Form 10QSB
period 1995-03-31
CCFNB BANCORP INC
filed 1995-05-12
CIK 731122

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                  FORM 10-QSB



/X/ QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995


/ / TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _____________


Commission file number 0-19028

                              CCFNB BANCORP, INC.
                 (Name of small business Issuer in its charter)

PENNSYLVANIA                                              23-2254643
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification Number)

232 East Street, Bloomsburg, PA                           17815
(Address of principal executive offices)                  (Zip Code)

Issuer's telephone number, including area code:  (717) 784-4400


          Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirings for the past 90 days. Yes X No
                   -     ---

          Indicate the number of shares outstanding of each of the issuer's
classes of common stock, as of the latest practicable date.   1,365,622 shares
of $1.25 (par) common stock were outstanding as of  April 27, 1995.

                       CCFNB BANCORP, INC. AND SUBSIDIARY
                                 MARCH 31, 1995
                                  INDEX 10-QSB





PART I  - FINANCIAL INFORMATION:


        - Consolidated Balance Sheets                                        1


        - Consolidated Statements of Income                                  2


        - Consolidated Statements of Cash Flows                              3


        - Notes to Consolidated Financial Statements                       4 - 5


        - Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                        6 - 9



PART II - OTHER INFORMATION                                                 10



SIGNATURES                                                                  11

CCFNB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)
UNAUDITED

                                                                    MARCH     DECEMBER
                                                                   31, 1995   31, 1994
                                                                   --------   --------
ASSETS
Cash and due from banks........................................    $  3,484   $  4,170
Interest-bearing deposits with other banks.....................       2,473          4
Investment securities:
  Held-to-maturity securities, approximate fair value of
    $20,107 and $25,566........................................      19,992     25,894
  Available-for-sale securities carried at fair value..........      13,880     13,429
Loans, net of unearned income..................................     111,839    109,800
Allowance for loan losses......................................         932        943
                                                                   --------   --------
  Net loans....................................................    $110,907   $108,857
Premises and equipment.........................................       3,258      3,290
Accrued interest receivable....................................         777        843
Other assets...................................................         729        637
                                                                   --------   --------
     TOTAL ASSETS..............................................    $155,500   $157,124
                                                                   ========   ========


LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits:
  Non-interest bearing.........................................    $  9,773   $ 11,678
  Interest bearing.............................................     117,665    115,186
                                                                   --------   --------
     Total Deposits............................................    $127,438   $126,864
Short-term borrowings:
  Federal funds purchased and securities sold under agreements
    to repurchase..............................................       8,998      9,769
  Other........................................................         204      2,140
Accrued interest and other expenses............................         754        678
Other liabilities..............................................          21         23
                                                                   --------   --------
     TOTAL LIABILITIES.........................................    $137,415   $139,474
                                                                   --------   --------

STOCKHOLDERS' EQUITY
Common stock, par value $1.25 per share; Authorized 5,000,000
  shares; issued 1995 - 1,365,622, 1994 - 1,110,262 shares.....    $  1,707   $  1,707
Surplus........................................................       5,626      5,626
Retained earnings..............................................      11,038     10,808
Allowance for unrealized gain (loss) on available-for-sale
  investment securities, net of deferred tax of 1995 - $148,
  1994 - $253..................................................        (286)      (491)
                                                                   --------   --------
     TOTAL STOCKHOLDERS' EQUITY................................    $ 18,085   $ 17,650
                                                                   --------   --------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY................    $155,500   $157,124
                                                                   ========   ========


The accompanying notes are an integral part of these consolidated financial statements.

CCFNB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS EXCEPT PER SHARE DATA)
UNAUDITED

                                                                          FOR THE THREE
                                                                          MONTHS ENDING
                                                                            MARCH 31,
                                                                            ---------
                                                                         1995       1994
                                                                         ----       ----
INTEREST INCOME
Interest and fees on loans:
  Taxable...........................................................  $  2,150   $  1,908
  Tax exempt........................................................        45         19
Interest and dividends on investment securities:
  Taxable interest..................................................       400        387
  Tax exempt interest...............................................       120        115
  Dividends.........................................................        10          7
Interest on federal funds sold......................................         0          2
Interest on deposits in other banks.................................         9         23
                                                                      --------   --------
     TOTAL INTEREST INCOME..........................................  $  2,734   $  2,461
                                                                      --------   --------

INTEREST EXPENSE
Interest on deposits................................................  $  1,138   $  1,030
Interest on short-term borrowings...................................       150         93
                                                                      --------   --------
     TOTAL INTEREST EXPENSE.........................................  $  1,288   $  1,123
                                                                      --------   --------

Net interest income.................................................  $  1,446   $  1,338
Provision for loan losses...........................................        24         30
                                                                      --------   --------
  NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES...............  $  1,422   $  1,308
                                                                      --------   --------

NON-INTEREST INCOME
Service charges and fees............................................  $    113   $    104
Trust department income.............................................        12          3
Other income........................................................         6          3
Investment securities gain (losses) - net...........................         0         63
                                                                      --------   --------
     TOTAL NON-INTEREST INCOME......................................  $    131   $    173
                                                                      --------   --------

NON-INTEREST EXPENSES
Salaries and wages..................................................  $    368   $    327
Pensions and other employee benefits................................       130        118
Occupancy expense, net..............................................        68         84
Furniture and equipment expense.....................................        78         76
FDIC insurance......................................................        72         69
Other operating expenses............................................       363        300
                                                                      --------   --------
     TOTAL NON-INTEREST EXPENSES....................................  $  1,079   $    974
                                                                      --------   --------

Income before income taxes..........................................  $    474   $    507
Income tax expense..................................................       107        132
                                                                      --------   --------
    NET INCOME......................................................  $    367   $    375
                                                                      ========   ========


NET INCOME PER SHARE................................................       .27        .34


The accompanying notes are an integral part of these consolidated financial statements.

CCFNB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

UNAUDITED                                                                 FOR THE THREE MONTHS
                                                                            ENDING MARCH 31,
                                                                            ----------------
                                                                           1995         1994
                                                                           ----         ----
OPERATING ACTIVITIES
Net income.............................................................  $    367    $    375
Adjustments to reconcile net income to net cash provided by
 operating activities:
   Provision for loan losses...........................................        24          30
   Provision for depreciation and amortization.........................        64          62
   Premium amortization on investment securities.......................         3           7
   Discount accretion on investment securities.........................        (4)         (2)
   Deferred income taxes (benefit).....................................        (8)         40
   (Gain) loss on sales of investment securities.......................         0         (63)
   (Increase) decrease in accrued interest receivable and other assets.      (124)        (53)
   Increase (decrease) in accrued interest and other expenses
     and other liabilities.............................................        74         (25)
                                                                         --------    --------
     NET CASH PROVIDED BY OPERATING ACTIVITIES.........................  $    396    $    371
                                                                         --------    --------
INVESTING ACTIVITIES
Proceeds from sales of investment securities:
  Held-to-maturity securities..........................................  $      0    $      0
  Available-for-sale securities........................................         0       1,069
Proceeds from maturities and redemptions of held-to-maturity
  investment securities................................................     6,000       6,600
Purchase of investment securities:
  Held-to-maturity securities..........................................      (225)     (5,223)
  Available-for-sale securities........................................       (13)          0
Net (increase) decrease in loans.......................................    (2,074)        106
Purchases of premises and equipment....................................       (31)        (29)
Proceeds from sale of premises and equipment...........................         0           6
                                                                         --------    --------
     NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES...............  $  3,657    $  2,529
                                                                         --------    --------
FINANCING ACTIVITIES
Net increase (decrease) in deposits....................................  $    574    $ (1,069)
Net increase (decrease) in short-term borrowings.......................    (2,707)     (3,025)
Proceeds from sale of treasury stock...................................         0           3
Acquisition of treasury stock..........................................         0         (18)
Cash dividends paid....................................................      (137)       (111)
                                                                         --------    --------
     NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES...............  $ (2,270)   $ (4,220)
                                                                         --------    --------
     INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS..................  $  1,783    $ (1,320)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR.........................     4,174       7,764
                                                                         --------    --------
     CASH AND CASH EQUIVALENTS AT END OF YEAR..........................  $  5,957    $  6,444
                                                                         ========    ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
  Interest.............................................................  $  1,264    $  1,146
  Income taxes.........................................................        14           0

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITY
   In accordance with FASB #115, certain investment securities are classified as available-for-sale and those investments so classified are required to be carried at fair value. Accordingly, the required adjustment to reflect fair value for the current year through March 31, 1995 resulted in an increase to the available-for-sale investments in the amount of $310 thousand which was transferred to an allowance for unrealized loss as an equity adjustment in the net amount of $205 thousand after giving effect to the related deferred tax of $105 thousand.

The accompanying notes are an integral part of these consolidated financial statements.

CCFNB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1995
UNAUDITED



BASIS OF PRESENTATION



NOTE 1 - The accounting and reporting policies of CCFNB Bancorp and its subsidiary conform to generally accepted accounting principles and to general practices within the banking industry. These consolidated interim financial statements include the accounts of CCFNB Bancorp, Inc. and its wholly owned subsidiary, Columbia County Farmers National Bank. All significant inter-company balances have been eliminated.



NOTE 2 - The accompanying consolidated interim financial statements are unaudited. In management's opinion, the consolidated interim financial statements reflect a fair presentation of the consolidated financial position of CCFNB Bancorp, Inc. and Subsidiary, and the results of their operations and their cash flows for the interim periods presented. Further, the consolidated interim financial statements reflect all adjustments, which are in the opinion of management, necessary to present fairly the consolidated financial condition and consolidated results of operations and cash flows for the interim period presented and that all such adjustments to the consolidated financial statements are of a normal recurring nature.



NOTE 3 - The results of operations for the three month period ended March
         31, 1995 are not necessarily indicative of the results to be expected for the full year.



NOTE 4 - Net income per share of common stock for the interim periods is based on the weighted average number of shares for each period; 1995 - 1,365,622 shares and 1994 - 1,109,933 shares.



NOTE 5 - Management considers the allowance for possible loan losses to be adequate at the present time.

NOTE 6 - The consolidated interim financial statements have been prepared in accordance with requirements of Form 10-QSB and therefore do not include all the disclosures normally required by generally accepted accounting principles, or those normally made in the Corporation's annual 10-KSB filing. The reader of these consolidated interim financial statements may wish to refer to the Corporation's annual report on Form 10-KSB for the period ended December 31, 1994, filed with the Securities and Exchange Commission.

                       CCFNB BANCORP, INC. AND SUBSIDIARY
               MANAGEMENT'S DISCUSSION OF CONSOLIDATED FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS



Financial Condition and Liquidity:

At March 31, 1995, the Company's total assets were $155.5 million, which represented a decrease of $1.6 million from the $157.1 million reported at December 31, 1994. At March 31, 1995 the net loan portfolio totalled $110.9 million representing an increase of $2.0 million, compared to $108.9 million at December 31, 1994.

At March 31, 1995, the amount charged to operating expense for the provision for loan losses was $24 thousand compared to $30 thousand at March 31, 1994. The provision is representative of management's assessment of the risks inherent in the loan and lease portfolio while providing amounts necessary to cover charge-offs.

The investment carrying value shown at March 31, 1995 of $33.9 million is represented by Held-to-Maturity securities at amortized cost of $20.0 million and Available-for-Sale securities at fair value of $13.9 million. The decrease of $5.5 million is accounted for by the decrease in short-term borrowings from FHLB of $1.6 million and an increase in interest bearing deposits of $2.5 million and the balance of $1.4 million used to fund the continuing loan demand.

Total deposits increased to $127.4 million at March 31, 1995, from $126.9 million at December 31, 1994.

Shown below is a summary of past due and non-accrual loans:

                                                           IN THOUSANDS OF DOLLARS
                                                           -----------------------
                                                              MARCH      DECEMBER
                                                             31, 1995    31, 1994
                                                             --------    --------
Past due and non-accrual:
  Days 30 - 89..........................................     $  1,209    $    875
  Days 90 plus..........................................          195         304
  Non-accrual...........................................           15          24
                                                             --------    --------
                                                             $  1,419    $  1,203
                                                             ========    ========

Any loans classified for regulatory purposes as loss, doubtful, substandard, or special mention that have not been disclosed under Industry Guide 3 do not (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

Furthermore, the Company was required to adopt Financial Accounting Standards Board Statement No. 114, "Accounting by Creditors for Impairment of a Loan". Since the Company does not have any "impaired loans" by definition under Statement 114 there is no impact on the March 31, 1995 financial statements.

With respect to strength of capital, a tabular presentation of the consolidated risk-based capital ratios is presented below:

                                                           IN THOUSANDS OF DOLLARS
                                                           -----------------------
                                                              MARCH      DECEMBER
                                                             31, 1995    31, 1994
                                                             --------    --------
Tier I Capital to Risk-Weighted Assets....................    19.50%      20.19%
Minimum Standard Ratios...................................     4.00%       4.00%

Total Qualifying Capital to Risk-Weighted Assets..........    20.52%      21.24%
Minimum Standard Ratios...................................     8.00%       8.00%

At March 31, 1995, the Company maintained $6.0 million in cash and cash equivalents in the form of cash and due from banks (after reserve requirements). In addition, the Company had $9.0 million of investment securities scheduled to mature in one year or less. This combined total of $15.0 million represented 9.6% of total assets at March 31, 1995, as compared to $19.1 million, or 12.2% of total assets at December 31, 1994. The Company believes that its liquidity is adequate.

The Company considers its primary source of liquidity to be its core deposit base. This funding source has grown steadily over the years and consists of deposits from customers throughout the branch network. The Company will continue to promote the acquisition of deposits through its branch offices. At March 31, 1995, approximately 76.7% of the Company's assets were funded by core deposits acquired within its market.

Results of Operations:

THREE MONTHS ENDED MARCH 31, 1995 COMPARED TO THREE MONTHS ENDED
MARCH 31, 1994.

Net income for the three months ended March 31, 1995 was $367,000, or $.27 per share, as compared to $375,000, or $.34 per share, for the comparable period in 1994. The decrease in earnings per share of $.07 is principally attributable to the 255,360 new shares issued in the fourth quarter of 1994. Although combined net interest income and non-interest income increased during the three months ended March 31, 1995, these increases were more than offset by an increase in non-interest expenses.

Return on assets and return on equity were .95% and 8.37% respectively for the three months ended March 31, 1995 as compared with 1.01% and 11.18% respectively for the comparable period in 1994. The decrease in return on equity is mainly attributable to the increase in common stock and surplus resulting from the stock issue during the fourth quarter of 1994.

For the three months ended March 31, 1995, net interest income was $1.4 million as compared to $1.3 million for the comparable period of 1994. Net interest margin tax equivalized increased to 4.15% for the three months ended March 31, 1995 from 3.96% for the comparable period in 1994.

Interest income from investment securities totalled $520,000 for the three months ended March 31, 1995 compared to $502,000 for the period of the preceding year. The increase of $18,000 reflects the higher interest earned on short-term U.S. treasury securities. The Company typically invests in U.S. Government securities with maturities of two years or less.

Total interest expense increased by $165,000 for the first quarter of 1995 as compared to the first quarter of 1994. This increase in interest expense reflects the continuing rise in rates paid on deposit accounts during the current period.

The following analysis provides a comparative schedule of loan maturities/interest rate sensitivities including a schedule of all loans due after one year by fixed and variable rate categories:

                                                           IN THOUSANDS OF DOLLARS
                                                           -----------------------
      MATURITY AND REPRICING DATA FOR LOANS AND LEASES        MARCH      DECEMBER
          (EXCLUDING THOSE IN NON-ACCRUAL STATUS)            31, 1995    31, 1994
          ---------------------------------------            --------    --------
Fixed rate loans & leases with a remaining maturity of:
  Three months or less....................................   $  1,742    $  1,826
  Over three months through 12 months.....................      5,097       4,608
  Over one year through five years........................      8,805       8,117
  Over five years.........................................     25,438      19,751
                                                             --------    --------
      Total Fixed Rate Loans and Leases...................   $ 41,082    $ 34,302

Floating rate loans & leases with a repricing frequency of:
  Quarterly or more frequently............................     10,582      11,378
  Annually or more frequently, but less frequently than
   quarterly..............................................          0           0
  Every five years or more frequently, but less
   frequently than annually...............................     60,716      64,512
                                                             --------    --------
      Total Floating Rate Loans and Leases................   $ 71,298    $ 75,890
                                                             --------    --------
      Total Loans and Leases..............................   $112,380    $110,192
                                                             ========    ========

For the three months ended March 31, 1995, total non-interest income decreased $42 thousand to $131 thousand over total other income of $173 thousand for the three months ended March 31, 1994. The principal reason for the decrease was due to the $63 thousand decrease in investment security gains offset by $11 thousand increase in service charges and fees and $9 thousand increase in trust department increase.

The following table sets forth, for the periods indicated, the major components of non-interest income:

                                                                 THREE MONTHS ENDED
                                                                     MARCH 31,
                                                                     ---------
                                                                 1995        1994
                                                                 ----        ----
                                                              (DOLLARS IN THOUSANDS)
Service charges and fees..................................       $113        $104
Trust department income...................................         12           3
Investment securities gain (loss) - net...................          0          63
Other.....................................................          6           3
                                                                 ----        ----
     Total................................................       $131        $173
                                                                 ====        ====

Non-interest expenses totalled $1,079 thousand for the three months ended March 31, 1995, representing an increase of $105 thousand, or 10.78% from the $974 thousand of other expense incurred for the same period in 1994. Salary and wage expense increased 12.54% due primarily to internal promotions and normal merit increases. Employee benefits expense increased 10.17% due to increased health insurance premiums.

The following table sets forth, for the periods indicated, the major components of other expenses:

                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                                     ---------
                                                                 1995        1994
                                                                 ----        ----
                                                              (DOLLARS IN THOUSANDS)
Salaries and wages........................................     $  368      $  327
Employee benefits.........................................        130         118
Net occupancy expense.....................................         68          84
Furniture and equipment expense...........................         78          76
FDIC insurance............................................         72          69
State shares tax..........................................         28          26
Other expense.............................................        335         274
                                                               ------      ------
     Total................................................     $1,079      $  974
                                                               ======      ======

Management knows of no known trends, events or uncertainties that will have or that are reasonably likely to have a material effect on the Company's liquidity, capital resources or operations. Management also is not aware of any current recommendations by the regulatory authorities which if they were to be implemented would have such an effect.

PART II - Other Information:


Item I.  Legal Proceedings

Management and the Corporation's legal counsel are not aware of any litigation that would have a material adverse effect on the consolidated financial position of the Corporation. There are no proceedings pending other than the ordinary routine litigation incident to the business of the Corporation and its subsidiary, Columbia County Farmers National Bank. In addition, no material proceedings are pending or are known to be threatened or contemplated against the Corporation and the Bank by government authorities.


Item 2.  Changes in Securities - Nothing to report.


Item 3.  Defaults Upon Senior Securities - Nothing to report.


Item 4.  Submission of Matters to a Vote of Security Holders

On January 26, 1995, the Board of Directors approved an Employee Stock Purchase Plan, subject to approval by the shareholders as included in the Company's proxy for the April 25, 1995 annual meeting. The maximum number of shares of the Common Stock to be issued under this plan shall be 20,000. A participating employee shall elect deductions of at least 1% of base pay, but not more than 10% of base pay, to cover purchases of shares under this plan. A participating employee shall be deemed to have been granted an option to purchase a number of shares of the Common Stock equal to the annual aggregate amount of payroll deductions elected by the employee divided by 90% of the fair market value of Common Stock on the first day of January in each year or on the subsequent thirty-first day of December of each year. Form S-8 was filed with the Securities and Exchange Commission on February 1, 1995 regarding this matter.


Item 5.  Other Information

On February 2, 1995, the Company registered with the Securities and Exchange Commission 500,000 shares of the Common Stock to be sold pursuant to a Dividend Reinvestment and Stock Purchase Plan. The price per share for purchases under this plan will be determined at each quarterly dividend payment date by the reported average mean between the bid and asked prices in the over-the-counter market for 10 consecutive trading days preceding each quarterly dividend payment date. Form S-3 was filed with Securities and Exchange
Commission February 2, 1995 regarding this matter.

The Company has contracted American Stock Transfer and Trust Company as its transfer agent and registrar.


Item 6.  Exhibits and Reports on Form 8-K - Nothing to report.

                                 SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     CCFNB BANCORP, INC.
                                        (Registrant)




                                     By /s/ Paul E. Reichart
                                        -------------------------------
                                        Paul E. Reichart
                                        President & CEO

                                     Date:




                                     By /s/ VIRGINIA D. KOCHER
                                        ------------------------------
                                        Virginia D. Kocher
                                        Treasurer

                                     Date: