Form 10QSB
period 1995-06-30
CCFNB BANCORP INC
filed 1995-08-10
CIK 731122

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549

                                 FORM 10-QSB



/X/ QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995


/ / TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _____________


Commission file number 0-19028

                             CCFNB BANCORP, INC.
                (Name of small business Issuer in its charter)


PENNSYLVANIA                                        23-2254643
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification Number)

232 East Street, Bloomsburg, PA                     17815
(Address of principal executive offices)            (Zip Code)

Issuer's telephone number, including area code:  (717) 784-4400


          Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirings for the past 90 days. Yes X No
            ---    ---

          Indicate the number of shares outstanding of each of the issuer's
classes of common stock, as of the latest practicable date.   1,368,331 shares
                                                              ---------
of $1.25 (par) common stock were outstanding as of  July 28, 1995.
                                                    -------------

                      CCFNB BANCORP, INC. AND SUBSIDIARY
                                 JUNE 30, 1995
                                 INDEX 10-QSB







PART I  - FINANCIAL INFORMATION:
          ---------------------

        - Consolidated Balance Sheets                                       1


        - Consolidated Statements of Income                                 2


        - Consolidated Statements of Cash Flows                             3


        - Notes to Consolidated Financial Statements                      4 - 5


        - Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                       6 - 12



PART II - OTHER INFORMATION                                                13
          -----------------


SIGNATURES                                                                 14

CCFNB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)
UNAUDITED

                                                                     JUNE     DECEMBER
                                                                   30, 1995   31, 1994
                                                                   --------   --------
ASSETS
Cash and due from banks........................................    $  4,051   $  4,170
Interest-bearing deposits with other banks.....................       4,525          4
Federal funds sold.............................................       2,725          0
Investment securities:
  Held-to-maturity securities, approximate fair value of
    $16,589 and $25,566........................................      16,242     25,894
  Available-for-sale securities carried at fair value..........      22,228     13,429
Loans, net of unearned income..................................     110,570    109,800
Allowance for loan losses......................................         936        943
                                                                   --------   --------
  Net loans....................................................    $109,634   $108,857
Premises and equipment.........................................       3,426      3,290
Accrued interest receivable....................................         825        843
Other assets...................................................         549        637
                                                                   --------   --------
     TOTAL ASSETS..............................................    $164,205   $157,124
                                                                   ========   ========


LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits:
  Non-interest bearing.........................................    $ 11,255   $ 11,678
  Interest bearing.............................................     120,198    115,186
                                                                   --------   --------
     Total Deposits............................................    $131,453   $126,864
Short-term borrowings:
  Federal funds purchased and securities sold under agreements
    to repurchase..............................................      12,323      9,769
  Other........................................................         905      2,140
Accrued interest and other expenses............................         852        678
Other liabilities..............................................          18         23
                                                                   --------   --------
     TOTAL LIABILITIES.........................................    $145,551   $139,474
                                                                   --------   --------

STOCKHOLDERS' EQUITY
Common stock, par value $1.25 per share; Authorized 5,000,000
  shares; issued 1995 - 1,368,331, 1994 - 1,365,622 shares.....    $  1,710   $  1,707
Surplus........................................................       5,643      5,626
Retained earnings..............................................      11,320     10,808
Allowance for unrealized gain (loss) on available-for-sale
  investment securities, net of deferred tax of 1995 - $10,
  1994 - $253..................................................         (19)      (491)
                                                                   --------   --------
     TOTAL STOCKHOLDERS' EQUITY................................    $ 18,654   $ 17,650
                                                                   --------   --------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY................    $164,205   $157,124
                                                                   ========   ========


The accompanying notes are an integral part of these consolidated financial statements.

CCFNB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS EXCEPT PER SHARE DATA)
UNAUDITED


                                                      FOR THE SIX        FOR THE THREE
                                                     MONTHS ENDING       MONTHS ENDING
                                                       JUNE 30,             JUNE 30,
                                                       --------             --------
                                                     1995     1994       1995      1994
                                                     ----     ----       ----      ----
INTEREST INCOME
Interest and fees on loans:
  Taxable........................................  $  4,358  $  3,852   $  2,208  $  1,944
  Tax exempt.....................................        78        37         33        18
Interest and dividends on investment securities:
  Taxable interest...............................       809       788        409       401
  Tax exempt interest............................       241       230        121       115
  Dividends......................................        25        19         15        12
Interest on federal funds sold...................        27         8         27         6
Interest on deposits in other banks..............        53        47         44        24
                                                   --------  --------   --------  --------
     TOTAL INTEREST INCOME.......................  $  5,591  $  4,981   $  2,857  $  2,520
                                                   --------  --------   --------  --------

INTEREST EXPENSE
Interest on deposits.............................  $  2,398  $  2,092   $  1,260  $  1,062
Interest on short-term borrowings................       284       193        134       100
                                                   --------  --------   --------  --------
     TOTAL INTEREST EXPENSE......................  $  2,682  $  2,285   $  1,394  $  1,162
                                                   --------  --------   --------  --------

Net interest income..............................  $  2,909  $  2,696   $  1,463  $  1,358
Provision for loan losses........................        32        60          8        30
                                                   --------  --------   --------  --------
  NET INTEREST INCOME AFTER PROVISION FOR
    LOAN LOSSES..................................  $  2,877  $  2,636   $  1,455  $  1,328
                                                   --------  --------   --------  --------

NON-INTEREST INCOME
Service charges and fees.........................  $    237  $    207   $    124  $    103
Trust department income..........................        23        29         11        26
Other income.....................................        27        25         21        22
Investment securities gain (losses) - net........         0        63          0         0
                                                   --------  --------   --------  --------
     TOTAL NON-INTEREST INCOME...................  $    287  $    324   $    156  $    151
                                                   --------  --------   --------  --------

NON-INTEREST EXPENSES
Salaries and wages...............................  $    738  $    670   $    370  $    343
Pensions and other employee benefits.............       254       239        124       121
Occupancy expense, net...........................       128       148         60        64
Furniture and equipment expense..................       154       154         76        78
FDIC insurance...................................       144       138         72        69
Other operating expenses.........................       697       629        334       329
                                                   --------  --------   --------  --------
     TOTAL NON-INTEREST EXPENSES.................  $  2,115  $  1,978   $  1,036  $  1,004
                                                   --------  --------   --------  --------

Income before income taxes.......................  $  1,049  $    982   $    575  $    475
Income tax expense...............................       264       250        157       118
                                                   --------  --------   --------  --------
    NET INCOME...................................  $    785  $    732   $    418  $    357
                                                   ========  ========   ========  ========

NET INCOME PER SHARE.............................  $    .57  $    .66   $    .31  $    .32


The accompanying notes are an integral part of these consolidated financial statements.

CCFNB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

UNAUDITED                                                                 FOR THE SIX MONTHS
                                                                           ENDING JUNE 30,
                                                                           ---------------
                                                                           1995       1994
                                                                           ----       ----
OPERATING ACTIVITIES
Net income.............................................................  $    785  $    732
Adjustments to reconcile net income to net cash provided by
 operating activities:
   Provision for loan losses...........................................        32        60
   Provision for depreciation and amortization.........................       128       123
   Premium amortization on investment securities.......................         5        13
   Discount accretion on investment securities.........................        (6)       (4)
   Deferred income taxes (benefit).....................................        (3)       18
   (Gain) loss on sales of investment securities.......................         0       (63)
   (Increase) decrease in accrued interest receivable and other assets.      (135)      (67)
   Increase (decrease) in accrued interest and other expenses
     and other liabilities.............................................       169       (23)
                                                                         --------  --------
     NET CASH PROVIDED BY OPERATING ACTIVITIES.........................  $    975  $    789
                                                                         --------  --------
INVESTING ACTIVITIES
Proceeds from sales of investment securities:
  Available-for-sale securities........................................  $  1,000  $  1,069
Proceeds from maturities and redemptions of held-to-maturity
  investment securities................................................    10,111    13,893
Purchase of investment securities:
  Held-to-maturity securities..........................................      (588)  (11,076)
  Available-for-sale securities........................................    (8,953)        0
Net (increase) decrease in loans.......................................      (809)   (3,250)
Purchases of premises and equipment....................................      (264)      (70)
Proceeds from sale of premises and equipment...........................         0         6
                                                                         --------  --------
     NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES...............  $    497  $    572
                                                                         --------  --------
FINANCING ACTIVITIES
Net increase (decrease) in deposits....................................  $  4,589  $  1,454
Net increase (decrease) in short-term borrowings.......................     1,319    (3,760)
Proceeds from sale of treasury stock...................................         0        18
Acquisition of treasury stock..........................................         0       (18)
Proceeds from sale of stock............................................        20         0
Cash dividends paid....................................................      (273)     (222)
                                                                         --------  --------
     NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES...............  $  5,655  $ (2,528)
                                                                         --------  --------
     INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS..................  $  7,127  $ (1,167)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR.........................     4,174     7,764
                                                                         --------  --------
     CASH AND CASH EQUIVALENTS AT END OF YEAR..........................  $ 11,301  $  6,597
                                                                         ========  ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
  Interest.............................................................  $  2,603  $  2,294
  Income taxes.........................................................  $    256  $    179

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITY
   In accordance with FASB #115, certain investment securities are classified as available-for-sale and those investments so classified are required to be carried at fair value. Accordingly, the required adjustment to reflect fair value for the current year through June 30, 1995 resulted in an increase to the available-for-sale investments in the amount of $715 thousand which was transferred to an allowance for unrealized loss as an equity adjustment in the net amount of $472 thousand after giving effect to the related deferred tax of $243 thousand.

The accompanying notes are an integral part of these consolidated financial statements.

CCFNB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1995
UNAUDITED



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



NOTE 3 - The results of operations for the three month period ended June 30, 1995 are not necessarily indicative of the results to be expected for the full year.



NOTE 4 - Net income per share of common stock for the interim periods is based on the weighted average number of shares for each period; 1995 - 1,365,757 shares and 1994 - 1,109,666 shares.



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

                      CCFNB BANCORP, INC. AND SUBSIDIARY
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Consolidated Summary of Operations
(Dollars in Thousands, except for per share data)


                                             AT AND FOR THE SIX
                                             ------------------
                                            MONTHS ENDED JUNE 30,  ----------AT AND FOR THE YEAR ENDED DECEMBER 31,----------
                                            ---------------------            --------------------------------------
                                              1995        1994        1994        1993        1992        1991        1990
                                              ----        ----        ----        ----        ----        ----        ----
Income Statement Data:
  Interest income.......................  $    5,591  $    4,981  $   10,459  $    9,838  $    9,701  $    9,946  $    9,949
  Interest expense......................       2,682       2,285       4,785       4,634       5,053       5,707       6,066
                                          ----------  ----------  ----------  ----------  ----------  ----------  ----------
  Net interest income...................  $    2,909  $    2,696  $    5,674  $    5,204  $    4,648  $    4,239  $    3,883
  Provision for loan losses.............          32          60         160         105         167         190         165
  Non-interest income...................         287         324         569         644         614         554         772
  Non-interest expense..................       2,115       1,978       3,958       3,763       3,468       3,228       2,750
                                          ----------  ----------  ----------  ----------  ----------  ----------  ----------
  Income before income taxes and
    cumulative effect of a change in
    accounting principle................  $    1,049  $      982  $    2,125  $    1,980  $    1,627  $    1,375  $    1,740
  Income tax expense....................         264         250         560         497         414         346         439
  Cumulative effect of a change in
    accounting principle................           0           0           0         196           0           0           0
                                          ----------  ----------  ----------  ----------  ----------  ----------  ----------
  Net income............................  $      785  $      732  $    1,565  $    1,679  $    1,213  $    1,029  $    1,301
                                          ==========  ==========  ==========  ==========  ==========  ==========  ==========

Per Share:(1)
  Net income(2).........................  $      .57  $      .66  $     1.35  $     1.34  $     1.09  $      .93  $     1.18
  Cash dividends paid...................         .20         .20         .42         .40         .33         .30         .30

Weighted average number of shares
  outstanding...........................   1,365,757   1,109,666   1,163,199   1,109,837   1,109,602   1,109,382   1,103,101

Balance Sheet Data:
  Total assets..........................  $  164,205  $  150,291  $  157,124  $  152,386  $  139,273  $  118,558  $  109,526
  Investment securities.................      38,470      40,292      39,323      44,542      39,448      34,489      29,399
  Loans, net of earned income...........     109,634      99,550     109,800      96,423      82,055      74,155      70,771
  Deposits..............................     131,453     125,477     126,864     124,023     113,291      95,334      88,567
  Stockholders' equity..................      18,654      13,686      17,650      13,452      12,208      11,361      10,667
  Book value per share (1)..............       13.63       12.33       12.92       12.12       11.00       10.24        9.61
  Number of shares outstanding..........   1,368,331   1,110,262   1,365,622   1,110,262   1,109,602   1,109,613   1,109,841

Ratios: (3)
  Return on average assets (2)..........        1.00%        .98%       1.03%       1.04%        .94%        .90%       1.18%
  Return on average stockholders' equity(2)     8.66       10.86       11.39       11.64       10.13        9.47       12.37
  Dividend payout.......................       34.78       30.34       36.54       26.44       30.17       32.34       25.38


(1) Per share data has been calculated on the weighted average number of shares outstanding, except for the book value per share which was calculated on the actual number of shares outstanding at the end of the period.

(2) Before cumulative effect of change in accounting principle.

(3) The ratios for the six month periods ending June 30 are annualized.

The following discussion and analysis of financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements of the Company. The consolidated financial condition and results of operations of the Company are essentially those of the Bank. Therefore, the discussion and analysis that follows is directed primarily at the performance of the Bank.


Overview

Total assets increased 4.5% in 1995 to $164.2 million at June 30, from $157.1 million at December 31, 1994. Net income increased 7.2% through June 30, 1995 to $785,000, or $.57 per share, compared to $732,000, or $.66 per share for the same six month period ended June 30, 1994. Loans increased in 1995 by 7.0% to $110.6 million at June 30, from $109.8 million at December 31, 1994.


Results of Operations - For the Six Months Ended June 30, 1995 and June 30, 1994

Net income is affected by five major components: net interest income or the difference between interest income earned on loans and investments and interest expense paid on deposits and borrowed funds; the provision for loan losses, which is the amount charged against net interest income and added to the allowance for loan losses to provide a reserve for future loan losses; other non-interest income, which is made up of certain fees, gains and losses from the sale of investment securities, trust department income and other items; and other non-interest expenses, which consist primarily of salaries and benefits, general overhead expenses, other operating expenses and income taxes. Each of these major components is reviewed in more detail in the following discussion.

Net income for the six months ended June 30, 1995 was $785,000, or $.57 per share, as compared to $732,000, or $.66 per share, for the comparable period in 1994. The principal factor for the increase was due to greater loan interest income resulting in more net interest income.

Return on assets and return on equity were 1.00% and 8.06%, respectively, for the six months ended June 30, 1995, as compared with .98% and 10.86%, respectively, for the comparable period in 1994.


Net Interest Income

For the six months ended June 30, 1995, net interest income was $2.9 million as compared to $2.7 million for the comparable period of 1994. The net interest margin increased to 4.10% for the six months ended June 30, 1995 from 3.98% for the comparable period in 1994. Average interest earning assets at June 30, 1995 increased by 5.1% over June 30, 1994.

Average loans outstanding grew from $97.2 million, respectively, or 14.1%, for the six months ended June 30, 1994, as compared to the six months ended June
30, 1995. This growth resulted in a 12.3% increase in interest income from loans, from $3.9 million to $4.4 million, for the six months ended June 30, 1994 and June 30, 1995, respectively.

Shown below is a summary of past due and non-accrual loans:

                                                             IN THOUSANDS OF DOLLARS
                                                             -----------------------
                                                                 JUNE     DECEMBER
                                                               30, 1995   31, 1994
                                                               --------   --------
Past due and non-accrual:
  Days 30 - 89..............................................   $    846   $    875
  Days 90 plus..............................................        162        304
  Non-accrual...............................................         14         24
                                                               --------   --------
                                                               $  1,022   $  1,203
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

Furthermore, the Company was required to adopt Financial Accounting Standards Board Statement No. 114, "Accounting by Creditors for Impairment of a Loan". Since the Company does not have any "impaired loans" by definition under Statement 114 there is no impact on the June 30, 1995 financial statements.

The following analysis provides a comparative schedule of loan maturities/ interest rate sensitivities including a schedule of all loans due after one year by fixed and variable rate categories:


                                                             IN THOUSANDS OF DOLLARS
                                                             -----------------------
       MATURITY AND REPRICING DATA FOR LOANS AND LEASES          JUNE     DECEMBER
           (EXCLUDING THOSE IN NON-ACCRUAL STATUS)             30, 1995   31, 1994
           ---------------------------------------             --------   --------
Fixed rate loans & leases with a remaining maturity of:
  Three months or less......................................   $  2,349   $  1,826
  Over three months through 12 months.......................      3,583      4,608
  Over one year through five years..........................      9,673      8,117
  Over five years...........................................     25,028     19,751
                                                               --------   --------
       Total Fixed Rate Loans and Leases....................   $ 40,633   $ 34,302

Floating rate loans & leases with a repricing frequency of:
  Quarterly or more frequently..............................     10,486     11,378
  Annually or more frequently, but less frequently than
    quarterly...............................................          0          0
  Every five years or more frequently, but less frequently
    than annually...........................................     60,067     64,512
                                                               --------   --------
       Total Floating Rate Loans and Leases.................   $ 70,553   $ 75,890
                                                               --------   --------
       Total Loans and Leases...............................   $111,186   $110,192
                                                               ========   ========

Interest income from investment securities reflects a 3.7% increase comparing $1.1 million for the six months ended June 30, 1995, and the comparable period of 1994. The Company typically invests in U.S. Government securities. The average balance of investment securities for the six months ended June 30, 1995 decreased 13.9% to $36.1 million, under the $41.9 million for the comparable period of 1994. A better yield on those investments held, however resulted in an increase in income.

Total interest expense increased $397,000 or 17.4% for the first half of 1995, as compared to the first half of 1994. This increase in interest expense reflects the higher rates paid on deposit accounts since June 30, 1994 as calculated on the increased deposit volume. Interest on short-term borrowings increased by $91,000 from $193,000 in 1994 to $284,000 in 1995 principally due to the Company being in a "borrowed position" early in 1995 as well as increased interest rates.

The following table sets forth, for the periods indicated, information regarding: (1) the total dollar amount of interest income from interest-earning assets and the resultant average yields; (2) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average cost; (3) net interest income; (4) net interest margin; (5) tax equivalent net interest income; and (6) tax equivalent net interest margin. Information is based on average daily balances during the indicated periods.

Average Balance Sheet and Rate Analysis
(Dollars in Thousands)

                                                            SIX MONTHS ENDED                SIX MONTHS ENDED
                                                    ---------JUNE 30, 1995--------   ---------JUNE 30, 1994--------
                                                             -------------                    -------------
                                                                INTEREST   AVERAGE               INTEREST   AVERAGE
                                                     AVERAGE     INCOME/    YIELD/    AVERAGE     INCOME/    YIELD/
ASSETS:                                             BALANCE(1)  EXPENSE(2)   RATE    BALANCE(1)  EXPENSE(2)   RATE
                                                    ----------  ----------   ----    ----------  ----------   ----
Interest bearing deposits with other financial
  institutions....................................   $  1,783    $     53    5.95%    $  2,728    $     47    3.45%
Investment securities:
  U.S. government securities......................     23,966         701    5.85       29,522         654    4.43
  State and municipal obligations.................      8,485         241    8.61        8,161         230    8.54
  Other securities................................      3,652         133    7.28        4,260         153    7.18
                                                     --------    --------    ----     --------    --------   -----
Total Investment Securities.......................     36,103       1,075    5.96       41,943       1,037    4.94
Federal funds sold................................        910          27    5.93          517           8    3.09
Consumer..........................................     11,089         554    9.99        8,497         430   10.12
Mortgage..........................................     83,346       3,162    7.59       74,742       2,917    7.81
Commercial........................................     13,847         640    9.24       12,992         506    7.79
Tax free (3)......................................      2,546          79    9.40          926          37   12.11
                                                     --------    --------    ----     --------    --------   -----
Total loans.......................................    110,828       4,435    8.00       97,157       3,890    8.01
Total interest earning assets.....................    149,624       5,590    7.47      142,345       4,982    7.00
                                                     --------    --------    ----     --------    --------   -----
Reserve for loan losses...........................       (941)                            (885)
Cash and due from banks...........................      1,627                            3,595
Other assets......................................      6,799                            4,526
                                                     --------                         --------
Total assets......................................   $157,109                         $149,581
                                                     ========                         ========

LIABILITIES AND CAPITAL:
SUPER NOW deposits................................   $ 19,167    $    276    2.88%    $ 17,504    $    250    2.86%
IRA...............................................      8,340         206    4.94        7,911         196    4.96
Money market deposits.............................     19,692         328    3.33       29,428         481    3.27
Savings deposits..................................     26,281         445    3.39       25,024         423    3.38
C/D's over $100,000...............................      8,116         221    5.45        5,111         111    4.34
Other time deposits...............................     35,493         924    5.21       28,712         631    4.40
                                                     --------    --------    ----     --------    --------   -----
Total interest bearing deposits...................    117,089       2,400    4.10      113,690       2,092    3.68
                                                     --------    --------    ----     --------    --------   -----
Federal funds purchased...........................          0           0    0.00            0           0    0.00
Other borrowed funds..............................      1,229          37    6.02          600          10    3.33
Repurchase agreements.............................      9,480         247    5.21       10,580         183    3.46
                                                     --------    --------    ----     --------    --------   -----
Total interest bearing liabilities................    127,798       2,684    4.20      124,870       2,285
                                                     --------    --------    ----     --------    --------
Demand deposits...................................     10,516                           10,391
Other liabilities.................................      1,031                              839
Stockholders' equity..............................     17,764                           13,481
                                                     --------                         --------
Total liabilities and capital.....................   $157,109                         $149,581
                                                     ========                         ========

NET INTEREST INCOME/NET INTEREST MARGIN (4)......                   2,906    3.88                    2,697    3.79
TAX EQUIVALENT NET INTEREST INCOME/                              ========    ====                 ========   =====
 NET INTEREST MARGIN (5)..........................                  3,070    4.10                    2,835    3.98
                                                                 ========    ====                 ========   =====

(1) Average volume information was computed using daily averages.
(2) Interest on loans includes fee income.
(3) Yield on tax-exempt obligations has been computed on a tax-equivalent basis.
(4) Net interest margin is computed by dividing net interest income by total interest earning assets.
(5) Interest and yield are presented on a tax equivalent basis using 34% for 1995 and 1994.


Provision for Loan Losses

The provision for loan losses is based on management's evaluation of the allowance for loan losses in relation to the credit risk inherent in the loan portfolio. In establishing the amount of the provision required, management considers a variety of factors, including but not limited to, general economic conditions, volumes of various types of loans, collateral adequacy and potential losses from significant borrowers. The Company strengthened its internal loan review process in 1987 by implementing stringent analytical standards in the review procedure. On a monthly basis, the Board of Directors and the Credit Administration Committee review information regarding specific loans and the total loan portfolio in general in order to determine the amount to be charged to the provision for loan losses.

For the six month period ending June 30, 1995, the provision for loan losses was $32,000, compared to $60,000 for the corresponding period in 1994. The primary reason for the decrease in the provision for loan losses was due to the low non-accrual and past due components of the loan portfolio.


Non-Interest Income

The following table sets forth, for the periods indicated, the major components of non-interest income:

                                                                   SIX MONTHS
                                                                 ENDED JUNE 30,
                                                                 --------------
                                                                1995        1994
                                                                ----        ----
                                                             (Dollars in Thousands)

Service charges and fees..................................    $    237    $    207
Trust department income...................................          23          29
Investment securities gain (loss) - net...................           0          63
Other.....................................................          27          25
                                                              --------    --------
     Total................................................    $    287    $    324
                                                              ========    ========

For the six months ended June 30, 1995, total non-interest income decreased $37,000, to $287,000, compared with $324,000 for the six months ended June 30, 1994. The principal reasons for the decrease was a $63,000 decrease in gains from the sale of investment securities offset by an increase in service charges and fees of $30,000.

Non-Interest Expenses

Generally, non-interest expense accounts for the costs of maintaining facilities, providing salaries and necessary benefits to employees, and general operating costs such as insurance, supplies, advertising, data processing services, taxes and other related expenses. Some of the costs and expenses are variable while others are fixed. To the extent possible, the Company utilizes budgets and related measures to control variable expenses. The following table sets forth, for the periods indicated, the major components of non-interest expenses:

                                                                   SIX MONTHS
                                                                 ENDED JUNE 30,
                                                                 --------------
                                                                1995        1994
                                                                ----        ----
                                                             (Dollars in Thousands)

Salaries and wages.......................................     $    738    $    670
Employee benefits........................................          254         239
Net occupancy expense....................................          128         148
Furniture and equipment expense..........................          154         154
FDIC insurance...........................................          144         138
State shares tax.........................................           57          52
Other expense............................................          640         577
                                                              --------    --------
     Total...............................................     $  2,115    $  1,978
                                                              ========    ========


Non-interest expenses totalled $2.1 million for the six months ended June 30, 1995, representing an increase of $137,000, or 6.9% from the $2.0 million in non-interest expenses incurred for the same period in 1994.

Salary and wage expense increased 10.1% due primarily to internal promotions and normal merit increases and senior management deferred compensation plan costs. Employee benefits expense increased 6.3% due primarily to increased health insurance premiums, occupancy expense decreased in 1995 by $20,000 principally due to the reduction of utilities and related expenses due to the milder 1995 winter.

Other expenses increased by $63,000 when comparing 1995 to 1994. The principal factor for the increase is the accrual for the contingent termination fee payable to the current data processing center in the accrued amount of $58,000. This termination will occur in the third quarter 1995 at which time the total cost will be due in the amount of $125,000.


Capital

A major strength of a financial institution is a strong capital position. This capital is very critical as it must provide growth, payment to shareholders, and absorption of unforeseen losses. The federal regulators provide standards that must be met. These standards measure "risk-adjusted" assets against different categories of capital. The "risk-adjusted" assets reflect off balance sheet items, such as commitments to make loans, and also place balance sheet assets on a "risk" basis for collectibility. The adjusted assets are measured against Tier I Capital and Total Qualifying Capital. Tier I capital is common stockholders' equity and Tier II Capital includes the allowance for loan losses. Allowance for loan losses must be lower than or equal to common stockholders' equity to be eligible for Total Qualifying Capital.

The Company exceeds all minimum capital requirements as reflected in the following table:

                                            JUNE 30, 1995        DECEMBER 31, 1994
                                            -------------        -----------------
                                                     MINIMUM               MINIMUM
                                         CALCULATED  STANDARD  CALCULATED  STANDARD
                                           RATIOS     RATIOS     RATIOS     RATIOS
                                           ------     ------     ------     ------
Risk Based Ratios:
Tier I capital to risk-weighted assets..   19.70%      4.00%     20.19%      4.00%
Total qualifying capital to
  risk-weighted assets..................   20.71%      8.00%     21.24%      8.00%


Additionally, certain other ratios also provide capital analysis as follows:


                                                                  JUNE     DECEMBER
                                                                30, 1995   31, 1994
                                                                --------   --------
Tier I capital to total assets..............................      11.18%    11.55%
Tier II capital to total assets.............................      11.77%    12.15%


Management believes that the Bank's current capital position and liquidity positions are strong and that its capital position is adequate to support its operations.

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



Item 2.  Changes in Securities - Nothing to report.



Item 3.  Defaults Upon Senior Securities - Nothing to report.



Item 4.  Submission of Matters to a Vote of Security Holders

On January 26, 1995, the Board of Directors approved an Employee Stock Purchase Plan, which was approved at the April 25, 1995 annual stockholders' meeting.
The maximum number of shares of the Common Stock to be issued under this plan shall be 20,000. A participating employee shall elect deductions of at least 1% of base pay, but not more than 10% of base pay, to cover purchases of shares under this plan. A participating employee shall be deemed to have been granted an option to purchase a number of shares of the Common Stock equal to the annual aggregate amount of payroll deductions elected by the employee divided by 90% of the fair market value of Common Stock on the first day of January in each year or on the subsequent thirty-first day of December of each year. Form S-8 was filed with the Securities and Exchange Commission on February 1, 1995 regarding this matter.



Item 5.  Other Information - Nothing to report.



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




                                     CCFNB BANCORP, INC.
                                        (Registrant)




                                     By /s/ PAUL E. REICHART
                                        -------------------------------
                                        Paul E. Reichart
                                        President & CEO

                                     Date:




                                     By /s/ VIRGINIA D. KOCHER
                                        -------------------------------
                                        Virginia D. Kocher
                                        Treasurer

                                     Date: