Form 10QSB/A
period 1995-06-30
CCFNB BANCORP INC
filed 1995-10-27
CIK 731122

                                    AMENDED


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                  FORM 10-QSB


/X/ QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995

/ / TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ______________

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

Yes   X    No
    -----      -----

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 1,368,331 shares of $1.25 (par) common stock were outstanding as of July 28, 1995.

Amendment is filed to include Financial Data Schedule.

                     CCFNB BANCORP, INC. AND SUBSIDIARY
                              JUNE 30, 1995
                              INDEX 10-QSB



         Exhibit 27

PART I     -    FINANCIAL INFORMATION:

           -    Consolidated Balance Sheets                                        1

           -    Consolidated Statements of Income                                  2

           -    Consolidated Statements of Cash Flows                              3

           -    Notes to Consolidated Financial Statements                       4 - 5

           -    Management's Discussion and Analysis of Financial
                Condition and Results of Operations                             6 - 12


PART II    -    OTHER INFORMATION                                                 13


SIGNATURES                                                                        14

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CCFNB BANCORP, INC.
                                          (Registrant)


                                        By /s/ PAUL E. REICHART
                                           ----------------------
                                           Paul E. Reichart
                                           President & CEO

                                        Date:     October 25, 1995


                                        By /s/ VIRGINIA D. KOCHER
                                           ----------------------
                                           Virginia D. Kocher
                                           Treasurer

                                        Date:     October 25, 1995