Form 10QSB
period 1995-09-30
CCFNB BANCORP INC
filed 1995-11-14
CIK 731122

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                  FORM 10-QSB



/X/ QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995


/ / TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------    -------------

Commission file number 0-19028

                              CCFNB BANCORP, INC.
                 (Name of small business Issuer in its charter)

PENNSYLVANIA                                               23-2254643
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification Number)

232 East Street, Bloomsburg, PA                            17815
(Address of principal executive offices)                   (Zip Code)

Issuer's telephone number, including area code:  (717) 784-4400


          Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirings for the past 90 days. Yes X No
                  ----   ----

          Indicate the number of shares outstanding of each of the issuer's
classes of common stock, as of the latest practicable date.   1,370,311 shares
of $1.25 (par) common stock were outstanding as of November 3, 1995.

                       CCFNB BANCORP, INC. AND SUBSIDIARY

                               SEPTEMBER 30, 1995

                                  INDEX 10-QSB





EXHIBIT 27 - FINANCIAL DATA SCHEDULE                                     NO PAGE
                                                                            #

PART I  - FINANCIAL INFORMATION:


        - Consolidated Balance Sheets                                       1


        - Consolidated Statements of Income                                 2


        - Consolidated Statements of Cash Flows                             3


        - Notes to Consolidated Financial Statements                      4 - 5


        - Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                       6 - 13



PART II - OTHER INFORMATION                                                14



SIGNATURES                                                                 15


CCFNB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)
UNAUDITED

                                                                   SEPTEMBER  DECEMBER
                                                                   30, 1995   31, 1994
                                                                   --------- ---------
ASSETS
Cash and due from banks........................................    $  3,843   $  4,170
Interest-bearing deposits with other banks.....................       2,159          4
Investment securities:
  Held-to-maturity securities, approximate fair value of
    $14,437 and $25,566........................................      14,160     25,894
  Available-for-sale securities carried at fair value..........      26,559     13,429
Loans, net of unearned income..................................     110,833    109,800
Allowance for loan losses......................................         920        943
                                                                   --------   --------
  Net loans....................................................    $109,913   $108,857
Premises and equipment.........................................       3,902      3,290
Accrued interest receivable....................................         928        843
Other assets...................................................         522        637
                                                                   --------   --------
     TOTAL ASSETS..............................................    $161,986   $157,124
                                                                   ========   ========


LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits:
  Non-interest bearing.........................................    $ 10,712   $ 11,678
  Interest bearing.............................................     116,610    115,186
                                                                   --------   --------
     Total Deposits............................................    $127,322   $126,864
Short-term borrowings:
  Federal funds purchased and securities sold under agreements
    to repurchase..............................................      13,903      9,769
  Other........................................................         985      2,140
Accrued interest and other expenses............................         757        678
Other liabilities..............................................          18         23
                                                                   --------   --------
     TOTAL LIABILITIES.........................................    $142,985   $139,474
                                                                   --------   --------

STOCKHOLDERS' EQUITY
Common stock, par value $1.25 per share; Authorized 5,000,000
  shares; issued 1995 - 1,370,311, 1994 - 1,365,622 shares.....    $  1,713   $  1,707
Surplus........................................................       5,670      5,626
Retained earnings..............................................      11,626     10,808
Allowance for unrealized gain (loss) on available-for-sale
  investment securities, net of deferred tax of 1995 - $4,
  1994 - $253..................................................          (8)      (491)
                                                                   --------   --------
     TOTAL STOCKHOLDERS' EQUITY................................    $ 19,001   $ 17,650
                                                                   --------   --------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY................    $161,986   $157,124
                                                                   ========   ========


The accompanying notes are an integral part of these consolidated financial statements.

CCFNB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS EXCEPT PER SHARE DATA)
UNAUDITED

                                                     FOR THE NINE       FOR THE THREE
                                                     MONTHS ENDING      MONTHS ENDING
                                                     SEPTEMBER 30,      SEPTEMBER 30,
                                                     -------------     --------------
                                                     1995     1994      1995     1994
                                                    -----   -------    ------  -------
INTEREST INCOME
Interest and fees on loans:
  Taxable........................................   $ 6,575  $ 5,868   $ 2,217  $ 2,016
  Tax exempt.....................................       106       55        28       18
Interest and dividends on investment securities:
  Taxable interest...............................     1,294    1,193       485      405
  Tax exempt interest............................       366      354       125      124
  Dividends......................................        38       28        13        9
Interest on federal funds sold...................        46       18        19       10
Interest on deposits in other banks..............        73       73        20       26
                                                    -------  -------   -------  -------
     TOTAL INTEREST INCOME.......................   $ 8,498  $ 7,589   $ 2,907  $ 2,608
                                                    -------  -------   -------  -------

INTEREST EXPENSE
Interest on deposits.............................   $ 3,661  $ 3,203   $ 1,263  $ 1,111
Interest on short-term borrowings................       456      310       172      117
                                                    -------  -------   -------  -------
     TOTAL INTEREST EXPENSE......................   $ 4,117  $ 3,513   $ 1,435  $ 1,228
                                                    -------  -------   -------  -------

Net interest income..............................   $ 4,381  $ 4,076   $ 1,472  $ 1,380
Provision for loan losses........................       (32)     (90)        0      (30)
                                                    -------  -------   -------  -------
  NET INTEREST INCOME AFTER PROVISION FOR
    LOAN LOSSES..................................   $ 4,349  $ 3,986   $ 1,472  $ 1,350
                                                    -------  -------   -------  -------

NON-INTEREST INCOME
Service charges and fees.........................   $   395  $   316   $   158  $   109
Trust department income..........................        36       32        13        3
Other income.....................................        32       30         5        5
Investment securities gain (losses) - net........         0       63         0        0
                                                    -------  -------   -------  -------
     TOTAL NON-INTEREST INCOME...................   $   463  $   441   $   176  $   117
                                                    -------  -------   -------  -------

NON-INTEREST EXPENSES
Salaries and wages...............................   $ 1,118  $ 1,017   $   380  $   347
Pensions and other employee benefits.............       381      356       127      117
Occupancy expense, net...........................       192      213        64       65
Furniture and equipment expense..................       230      230        76       76
FDIC insurance...................................       191      208        47       70
Other operating expenses.........................     1,060      937       363      308
                                                    -------  -------   -------  -------
     TOTAL NON-INTEREST EXPENSES.................   $ 3,172  $ 2,961   $ 1,057  $   983
                                                    -------  -------   -------  -------

Income before income taxes.......................   $ 1,640  $ 1,466   $   591  $   484
Income tax expense...............................       412      375       148      125
                                                    -------  -------   -------  -------
    NET INCOME...................................   $ 1,228  $ 1,091   $   443  $   359
                                                    =======  =======   =======  =======

NET INCOME PER SHARE.............................   $   .90  $   .98   $   .32  $   .32


The accompanying notes are an integral part of these consolidated financial statements.

CCFNB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

UNAUDITED                                                                FOR THE NINE MONTHS
                                                                         ENDING SEPTEMBER 30,
                                                                         --------------------
                                                                           1995       1994
                                                                          -----     ------
OPERATING ACTIVITIES
Net income.............................................................   $ 1,228   $ 1,091
Adjustments to reconcile net income to net cash provided by
 operating activities:
   Provision for loan losses...........................................        32        90
   Provision for depreciation and amortization.........................       192       178
   Premium amortization on investment securities.......................         8        18
   Discount accretion on investment securities.........................        (8)       (7)
   Deferred income taxes (benefit).....................................         4        14
   (Gain) loss on sales of investment securities.......................         0       (63)
   (Increase) decrease in accrued interest receivable and other assets.      (223)     (103)
   Increase (decrease) in accrued interest and other expenses
     and other liabilities.............................................        74        82
                                                                          -------   -------
     NET CASH PROVIDED BY OPERATING ACTIVITIES.........................   $ 1,307   $ 1,300
                                                                          -------   -------
INVESTING ACTIVITIES
Proceeds from sales of investment securities:
  Available-for-sale securities........................................   $ 3,997   $ 1,069
Proceeds from maturities and redemptions of held-to-maturity
  investment securities................................................    12,611    17,393
Purchase of investment securities:
  Held-to-maturity securities..........................................      (608)  (13,164)
  Available-for-sale securities........................................   (16,664)   (3,913)
Net (increase) decrease in loans.......................................    (1,088)   (7,287)
Purchases of premises and equipment....................................      (804)     (111)
Proceeds from sale of premises and equipment...........................         0         6
                                                                          -------   -------
     NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES...............   $(2,556)  $(6,007)
                                                                          -------   -------
FINANCING ACTIVITIES
Net increase (decrease) in deposits....................................   $   458   $ 4,107
Net increase (decrease) in short-term borrowings.......................     2,979    (2,032)
Proceeds from sale of treasury stock...................................         0        18
Acquisition of treasury stock..........................................         0       (18)
Proceeds from sale of stock - dividend reinvestment....................        50         0
Proceeds received during "rights offering" prior to issuance
  of common stock subscribed...........................................         0       359
Costs related to stock offering to be capitalized when stock is issued.         0       (88)
Cash dividends paid....................................................      (410)     (333)
                                                                          -------   -------
     NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES...............   $ 3,077   $ 2,013
                                                                          -------   -------
     INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS..................   $ 1,828   $(2,694)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR.........................     4,174     7,764
                                                                          -------   -------
     CASH AND CASH EQUIVALENTS AT END OF YEAR..........................   $ 6,002   $ 5,070
                                                                          =======   =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
  Interest.............................................................   $ 4,199   $ 3,499
  Income taxes.........................................................   $   411   $   338

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITY
   In accordance with FASB #115, certain investment securities are classified as available-for-sale and those investments so classified are required to be carried at fair value. Accordingly, the required adjustment to reflect fair value for the current year through September 30, 1995 resulted in an increase to the available-for-sale investments in the amount of $732 thousand which was transferred to an allowance for unrealized loss as an equity adjustment in the net amount of $483 thousand after giving effect to the related deferred tax of $249 thousand.

The accompanying notes are an integral part of these consolidated financial statements.

CCFNB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1995
UNAUDITED



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



NOTE 3 - The results of operations for the nine month period ended September 30, 1995 are not necessarily indicative of the results to be expected for the full year.



NOTE 4 - Net income per share of common stock for the interim periods is based on the weighted average number of shares for each period; 1995 - 1,366,646 shares and 1994 - 1,109,867 shares.



NOTE 5 - Loans - Loans generally are stated at their outstanding unpaid principal balances net of any deferred fees or costs on originated loans, or unamortized premiums or discounts on purchased loans. Interest income is accrued on the unpaid principal balance. Discounts and premiums are amortized to income using the interest method. Loan origination fees net of certain direct origination costs are deferred and recognized as an adjustment of the yield (interest income) of the related loans.

         Nonaccrual loans - Generally, a loan (including a loan impaired under Statement 114) is classified as nonaccrual and the accrual of interest on such loan is discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectibility of principal or interest, even though the loan currently is performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on nonaccrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against the allowance for credit losses. Interest received on nonaccrual loans generally is applied against principal. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectibility of the total contractual principal and interest is no longer in doubt.

         Allowance for Credit Losses - The allowance for credit losses is established through provisions for credit losses charged charged against income. Loans deemed to be uncollectible are charged against the allowance for credit losses, and subsequent recoveries, if any, are credited to the allowance. Beginning in 1995, the Company adopted Financial Accounting Standards Board Statement No. 114, "Accounting by Creditors for Impairment of a Loan." Under the new standards, the 1995 allowance for credit losses related to loans that are identified for evaluation in accordance with Statement 114 is based on discounted cash flows using the loan's initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. Prior to 1995, the allowance for credit losses related to these loans was based on undiscounted cash flows or the fair value of the collateral for collateral dependent loans.

         The allowance for credit losses is maintained at a level believed adequate by management to absorb estimated probable credit losses. Management's periodic evaluation of the adequacy of the allowance is based on the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay (including the timing of future payments), the estimated value of any underlying collateral, relevant factors. This evaluation is inherently subjective as it requires material estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change.

         The following table presents changes in the allowance for credit losses:

                                                                   IN THOUSANDS
                                                                   ------------
         Balance at January 1, 1995................................   $   943
         Provision charged to operations...........................        32
         Recoveries................................................        30
         Charge offs...............................................       (85)
                                                                      -------
         Balance at September 30, 1995.............................   $   920
                                                                      =======

         At September 30, 1995, there was a total principal balance outstanding in the amount of $13,402 for impaired (non accrual) loans as determined under FASB 114. Since the collateral value was far in excess of the unpaid balance, there is no allowance for credit losses attributable to loans covered by FASB 114.

         The total allowance for loan losses is $920,000 at September 30, 1995, and in management's opinion it is more than adequate to cover all other foreseeable possible losses. Accordingly, no additional allowance is required to provide for the impact of adoption of FASB 114 in 1995 to date.

         Foreclosed Assets - Foreclosed assets are comprised of property acquired through a foreclosure proceeding or acceptance of a deed-in-lieu of foreclosure and loans classified as in-substance foreclosure. In accordance with Statement 114, a loan is classified as in-substance foreclosure when the Company has taken possession of the collateral regardless of whether formal foreclosure proceedings take place. Loans previously classified as in-substance foreclosure but for which the Company has not taken possession of the collateral are reclassified to loans. The reclassification did not impact the Company's financial condition or results of operations. Foreclosed assets initially are recorded at fair value at the date of foreclosure establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of (1) or (2) fair value minus estimated costs to sell. Revenue and expenses from operations and changes in the valuation allowance are included in loss on foreclosed real estate.



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

                       CCFNB BANCORP, INC. AND SUBSIDIARY
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Consolidated Summary of Operations
(Dollars in Thousands, except for per share data)

                                           AT AND FOR THE NINE MONTHS
                                              ENDED SEPTEMBER 30,              AT AND FOR THE YEAR ENDED DECEMBER 31,
                                           ------------------------------------------------------------------------------------
                                                1995        1994        1994        1993        1992        1991        1990
                                                ----        ----        ----        ----        ----        ----        ----
   Income Statement Data:
     Interest income.......................  $    8,498  $    7,589  $   10,459  $    9,838  $    9,701  $    9,946  $    9,949
     Interest expense......................       4,117       3,513       4,785       4,634       5,053       5,707       6,066
                                             ----------  ----------  ----------  ----------  ----------  ----------  ----------
     Net interest income...................  $    4,381  $    4,076  $    5,674  $    5,204  $    4,648  $    4,239  $    3,883
     Provision for loan losses.............         (32)        (90)       (160)       (105)       (167)       (190)       (165)
     Non-interest income...................         463         441         569         644         614         554         772
     Non-interest expense..................       3,172       2,961       3,958       3,763       3,468       3,228       2,750
                                             ----------  ----------  ----------  ----------  ----------  ----------  ----------
     Income before income taxes and
       cumulative effect of a change in
       accounting principle................  $    1,640  $    1,466  $    2,125  $    1,980  $    1,627  $    1,375  $    1,740
     Income tax expense....................         412         375         560         497         414         346         439
     Cumulative effect of a change in
       accounting principle................           0           0           0         196           0           0           0
                                             ----------  ----------  ----------  ----------  ----------  ----------  ----------
     Net income............................  $    1,228  $    1,091  $    1,565  $    1,679  $    1,213  $    1,029  $    1,301
                                             ==========  ==========  ==========  ==========  ==========  ==========  ==========
   Per Share:(1)
     Net income(2).........................  $      .90  $      .98  $     1.35  $     1.34  $     1.09  $      .93  $     1.18
     Cash dividends paid...................         .30         .30         .42         .40         .33         .30         .30

   Weighted average number of shares
     outstanding...........................   1,366,646   1,109,867   1,163,199   1,109,837   1,109,602   1,109,382   1,103,101

   Balance Sheet Data:
     Total assets..........................  $  161,986  $  157,124  $  157,124  $  152,386  $  139,273  $  118,558  $  109,526
     Investment securities.................      40,719      39,323      39,323      44,542      39,448      34,489      29,399
     Loans, net of unearned income.........     109,913     108,857     109,800      96,423      82,055      74,155      70,771
     Deposits..............................     127,322     126,864     126,864     124,023     113,291      95,334      88,567
     Stockholders' equity..................      19,001      17,650      17,650      13,452      12,208      11,361      10,667
     Book value per share (1)..............       13.65       12.34       12.92       12.12       11.00       10.24        9.61
     Number of shares outstanding..........   1,370,311   1,110,262   1,365,622   1,110,262   1,109,602   1,109,613   1,109,841

   Ratios: (3)
     Return on average assets (2)..........        1.03%        .97%       1.03%       1.04%        .94%        .90%       1.18%
     Return on average stockholders' equity(2)     9.08       10.75       11.39       11.64       10.13        9.47       12.37
     Dividend payout.......................       33.38       30.53       36.54       26.44       30.17       32.34       25.38


(1) Per share data has been calculated on the weighted average number of shares outstanding, except for the book value per share which was calculated on the actual number of shares outstanding at the end of the period.

(2) Before cumulative effect of change in accounting principle.

(3) The ratios for the nine month periods ending September 30 are annualized.

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


Overview

Total assets increased 3.1% in 1995 to $162.0 million at September 30, from $157.1 million at December 31, 1994. Net income increased 12.6% through September 30, 1995 to $1.2 million, or $.90 per share, compared to $1.1 million, or $.98 per share for the same nine month period ended September 30, 1994. Loans increased in 1995 by .94% to $110.8 million at September 30, from $109.8 million at December 31, 1994.


Results of Operations - For the Nine Months Ended September 30, 1995 and September 30, 1994

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

Net income for the nine months ended September 30, 1995 was $1,228,000, or $.90 per share, as compared to $1,091,000, or $.98 per share, for the comparable period in 1994. The principal factor for the increase was due to greater loan interest income resulting in more net interest income.

Return on assets and return on equity were 1.01% and 8.62%, respectively, for the nine months ended September 30, 1995, as compared with .93% and 8.24%, respectively, for the comparable period in 1994.


Net Interest Income

For the nine months ended September 30, 1995, net interest income was $4.4 million as compared to $4.1 million for the comparable period of 1994. The net interest margin increased to 4.09% for the nine months ended September 30, 1995 from 3.99% for the comparable period in 1994. Average interest earning assets at September 30, 1995 increased by 5.7% over September 30, 1994.

Average loans outstanding grew from $98.7 million to $110.9 million or 12.4%, for the nine months ended September 30, 1995, as compared to the nine months ended September 30, 1994. This growth, in addition to rising interest rates, resulted in a 12.8% increase in interest income from loans, from $5.9 million to $6.7 million, for the nine months ended September 30, 1995 and September 30, 1994, respectively.

Shown below is a summary of past due and non-accrual loans:

                                                             IN THOUSANDS OF DOLLARS
                                                             -----------------------
                                                               SEPTEMBER  DECEMBER
                                                               30, 1995   31, 1994
                                                               ---------  ---------
Past due and non-accrual:
  Days 30 - 89..............................................   $  1,514   $    875
  Days 90 plus..............................................        327        304
  Non-accrual...............................................         13         24
                                                               --------   --------
                                                               $  1,854   $  1,203
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

The company was required to adopt Financial Accounting Standards Board Statement No. 114, "Accounting by Creditors for Impairment of a Loan" - Refer to Note 5 above for other details.

The following analysis provides a comparative schedule of loan maturities/interest rate sensitivities including a schedule of all loans due after one year by fixed and variable rate categories:

                                                             IN THOUSANDS OF DOLLARS
                                                             -----------------------
       MATURITY AND REPRICING DATA FOR LOANS AND LEASES        SEPTEMBER  DECEMBER
           (EXCLUDING THOSE IN NON-ACCRUAL STATUS)             30, 1995   31, 1994
           ---------------------------------------             ---------  --------
Fixed rate loans & leases with a remaining maturity of:
  Three months or less......................................   $  2,326   $  1,826
  Over three months through 12 months.......................      5,544      4,608
  Over one year through five years..........................      9,758      8,117
  Over five years...........................................     24,432     19,751
                                                               --------   --------
       Total Fixed Rate Loans and Leases....................   $ 42,060   $ 34,302

Floating rate loans & leases with a repricing frequency of:
  Quarterly or more frequently..............................      6,140     11,378
  Annually or more frequently, but less frequently than
    quarterly...............................................          0          0
  Every five years or more frequently, but less frequently
    than annually...........................................     63,218     64,512
                                                               --------   --------
       Total Floating Rate Loans and Leases.................   $ 69,358   $ 75,890
                                                               --------   --------
       Total Loans and Leases...............................   $111,418   $110,192
                                                               ========   ========

Interest income from investment securities reflects a 7.8% increase comparing $1.7 million for the nine months ended September 30, 1995, and the $1.6 million for the comparable period of 1994. The Company typically invests in U.S. Government securities. The average balance of investment securities for the nine months ended September 30, 1995 decreased 8.80% to $37.8 million, compared to the $41.5 million for the same period of 1994. A better yield on those investments held, however resulted in an increase in income.

Total interest expense increased $604,000 or 17.2% for the first nine months of 1995, as compared to the nine months of 1994. This increase in interest expense reflects the higher rates paid on deposit accounts since June 30, 1994 as calculated on the increased deposit volume. Interest on short-term borrowings increased by $146,000 from $310,000 in 1994 to $456,000 in 1995 principally due to the Company being in a "borrowed position" early in 1995 as well as increased interest rates.

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

Average Balance Sheet and Rate Analysis
(Dollars in Thousands)

                                                              NINE MONTHS ENDED               NINE MONTHS ENDED
                                                              SEPTEMBER 30, 1995              SEPTEMBER 30, 1994
                                                       ------------------------------   ------------------------------
                                                                   INTEREST   AVERAGE               INTEREST   AVERAGE
                                                        AVERAGE     INCOME/    YIELD/    AVERAGE     INCOME/    YIELD/
   ASSETS:                                             BALANCE(1)  EXPENSE(2)   RATE    BALANCE(1)  EXPENSE(2)   RATE
                                                       ----------  ----------  ------   ----------  ----------  ------
   Interest bearing deposits with other financial
     institutions....................................   $  1,728    $     73    5.63%    $  2,542    $     72    3.78%
   Investment securities:
     U.S. government securities......................     25,505       1,137    5.94       29,036       1,003    4.61
     State and municipal obligations.................      8,693         367    8.53        8,350         354    8.56
     Other securities................................      3,633         193    7.08        4,093         219    7.13
                                                        --------    --------   -----     --------    --------   -----
   Total Investment Securities.......................     37,831       1,697    5.98       41,479       1,576    5.07
   Federal funds sold................................      1,034          46    5.93          616          18    3.90
   Consumer..........................................      8,122         844   13.86        8,753         664   10.11
   Mortgage..........................................     95,190       5,422    7.59       76,051       4,447    7.74
   Commercial........................................      5,254         410   10.40       12,760         787    8.22
   Tax free (3)......................................      2,328          31    2.69        1,092          55   10.17
                                                        --------    --------   -----     --------    --------   -----
   Total loans.......................................    110,894       6,707    8.06       98,656       5,923    8.00
   Total interest earning assets.....................    151,487       8,523    7.50      143,293       7,589    7.06
                                                        --------    --------   -----     --------    --------   -----
   Reserve for loan losses...........................       (938)                            (880)
   Cash and due from banks...........................      3,471                            1,735
   Other assets......................................      5,004                            6,489
                                                        --------                         --------
   Total assets......................................   $159,024                         $150,637
                                                        ========                         ========
   LIABILITIES AND CAPITAL:
   SUPER NOW deposits................................   $ 19,113    $    404    2.82%    $ 17,918    $    387    2.88%
   IRA...............................................      8,268         310    5.00        8,023         300    4.99
   Money market deposits.............................     18,496         457    3.29       28,206         705    3.33
   Savings deposits..................................     26,066         655    3.35       25,615         653    3.40
   C/D's over $100,000...............................      8,513         346    5.42        5,503         184    4.46
   Other time deposits...............................     37,076       1,494    5.37       29,162         976    4.46
                                                        --------    --------   -----     --------    --------   -----
   Total interest bearing deposits...................    117,532       3,666    4.16      114,427       3,205    3.73
                                                        --------    --------   -----     --------    --------   -----
   Federal funds purchased...........................        496           0    0.00            0           0    0.00
   Other borrowed funds..............................        618          48   10.36          526          14    3.55
   Repurchase agreements.............................     10,681         408    5.09       10,564         296    3.74
                                                        --------    --------   -----     --------    --------   -----
   Total interest bearing liabilities................    129,327       4,122              125,517       3,515
                                                        --------    --------             --------    --------
   Demand deposits...................................     10,693                           10,686
   Other liabilities.................................        974                              906
   Stockholders' equity..............................     18,030                           13,528
                                                        --------                         --------
   Total liabilities and capital.....................   $159,024                         $150,637
                                                        ========                         ========
   NET INTEREST INCOME/NET INTEREST MARGIN (4)......                   4,401    3.87                    4,074    3.79
   TAX EQUIVALENT NET INTEREST INCOME/                              ========    ====                 ========    ====
    NET INTEREST MARGIN (5)..........................                  4,645    4.09                    4,285    3.99
                                                                    ========    ====                 ========    ====

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

For the nine month period ending September 30, 1995, the provision for loan losses was $32,000, compared to $90,000 for the corresponding period in 1994. The primary reason for the decrease in the provision for loan losses was due to the low non-accrual and past due components of the loan portfolio.


Non-Interest Income

The following table sets forth, for the periods indicated, the major components of non-interest income:

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                                 -------------
                                                                1995        1994
                                                                ----        ----
                                                             (Dollars in Thousands)
Service charges and fees..................................    $    395    $    316
Trust department income...................................          36          32
Investment securities gain (loss) - net...................           0          63
Other.....................................................          32          30
                                                              --------    --------
     Total................................................    $    463    $    441
                                                              ========    ========

For the nine months ended September 30, 1995, total non-interest income increased $22,000, to $463,000, compared with $441,000 for the nine months ended September 30, 1994. The principal reasons for the increase is due to a $79,000 increase in service fees offset by a $63,000 decrease in gains from sale of investment securities.

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

                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                                  -------------
                                                                1995        1994
                                                                ----        ----
                                                             (Dollars in Thousands)
Salaries and wages.......................................     $  1,118    $  1,017
Employee benefits........................................          381         356
Net occupancy expense....................................          192         213
Furniture and equipment expense..........................          230         230
FDIC insurance...........................................          191         208
State shares tax.........................................           86          78
Other expense............................................          974         859
                                                              --------    --------
     Total...............................................     $  3,172    $  2,961
                                                              ========    ========

Non-interest expenses totalled $3.2 million for the nine months ended September 30, 1995, representing an increase of $211,000, or 7.2% from the $3.0 million in non-interest expenses incurred for the same period in 1994.

Salary and wage expense increased 10.0% due primarily to internal promotions and normal merit increases and senior management deferred compensation plan costs. Employee benefits expense increased 7.0% due primarily to increased health insurance premiums, occupancy expense decreased in 1995 by $21,000 principally due to the reduction of utilities and related expenses due to the milder 1995 winter.

Other expenses increased by $115,000 when comparing 1995 to 1994. The principal factor for the increase is the termination fee paid to the former data processing center whose services ceased at the end of the third quarter 1995. The total fee paid was $130,000 and is being amortized throughout 1995 with an accumulated accrual at September 30, 1995 of $91,000.


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

The Company exceeds all minimum capital requirements as reflected in the following table:

                                          SEPTEMBER 30, 1995     DECEMBER 31, 1994
                                          ------------------     -----------------
                                                     MINIMUM               MINIMUM
                                         CALCULATED  STANDARD  CALCULATED  STANDARD
                                           RATIOS     RATIOS     RATIOS     RATIOS
                                           ------     ------     ------     ------
Risk Based Ratios:
Tier I capital to risk-weighted assets..   20.67%      4.00%     20.19%      4.00%
Total qualifying capital to
  risk-weighted assets..................   21.67%      8.00%     21.24%      8.00%


Additionally, certain other ratios also provide capital analysis as follows:


                                                                SEPTEMBER  DECEMBER
                                                                30, 1995   31, 1994
                                                                --------   --------
Tier I capital to total assets..............................      11.74%    11.55%
Tier II capital to total assets.............................      12.31%    12.15%


Management believes that the Bank's current capital position and liquidity positions are strong and that its capital position is adequate to support its operations.

PART II - Other Information:



Item 1.  Legal Proceedings

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



Item 4. Submission of Matters to a Vote of Security Holders - Nothing to report.



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

                                     Date:  November 10, 1995