Form 10KSB40
period 1995-12-31
CCFNB BANCORP INC
filed 1996-03-28
CIK 731122

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB

/x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1995

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from _____________to________________

Commission file Number:  0-19028

                              CCFNB BANCORP, INC.
                 (Name of small business issuer in its charter)

PENNSYLVANIA                                                                 23-2254643
(State or other jurisdiction of                                              (I.R.S. Employer
incorporation or organization)                                               Identification Number)

232 East Street, Bloomsburg, Pennsylvania                                    17815
(Address of principal executive offices)                                     (Zip Code)

Issuer's telephone number, including area code:  (717) 784-4400

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $1.25 per share.

                 Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes  X  No
   -----  ------

                 Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

                 Issuer's revenues for its most recent fiscal year were $12,158,585.

                 The aggregate market value of the voting stock held by non-affiliates of the issuer based on a closing sale price of $16.88 at March 15, 1996, was $21,824,523.36.

                 As of March 15, 1996, the issuer had outstanding 1,372,658 shares of its common stock, par value $1.25 per share.

                      DOCUMENTS INCORPORATED BY REFERENCE

                 Portions of the issuer's 1996 definitive Proxy Statement are incorporated by reference in Part III of this Annual Report. In addition, portions of the Annual Report to stockholders of the issuer for the year ended December 31, 1995, are incorporated by reference in Part II of this Annual Report.

                 Transitional Small Business Disclosure Format (check one).
Yes         No  X
    ------    ------

                                 Page 1 of ____
                            Exhibit Index on Page 25

                              CCFNB BANCORP, INC.
                                  FORM 10-KSB

                                     Index

Part I                                                                                        Page
------                                                                                        ----
Item 1.          Description of the Business  . . . . . . . . . . . . . . . . . . . . . . .     3

Item 2.          Description of Property  . . . . . . . . . . . . . . . . . . . . . . . . .    17

Item 3.          Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . .    18

Item 4.          Submission of Matters to a Vote of Security Holders  . . . . . . . . . . .   Not Applicable

Part II
-------

Item 5.          Market for Common Equity and Related
                   Stockholder Matters  . . . . . . . . . . . . . . . . . . . . . . . . . .    19

Item 6.          Management's Discussion and Analysis or Plan
                   of Operation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    21

Item 7.          Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . .    21

Item 8.          Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosure  . . . . . . . . . . . . . . . . . .   Not Applicable

Part III
--------

Item 9.          Directors, Executive Officers, Promoters and Control
                   Persons; Compliance with Section 16(a) of the
                   Exchange Act . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    21

Item 10.         Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . .    21

Item 11.         Security Ownership of Certain Beneficial Owners
                   and Management . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    21

Item 12.         Certain Relationships and Related Transactions . . . . . . . . . . . . . .    21

Item 13.         Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . .    22


Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    23

Index to Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    25

                              CCFNB BANCORP, INC.
                                  FORM 10-KSB

                                     PART I


ITEM 1.  DESCRIPTION OF THE BUSINESS

                 General

                 CCFNB Bancorp, Inc. ("Bancorp"), a Pennsylvania business corporation, is a bank holding company, registered with and supervised by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). Bancorp was organized on June 20, 1983, and commenced operations on March 31, 1984. Bancorp has one wholly-owned subsidiary, the Columbia County Farmers National Bank (the "Bank"). Bancorp's business has consisted primarily of managing and supervising the Bank, and its principal source of income has been dividends paid by the Bank. At December 31, 1995, Bancorp had total consolidated assets, deposits and stockholders' equity of approximately $162 million, $129 million and $20 million, respectively.

                 The Bank was organized in 1917. The Bank is a national banking association that is a member of the Federal Reserve System and the deposits of which are insured by the Federal Deposit Insurance Corporation (the "FDIC") under the Bank Insurance Fund ("BIF"). As of December 31, 1995, the Bank has 6 branch locations, including its main office in Bloomsburg, Pennsylvania. All of the Bank's offices are located in Columbia County, Pennsylvania. The Bank is a full service commercial bank providing a wide range of services to individuals and small to medium sized businesses in its north eastern Pennsylvania market area, including accepting time, demand, and savings deposits and making secured and unsecured commercial, real estate and consumer loans. In addition, the Bank has a trust department.

                 Supervision and Regulation - Bancorp

                 Bancorp is subject to the jurisdiction of the Securities and Exchange Commission ("SEC") and of state securities laws administrators for matters relating to the offering and sale of its securities. Bancorp is currently subject to the SEC's rules and regulations relating to periodic reporting, insider trading reports and proxy solicitation material in accordance with the Securities Exchange Act of 1934 (the "Exchange Act"). Furthermore, Bancorp qualifies as a "small business issuer" as that term is defined under Item 10 of Regulation S-B of the SEC, and has elected to make its SEC filings under the disclosure requirements afforded to small business issuers.

                 Bancorp is also subject to the provisions of the Bank Holding Company Act of 1956, as amended ("Bank Holding Company Act"), and to supervision by the Federal Reserve Board. The Bank Holding Company Act will require Bancorp to secure the prior approval of the Federal Reserve Board before it owns or controls, directly or indirectly, more than 5% of the voting shares of substantially all of the assets of any institution, including another bank. The Bank Holding Company Act prohibits acquisition by Bancorp of more than 5% of the voting shares of, or interest in, or substantially all of the assets of, any bank located outside Pennsylvania unless such an acquisition is specifically authorized by laws of the state in which such bank is located.

                 A bank holding company is prohibited from engaging in or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in non-banking activities unless the Federal Reserve Board, by order or regulation, has found such activities to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.
In making this determination, the Federal Reserve Board considers whether the performance of these activities by a bank holding company would offer benefits to the public that outweigh possible adverse effects.

                 The Bank Holding Company Act also prohibits acquisitions of control of a bank holding company, such as Bancorp, without prior notice to the Federal Reserve Board. Control is defined for this purpose as the power, directly or indirectly, to direct the management or policies of a bank holding company or to vote twenty-five percent (25%) (or ten percent (10%), if no other person or persons acting on concert, holds a greater percentage of the Common Stock) or more of Bancorp's Common Stock.

                 Bancorp is required to file an annual report with the Federal Reserve Board and any additional information that the Federal Reserve Board may require pursuant to the Bank Holding Company Act. The Federal Reserve Board may also make examinations of Bancorp and any or all of its subsidiaries. Further, under Section 106 of the 1970 amendments to the Bank Holding Company Act and the Federal Reserve Board's regulations, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or provision of credit or provision of any property or services. The so-called "Anti-tie-in" provisions state generally that a bank may not extend credit, lease, sell property or furnish any service to a customer on the condition that the customer provide additional credit or service to the bank, to its bank holding company or to any other subsidiary of its bank holding company or on the condition that the customer not obtain other credit or service from a competitor of the bank, its bank holding company or any subsidiary of its bank holding company.

                 Subsidiary banks of a bank holding company are subject to certain restrictions imposed by the Federal Reserve Act on any extensions of credit to the bank holding company or any of its subsidiaries, on investments in the stock or other securities of the bank holding company and on taking of such stock or securities as collateral for loans to any borrower.

                 Permitted Non-Banking Activities

                 The Federal Reserve Board permits bank holding companies to engage in non-banking activities so closely related to banking, managing or controlling banks as to be a proper incident thereto. While the types of permissible activities are subject to change by the Federal Reserve Board, the principal non-banking activities that presently may be conducted by a bank holding company are:

                 1. Making, acquiring or servicing loans and other extensions of credit for its own account or for the account of others, such as would be made by the following types of companies: consumer finance, credit card, mortgage, commercial finance and factoring.

                 2. Operating as an industrial bank, Morris Plan bank or industrial loan company in the manner authorized by state law so long as the institution does not accept demand deposits or make commercial loans.

                 3. Operating as a trust company in the manner authorized by federal or state law so long as the institution does not make certain types of loans or investments or accept deposits, except as may be permitted by the Federal Reserve Board.

                 4. Subject to certain limitations, acting as an investment or financial advisor to investment companies and other persons.

                 5. Leasing personal and real property or acting as agent, broker, or advisor in leasing property, provided that it is reasonably anticipated that the transaction will compensate the lessor for not less than the lessor's full investment in the property and provided further that the lessor may rely on estimated residual values of up to 100% of the acquisition cost of the leased property.

                 6. Making equity and debt investments in corporations or projects designed primarily to promote community welfare, such as the economic rehabilitation and development of low-income areas by providing housing, services or jobs for residents.

                 7. Providing to others financially oriented data processing or bookkeeping services.

                 8. Subject to certain limitations, acting as an insurance principal, agent or broker in relation to insurance for itself and its subsidiaries or for insurance directly related to extensions of credit by the bank holding company system.

                 9. Owning, controlling or operating a savings association, if the savings association engages only in deposit taking activities and lending, and other activities permissible for bank holding companies.

                 10.      Providing courier services of a limited character.

                 11. Subject to certain limitations, providing management consulting advice to nonaffiliated banks and nonbank depository institutions.

                 12. Selling money orders having a face value of $1,000 or less, travelers' checks and United States savings bonds.

                 13. Performing appraisals of real estate and personal property, including securities.

                 14. Subject to certain conditions, acting as intermediary for the financing of commercial or industrial income-producing real estate by arranging for the transfer of the title, control and risk of such a real estate project to one or more investors.

                 15. Subject to certain limitations, providing full-service brokerage and financial advisory activities; and selling, solely as an agent or broker for customers, shares of investment companies advised by an affiliate of the bank holding company or providing investment advice to customers about the purchase and sale of shares of investment companies advised by an affiliate of the bank holding company.

                 16. Underwriting and dealing in obligations of the United States, general obligations of states and their political subdivisions and other obligations such as bankers' acceptances and certificates of deposits.

                 17. Subject to certain limitations, providing by any means, general information and statistical forecasting with respect to foreign exchange markets; advisory services designed to assist customers in monitoring, evaluating and managing their foreign exchange exposures; and certain transactional services with respect to foreign exchange.

                 18. Subject to certain limitations, acting as a futures commission merchant in the execution and clearance on major commodity exchanges of futures contracts and options on futures contracts for bullion, foreign exchange, government securities, certificates of deposit and other money market instruments.

                 19. Subject to certain limitations, providing commodity trading and futures commission merchant advice, including counsel, publications, written analysis and reports.

                 20. Providing consumer financial counseling that involves counseling, educational courses and distribution of instructional materials to individuals on consumer-oriented financial management matters, including debt consolidation, mortgage applications, bankruptcy, budget management, real estate tax shelters, tax planning, retirement and estate planning, insurance and general investment management, so long as this activity does not include the sale of specific products or investments.

                 21. Providing tax planning and preparation advice such as strategies designed to minimize tax liabilities and includes, for individuals, analysis of the tax implications of retirement plans, estate planning and family trusts. For a corporation, tax planning includes the analysis of the tax implications of mergers and acquisitions, portfolio mix, specific investments, previous tax payments and year-end tax planning. Tax preparation involves the preparation of tax forms and advice concerning liability based on records and receipts supplied by the client.

                 22. Providing check guaranty services to subscribing merchants.

                 23. Subject to certain limitations, operating a collection agency.

                 24. Operating a credit bureau that maintains files on the past credit history of consumers and providing such information to a lender that is considering a borrower's application for credit, provided that the credit bureau does not grant preferential treatment to an affiliated bank in the bank holding company system.

                 Pennsylvania Banking Law

                 Under the Pennsylvania Banking Code of 1965, as amended (the "Code"), Bancorp is permitted to control an unlimited number of banks. However, Bancorp would be required, under the Bank Holding Company Act, to obtain the prior approval of the Federal Reserve Board before it could acquire all or substantially all of the assets of any bank, or acquire ownership or control of any voting shares of any bank other than the Bank, if, after such acquisition, it would own or control more than five percent (5%) of the voting shares of such bank.

                 Interstate Banking and Branching

                 On September 29, 1994, the President signed into law the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act"). The following discussion describes those provisions of the Interstate Banking Act that would pertain to Bancorp. It is not an exhaustive description of all provisions of the Interstate Banking Act.

                 In general, the Federal Reserve Board may approve an application by Bancorp to acquire control of, or acquire all or substantially all of the assets of, a bank located outside of the Commonwealth of Pennsylvania without regard to whether such acquisition is prohibited under the law of any state. The Federal Reserve Board may approve such application if it finds, among other things, that Bancorp is "adequately capitalized" and "adequately managed." Moreover, the Federal Reserve Board may not approve such acquisition if the target bank has not been in existence for the minimum period of time, if any, required by such target bank's "host" state. The Federal Reserve Board may, however, approve the acquisition of the target bank that has been in existence for at least five years without regard to any longer minimum period of time required under the law of the "host" state of the target bank. These above provisions took effect on September 30, 1995.

                 Furthermore, the Interstate Banking Law provides that, beginning June 1, 1997, appropriate federal supervisory agencies may approve a merger of the Bank with another bank located in a different state or the establishment by the Bank of a new branch office either by acquisition or de novo, unless the Commonwealth of Pennsylvania enacts a law prior to June 1, 1997, allowing an interstate merger or expressly prohibiting merger with an out-of-state bank. The Commonwealth of Pennsylvania has enacted a law to "opt-in" early of interstate mergers.

                 Moreover, the Interstate Banking Law provides that the Bank may establish and operate a de novo branch in any state that "opts-in" to de novo branching. A "de novo branch" is a branch office that is originally established as a branch and does not become a branch as a result of an acquisition or merger. The Commonwealth of Pennsylvania has enacted a law to "opt-in" early to de novo interstate branching.

                 On December 13, 1995, the Banking Commissioners of the states of Delaware, Maryland, Pennsylvania and Virginia executed a Cooperative Agreement which governs the manner in which state-chartered banks with branches in multiple states will be supervised. This

Cooperative Agreement was necessitated by the Interstate Banking Law and was drafted to create a level playing field for state-chartered banks with respect to supervision and regulation of branch offices in a multiple state setting. Specifically, this agreement outlines general principles for determining whether home or host state law applies, including the following: (1) host state law applies to operational issues relating to a branch located in a host state, including antitrust, community reinvestment, consumer protection, usury and fair lending laws; (2) the state law of the home state will apply to corporate structure issues, such as, charter, by-laws, incorporation, liquidation, stockholders and directors, capital and investments; and (3) bank powers issues will be resolved with reference to both home and host state laws. The Bank is a national association and is governed by, among other laws and regulations, the National Bank Act and regulations promulgated by the Comptroller of the Currency. Therefore, the Cooperative Agreement does not apply to the Bank.

                 As of the filing date of this report, Bancorp and the Bank have no plans to engage in interstate banking or branching.

                 Legislation and Regulatory Changes

                 From time to time, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial institutions. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies and other financial institutions are frequently made in Congress, and before various bank regulatory agencies. No prediction can be made as to the likelihood of any major changes or the impact such changes might have on Bancorp and its subsidiary bank. Certain changes of potential significance to Bancorp which have been enacted or promulgated, as the case may be, by Congress or various regulatory agencies, respectively, are discussed below.

                 Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA")

                 On August 9, 1989, major reform and financing legislation, i.e., FIRREA, was enacted into law in order to restructure the regulation of the thrift industry, to address the financial condition of the Federal Savings and Loan Insurance Corporation and to enhance the supervisory and enforcement powers of the Federal bank and thrift regulatory agencies. The Office of the Comptroller of the Currency ("OCC"), as the primary Federal regulator of the Bank, is primarily responsible for supervision of the Bank. The OCC and FDIC have far greater flexibility to impose supervisory agreements on an institution that fails to comply with its regulatory requirements, particularly with respect to the capital requirements. Possible enforcement actions include the imposition of a capital plan, termination of deposit insurance and removal or temporary suspension of an officer, director or other institution-affiliated party.

                 Under FIRREA, civil penalties are classified into three levels, with amounts increasing with the severity of the violation. The first tier provides for civil penalties of up to $5,000 per day for any violation of law or regulation. A civil penalty of up to $25,000 per day may be assessed if more than a minimal loss or a pattern of misconduct is involved. Finally, a civil penalty of up to $1.0 million per day may be assessed for knowingly or recklessly causing a substantial loss to an institution or taking action that results in a substantial pecuniary gain or other benefit. Criminal penalties are increased to $1.0 million per violation, up to $5.0 million for continuing violations or for the actual amount of gain or loss. These monetary penalties may be combined with prison sentences for up to five years.

                 Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA")

                 General. The FDICIA was enacted in December, 1991, and reformed a variety of bank regulatory laws. Some of these reforms have a direct impact on the Bank. Certain of these provisions are discussed below.

                 Examinations and Audits. Annual full-scope, on-site examinations are required for all FDIC-insured institutions with assets of $500 million or more. For bank holding companies with $500 million or more in assets, the independent accountants of such companies shall attest to the accuracy of management's report. Such accountants shall also monitor management's compliance with governing laws and regulations. Such companies are also required to select an independent audit committee composed of outside directors who are independent of management, to review with management and the independent accountants the reports that must be submitted to the appropriate bank regulatory agencies. If the independent accountants resign or are dismissed, written notification must be given to the FDIC and to the appropriate federal and state bank regulatory agency.

                 Prompt Corrective Action. In order to reduce losses to the deposit insurance funds, the FDICIA established a format to more closely monitor FDIC-insured institutions and to enable prompt corrective action by the appropriate federal supervisory agency if an institution begins to experience any difficulty. The FDICIA established five "Capital" categories. They are:
(1) well-capitalized; (2) adequately capitalized; (3) undercapitalized; (4) significantly undercapitalized; and (5) critically undercapitalized. The overall goal of these new capital measures is to impose more scrutiny and operational restrictions on depository institutions as they descend the capital categories from well capitalized to critically undercapitalized.

                 The FDIC, the OCC, the Federal Reserve Board and the Office of Thrift Supervision have issued jointly final regulations relating to these capital categories and prompt corrective action. These capital measures for prompt corrective action are defined as follows:

                 A "well-capitalized" institution would be one that has at least a 10% total risk-based capital ratio, a 6% or greater Tier I risk-based capital ratio, a 5% or greater Tier I leverage capital ratio, and is not subject to any written order or final directive by the FDIC to meet and maintain a specific capital level.

                 An "adequately capitalized" institution would be one that meets the required minimum capital levels, but does not meet the definition of a "well-capitalized" institution. The existing capital rules generally require banks to maintain a Tier I leverage capital ratio of at least 4% and an 8% or greater total risk-based capital ratio. Since the risk-based standards also require at least half of the total risk-based capital requirement to be in the form of Tier I capital, this also will mean that an institution would need to maintain at least a 4% Tier I risk-based capital ratio.

Thus, an institution would need to meet each of the required minimum capital levels in order to be deemed "adequately capitalized."

                 An "undercapitalized" institution would fail to meet one or more of the required minimum capital levels for an "adequately capitalized" institution. An "undercapitalized" institution must file a capital restoration plan and is automatically subject to restrictions on dividends, management fees and asset growth. In addition, the institution is prohibited from making acquisitions, opening new branches or engaging in new lines of business without the prior approval of its primary federal regulator. A number of other discretionary restrictions also may be imposed on a case-by-case basis, and harsher restrictions that otherwise would apply to "significantly undercapitalized" institutions may be imposed on an "undercapitalized" institution that fails to file or implement an acceptable capital restoration plan.

                 A "significantly undercapitalized" institution would have a total risk-based capital ratio of less than 6%, a Tier I risk-based capital ratio of less than 3%, or a Tier I leverage capital ratio of less than 3%, as the case may be. Institutions in this category would be subject to all the restrictions that apply to "undercapitalized" institutions. Certain other mandatory prohibitions also would apply, such as restrictions against the payment of bonuses or raises to senior executive officers without the prior approval of the institution's primary federal regulator. A number of other restrictions may be imposed.

                 A "critically undercapitalized" institution would be one with a tangible equity (Tier I capital) ratio of 2% or less. In addition to the same restrictions and prohibitions that apply to "undercapitalized" and "significantly undercapitalized" institutions, the FDIC's rule implementing this provision of FDICIA also addresses certain other provisions for which the FDIC has been accorded responsibility as the insurer of depository institutions.


At a minimum, any institution that becomes "critically undercapitalized" is prohibited from taking the following actions without the prior written approval of its primary federal supervisory agency: engaging in any material transactions other than in the usual course of business; extending credit for highly leveraged transactions ("HLTs"); amending its charter or bylaws; making any material changes in accounting methods; engaging in certain transactions with affiliates; paying excessive compensation or bonuses; and paying interest on liabilities exceeding the prevailing rates in the institution's market area. In addition, a "critically undercapitalized" institution is prohibited from paying interest or principal on its subordinated debt and is subject to being placed in conservatorship or receivership if its tangible equity capital level is not increased within certain mandated time frames.

                 At any time, an institution's primary federal supervisory agency may reclassify it into a lower capital category. All institutions are prohibited from declaring any dividends, making any other capital distribution, or paying a management fee if it would result in downward movement into any of the three undercapitalized categories. The FDICIA provides an exception to this requirement for stock redemptions that do not lower an institution's capital and would improve its financial condition, if the appropriate federal supervisory agency has consulted with the FDIC and approved the redemption.

                 The regulation requires institutions to notify the FDIC following any material event that would cause such institution to be placed in a lower category. Additionally, the FDIC monitors capital levels through call reports and examination reports.

                 Deposit Insurance. On January 1, 1994, the FDIC implemented the permanent Risk Related Premium System (the "RRPS") with respect to the assessments and payment of deposit insurance premiums.

                 Under the RRPS, the FDIC, on a semiannual basis, will assign each institution to one of three capital groups (well-capitalized, adequately capitalized or undercapitalized, in each case as these terms are defined for purposes of prompt corrective action rules described above) and further assign such institution to one of three subgroups within a capital group corresponding to the FDIC's judgment of its strength based on supervisory evaluations, including examination reports, statistical analysis and other information relevant to gauging the risk posed by the institution. Only institutions with a total capital to risk-adjusted assets ratio of 10.00% or greater, a Tier I capital to risk-adjusted assets ratio of 5% or a greater and a Tier I leverage ratio of 5% or greater, are assigned to the well-capitalized group.

                 Effective January 1, 1996, the FDIC board of directors has further reduced BIF premiums. Highly-rated institutions will pay only the statutory minimum of $2,000 annually for FDIC insurance. The remaining institutions will pay on a scale ranging from 3 to 30 cents per every $100 of insured deposits, which is down from the scale in the latter half of 1995 of 4 to 31 cents. If such lower FDIC insurance premium rates were to have been in effect for all of 1995, then the Bank would have paid $24,039 less in such premiums based upon current deposit levels.

                 Real Estate Lending Standards. Pursuant to the FDICIA, the OCC and other federal banking agencies adopted real estate lending guidelines which would set loan-to-value ("LTV") ratios for different types of real estate loans. A LTV ratio is generally defined as the total loan amount divided by the appraised value of the property at the time the loan is originated. If the institution does not hold a first lien position, the total loan amount would be combined with the amount of all senior liens when calculating the ratio. In addition to establishing the LTV ratios, the guidelines require all real estate loans to be based upon proper loan documentation and a recent appraisal of the property.

                 Bank Enterprise Act of 1991. Within the overall FDICIA is a separate subtitle called the "Bank Enterprise Act of 1991." The purpose of this Act is to encourage banking institutions to establish "basic transaction services for consumers" or so-called "lifeline accounts." The FDIC assessment rate is reduced for all lifeline depository accounts. This Act establishes ten
(10) factors which are the minimum requirements to qualify as a lifeline depository account. Some of these factors relate to minimum opening and balance amounts, minimum number of monthly withdrawals, the absence of discriminatory practices against low-income individuals and minimum service charges and fees. Moreover, the Housing and Community Development Act of 1972 requires that the FDIC's risk-based assessment system include provisions regarding life-line accounts. Assessment rates applicable to life-line accounts are to be established by FDIC rule.

                 Truth in Savings Act. The FDICIA also contains the Truth in Savings Act ("TSA"). The Federal Reserve Board has adopted regulations ("Regulation DD") under the TSA. The purpose of TSA is to require the clear and uniform disclosure of the rates of interest which are payable on deposit accounts by depository institutions and the fees that are assessable against deposit accounts, so that consumers can make a meaningful comparison between the competing claims of banks with regard to deposit accounts and products. In addition to disclosures to be provided when a customer establishes a deposit account, TSA requires the depository institution to include, in a clear and conspicuous manner, the following information with each periodic statement of a deposit account: (1) the annual percentage yield earned; (2) the amount of interest earned; (3) the amount of any fees and charges imposed; and (4) the number of days in the reporting period. TSA allows for civil lawsuits to be initiated by customers if the depository institution violates any provision or regulation under TSA.

                 Regulatory Capital Requirements

                 The following table presents Bancorp's consolidated capital ratios at December 31, 1995.

                                                                                                (In Thousands)
Tier I Capital  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  . . .           $19,227
Tier II Capital . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             20,080
Total Capital . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           19,512

Adjusted Total Average Assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
Total Adjusted Risk-Weighted Assets(1)  . . . . . . . . . . . . . . . . . . . . . . . . .           68,147

Tier I Risk-Based Capital Ratio(2)  . . . . . . . . . . . . . . . . . . . . . . . .                 28.21%
Required Tier I Risk-Based Capital Ratio  . . . . . . . . . . . . . . . . . . . . . . . .            4.00%
Excess Tier I Risk-Based Capital Ratio  . . . . . . . . . . . . . . . . . . . . . . . . .           24.21%

Total Risk-Based Capital Ratio(3) . . . . . . . . . . . . . . . . . . . . . . . . . . . .           29.46%
Required Total Risk-Based Capital Ratio . . . . . . . . . . . . . . . . . . . . . . . . .            8.00%
Excess Total Risk-Based Capital Ratio . . . . . . . . . . . . . . . . . . . . . . . . . .           21.46%

Tier I Leverage Ratio(4)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           11.88%
Required Tier I Leverage Ratio  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            3.00%
Excess Tier I Leverage Ratio  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            8.88%
------------------------------

(1) Includes off-balance sheet items at credit-equivalent values less intangible assets.
(2) Tier I Risk-Based Capital Ratio is defined as the ratio of Tier I Capital to Total Adjusted Risk-Weighted Assets.
(3) Total Risk-Based Capital Ratio is defined as the ratio of Tier I and Tier II Capital to Total Adjusted Risk-Weighted Assets.
(4) Tier I Leverage Ratio is defined as the ratio of Tier I Capital to Adjusted Total Average Assets.


                 Bancorp was required to implement, on January 1, 1994, Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity

Securities" ("FASB 115"). For regulatory capital reporting purposes, FASB 115 changed the composition of stockholders' equity in financial statements prepared in accordance with generally accepted accounting principles by including as a separate component of equity the amount of net unrealized holding gains or losses on debt and equity securities that are deemed to be available-for-sale. The implementation of FASB 115 did not have a material effect during 1995 on the regulatory capital ratios of Bancorp.

                 Effective January 27, 1995, the FDIC has issued a final rule with respect to the implementation of FASB 115 for regulatory capital reporting purposes. Under this final rule, net unrealized holding losses on available-for-sale equity securities (but not debt securities) with readily determinable fair values will be included (i.e., deducted) when calculating Bancorp's consolidated Tier 1 capital. All other unrealized holding gains and losses on available-for-sale securities will be excluded (i.e., not deducted) from Bancorp's consolidated Tier 1 capital. Such final rule had no material effect on Bancorp's consolidated Tier 1 capital.

                 Bancorp's ability to maintain the required levels of capital is substantially dependent upon the success of Bancorp's capital and business plans; the impact of future economic events on Bancorp's loan customers; and Bancorp's ability to manage its interest rate risk and investment portfolio and control its growth and other operating expenses.

                 Effect of Government Monetary Policies

                 The earnings of Bancorp are and will be affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies.

                 The monetary policies of the Federal Reserve Board have had, and will likely continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The Federal Reserve Board has a major effect upon the levels of bank loans, investments and deposits through its open market operations in United States government securities and through its regulations of, among other things, the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature and impact of future changes in monetary and fiscal policies.

                 History and Business - Bank

                 The Bank's legal headquarters are located at 232 East Street, Bloomsburg, Pennsylvania.

                 As of December 31, 1995, the Bank had total assets of $162 million, total shareholders' equity of $19 million and total deposits and other liabilities of $143 million.

                 The Bank is a community bank which seeks to provide personal attention and professional financial assistance to its customers. The Bank is a locally managed and locally oriented financial institution established to serve the needs of individuals and small and medium-sized businesses. The Bank's business philosophy includes offering direct access to its President and other officers and providing friendly, informed and courteous service, local and timely decision making, flexible and reasonable operating procedures, and consistently-applied credit policies.

                 The Bank is a full-service commercial bank offering a range of commercial and retail banking services to its clients. These include personal and business checking and savings accounts, certificates of deposit, and mortgage, home equity and commercial loans. In addition, the Bank provides safe deposit boxes, traveler's checks, wire transfers of funds, and certain personal, corporate and pension trust services. The Bank is a member of the MAC system and provides clients with access to this automated teller machine network. The Bank also makes credit cards available to its customers. In addition, the Bank has a trust department that provides traditional fiduciary services to its clients.

                 The Bank solicits small and medium-sized businesses located primarily within the Bank's market area that typically borrow in the $25,000 to $1.0 million range. In the event that certain loan requests may exceed the Bank's lending limit to any one customer, the Bank seeks to arrange such loans on a participation basis with other financial institutions.

                 Market Area

                 The Bank's primary market area is Columbia County, a 484 square mile area located in north eastern Pennsylvania with a population of approximately 63,200 based on 1990 census data. The Town of Bloomsburg is the County's largest municipality and its center of industry and commerce. Bloomsburg has a population of approximately 12,400 based on 1990 census data, and is the county seat. Berwick, located on the eastern boundary of the County, is the second largest municipality, with a 1990 population of approximately 11,000. The Bank currently serves its market area through six branch offices located in Bloomsburg, Benton, Lightstreet, Millville, Orangeville and South Centre, Columbia County.

                 The Bank competes with six other commercial banks and two thrift institutions in Columbia County. The Bank's major competitors are:
First National Bank of Berwick, First Eastern Bank, N.A., which has been acquired by PNC Bank, N.A., the largest commercial bank in Pennsylvania, and First Columbia Bank and Trust Company of Bloomsburg, Pennsylvania. Both PNC Bank, N.A. and First National Bank of Berwick have greater financial resources than the Bank.

                 The Bank's extended market area includes the adjacent Pennsylvania counties of Luzerne, Montour, Northumberland, Schuylkill and Sullivan.

                 Supervision and Regulation - Bank

                 The operations of the Bank are subject to federal and state statutes applicable to banks chartered under the banking laws of the United States, to members of the Federal Reserve System and to banks whose deposits are insured by the FDIC. Bank operations are also subject to regulations of the OCC, the Federal Reserve Board and the FDIC.

                 The primary supervisory authority of the Bank is the OCC, that regularly examines the Bank. The OCC has the authority under the Financial Institutions Supervisory Act to prevent a national bank from engaging in an unsafe or unsound practice in conducting its business.

                 Federal and state banking laws and regulations govern, among other things, the scope of a bank's business, the investments a bank may make, the reserves against deposits a bank must maintain, loans a bank makes and collateral it takes, the activities of a bank with respect to mergers and consolidations and the establishment of branches. All banks in Pennsylvania are permitted to maintain branch offices in any county of the state. Branches of national banks may be established only after approval by the OCC. The OCC is required to grant approval only if it finds that there is a need for banking services or facilities such as are contemplated by the proposed branch. The OCC may disapprove the application if the bank does not have the capital and surplus deemed necessary by the OCC, or if the application relates to the establishment of a branch in a county contiguous to the county in which the applicant's principal place of business is located, and another banking institution that has its principal place of business in the county in which the proposed branch would be located, has in good faith, notified the OCC of its intention to establish a branch in the same municipal location in which the proposed branch would be located.

                 Multi-bank holding companies are permitted in Pennsylvania within certain limitations. See sections entitled "Pennsylvania Banking Law" and "Interstate Banking and Branching."

                 A subsidiary bank of a bank holding company is subject to certain restrictions imposed by the Federal Reserve Act on any extensions of credit to the bank holding company or its subsidiaries, on investments in the stock or other securities of the bank holding company or its subsidiaries and on taking such stock or securities as collateral for loans. The Federal Reserve Act and Federal Reserve Board regulations also place certain limitations and reporting requirements on extensions of credit by a bank to principal shareholders of its parent holding company, among others, and to related interests of such principal shareholders. In addition, such legislation and regulations may affect the terms upon which any person becoming a principal shareholder of a holding company may obtain credit from banks with which the subsidiary bank maintains a correspondent relationship.

                 Federal law also prohibits acquisitions of control of a bank holding company without prior notice to certain federal bank regulators. Control is defined for this purpose as the power, directly or indirectly, to influence the management or policies of the bank or bank holding company or to vote twenty-five percent (25%) or more of any class of voting securities of the bank holding company.

                 From time to time, various types of federal and state legislation have been proposed that could result in additional regulations of, and restrictions on, the business of the Bank. It cannot be predicted whether any such legislation will be adopted or how such legislation would affect the business of the Bank. As a consequence of the extensive regulation of commercial banking activities in the United States, the Bank's business is particularly susceptible to being affected by federal legislation and regulations that may increase the costs of doing business.

                 Under the Federal Deposit Insurance Act, the OCC possesses the power to prohibit institutions regulated by it (such as the Bank) from engaging in any activity that would be an unsafe and unsound banking practice and in violation of the law. Moreover, the Financial Institutions and Interest Rate Control Act of 1987 ("FIRA") generally expands the circumstances under which officers or directors of a bank may be removed by the institution's federal supervisory agency; restricts lending by a bank to its executive officers, directors, principal shareholders or related interests thereof; restricts management personnel of a bank from serving as directors in other management positions with certain depository institutions whose assets exceed a specified amount or which have an office within a specified geographic area; and restricts management personnel from borrowing from another institution that has a correspondent relationship with their bank. Additionally, FIRA requires that no person may acquire control of a bank unless the appropriate federal supervisory agency has been given 60-days prior written notice and within that time has not disapproved the acquisition or extended the period for disapproval.

                 Under the Bank Secrecy Act ("BSA"), the Bank is required to report to the Internal Revenue Service currency transactions of more than $10,000 or multiple transactions of which the Bank is aware in any one day that aggregate in excess of $10,000. Civil and criminal penalties are provided under the BSA for failure to file a required report, for failure to supply information required by the BSA or for filing a false or fraudulent report.

                 The Garn-St Germain Depository Institutions Act of 1982 ("1982 Act"), removes certain restrictions on the lending powers and liberalizes the depository abilities of the Bank. The 1982 Act also amends FIRA (see above) by eliminating certain statutory limits on lending of a bank to its executive officers, directors, principal shareholders or related interests thereof and by relaxing certain reporting requirements. However, the 1982 Act strengthened FIRA provisions respecting management interlocks and correspondent bank relationships by management personnel.

                 Community Reinvestment Act

                 The Community Reinvestment Act of 1977, as amended (the "CRA"), and the regulations promulgated to implement the CRA are designed to create a system for bank regulatory agencies to evaluate a depository institution's record in meeting the credit needs of its community. Until May 1995, a depository institution was evaluated for CRA compliance based upon 12 assessment factors.

                 The CRA regulations were completely revised as of May 4, 1995, to establish new performance-based standards for use in examining a depository institution's compliance with the CRA (the "revised CRA regulations"). The revised CRA regulations establish new tests for evaluating both small and large depository institutions' investment in the community. A "small bank" is defined as a bank which has total assets of less than $250 million and is independent or is an affiliate of a holding company with less than $1 billion in assets. Pursuant to the revised CRA regulations, a depository institution which qualifies as a "small bank" will be examined under a streamlined procedure which emphasizes lending activities. The streamlined examination procedures for a small bank became effective on January 1, 1996.

                 A large retail institution is one which does not meet the "small bank" definition, above. A large retail institution can be evaluated under one of two tests: (1) a three-part test evaluating the institution's lending, service and investment performance; or (2) a "strategic plan" designed by the institution with community involvement and approved by the appropriate federal bank regulator. A large institution must choose one of these options prior to July 1997, but may opt to be examined under one of these two options prior to that time. Effective January 1, 1996, a large retail institution that opts to be examined pursuant to a strategic plan may submit its strategic plan to the bank regulators for approval.

                 In addition, the revised CRA regulations include separate rules regarding the manner in which "wholesale banks" and "limited purpose banks" will be evaluated for compliance.

                 The new CRA regulations will be phased in over a two-year period, beginning July 1, 1995, with a final effective date of July 1, 1997. Until the applicable test is phased in, institutions may be examined under the prior CRA regulations.

                 On December 27, 1995, the federal banking regulators issued a joint final rule containing technical amendments to the revised CRA regulations. Specifically, the recent technical amendments clarify the various effective dates in the revised CRA regulations, correct certain cross references and state that once an institution becomes subject to the requirements of the revised CRA regulations, it must comply with all aspects of the revised CRA regulations, regardless of the effective date of certain provisions. Similarly, once an institution is subject to the revised CRA regulations, the prior CRA regulations do not apply to that institution.

                 For the purposes of the revised CRA regulations, the Bank is deemed to be a small depository institution, based upon financial information as of December 31, 1995. In the future, the Bank will be evaluated for CRA compliance using the streamlined procedures for a small bank. Under the 12 assessment factors contained in the prior CRA regulations, the Bank received a "satisfactory" rating in 1995. The Bank expects to receive a rating under the revised CRA regulations which is consistent with its rating last year.

                 Concentration

                 Bancorp and the Bank are not dependent for deposits nor exposed by loan concentrations to a single customer or to a small group of customers the loss of any one or more of which would have a materially adverse effect on the financial condition of Bancorp or the Bank.


ITEM 2.          DESCRIPTION OF PROPERTY

                 Bancorp owns no property other than through the Bank as follows:

                                             Type of         Square
Property         Location                  Ownership        Footage          Use
--------         --------                  ---------        -------          ---
     1           Orangeville, PA             Owned             2,259         Banking services.
     2           Benton, PA                  Owned             4,672         Banking services.
     3           South Centre, PA            Owned             3,868         Banking services.
     4           Bloomsburg, PA              Owned             7,493         Banking services.
     5           Bloomsburg, PA              Owned             8,186         Held for expansion.
     6           Scott Township, PA          Owned            16,500         Banking services, corporate,
                                                                             credit and operations.
     7           Millville, PA               Owned             1,325         Banking services.


                 It is management's opinion that the facilities currently utilized are suitable and adequate for current and immediate future purposes.


ITEM 3.  LEGAL PROCEEDINGS

                 General

                 The nature of Bancorp's and the Bank's business generates a certain amount of litigation involving matters arising in the ordinary course of business. However, in the opinion of management of Bancorp and the Bank, there are no proceedings pending to which Bancorp and the Bank is a party or to which their property is subject, which, if determined adversely to Bancorp and the Bank, would be material in relation to Bancorp's and the Bank's undivided profits or financial condition, nor are there any proceedings pending other than ordinary routine litigation incident to the business of Bancorp and the Bank. In addition, no material proceedings are pending or are known to be threatened or contemplated against Bancorp and the Bank by government authorities or others.

                 Environmental Issues

                 There are several federal and state statutes that govern the obligations of financial institutions with respect to environmental issues. Besides being responsible under such statutes for its own conduct, a bank also may be held liable under certain circumstances for actions of borrowers or other third parties on properties that collateralize loans held by the bank. Such potential liability may far exceed the original amount of the loan made by the bank. Currently, the Bank is not a party to any pending legal proceedings under any environmental statue nor is the Bank aware of any circumstances that may give rise to liability of the Bank under any such statute.

                                    PART II


ITEM 5.  MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


                 Shares of Bancorp's Common Stock are traded in the over-the-counter market and "bid" and "asked" quotations regularly appear on the Over-the-Counter Bulletin Board system under the symbol "CCFN." As of March 15, 1996, eight firms were listed on the Over-the-Counter Bulletin Board system as market makers for Bancorp's Common Stock. The following table sets forth: (1) the quarterly average bid and asked prices for a share of Bancorp's Common Stock during the periods indicated as reported by Hopper Soliday & Co., Inc. of Lancaster, Pennsylvania, one of the market makers of Bancorp's Common Stock, and (2) quarterly dividends on a share of the Common Stock with respect to each quarter since January 1, 1994. The following quotations represent prices between buyers and sellers and do not include retail markup, markdown or commission. They may not necessarily represent actual transactions.

                                                           Average Stock Prices
                                                           --------------------               Dividends
                                                           Bid            Asked               Declared
                                                           ---            -----               ---------
1994:
         First quarter  . . . . . . . . . . . . . .      $15.50          $15.00                  $.10
         Second quarter . . . . . . . . . . . . . .      $15.50          $15.50                  $.10
         Third quarter  . . . . . . . . . . . . . .      $15.50          $15.00                  $.10
         Fourth quarter . . . . . . . . . . . . . .      $15.50          $14.50                  $.12

1995:
         First quarter  . . . . . . . . . . . . . .      $14.25          $15.00                  $.10
         Second quarter . . . . . . . . . . . . . .      $14.25          $14.75                  $.10
         Third quarter  . . . . . . . . . . . . . .      $14.50          $15.00                  $.10
         Fourth quarter . . . . . . . . . . . . . .      $15.50          $16.50                  $.15


                 As of March 15, 1996, Bancorp had approximately 759 shareholders of record.

                 Since its formation in 1983 as the parent holding company of the Bank, Bancorp has paid cash dividends. It is the present intention of Bancorp's Board of Directors to continue the dividend payment policy, although the payment of future dividends must necessarily depend upon earnings, financial condition, appropriate restrictions under applicable law and other factors relevant at the time the Board of Directors considers any declaration of dividends. Cash available for the payment of dividends must initially come from dividends paid by the Bank to Bancorp. Therefore, the restrictions on the Bank's dividend payments are directly applicable to Bancorp.

Dividend Restrictions on the Bank

                 The OCC has issued rules governing the payment of dividends by national banks. Consequently, the Bank (which is subject to these rules) may not pay dividends from capital

(unimpaired common and preferred stock outstanding) but only from retained earnings after deducting losses and bad debts therefrom. "Bad debts" are defined as matured obligations in which interest is past due and unpaid for ninety (90) days, but do not include well-secured obligations that are in the process of collection.

                 Previously, the Bank was permitted to add the balances in its allowance for possible credit and lease losses in determining retained earnings, but the OCC's new regulations prohibit that practice. However, to the extent that (1) the Bank has capital surplus in an amount in excess of common capital and (2) if the Bank can prove that such surplus resulted from prior period earnings, the Bank, upon approval of the OCC, may transfer earned surplus to retained earnings and thereby increase its dividend paying capacity.

                 If, however, the Bank has insufficient retained earnings to pay a dividend, the OCC's regulations allow the Bank to reduce its capital to a specified level and to pay dividends upon receipt of the approval of the OCC as well as that of the holders of two thirds of the outstanding shares of the Common Stock.

                 The Bank is allowed to pay dividends no more frequently than quarterly. Moreover, the Bank must obtain the OCC's approval before paying a dividend if the total of all dividends declared by the Bank in any calendar year would exceed the total of (1) the Bank's net profits for that year plus
(2) its retained net profits for the immediately preceding two years less (3) any required transfers to surplus or a fund for the retirement of preferred stock.

                 The Bank may not pay any dividends on its capital stock during the period in which it may be in default in the payment of its assessment for deposit insurance premium due to the FDIC, nor may it pay dividends on Common Stock until any cumulative dividends on the Bank's preferred stock (if any) have been paid in full. The Bank has never been in default in the payments of its assessments to the FDIC; and, moreover, the Bank has no outstanding preferred stock. In addition, under the Federal Deposit Insurance Act, dividends cannot be declared and paid if the OCC obtains a cease and desist order because such payment would constitute an unsafe and unsound banking practice. As of December 31, 1995, there was $2 million in unrestricted retained earnings and net income available at the Bank that could be paid as a dividend to Bancorp under the current OCC regulations.

Dividend Restrictions on Bancorp

                 Under the Pennsylvania Business Corporation Law of 1988, as amended (the "BCL"), Bancorp may not pay a dividend if, after giving effect thereto, either (a) Bancorp would be unable to pay its debts as they become due in the usual course of business or (b) Bancorp's total assets would be less than its total liabilities. The determination of total assets and liabilities may be based upon: (i) financial statements prepared on the basis of generally accepted accounting principles, (ii) financial statements that are prepared on the basis of other accounting practices and principles that are reasonable under the circumstances, or (iii) a fair valuation or other method that is reasonable under the circumstances.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Bancorp's Annual Report (at page 20 thereto) filed at Exhibit 13 hereto is incorporated in its entirety by reference under this Item 6.


ITEM 7.  FINANCIAL STATEMENTS

         Bancorp's Consolidated Financial Statements and notes thereto contained in the Annual Report (beginning at page 4 thereto) filed at Exhibit 13 hereto are incorporated in their entirety by reference under this Item 7.


                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The captions "Information As To Nominees, Directors and
Executive Officers," "Principal Officers of the Corporation," "Principal Officers of the Bank" and "Compliance with Section 16(a) of the Securities Act of 1934" contained in Bancorp's Proxy Statement (at pages 5, 11, 12 and 4 thereto, respectively) filed at Exhibit 99A hereto is incorporated in their entirety by reference under this Item 9.


ITEM 10. EXECUTIVE COMPENSATION

         The captions "Executive Compensation" and "Directors
Compensation" contained in Bancorp's Proxy Statement (at pages 8 and 10 thereto) filed at Exhibit 99A hereto is incorporated in its entirety by reference under this Item 10.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The caption "Principal Beneficial Owners of the Corporation's
Stock" contained in Bancorp's Proxy Statement (at page 3 thereto) filed at
Exhibit 99A hereto is incorporated in its entirety by reference under this Item 11.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information under the caption "Certain Transactions and Related Transactions" contained in Bancorp's Proxy Statement (at page 11 thereto) filed at Exhibit 99A hereto is incorporated in its entirety by reference under this Item 12.

ITEM 13.         EXHIBITS AND REPORTS ON FORM 8-K

                 (a)      Exhibits required by Item 601 of Regulation S-B:

Exhibit Number Referred to
Item 601 of Regulation S-B                                        Description of Exhibit
--------------------------                                        ----------------------
               2                                   None.
               3                                   None.
               4                                   None.
               9                                   None.
               10                                  None.
               11                                  None.
               13                                  Annual Report to Shareholders for Fiscal Year Ended December 31, 1995.
               16                                  None.
               18                                  None.
               21                                  List of Subsidiaries of Bancorp.
               22                                  None.
               23                                  None.
               24                                  None.
               27                                  None.
               28                                  None.
               99A                                 Proxy Statement, Notice of Annual Meeting and Form of Proxy for the Annual
                                                   Meeting of Shareholders to be held April 22, 1996.


                 (b)      Reports on Form 8-K.

                 Bancorp filed no reports on Form 8-K for the quarter ended December 31, 1995.

                                   SIGNATURES


                 In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CCFNB BANCORP, INC.
         (Bancorp)


By:      /s/ Paul E. Reichart
         ----------------------------
         Paul E. Reichart
         President

Date:    March 27, 1996


                 In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By:      /s/ Don E. Bangs
         --------------------------
         Don E. Bangs
         Director and Secretary

Date:    March 27, 1996



By:      /s/ Elwood R. Harding, Jr.
         ----------------------------
         Elwood R. Harding, Jr.
         Director

Date:    March 27, 1996



By:      /s/ William F. Hess
         -----------------------------
         William F. Hess
         Director

Date:    March 27, 1996

By:      /s/ John I. Mather
         ------------------------------
         John I. Mather
         Director and Vice Chairman
          of the Board

Date:    March 27, 1996



By:      /s/ Paul E. Reichart
         -----------------------------
         Paul E. Reichart
         Director, President and
          Chief Executive Officer
         (Chief Executive Officer)

Date:    March 27, 1996



By:      /s/ Virginia D. Kocher
         ---------------------------
         Virginia D. Kocher
         Treasurer
         (Principal Financial and
          Accounting Officer)

Date:    March 27, 1996

                               INDEX TO EXHIBITS


Item Number                       Description                                                 Page
-----------                       -----------                                                 ----
      13                          Annual Report to Shareholders
                                    for the Fiscal Year Ended
                                    December 31, 1995 . . . . . . . . . . . . . . . . . .

      21                          List of Subsidiaries of Bancorp . . . . . . . . . . . .

      27                          Financial Data Schedule . . . . . . . . . . . . . . . .

      99A                         Proxy Statement, Notice of Annual
                                    Meeting and Form of Proxy for
                                    the Annual Meeting of Shareholders
                                    to be held April 22, 1996 . . . . . . . . . . . . . .