Form 10QSB
period 1996-03-31
CCFNB BANCORP INC
filed 1996-05-14
CIK 731122

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                  FORM 10-QSB



/X/  QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

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

          Indicate the number of shares outstanding of each of the issuer's
classes of common stock, as of the latest practicable date.   1,374,159 shares
of $1.25 (par) common stock were outstanding as of May 6, 1996.

                       CCFNB BANCORP, INC. AND SUBSIDIARY

                                 MARCH 31, 1996

                                  INDEX 10-QSB





EXHIBIT 27 - FINANCIAL DATA SCHEDULE                                     NO PAGE
             -----------------------                                        #
PART I  - FINANCIAL INFORMATION:
          ---------------------

        - Consolidated Balance Sheets                                       1

        - Consolidated Statements of Income                                 2

        - Consolidated Statements of Cash Flows                             3

        - Notes to Consolidated Financial Statements                      4 - 6

        - Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                       7 - 13

PART II - OTHER INFORMATION                                                14
          -----------------

SIGNATURES                                                                 15

CCFNB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)
UNAUDITED

                                                                     MARCH    DECEMBER
                                                                   31, 1996   31, 1995
                                                                   --------   --------
ASSETS
Cash and due from banks........................................    $  3,989   $  4,086
Interest-bearing deposits with other banks.....................       4,142        385
Federal funds sold.............................................       1,100          0
Investment securities:
  Held-to-maturity securities, approximate fair value of
    $1,056 and $1,062..........................................       1,045      1,045
  Available-for-sale securities carried at fair value..........      38,636     39,339
Loans, net of unearned income..................................     109,416    111,831
Allowance for loan losses......................................         899        912
                                                                   --------   --------
  Net loans....................................................    $108,517   $110,919
Premises and equipment.........................................       5,164      5,082
Accrued interest receivable....................................         975        850
Other assets...................................................         437        360
                                                                   --------   --------
     TOTAL ASSETS..............................................    $164,005   $162,066
                                                                   ========   ========



LIABILITIES AND STOCKHOLDERS' EQUITY


LIABILITIES
Deposits:
  Non-interest bearing.........................................    $ 10,467   $ 12,051
  Interest bearing.............................................     118,784    116,934
                                                                   --------   --------
     Total Deposits............................................    $129,251   $128,985
Short-term borrowings..........................................      13,867     12,066
Long-term borrowings...........................................         350        364
Accrued interest and other expenses............................         901        907
Other liabilities..............................................          35        232
                                                                   --------   --------
     TOTAL LIABILITIES.........................................    $144,404   $142,554
                                                                   --------   --------

STOCKHOLDERS' EQUITY
Common stock, par value $1.25 per share; Authorized 5,000,000
  shares; issued 1996 - 1,374,159, 1995 - 1,372,658 shares.....    $  1,718   $  1,716
Surplus........................................................       5,717      5,694
Retained earnings..............................................      12,093     11,817
Allowance for unrealized gain (loss) on available-for-sale
  investment securities, net of taxes .........................          73        285
                                                                   --------   --------
     TOTAL STOCKHOLDERS' EQUITY................................    $ 19,601   $ 19,512
                                                                   --------   --------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY................    $164,005   $162,066
                                                                   ========   ========


The accompanying notes are an integral part of these consolidated financial statements.

CCFNB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS EXCEPT PER SHARE DATA)
UNAUDITED

                                                                        FOR THE THREE
                                                                        MONTHS ENDING
                                                                          MARCH 31,
                                                                          ---------
                                                                        1996     1995
                                                                        ----     ----
INTEREST INCOME
Interest and fees on loans:
  Taxable...........................................................  $  2,256 $  2,150
  Tax exempt........................................................        25       45
Interest and dividends on investment securities:
  Taxable interest..................................................       443      400
  Tax exempt interest...............................................       118      120
  Dividends.........................................................        15       10
Interest on federal funds sold......................................         8        0
Interest on deposits in other banks.................................        37        9
                                                                      -------- --------
     TOTAL INTEREST INCOME..........................................  $  2,902 $  2,734
                                                                      -------- --------

INTEREST EXPENSE
Interest on deposits................................................  $  1,213 $  1,138
Interest on short-term borrowings...................................       165      150
Interest on long-term borrowings....................................         9        0
                                                                      -------- --------
     TOTAL INTEREST EXPENSE.........................................  $  1,387 $  1,288
                                                                      -------- --------

Net interest income.................................................  $  1,515 $  1,446
Provision for loan losses...........................................        15       24
                                                                      -------- --------
  NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES...............  $  1,500 $  1,422
                                                                      -------- --------

NON-INTEREST INCOME
Service charges and fees............................................  $    119 $    118
Trust department income.............................................        18       12
Other income........................................................        15        1
Investment securities gain (losses) - net...........................         0        0
                                                                      -------- --------
     TOTAL NON-INTEREST INCOME......................................  $    152 $    131
                                                                      -------- --------

NON-INTEREST EXPENSES
Salaries and wages..................................................  $    418 $    368
Pensions and other employee benefits................................       149      130
Occupancy expense, net..............................................        95       68
Furniture and equipment expense.....................................        81       78
FDIC insurance......................................................         1       72
Other operating expenses............................................       348      363
                                                                      -------- --------
     TOTAL NON-INTEREST EXPENSES....................................  $  1,092 $  1,079
                                                                      -------- --------

Income before income taxes..........................................  $    560 $    474
Income tax expense..................................................       147      107
                                                                      -------- --------
    NET INCOME......................................................  $    413 $    367
                                                                      ======== ========

NET INCOME PER SHARE................................................  $    .30 $    .27


The accompanying notes are an integral part of these consolidated financial statements.

CCFNB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
UNAUDITED

                                                                         FOR THE THREE MONTHS
                                                                           ENDING MARCH 31,
                                                                           ----------------
                                                                           1996       1995
                                                                           ----       ----
OPERATING ACTIVITIES
Net income.............................................................  $    413  $    367
Adjustments to reconcile net income to net cash provided by
 operating activities:
   Provision for loan losses...........................................        15        24
   Provision for depreciation and amortization.........................        88        64
   Premium amortization on investment securities.......................         1         3
   Discount accretion on investment securities.........................        (2)       (4)
   Deferred income taxes (benefit).....................................        12        (8)
   (Increase) decrease in accrued interest receivable and other assets.      (202)     (124)
   Increase (decrease) in accrued interest and other expenses
     and other liabilities.............................................      (106)       74
                                                                         --------  --------
     NET CASH PROVIDED BY OPERATING ACTIVITIES.........................  $    219  $    396
                                                                         --------  --------

INVESTING ACTIVITIES
Proceeds from sales of investment securities:
  Available-for-sale securities........................................  $      0  $      0
Proceeds from maturities and redemptions of investment securities
  available-for-sale...................................................     6,000         0
Proceeds from maturities and redemptions of held-to-maturity
  investment securities................................................         0     6,000
Purchase of investment securities:
  Held-to-maturity securities..........................................         0      (225)
  Available-for-sale securities........................................    (5,617)      (13)
Net (increase) decrease in loans.......................................     2,387    (2,074)
Purchases of premises and equipment....................................      (170)      (31)
                                                                         --------  --------
     NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES...............  $  2,600  $  3,657
                                                                         --------  --------

FINANCING ACTIVITIES
Net increase (decrease) in deposits....................................  $    266  $    574
Net increase (decrease) in short-term borrowings.......................     1,801    (2,707)
Net increase (decrease) in long-term borrowings........................       (14)        0
Proceeds from sale of stock - dividend reinvestment....................        25         0
Cash dividends paid....................................................      (137)     (137)
                                                                         --------  --------
     NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES...............  $  1,941  $ (2,270)
                                                                         --------  --------
     INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS..................  $  4,760  $  1,783
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR.........................     4,471     4,174
                                                                         --------  --------
     CASH AND CASH EQUIVALENTS AT END OF YEAR..........................  $  9,231  $  5,957
                                                                         ========  ========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
  Interest.............................................................  $  1,397  $  1,264
  Income taxes.........................................................  $      0  $     14


The accompanying notes are an integral part of these consolidated financial statements.

CCFNB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1996
UNAUDITED



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


NOTE 3 - The results of operations for the three month period ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.


NOTE 4 - Net income per share of common stock for the interim periods is based on the weighted average number of shares for each period; 1996 - 1,372,724 shares and 1995 - 1,365,622 shares.


NOTE 5 - LOANS

         Loans are stated at their outstanding principal balances, net of any deferred fees or costs, unearned income, and the allowance for loan losses. Interest on loans is accrued on the principal amount outstanding, primarily on an actual day basis. Non-refundable loan fees and certain direct costs are deferred and amortized over the life of the loans using the interest method. The amortization is reflected as an interest yield adjustment, and the deferred portion of the net fees and costs is reflected as a part of the loan balance.

         Non-Accrual Loans - Generally, a loan (including a loan impaired under Statement of Financial Accounting Standards No. 114) is classified as non-accrual, and the accrual of interest on such a loan is discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectibility of principal or interest, even though the loan currently is performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on non-accrual status, unpaid interest credited to income in the current year is reversed, and unpaid interest accrued in prior years is charged against the allowance for credit losses. Potential problem loans are identified by management as a part of its loan review process.

         Income recognition is in accordance with Statement of Financial Accounting Standards No. 118. Certain non-accrual loans may continue to perform, that is, payments are still being received. Generally, the payments are applied to principal. These loans remain under constant scrutiny and if performance continues, interest income may be recorded on a cash basis based on management's judgement as to collectibility of principal.

         Allowance for Loan Losses - The allowance for loan losses is established through provisions for loan losses charged against income. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance.

         The Corporation adheres to the principles provided by Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan", as amended by Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure." Under these standards, the allowance for loan losses related to loans that are identified for evaluation in accordance with Statement No. 114 is based on discounted cash flows using the loan's initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. Statement No. 118 allows the continued use of existing methods for income recognition on impaired loans and amends disclosure requirements to require information about the recorded investment in certain impaired loans and related income recognition on those loans. The allowance for loan losses is maintained at a level by management to be adequate to absorb estimated potential loan losses.
         Management's periodic evaluation of the adequacy of the allowance for loan losses is based on the Corporation's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions, and other relevant factors. This evaluation is inherently subjective as it requires material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change.

           The following table presents the changes in the allowance for credit losses:

                Balance at January 1, 1996............................   $    912
                Provisions charged off................................         15
                Loans charged off.....................................        (36)
                Recoveries............................................          8
                                                                         --------
                Balance at March 31, 1996.............................   $    899
                                                                         ========

           At March 31, 1996, the recorded investment in loans that are considered to be impaired under Statement No. 114 was $13,343, which were all non-accrual loans. The related allowance for loan losses for the impaired loans utilizing standards provided in Statement No. 114 is $13,343. No additional charge to operations is required since the total allowance for loan losses is estimated by management to be adequate to provide for the loan loss allowance under Statement No. 114 as well as any other potential loan losses.


  NOTE 6 - The consolidated interim financial statements have been prepared in accordance with requirements of Form 10-QSB and therefore do not include all the disclosures normally required by generally accepted accounting principles, or those normally made in the Corporation's annual 10-KSB filing. The reader of these consolidated interim financial statements may wish to refer to the Corporation's annual report on Form 10-KSB for the period ended December 31, 1995, filed with the Securities and Exchange Commission.

                       CCFNB BANCORP, INC. AND SUBSIDIARY
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Consolidated Summary of Operations
(Dollars in Thousands, except for per share data)

                                       AT AND FOR THE THREE MONTHS
                                       ---------------------------
                                              ENDED MARCH 31,              AT AND FOR THE YEARS ENDED DECEMBER 31,
                                              ---------------              ---------------------------------------
                                             1996        1995        1995        1994        1993        1992        1991
                                             ----        ----        ----        ----        ----        ----        ----
Income and Expense:
  Interest income.......................  $    2,902  $    2,734  $   11,481  $   10,459  $    9,914  $    9,768  $   10,016
  Interest expense......................       1,387       1,288       5,557       4,785       4,634       5,053       5,707
                                          ----------  ----------  ----------  ----------  ----------  ----------  ----------
  Net interest income...................       1,515       1,446       5,924       5,674       5,280       4,715       4,309
  Loan loss provision...................          15          24          42         160         105         167         190
                                          ----------  ----------  ----------  ----------  ----------  ----------  ----------
  Net interest income after loan loss
    provision...........................       1,500       1,422       5,882       5,514       5,175       4,548       4,119
  Non-interest income...................         152         131         678         569         568         547         484
  Non-interest expense..................       1,092       1,079       4,374       3,958       3,763       3,468       3,228
                                          ----------  ----------  ----------  ----------  ----------  ----------  ----------
  Income before income taxes............         560         474       2,186       2,125       1,980       1,627       1,375
  Income taxes..........................         147         107         561         560         497         414         346
  Change in accounting principle........           0           0           0           0         196           0           0
                                          ----------  ----------  ----------  ----------  ----------  ----------  ----------
  Net income............................         413         367       1,625       1,565       1,679       1,213       1,029
                                          ==========  ==========  ==========  ==========  ==========  ==========  ==========
Per Share: (1)
  Net income after change in accounting
    principle (2).......................  $      .30  $      .27  $     1.19  $     1.35  $     1.51  $     1.09  $      .93
  Cash dividends paid...................         .10         .10         .45         .42         .40         .33         .30
  Average shares outstanding............   1,372,724   1,365,622   1,367,595   1,163,199   1,109,837   1,109,602   1,109,382

Average Balance Sheet:
  Loans.................................  $  110,978  $  110,480  $  111,980  $  100,628  $   88,347  $   77,354  $   73,185
  Investments...........................      39,108      36,319      37,063      41,410      42,083      38,534      31,459
  Other earning assets..................       2,793         570       1,727       2,696       3,659       1,360       2,288
  Total assets..........................     162,025     154,719     157,957     151,752     143,096     129,045     114,488
  Deposits..............................     127,769     124,821     116,495     115,071     117,105     103,500      93,228
  Other interest-bearing liabilities....      13,544      11,367      11,766      11,014      12,332      12,390       9,744
  Shareholders' equity..................      19,395      17,535      18,067      13,736      12,739      11,972      10,873

Balance Sheet Data:
  Loans.................................     109,416     111,839     111,831     109,800      96,423      82,055      74,155
  Investments...........................      39,681      33,872      40,384      39,323      44,542      39,448      34,489
  Other earning assets..................       5,242       5,957         385       4,174       3,491       9,885       2,534
  Total assets..........................     164,005     155,500     162,066     157,124     152,386     139,273     118,558
  Deposits..............................     129,251     127,438     128,985     126,864     124,023     113,291      95,334
  Other interest-bearing liabilities....      14,217       9,977      12,430      11,910      14,317      13,199      10,197
  Shareholders' equity..................      19,601      18,085      19,512      17,650      13,452      12,208      11,361

Ratios: (3)
  Return on average assets..............       1.02%        .95%       1.03%       1.03%       1.17%        .94%        .90%
  Return on average equity..............       8.52%       8.37%       8.99%      11.39%      13.18%      10.13%       9.47%
  Dividend payout ratio.................      33.17%      37.33%      34.35%      36.54%      26.44%      30.17%      32.34%
  Average equity to average assets ratio      11.97%      11.33%      11.44%       9.05%       8.90%       9.28%       9.50%

(1) Per share data has been calculated on the weighted average number of shares outstanding.
(2) Before cumulative effect of change in accounting principle.
(3) The ratios for the three month period ending March 31 are annualized.

The following discussion and analysis of the financial condition and results of operations of the Corporation should be read in conjunction with the consolidated financial statements of the Corporation. The consolidated financial condition and results of operations of the Corporation are essentially those of the Bank. Therefore, the discussion and analysis that follows is directed primarily at the performance of the Bank.

Overview

Total assets increased 1.20% to $164 million at March 31, from $162.1 million at December 31, 1995. Net income increased 12.53% through March 31, 1996 to $413,000, or $.30 per share, compared to $367,000, or $.27 per share for the same three month period ended March 31, 1995. Loans decreased in 1996 by 2.16% to $109.4 million at March 31, from $111.8 million at December 31, 1995.

Results of Operations - For the Three Months Ended March 31, 1996 and March 31, 1995.

Net income is affected by five major components: net interest income or the difference between interest income earned on loans and investments and interest expense paid on deposits and borrowed funds; the provision for loan losses, which is the amount charged against net interest income and added to the allowance for loan losses to provide a reserve for potential future loan losses; other non-interest income, which is made up of certain fees, gains and losses from the sale of investment securities, trust department income and other items; and other non-interest expenses, which consist primarily of salaries and benefits, general overhead expenses, other operational expenses and income taxes. Each of these major components is reviewed in more detail in the following discussion.

Net income for the three months ended March 31, 1996 was $413,000, or $.30 per share, as compared to $367,000, or $.27 per share, for the comparable period in 1995. The principal factor for the increase was due to a general increase in net interest income, even though the volume of loans declined.

Return on average assets and return on average equity were 1.02% and 8.51%, respectively, for the three months ended March 31, 1996, as compared to .95% and 8.52%, respectfully, for the comparable period in 1995.

Net Interest Income

For the three months ended March 31, 1996, net interest income was $1.5 million as compared to $1.4 million for the comparable period of 1995. The net interest margin reflected a deminimus decline to 4.14% for the three months ended March 31, 1996 from 4.15% for the comparable period in 1995. Average interest earning assets at March 31, 1996 increased by 4.15% over March 31, 1995.

Average loans outstanding increased from $110.5 million to $111 million or 4.51%, for the three months ended March 31, 1996, as compared to the three months ended March 31, 1996. The outstanding balance of loans at March 31, 1996, however, did decrease from $111.8 at December 31, 1995 to $109.4 at March 31, 1996. A 3.92% increase in income on loans from $2.2 million at March 31, 1995 to $2.3 at March 31, 1996 was attributable to the benefit derived from adjustable rate mortgage loans and the related indexes used to continually change interest rates to reflect the "market". In addition and for the future, senior management has implemented, beginning April 1, 1996, a new variable rate home equity loan program to attract higher yielding interest attributable to these loans.

Shown below is a summary of past due and non-accrual loans:

                                                             IN THOUSANDS OF DOLLARS
                                                             -----------------------
                                                                 MARCH    DECEMBER
                                                               31, 1996   31, 1995
                                                               --------   --------
     Past due and non-accrual:
       Days 30 - 89.........................................   $  1,433   $  1,330
       Days 90 plus.........................................        398        397
       Non-accrual..........................................         13         13
                                                               --------   --------
                                                               $  1,844   $  1,740
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

The Corporation adheres to adopt Financial Accounting Standards Board Statement No. 114, "Accounting by Creditors for Impairment of a Loan" - Refer to Note 5 above for other details.

The following analysis provides a comparative schedule of loan maturities/interest rate sensitivities including a schedule of all loans due after one year by fixed and variable rate categories:

                                                             IN THOUSANDS OF DOLLARS
                                                             -----------------------
       MATURITY AND REPRICING DATA FOR LOANS AND LEASES          MARCH    DECEMBER
           (EXCLUDING THOSE IN NON-ACCRUAL STATUS)             31, 1996   31, 1995
           ---------------------------------------             --------   --------
Fixed rate loans & leases with a remaining maturity of:
  Three months or less......................................   $    807   $  1,847
  Over three months through 12 months.......................      2,252      2,997
  Over one year through five years..........................      8,845     14,515
  Over five years...........................................     25,281     19,962
                                                               --------   --------
       Total Fixed Rate Loans and Leases....................   $ 37,185   $ 39,321
                                                               --------   --------

Floating rate loans & leases with a repricing frequency of:
  Quarterly or more frequently..............................   $ 18,768   $  7,317
  Annually or more frequently, but less frequently than
    quarterly...............................................     17,197          0
  Every five years or more frequently, but less frequently
    than annually...........................................     36,253     65,180
                                                               --------   --------
       Total Floating Rate Loans and Leases.................   $ 72,218   $ 72,497
                                                               --------   --------
       Total Loans and Leases...............................   $109,403   $111,818
                                                               ========   ========

Interest income from investment securities reflects a 8.68% increase comparing $576,000 for the three months ended March 31, 1996, and the $530,000 for the comparable period of 1995. The Corporation has increased it's yield by investing in government agencies securities. The average balance of investment securities for the three months ended March 31, 1996 increased 7.68% to $39.1 million, compared to the $36.3 million for the same period of 1995.

Total interest expense increased $99,000 or 7.69% for the first three months of 1996, as compared to the three months of 1995. This increase in interest expense reflects the shift from lower yielding money market deposits to higher yielding certificates of deposit as reflected in the average balance sheet as well as the effect of a small increase in interest bearing deposits. Interest on short-term borrowings increased by $15,000 from $150,000 in 1995 to $165,000 in 1996.

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

Average Balance Sheet and Rate Analysis
(Dollars in Thousands)

                                                                MARCH 1996                      MARCH 1995
                                                                ----------                      ----------
                                                                INTEREST   AVERAGE               INTEREST   AVERAGE
                                                     AVERAGE     INCOME/    YIELD/    AVERAGE     INCOME/    YIELD/
ASSETS:                                             BALANCE(1)  EXPENSE(2)   RATE    BALANCE(1)  EXPENSE(2)   RATE
                                                    ----------   --------    -----   ----------   --------    -----
Interest bearing deposits with other financial
  institutions....................................   $  2,793    $     37    5.30%    $    570    $      9    6.32%
Investment securities:
  U.S. government securities......................     26,765         399    5.96%      24,304         347    5.71%
  State and municipal obligations (3).............      8,852         118    8.08%       8,458         120    8.60%
  Other securities................................      3,491          59    6.76%       3,557          63    7.08%
                                                     --------    --------   ------    --------    --------    -----
Total Investment Securities.......................   $ 39,108    $    576    5.89%    $ 36,319    $    530    5.84%
Federal funds sold................................        608           8    5.26%           0           0     .00%
Consumer..........................................      8,305         203    9.78%      10,807         268    9.92%
Mortgage..........................................     94,995       1,909    8.04%      83,116       1,573    7.57%
Commercial........................................      6,021         144    9.57%      13,654         309    9.05%
Tax free (3)......................................      1,657          25    9.14%       2,903          45    9.39%
                                                     --------    --------   ------    --------    --------    -----
Total loans.......................................   $110,978    $  2,281    8.22%    $110,480    $  2,195    7.95%
Total interest earning assets.....................    153,487       2,902    7.56%     147,369       2,734    7.42%
                                                     --------    --------   ------    --------    --------    -----
Reserve for loan losses...........................   $   (913)                        $   (945)
Cash and due from banks...........................      1,603                            1,535
Other assets......................................      7,848                            6,760
                                                     --------                         --------
Total assets......................................   $162,025                         $154,719
                                                     ========                         ========
LIABILITIES AND CAPITAL:
SUPER NOW deposits................................   $ 19,267    $    107    2.22%    $ 18,962    $    136    2.87%
IRA...............................................      8,276         103    4.98%       8,214         101    4.92%
Money market deposits.............................     14,090         105    2.98%      20,766         172    3.31%
Savings deposits..................................     24,835         178    2.87%      25,970         219    3.37%
C/D's over $100,000...............................      9,972         152    6.10%       7,596         100    5.27%
Other time deposits...............................     40,911         568    5.55%      33,114         410    4.95%
                                                     --------    --------   ------    --------    --------    -----
Total interest bearing deposits...................   $117,351    $  1,213    4.13%    $114,622    $  1,138    3.97%
                                                     --------    --------   ------    --------    --------    -----
Federal funds purchased...........................   $      0    $      0     .00%    $      0    $      0     .00%
Other borrowed funds..............................        550           8    5.82%       1,953          29    5.94%
Long-term borrowings..............................        350           9   10.29%           0           0     .00%
Repurchase agreements.............................     12,644         157    4.97%       9,414         121    5.14%
                                                     --------    --------   ------    --------    --------    -----
Total interest bearing liabilities................   $130,895    $  1,387    4.24%    $125,989    $  1,288    4.09%
                                                     --------    --------   ------    --------    --------    -----
Demand deposits...................................   $ 10,418                         $ 10,199
Other liabilities.................................      1,317                              996
Stockholders' equity..............................     19,395                           17,535
                                                     --------                         --------
Total liabilities and capital.....................   $162,025                         $154,719
                                                     ========                         ========
NET INTEREST INCOME/NET INTEREST MARGIN (4)......                $  1,515    3.95%                $  1,446    3.92%
TAX EQUIVALENT NET INTEREST INCOME/                              ========   ======                ========    =====
 NET INTEREST MARGIN (5)..........................               $  1,588    4.14%                $  1,529    4.15%
                                                                 ========   ======                ========    =====

(1) Average volume information was computed using daily averages.
(2) Interest on loans includes fee income.
(3) Yield on tax-exempt obligations has been computed on a tax-equivalent basis.
(4) Net interest margin is computed by dividing net interest income by total interest earning assets.
(5) Interest and yield are presented on a tax equivalent basis using 34% for 1996 and 1995.


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

For the three month period ending March 31, 1996, the provision for loan losses was $15,000, compared to $24,000 for the corresponding period in 1995. The primary reason for the decrease in the provision for loan losses was due to the low non-accrual and past due components of the loan portfolio.


Non-Interest Income

The following table sets forth, for the periods indicated, the major components of non-interest income:

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                                    ---------
                                                                1996        1995
                                                                ----        ----
                                                             (Dollars in Thousands)
Service charges and fees..................................    $    119    $    118
Trust department income...................................          18          12
Investment securities gain (loss) - net...................           0           0
Other.....................................................          15           1
                                                              --------    --------
     Total................................................    $    152    $    131
                                                              ========    ========


For the three months ended March 31, 1996, total non-interest income increased $21,000, to $152,000, compared with $131,000 for the three months ended March 31, 1995. The reason for the improvement was due to a positive increase in trust income of $6,000 and a $12,000 in miscellaneous income of a non-recurring nature.

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

                                                                THREE MONTHS ENDED
                                                                    MARCH 31,
                                                                    ---------
                                                                1996        1995
                                                                ----        ----
                                                             (Dollars in Thousands)
Salaries and wages.......................................     $    412    $    368
Employee benefits........................................          156         130
Net occupancy expense....................................           95          68
Furniture and equipment expense..........................           81          78
FDIC insurance...........................................            1          72
State shares tax.........................................           32          28
Other expense............................................          315         335
                                                              --------    --------
     Total...............................................     $  1,092    $  1,079
                                                              ========    ========

Non-interest expenses totalled $1.1 million for the three months ended March 31, 1996 and 1995. Although there is no increase reflected there were some changes in the components.

Salary and employee benefits expense increased 9.18% due primarily to addition of staff, internal promotions and normal merit increases. Occupancy expense increased in 1996 over 1995 by 3.97% or $27,000 principally due to the harsh winter of 1996 and the related costs of snow removal and utilities related thereto.

Conversely, the effect of the nationwide long awaited decreased cost of FDIC insurance occurred in the first quarter of 1996 and amounted to a decrease in cost of $71,000 or 98.61% over the same period in 1995. In addition other expenses decreased to $315,000 in 1996 or 5.97% as compared to 1995.


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

The Company exceeds all minimum capital requirements as reflected in the following table:

                                            MARCH 31, 1996       DECEMBER 31, 1995
                                            --------------       -----------------
                                                     MINIMUM               MINIMUM
                                         CALCULATED  STANDARD  CALCULATED  STANDARD
                                           RATIOS     RATIOS     RATIOS     RATIOS
                                           ------     ------     ------     ------
Risk Based Ratios:
Tier I capital to risk-weighted assets..   20.54%      4.00%     28.21%      4.00%
Total qualifying capital to
  risk-weighted assets..................   21.48%      8.00%     92.46%      8.00%


Additionally, certain other ratios also provide capital analysis as follows:


                                                                  MARCH    DECEMBER
                                                                 31, 1996  31, 1995
                                                                 --------  --------
Tier I capital to total assets..............................      11.90%    11.86%
Tier II capital to total assets.............................      12.45%    12.39%


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




                                     CCFNB BANCORP, INC.
                                        (Registrant)




                                     By /s/ PAUL E. REICHART
                                        ------------------------------
                                        Paul E. Reichart
                                        President & CEO

                                     Date:




                                     By /s/ VIRGINIA D. KOCHER
                                        ------------------------------
                                        Virginia D. Kocher
                                        Treasurer

                                     Date: