Form 10QSB
period 1996-06-30
CCFNB BANCORP INC
filed 1996-08-13
CIK 731122

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                  FORM 10-QSB



   [X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended June 30, 1996


   [ ] TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from         to
                                 ---------    ---------

   Commission file number 0-19028

                              CCFNB BANCORP, INC.
                 (Name of small business Issuer in its charter)

   PENNSYLVANIA                                               23-2254643
   (State or other jurisdiction of                            (I.R.S. Employer
   incorporation or organization)                             Identification Number)

   232 East Street, Bloomsburg, PA                            17815
   (Address of principal executive offices)                   (Zip Code)

   Issuer's telephone number, including area code:  (717) 784-4400


             Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirings for the past 90 days. Yes X No
                                        ---    ----

             Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 1,376,726 shares of $1.25 (par) common stock were outstanding as of July 26, 1996.

                       CCFNB BANCORP, INC. AND SUBSIDIARY

                                 JUNE 30, 1996

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

 CCFNB BANCORP, INC. AND SUBSIDIARY
 CONSOLIDATED BALANCE SHEETS
 (IN THOUSANDS)
 UNAUDITED

                                                                      JUNE     DECEMBER
                                                                    30, 1996   31, 1995
                                                                    --------   --------
 ASSETS
 Cash and due from banks........................................    $  3,895   $  4,086
 Interest-bearing deposits with other banks.....................       2,003        385
 Federal funds sold.............................................       1,100          0
 Investment securities:
   Held-to-maturity securities, approximate fair value of
     $1,061 and $1,062..........................................       1,045      1,045
   Available-for-sale securities carried at fair value..........      38,419     39,339
 Loans, net of unearned income..................................     111,052    111,831
 Allowance for loan losses......................................         881        912
                                                                    --------   --------
   Net loans....................................................    $110,171   $110,919
 Premises and equipment.........................................       5,306      5,082
 Accrued interest receivable....................................         960        850
 Other assets...................................................         516        360
                                                                    --------   --------
      TOTAL ASSETS..............................................    $163,415   $162,066
                                                                    ========   ========



 LIABILITIES AND STOCKHOLDERS' EQUITY


 LIABILITIES
 Deposits:
   Non-interest bearing.........................................    $ 11,522   $ 12,051
   Interest bearing.............................................     116,514    116,934
                                                                    --------   --------
      Total Deposits............................................    $128,036   $128,985
 Short-term borrowings..........................................      14,343     12,066
 Long-term borrowings...........................................         333        364
 Accrued interest and other expenses............................         927        907
 Other liabilities..............................................          27        232
                                                                    --------   --------
      TOTAL LIABILITIES.........................................    $143,666   $142,554
                                                                    --------   --------
 STOCKHOLDERS' EQUITY
 Common stock, par value $1.25 per share; Authorized 5,000,000
   shares; issued 1996 - 1,376,726, 1995 - 1,372,658 shares.....    $  1,721   $  1,716
 Surplus........................................................       5,758      5,694
 Retained earnings..............................................      12,430     11,817
 Allowance for unrealized gain (loss) on available-for-sale
   investment securities, net of taxes .........................        (160)       285
                                                                    --------   --------
      TOTAL STOCKHOLDERS' EQUITY................................    $ 19,749   $ 19,512
                                                                    --------   --------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY................    $163,415   $162,066
                                                                    ========   ========


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

 CCFNB BANCORP, INC. AND SUBSIDIARY
 CONSOLIDATED STATEMENTS OF INCOME
 (IN THOUSANDS EXCEPT PER SHARE DATA)
 UNAUDITED

                                                       FOR THE SIX       FOR THE THREE
                                                      MONTHS ENDING      MONTHS ENDING
                                                        JUNE 30,            JUNE 30,
                                                    -----------------  -----------------
                                                      1996     1995      1996     1995
                                                    -------  --------  --------  -------
 INTEREST INCOME
 Interest and fees on loans:
   Taxable........................................  $  4,505 $  4,358  $  2,249 $  2,208
   Tax exempt.....................................        49       78        24       33
 Interest and dividends on investment securities:
   Taxable interest...............................       903      809       460      409
   Tax exempt interest............................       248      241       130      121
   Dividends......................................        29       25        14       15
 Interest on federal funds sold...................        22       27        14       27
 Interest on deposits in other banks..............        78       53        41       44
                                                    -------- --------  -------- --------
      TOTAL INTEREST INCOME.......................  $  5,834 $  5,591  $  2,932 $  2,857
                                                    -------- --------  -------- --------
 INTEREST EXPENSE
 Interest on deposits.............................  $  2,415 $  2,398  $  1,202 $  1,260
 Interest on short-term borrowings................       333      284       168      134
 Interest on long-term borrowings.................        14        0         5        0
                                                    -------- --------  -------- --------
      TOTAL INTEREST EXPENSE......................  $  2,762 $  2,682  $  1,375 $  1,394
                                                    -------- --------  -------- --------
 Net interest income..............................  $  3,072 $  2,909  $  1,557 $  1,463
 Provision for loan losses........................        30       32        15        8
                                                    -------- --------  -------- --------
   NET INTEREST INCOME AFTER PROVISION FOR
     LOAN LOSSES..................................  $  3,042 $  2,877  $  1,542 $  1,455
                                                    -------- --------  -------- --------
 NON-INTEREST INCOME
 Service charges and fees.........................  $    270 $    237  $    151 $    124
 Trust department income..........................        34       23        16       11
 Other income.....................................        70       27        55       21
 Investment securities gain (losses) - net........         0        0         0        0
                                                    -------- --------  -------- --------
      TOTAL NON-INTEREST INCOME...................  $    374 $    287  $    222 $    156
                                                    -------- --------  -------- --------
 NON-INTEREST EXPENSES
 Salaries and wages...............................  $    848 $    738  $    430 $    370
 Pensions and other employee benefits.............       301      254       152      124
 Occupancy expense, net...........................       190      128        95       60
 Furniture and equipment expense..................       189      154       108       76
 FDIC insurance...................................         1      144         0       72
 Other operating expenses.........................       684      697       336      334
                                                    -------- --------  -------- --------
      TOTAL NON-INTEREST EXPENSES.................  $  2,213 $  2,115  $  1,121 $  1,036
                                                    -------- --------  -------- --------
 Income before income taxes.......................  $  1,203 $  1,049  $    643 $    575
 Income tax expense...............................       315      264       168      157
                                                    -------- --------  -------- --------
     NET INCOME...................................  $    888 $    785  $    475 $    418
                                                    ======== ========  ======== ========

 NET INCOME PER SHARE.............................  $    .65 $    .57  $    .35 $    .31


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

CCFNB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
UNAUDITED

                                                                       FOR THE SIX MONTHS
                                                                         ENDING JUNE 30,
                                                                       ------------------
                                                                         1996       1995
                                                                       --------  --------
OPERATING ACTIVITIES
Net income........................................................,,,  $    888  $    785
Adjustments to reconcile net income to net cash provided by
  operating activities:
   Provision for loan losses.........................................        30        32
   Provision for depreciation and amortization.......................       187       128
   Premium amortization on investment securities.....................         1         5
   Discount accretion on investment securities.......................        (6)       (6)
   (Gain) loss on sale of other real estate owned....................       (54)        0
   Deferred income taxes (benefit)...................................        22        (3)
   (Increase) decrease in accrued interest receivable and other
     assets..........................................................      (161)     (135)
   Increase (decrease) in accrued interest and other expenses
     and other liabilities...........................................       (83)      169
                                                                       --------  --------
     NET CASH PROVIDED BY OPERATING ACTIVITIES.......................  $    824  $    975
                                                                       --------  --------
INVESTING ACTIVITIES
Proceeds from sales of investment securities:
  Available-for-sale securities......................................  $      0  $  1,000
Proceeds from maturities and redemptions of investment securities
  available-for-sale.................................................     9,564         0
Proceeds from maturities and redemptions of held-to-maturity
  investment securities..............................................         0    10,111
Purchase of investment securities:
  Held-to-maturity securities........................................         0      (588)
  Available-for-sale securities......................................    (9,313)   (8,953)
Net (increase) decrease in loans.....................................       718      (809)
Purchases of premises and equipment..................................      (411)     (264)
Proceeds from sale of other real estate owned........................        54         0
                                                                       --------  --------
     NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES.............  $    612  $    497
                                                                       --------  --------
FINANCING ACTIVITIES
Net increase (decrease) in deposits..................................  $   (949) $  4,589
Net increase (decrease) in short-term borrowings.....................     2,277     1,319
Net increase (decrease) in long-term borrowings......................       (31)        0
Proceeds from sale of stock - dividend reinvestment..................        69        20
Cash dividends paid..................................................      (275)     (273)
                                                                       --------  --------
     NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES.............  $  1,091  $  5,655
                                                                       --------  --------
     INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS................  $  2,527  $  7,127
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR.......................     4,471     4,174
                                                                       --------  --------
     CASH AND CASH EQUIVALENTS AT END OF YEAR........................  $  6,998  $ 11,301
                                                                       ========  ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
  Interest...........................................................  $  2,755  $  2,603
  Income taxes.......................................................  $    239  $    256


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

 CCFNB BANCORP, INC. AND SUBSIDIARY
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 JUNE 30, 1996
 UNAUDITED



 BASIS OF PRESENTATION



 NOTE 1 - The accounting and reporting policies of CCFNB Bancorp and its subsidiary conformed to generally accepted accounting principles and to general practices within the banking industry. These consolidated interim financial statements included the accounts of CCFNB Bancorp, Inc. and its wholly owned subsidiary, Columbia County Farmers National Bank. All significant inter-company balances were eliminated.


 NOTE 2 - The accompanying consolidated interim financial statements were not audited. In management's opinion, the consolidated interim financial statements reflected a fair presentation of the consolidated financial position of CCFNB Bancorp, Inc. and Subsidiary, and the results of their operations and their cash flows for the interim periods presented. Further, the consolidated interim financial statements reflected all adjustments, which, in the opinion of management, were necessary to present fairly the consolidated financial condition and consolidated results of operations and cash flows for the interim period presented and that all such adjustments to the consolidated financial statements were of a normal recurring nature.


 NOTE 3 - The results of operations for the six month period ended June 30, 1996 may not necessarily be indicative of the results to be expected for the full year.


 NOTE 4 - Net income per share of common stock for the interim periods was based on the weighted average number of shares for each period; 1996 - 1,373,498 shares and 1995 - 1,365,622 shares.



 NOTE 5 - LOANS

          Loans were stated at their outstanding principal balances, net of any deferred fees or costs, unearned income, and the allowance for loan losses. Interest on loans was accrued on the principal amount outstanding, primarily on an actual day basis. Non-refundable loan fees and certain direct costs were deferred and amortized over the life of the loans using the interest method. The amortization was reflected as an interest yield adjustment, and the deferred portion of the net fees and costs was reflected as a part of the loan balance.

          Non-Accrual Loans - Generally, a loan (including a loan impaired under Statement of Financial Accounting Standards No. 114) was classified as non-accrual, and the accrual of interest on such a loan was discontinued when the contractual payment of principal or interest became 90 days past due or management had serious doubts about further collectibility of principal or interest, even though the loan was performing. A loan may remain on accrual status if it was in the process of collection and was either guaranteed or well secured. When a loan was placed on non-accrual status, unpaid interest credited to income in the current year was reversed, and unpaid interest accrued in prior years was charged against the allowance for credit losses. Potential problem loans were identified by management as a part of its loan review process.

          Income recognition was in accordance with Statement of Financial Accounting Standards No. 118. Certain non-accrual loans may continue to perform, or payments were still being received. Generally, the payments were applied to principal. These loans remained under constant scrutiny and if performance continued, interest income may be recorded on a cash basis based on management's judgement as to collectibility of principal.

          Allowance for Loan Losses - The allowance for loan losses was established through provisions for loan losses charged against income. Loans deemed to be uncollectible were charged against the allowance for loan losses, and subsequent recoveries, if any, were credited to the allowance.

          The Corporation adhered to the principles provided by Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan", as amended by Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure." Under these standards, the allowance for loan losses related to loans that were identified for evaluation in accordance with Statement No. 114 and were based on discounted cash flows using the loan's initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. Statement No. 118 allowed the continued use of existing methods for income recognition on impaired loans and amends disclosure requirements to require information about the recorded investment in certain impaired loans and related income recognition on those loans. The allowance for loan losses was maintained at a level by management to be adequate to absorb estimated potential loan losses.
          Management's periodic evaluation of the adequacy of the allowance for loan losses was based on the Corporation's past loan loss experience; known and inherent risks in the portfolio; adverse situations that may affect the borrower's ability to repay (including the timing of future payments); the estimated value of any underlying collateral; composition of the loan portfolio; current economic conditions; and other relevant factors. This evaluation by management required estimates by management, including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change.

          The following table presents the changes in the allowance for credit losses:

               Balance at January 1, 1996............................   $    912
          Provisions charged to operations......................              30
          Loans charged off.....................................             (97)
          Recoveries............................................              36
                                                                        --------
          Balance at June 30, 1996..............................        $    881
                                                                        ========

          At June 30, 1996, the recorded investment in loans that were considered to be impaired under Statement No. 114 was $12,343, which were all non-accrual loans. The related allowance for loan losses for the impaired loans utilizing standards provided in Statement No. 114 was $12,343. No additional charge to operations was required since the total allowance for loan losses was estimated by management to be adequate to provide for the loan loss allowance under Statement No. 114 as well as any other potential loan losses.


 NOTE 6 - The consolidated interim financial statements were prepared in accordance with requirements of Form 10-QSB and therefore did not include all the disclosures normally required by generally accepted accounting principles, or those normally made in the Corporation's annual 10-KSB filing. The reader of these consolidated interim financial statements may wish to refer to the Corporation's annual report on Form 10-KSB for the period ended December 31, 1995, filed with the Securities and Exchange Commission.

                       CCFNB BANCORP, INC. AND SUBSIDIARY
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

 Consolidated Summary of Operations
 (Dollars in Thousands, except for per share data)

                                            AT AND FOR THE SIX MONTHS
                                                  ENDED JUNE 30,               AT AND FOR THE YEARS ENDED DECEMBER 31,
                                            ------------------------- ----------------------------------------------------------
                                                 1996        1995        1995        1994        1993        1992        1991
                                              ----------  ----------  ----------  ----------  ----------  ----------  ----------
    Income and Expense:
      Interest income.......................  $    5,834  $    5,591  $   11,481  $   10,459  $    9,914  $    9,768  $   10,016
      Interest expense......................       2,762       2,682       5,557       4,785       4,634       5,053       5,707
                                              ----------  ----------  ----------  ----------  ----------  ----------  ----------
      Net interest income...................       3,072       2,909       5,924       5,674       5,280       4,715       4,309
      Loan loss provision...................          30          32          42         160         105         167         190
                                              ----------  ----------  ----------  ----------  ----------  ----------  ----------
      Net interest income after loan loss
        provision...........................       3,042       2,877       5,882       5,514       5,175       4,548       4,119
      Non-interest income...................         374         287         678         569         568         547         484
      Non-interest expense..................       2,213       2,115       4,374       3,958       3,763       3,468       3,228
                                              ----------  ----------  ----------  ----------  ----------  ----------  ----------
      Income before income taxes............       1,203       1,049       2,186       2,125       1,980       1,627       1,375
      Income taxes..........................         315         264         561         560         497         414         346
      Change in accounting principle........           0           0           0           0         196           0           0
                                              ----------  ----------  ----------  ----------  ----------  ----------  ----------
      Net income............................         888         785       1,625       1,565       1,679       1,213       1,029
                                              ==========  ==========  ==========  ==========  ==========  ==========  ==========

    Per Share: (1)
      Net income after change in accounting
        principle (2).......................  $      .65  $      .57  $     1.19  $     1.35  $     1.51  $     1.09  $      .93
      Cash dividends paid...................         .20         .20         .45         .42         .40         .33         .30
      Average shares outstanding............   1,376,726   1,365,757   1,367,595   1,163,199   1,109,837   1,109,602   1,109,382

    Average Balance Sheet:
      Loans.................................  $  110,636  $  110,828  $  111,980  $  100,628  $   88,347  $   77,354  $   73,185
      Investments...........................      39,854      36,103      37,063      41,410      42,083      38,534      31,459
      Other earning assets..................       3,842       2,693       1,727       2,696       3,659       1,360       2,288
      Total assets..........................     163,179     157,109     157,957     151,752     143,096     129,045     114,488
      Deposits..............................     128,661     127,605     116,495     115,071     117,105     103,500      93,228
      Other interest-bearing liabilities....      13,821      10,709      11,766      11,014      12,332      12,390       9,744
      Shareholders' equity..................      19,430      17,764      18,067      13,736      12,739      11,972      10,873

    Balance Sheet Data:
      Loans.................................     111,052     110,570     111,831     109,800      96,423      82,055      74,155
      Investments...........................      38,419      38,470      40,384      39,323      44,542      39,448      34,489
      Other earning assets..................       3,103       7,250         385       4,174       3,491       9,885       2,534
      Total assets..........................     163,415     164,205     162,066     157,124     152,386     139,273     118,558
      Deposits..............................     128,036     131,453     128,985     126,864     124,023     113,291      95,334
      Other interest-bearing liabilities....      13,676      13,228      12,430      11,910      14,317      13,199      10,197
      Shareholders' equity..................      19,749      18,654      19,512      17,650      13,452      12,208      11,361

    Ratios: (3)
      Return on average assets..............       1.09%       1.00%       1.03%       1.03%       1.17%        .94%        .90%
      Return on average equity..............       9.14%       8.84%       8.99%      11.39%      13.18%      10.13%       9.47%
      Dividend payout ratio.................      30.97%      34.78%      34.35%      36.54%      26.44%      30.17%      32.34%
      Average equity to average assets ratio      11.91%      11.31%      11.44%       9.05%       8.90%       9.28%       9.50%

 (1) Per share data has been calculated on the weighted average number of shares outstanding.
 (2) Before cumulative effect of change in accounting principle.
 (3) The ratios for the six month period ending June 30 are annualized.

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

 Overview

 Total assets increased .83% to $163.4 million at June 30, from $162.1 million at December 31, 1995. Net income increased 13.12% through June 30, 1996 to $888,000, or $.65 per share, compared to $785,000, or $.57 per share for the same six month period ended June 30, 1995. Loans decreased in 1996 by .70% to $111.1 million at June 30, from $111.8 million at December 31, 1995.

 Results of Operations - For the Six Months Ended June 30, 1996 and June 30,
                         1995.

 Net income was affected by five major components: net interest income or the difference between interest income earned on loans and investments and interest expense paid on deposits and borrowed funds; the provision for loan losses, which was the amount charged against net interest income and added to the allowance for loan losses to provide a reserve for potential future loan losses; other non-interest income, which was made up of certain fees, gains and losses from the sale of investment securities, trust department income and other items; and other non-interest expenses, which consisted primarily of salaries and benefits, general overhead expenses, other operational expenses and income taxes.

 Net income for the six months ended June 30, 1996 was $888,000, or $.65 per share, as compared to $785,000, or $.57 per share, for the comparable period in 1995. The principal factor for the increase was due to a general increase in net interest income, even though the volume of loans declined.

 Return on average assets and return on average equity were 1.09% and 9.14%, respectively, for the six months ended June 30, 1996, as compared to 1.05% and 8.84%, respectfully, for the comparable period in 1995.

 Net Interest Income

 For the six months ended June 30, 1996, net interest income was $3.0 million as compared to $2.9 million for the comparable period of 1995. The net interest margin reflected a favorable increase to 4.18% for the six months ended June 30, 1996 from 4.10% for the comparable period in 1995. Average interest earning assets at June 30, 1996 increased by 3.15% over June 30, 1995.

 Average loans outstanding decreased from $110.8 million to $110.6 million or .17%, for the six months ended June 30, 1996, as compared to the six months ended June 30, 1995. The outstanding balance of loans at June 30, 1996, also decreased from $111.8 at December 31, 1995 to $111.1 at June 30, 1996. A 2.66% increase in income on loans from $4.4 million at June 30, 1995 to $4.6 million at June 30, 1996 was attributable to the benefit derived from adjustable rate mortgage loans and the related indexes used to continually change interest rates to reflect the "market". In addition and for the future, senior management implemented, beginning April 1, 1996, a new variable rate home equity loan program to attract higher yielding interest attributable to these loans.

 Shown below is a summary of past due and non-accrual loans:

                                                              IN THOUSANDS OF DOLLARS
                                                              -----------------------
                                                                  JUNE     DECEMBER
                                                                30, 1996   31, 1995
                                                                --------  ----------
      Past due and non-accrual:
        Days 30 - 89.........................................   $  1,147   $  1,330
        Days 90 plus.........................................        441        397
        Non-accrual..........................................         12         13
                                                                --------   --------
                                                                $  1,600   $  1,740
                                                                ========   ========

 Any loans classified for regulatory purposes as loss, doubtful, substandard, or special mention that were not disclosed under Industry Guide 3 did not (i) represent or result from trends or uncertainties which management reasonably expected will materially impact future operating results, liquidity, or capital resources, or (ii) represent material credits about which management was aware of any information which caused management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

 The Corporation adhered to adopt Financial Accounting Standards Board Statement No. 114, "Accounting by Creditors for Impairment of a Loan" - Refer to Note 5 above for other details.

 The following analysis provides a comparative schedule of loan maturities/interest rate sensitivities including a schedule of all loans due after one year by fixed and variable rate categories:

                                                              IN THOUSANDS OF DOLLARS
                                                              -----------------------
        MATURITY AND REPRICING DATA FOR LOANS AND LEASES          JUNE     DECEMBER
            (EXCLUDING THOSE IN NON-ACCRUAL STATUS)             30, 1996   31, 1995
        ------------------------------------------------      ----------   --------
 Fixed rate loans & leases with a remaining maturity of:
   Three months or less......................................   $  1,269   $  1,847
   Over three months through 12 months.......................        515      2,997
   Over one year through five years..........................      9,744     14,515
   Over five years...........................................     25,039     19,962
                                                              ----------  ---------
        Total Fixed Rate Loans and Leases....................   $ 36,567   $ 39,321
                                                              ----------  ---------
 Floating rate loans & leases with a repricing frequency of:
   Quarterly or more frequently..............................   $ 20,916   $  7,317
   Annually or more frequently, but less frequently than
     quarterly...............................................     23,091          0
   Every five years or more frequently, but less frequently
     than annually...........................................     30,929     65,180
                                                              ----------  ---------
        Total Floating Rate Loans and Leases.................   $ 74,936   $ 72,497
                                                              ----------  ---------
        Total Loans and Leases...............................   $111,503   $111,818
                                                              ==========  =========

 Interest income from investment securities reflected a 9.77% increase comparing $1,180,000 for the six months ended June 30, 1996, and the $1,075,000 for the comparable period of 1995. The Corporation increased its yield by investing in government agencies securities. In addition, during the second quarter an investment strategy of acquiring mortgage backed securities commenced. The average balance of investment securities for the six months ended June 30, 1996 increased 10.39% to $39.9 million, compared to the $36.1 million for the same period of 1995.

 Total interest expense increased $80,000 or 2.98% for the first six months of 1996, as compared to the six months of 1995. This increase in interest expense reflected the shift from lower yielding money market deposits to higher yielding certificates of deposit as reflected in the average balance sheet as well as the effect of a small increase in interest bearing deposits. Interest on short-term borrowings increased by $49,000 from $284,000 in 1995 to $333,000 in 1996.

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

 Average Balance Sheet and Rate Analysis
 (Dollars in Thousands)

                                                        ------------JUNE 1996---------   -----------JUNE 1995----------
                                                                    INTEREST   AVERAGE               INTEREST   AVERAGE
                                                         AVERAGE     INCOME/    YIELD/    AVERAGE     INCOME/    YIELD/
    ASSETS:                                             BALANCE(1)  EXPENSE(2)   RATE    BALANCE(1)  EXPENSE(2)   RATE
                                                        --------    --------    -----    --------    --------     ----
    Interest bearing deposits with other financial
      institutions....................................   $  2,988    $     78    5.22%    $  1,783    $     53    5.95%
    Investment securities:
      U.S. government securities......................     27,239         822    6.04%      23,966         701    5.85%
      State and municipal obligations (3).............      9,311         248    8.07%       8,485         241    8.61%
      Other securities................................      3,304         110    6.66%       3,652         133    7.28%
                                                         --------    --------    ----     --------    --------    ----
    Total Investment Securities.......................   $ 39,854    $  1,180    5.92%    $ 36,103    $  1,075    5.96%
    Federal funds sold................................        854          22    5.15%         910          27    5.93%
    Consumer..........................................      8,307         399    9.61%      11,089         554    9.99%
    Mortgage..........................................     94,465       3,809    8.06%      83,346       3,162    7.59%
    Commercial........................................      6,200         296    9.55%      13,847         640    9.24%
    Tax free (3)......................................      1,664          50    9.10%       2,546          79    9.40%
                                                         --------    --------    ----     --------    --------    ----
    Total loans.......................................   $110,636    $  4,554    8.23%    $110,828    $  4,435    8.00%
    Total interest earning assets.....................    154,332       5,834    7.56%     149,624       5,590    7.47%
                                                         --------    --------    ----     --------    --------    ----
    Reserve for loan losses...........................   $   (918)                        $   (941)
    Cash and due from banks...........................      1,628                            1,627
    Other assets......................................      8,137                            6,799
                                                         --------                         --------
    Total assets......................................   $163,179                         $157,109
                                                         ========                         ========
    LIABILITIES AND CAPITAL:
    SUPER NOW deposits................................   $ 19,690    $    214    2.17%    $ 19,167    $    276    2.88%
    IRA...............................................      8,390         209    4.98%       8,340         206    4.94%
    Money market deposits.............................     14,004         205    2.93%      19,692         328    3.33%
    Savings deposits..................................     24,391         338    2.77%      26,281         445    3.39%
    C/D's over $100,000...............................      9,998         291    5.82%       8,116         221    5.45%
    Other time deposits...............................     41,315       1,158    5.61%      35,493         924    5.21%
                                                         --------    --------    ----     --------    --------    ----
    Total interest bearing deposits...................   $117,788    $  2,415    4.10%    $117,089    $  2,400    4.10%
                                                         --------    --------    ----     --------    --------    ----
    Federal funds purchased...........................   $      0    $      0     .00%    $      0    $      0     .00%
    Other borrowed funds..............................        536          13    4.85%       1,229          37    6.02%
    Long-term borrowings..............................        345          14     .00%           0           0     .00%
    Repurchase agreements.............................     12,940         320    4.95%       9,480         247    5.21%
                                                         --------    --------    ----     --------    --------    ----
    Total interest bearing liabilities................   $131,609    $  2,762    4.20%    $127,798    $  2,684    4.20%
                                                         --------    --------    ----     --------    --------    ----
    Demand deposits...................................   $ 10,873                         $ 10,516
    Other liabilities.................................      1,267                            1,031
    Stockholders' equity..............................     19,430                           17,764
                                                         --------                         --------
    Total liabilities and capital.....................   $163,179                         $157,109
                                                         ========                         ========
    NET INTEREST INCOME/NET INTEREST MARGIN (4)......                $  3,072    3.98%                $  2,906    3.88%
    TAX EQUIVALENT NET INTEREST INCOME/                              ========    ====                 ========    ====
     NET INTEREST MARGIN (5)..........................               $  3,225    4.18%                $  3,070    4.10%
                                                                     ========    ====                 ========    ====

 (1) Average volume information was computed using daily averages.
 (2) Interest on loans includes fee income.
 (3) Yield on tax-exempt obligations has been computed on a tax-equivalent basis.
 (4) Net interest margin was computed by dividing net interest income by total interest earning assets.
 (5) Interest and yield are presented on a tax equivalent basis using 34% for 1996 and 1995.


 Provision for Loan Losses

 The provision for loan losses was based on management's evaluation of the allowance for loan losses in relation to the credit risk inherent in the loan portfolio. In establishing the amount of the provision required, management considered a variety of factors, including but not limited to, general economic conditions, volumes of various types of loans, collateral adequacy and potential losses from significant borrowers. The Company strengthened its internal loan review process in 1987 by implementing stringent analytical standards in the review procedure. On a monthly basis, the Board of Directors and the Credit Administration Committee reviewed information regarding specific loans and the total loan portfolio in general in order to determine the amount to be charged to the provision for loan losses.

 For the six month period ending June 30, 1996, the provision for loan losses was $30,000, compared to $32,000 for the corresponding period in 1995.


 Non-Interest Income

 The following table sets forth, for the periods indicated, the major components of non-interest income:

                                                                 SIX MONTHS ENDED
                                                                     JUNE 30,
                                                                     --------
                                                                 1996        1995
                                                                 ----        ----
                                                              (Dollars in Thousands)

 Service charges and fees..................................    $    270    $    237
 Trust department income...................................          34          23
 Investment securities gain (loss) - net...................           0           0
 Other.....................................................          70          27
                                                               --------    --------
      Total................................................    $    374    $    287
                                                               ========    ========


 For the six months ended June 30, 1996, total non-interest income increased $87,000, to $374,000, compared with $287,000 for the six months ended June 30, 1995. The reason for the improvement was due to a positive increase in trust income of $11,000; $12,000 in miscellaneous income of a non-recurring nature; plus a gain in the sale of other real estate of $54,000.

 Non-Interest Expenses

 Generally, non-interest expense accounted for the costs of maintaining facilities, providing salaries and necessary benefits to employees; and general operating costs such as insurance, supplies, advertising, data processing services, taxes and other related expenses. Some of the costs and expenses were variable while others were fixed. To the extent possible, the Company utilized budgets and related measures to control variable expenses.

 The following table sets forth, for the periods indicated, the major components of non-interest expenses:

                                                             SIX MONTHS ENDED
                                                                JUNE 30,
                                                                --------
                                                            1996        1995
                                                            ----        ----
                                                         (Dollars in Thousands)
 Salaries and wages..................................     $    848    $    738
 Employee benefits...................................          301         254
 Net occupancy expense...............................          190         128
 Furniture and equipment expense.....................          189         154
 FDIC insurance......................................            1         144
 State shares tax....................................           66          57
 Other expense.......................................          618         640
                                                          --------    --------
      Total..........................................     $  2,213    $  2,115
                                                          ========    ========

 Non-interest expenses totalled $2.2 million for the six months ended June 30, 1996 compared to $2.1 million for the same period in 1995.

 Salary and employee benefits expense increased 15.83% due primarily to addition of staff, internal promotions and normal merit increases. Occupancy expense increased in 1996 over 1995 by 4.84% or $62,000 principally due to the harsh winter of 1996 and the related costs of snow removal and utilities related thereto.

 Conversely, the effect of the decreased cost of FDIC insurance occurred in the first quarter of 1996 and amounted to a decrease in cost of $143,000 or 99.31% over the same period in 1995. In addition other expenses decreased to $684,000 in 1996 or 1.87% as compared to 1995.


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

 The Company exceeded all minimum capital requirements as reflected in the following table:

                                             JUNE 30, 1996       DECEMBER 31, 1995
                                             -------------       -----------------
                                                      MINIMUM               MINIMUM
                                          CALCULATED  STANDARD  CALCULATED  STANDARD
                                            RATIOS     RATIOS     RATIOS     RATIOS
                                            ------     ------     ------     ------
 Risk Based Ratios:
 Tier I capital to risk-weighted assets..   18.08%      4.00%     28.21%      4.00%
 Total qualifying capital to
   risk-weighted assets..................   18.88%      8.00%     92.46%      8.00%


  Additionally, certain other ratios also provide capital analysis as follows:


                                                                    JUNE    DECEMBER
                                                                  30, 1996  31, 1995
                                                                  --------  ---------
 Tier I capital to total assets..............................      12.15%    11.86%
 Tier II capital to total assets.............................      12.69%    12.39%



 Management believed that the Bank's capital position and liquidity positions were strong and that its capital position was adequate to support its operations.

   PART II - Other Information:



   Item 1.  Legal Proceedings

   Management and the Corporation's legal counsel were not aware of any litigation that would have a material adverse effect on the consolidated financial position of the Corporation. There were no proceedings pending other than the ordinary routine litigation incident to the business of the Corporation and its subsidiary, Columbia County Farmers National Bank. In addition, no material proceedings were (or are) pending or were (or are) known to be threatened or contemplated against the Corporation and the Bank by government authorities.



   Item 2.  Changes in Securities - Nothing to report.



   Item 3.  Defaults Upon Senior Securities - Nothing to report.



   Item 4.  Submission of Matters to a Vote of Security Holders.

        At the Annual Meeting of Shareholders of the Company on April 30, 1996 the following votes were taken for three Class I candidates for directors:

                                         For          Against        Abstain
                                         ---          -------        -------
        Robert W. Brewington, Jr.       910,914        40,225
        Willard H. Kile, Sr.            885,003        66,136
        Charles E. Long                 927,269        23,870

        The following vote was taken:

        Proposal to ratify the selection of J.H. Williams & Co. LLP of Kingston, Pennsylvania, Certified Public Accountants, as the Auditors for the Corporation for the year ending December 31, 1996.

        928,447 For           8,494 Against           14,197 Abstain



   Item 5.  Other Information - Nothing to report.



   Item 6.  Exhibits and Reports on Form 8-K.

        (a) Exhibits required by Item 601 of Regulation S-B:

Exhibit Number          Description of Exhibit
- --------------          ----------------------
     2                  Not applicable.
     3(i)               Amended Articles of Incorporation.
     3(ii)              Bylaws, as amended as of June 10, 1996.
     4                  Not applicable.
     10                 Not applicable.
     11                 Not applicable.
     15                 Not applicable.
     18                 Not applicable.
     19                 Not applicable.
     22                 Not applicable.
     23                 Not applicable.
     24                 Not applicable.
     27                 Financial Data Schedule.
     99                 Not applicable.

        (b) Report on Form 8-K.

        The Registrant has filed no reports on Form 8-K for the quarterly period ended June 30, 1996.

                                   SIGNATURES




   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         CCFNB BANCORP, INC.
                                           (Registrant)




                                        By /s/ Paul E. Reichart
                                           ---------------------------------
                                           Paul E. Reichart
                                           President & CEO

                                        Date: August 8, 1996




                                        By /s/ Virginia D. Kocher
                                           ---------------------------------
                                           Virginia D. Kocher
                                           Treasurer

                                        Date: August 8, 1996