Form 10QSB
period 1996-09-30
CCFNB BANCORP INC
filed 1996-11-13
CIK 731122

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                  FORM 10-QSB



[X]  QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996


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

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 1,379,429 shares of $1.25 (par) common stock were outstanding as of October 25, 1996.

                       CCFNB BANCORP, INC. AND SUBSIDIARY

                               SEPTEMBER 30, 1996

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

CCFNB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)
UNAUDITED

                                                                   SEPTEMBER      DECEMBER
                                                                   30, 1996       31, 1995
                                                                   ---------      --------
ASSETS
Cash and due from banks........................................    $  4,794       $  4,086
Interest-bearing deposits with other banks.....................       1,274            385
Federal funds sold.............................................       1,000              0
Investment securities:
  Held-to-maturity securities, approximate fair value of
    $974 and $1,062............................................         970          1,045
  Available-for-sale securities carried at fair value..........      38,330         39,339
Loans, net of unearned income..................................     113,017        111,831
Allowance for loan losses......................................         901            912
                                                                   --------       --------
  Net loans....................................................    $112,116       $110,919
Premises and equipment.........................................       5,380          5,082
Accrued interest receivable....................................       1,037            850
Other assets...................................................         606            360
                                                                   --------       --------
     TOTAL ASSETS..............................................    $165,507       $162,066
                                                                   ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits:
  Non-interest bearing.........................................    $ 11,655       $ 12,051
  Interest bearing.............................................     115,986        116,934
                                                                   --------       --------
     Total Deposits............................................    $127,641       $128,985
Short-term borrowings..........................................      16,426         12,066
Long-term borrowings...........................................         316            364
Accrued interest and other expenses............................         970            907
Other liabilities..............................................          23            232
                                                                   --------       --------
     TOTAL LIABILITIES.........................................    $145,376       $142,554
                                                                   --------       --------
STOCKHOLDERS' EQUITY
Common stock, par value $1.25 per share; Authorized 5,000,000
  shares; issued 1996 - 1,379,429, 1995 - 1,372,658 shares.....    $  1,724       $  1,716
Surplus........................................................       5,802          5,694
Retained earnings..............................................      12,745         11,817
Allowance for unrealized gain (loss) on available-for-sale
  investment securities, net of taxes .........................        (140)           285
                                                                   --------       --------
     TOTAL STOCKHOLDERS' EQUITY................................    $ 20,131       $ 19,512
                                                                   --------       --------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY................    $165,507       $162,066
                                                                   ========       ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

CCFNB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS EXCEPT PER SHARE DATA)
UNAUDITED

                                                     FOR THE NINE       FOR THE THREE
                                                     MONTHS ENDING      MONTHS ENDING
                                                     SEPTEMBER 30,      SEPTEMBER 30,
                                                     -------------      -------------
                                                     1996     1995      1996     1995
                                                     ----     ----      ----     ----
INTEREST INCOME
Interest and fees on loans:
  Taxable........................................  $  6,824 $  6,575  $  2,319 $  2,217
  Tax exempt.....................................        76      106        27       28
Interest and dividends on investment securities:
  Taxable interest...............................     1,356    1,294       453      485
  Tax exempt interest............................       377      366       129      125
  Dividends......................................        44       38        15       13
Interest on federal funds sold...................        29       46         7       19
Interest on deposits in other banks..............       101       73        23       20
                                                   -------- --------  -------- --------
     TOTAL INTEREST INCOME.......................  $  8,807 $  8,498  $  2,973 $  2,907
                                                   -------- --------  -------- --------

INTEREST EXPENSE
Interest on deposits.............................  $  3,615 $  3,661  $  1,200 $  1,263
Interest on short-term borrowings................       516      456       183      172
Interest on long-term borrowings.................        21        0         7        0
                                                   -------- --------  -------- --------
     TOTAL INTEREST EXPENSE......................  $  4,152 $  4,117  $  1,390 $  1,435
                                                   -------- --------  -------- --------

Net interest income..............................  $  4,655 $  4,381  $  1,583 $  1,472
Provision for loan losses........................        45       32        15        0
                                                   -------- --------  -------- --------
  NET INTEREST INCOME AFTER PROVISION FOR
    LOAN LOSSES..................................  $  4,610 $  4,349  $  1,568 $  1,472
                                                   -------- --------  -------- --------

NON-INTEREST INCOME
Service charges and fees.........................  $    418 $    419  $    124 $    162
Trust department income..........................        46       36        12       13
Other income.....................................        84        8        38        1
Investment securities gain (losses) - net........         0        0         0        0
                                                   -------- --------  -------- --------
     TOTAL NON-INTEREST INCOME...................  $    548 $    463  $    174 $    176
                                                   -------- --------  -------- --------

NON-INTEREST EXPENSES
Salaries and wages...............................  $  1,307 $  1,118  $    459 $    380
Pensions and other employee benefits.............       446      381       145      127
Occupancy expense, net...........................       287      192        97       64
Furniture and equipment expense..................       300      230       111       76
FDIC insurance...................................         2      191         1       47
Other operating expenses.........................       990    1,060       306      363
                                                   -------- --------  -------- --------
     TOTAL NON-INTEREST EXPENSES.................  $  3,332 $  3,172  $  1,119 $  1,057
                                                   -------- --------  -------- --------

Income before income taxes.......................  $  1,826 $  1,640  $    623 $    591
Income tax expense...............................       486      412       171      148
                                                   -------- --------  -------- --------
    NET INCOME...................................  $  1,340 $  1,228  $    452 $    443
                                                   ======== ========  ======== ========

NET INCOME PER SHARE.............................  $    .97 $    .90  $    .33 $    .32


              The accompanying notes are an integral part of these
                       consolidated financial statements.

CCFNB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
UNAUDITED

                                                                        FOR THE NINE MONTHS
                                                                        ENDING SEPTEMBER 30,
                                                                        --------------------
                                                                           1996       1995
                                                                           ----       ----
OPERATING ACTIVITIES
Net income.............................................................  $  1,340  $  1,228
Adjustments to reconcile net income to net cash provided by
 operating activities:
   Provision for loan losses...........................................        45        32
   Provision for depreciation and amortization.........................       302       192
   Premium amortization on investment securities.......................         2         8
   Discount accretion on investment securities.........................       (11)       (8)
   (Gain) loss on sale of other real estate owned......................       (54)        0
   Deferred income taxes (benefit).....................................        33         4
   (Increase) decrease in accrued interest receivable and other assets.      (349)     (223)
   Increase (decrease) in accrued interest and other expenses
     and other liabilities.............................................       (44)       74
                                                                         --------  --------
     NET CASH PROVIDED BY OPERATING ACTIVITIES.........................  $  1,264  $  1,307
                                                                         --------  --------

INVESTING ACTIVITIES
Proceeds from sales of investment securities:
  Available-for-sale securities........................................  $      0  $  3,997
Proceeds from maturities and redemptions of investment securities
  available-for-sale...................................................    11,587    12,611
Proceeds from maturities and redemptions of held-to-maturity
  investment securities................................................        75         0
Purchase of investment securities:
  Held-to-maturity securities..........................................         0      (608)
  Available-for-sale securities........................................   (11,213)  (16,664)
Net (increase) decrease in loans.......................................    (1,242)   (1,088)
Purchases of premises and equipment....................................      (600)     (804)
Proceeds from sale of other real estate owned..........................        54         0
                                                                         --------  --------
     NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES...............  $ (1,339) $ (2,556)
                                                                         --------  --------

FINANCING ACTIVITIES
Net increase (decrease) in deposits....................................  $ (1,344) $    458
Net increase (decrease) in short-term borrowings.......................     4,360     2,979
Net increase (decrease) in long-term borrowings........................       (48)        0
Proceeds from sale of stock - dividend reinvestment....................       116        50
Cash dividends paid....................................................      (412)     (410)
                                                                         --------  --------
     NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES...............  $  2,672  $  3,077
                                                                         --------  --------
     INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS..................  $  2,597  $  1,828
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR.........................     4,471     4,174
                                                                         --------  --------
     CASH AND CASH EQUIVALENTS AT END OF YEAR..........................  $  7,068  $  6,002
                                                                         ========  ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
  Interest.............................................................  $  4,155  $  4,199
  Income taxes.........................................................  $    406  $    411


              The accompanying notes are an integral part of these
                       consolidated financial statements.

CCFNB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1996
UNAUDITED



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



NOTE 3 - The results of operations for the nine month period ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.



NOTE 4 - Net income per share of common stock for the interim periods is based on the weighted average number of shares for each period; 1996 - 1,374,631 shares and 1995 - 1,366,646 shares.



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

         The following table presents the changes in the allowance for credit losses:

              Balance at January 1, 1996............................   $    912
              Provisions charged to operations......................         45
              Loans charged off.....................................       (113)
              Recoveries............................................         57
                                                                       --------
              Balance at September 30, 1996.........................   $    901
                                                                       ========


         At September 30, 1996, the recorded investment in loans that are considered to be impaired under Statement No. 114 was $12,343, which were all non-accrual loans. The related allowance for loan losses for the impaired loans utilizing standards provided in Statement No. 114 is $12,343. No additional charge to operations is required since the total allowance for loan losses is estimated by management to be adequate to provide for the loan loss allowance under Statement No. 114 as well as any other potential loan losses.



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

                       CCFNB BANCORP, INC. AND SUBSIDIARY
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Consolidated Summary of Operations
(Dollars in Thousands, except for per share data)

                                        AT AND FOR THE NINE MONTHS
                                        --------------------------
                                            ENDED SEPTEMBER 30,            AT AND FOR THE YEARS ENDED DECEMBER 31,
                                        --------------------------         ---------------------------------------
                                             1996        1995        1995        1994        1993        1992        1991
                                             ----        ----        ----        ----        ----        ----        ----
Income and Expense:
  Interest income.......................  $    8,807  $    8,498  $   11,481  $   10,459  $    9,914  $    9,768  $   10,016
  Interest expense......................       4,152       4,117       5,557       4,785       4,634       5,053       5,707
                                          ----------  ----------  ----------  ----------  ----------  ----------  ----------
  Net interest income...................       4,655       4,381       5,924       5,674       5,280       4,715       4,309
  Loan loss provision...................          45          32          42         160         105         167         190
                                          ----------  ----------  ----------  ----------  ----------  ----------  ----------
  Net interest income after loan loss
    provision...........................       4,610       4,349       5,882       5,514       5,175       4,548       4,119
  Non-interest income...................         548         463         678         569         568         547         484
  Non-interest expense..................       3,332       3,172       4,374       3,958       3,763       3,468       3,228
                                          ----------  ----------  ----------  ----------  ----------  ----------  ----------
  Income before income taxes............       1,826       1,640       2,186       2,125       1,980       1,627       1,375
  Income taxes..........................         486         412         561         560         497         414         346
  Change in accounting principle........           0           0           0           0         196           0           0
                                          ----------  ----------  ----------  ----------  ----------  ----------  ----------
  Net income............................       1,340       1,228       1,625       1,565       1,679       1,213       1,029
                                          ==========  ==========  ==========  ==========  ==========  ==========  ==========
Per Share: (1)
  Net income after change in accounting
    principle (2).......................  $      .97  $      .90  $     1.19  $     1.35  $     1.51  $     1.09  $      .93
  Cash dividends paid...................         .30         .30         .45         .42         .40         .33         .30
  Average shares outstanding............   1,379,429   1,366,646   1,367,595   1,163,199   1,109,837   1,109,602   1,109,382

Average Balance Sheet:
  Loans.................................  $  111,245  $  110,894  $  111,980  $  100,628  $   88,347  $   77,354  $   73,185
  Investments...........................      39,740      37,831      37,063      41,410      42,083      38,534      31,459
  Other earning assets..................       3,326       2,762       1,727       2,696       3,659       1,360       2,288
  Total assets..........................     163,401     159,024     157,957     151,752     143,096     129,045     114,488
  Deposits..............................     128,422     128,225     116,495     115,071     117,105     103,500      93,228
  Other interest-bearing liabilities....      14,234      11,299      11,766      11,014      12,332      12,390       9,744
  Shareholders' equity..................      19,429      18,030      18,067      13,736      12,739      11,972      10,873

Balance Sheet Data:
  Loans.................................     113,017     110,833     111,831     109,800      96,423      82,055      74,155
  Investments...........................      39,300      40,719      40,384      39,323      44,542      39,448      34,489
  Other earning assets..................       2,274       2,159         385       4,174       3,491       9,885       2,534
  Total assets..........................     165,507     161,986     162,066     157,124     152,386     139,273     118,558
  Deposits..............................     127,641     127,322     128,985     126,864     124,023     113,291      95,334
  Other interest-bearing liabilities....      17,712      14,888      12,430      11,910      14,317      13,199      10,197
  Shareholders' equity..................      20,131      19,001      19,512      17,650      13,452      12,208      11,361

Ratios: (3)
  Return on average assets..............       1.09%       1.03%       1.03%       1.03%       1.17%        .94%        .90%
  Return on average equity..............       9.20%       9.08%       8.99%      11.39%      13.18%      10.13%       9.47%
  Dividend payout ratio.................      30.75%      33.38%      34.35%      36.54%      26.44%      30.17%      32.34%
  Average equity to average assets ratio      15.85%      15.12%      11.44%       9.05%       8.90%       9.28%       9.50%

(1) Per share data has been calculated on the weighted average number of shares outstanding.
(2) Before cumulative effect of change in accounting principle.
(3) The ratios for the nine month period ending September 30 are annualized.


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

Overview

Total assets increased 2.1% to $165.5 million at September 30, from $162.1 million at December 31, 1995. Net income increased 9.12% through September 30, 1996 to $1,340,000, or $.97 per share, compared to $1,228,000, or $.90 per share for the same nine month period ended September 30, 1995. Loans increased in 1996 by 1.06% to $113.0 million at September 30, from $111.8 million at December 31, 1995.

Results of Operations - For the Nine Months Ended September 30, 1996 and September 30, 1995.

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

Net income for the nine months ended September 30, 1996 was $1,340,000, or $.97 per share, as compared to $1,228,000, or $.90 per share, for the comparable period in 1995. The principal factor for the increase was due to a general increase in net interest income.

Return on average assets and return on average equity were 1.09% and 9.20%, respectively, for the nine months ended September 30, 1996, as compared to 1.03% and 9.08%, respectfully, for the comparable period in 1995.

Net Interest Income

For the nine months ended September 30, 1996, net interest income was $4.6 million as compared to $4.3 million for the comparable period of 1995. The net interest margin reflected a favorable increase to 4.22% for the nine months ended September 30, 1996 from 4.09% for the comparable period in 1995. Average interest earning assets at September 30, 1996 increased by 1.86% over September 30, 1995.

Average loans outstanding decreased from $110.9 million to $111.2 million or
 .03%, for the nine months ended September 30, 1996, as compared to the nine months ended September 30, 1995. The outstanding balance of loans at September 30, 1996, increased from $111.8 at December 31, 1995 to $113.0 at September 30, 1996. A 2.99% increase in income on loans from $6.7 million at September 30, 1995 to $6.9 million at September 30, 1996 was attributable to the benefit derived from adjustable rate mortgage loans and the related indexes used to continually change interest rates to reflect the "market". In addition and for the future, senior management has implemented, beginning April 1, 1996, a new variable rate home equity loan program to attract higher yielding interest attributable to these loans.

Shown below is a summary of past due and non-accrual loans:

                                                             IN THOUSANDS OF DOLLARS
                                                             -----------------------
                                                               SEPTEMBER  DECEMBER
                                                               30, 1996   31, 1995
                                                               --------   --------
     Past due and non-accrual:
       Days 30 - 89.........................................   $  1,176   $  1,330
       Days 90 plus.........................................        448        397
       Non-accrual..........................................         12         13
                                                               $  1,636   $  1,740
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

The following analysis provides a comparative schedule of loan maturities/interest rate sensitivities including a schedule of all loans due after one year by fixed and variable rate categories:


                                                             IN THOUSANDS OF DOLLARS
                                                             -----------------------
       MATURITY AND REPRICING DATA FOR LOANS AND LEASES        SEPTEMBER   DECEMBER
           (EXCLUDING THOSE IN NON-ACCRUAL STATUS)             30, 1996    31, 1995
           ---------------------------------------             --------   --------
Fixed rate loans & leases with a remaining maturity of:
  Three months or less......................................   $  1,144   $  1,847
  Over three months through 12 months.......................      2,233      2,997
  Over one year through five years..........................     10,041     14,515
  Over five years...........................................     25,158     19,962
                                                               --------   --------
       Total Fixed Rate Loans and Leases....................   $ 38,576   $ 39,321
                                                               --------   --------

Floating rate loans & leases with a repricing frequency of:
  Quarterly or more frequently..............................   $ 10,852   $  7,317
  Annually or more frequently, but less frequently than
    quarterly...............................................      6,711          0
  Every five years or more frequently, but less frequently
    than annually...........................................     57,317     65,180
                                                               --------   --------
       Total Floating Rate Loans and Leases.................   $ 74,880   $ 72,497
                                                               --------   --------
       Total Loans and Leases...............................   $113,456   $111,818
                                                               ========   ========

Interest income from investment securities reflects a 4.65% increase comparing $1,777,000 for the nine months ended September 30, 1996, and the $1,698,000 for the comparable period of 1995. The Corporation has increased it's yield by investing in government agencies securities. In addition, during the second quarter an investment strategy of acquiring mortgage backed securities commenced. The average balance of investment securities for the nine months ended September 30, 1996 increased .50% to $39.7 million, compared to the $37.8 million for the same period of 1995.

Total interest expense increased $35,000 or .09% for the first nine months of 1996, as compared to the nine months of 1995. This increase in interest expense reflects the shift from lower yielding money market deposits to higher yielding certificates of deposit as reflected in the average balance sheet. Interest on short-term borrowings increased by $81,000 from $456,000 in 1995 to $537,000 in 1996.

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

Average Balance Sheet and Rate Analysis
(Dollars in Thousands)

                                                                SEPTEMBER 1996                   SEPTEMBER 1995
                                                                --------------                   --------------
                                                                   INTEREST   AVERAGE               INTEREST   AVERAGE
                                                        AVERAGE     INCOME/    YIELD/    AVERAGE     INCOME/    YIELD/
   ASSETS:                                             BALANCE(1)  EXPENSE(2)   RATE    BALANCE(1)  EXPENSE(2)   RATE
                                                       ----------  ----------   ----    ----------  ----------   ----
   Interest bearing deposits with other financial
     institutions....................................   $  2,581    $    101    5.22%    $  1,728    $     73    5.63%
   Investment securities:
     U.S. government securities......................     27,128       1,241    6.10%      25,505       1,137    5.94%
     State and municipal obligations (3).............      9,444         377    8.06%       8,693         367    8.53%
     Other securities................................      3,168         159    6.69%       3,633         193    7.08%
                                                        --------    --------    -----    --------    --------   ------
   Total Investment Securities.......................   $ 39,740    $  1,777    5.96%    $ 37,831    $  1,697    5.98%
   Federal funds sold................................        745          29    5.19%       1,034          46    5.93%
   Consumer..........................................      8,390         596    9.47%       8,122         844   13.86%
   Mortgage..........................................     94,918       5,778    8.12%      95,190       5,422    7.59%
   Commercial........................................      6,207         450    9.67%       5,254         410   10.40%
   Tax free (3)......................................      1,730          76    8.87%       2,328          31    2.69%
                                                        --------    --------    -----    --------    --------   ------
   Total loans.......................................   $111,245    $  6,900    8.27%    $110,828    $  6,707    8.06%
   Total interest earning assets.....................    154,311       8,807    7.61%     151,487       8,523    7.50%
                                                        --------    --------    -----    --------    --------   ------
   Reserve for loan losses...........................   $   (911)                        $   (938)
   Cash and due from banks...........................      1,592                            3,471
   Other assets......................................      8,409                            5,004
                                                        --------                         --------
   Total assets......................................   $163,401                         $159,024
                                                        ========                         ========
   LIABILITIES AND CAPITAL:
   SUPER NOW deposits................................   $ 19,736    $    322    2.18%    $ 19,113    $    404    2.82%
   IRA...............................................      8,308         311    4.99%       8,268         310    5.00%
   Money market deposits.............................     13,697         302    2.94%      18,496         457    3.29%
   Savings deposits..................................     23,953         493    2.74%      26,066         655    3.35%
   C/D's over $100,000...............................     10,036         441    5.86%       8,513         346    5.42%
   Other time deposits...............................     41,528       1,746    5.61%      37,076       1,494    5.37%
                                                        --------    --------    -----    --------    --------   ------
   Total interest bearing deposits...................   $117,258    $  3,615    4.11%    $117,532    $  3,666    4.16%
                                                        --------    --------    -----    --------    --------   ------
   Federal funds purchased...........................   $      0    $      0     .00%    $    496    $      0     .00%
   Other borrowed funds..............................        544          20    4.90%         618          48   10.36%
   Long-term borrowings..............................        339          21    8.26%           0           0     .00%
   Repurchase agreements.............................     13,351         496    4.95%      10,681         408    5.09%
                                                        --------    --------    -----    --------    --------   ------
   Total interest bearing liabilities................   $131,492    $  4,152    4.21%    $129,327    $  4,122    4.25%
                                                        --------    --------    -----    --------    --------   ------
   Demand deposits...................................   $ 11,164                         $ 10,693
   Other liabilities.................................      1,316                              974
   Stockholders' equity..............................     19,429                           18,030
                                                        --------                         --------
   Total liabilities and capital.....................   $163,401                         $159,024
                                                        ========                         ========
   NET INTEREST INCOME/NET INTEREST MARGIN (4)......                $  4,655    4.02%                $  4,401    3.87%
   TAX EQUIVALENT NET INTEREST INCOME/                              ========    =====                ========    =====
    NET INTEREST MARGIN (5)..........................               $  4,888    4.22%                $  4,645    4.09%
                                                                    ========    =====                ========    =====

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

For the nine month period ending September 30, 1996, the provision for loan losses was $45,000, compared to $32,000 for the corresponding period in 1995.


Non-Interest Income

The following table sets forth, for the periods indicated, the major components of non-interest income:

                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                                  -------------
                                                                1996        1995
                                                                ----        ----
                                                             (Dollars in Thousands)
Service charges and fees..................................    $    418    $    419
Trust department income...................................          46          36
Investment securities gain (loss) - net...................           0           0
Other.....................................................          84           8
                                                              --------    --------
     Total................................................    $    548    $    463
                                                              ========    ========


For the nine months ended September 30, 1996, total non-interest income increased $85,000, to $548,000, compared with $463,000 for the nine months ended September 30, 1995. The reason for the improvement was due to a positive increase in trust income of $10,000, $22,000 in miscellaneous income of a non-recurring nature, plus a gain in the sale of other real estate of $54,000.

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


                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                                  -------------
                                                                1996        1995
                                                                ----        ----
                                                             (Dollars in Thousands)
Salaries and wages.......................................     $  1,307    $  1,118
Employee benefits........................................          446         381
Net occupancy expense....................................          287         192
Furniture and equipment expense..........................          300         230
FDIC insurance...........................................            2         191
State shares tax.........................................           99          86
Other expense............................................          891         974
                                                              --------    --------
     Total...............................................     $  3,332    $  3,172
                                                              ========    ========


Non-interest expenses totalled $3.3 million for the nine months ended September 30, 1996 compared to $3.2 million for the same period in 1995.

Salary and employee benefits expense increased 16.94% due primarily to addition of staff, internal promotions and normal merit increases. Occupancy expense increased in 1996 over 1995 by 49.48% or $95,000 principally due to occupancy of new and expanded facilities which costs increased consisting of utilities, maintenance, insurance and depreciation. Similarly, furniture and equipment expense increased 30.43% over 1995 for service on equipment and depreciation on newly acquired data processing equipment.

Conversely, the effect of the nationwide long awaited decreased cost of FDIC insurance occurred throughout 1996 and amounted to a decrease in cost of $189,000 or 98.95% over the same period in 1995. In addition other expenses decreased to $891,000 in 1996 or 9.32% as compared to 1995.


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

The Company exceeds all minimum capital requirements as reflected in the following table:

                                          SEPTEMBER 30, 1996     DECEMBER 31, 1995
                                          ------------------     -----------------
                                                     MINIMUM               MINIMUM
                                         CALCULATED  STANDARD  CALCULATED  STANDARD
                                           RATIOS     RATIOS     RATIOS     RATIOS
                                           ------     ------     ------     ------
Risk Based Ratios:
Tier I capital to risk-weighted assets..   19.72%      4.00%     28.21%      4.00%
Total qualifying capital to
  risk-weighted assets..................   20.59%      8.00%     29.46%      8.00%


Additionally, certain other ratios also provide capital analysis as follows:


                                                                SEPTEMBER  DECEMBER
                                                                 30, 1996  31, 1995
                                                                 --------  --------
Tier I capital to total assets..............................      12.25%    11.86%
Tier II capital to total assets.............................      12.79%    12.39%


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




                                     CCFNB BANCORP, INC.
                                        (Registrant)


                                     By /s/ PAUL E. REICHART
                                        ---------------------------------
                                        Paul E. Reichart
                                        President & CEO

                                     Date:




                                     By /s/ VIRGINIA D. KOCKER
                                        ---------------------------------
                                        Virginia D. Kocher
                                        Treasurer

                                     Date: