Form 10KSB40
period 1996-12-31
CCFNB BANCORP INC
filed 1997-03-26
CIK 731122

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1996

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

          Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days.  Yes  X   No
                                                                    ---     ---

          Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

          Issuer's revenues for its most recent fiscal year were $12,605,761.

          The aggregate market value of the voting stock held by non-affiliates of the issuer based on the average of the bid and asked price of $18.00 at February 28, 1997, was $23,455,224.

          As of February 28, 1997, the issuer had outstanding 1,381,711 shares of its common stock, par value $1.25 per share.

                       DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the issuer's 1997 definitive Proxy Statement are incorporated by reference in Part III of this Annual Report. In addition, portions of the Annual Report to stockholders of the issuer for the year ended December 31, 1996, are incorporated by reference in Part II of this Annual Report.



                                  Page 1 of 83
                            Exhibit Index on Page 25

                               CCFNB BANCORP, INC.
                                   FORM 10-KSB

                                      Index

Part I                                                                Page
------                                                                ----
Item 1.   Description of the Business.............................      3

Item 2.   Description of Property.................................     17

Item 3.   Legal Proceedings.......................................     18

Item 4.   Submission of Matters to a Vote of Security Holders.....    Not Applicable

Part II

Item 5.   Market for Common Equity and Related
            Stockholder Matters...................................     18

Item 6.   Management's Discussion and Analysis or Plan
            of Operation..........................................     20

Item 7.   Financial Statements....................................     20

Item 8.   Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure...................    Not Applicable

Part III

Item 9.   Directors, Executive Officers, Promoters and Control
            Persons; Compliance with Section 16(a) of the
            Exchange Act..........................................     21

Item 10.  Executive Compensation..................................     21

Item 11.  Security Ownership of Certain Beneficial Owners
            and Management........................................     21

Item 12.  Certain Relationships and Related Transactions..........     21

Item 13.  Exhibits and Reports on Form 8-K........................     21

Signatures........................................................     23

Index to Exhibits.................................................     26

                               CCFNB BANCORP, INC.
                                   FORM 10-KSB

                                     PART I


ITEM 1.           DESCRIPTION OF THE BUSINESS

                  General

                  CCFNB Bancorp, Inc. ("Bancorp"), a Pennsylvania business corporation, is a bank holding company, registered with and supervised by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). Bancorp was organized on June 20, 1983, and commenced operations on March 31, 1984. Bancorp has one wholly-owned subsidiary, the Columbia County Farmers National Bank (the "Bank"). Bancorp's business has consisted primarily of managing and supervising the Bank, and its principal source of income has been dividends paid by the Bank. At December 31, 1996, Bancorp had total consolidated assets, deposits and stockholders' equity of approximately $170 million, $131 million and $21 million, respectively.

                  The Bank was organized in 1917. The Bank is a national banking association that is a member of the Federal Reserve System and the deposits of which are insured by the Federal Deposit Insurance Corporation (the "FDIC") under the Bank Insurance Fund ("BIF"). As of December 31, 1996, the Bank has 6 branch locations, including its main office in Bloomsburg, Pennsylvania. All of the Bank's offices are located in Columbia County, Pennsylvania. The Bank is a full service commercial bank providing a wide range of services to individuals and small to medium sized businesses in its north eastern Pennsylvania market area, including accepting time, demand, and savings deposits and making secured and unsecured commercial, real estate and consumer loans. In addition, the Bank has a trust department.

                  Supervision and Regulation - Bancorp

                  Bancorp is subject to the jurisdiction of the Securities and Exchange Commission ("SEC") relating to the offering and sale of its securities. Bancorp is currently subject to the SEC's rules and regulations relating to periodic reporting, insider trading reports and proxy solicitation material in accordance with the Securities Exchange Act of 1934 (the "Exchange Act"). Furthermore, Bancorp qualifies as a "small business issuer" as that term is defined under Item 10 of Regulation S-B of the SEC, and has elected to make its SEC filings under the disclosure requirements afforded to small business issuers.

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

                  Bancorp is required to file an annual report with the Federal Reserve Board and any additional information that the Federal Reserve Board may require pursuant to the Bank Holding Company Act. The Federal Reserve Board may also make examinations of Bancorp and any or all of its subsidiaries. Subject to certain exceptions, a bank holding company and its subsidiaries are generally prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or provision of credit or provision of any property or services. The so-called "Anti-tie-in" provisions state generally that a bank may not extend credit, lease, sell property or furnish any service to a customer on the condition that the customer provide additional credit or service to the bank, to its bank holding company or to any other subsidiary of its bank holding company or on the condition that the customer not obtain other credit or service from a competitor of the bank, its bank holding company or any subsidiary of its bank holding company.

                  Subsidiary banks of a bank holding company are subject to certain restrictions imposed by the Federal Reserve Act on any extensions of credit to the bank holding company or any of its subsidiaries, on investments in the stock or other securities of the bank holding company and on taking of such stock or securities as collateral for loans to any borrower.

                  Permitted Non-Banking Activities

                  The Federal Reserve Board permits bank holding companies to engage in non-banking activities so closely related to banking, managing or controlling banks as to be a proper incident thereto. While the types of permissible activities are subject to change by the Federal Reserve Board, the principal non-banking activities that presently may be conducted by a bank holding company, without prior approval of the Federal Reserve Board, are:

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

                  8. Subject to certain limitations: (a) acting as an insurance principal, agent or broker in relation to insurance for itself and its subsidiaries or for insurance directly related to extensions of credit by the bank holding company system; (b) acting as agent or broker for insurance directly related to an extension of credit by a finance company, that is a subsidiary; and (c) engaging in any insurance agency activity in a place where the bank holding company or a subsidiary of the bank holding company has a lending office and that: (1) has a population not exceeding 5,000 and (2) has inadequate insurance agency facilities.

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

                  Interstate Banking and Branching

                  The following discussion describes those provisions of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act") that would pertain to Bancorp. It is not an exhaustive description of all provisions of the Interstate Banking Act.

                  In general, the Federal Reserve Board may approve an application by Bancorp to acquire control of, or acquire all or substantially all of the assets of, a bank located outside of the Commonwealth of Pennsylvania without regard to whether such acquisition is prohibited under the law of any state, but subject to certain state law restrictions and requirements enumerated in the Interstate Banking Act. The Federal Reserve Board may approve such application if it finds, among other things, that Bancorp is "adequately capitalized" and "adequately managed." Moreover, the Federal Reserve Board may not approve such acquisition if the target bank has not been in existence for the minimum period of time, if any, required by such target bank's "home" state. The Federal Reserve Board may, however, approve the acquisition of the target bank that has been in existence for at least five years without regard to any longer minimum period of time required under the law of the "home" state of the target bank.

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

                  As of May 2, 1996, the State Bank Supervisors of the states of Alabama, Delaware, Maryland, New Jersey and North Carolina and the Commonwealths of Pennsylvania and Virginia executed a Cooperative Agreement which governs the manner in which state-chartered banks with branches in multiple states will be supervised. This Cooperative Agreement was necessitated by the Interstate Banking Law and was drafted to create a level playing field for state-chartered banks with respect to supervision and regulation of branch offices in a multiple state setting. Specifically, this agreement outlines general principles for determining whether home or host state law applies, including the following: (1) host state law applies to operational issues relating to a branch located in a host state, including antitrust, community reinvestment, consumer protection, usury and fair lending laws; (2) the state law of the home state will apply to corporate structure issues, such as, charter, by-laws, incorporation, liquidation, stockholders and directors, capital and investments; and (3) bank powers issues will be resolved with reference to both home and host state laws. The Bank is a national association and is governed by, among other laws and regulations, the National Bank Act and regulations promulgated by the Comptroller of the Currency. Therefore, the Cooperative Agreement does not apply to the Bank.

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

                  Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA")

                  General. The FDICIA reformed a variety of bank regulatory laws. Certain of these provisions are discussed below.

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

                  Deposit Insurance. As a result of the special assessment due on October 1, 1996 and required by the Deposit Insurance Funds Act of 1996 (the "Funds Act"), the Savings Association Insurance Fund ("SAIF") was capitalized at the Designated Reserve Rate of 1.25 percent of estimated insured deposits on October 1, 1996. The FDIC has, therefore, lowered the rates on assessments paid to the SAIF. Effective January 1, 1997, the Funds Act separates the Financing Corporation ("FICO") assessment to service the interest on its bond obligations from the SAIF and BIF deposit insurance assessments. The amount assessed on the Bank by the FICO will be in addition to any amount paid for deposit insurance. FICO assessment rates for the first semi-annual period of 1997 were set at 1.3 basis points annually for BIF-assessable deposits (which are the type of deposits held by the Bank) and 6.48 basis points annually for SAIF-assessable deposits. The FICO rate on BIF-assessable deposits must be one-fifth the rate on SAIF-assessable deposits until the BIF and SAIF are merged or until January 1, 2000, whichever occurs first.

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

                  Regulatory Capital Requirements

                  The following table presents Bancorp's consolidated capital ratios at December 31, 1996.

                                                                  (In Thousands)
Tier I Capital .............................................       $    20,588
Tier II Capital ............................................            21,499
Total Capital ..............................................            20,657

Adjusted Total Average Assets ..............................       $   164,512
Total Adjusted Risk-Weighted Assets(1) .....................            94,695

Tier I Risk-Based Capital Ratio(2) .........................             21.74%
Required Tier I Risk-Based Capital Ratio ...................              4.00%
Excess Tier I Risk-Based Capital Ratio .....................             17.74%

Total Risk-Based Capital Ratio(3) ..........................             22.70%
Required Total Risk-Based Capital Ratio ....................              8.00%
Excess Total Risk-Based Capital Ratio ......................             14.70%

Tier I Leverage Ratio(4) ...................................             12.22%
Required Tier I Leverage Ratio .............................              3.00%
Excess Tier I Leverage Ratio ...............................              9.22%

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

                  History and Business - Bank

                  The Bank's legal headquarters are located at 232 East Street, Bloomsburg, Pennsylvania.

                  As of December 31, 1996, the Bank had total assets of $170 million, total shareholders' equity of $21 million and total deposits and other liabilities of $131 million.

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

                  The Bank competes with six other commercial banks and two thrift institutions in Columbia County. The Bank's major competitors are: First National Bank of Berwick; PNC Bank, N.A., the largest commercial bank in Pennsylvania; and First Columbia Bank and Trust Company of Bloomsburg, Pennsylvania. Both PNC Bank, N.A. and First National Bank of Berwick have greater financial resources than the Bank.

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

                  For the purposes of the revised CRA regulations, the Bank is deemed to be a small depository institution, based upon financial information as of December 31, 1996. In the future, the Bank will be evaluated for CRA compliance using the streamlined procedures for a small bank. Under the 12 assessment factors contained in the prior CRA regulations, the Bank received a "satisfactory" rating in 1995. The Bank expects to receive a rating under the revised CRA regulations which is consistent with its rating last year.

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


ITEM 2.           DESCRIPTION OF PROPERTY

                  Bancorp owns no property other than through the Bank as follows:

                                 Type of    Square
Property   Location             Ownership   Footage   Use
--------   --------             ---------   -------   ---
   1       Orangeville, PA        Owned      2,259    Banking services.
   2       Benton, PA             Owned      4,672    Banking services.
   3       South Centre, PA       Owned      3,868    Banking services.
   4       Bloomsburg, PA         Owned     11,686    Banking services.
   5       Scott Township, PA     Owned     16,500    Banking services, corporate,
                                                      credit and operations.
   6       Millville, PA          Owned      2,520    Banking services.

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


                                     PART II


ITEM 5.           MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


                  Shares of Bancorp's Common Stock are traded in the over-the-counter market and "bid" and "asked" quotations regularly appear on the Over-the-Counter Bulletin Board system under the symbol "CCFN." As of February 28, 1997, six firms were listed on the Over-the-Counter Bulletin Board system as market makers for Bancorp's Common Stock. The following table sets forth: (1) the quarterly average bid and asked prices for a share of Bancorp's Common Stock during the periods indicated as reported by Hopper Soliday & Co., Inc. of Lancaster, Pennsylvania, one of the market makers of Bancorp's Common Stock, and
(2) quarterly dividends on a share of the Common Stock with respect to each quarter since January 1, 1995. The following quotations represent prices between buyers and sellers and do not include retail markup, markdown or commission. They may not necessarily represent actual transactions.

                                                Average Stock Prices
                                                --------------------       Dividends
                                               Bid               Asked     Declared
                                               ---               -----     --------
1995:
       First quarter....................     $14.25             $15.00       $.10
       Second quarter...................     $14.25             $14.75       $.10
       Third quarter....................     $14.50             $15.00       $.10
       Fourth quarter...................     $15.50             $16.50       $.15

1996:
       First quarter....................     $16.25             $17.63       $.10
       Second quarter...................     $16.42             $17.67       $.10
       Third quarter....................     $16.75             $17.84       $.10
       Fourth quarter...................     $16.79             $17.67       $.15


                  As of February 28, 1997, Bancorp had approximately 759 shareholders of record.

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


ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                  The caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Bancorp's Annual Report (at page ___ thereto) filed at Exhibit 13 hereto is incorporated in its entirety by reference under this Item 6.


ITEM 7.           FINANCIAL STATEMENTS

                  Bancorp's Consolidated Financial Statements and notes thereto contained in the Annual Report (beginning at page ___ thereto) filed at Exhibit 13 hereto are incorporated in their entirety by reference under this Item 7.

                                    PART III


ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

                  The captions "Information As To Nominees, Directors and Executive Officers," "Principal Officers of the Corporation," "Principal Officers of the Bank" and "Section 16(a) Beneficial Ownership Reporting Compliance" contained in Bancorp's Proxy Statement (at pages ___, ___, ___ and ___ hereof, respectively) filed at Exhibit 99A hereto is incorporated in their entirety by reference under this Item 9.


ITEM 10.          EXECUTIVE COMPENSATION

                  The caption "Executive Compensation" contained in Bancorp's Proxy Statement (at pages ___ through ___ hereof) filed at Exhibit 99A hereto is incorporated in its entirety by reference under this Item 10.


ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                  The caption "Principal Beneficial Owners of the Corporation's Stock" contained in Bancorp's Proxy Statement (at page ___ hereof) filed at
Exhibit 99A hereto is incorporated in its entirety by reference under this Item 11.


ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                  The information under the caption "Certain Transactions" contained in Bancorp's Proxy Statement (at page ___ hereof) filed at Exhibit 99A hereto is incorporated in its entirety by reference under this Item 12.


ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K

                  (a) Exhibits required by Item 601 of Regulation S-B:

Exhibit Number Referred to
Item 601 of Regulation S-B                 Description of Exhibit
--------------------------                 ----------------------
             2               None.
             3               None.
             4               None.
             9               None.

Exhibit Number Referred to
Item 601 of Regulation S-B                 Description of Exhibit
--------------------------                 ----------------------
           10                None.
           11                None.
           13                Annual Report to Shareholders for Fiscal Year Ended
                             December 31, 1996.
           16                None.
           18                None.
           21                List of Subsidiaries of Bancorp.
           22                None.
           23                None.
           24                None.
           27                None.
           28                None.
           99A               Proxy Statement, Notice of Annual Meeting and Form
                             of Proxy for the Annual Meeting of Shareholders to
                             be held May 6, 1997.


                  (b) Reports on Form 8-K.

                  Bancorp filed no reports on Form 8-K for the quarter ended December 31, 1996.

                                   SIGNATURES


                  In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CCFNB BANCORP, INC.
     (Bancorp)


By:    /s/ Paul E. Reichart
       ------------------------------
           Paul E. Reichart
           President

Date:  March 13, 1997


                  In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By:    /s/ Don E. Bangs
       ------------------------------
           Don E. Bangs
           Director and Secretary

Date:  March 13, 1997



By:    /s/ Stanley Barchik
       ------------------------------
           Stanley Barchik
           Director

Date:  March 13, 1997



By:    /s/ Robert M. Brewington, Jr.
       ------------------------------
           Robert M. Brewington, Jr.
           Director

Date:  March 13, 1997

By:    /s/ Edward L. Campbell
       ------------------------------
           Edward L. Campbell
           Director

Date:  March 13, 1997



By:    /s/ Elwood R. Harding, Jr.
       ------------------------------
           Elwood R. Harding, Jr.
           Director

Date:  March 13, 1997



By:    /s/ William F. Hess
       ------------------------------
           William F. Hess
           Director and Vice Chairman
             of the Board

Date:  March 13, 1997



By:    /s/ Willard H. Kile, Sr.
       ------------------------------
           Willard H. Kile, Sr.
           Director and Chairman of
             the Board

Date:  March 13, 1997



By:    /s/ Charles E. Long
       ------------------------------
           Charles E. Long
           Director

Date:  March 13, 1997

By:    /s/ Paul E. Reichart
       ------------------------------
           Paul E. Reichart
           Director, President and
            Chief Executive Officer
           (Chief Executive Officer)

Date:  March 13, 1997



By:    /s/ Virginia D. Kocher
       ------------------------------
           Virginia D. Kocher
           Treasurer
           (Principal Financial and
            Accounting Officer)

Date:  March 13, 1997

                                INDEX TO EXHIBITS


Item Number        Description                                              Page
-----------        -----------                                              ----
    13             Annual Report to Shareholders
                     for the Fiscal Year Ended
                     December 31, 1996..............................         27

    21             List of Subsidiaries of Bancorp..................         66

    99A            Proxy Statement, Notice of Annual
                     Meeting and Form of Proxy for
                     the Annual Meeting of Shareholders
                     to be held May 6, 1997.........................         67