Form 10QSB
period 1997-03-31
CCFNB BANCORP INC
filed 1997-05-14
CIK 731122

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB



 [X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

     For the quarterly period ended March 31, 1997


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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 1,382,433 shares of $1.25 (par) common stock were outstanding as of May 6, 1997.

                       CCFNB BANCORP, INC. AND SUBSIDIARY

                                 MARCH 31, 1997

                                  INDEX 10-QSB






EXHIBIT 27 - FINANCIAL DATA SCHEDULE                                    NO. PAGE
                                                                        --------
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

CCFNB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)
UNAUDITED

                                                                          MARCH            DECEMBER
                                                                         31, 1997          31, 1996
                                                                        ---------         ---------
ASSETS
Cash and due from banks ........................................        $   3,715         $   4,503
Interest-bearing deposits with other banks .....................            3,289             3,856
Federal funds sold .............................................            3,000             3,000
Investment securities:
  Securities to be held to maturity, estimated fair value of
    $728 and $981 ..............................................              720               970
  Securities available for sale carried at estimated fair value            36,100            36,437
Loans, net of unearned income ..................................          116,462           115,590
Allowance for loan losses ......................................              913               911
                                                                        ---------         ---------
  Net loans ....................................................        $ 115,549         $ 114,679
Premises and equipment .........................................            5,220             5,294
Accrued interest receivable ....................................              988               965
Other assets ...................................................              624               382
                                                                        ---------         ---------
     TOTAL ASSETS ..............................................        $ 169,205         $ 170,086
                                                                        =========         =========


LIABILITIES AND STOCKHOLDERS' EQUITY


LIABILITIES
Deposits:
  Non-interest bearing .........................................        $  11,734         $  12,280
  Interest bearing .............................................          117,248           119,120
                                                                        ---------         ---------
     Total Deposits ............................................        $ 128,982         $ 131,400
Short-term borrowings ..........................................           18,050            16,654
Long-term borrowings ...........................................              267               297
Accrued interest and other expenses ............................            1,066             1,058
Other liabilities ..............................................               41                20
                                                                        ---------         ---------
     TOTAL LIABILITIES .........................................        $ 148,406         $ 149,429
                                                                        =========         =========

STOCKHOLDERS' EQUITY
Common stock, par value $1.25 per share; Authorized 5,000,000
  shares; issued 1997 - 1,382,433, 1996 - 1,374,159 shares .....        $   1,728         $   1,727
Surplus ........................................................            5,851             5,838
Retained earnings ..............................................           13,352            13,023
Allowance for unrealized gain (loss) on available-for-sale
  investment securities, net of taxes ..........................             (132)               69
                                                                        ---------         ---------
     TOTAL STOCKHOLDERS' EQUITY ................................        $  20,799         $  20,657
                                                                        ---------         ---------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ................        $ 169,205         $ 170,086
                                                                        =========         =========




The accompanying notes are an integral part of these consolidated financial statements.

CCFNB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS EXCEPT PER SHARE DATA)
UNAUDITED


                                                                 FOR THE THREE
                                                                 MONTHS ENDING
                                                                   MARCH 31,
                                                             --------------------
                                                              1997          1996
                                                             ------        ------
INTEREST INCOME
Interest and fees on loans:
  Taxable ...........................................        $2,372        $2,256
  Tax exempt ........................................            35            25
Interest and dividends on investment securities:
  Taxable interest ..................................           389           443
  Tax exempt interest ...............................           128           118
  Dividends .........................................            15            15
Interest on federal funds sold ......................            37             8
Interest on deposits in other banks .................            55            37
                                                             ------        ------
     TOTAL INTEREST INCOME ..........................        $3,031        $2,902
                                                             ------        ------

INTEREST EXPENSE
Interest on deposits ................................        $1,214        $1,213
Interest on short-term borrowings ...................           218           165
Interest on long-term borrowings ....................             4             9
                                                             ------        ------
     TOTAL INTEREST EXPENSE .........................        $1,436        $1,387
                                                             ------        ------

Net interest income .................................        $1,595        $1,515
Provision for loan losses ...........................            15            15
                                                             ------        ------
  NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES        $1,580        $1,500
                                                             ------        ------

NON-INTEREST INCOME
Service charges and fees ............................        $  133        $  119
Trust department income .............................            21            18
Other income ........................................            14            15
                                                             ------        ------
     TOTAL NON-INTEREST INCOME ......................        $  168        $  152
                                                             ------        ------

NON-INTEREST EXPENSES
Salaries and wages ..................................        $  423        $  412
Pensions and other employee benefits ................           152           144
Occupancy expense, net ..............................            94            95
Furniture and equipment expense .....................           103            81
Other operating expenses ............................           314           360
                                                             ------        ------
     TOTAL NON-INTEREST EXPENSES ....................        $1,086        $1,092
                                                             ------        ------

Income before income taxes ..........................        $  662        $  560
Income tax expense ..................................           173           147
                                                             ------        ------
    NET INCOME ......................................        $  489        $  413
                                                             ======        ======


NET INCOME PER SHARE ................................        $  .35        $  .30



The accompanying notes are an integral part of these consolidated financial statements.

CCFNB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
UNAUDITED

                                                                                FOR THE THREE MONTHS
                                                                                   ENDING MARCH 31,
                                                                               -------------------------
                                                                                 1997             1996
                                                                               --------         --------
OPERATING ACTIVITIES
Net income ............................................................        $    489         $    413
Adjustments to reconcile net income to net cash provided by
 operating activities:
   Provision for loan losses ..........................................              15               15
   Provision for depreciation and amortization ........................              92               88
   Premium amortization on investment securities ......................               1                1
   Discount accretion on investment securities ........................              (7)              (2)
   Deferred income taxes (benefit) ....................................               0               12
   (Gain) loss on sale of premises and equipment ......................              (2)               0
   Loss on impairment of bank premise .................................               3                0
   (Increase) decrease in accrued interest receivable and other assets             (162)            (202)
   Increase (decrease) in accrued interest and other expenses
     and other liabilities ............................................              29             (106)
                                                                               --------         --------
     NET CASH PROVIDED BY OPERATING ACTIVITIES ........................        $    458         $    219
                                                                               --------         --------
INVESTING ACTIVITIES
Proceeds from sales, maturities and redemptions of investment
  securities available for sale .......................................        $  5,319         $  6,000
Proceeds from maturities and redemptions of investment securities
  held to maturity ....................................................             250                0
Purchase of investment securities available for sale ..................          (5,279)          (5,617)
Net (increase) decrease in loans ......................................            (885)           2,387
Purchases of premises and equipment ...................................             (31)            (170)
Proceeds from sale of premises and equipment ..........................              12                0
                                                                               --------         --------
     NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES ..............        $   (614)        $  2,600
                                                                               --------         --------

FINANCING ACTIVITIES
Net increase (decrease) in deposits ...................................        $ (2,418)        $    266
Net increase (decrease) in short-term borrowings ......................           1,396            1,801
Net increase (decrease) in long-term borrowings .......................             (30)             (14)
Proceeds from sale of stock - dividend reinvestment ...................              41               25
Treasury stock acquired and retired ...................................             (28)               0
Cash dividends paid ...................................................            (160)            (137)
                                                                               --------         --------
     NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES ..............        $ (1,199)        $  1,941
                                                                               --------         --------
     INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .................        $ (1,355)        $  4,760
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR ........................          11,359            4,471
                                                                               --------         --------
     CASH AND CASH EQUIVALENTS AT END OF PERIOD .......................        $ 10,004         $  9,231
                                                                               ========         ========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
  Interest ............................................................        $  1,449         $  1,397
  Income taxes ........................................................        $     69         $      0




The accompanying notes are an integral part of these consolidated financial statements.

CCFNB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1997
UNAUDITED


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



NOTE 3 - The results of operations for the three month period ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.



NOTE 4 - Net income per share of common stock for the interim periods is based on the weighted average number of shares for each period; 1997
            - 1,381,751 shares and 1996 - 1,372,724 shares.



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

            The Corporation adheres to principles provided by Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan", as amended by Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure." Under these standards, the allowance for loan losses related to loans that are identified for evaluation in accordance with Statement No. 114 is based on discounted cash flows using the loan's initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. Statement No. 118 allows the continued use of existing methods for income recognition on impaired loans and amends disclosure requirements to require information about the recorded investment in certain impaired loans and related income recognition on those loans. The allowance for loan losses is maintained at a level by management to be adequate to absorb estimated potential loan losses. Management's periodic evaluation of the adequacy of the allowance for loan losses is based on the Corporation's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions, and other relevant factors. This evaluation is inherently subjective as it requires material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change.

         The following table presents the changes in the allowance for credit losses:


                  Balance at January 1, 1997 ................................                 $911
                  Provisions charged to operations ..........................                   15
                  Loans charged off .........................................                   23
                  Recoveries ................................................                   10
                                                                                              ----
                  Balance at March 31, 1997 .................................                 $913
                                                                                              ====


            At March 31, 1997 no loans were considered impaired as defined by Statement No. 114. Accordingly, no additional charge to operations was required since the total allowance for loan losses was estimated by management to be adequate to provide for the loan loss allowance under Statement No. 114 as well as any other potential loan losses.



NOTE 6 - The consolidated interim financial statements have been prepared in accordance with requirements of Form 10-QSB and therefore do not include all the disclosures normally required by generally accepted accounting principles, or those normally made in the Corporation's annual 10-KSB filing. The reader of these consolidated interim financial statements may wish to refer to the Corporation's annual report on Form 10-KSB for the period ended December 31, 1996, filed with the Securities and Exchange Commission.

                       CCFNB BANCORP, INC. AND SUBSIDIARY
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Consolidated Summary of Operations
(Dollars in Thousands, except for per share data)


                                          AT AND FOR THE THREE MONTHS
                                          ---------------------------
                                                 ENDED MARCH 31,     ---------AT AND FOR THE YEARS ENDED DECEMBER 31,-------------
                                          ---------------------------         ---------------------------------------
                                             1997         1996          1996        1995          1994         1993        1992
                                          ----------   ----------   ----------   ----------   ----------   ----------   ----------
Income and Expense:
  Interest income ......................  $    3,031   $    2,902   $   11,856   $   11,481   $   10,459   $    9,914   $    9,768
  Interest expense .....................       1,436        1,387        5,588        5,557        4,785        4,634        5,053
                                          ----------   ----------   ----------   ----------   ----------   ----------   ----------
  Net interest income ..................       1,595        1,515        6,268        5,924        5,674        5,280        4,715
  Loan loss provision ..................          15           15           80           42          160          105          167
                                          ----------   ----------   ----------   ----------   ----------   ----------   ----------
  Net interest income after loan loss
    provision ..........................       1,580        1,500        6,188        5,882        5,514        5,175        4,548
  Non-interest income ..................         168          152          750          678          569          568          547
  Non-interest expense .................       1,086        1,092        4,450        4,374        3,958        3,763        3,468
                                          ----------   ----------   ----------   ----------   ----------   ----------   ----------
  Income before income taxes ...........         662          560        2,488        2,186        2,125        1,980        1,627
  Income taxes .........................         173          147          664          561          560          497          414
  Change in accounting principle .......           0            0            0            0            0          196            0
                                          ----------   ----------   ----------   ----------   ----------   ----------   ----------
  Net income ...........................         489          413        1,824        1,625        1,565        1,679        1,213
                                          ==========   ==========   ==========   ==========   ==========   ==========   ==========

Per Share: (1)
  Net income after change in accounting
    principle (2) ......................  $      .35   $      .30   $     1.33   $     1.19   $     1.35   $     1.51   $     1.09
  Cash dividends paid ..................         .12          .10          .45          .45          .42          .40          .33
  Average shares outstanding ...........   1,381,751    1,372,724    1,375,875    1,367,595    1,163,199    1,109,837    1,109,602

Average Balance Sheet:
  Loans ................................  $  116,078   $  110,978   $  112,341   $  111,980   $  100,628   $   88,347   $   77,354
  Investments ..........................      35,932       39,108       39,248       37,063       41,410       42,083       38,534
  Other earning assets .................       7,297        2,793        2,849        1,727        2,696        3,659        1,360
  Total assets .........................     167,632      162,025      164,512      157,957      151,752      143,096      129,045
  Deposits .............................     117,525      127,769      117,414      116,495      115,071      117,105      103,500
  Other interest-bearing liabilities ...      17,434       13,544       14,860       11,766       11,014       12,332       12,390
  Shareholders' equity .................      20,255       19,395       19,512       18,067       13,736       12,739       11,972

Balance Sheet Data:
  Loans ................................     116,462      109,416      115,590      111,831      109,800       96,423       82,055
  Investments ..........................      36,820       39,681       37,407       40,384       39,323       44,542       39,448
  Other earning assets .................       6,289        5,242        6,856          385        4,174        3,491        9,885
  Total assets .........................     169,205      164,005      170,086      162,066      157,124      152,386      139,273
  Deposits .............................     128,982      129,251      131,400      128,985      126,864      124,023      113,291
  Other interest-bearing liabilities ...      18,317       14,217       16,951       12,430       11,910       14,317       13,199
  Shareholders' equity .................      20,799       19,601       20,657       19,512       17,650       13,452       12,208

Ratios: (3)
  Return on average assets .............        1.17%        1.02%        1.11%        1.03%        1.03%        1.17%         .94%
  Return on average equity .............        9.66%        8.52%        9.35%        8.99%       11.39%       13.18%       10.13%
  Dividend payout ratio ................       32.78%       33.17%       33.95%       34.35%       36.54%       26.44%       30.17%
  Average equity to average assets ratio       12.08%       11.97%       11.86%       11.44%        9.05%        8.90%        9.28%

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


Overview

Total assets decreased .5% to $169.2 million at March 31, from $170.1 million at December 31, 1996. Net income increased 18.4% through March 31, 1997 to $489,000, or $.35 per share, compared to $413,000, or $.30 per share for the same three month period ended March 31, 1996. Loans increased in 1997 by .75% to $116.5 million at March 31, from $115.6 million at December 31, 1996.


Results of Operations - For the Three Months Ended March 31, 1997 and March 31, 1996.

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

Net income for the three months ended March 31, 1997 was $489,000, or $.35 per share, as compared to $413,000, or $.30 per share, for the comparable period in 1996. The principal factor for the increase was due to a general increase in net interest income.

Return on average assets and return on average equity were 1.17% and 9.66%, respectively, for the three months ended March 31, 1997, as compared to 1.11% and 9.35%, respectively, for the comparable period in 1996.


Net Interest Income

For the three months ended March 31, 1997, net interest income was $1.6 million as compared to $1.5 million for the comparable period of 1996. The net interest margin reflected a favorable increase to 4.22% for the three months ended March 31, 1997 from 4.14% for the comparable period in 1996. Average interest earning assets at March 31, 1997 increased by 3.79% over March 31, 1996.

Average loans outstanding increased from $111.0 million to $116.1 million or 4.59%, for the three months ended March 31, 1997, as compared to the three months ended March 31, 1996. The outstanding balance of loans at March 31, 1997, increased from $115.1 at December 31, 1996 to $116.5 at March 31, 1997. A 4.35% increase in income on loans from $2.3 million at March 31, 1996 to $2.4 million at March 31, 1997 was attributable to the benefit derived from adjustable rate mortgage loans.

Shown below is a summary of past due and non-accrual loans:

                                                                 IN THOUSANDS OF DOLLARS
                                                                 -----------------------
                                                                 MARCH            DECEMBER
                                                                31, 1997          31, 1996
                                                                --------          --------
     Past due and non-accrual:
          Days 30 - 89 .............................             $1,328             $  949
          Days 90 plus .............................                400                329
          Non-accrual ..............................                109                109
                                                               --------           --------
                                                                 $1,837             $1,387
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

The Corporation adheres to principles provided by Financial Accounting Standards Board Statement No. 114, "Accounting by Creditors for Impairment of a Loan" - Refer to Note 5 above for other details.

The following analysis provides a comparative schedule of loan maturities/interest rate sensitivities including a schedule of all loans due after one year by fixed and variable rate categories:

                                                             IN THOUSANDS OF DOLLARS
                                                             -----------------------
       MATURITY AND REPRICING DATA FOR LOANS AND LEASES          MARCH    DECEMBER
           (EXCLUDING THOSE IN NON-ACCRUAL STATUS)             31, 1997   31, 1996
           ---------------------------------------             --------   --------
Fixed rate loans & leases with a remaining maturity of:
  Three months or less .....................................  $  3,179  $  2,694
  Over three months through 12 months ......................     7,262     7,327
  Over one year through five years .........................    15,345    25,474
  Over five years ..........................................    12,285     3,182
                                                              --------  --------
       Total Fixed Rate Loans and Leases ...................  $ 38,071  $ 38,677
                                                              --------  --------

Floating rate loans & leases with a repricing frequency of:
  Quarterly or more frequently .............................  $ 22,051  $ 16,061
  Annually or more frequently, but less frequently than
    quarterly ..............................................    15,342     3,741
  Every five years or more frequently, but less frequently
    than annually ..........................................    41,350    57,455
                                                              --------  --------
       Total Floating Rate Loans and Leases ................  $ 78,743  $ 77,257
                                                              --------  --------
       Total Loans and Leases ..............................  $116,814  $115,934
                                                              ========  ========


Income from investment securities reflects a 7.64% decrease comparing $532,000 for the three months ended March 31, 1997, and $576,000 for the comparable period of 1996. The average balance of investment securities for the three months ended March 31, 1997 decreased 8.18% to $35.9 million, compared to the $39.1 million for the same period of 1996.

Total interest expense increased $49,000 or 3.53% for the first three months of 1997, as compared to the three months of 1996. This increase in interest expense reflects the shift from lower yielding money market deposits to higher yielding certificates of deposit as reflected in the average balance sheet. In addition short-term borrowings, consisting mostly of repurchase agreements, increased 8.34% from $16.7 million at March 31, 1996 to $18.1 million at March 31, 1997 resulting in the related interest expense increasing by $53,000 from $165,000 at March 31, 1996 to $218,000 at March 31, 1997.

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

Average Balance Sheet and Rate Analysis
(Dollars in Thousands)

                                                 ------------MARCH 1997-----------    -----------MARCH 1996------------
                                                               INTEREST    AVERAGE                 INTEREST     AVERAGE
                                                   AVERAGE      INCOME/     YIELD/     AVERAGE      INCOME/      YIELD/
   ASSETS:                                       BALANCE(1)   EXPENSE(2)     RATE     BALANCE(1)   EXPENSE(2)     RATE
                                                 ----------   ----------   -------    ----------   ----------   -------
Interest bearing deposits with other financial
  institutions ...............................    $  4,297      $   55      5.12%     $  2,793      $   37       5.30%
Investment securities:
  U.S. government securities .................      24,031         366      6.09%       26,765         399       5.96%
  State and municipal obligations (3) ........       9,473         128      8.19%        8,852         118       8.08%
  Other securities ...........................       2,428          38      6.26%        3,491          59       6.76%
                                                  --------      ------     -----      --------      ------      ------
Total Investment Securities ..................    $ 35,932      $  532      5.92%     $ 39,108      $  576       5.89%
Federal funds sold ...........................       3,000          37      4.93%          608           8       5.26%
Consumer .....................................       8,787         204      9.29%        8,305         203       9.78%
Dealer floor plan ............................       1,648          35      8.50%            0           0        .00%
Mortgage .....................................      96,846       1,943      8.03%       94,995       1,909       8.04%
Commercial ...................................       6,498         190     11.70%        6,021         144       9.57%
Tax free (3) .................................       2,299          35      9.23%        1,657          25       9.14%
                                                  --------      ------     -----      --------      ------      ------
Total loans ..................................    $116,078      $2,407      8.29%     $110,978      $2,281       8.22%
Total interest earning assets ................     159,307       3,031      7.61%      153,487       2,902       7.56%
                                                  --------      ------     -----      --------      ------      ------
Reserve for loan losses ......................    $   (914)                           $   (913)
Cash and due from banks ......................       1,108                               1,603
Other assets .................................       8,131                               7,848
                                                  --------                            --------
Total assets .................................    $167,632                            $162,025
                                                  ========                            ========

LIABILITIES AND CAPITAL:
SUPER NOW deposits ...........................    $ 19,216      $  100      2.08%     $ 19,267      $  107       2.22%
IRA ..........................................       8,080         100      4.95%        8,276         103       4.98%
Money market deposits ........................      12,901          94      2.91%       14,090         105       2.98%
Savings deposits .............................      21,875         144      2.63%       24,835         178       2.87%
Time deposits over $100,000 ..................      12,083         175      5.79%        9,972         152       6.10%
Other time deposits ..........................      43,370         601      5.54%       40,911         568       5.55%
                                                  --------      ------     -----      --------      ------      ------
Total interest bearing deposits ..............    $117,525      $1,214      4.13%     $117,351      $1,213       4.13%
                                                  --------      ------     -----      --------      ------      ------
Other borrowed funds .........................         535           7      5.23%          550           8       5.82%
Long-term borrowings .........................         290           4      5.52%          350           9      10.29%
Repurchase agreements ........................      16,609         211      5.08%       12,644         157       4.97%
                                                  --------      ------     -----      --------      ------      ------
Total interest bearing liabilities ...........    $134,959      $1,436      4.26%     $130,895      $1,387       4.24%
                                                  --------      ------     -----      --------      ------      ------
Demand deposits ..............................    $ 11,197                            $ 10,418
Other liabilities ............................       1,221                               1,317
Stockholders' equity .........................      20,255                              19,395
                                                  --------                            --------
Total liabilities and capital ................    $167,632                            $162,025
                                                  ========                            ========

NET INTEREST INCOME/NET INTEREST MARGIN (4) ..                  $1,595      4.00%                   $1,515       3.95%
                                                                ======     =====                    ======      ======
TAX EQUIVALENT NET INTEREST INCOME/
 NET INTEREST MARGIN (5) .....................                  $1,679      4.22%                   $1,588       4.14%
                                                                ======     =====                    ======      ======

(1) Average volume information was computed using daily averages.
(2) Interest on loans includes fee income.
(3) Yield on tax-exempt obligations has been computed on a tax-equivalent basis.
(4) Net interest margin is computed by dividing net interest income by total interest earning assets.
(5) Interest and yield are presented on a tax equivalent basis using 34% for 1997 and 1996.



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

For the three month period ending March 31, 1997, the provision for loan losses was $15,000, compared to the same amount for the corresponding period in 1996.


Non-Interest Income

The following table sets forth, for the periods indicated, the major components of non-interest income:

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                               ------------------
                                                                1997        1996
                                                                ----        ----
                                                             (Dollars in Thousands)
Service charges and fees .............................         $133         $119
Trust department income ..............................           21           18
Investment securities gain (loss) - net ..............            0            0
Other ................................................           14           15
                                                               ----         ----
     Total ...........................................         $168         $152
                                                               ====         ====

For the three months ended March 31, 1997, total non-interest income increased $16,000, to $168,000, compared with $152,000 for the three months ended March 31, 1996. The reason for the improvement was due to a positive increase in service charges and fees of $14,000 and trust income of $3,000.

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

                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                            ------------------
                                                           1997            1996
                                                           ----            ----
                                                           (Dollars in Thousands)
Salaries and wages .............................          $  423          $  412
Employee benefits ..............................             152             156
Net occupancy expense ..........................              94              95
Furniture and equipment expense ................             103              81
FDIC insurance .................................               5               1
State shares tax ...............................              36              32
Other expense ..................................             273             315
                                                          ------          ------
     Total .....................................          $1,086          $1,092
                                                          ======          ======


Non-interest expenses remained comparable at $1.1 million for the periods ending March 31, 1997 and 1996. Items accounting for major increases were salaries and wages of $412,000 in 1996 to $423,000 in 1997 and furniture and equipment expenses of $81,000 in 1996 to $103,000 in 1997. Furniture and equipment expense increased 27.16% over 1996 for service on equipment and depreciation on newly acquired data processing equipment and furnishings for new offices.

Other expense, on the other hand, decreased at March 31, 1997 to $273,000 from $315,000 at March 31, 1996. Major decreases in this category were postage expense, which decreased $15,000 from $37,000 at March 31, 1996 to $22,000 at March 31, 1997 and forms and supplies expense, which decreased $17,000 from $48,000 at March 31, 1996 to $31,000 at March 31, 1997. Both of these decreases are generally attributable to costs associated with the computer conversion.


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

The Company exceeds all minimum capital requirements as reflected in the following table:

                                                 MARCH 31, 1997           DECEMBER 31, 1996
                                                 --------------           -----------------
                                                             MINIMUM                    MINIMUM
                                             CALCULATED      STANDARD    CALCULATED     STANDARD
                                                RATIOS        RATIOS       RATIOS         RATIOS
                                                ------        ------       ------         ------
Risk Based Ratios:
Tier I Capital to risk-weighted assets           22.13%        4.00%        21.74%        4.00%
Total Qualifying Capital to
  risk-weighted assets ...............           23.40%        8.00%        22.70%        8.00%


Additionally, certain other ratios also provide capital analysis as follows:


                                                            MARCH           DECEMBER
                                                          31, 1997          31, 1996
                                                          --------          --------
Tier I Capital to total assets .............               11.49%            11.73%
Tier II Capital to total assets ............               11.98%            12.27%


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



Item 2.  Changes in Securities - Nothing to report.



Item 3.  Defaults Upon Senior Securities - Nothing to report.



Item 4. Submission of Matters to a Vote of Security Holders - Nothing to report.



Item 5.  Other Information

Columbia County Farmers National Bank has entered into a three year agreement with INVEST Financial Corporation to provide securities and insurance products to customers.


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




                                          CCFNB BANCORP, INC.
                                             (Registrant)




                                          By /s/ Paul E. Reichart
                                             -------------------------------
                                             Paul E. Reichart
                                             President & CEO

                                          Date: May 7, 1997




                                          By /s/ Virginia D. Kocher
                                             -------------------------------
                                             Virginia D. Kocher
                                             Treasurer

                                             Date: May 7, 1997