Form 10QSB
period 1997-06-30
CCFNB BANCORP INC
filed 1997-08-12
CIK 731122

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                  FORM 10-QSB



[X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997


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


          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 1,382,433 shares of $1.25 (par) common stock were outstanding as of July 30, 1997.

                       CCFNB BANCORP, INC. AND SUBSIDIARY

                                 JUNE 30, 1997

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

CCFNB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)
UNAUDITED

                                                                     JUNE     DECEMBER
                                                                   30, 1997   31, 1996
                                                                   --------   --------
ASSETS
Cash and due from banks.........................................   $  4,468   $  4,503
Interest-bearing deposits with other banks......................      1,831      3,856
Federal funds sold..............................................      2,000      3,000
Investment securities:
  Securities to be held to maturity, estimated fair value of
    $727 and $981...............................................        720        970
  Securities available for sale carried at estimated fair value.     39,985     36,437

Loans, net of unearned income...................................    116,495    115,590
Allowance for loan losses.......................................        907        911
                                                                   --------   --------
  Net loans.....................................................   $115,588   $114,679
Premises and equipment..........................................      5,184      5,294
Accrued interest receivable.....................................        916        965
Other assets....................................................        563        382
                                                                   --------   --------
     TOTAL ASSETS...............................................   $171,255   $170,086
                                                                   ========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits:
  Non-interest bearing..........................................   $ 12,604   $ 12,280
  Interest bearing..............................................    116,216    119,120
                                                                   --------   --------
     Total Deposits.............................................   $128,820   $131,400
Short-term borrowings...........................................     19,889     16,654
Long-term borrowings............................................        250        297
Accrued interest and other expenses.............................        982      1,058
Other liabilities...............................................         63         20
                                                                   --------   --------
     TOTAL LIABILITIES..........................................   $150,004   $149,429
                                                                   --------   --------

STOCKHOLDERS' EQUITY
Common stock, par value $1.25 per share; Authorized 5,000,000 shares; issued 1997 - 1,382,433 of which 1 share is in
  treasury, 1996 - 1,374,159 shares.............................   $  1,728   $  1,727
Surplus.........................................................      5,851      5,838
Retained earnings...............................................     13,671     13,023
Less treasury stock, 1 share at a cost of $20 in 1997 and
  0 shares in 1996..............................................          0          0
Allowance for unrealized gain (loss) on available-for-sale
  investment securities, net of taxes ..........................          1         69
                                                                   --------   --------
     TOTAL STOCKHOLDERS' EQUITY.................................   $ 21,251   $ 20,657
                                                                   --------   --------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.................   $171,255   $170,086
                                                                   ========   ========


The accompanying notes are an integral part of these consolidated financial statements.

CCFNB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS EXCEPT PER SHARE DATA)
UNAUDITED

                                                      FOR THE SIX       FOR THE THREE
                                                     MONTHS ENDING      MONTHS ENDING
                                                        JUNE 30,           JUNE 30,
                                                        --------           --------
                                                     1997     1996      1997     1996
                                                     ----     ----      ----     ----
INTEREST INCOME
Interest and fees on loans:
  Taxable.......................................    $ 4,774  $ 4,505   $ 2,402  $ 2,249
  Tax exempt....................................         72       49        37       24
Interest and dividends on investment securities:
  Taxable interest..............................        844      903       455      460
  Tax exempt interest...........................        250      248       122      130
  Dividends.....................................         30       29        15       14
Interest on federal funds sold..................         74       22        37       14
Interest on deposits in other banks.............         90       78        35       41
                                                    -------  -------   -------  -------
     TOTAL INTEREST INCOME......................    $ 6,134  $ 5,834   $ 3,103  $ 2,932
                                                    -------  -------   -------  -------

INTEREST EXPENSE
Interest on deposits............................    $ 2,444  $ 2,415   $ 1,230  $ 1,202
Interest on short-term borrowings...............        463      333       245      168
Interest on long-term borrowings................          9       14         5        5
                                                    -------  -------   -------  -------
     TOTAL INTEREST EXPENSE.....................    $ 2,916  $ 2,762   $ 1,480  $ 1,375
                                                    -------  -------   -------  -------

Net interest income.............................    $ 3,218  $ 3,072   $ 1,623  $ 1,557
Provision for loan losses.......................         30       30        15       15
                                                    -------  -------   -------  -------
  NET INTEREST INCOME AFTER PROVISION FOR
    LOAN LOSSES.................................    $ 3,188  $ 3,042   $ 1,608  $ 1,542
                                                    -------  -------   -------  -------

NON-INTEREST INCOME
Service charges and fees........................    $   270  $   270   $   137  $   151
Trust department income.........................         44       34        23       16
Other income....................................         33       70        19       55
                                                    -------  -------   -------  -------
     TOTAL NON-INTEREST INCOME..................    $   347  $   374   $   179  $   222
                                                    -------  -------   -------  -------

NON-INTEREST EXPENSES
Salaries and wages..............................    $   851  $   835   $   428  $   423
Pensions and other employee benefits............        301      286       149      142
Occupancy expense, net..........................        184      190        90       95
Furniture and equipment expense.................        209      189       106      108
Other operating expenses........................        671      713       357      353
                                                    -------  -------   -------  -------
     TOTAL NON-INTEREST EXPENSES................    $ 2,216  $ 2,213   $ 1,130  $ 1,121
                                                    -------  -------   -------  -------

Income before income taxes......................    $ 1,319  $ 1,203   $   657  $   643
Income tax expense..............................        350      315       177      168
                                                    -------  -------   -------  -------
    NET INCOME..................................    $   969  $   888   $   480  $   475
                                                    =======  =======   =======  =======

NET INCOME PER SHARE............................    $   .70  $   .65   $   .35  $   .35



The accompanying notes are an integral part of these consolidated financial statements.

CCFNB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
UNAUDITED

                                                                         FOR THE SIX MONTHS
                                                                           ENDING JUNE 30,
                                                                           ---------------
                                                                           1997       1996
                                                                           ----       ----
OPERATING ACTIVITIES
Net income.............................................................  $    969  $    888
Adjustments to reconcile net income to net cash provided by
 operating activities:
   Provision for loan losses...........................................        30        30
   Provision for depreciation and amortization.........................       183       187
   Premium amortization on investment securities.......................         4         1
   Discount accretion on investment securities.........................       (12)       (6)
   Deferred income taxes (benefit).....................................         4        22
   (Gain) loss on sale of other real estate owned......................         0       (54)
   (Gain) loss on sale of premises and equipment.......................         3         0
   Loss on impairment of bank premise..................................         9         0
   (Increase) decrease in accrued interest receivable and other assets.      (102)     (161)
   Increase (decrease) in accrued interest and other expenses
     and other liabilities.............................................       (33)      (83)
                                                                         --------  --------
     NET CASH PROVIDED BY OPERATING ACTIVITIES.........................  $  1,055  $    824
                                                                         --------  --------

INVESTING ACTIVITIES
Proceeds from sales, maturities and redemptions of investment securities available for sale........................................  $  7,195  $  9,564
Proceeds from maturities and redemptions of investment securities
  held to maturity.....................................................       250         0
Purchase of investment securities available for sale...................   (10,839)   (9,313)
Net (increase) decrease in loans.......................................      (939)      718
Purchases of premises and equipment....................................       (94)     (411)
Proceeds from sale of other real estate owned..........................         0        54
Proceeds from sale of premises and equipment...........................        12         0
                                                                         --------  --------
     NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES...............  $ (4,415) $    612
                                                                         --------  --------

FINANCING ACTIVITIES
Net increase (decrease) in deposits....................................  $ (2,580) $   (949)
Net increase (decrease) in short-term borrowings.......................     3,235     2,277
Net increase (decrease) in long-term borrowings........................       (47)      (31)
Proceeds from sale of stock - dividend reinvestment....................        74        69
Treasury stock acquired and retired....................................       (61)        0
Cash dividends paid....................................................      (321)     (275)
                                                                         --------  --------
     NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES...............  $    300  $  1,091
                                                                         --------  --------
     INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS..................  $ (3,060) $  2,527
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR.........................    11,359     4,471
                                                                         --------  --------
     CASH AND CASH EQUIVALENTS AT END OF PERIOD........................  $  8,299  $  6,998
                                                                         ========  ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
  Interest.............................................................  $  2,939  $  2,755
  Income taxes.........................................................  $    414  $    239


The accompanying notes are an integral part of these consolidated financial statements.

CCFNB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1997
UNAUDITED


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



NOTE 2 - The accompanying consolidated interim financial statements are unaudited. In management's opinion, the consolidated interim financial statements reflect a fair presentation of the consolidated financial position of CCFNB Bancorp, Inc. and Subsidiary, the results of their operations and their cash flows for the interim periods presented. Further, the consolidated interim financial statements reflect all adjustments, which are in the opinion of management, necessary to present fairly the consolidated financial condition and consolidated results of operations and cash flows for the interim period presented and that all such adjustments to the consolidated financial statements are of a normal recurring nature.



NOTE 3 - The results of operations for the six month period ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.



NOTE 4 - Net income per share of common stock for the interim periods is based on the weighted average number of shares for each period; 1997 - 1,382,094 shares and 1996 - 1,373,498 shares.



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

         The following table presents the changes in the allowance for credit losses:

              Balance at January 1, 1997............................   $    911
              Provisions charged to operations......................         30
              Loans charged off.....................................        (60)
              Recoveries............................................         26
                                                                       --------
              Balance at June 30, 1997..............................   $    907
                                                                       ========

         At June 30, 1997 no loans were considered impaired as defined by Statement No. 114. Accordingly, no additional charge to operations was required since the total allowance for loan losses was estimated by management to be adequate to provide for the loan loss allowance under Statement No. 114 as well as any other potential loan losses.



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

                       CCFNB BANCORP, INC. AND SUBSIDIARY
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Consolidated Summary of Operations
(Dollars in Thousands, except for per share data)

                                           AT AND FOR THE SIX MONTHS
                                           -------------------------
                                                 ENDED JUNE 30,     ---------AT AND FOR THE YEARS ENDED DECEMBER 31,----------
                                                 --------------              ---------------------------------------
                                                1997        1996        1996        1995        1994        1993        1992
                                                ----        ----        ----        ----        ----        ----        ----
   Income and Expense:
     Interest income.......................  $    6,134  $    5,834  $   11,856  $   11,481  $   10,459  $    9,914  $    9,768
     Interest expense......................       2,916       2,762       5,588       5,557       4,785       4,634       5,053
                                             ----------  ----------  ----------  ----------  ----------  ----------  ----------
     Net interest income...................       3,218       3,072       6,268       5,924       5,674       5,280       4,715
     Loan loss provision...................          30          30          80          42         160         105         167
                                             ----------  ----------  ----------  ----------  ----------  ----------  ----------
     Net interest income after loan loss
       provision...........................       3,188       3,042       6,188       5,882       5,514       5,175       4,548
     Non-interest income...................         347         374         750         678         569         568         547
     Non-interest expense..................       2,216       2,213       4,450       4,374       3,958       3,763       3,468
                                             ----------  ----------  ----------  ----------  ----------  ----------  ----------
     Income before income taxes............       1,319       1,203       2,488       2,186       2,125       1,980       1,627
     Income taxes..........................         350         315         664         561         560         497         414
     Change in accounting principle........           0           0           0           0           0         196           0
                                             ----------  ----------  ----------  ----------  ----------  ----------  ----------
     Net income............................         969         888       1,824       1,625       1,565       1,679       1,213
                                             ==========  ==========  ==========  ==========  ==========  ==========  ==========
   Per Share: (1)
     Net income after change in accounting
       principle (2).......................  $      .70  $      .65  $     1.33  $     1.19  $     1.35  $     1.51  $     1.09
     Cash dividends paid...................        .232         .20         .45         .45         .42         .40         .33
     Average shares outstanding............   1,374,159   1,376,726   1,375,875   1,367,595   1,163,199   1,109,837   1,109,602

   Average Balance Sheet:
     Loans.................................  $  116,428  $  110,636  $  112,341  $  111,980  $  100,628  $   88,347  $   77,354
     Investments...........................      37,743      39,854      39,248      37,063      41,410      42,083      38,534
     Other earning assets..................       6,189       3,842       2,849       1,727       2,696       3,659       1,360
     Total assets..........................     169,009     163,179     164,512     157,957     151,752     143,096     129,045
     Deposits..............................     129,371     128,661     117,414     116,495     115,071     117,105     103,500
     Other interest-bearing liabilities....      18,168      13,821      14,860      11,766      11,014      12,332      12,390
     Shareholders' equity..................      20,306      19,430      19,512      18,067      13,736      12,739      11,972

   Balance Sheet Data:
     Loans.................................     116,495     111,052     115,590     111,831     109,800      96,423      82,055
     Investments...........................      40,705      38,419      37,407      40,384      39,323      44,542      39,448
     Other earning assets..................       3,831       3,103       6,856         385       4,174       3,491       9,885
     Total assets..........................     171,255     163,415     170,086     162,066     157,124     152,386     139,273
     Deposits..............................     128,820     128,036     131,400     128,985     126,864     124,023     113,291
     Other interest-bearing liabilities....      20,139      13,676      16,951      12,430      11,910      14,317      13,199
     Shareholders' equity..................      21,251      19,749      20,657      19,512      17,650      13,452      12,208

   Ratios: (3)
     Return on average assets..............       1.15%       1.09%       1.11%       1.03%       1.03%       1.17%        .94%
     Return on average equity..............       9.54%       9.14%       9.35%       8.99%      11.39%      13.18%      10.13%
     Dividend payout ratio.................      32.90%      30.97%      33.95%      34.35%      36.54%      26.44%      30.17%
     Average equity to average assets ratio      12.01%      11.91%      11.86%      11.44%       9.05%       8.90%       9.28%

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


Overview

Total assets increased .7% to $171.3 million at June 30, from $170.1 million at December 31, 1996. Net income increased 9.1% through June 30, 1997 to $969,000, or $.70 per share, compared to $888,000, or $.65 per share for the same six month period ended June 30, 1996. Loans increased in 1997 by .78% to $116.5 million at June 30, from $115.6 million at December 31, 1996.


Results of Operations - For the Six Months Ended June 30, 1997 and June 30,
1996.

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

Net income for the six months ended June 30, 1997 was $969,000, or $.70 per share, as compared to $888,000, or $.65 per share, for the comparable period in 1996. The principal factor for the increase was due to a general increase in net interest income.

Return on average assets and return on average equity were 1.15% and 9.54%, respectively, for the six months ended June 30, 1997, as compared to 1.09% and 9.14%, respectively, for the comparable period in 1996.


Net Interest Income

For the six months ended June 30, 1997, net interest income was $3.2 million as compared to $3.0 million for the comparable period of 1996. The net interest margin reflected a favorable increase to 4.22% for the six months ended June 30, 1997 from 4.18% for the comparable period in 1996. Average interest earning assets at June 30, 1997 increased by 3.91% over June 30, 1996.

Average loans outstanding increased from $111.0 million to $116.4 million or 4.86%, for the six months ended June 30, 1997, as compared to the six months ended June 30, 1996. The outstanding balance of loans at June 30, 1997, increased from $115.1 million at December 31, 1996 to $116.5 million at June 30, 1997. A 4.35% increase in income on loans from $4.6 million at June 30, 1996 to $4.8 million at June 30, 1997 was attributable to the addition of two new loan products, namely, Home Equity Line and Dealer Floor Plan representing an increase in income on loans of $179,000 on these two loan products comparing June 1996 to June 1997.

Shown below is a summary of past due and non-accrual loans:

                                                             IN THOUSANDS OF DOLLARS
                                                             -----------------------
                                                                 JUNE     DECEMBER
     Past due and non-accrual:                                 30, 1997   31, 1996
                                                               --------   --------
       Days 30 - 89.........................................   $  1,431   $    949
       Days 90 plus.........................................        489        329
       Non-accrual..........................................        108        109
                                                               --------   --------
                                                               $  2,028   $  1,387
                                                               ========   ========

Past due and non-accrual loans increased 42.86% from $1.4 million at December 31, 1996 to $2.0 million at June 30, 1997. The largest increase occurred in real estate loans accounting for 74% of the increase. These real estate delinquencies mainly fall into the 60 day and below category.

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

The following analysis provides a schedule of loan maturities/interest rate sensitivities. This schedule reflects a new format effective June 30, 1997 for reporting repricing and maturity as required by the FFIEC:

                                                                        IN THOUSANDS
                                                                         OF DOLLARS
                                                                         ----------
                                                                            JUNE
           MATURITY AND REPRICING DATA FOR LOANS AND LEASES               30, 1997
                                                                          --------
Closed-end loans secured by first liens on 1-4 family residential properties with a remaining maturity or repricing frequency of:
    (1) Three months or less...........................................   $    855
    (2) Over three months through 12 months............................      7,566
    (3) Over one year through three years..............................     36,236
    (4) Over three years through five years............................      2,963
    (5) Over five years through 15 years...............................     13,448
    (6) Over 15 years..................................................        159
All loans and leases other than closed-end loans secured by first liens on 1-4 family residential properties with a remaining maturity or repricing frequency of:
    (1) Three months or less...........................................     17,742
    (2) Over three months through 12 months............................      9,525
    (3) Over one year through three years..............................     13,155
    (4) Over three years through five years............................      4,946
    (5) Over five years through 15 years...............................      9,255
    (6) Over 15 years..................................................        968
                                                                          --------
       Sub-total.......................................................   $116,818
Add nonaccrual loans not included above................................        108
Less unearned income...................................................       (431)
                                                                          --------
       Total Loans and Leases..........................................   $116,495
                                                                          ========

Income from investment securities reflects a 4.75% decrease comparing $1,124,000 for the six months ended June 30, 1997, and $1,180,000 for the comparable period of 1996. The average balance of investment securities for the six months ended June 30, 1997 decreased 5.51% to $37.7 million, compared to the $39.9 million for the same period of 1996.

Total interest expense increased $154,000 or 5.58% for the first six months of 1997, as compared to the first six months of 1996. This increase in interest expense reflects the shift from lower yielding money market deposits to higher yielding certificates of deposit as reflected in the average balance sheet. In addition short-term borrowings, consisting mostly of repurchase agreements, increased 39.16% from $14.3 million at June 30, 1996 to $19.9 million at June 30, 1997 resulting in the related interest expense increasing by $130,000 from $333,000 at June 30, 1996 to $463,000 at June 30, 1997.

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

Average Balance Sheet and Rate Analysis
(Dollars in Thousands)
                                                       -----------JUNE 1997----------   -----------JUNE 1996----------
                                                                  ---------                        ---------
                                                                   INTEREST   AVERAGE               INTEREST   AVERAGE
                                                        AVERAGE     INCOME/    YIELD/    AVERAGE     INCOME/    YIELD/
                                                       BALANCE(1)  EXPENSE(2)   RATE    BALANCE(1)  EXPENSE(2)   RATE
                                                       ----------  ----------   ----    ----------  ----------   ----
   ASSETS:
   Interest bearing deposits with other
     financial institutions..........................   $  3,438    $     90    5.24%    $  2,988    $     78    5.22%
   Investment securities:
     U.S. government securities......................     25,913         796    6.14%      27,239         822    6.04%
     State and municipal obligations (3).............      9,396         251    8.09%       9,311         248    8.07%
     Other securities................................      2,434          77    6.33%       3,304         110    6.66%
                                                        --------    --------    -----    --------    --------    -----
   Total Investment Securities.......................   $ 37,743    $  1,124    5.96%    $ 39,854    $  1,180    5.92%
   Federal funds sold................................      2,751          74    5.38%         854          22    5.15%
   Consumer..........................................      8,727         398    9.12%       8,307         399    9.61%
   Dealer floor plan.................................      1,677          71    8.47%           0           0    0.00%
   Mortgage..........................................     97,106       3,992    8.22%      94,465       3,809    8.06%
   Commercial........................................      6,479         313    9.66%       6,200         296    9.55%
   Tax free (3)......................................      2,439          72    8.94%       1,664          50    9.10%
                                                        --------    --------    -----    --------    --------    -----
   Total loans.......................................   $116,428    $  4,846    8.32%    $110,636    $  4,554    8.23%
   Total interest earning assets.....................    160,360       6,134    7.65%     154,332       5,834    7.56%
                                                        --------    --------    -----    --------    --------    -----
   Reserve for loan losses...........................   $   (913)                        $   (918)
   Cash and due from banks...........................      1,224                            1,628
   Other assets......................................      8,338                            8,137
                                                        --------                         --------
        Total Assets.................................   $169,009                         $163,179
                                                        ========                         ========

                                                       -----------JUNE 1997----------   -----------JUNE 1996----------
                                                                  ---------                        ---------
                                                                   INTEREST   AVERAGE               INTEREST   AVERAGE
                                                        AVERAGE     INCOME/    YIELD/    AVERAGE     INCOME/    YIELD/
                                                       BALANCE(1)  EXPENSE(2)   RATE    BALANCE(1)  EXPENSE(2)   RATE
                                                       ----------  ----------   ----    ----------  ----------   ----
   LIABILITIES AND CAPITAL:
   SUPER NOW deposits................................   $ 19,429    $    203    2.09%    $ 19,690    $    214    2.17%
   IRA...............................................      8,181         203    4.96%       8,390         209    4.98%
   Money market deposits.............................     12,591         184    2.92%      14,004         205    2.93%
   Savings deposits..................................     21,812         289    2.65%      24,391         338    2.77%
   Time deposits over $100,000.......................     11,737         342    5.83%       9,998         291    5.82%
   Other time deposits...............................     43,882       1,223    5.57%      41,315       1,158    5.61%
                                                        --------    --------    -----    --------    --------    -----
   Total interest bearing deposits...................   $117,632    $  2,444    4.16%    $117,788    $  2,415    4.10%
                                                        --------    --------    -----    --------    --------    -----
   FHLB..............................................          0           0    0.00%           0           0    0.00%
   Other borrowed funds..............................        591          15    5.08%         536          13    4.85%
   Long-term borrowings..............................        275           8    5.82%         345          14    8.12%
   Repurchase agreements.............................     17,302         449    5.19%      12,940         320    4.95%
                                                        --------    --------    -----    --------    --------    -----
   Total interest bearing liabilities................   $135,800    $  2,916    4.29%    $131,609    $  2,762    4.20%
                                                        --------    --------    -----    --------    --------    -----
   Demand deposits...................................   $ 11,739                         $ 10,873
   Other liabilities.................................      1,164                            1,267
   Stockholders' equity..............................     20,306                           19,430
                                                        --------                         --------
        Total Liabilities and Capital................   $169,009                         $163,179
                                                        ========                         ========
   NET INTEREST INCOME/NET INTEREST MARGIN (4).......               $  3,218    4.01%                $  3,072    3.98%
   TAX EQUIVALENT NET INTEREST INCOME/                              ========    =====                ========    =====
    NET INTEREST MARGIN (5)..........................               $  3,384    4.22%                $  3,225    4.18%
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

For the six month period ending June 30, 1997, the provision for loan losses was $30,000, compared to the same amount for the corresponding period in 1996.

Non-Interest Income

The following table sets forth, for the periods indicated, the major components of non-interest income:

                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                                    --------
                                                                1997        1996
                                                                ----        ----
                                                             (Dollars in Thousands)
Service charges and fees..................................    $    270    $    270
Trust department income...................................          44          34
Investment securities gain (loss) - net...................           0           0
Other.....................................................          33          70
                                                              --------    --------
     Total................................................    $    347    $    374
                                                              ========    ========

For the six months ended June 30, 1997, total non-interest income decreased $27,000, to $347,000, compared with $374,000 for the six months ended June 30, 1996. During the first six months of 1996 $54,000 was realized as a gain on the sale of other real estate owned. Without this gain non-interest income would show an increase of $27,000 from $320,000 (exclusive of the $54,000 gain on OREO) at June 30, 1996 compared to $347,000 at June 30, 1997 or 8.44%. Both trust income and other fees reflect an increase for this time period.


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

                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                                    --------
                                                                1997        1996
                                                                ----        ----
                                                             (Dollars in Thousands)
Salaries and wages.......................................     $    851    $    835
Employee benefits........................................          301         286
Net occupancy expense....................................          184         190
Furniture and equipment expense..........................          209         189
Other expense............................................          671         713
                                                              --------    --------
     Total...............................................     $  2,216    $  2,213
                                                              ========    ========

Non-interest expenses remained comparable at $2.2 million for the periods ending June 30, 1997 and 1996. Items accounting for major increases were salaries, wages and related benefits of $1,121,000 in 1996 to $1,152,000 in 1997 and service on equipment of $40,000 at June 30, 1996 to $67,000 at June 30, 1997.

Other expenses, on the other hand, decreased at June 30, 1997 to $671,000 from $713,000 at June 30, 1996. The major decrease was stationery and supplies expense which decreased $31,000 from $68,000 at June 30, 1996 to $99,000 at June 30, 1997.

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

The Company exceeds all minimum capital requirements as reflected in the following table:

                                             JUNE 30, 1997      DECEMBER 31, 1996
                                             -------------      -----------------
                                                     MINIMUM               MINIMUM
                                         CALCULATED  STANDARD  CALCULATED  STANDARD
                                           RATIOS     RATIOS     RATIOS     RATIOS
                                           ------     ------     ------     ------
Risk Based Ratios:
Tier I Capital to risk-weighted assets..   20.56%      4.00%     21.74%      4.00%
Total Qualifying Capital to
  risk-weighted assets..................   21.43%      8.00%     22.70%      8.00%


Additionally, certain other ratios also provide capital analysis as follows:


                                                                   JUNE    DECEMBER
                                                                 30, 1997  31, 1996
                                                                 --------  --------
Tier I Capital to total assets..............................      12.41%    11.73%
Tier II Capital to total assets.............................      12.94%    12.27%


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



Item 2.  Changes in Securities - Nothing to report.



Item 3.  Defaults Upon Senior Securities - Nothing to report.



Item 4. Submission of Matters to a Vote of Security Holders - Nothing to report.



Item 5.  Other Information

During the second quarter 1997 the Company amended its dividend reinvestment and stock purchase plan. The change in the plan allows the Company, in its sole discretion, to direct the purchase of authorized but unissued or treasury shares of common stock directly from the Company or direct the purchase of shares in market transactions. The entire amendment was filed with the SEC via EDGAR during the second quarter of 1997.


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




                                     CCFNB BANCORP, INC.
                                        (Registrant)




                                     By /s/ Paul E. Reichart
                                        -------------------------------
                                        Paul E. Reichart
                                        President & CEO

                                     Date: August 5, 1997




                                     By /s/ Virginia D. Kocher
                                        -------------------------------
                                        Virginia D. Kocher
                                        Treasurer

                                     Date: August 5, 1997