Form 10QSB
period 1997-09-30
CCFNB BANCORP INC
filed 1997-11-13
CIK 731122

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                  FORM 10-QSB



[X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997


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

                 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 1,382,282 shares of $1.25 (par) common stock were outstanding as of November 1, 1997.

                       CCFNB BANCORP, INC. AND SUBSIDIARY

                               SEPTEMBER 30, 1997

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

CCFNB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)
UNAUDITED

                                                                   SEPTEMBER  DECEMBER
                                                                   30, 1997   31, 1996
                                                                   --------   --------

ASSETS
Cash and due from banks.........................................   $  4,468   $  4,503
Interest-bearing deposits with other banks......................      1,207      3,856
Federal funds sold..............................................      2,000      3,000
Investment securities:
  Securities to be held to maturity, estimated fair value of
    $712 and $981...............................................        720        970
  Securities available for sale carried at estimated fair value.     44,018     36,437

Loans, net of unearned income...................................    116,810    115,590
Allowance for loan losses.......................................        924        911
                                                                   --------   --------
  Net loans.....................................................   $115,886   $114,679
Premises and equipment..........................................      5,110      5,294
Accrued interest receivable.....................................      1,024        965
Other assets....................................................        491        382
                                                                   --------   --------
     TOTAL ASSETS...............................................   $174,924   $170,086
                                                                   ========   ========


LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits:
  Non-interest bearing..........................................   $ 11,486   $ 12,280
  Interest bearing..............................................    116,421    119,120
                                                                   --------   --------
     Total Deposits.............................................   $127,907   $131,400
Short-term borrowings...........................................     23,941     16,654
Long-term borrowings............................................        233        297
Accrued interest and other expenses.............................      1,043      1,058
Other liabilities...............................................         54         20
                                                                   --------   --------
     TOTAL LIABILITIES..........................................   $153,178   $149,429
                                                                   --------   --------

STOCKHOLDERS' EQUITY
Common stock, par value $1.25 per share; Authorized 5,000,000 shares; issued 1997 - 1,382,282 of which 151 shares are in
  treasury, 1996 - 1,374,159 shares.............................   $  1,728   $  1,727
Surplus.........................................................      5,851      5,838
Retained earnings...............................................     14,036     13,023
Less treasury stock, 151 shares at a cost of $20 in 1997 and
  0 shares in 1996..............................................         (3)         0
Allowance for unrealized gain (loss) on available-for-sale
  investment securities, net of taxes ..........................        134         69
                                                                   --------   --------
     TOTAL STOCKHOLDERS' EQUITY.................................   $ 21,746   $ 20,657
                                                                   --------   --------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.................   $174,924   $170,086
                                                                   ========   ========



The accompanying notes are an integral part of these consolidated financial statements.

CCFNB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS EXCEPT PER SHARE DATA)
UNAUDITED

                                                       FOR THE NINE              FOR THE THREE
                                                       MONTHS ENDING             MONTHS ENDING
                                                       SEPTEMBER 30,             SEPTEMBER 30,
                                                       -------------             -------------
                                                       1997     1996             1997     1996
                                                       ----     ----             ----     ----

INTEREST INCOME
Interest and fees on loans:
  Taxable........................................  $  7,231   $  6,824      $  2,457   $  2,319
  Tax exempt.....................................       112         76            40         27
Interest and dividends on investment securities:
  Taxable interest...............................     1,327      1,356           483        453
  Tax exempt interest............................       377        377           127        129
  Dividends......................................        45         44            15         15
Interest on federal funds sold...................       102         29            28          7
Interest on deposits in other banks..............       124        101            34         23
                                                   --------   --------      --------   --------
     TOTAL INTEREST INCOME.......................  $  9,318   $  8,807      $  3,184   $  2,973
                                                   --------   --------      --------   --------

INTEREST EXPENSE
Interest on deposits.............................  $  3,675   $  3,615      $  1,231   $  1,200
Interest on short-term borrowings................       747        516           284        183
Interest on long-term borrowings.................        12         21             3          7
                                                   --------   --------      --------   --------
     TOTAL INTEREST EXPENSE......................  $  4,434   $  4,152      $  1,518   $  1,390
                                                   --------   --------      --------   --------

Net interest income..............................  $  4,884   $  4,655      $  1,666   $  1,583
Provision for loan losses........................        45         45            15         15
                                                   --------   --------      --------   --------
  NET INTEREST INCOME AFTER PROVISION FOR
    LOAN LOSSES..................................  $  4,839   $  4,610      $  1,651   $  1,568
                                                   --------   --------      --------   --------

NON-INTEREST INCOME
Service charges and fees.........................  $    418   $    418      $    148   $    124
Trust department income..........................        67         46            23         12
Other income.....................................        57         84            24         38
                                                   --------   --------      --------   --------
     TOTAL NON-INTEREST INCOME...................  $    542   $    548      $    195   $    174
                                                   --------   --------      --------   --------

NON-INTEREST EXPENSES
Salaries and wages...............................  $  1,289   $  1,288      $    438   $    453
Pensions and other employee benefits.............       448        427           147        141
Occupancy expense, net...........................       286        287           102         97
Furniture and equipment expense..................       312        300           103        111
Other operating expenses.........................     1,004      1,030           333        317
                                                   --------   --------      --------   --------
     TOTAL NON-INTEREST EXPENSES.................  $  3,339   $  3,332      $  1,123   $  1,119
                                                   --------   --------      --------   --------

Income before income taxes.......................  $  2,042   $  1,826      $    723   $    623
Income tax expense...............................       548        486           198        171
                                                   --------   --------      --------   --------
    NET INCOME...................................  $  1,494   $  1,340      $    525   $    452
                                                   ========   ========      ========   ========


NET INCOME PER SHARE.............................  $   1.08   $    .97      $    .38   $    .33


The accompanying notes are an integral part of these consolidated financial statements.

CCFNB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
UNAUDITED

                                                                        FOR THE NINE MONTHS
                                                                        ENDING SEPTEMBER 30,
                                                                        --------------------
                                                                           1997       1996
                                                                           ----       ----

OPERATING ACTIVITIES
Net income.............................................................  $  1,494  $  1,340
Adjustments to reconcile net income to net cash provided by
 operating activities:
   Provision for loan losses...........................................        45        45
   Provision for depreciation and amortization.........................       275       302
   Premium amortization on investment securities.......................        11         2
   Discount accretion on investment securities.........................       (18)      (11)
   Deferred income taxes (benefit).....................................         4        33
   (Gain) loss on sale of other real estate owned......................         0       (54)
   (Gain) loss on sale of premises and equipment.......................         3         0
   Loss on impairment of bank premises.................................        15         0
   (Increase) decrease in accrued interest receivable and other assets.      (187)     (349)
   Increase (decrease) in accrued interest and other expenses
     and other liabilities.............................................        (1)      (44)
                                                                         --------  --------
     NET CASH PROVIDED BY OPERATING ACTIVITIES.........................  $  1,641  $  1,264
                                                                         --------  --------

INVESTING ACTIVITIES
Proceeds from maturities and redemptions of investment securities available-for-sale...................................................  $  9,984  $ 11,587
Proceeds from maturities and redemptions of held-to-maturity
  investment securities................................................       250        75
Purchase of investment securities available-for-sale...................   (17,459)  (11,213)
Net (increase) decrease in loans.......................................    (1,252)   (1,242)
Purchases of premises and equipment....................................      (120)     (600)
Proceeds from sale of other real estate owned..........................         0        54
Proceeds from sale of premises and equipment...........................        12         0
                                                                         --------  --------
     NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES...............  $ (8,585) $ (1,339)
                                                                         --------  --------

FINANCING ACTIVITIES
Net increase (decrease) in deposits....................................  $ (3,493) $ (1,344)
Net increase (decrease) in short-term borrowings.......................     7,287     4,360
Net increase (decrease) in long-term borrowings........................       (64)      (48)
Proceeds from sale of stock - dividend reinvestment....................       106       116
Treasury stock acquired and retired....................................       (92)        0
Treasury stock acquired................................................        (3)        0
Cash dividends paid....................................................      (481)     (412)
                                                                         --------  --------
     NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES...............  $  3,260  $  2,672
                                                                         --------  --------
     INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS..................  $ (3,684) $  2,597
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR.........................    11,359     4,471
                                                                         --------  --------
     CASH AND CASH EQUIVALENTS AT END OF YEAR..........................  $  7,675  $  7,068
                                                                         ========  ========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
  Interest.............................................................  $  4,440  $  4,155
  Income taxes.........................................................  $    588  $    406


The accompanying notes are an integral part of these consolidated financial statements.

CCFNB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1997
UNAUDITED


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



NOTE 3 - The results of operations for the nine month period ended
         September 30, 1997 are not necessarily indicative of the results to be expected for the full year.



NOTE 4 - Net income per share of common stock for the interim periods is based on the weighted average number of shares for each period; 1997 - 1,382,201 shares and 1996 - 1,374,631 shares.



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

         The following table presents the changes in the allowance for credit losses:

            Balance at January 1, 1997............................   $    911
            Provisions charged to operations......................         45
            Loans charged off.....................................        (62)
            Recoveries............................................         30
                                                                     --------
            Balance at September 30, 1997.........................   $    924
                                                                     ========


         At September 30, 1997 no loans were considered impaired as defined by Statement No. 114. Accordingly, no additional charge to operations was required since the total allowance for loan losses was estimated by management to be adequate to provide for the loan loss allowance under Statement No. 114 as well as any other potential loan losses.



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

                       CCFNB BANCORP, INC. AND SUBSIDIARY
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Consolidated Summary of Operations
(Dollars in Thousands, except for per share data)

                                        AT AND FOR THE NINE MONTHS
                                        --------------------------
                                            ENDED SEPTEMBER 30,   ---------AT AND FOR THE YEARS ENDED DECEMBER 31,---------
                                            -------------------            ---------------------------------------
                                               1997       1996        1996        1995        1994        1993        1992
                                               ----       ----        ----        ----        ----        ----        ----
Income and Expense:
  Interest income.......................  $   9,318  $    8,807  $   11,856  $   11,481  $   10,459  $    9,914  $    9,768
  Interest expense......................      4,434       4,152       5,588       5,557       4,785       4,634       5,053
                                          ---------  ----------  ----------  ----------  ----------  ----------  ----------
  Net interest income...................      4,884       4,655       6,268       5,924       5,674       5,280       4,715
  Loan loss provision...................         45          45          80          42         160         105         167
                                          ---------  ----------  ----------  ----------  ----------  ----------  ----------
  Net interest income after loan loss
    provision...........................      4,839       4,610       6,188       5,882       5,514       5,175       4,548
  Non-interest income...................        542         548         750         678         569         568         547
  Non-interest expense..................      3,339       3,332       4,450       4,374       3,958       3,763       3,468
                                          ---------  ----------  ----------  ----------  ----------  ----------  ----------
  Income before income taxes............      2,042       1,826       2,488       2,186       2,125       1,980       1,627
  Income taxes..........................        548         486         664         561         560         497         414
  Change in accounting principle........          0           0           0           0           0         196           0
                                          ---------  ----------  ----------  ----------  ----------  ----------  ----------
  Net income............................      1,494       1,340       1,824       1,625       1,565       1,679       1,213
                                          =========  ==========  ==========  ==========  ==========  ==========  ==========

Per Share: (1)
  Net income after change in accounting
    principle (2).......................  $    1.08  $      .97  $     1.33  $     1.19  $     1.35  $     1.51  $     1.09
  Cash dividends paid...................       .348         .30         .45         .45         .42         .40         .33
  Average shares outstanding............  1,382,201   1,374,631   1,375,875   1,367,595   1,163,199   1,109,837   1,109,602

Average Balance Sheet:
  Loans.................................  $ 116,458  $  111,245  $  112,341  $  111,980  $  100,628  $   88,347  $   77,354
  Investments...........................     39,211      39,740      39,248      37,063      41,410      42,083      38,534
  Other earning assets..................      5,585       3,326       2,849       1,727       2,696       3,659       1,360
  Total assets..........................    170,109     163,401     164,512     157,957     151,752     143,096     129,045
  Deposits..............................    129,172     128,422     117,414     116,495     115,071     117,105     103,500
  Other interest-bearing liabilities....     19,280      14,234      14,860      11,766      11,014      12,332      12,390
  Shareholders' equity..................     20,478      19,429      19,512      18,067      13,736      12,739      11,972

Balance Sheet Data:
  Loans.................................    116,810     113,017     115,590     111,832     109,800      96,423      82,055
  Investments...........................     44,738      39,330      37,407      40,384      39,323      44,542      39,448
  Other earning assets..................      3,207       2,274       6,856         385       4,174       3,491       9,885
  Total assets..........................    174,924     165,507     170,086     162,066     157,124     152,386     139,273
  Deposits..............................    127,907     127,641     131,400     128,985     126,864     124,023     113,291
  Other interest-bearing liabilities....     24,174      17,712      16,951      12,430      11,910      14,317      13,199
  Shareholders' equity..................     21,746      20,131      20,657      19,512      17,650      13,452      12,208

Ratios: (3)
  Return on average assets..............      1.17%       1.09%       1.11%       1.03%       1.03%       1.17%        .94%
  Return on average equity..............      9.73%       9.20%       9.35%       8.99%      11.39%      13.18%      10.13%
  Dividend payout ratio.................     32.06%      30.75%      33.95%      34.35%      36.54%      26.44%      30.17%
  Average equity to average assets ratio     12.04%      15.85%      11.86%      11.44%       9.05%       8.90%       9.28%

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

Overview

Total assets increased 2.9% to $174.9 million at September 30, from $170.0 million at December 31, 1996. Net income increased 11.49% through September 30, 1997 to $1,494,000, or $1.08 per share, compared to $1,340,000, or $.97 per share for the same nine month period ended September 30, 1996. Loans increased in 1997 by 1.04% to $116.8 million at September 30, from $115.6 million at December 31, 1996.

Results of Operations - For the Nine Months Ended September 30, 1997 and September 30, 1996.

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

Net income for the nine months ended September 30, 1997 was $1,494,000, or $1.08 per share, as compared to $1,340,000, or $.97 per share, for the comparable period in 1996. The principal factor for the increase was due to a general increase in net interest income.

Return on average assets and return on average equity were 1.17% and 9.73%, respectively, for the nine months ended September 30, 1997, as compared to 1.09% and 9.20%, respectfully, for the comparable period in 1996.

Net Interest Income

For the nine months ended September 30, 1997, net interest income was $4.8 million as compared to $4.6 million for the comparable period of 1996. The net interest margin reflected a favorable increase to 4.25% for the nine months ended September 30, 1997 from 4.22% for the comparable period in 1996. Average interest earning assets at September 30, 1997 increased by 4.50% over September 30, 1996.

Average loans outstanding increased from $111.2 million to $116.5 million or 4.77%, for the nine months ended September 30, 1997, as compared to the nine months ended September 30, 1996. The outstanding balance of loans at September 30, 1997, increased from $115.6 million at December 31, 1996 to $116.8 million at September 30, 1997. A 5.80% increase in income on loans from $6.9 million at September 30, 1996 to $7.3 million at September 30, 1997 was attributable to the addition of two new loan products, namely, home equity line and dealer floor plan representing an increase in income on loans of $289,000 on these two loan products comparing September 1997 to September 1996.

Shown below is a summary of past due and non-accrual loans:

                                                           IN THOUSANDS OF DOLLARS
                                                           -----------------------
                                                             SEPTEMBER  DECEMBER
                                                             30, 1997   31, 1996
                                                             --------   --------
   Past due and non-accrual:
     Days 30 - 89.........................................   $  1,206   $    949
     Days 90 plus.........................................        399        329
     Non-accrual..........................................          7        109
                                                             --------   --------
                                                             $  1,612   $  1,387
                                                             ========   ========


Past due and non-accrual loans increased 14.29% from $1.4 million at December 31, 1996 to $1.6 million at September 30, 1997. These real estate delinquencies mainly fall into the 60 day and below category.

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

The following analysis provides a schedule of loan maturities/interest rate sensitivities. This schedule reflects a new format effective June 30, 1997 for reporting repricing and maturity as required by the FFIEC:

                                                                        IN THOUSANDS
                                                                         OF DOLLARS
                                                                         ----------
                                                                         SEPTEMBER
           MATURITY AND REPRICING DATA FOR LOANS AND LEASES               30, 1997
           ------------------------------------------------               --------

Closed-end loans secured by first liens on 1-4 family residential properties with a remaining maturity or repricing frequency of:
    (1) Three months or less...........................................   $  2,212
    (2) Over three months through 12 months............................      7,914
    (3) Over one year through three years..............................     32,399
    (4) Over three years through five years............................      2,217
    (5) Over five years through 15 years...............................     13,241
    (6) Over 15 years..................................................      2,657
All loans and leases other than closed-end loans secured by first liens on 1-4 family residential properties with a remaining maturity or repricing frequency of:
    (1) Three months or less...........................................     17,437
    (2) Over three months through 12 months............................     10,900
    (3) Over one year through three years..............................     14,816
    (4) Over three years through five years............................      4,414
    (5) Over five years through 15 years...............................      7,548
    (6) Over 15 years..................................................      1,453
                                                                          --------
       Sub-total.......................................................   $117,208
Add non-accrual loans not included above...............................         12
Less unearned income...................................................       (410)
                                                                          --------
       Total Loans and Leases..........................................   $116,810
                                                                          ========

Interest income from investment securities reflects a 1.58% decrease comparing $1,749,000 for the nine months ended September 30, 1997, and the $1,777,000 for the comparable period of 1996. The average balance of investment securities for the nine months ended September 30, 1997 decreased 1.26% to $39.2 million, compared to the $39.7 million for the same period of 1996.

Total interest expense increased $282,000 or 6.79% for the first nine months of 1997, as compared to the first nine months of 1996. This increase in interest expense reflects the shift from lower yielding money market deposits to higher yielding certificates of deposit as reflected in the average balance sheet. In addition short-term borrowings, consisting mostly of repurchase agreements, increased 43.11% from $16.7 million at September 30, 1996 to $23.9 million at September 30, 1997 resulting in the related interest expense increasing by $231,000 from $516,000 at September 30, 1996 to $747,000 at September 30, 1997.

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

Average Balance Sheet and Rate Analysis
(Dollars in Thousands)

                                                    ---------SEPTEMBER 1997-------   ---------SEPTEMBER 1996-------
                                                             --------------                   --------------
                                                                INTEREST   AVERAGE               INTEREST   AVERAGE
                                                     AVERAGE     INCOME/    YIELD/    AVERAGE     INCOME/    YIELD/
                                                    BALANCE(1)  EXPENSE(2)   RATE    BALANCE(1)  EXPENSE(2)   RATE
                                                    ----------  ----------   ----    ----------  ----------   ----
ASSETS:
Interest bearing deposits with other financial
  institutions....................................   $  3,087    $    124    5.36%    $  2,581    $    101    5.22%
Investment securities:
  U.S. government securities......................     27,276       1,256    6.14%      27,128       1,241    6.10%
  State and municipal obligations (3).............      9,498         377    8.02%       9,444         377    8.06%
  Other securities................................      2,437         116    6.35%       3,168         159    6.69%
                                                     --------    --------    -----    --------    --------    -----
Total Investment Securities.......................   $ 39,211    $  1,749    5.95%    $ 39,740    $  1,777    5.96%
Federal funds sold................................      2,498         102    5.44%         745          29    5.19%
Consumer..........................................      8,655         596    9.18%       8,390         596    9.47%
Dealer floor plan.................................      1,498          96    8.54%           0           0     .00%
Mortgage..........................................     97,429       6,060    8.29%      94,918       5,778    8.12%
Commercial........................................      6,355         479   10.05%       6,207         450    9.67%
Tax free (3)......................................      2,521         112    8.97%       1,730          76    8.87%
                                                     --------    --------    -----    --------    --------    -----
Total loans.......................................   $116,458    $  7,343    8.41%    $111,245    $  6,900    8.27%
Total interest earning assets.....................    161,254       9,318    7.70%     154,311       8,807    7.61%
                                                     --------    --------    -----    --------    --------    -----
Reserve for loan losses...........................   $   (913)                        $   (911)
Cash and due from banks...........................      1,291                            1,592
Other assets......................................      8,477                            8,409
                                                     --------                         --------
Total assets......................................   $170,109                         $163,401
                                                     ========                         ========

                                                    ---------SEPTEMBER 1997-------   ---------SEPTEMBER 1996-------
                                                             --------------                   --------------
                                                                INTEREST   AVERAGE               INTEREST   AVERAGE
                                                     AVERAGE     INCOME/    YIELD/    AVERAGE     INCOME/    YIELD/
                                                    BALANCE(1)  EXPENSE(2)   RATE    BALANCE(1)  EXPENSE(2)   RATE
                                                    ----------  ----------   ----    ----------  ----------   ----
LIABILITIES AND CAPITAL:
SUPER NOW deposits................................   $ 19,541    $    309    2.11%    $ 19,736    $    322    2.18%
IRA...............................................      8,148         304    4.97%       8,308         311    4.99%
Money market deposits.............................     12,244         269    2.93%      13,697         302    2.94%
Savings deposits..................................     21,716         434    2.66%      23,953         493    2.74%
Time deposits over $100,000.......................     11,485         506    5.87%      10,341         452    5.83%
Other time deposits...............................     44,136       1,853    5.60%      41,223       1,735    5.61%
                                                     --------    --------    -----    --------    --------    -----
Total interest bearing deposits...................   $117,270    $  3,675    6.33%    $117,258    $  3,615    4.11%
                                                     --------    --------    -----    --------    --------    -----
FHLB..............................................   $      0    $      0     .00%    $      0    $      0     .00%
Other borrowed funds..............................        563          22    5.21%         544          20    4.90%
Long-term borrowings..............................        264          12    6.06%         339          21    8.26%
Repurchase agreements.............................     18,453         725    5.24%      13,351         496    4.95%
                                                     --------    --------    -----    --------    --------    -----
Total interest bearing liabilities................   $136,550    $  4,434    4.33%    $131,492    $  4,152    4.21%
                                                     --------    --------    -----    --------    --------    -----
Demand deposits...................................   $ 11,902                         $ 11,164
Other liabilities.................................      1,179                            1,316
Stockholders' equity..............................     20,478                           19,429
                                                     --------                         --------
Total liabilities and capital.....................   $170,109                         $163,401
                                                     ========                         ========

NET INTEREST INCOME/NET INTEREST MARGIN (4)......                $  4,884    4.04%                $  4,655    4.02%
                                                                 ========    =====                ========    =====

TAX EQUIVALENT NET INTEREST INCOME/
 NET INTEREST MARGIN (5)..........................               $  5,136    4.25%                $  4,888    4.22%
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

For the nine month period ending September 30, 1997 and 1996, the provision for loan losses was $45,000, compared to the same amount for the corresponding period in 1997.

Non-Interest Income

The following table sets forth, for the periods indicated, the major components of non-interest income:

                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                                  -------------
                                                                1997        1996
                                                                ----        ----
                                                             (Dollars in Thousands)

Service charges and fees..................................    $    418    $    418
Trust department income...................................          67          46
Investment securities gain (loss) - net...................           0           0
Other.....................................................          57          84
                                                              --------    --------
     Total................................................    $    542    $    548
                                                              ========    ========


For the nine months ended September 30, 1997, total non-interest income decreased $6,000, to $542,000 compared with $548,000 for the nine months ended September 30, 1996. During 1996 a $22,000 miscellaneous income item of a non-recurring nature occurred plus a gain in the sale of other real estate of $54,000 occurred, for a total of $76,000 other income. With this $76,000 adjustment the non-interest income would actually have increased $70,000 for the nine months ended September 30, from $472,000 at September 30, 1996 to $542,000 at September 30, 1997. On a positive note, Trust income increased $21,000 from $46,000 at September 30, 1996 to $67,000 at September 30, 1997.
Also, income from our third party entity, Invest, which is an outside brokerage firm, amounted to $13,000 during the first nine months of 1997.


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

                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                                  -------------
                                                                1997        1996
                                                                ----        ----
                                                             (Dollars in Thousands)

Salaries and wages.......................................     $  1,289    $  1,288
Employee benefits........................................          448         427
Net occupancy expense....................................          286         287
Furniture and equipment expense..........................          312         300
FDIC insurance...........................................           12           2
State shares tax.........................................          112          99
Other expense............................................          880         929
                                                              --------    --------
     Total...............................................     $  3,339    $  3,332
                                                              ========    ========


Non-interest expenses totalled $3.3 million for the nine months ended September 30, 1997 and 1996.

Salary and employee benefits expense increased 1.28% due primarily to employee benefit plans. Similarly, furniture and equipment expense increased 4.00% over 1996 for service on equipment and depreciation on newly acquired data processing equipment.

In addition other expenses decreased to $880,000 in 1997 or 5.27% as compared to 1996. Both FDIC insurance and shares tax increased from September 1996 to September 1997. Overall, non-interest expenses have been kept at a very manageable level during the past twelve months.


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

The Company exceeds all minimum capital requirements as reflected in the following table:

                                          SEPTEMBER 30, 1997     DECEMBER 31, 1996
                                          ------------------     -----------------
                                                     MINIMUM               MINIMUM
                                         CALCULATED  STANDARD  CALCULATED  STANDARD
                                           RATIOS     RATIOS     RATIOS     RATIOS
                                           ------     ------     ------     ------
Risk Based Ratios:
Tier I Capital to risk-weighted assets..   20.56%      4.00%     19.72%      4.00%
Total Qualifying Capital to
  risk-weighted assets..................   21.44%      8.00%     20.59%      8.00%


Additionally, certain other ratios also provide capital analysis as follows:


                                                                SEPTEMBER  DECEMBER
                                                                 30, 1997  31, 1996
                                                                 --------  --------
Tier I Capital to total assets..............................      12.36%    12.25%
Tier II Capital to total assets.............................      12.88%    12.79%


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

                                     Date:   November 10, 1997




                                     By /s/ VIRGINIA D. KOCHER
                                        -------------------------------
                                        Virginia D. Kocher
                                        Treasurer

                                     Date:   November 10, 1997