Form 10-K405
period 1997-12-31
CCFNB BANCORP INC
filed 1998-03-27
CIK 731122

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from _____________to________________

Commission file Number:  0-19028

                               CCFNB BANCORP, INC.
                 (Name of small business issuer in its charter)

PENNSYLVANIA                                                          23-2254643
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                            Identification Number)

232 East Street, Bloomsburg, Pennsylvania                                  17815
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code:  (717) 784-4400

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $1.25 per share.

                  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                  The aggregate market value of the voting and non-voting equity held by non-affiliates of the Registrant based on the average of the bid and asked prices of $26.00 at February 28, 1998, was $33,846,696.

                  As of February 28, 1998, the Registrant had outstanding 1,381,603 shares of its common stock, par value $1.25 per share.


                       DOCUMENTS INCORPORATED BY REFERENCE

                  Portions of the Registrant's 1998 definitive Proxy Statement are incorporated by reference in Part III of this Annual Report. In addition, portions of the Annual Report to stockholders of the Registrant for the year ended December 31, 1997, are incorporated by reference in Part II of this Annual Report.

                               CCFNB BANCORP, INC.
                                    FORM 10-K

                                      INDEX

Part                                                                            Page
----                                                                            ----

Item 1.  Business.........................................................         3

Item 2.  Properties.......................................................        20

Item 3.  Legal Proceedings................................................        21

Item 4.  Submission of Matters to a Vote of Security Holders..............  Not Applicable


Part II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
           Matters........................................................        21

Item 6.  Selected Financial Data..........................................        23

Item 7.  Management's Discussion and Analysis of Financial Condition
           and Results of Operation.......................................        23

Item 7A. Quantitative and Qualitative Disclosure About Market Risk........        24

Item 8.  Financial Statements and Supplementary Data......................        25

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......................................  Not Applicable


Part III

Item 10. Directors and Executive Officers of the Registrant...............        25

Item 11. Executive Compensation...........................................        25

Item 12. Security Ownership of Certain Beneficial Owners and Management...        25

Item 13. Certain Relationships and Related Transactions...................        25

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K..        26

Signatures    ............................................................        27

Index to Exhibits.........................................................        29

                               CCFNB BANCORP, INC.
                                    FORM 10-K

                                     PART I


ITEM 1.  BUSINESS

                  General

                  CCFNB Bancorp, Inc. ("Bancorp"), a Pennsylvania business corporation, is a bank holding company, registered with and supervised by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). Bancorp was organized on June 20, 1983, and commenced operations on March 31, 1984. Bancorp has one wholly-owned subsidiary, the Columbia County Farmers National Bank (the "Bank"). Bancorp's business has consisted primarily of managing and supervising the Bank, and its principal source of income has been dividends paid by the Bank. At December 31, 1997, Bancorp had total consolidated assets, deposits and stockholders' equity of approximately $174 million, $128 million and $22 million, respectively.

                  The Bank was organized in 1917. The Bank is a national banking association that is a member of the Federal Reserve System and the deposits of which are insured by the Federal Deposit Insurance Corporation (the "FDIC") under the Bank Insurance Fund ("BIF"). As of December 31, 1997, the Bank has 6 branch locations, including its main office in Bloomsburg, Pennsylvania. All of the Bank's offices are located in Columbia County, Pennsylvania. The Bank is a full service commercial bank providing a wide range of services to individuals and small to medium sized businesses in its north eastern Pennsylvania market area, including accepting time, demand, and savings deposits and making secured and unsecured commercial, real estate and consumer loans. In addition, the Bank has a trust department.

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

                  Permitted Non-Banking Activities

                  The Federal Reserve Board permits bank holding companies or their subsidiaries to engage in nonbanking activities so closely related to banking or managing or controlling banks as to be a proper incident thereto. While the types of permissible activities are subject to change by the Federal Reserve Board, the principal nonbanking activities that presently may be conducted by a bank holding company or its subsidiary without prior approval of the Federal Reserve Board are:

                  (1) Extending credit and servicing loans. Making, acquiring, brokering, or servicing loans or other extensions of credit (including factoring, issuing letters of credit and accepting drafts) for the company's account or for the account of others.

                  (2) Activities related to extending credit. Any activity usual in connection with making, acquiring, brokering or servicing loans or other extensions of credit, as determined by the Federal Reserve Board. The Federal Reserve Board has determined that the following activities are usual in connection with making, acquiring, brokering or servicing loans or other extensions of credit:

                           (i) Real estate and personal property appraising. Performing appraisals of real estate and tangible and intangible personal property, including securities.

                           (ii) Arranging commercial real estate equity financing. Acting as intermediary for the financing of commercial or industrial income-producing real estate by arranging for the transfer of the title, control, and risk of such a real estate project to one or more investors, if the bank holding company and its affiliates do not have an interest in, or participate in managing or developing, a real estate project for which it arranges equity financing, and do not promote or sponsor the development of the property.

                           (iii) Check-guaranty services. Authorizing a subscribing merchant to accept personal checks tendered by the merchant's customers in payment for goods and services, and purchasing from the merchant validly authorized checks that are subsequently dishonored.

                           (iv) Collection agency services. Collecting overdue accounts receivable, either retail or commercial.

                           (v) Credit bureau services. Maintaining information related to the credit history of consumers and providing the information to a credit grantor who is considering a borrower's application for credit or who has extended credit to the borrower.

                           (vi) Asset management, servicing, and collection activities. Engaging under contract with a third party in asset management, servicing, and collection of assets of a type that an insured depository institution may originate and own, if the company does not engage in real property management or real estate brokerage services as part of these services.

                           (vii) Acquiring debt in default. Acquiring debt that is in default at the time of acquisition under certain conditions.

                           (viii) Real estate settlement servicing. Providing real estate settlement services.

                  (3) Leasing personal or real property. Leasing personal or real property or acting as agent, broker, or adviser in leasing such property under certain conditions.

                  (4) Operating nonbank depository institutions:

                           (i) Industrial banking. Owning, controlling, or operating an industrial bank, Morris Plan bank, or industrial loan company, so long as the institution is not a bank.

                           (ii) Operating savings association. Owning, controlling or operating a savings association, if the savings association engages only in deposit-taking activities, lending, and other activities that are permissible for bank holding companies.

                  (5) Trust company functions. Performing functions or activities that may be performed by a trust company (including activities of a fiduciary, agency, or custodial nature), in the manner authorized by federal or state law, so long as the company is not a bank for purposes of the Bank Holding Company Act.

                  (6) Financial and investment advisory activities. Acting as investment or financial advisor to any person, including (without, in any way, limiting the foregoing):

                           (i) Serving as investment adviser (as defined in section 2(a)(20) of the Investment Company Act of 1940, 15 U.S.C. 80a-2(a)(20)), to an investment company registered under that act, including sponsoring, organizing, and managing a closed-end investment company;

                           (ii) Furnishing general economic information and advice, general economic statistical forecasting services, and industry studies;

                           (iii) Providing advice in connection with mergers, acquisitions, divestitures, investments, joint ventures, leveraged buyouts, recapitalizations, capital structurings, financing transactions and similar transactions, and conducting financial feasibility studies;

                           (iv) Providing information, statistical forecasting, and advice with respect to any transaction in foreign exchange, swaps, and similar transactions, commodities, and any forward contract, option, future, option on a future, and similar instruments;

                           (v) Providing educational courses, and instructional materials to consumers on individual financial management matters; and

                           (vi) Providing tax-planning and tax-preparation
services to any person.

                  (7) Agency transactional services for customer investments:

                           (i) Securities brokerage. Providing securities brokerage services (including securities clearing and/or securities execution services on an exchange), whether alone or in combination with investment advisory services, and incidental activities (including related securities credit activities and custodial services), if the securities brokerage services are restricted to buying and selling securities solely as agent for the account of customers and do not include securities underwriting or dealing.

                           (ii) Riskless principal transactions. Buying and selling in the secondary market all types of securities on the order of customers as a "riskless principal" to the extent of engaging in a transaction in which the company, after receiving an order to buy (or sell) a security from a customer, purchases (or sells) the security for its own account to offset a contemporaneous sale to (or purchase from) the customer. This does not include:

                                    (A) Selling bank-ineligible securities at
                  the order of a customer that is the issuer of the securities, or selling bank-ineligible securities in any transaction where the company has a contractual agreement to place the securities as agent of the issuer; or

                                    (B) Acting as a riskless principal in any
                  transaction involving a bank-ineligible security for which the company or any of its affiliates acts as underwriter (during the period of the underwriting or for 30 days thereafter) or dealer.

                           (iii) Private placement services. Acting as agent for the private placement of securities in accordance with the requirements of the Securities Act of 1933 ("1933 Act") and the rules of the Securities and Exchange Commission, if the company engaged in the activity does not purchase or repurchase for its own account the securities being placed, or hold in inventory unsold portions of issues of these securities.

                           (iv) Futures commission merchant. Acting as a futures commission merchant ("FCM") for unaffiliated persons in the execution, clearance, or execution and clearance of any futures contract and option on a futures contract traded on an exchange in the United States or abroad under certain conditions.

                           (v) Other transactional services. Providing to customers as agent transactional services with respect to swaps and similar transactions.

                  (8) Investment transactions as principal:

                           (i) Underwriting and dealing in government obligations and money market instruments. Underwriting and dealing in obligations of the United States, general obligations of states and their political subdivisions, and other obligations that state member banks of the Federal Reserve System may be authorized to underwrite and deal in under 12 U.S.C. 24 and 335, including banker's acceptances and certificates of deposit, under the same limitations as would be applicable if the activity were performed by the bank holding company's subsidiary member banks or its subsidiary nonmember banks as if they were member banks.

                           (ii) Investing and trading activities. Engaging as principal in:

                                    (A) Foreign exchange;

                                    (B) Forward contracts, options, futures,
                  options on futures, swaps, and similar contracts, whether traded on exchanges or not, based on any rate, price, financial asset (including gold, silver, platinum, palladium, copper, or any other metal approved by the Board), nonfinancial asset, or group of assets, other than a bank-ineligible security under certain conditions.

                                    (C) Forward contracts, options, futures,
                  options on futures, swaps, and similar contracts, whether traded on exchanges or not, based on an index of a rate, a price, or the value of any financial asset, nonfinancial asset, or group of assets, if the contract requires such settlement.

                           (iii) Buying and selling bullion, and related activities. Buying, selling and storing bars, rounds, bullion, and coins of gold, silver, platinum, palladium, copper, and any other metal approved by the Federal Reserve Board, for the company's own account and the account of others, and providing incidental services such as arranging for storage, safe custody, assaying, and shipment.

                  (9) Management consulting and counseling activities:

                           (i) Management consulting. Providing management consulting advice under certain conditions.

                           (ii) Employee benefits consulting services. Providing consulting services to employee benefit, compensation and insurance plans, including designing plans, assisting in the implementation of plans, providing administrative services to plans, and developing employee communication programs for plans.

                           (iii) Career counseling services. Providing career counseling services to:

                                    (A) A financial organization and individuals
                  currently employed by, or recently displaced from, a financial organization;

                                    (B) Individuals who are seeking employment
                  at a financial organization; and

                                    (C) Individuals who are currently employed
                  in or who seek positions in the finance, accounting, and audit departments of any company.

                  (10) Support services:

                           (i) Courier services. Providing courier services for:

                                    (A) Checks, commercial papers, documents,
                  and written instruments (excluding currency or bearer-type negotiable instruments) that are exchanged among banks and financial institutions; and

                                    (B) Audit and accounting media of a banking
                  or financial nature and other business records and documents used in processing such media.

                           (ii) Printing and selling MICR-encoded items. Printing and selling checks and related documents, including corporate image checks, cash tickets, voucher checks, deposit slips, savings withdrawal packages, and other forms that require Magnetic Ink Character Recognition ("MICR") encoding.

                  (11) Insurance agency and underwriting:

                           (i) Credit insurance. Acting as principal, agent, or broker for insurance (including home mortgage redemption insurance) that is:

                                    (A) Directly related to an extension of
                  credit by the bank holding company or any of its subsidiaries; and

                                    (B) Limited to ensuring the repayment of the
                  outstanding balance due on the extension of credit in the event of the death, disability, or involuntary unemployment of the debtor.

                           (ii) Finance company subsidiary. Acting as agent or broker for insurance directly related to an extension of credit by a finance company that is a subsidiary of a bank holding company under certain conditions.

                           (iii) Insurance in small towns. Engaging in any insurance agency activity in a place where the bank holding company or a subsidiary of the bank holding company has a lending office and that:

                                    (A) Has a population not exceeding 5,000 (as
                  shown in the preceding decennial census); or

                                    (B) Has inadequate insurance agency
                  facilities, as determined by the Federal Reserve Board, after notice and opportunity for hearing.

                           (iv) Insurance-agency activities conducted on May 1, 1982. Under certain restrictions, engaging in any specific insurance-agency activity if the bank holding company, or subsidiary conducting the specific activity, conducted such activity on May 1, 1982, or received the Federal Reserve Board approval to conduct such activity on or before May 1, 1982.

                           (v) Supervision of retail insurance agents.
         Supervising on behalf of insurance underwriters the activities of retail insurance agents who sell:

                                    (A) Fidelity insurance and property and
                  casualty insurance on the real and personal property used in the operations of the bank holding company or its subsidiaries; and

                                    (B) Group insurance that protects the
                  employees of the bank holding company or its subsidiaries.

                           (vi) Small bank holding companies. Engaging in any insurance-agency activity if the bank holding company has total consolidated assets of $50 million or less.

                           (v) Insurance-agency activities conducted before 1971. Engaging in any insurance-agency activity performed at any location in the United States directly or indirectly by a bank holding company that was engaged in insurance-agency activities prior to January 1, 1971, as a consequence of approval by the Federal Reserve Board prior to January 1, 1971.

                  (12) Community development activities:

                           (i) Financing and investment activities. Making equity and debt investments in corporations or projects designed primarily to promote community welfare, such as the economic rehabilitation and development of low-income areas by providing housing, services, or jobs for residents.

                           (ii) Advisory activities. Providing advisory and related services for programs designed primarily to promote community welfare.

                  (13) Money orders, savings bonds, and traveler's checks. The issuance and sale at retail of money orders and similar consumer-type payment instruments; the sale of U.S. savings bonds; and the issuance and sale of traveler's checks.

                  (14) Data processing. Providing data processing and data processing and data transmission services, facilities (including data processing and data transmission hardware, software, documentation, or operating personnel), data bases, advice, and access to such services, facilities, or data bases by any technological means under certain conditions.

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

                  Interstate Banking and Branching

                  The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Law"), amended various federal banking laws to provide for nationwide interstate banking, interstate bank mergers and interstate branching. The interstate banking provisions allow for the acquisition by a bank holding company of a bank located in another state.

                  Interstate bank mergers and branch purchase and assumption transactions were allowed effective June 1, 1997; however, states may "opt-out" of the merger and purchase and assumption provisions by enacting a law which specifically prohibits such interstate transactions. States could, in the alternative, enact legislation to allow interstate merger and purchase and assumption transactions prior to June 1, 1997. States could also enact legislation to allow for de novo interstate branching of out-of-state banks. In July 1995, Pennsylvania adopted "opt-in" legislation which allows such transactions.

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

                  FDIC Insurance Assessments

                  The FDIC has implemented a risk-related premium schedule for all insured depository institutions that results in the assessment of premiums based on capital and supervisory measures.

                  Under the risk-related premium schedule, the FDIC, on a semiannual basis, assigns each institution to one of three capital groups (well capitalized, adequately capitalized or under capitalized) and further assigns such institution to one of three subgroups within a capital group corresponding to the FDIC's judgment of the institution's strength based on supervisory evaluations, including examination reports, statistical analysis and other information relevant to gauging the risk posed by the institution. Only institutions with a total capital to risk-adjusted assets ratio of 10.0% or greater, a Tier 1 capital to risk-adjusted assets ratio of 6.0% or greater and a Tier 1 leverage ratio of 5.0% or greater, are assigned to the well-capitalized group.

                  Over the last two years, FDIC insurance assessments have seen several changes for both BIF and SAIF institutions. The most recent change occurred on September 30, 1996, when the President signed into law a bill designed to remedy the disparity between BIF and SAIF deposit premiums. The first part of the bill called for the SAIF to be capitalized by a one-time assessment on all SAIF insured deposits held as of March 31, 1995. This assessment, which was 65.7 cents per $100 in deposits, raised approximately $4.7 billion to bring the SAIF up to is required 1.25 reserve ratio. This special assessment, paid in 1996, had no effect on the Bank. The second part of the bill remedied the future anticipated shortfall with respect to the payment of FICO interest. For 1997 through 1999, the banking industry will help pay the FICO interest payments at an assessment rate that is one-fifth the rate paid by thrifts. The FICO assessment on BIF insured deposits is 1.29 cents per $100 in deposits; for SAIF insured deposits it is 6.44 cents per $100 in deposits. Beginning January 1, 2000, the FICO interest payments will be paid pro-rata by banks and thrifts based on deposits. At December 31, 1997, the FICO interest assessment paid by the Bank was approximately $15,761. The Bank has not been required to pay any FDIC insurance assessments since the fourth quarter of 1996 because BIF has met its statutorily required ratios and the Bank is categorized as "well capitalized."

                  Regulatory Capital Requirements

                  The following table presents Bancorp's consolidated capital ratios at December 31, 1997.

                                                                                                   (In Thousands)
Tier I Capital................................................................................       $  21,963
Tier II Capital...............................................................................       $     901
Total Capital.................................................................................       $  22,864

Adjusted Total Average Assets.................................................................        $171,159
Total Adjusted Risk-Weighted Assets(1)........................................................        $104,568

Tier I Risk-Based Capital Ratio(2)...........................................................          20.98%
Required Tier I Risk-Based Capital Ratio......................................................          4.00%
Excess Tier I Risk-Based Capital Ratio........................................................         16.98%

Total Risk-Based Capital Ratio(3).............................................................         21.84%
Required Total Risk-Based Capital Ratio.......................................................          8.00%
Excess Total Risk-Based Capital Ratio.........................................................         13.84%

Tier I Leverage Ratio(4)......................................................................         12.57%
Required Tier I Leverage Ratio................................................................          3.00%
Excess Tier I Leverage Ratio..................................................................          9.57%

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

                  History and Business - Bank

                  The Bank's legal headquarters are located at 232 East Street, Bloomsburg, Pennsylvania.

                  As of December 31, 1997, the Bank had total assets of $174 million, total shareholders' equity of $22 million and total deposits and other liabilities of $152 million.

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

                  Market Area

                  The Bank's primary market area is Columbia County, a 484 square mile area located in north eastern Pennsylvania with a population of approximately 63,200 based on 1990 census data. The Town of Bloomsburg is the County's largest municipality and its center of industry and commerce. Bloomsburg has a population of approximately 12,400 based on 1990 census data, and is the county seat. Berwick, located on the eastern boundary of the County, is the second largest municipality, with a 1990 population of approximately 11,000. The Bank currently serves its market area through 6 branch offices located in Bloomsburg, Benton, Lightstreet, Millville, Orangeville and South Centre, Columbia County.

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

                  For the purposes of the revised CRA regulations, the Bank is deemed to be a small depository institution, based upon financial information as of December 31, 1997. Therefore, the Bank will be evaluated for CRA compliance using the streamlined procedures for a small bank. The Bank received a "satisfactory" rating in 1997.

                  Concentration

                  Bancorp and the Bank are not dependent for deposits nor exposed by loan concentrations to a single customer or to a small group of customers the loss of any one or more of which would have a materially adverse effect on the financial condition of Bancorp or the Bank.


ITEM 2.  PROPERTIES

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


                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                  Shares of Bancorp's Common Stock are traded in the over-the-counter market and "bid" and "asked" quotations regularly appear on the Over-the-Counter Bulletin Board system under the symbol "CCFN." As of February 28, 1998, six firms were listed on the Over-the-Counter Bulletin Board system as market makers for Bancorp's Common Stock. The following table sets forth: (1) the quarterly average bid and asked prices for a share of Bancorp's Common Stock during the periods indicated as reported by Hopper Soliday & Co., Inc. of Lancaster, Pennsylvania, one of the market makers of Bancorp's Common Stock, and
(2) quarterly dividends on a share of the Common Stock with respect to each quarter since January 1, 1996. The following quotations represent prices between buyers and sellers and do not include retail markup, markdown or commission. They may not necessarily represent actual transactions.


                                                             Average Stock Prices              Dividends
                                                             Bid            Asked               Declared
                                                             ---            -----               --------

1996:
         First quarter..................................    $16.25          $17.63                $.10
         Second quarter.................................    $16.42          $17.67                $.10
         Third quarter..................................    $16.75          $17.84                $.10
         Fourth quarter.................................    $16.79          $17.67                $.15

1997:
         First quarter..................................    $17.29          $18.67               $.116
         Second quarter.................................    $18.42          $20.83               $.116
         Third quarter..................................    $20.33          $21.75               $.116
         Fourth quarter.................................    $22.21          $23.50               $.116


                  As of February 28, 1998, Bancorp had approximately 754 shareholders of record.

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


ITEM 6.  SELECTED FINANCIAL DATA

                  The information called for by this item is filed at Exhibit 13 hereto and is incorporated by reference in its entirety under this Item 6.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  The caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Bancorp's Annual Report (at page 20 thereto) filed at Exhibit 13 hereto is incorporated in its entirety by reference under this Item 7.

                  Impact of the Year 2000 Issue

                  The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Bank's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, calculate correct accruals, or engage in similar normal business activities.

                  An assessment of the Bank's software and hardware has revealed those portions which will be required to be modified or replaced in order to properly utilize dates beyond December 31, 1999. The Bank presently believes that with modifications to existing software and conversions to new software, the Year 2000 Issue can be mitigated. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Bank.

                  Another consideration is the fact that there can be no guarantee that the systems of other companies on which the Bank's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Bank's systems, would not have a material adverse effect on the Bank. Bancorp management is engaging in due diligence to assure that these possibilities will not occur. The Bank has determined it has no exposure to contingencies related to the Year 2000 Issue for its products offered to it's customers.

                  The Bank will utilize both internal and external resources to reprogram, or replace, and test the software for Year 2000 modifications. The Bank plans to complete the Year 2000 project no later than December 31, 1998. The Bank has already spent $179,300 and anticipates it will spend $229,750 to complete the Year 2000 project. These costs are considered manageable by the Bank and are being funded through operating cash flows. The costs will not have a material effect on the results of operations in 1998 or beyond.

                  The time lines and costs are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material difference include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes and similar uncertainties.

                  For further discussion, refer to the Year 2000 section in Bancorp's Annual Report (at page 32 thereto) under "Management's Discussion and Analysis of Financial Condition and Results of Operations."


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                  The information called for by this item is found under the caption "Interest Rate Risk Management" in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Bancorp's Annual Report (at page 30 thereto) filed at Exhibit 13 hereto and is incorporated in its entirety by reference under this Item 7A.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  Bancorp's Consolidated Financial Statements and notes thereto contained in the Annual Report (beginning at page 4 thereto) filed at Exhibit 13 hereto are incorporated in their entirety by reference under this Item 8.


                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                  The captions "Information As To Nominees, Directors and Executive Officers," "Principal Officers of the Corporation," "Principal Officers of the Bank" and "Section 16(a) Beneficial Ownership Reporting Compliance" contained in Bancorp's Proxy Statement (at pages 5, 11 and 4 hereof, respectively) filed at Exhibit 99A hereto is incorporated in their entirety by reference under this Item 10.


ITEM 11. EXECUTIVE COMPENSATION

                  The caption "Executive Compensation" contained in Bancorp's Proxy Statement (at pages 8 through 10 hereof) filed at Exhibit 99A hereto is incorporated in its entirety by reference under this Item 11.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                  The caption "Principal Beneficial Owners of the Corporation's Stock" contained in Bancorp's Proxy Statement (at page 3 hereof) filed at
Exhibit 99A hereto is incorporated in its entirety by reference under this Item 12.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                  The information under the caption "Certain Transactions" contained in Bancorp's Proxy Statement (at page 10 hereof) filed at Exhibit 99A hereto is incorporated in its entirety by reference under this Item 13.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                  (a) 1. The Registrant's consolidated financial statements and notes thereto as well as the applicable reports of the independent certified public accountants are filed at Exhibit 13 hereto and are incorporated in their entirety by reference under this Item 14(a)1.

                      2. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                      3. The exhibits required by Item 601 of the Regulation S-K are included under Item 14(c) hereto.

                  (b) Bancorp filed no reports on Form 8-K during the last quarter of the year ended December 31, 1997.

                  (c) Exhibits required by Item 601 of Regulation S-B:

Exhibit Number Referred to
Item 601 of Regulation S-K                                           Description of Exhibit
--------------------------                                           ----------------------

                2                                    None.
                3(i)                                 None.
                3(ii)
                4                                    None.
                9                                    None.
                10                                   None.
                11                                   None.
                12                                   None.
                13                                   Annual Report to Shareholders for Fiscal Year Ended December
                                                     31, 1997.
                16                                   None.
                18                                   None.
                21                                   List of Subsidiaries of Bancorp.
                22                                   None.
                23                                   None.
                24                                   None.
                27                                   Financial Data Schedule.
                99A                                  Proxy Statement, Notice of
                                                     Annual Meeting and Form of
                                                     Proxy for the Annual
                                                     Meeting of Shareholders to
                                                     be held May 12, 1998.
                99B                                  SEC Guide 3 Financial Information.

                                   SIGNATURES


                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CCFNB BANCORP, INC.
         (Bancorp)


By:      /s/ Paul E. Reichart                             Date:   March 26, 1998
         -------------------------------------
         Paul E. Reichart
         President and Vice Chairman
            of the Board


                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



By:      /s/ Don E. Bangs                                Date:   March 26, 1998
         -------------------------------------
         Don E. Bangs
         Director and Secretary


By:      /s/ Stanley Barchik                             Date:   March 26, 1998
         -------------------------------------
         Stanley Barchik
         Director


By:      /s/ Robert M. Brewington, Jr.                   Date:    March 26, 1998
         -------------------------------------
         Robert M. Brewington, Jr.
         Director


By:      /s/ Edward L. Campbell                          Date:    March 26, 1998
         -------------------------------------
         Edward L. Campbell
         Director


By:      /s/ Elwood R. Harding, Jr.                      Date:   March 26, 1998
         -------------------------------------
         Elwood R. Harding, Jr.
         Director

By:      /s/ William F. Hess                             Date:   March 26, 1998
         -------------------------------------
         William F. Hess
         Director and Chairman of the
           Board


By:      /s/ Willard H. Kile, Sr.                        Date:   March 26, 1998
         -------------------------------------
         Willard H. Kile, Sr.
         Director


By:      /s/ Charles E. Long                             Date:   March 26, 1998
         -------------------------------------
         Charles E. Long
         Director


By:      /s/ Paul E. Reichart                            Date:   March 26, 1998
         -------------------------------------
         Paul E. Reichart
         Director, President, Chief
           Executive Officer and Vice
           Chairman of the Board
         (Chief Executive Officer)


By:      /s/ Virginia D. Kocher                          Date:   March 26, 1998
         -------------------------------------
         Virginia D. Kocher
         Treasurer
         (Principal Financial and
          Accounting Officer)

                                INDEX TO EXHIBITS


Item Number  Description                                                    Page
-----------  -----------                                                    ----

    13       Annual Report to Shareholders for the
              Fiscal Year Ended December 31, 1997........................    30

    21       List of Subsidiaries of Bancorp.............................    69

    99A      Proxy Statement, Notice of Annual
               Meeting and Form of Proxy for
               the Annual Meeting of Shareholders
               to be held May 12, 1998...................................    70

    99B      SEC Guide 3 Financial Information...........................    87

    27       Financial Data Schedules....................................    91