Form 10-Q
period 1998-03-31
CCFNB BANCORP INC
filed 1998-05-12
CIK 731122

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q



[X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

For the quarterly period ended March 31, 1998.


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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 1,382,433 shares of $1.25 (par) common stock were outstanding as of April 29, 1998.

                       CCFNB BANCORP, INC. AND SUBSIDIARY

                                 MARCH 31, 1998

                                   INDEX 10-Q


EXHIBIT 27 - FINANCIAL DATA SCHEDULE                                        NO PAGE
                                                                               #

PART I - FINANCIAL INFORMATION:


       - Consolidated Balance Sheets                                           1


       - Consolidated Statements of Income                                     2


       - Consolidated Statements of Cash Flows                                 3


       - Notes to Consolidated Financial Statements                          4 - 6


       - Management's Discussion and Analysis of Consolidated
         Financial Condition and Results of Operations                       7 - 15


PART II - OTHER INFORMATION                                                   16



        SIGNATURES                                                            17

CCFNB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)
UNAUDITED

                                                                           MARCH    DECEMBER
                                                                         31, 1998   31, 1997
                                                                         --------   --------
      ASSETS
      Cash and due from banks.........................................   $  3,989   $  4,735
      Interest-bearing deposits with other banks......................      5,076        582
      Investment securities:
        Securities to be held to maturity, estimated fair value of
          $726 and $726...............................................        720        720
        Securities available for sale carried at estimated fair value.     43,255     43,142
      Loans, net of unearned income...................................    116,054    119,045
      Allowance for loan losses.......................................        918        901
        Net loans.....................................................   $115,136   $118,144
                                                                         --------   --------
      Premises and equipment..........................................      5,610      5,146
      Other real estate owned.........................................         24          0
      Accrued interest receivable.....................................        924        938
      Other assets....................................................        655        459
                                                                         --------   --------
           TOTAL ASSETS...............................................   $175,389   $173,866
                                                                         ========   ========

      LIABILITIES AND STOCKHOLDERS' EQUITY

      LIABILITIES
      Deposits:
        Non-interest bearing..........................................   $ 11,118   $ 12,138
        Interest bearing..............................................    117,924    115,581
                                                                         --------   --------
           Total Deposits.............................................   $129,042   $127,719
      Short-term borrowings...........................................     20,496     22,362
      Long-term borrowings............................................      2,223        440
      Accrued interest and other expenses.............................      1,089      1,141
      Other liabilities...............................................         74         99
                                                                         --------   --------
           TOTAL LIABILITIES..........................................   $152,924   $151,761
                                                                         --------   --------

      STOCKHOLDERS' EQUITY
      Common stock, par value $1.25 per share; Authorized 5,000,000
        shares; issued 1,382,433 shares...............................   $  1,728   $  1,728
      Surplus.........................................................      5,857      5,854
      Retained earnings...............................................     14,672     14,407
      Unrealized gain on investment securities available for sale,
        net of tax....................................................        213        142
      Less treasury stock, at cost, 190 shares in 1998 and
        1183 shares in 1997...........................................         (5)       (26)
                                                                         --------   --------
           TOTAL STOCKHOLDERS' EQUITY.................................   $ 22,465   $ 22,105
                                                                         --------   --------
           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.................   $175,389   $173,866
                                                                         ========   ========

The accompanying notes are an integral part of these consolidated financial statements.

CCFNB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS EXCEPT PER SHARE DATA)
UNAUDITED

                                                                        FOR THE THREE
                                                                        MONTHS ENDING
                                                                          MARCH 31,
                                                                          ---------
                                                                        1998     1997
                                                                        ----     ----
INTEREST INCOME
Interest and fees on loans:
  Taxable...........................................................   $ 2,396  $ 2,372
  Tax exempt........................................................        29       35
Interest and dividends on investment securities:
  Taxable interest..................................................       468      389
  Tax exempt interest...............................................       140      128
  Dividends.........................................................         5       15
Interest on federal funds sold......................................         0       37
Interest on deposits in other banks.................................        65       55
                                                                       -------  -------
     TOTAL INTEREST INCOME..........................................   $ 3,103  $ 3,031
                                                                       -------  -------

INTEREST EXPENSE
Interest on deposits................................................   $ 1,204  $ 1,214
Interest on short-term borrowings...................................       287      218
Interest on long-term borrowings....................................         8        4
                                                                       -------  -------
     TOTAL INTEREST EXPENSE.........................................   $ 1,499  $ 1,436
                                                                       -------  -------

Net interest income.................................................   $ 1,604  $ 1,595
Provision for loan losses...........................................        20       15
                                                                       -------  -------
  NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES...............   $ 1,584  $ 1,580
                                                                       -------  -------

NON-INTEREST INCOME
Service charges and fees............................................   $   140  $   133
Trust department income.............................................        25       21
Other income........................................................        29       14
                                                                       -------  -------
     TOTAL NON-INTEREST INCOME......................................   $   194  $   168
                                                                       -------  -------

NON-INTEREST EXPENSES
Salaries and wages..................................................   $   455  $   423
Pensions and other employee benefits................................       162      152
Occupancy expense, net..............................................        89       94
Furniture and equipment expense.....................................       130      103
Other operating expenses............................................       377      314
                                                                       -------  -------
     TOTAL NON-INTEREST EXPENSES....................................   $ 1,213  $ 1,086
                                                                       -------  -------

Income before income taxes..........................................   $   565  $   662
Income tax expense..................................................       140      173
                                                                       -------  -------
    NET INCOME......................................................   $   425  $   489
                                                                       =======  =======

NET INCOME PER SHARE................................................   $   .31  $   .35

The accompanying notes are an integral part of these consolidated financial statements.

CCFNB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
UNAUDITED

                                                                         FOR THE THREE MONTHS
                                                                           ENDING MARCH 31,
                                                                           ----------------
                                                                           1998       1997
                                                                           ----       ----
OPERATING ACTIVITIES
Net income.............................................................  $    425  $    489
Adjustments to reconcile net income to net cash provided by
 operating activities:
   Provision for loan losses...........................................        20        15
   Provision for depreciation and amortization.........................       119        92
   Premium amortization on investment securities.......................        18         1
   Discount accretion on investment securities.........................        (9)       (7)
   Deferred income taxes (benefit).....................................        (9)        0
   (Gain) loss on sale of premises and equipment.......................         0        (2)
   Loss on impairment of bank premises.................................         0         3
   (Increase) decrease in accrued interest receivable and other assets.      (182)     (162)
   Increase (decrease) in accrued interest and other expenses
     and other liabilities.............................................        (5)       29
                                                                         --------  --------
     NET CASH PROVIDED BY OPERATING ACTIVITIES.........................  $    377  $    458
                                                                         --------  --------

INVESTING ACTIVITIES
Proceeds from sales, maturities and redemptions of investment securities available for sale........................................  $  8,162  $  5,319
Proceeds from maturities and redemptions of held to maturity
  investmet securities.................................................         0       250
Purchase of investment securities available for sale...................    (8,177)   (5,279)
Net (increase) decrease in loans.......................................     2,964      (885)
Purchases of premises and equipment....................................      (583)      (31)
Proceeds from sale of premises and equipment...........................         0        12
                                                                         --------  --------
     NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES...............  $  2,366  $   (614)
                                                                         --------  --------

FINANCING ACTIVITIES
Net increase (decrease) in deposits....................................  $  1,323  $ (2,418)
Net increase (decrease) in short-term borrowings.......................    (1,866)    1,396
Net increase (decrease) in long-term borrowings........................     1,783       (30)
Proceeds from issuance of common stock.................................        36        41
Acquisition of treasury stock..........................................       (21)      (28)
Proceeds from sale of treasury stock...................................        10         0
Cash dividends paid....................................................      (160)     (160)
                                                                         --------  --------
     NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES...............  $  1,105  $ (1,199)
                                                                         --------  --------
     INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS..................  $  3,848  $ (1,355)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR.........................     5,217    11,359
                                                                         --------  --------
      CASH AND CASH EQUIVALENTS AT END OF YEAR.........................  $  9,065  $ 10,004
                                                                         ========  ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
  Interest.............................................................  $  1,505  $  1,449
  Income taxes.........................................................  $      1  $     69


The accompanying notes are an integral part of these consolidated financial statements.

CCFNB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1998
UNAUDITED


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



NOTE 3 - The results of operations for the three month period ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.



NOTE 4 - Net income per share of common stock for the interim periods is based on the weighted average number of shares for each period; 1998 - 1,381,447 shares and 1997 - 1,381,751 shares.



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

         The following table presents the changes in the allowance for credit losses:

                                                                  IN THOUSANDS
                                                                  ------------

            Balance at January 1, 1998..........................     $901
            Provisions charged to operations....................       20
            Loans charged off...................................      (25)
            Recoveries..........................................       22
                                                                     ----
            Balance at March 31, 1998...........................     $918
                                                                     ====

         At March 31, 1998 no loans were considered impaired as defined by Statement No. 114. Accordingly, no additional charge to operations was required since the total allowance for loan losses was estimated by management to be adequate to provide for the loan loss allowance under Statement No. 114 as well as any other potential loan losses.



NOTE 6 - The consolidated interim financial statements have been prepared in accordance with requirements of Form 10-Q and therefore do not include all the disclosures normally required by generally accepted accounting principles, or those normally made in the Corporation's annual 10-K filing. The reader of these consolidated interim financial statements may wish to refer to the Corporation's annual report on Form 10-K for the period ended December 31, 1997, filed with the Securities and Exchange Commission.

                               CCFNB BANCORP, INC. AND SUBSIDIARY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Consolidated Summary of Operations
      (Dollars in Thousands, except for per share data)

                                             AT AND FOR THE
                                              THREE MONTHS
                                             ENDED MARCH 31,    ----------AT AND FOR THE YEARS ENDED DECEMBER 31,----------
                                             ---------------              ---------------------------------------
                                             1998         1997       1997        1996        1995        1994        1993
                                             ----         ----       ----        ----        ----        ----        ----
Income and Expense:
  Interest income.......................  $    3,103  $    3,031  $   12,498  $   11,844  $   11,466  $   10,459  $    9,914
  Interest expense......................       1,499       1,436       5,976       5,588       5,557       4,785       4,634
                                          ----------  ----------  ----------  ----------  ----------  ----------  ----------
  Net interest income...................       1,604       1,595       6,522       6,256       5,909       5,674       5,280
  Loan loss provision...................          20          15          60          80          42         160         105
                                          ----------  ----------  ----------  ----------  ----------  ----------  ----------
  Net interest income after loan loss
    provision...........................       1,584       1,580       6,462       6,176       5,867       5,514       5,175
  Non-interest income...................         194         168         804         762         693         569         568
  Non-interest expense..................       1,213       1,086       4,492       4,450       4,374       3,958       3,763
                                          ----------  ----------  ----------  ----------  ----------  ----------  ----------
  Income before income taxes............         565         662       2,774       2,488       2,186       2,125       1,980
  Income taxes..........................         140         173         749         664         561         560         497
  Change in accounting principle........           0           0           0           0           0           0         196
                                          ----------  ----------  ----------  ----------  ----------  ----------  ----------
  Net income............................         425         489       2,025       1,824       1,625       1,565       1,679
                                          ==========  ==========  ==========  ==========  ==========  ==========  ==========
Per Share: (1)
  Net income after change in accounting
    principle (2).......................  $      .31  $      .35  $     1.47  $     1.33  $     1.19  $     1.35  $     1.51
  Cash dividends paid...................        .116        .116         .46         .45         .45         .42         .40
  Average shares outstanding............   1,381,447   1,381,751   1,381,800   1,375,875   1,367,595   1,163,199   1,109,837

Average Balance Sheet:
  Loans.................................  $  117,407  $  116,078  $  116,771  $  112,341  $  111,980  $  100,628  $   88,347
  Investments...........................      42,752      35,932      40,307      39,248      37,063      41,410      42,083
  Other earning assets..................       4,734       4,297       5,053       3,739       1,727       2,696       3,659
  Total assets..........................     174,516     167,632     171,159     164,512     157,957     151,752     143,096
  Deposits..............................     116,841     117,525     117,086     117,414     116,495     115,071     117,105
  Other interest-bearing liabilities....      23,389      17,434      20,198      14,860      11,766      11,014      12,332
  Shareholders' equity..................      22,070      20,255      20,690      19,512      18,067      13,736      12,739

Balance Sheet Data:
  Loans.................................     116,054     116,462     119,045     115,590     111,831     109,800      96,423
  Investments...........................      43,975      36,820      43,862      37,407      40,384      39,323      44,542
  Other earning assets..................       5,076       6,289         582       6,856         385       4,174       3,491
  Total assets..........................     175,389     169,205     173,866     170,086     162,066     157,124     152,386
  Deposits..............................     129,042     128,982     127,719     131,400     128,985     126,864     124,023
  Other interest-bearing liabilities....      22,719      18,317      22,802      16,951      12,430      11,910      14,317
  Shareholders' equity..................      22,465      20,799      22,105      20,657      19,512      17,650      13,452

Ratios: (3)
  Return on average assets..............         .97%       1.17%       1.18%       1.11%       1.03%       1.03%       1.17%
  Return on average equity..............        7.70%       9.66%       9.79%       9.35%       8.99%      11.39%      13.18%
  Dividend payout ratio.................       37.65%      32.78%      31.65%      33.95%      34.35%      36.54%      26.44%
  Average equity to average assets ratio       12.65%      12.08%      12.71%      11.86%      11.44%       9.05%       8.90%


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

Overview

Total assets increased .9% to $175.4 million at March 31, from $173.9 million at December 31, 1997. Net income decreased 13.1% through March 31, 1998 to $425,000, or $.31 per share, compared to $489,000, or $.35 per share for the same three month period ended March 31, 1997. Loans decreased in 1998 by 2.4% to $116.1 million at March 31, from $119.0 million at December 31, 1997.

Results of Operations - For the Three Months Ended March 31, 1998 and March 31, 1997.

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

Net income for the three months ended March 31, 1998 was $425,000, or $.31 per share, as compared to $489,000, or $.35 per share, for the comparable period in 1997. The principal factor for the decrease was due to a 7.3% increase in salaries and benefit expense; a 26.2% increase in furniture and equipment expense and a 20.1% increase in other expenses.

Return on average assets and return on average equity were .97% and 7.70%, respectively, for the three months ended March 31, 1998, as compared to 1.18% and 9.79%, respectively, for the comparable period in 1997.

Net Interest Income

For the three months ended March 31, net interest income was $1.6 million for 1998 and 1997. The net interest margin reflected a decrease to 4.10% for the three months ended March 31, 1998 from 4.22% for the comparable period in 1997. Average interest earning assets at March 31, 1998 increased by 3.51% over March 31, 1997.

Average loans outstanding increased from $116.1 million to $117.4 million or 1.12%, for the three months ended March 31, 1998, as compared to the three months ended March 31, 1997. The outstanding balance of loans at March 31, 1998, decreased from $119.0 million at December 31, 1997 to $116.1 million at March 31, 1998. A .75% increase in income on loans from $2,407 million at March 31, 1997 to $2,425 million at March 31, 1998 occurred even though the loans decreased during that period.

Shown below is a summary of past due and non-accrual loans:

                                                           IN THOUSANDS OF DOLLARS
                                                           -----------------------
                                                               MARCH    DECEMBER
                                                             31, 1998   31, 1997
                                                             --------   --------
   Past due and non-accrual:
     Days 30 - 89.........................................   $  1,375   $  1,331
     Days 90 plus.........................................        866        628
     Non-accrual..........................................         69         69
                                                             --------   --------
                                                             $  2,310   $  2,028
                                                             ========   ========


Past due and non-accrual loans increased 15.0% from $2.0 million at December 31, 1997 to $2.3 million at March 31, 1998. These real estate delinquencies mainly fall into the 60 day and below category. Generally the increase was attributable to past due loans in both the 30 - 89 day and plus 90 day categories. The increase specifically was attributable entirely to real estate loans which became past due during the quarter which are fully secured by adequate real estate collateral.

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

The following analysis provides a schedule of loan maturities/interest rate sensitivities. This schedule presents a repricing and maturity analysis as required by the FFIEC:

                                                                       IN THOUSANDS
                                                                        OF DOLLARS
                                                                        ----------
           MATURITY AND REPRICING DATA FOR LOANS AND LEASES           MARCH 31, 1998
           ------------------------------------------------           --------------
Closed-end loans secured by first liens on 1-4 family residential properties with a remaining maturity or repricing frequency of:
    (1) Three months or less...........................................   $  1,928
    (2) Over three months through 12 months............................     10,172
    (3) Over one year through three years..............................     30,772
    (4) Over three years through five years............................      1,905
    (5) Over five years through 15 years...............................     11,986
    (6) Over 15 years..................................................      2,635
All loans and leases other than closed-end loans secured by first liens on 1-4 family residential properties with a remaining maturity or repricing frequency of:
    (1) Three months or less...........................................     16,563
    (2) Over three months through 12 months............................     11,917
    (3) Over one year through three years..............................     13,743
    (4) Over three years through five years............................      5,081
    (5) Over five years through 15 years...............................      8,346
    (6) Over 15 years..................................................      1,378
                                                                          --------
       Sub-total.......................................................   $116,426
Add:  non-accrual loans not included above.............................         69
Less:  unearned income.................................................        441
                                                                          --------
       Total Loans and Leases..........................................   $116,054
                                                                          ========

Interest income from investment securities reflects a 15.2% increase comparing $613,000 for the three months ended March 31, 1998, and the $532,000 for the comparable period of 1997. The average balance of investment securities for the three months ended March 31, 1998 increased 19.2% to $42.8 million, compared to the $35.9 million for the same period of 1997.

Total interest expense increased $63,000 or 4.4% for the first three months of 1998, as compared to the first three months of 1997. This increase in interest expense reflects an increase in interest cost for repurchase agreements resulting from the 30.3% increase in the average balance of repurchase agreements when comparing March 31, 1997 to March 31, 1998.

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


Average Balance Sheet and Rate Analysis
(Dollars in Thousands)

                                                    -----------MARCH 1998---------   -----------MARCH 1997---------
                                                               ----------                       ----------
                                                                INTEREST   AVERAGE               INTEREST   AVERAGE
                                                     AVERAGE     INCOME/    YIELD/    AVERAGE     INCOME/    YIELD/
                                                    BALANCE(1)  EXPENSE(2)   RATE    BALANCE(1)  EXPENSE(2)   RATE
                                                    ----------  ----------   ----    ----------  ----------   ----
ASSETS:
Interest bearing deposits with other financial
  institutions....................................   $  4,734    $     65    5.49%    $  4,297    $     55    5.12%
Investment securities:
  U.S. government securities......................     29,917         450    6.00%      24,031         366    6.09%
  State and municipal obligations (3).............     11,085         140    7.65%       9,473         128    8.19%
  Other securities................................      1,750          23    5.26%       2,428          38    6.26%
                                                     --------    --------   -----     --------    --------   -----
Total Investment Securities.......................   $ 42,752    $    613    5.73%    $ 35,932    $    532    5.92%
Federal funds sold................................          0           0       0%       3,000          37    4.93%
Consumer..........................................      8,643         196    9.07%       8,787         204    9.29%
Dealer floor plan.................................      2,139          46    8.60%       1,648          35    8.50%
Mortgage..........................................     98,973       1,971    7.97%      96,846       1,943    8.03%
Commercial........................................      5,672         183   12.91%       6,498         190   11.70%
Tax free (3)......................................      1,980          29    8.88%       2,299          35    9.23%
                                                     --------    --------   -----     --------    --------   -----
Total loans.......................................   $117,407    $  2,425    8.27%    $116,078    $  2,407    8.29%
Total interest earning assets.....................    164,893       3,103    7.53%     159,307       3,031    7.61%
                                                     --------    --------   -----     --------    --------   -----
Reserve for loan losses...........................   $   (913)                        $   (914)
Cash and due from banks...........................      1,832                            1,108
Other assets......................................      8,704                            8,131
                                                     --------                         --------
Total assets......................................   $174,516                         $167,632
                                                     ========                         ========

                                                    -----------MARCH 1998---------   -----------MARCH 1997----------
                                                               ----------                       ----------
                                                                INTEREST   AVERAGE               INTEREST   AVERAGE
                                                     AVERAGE     INCOME/    YIELD/    AVERAGE     INCOME/    YIELD/
                                                    BALANCE(1)  EXPENSE(2)   RATE    BALANCE(1)  EXPENSE(2)   RATE
                                                    ----------  ----------   ----    ----------  ----------   ----
LIABILITIES AND CAPITAL:
SUPER NOW deposits................................   $ 19,958    $     92    1.84%    $ 19,216    $    100    2.08%
IRA...............................................      8,014         101    5.04%       8,080         100    4.95%
Money market deposits.............................     11,622          83    2.86%      12,901          94    2.91%
Savings deposits..................................     20,474         135    2.64%      21,875         144    2.63%
Time deposits over $100,000.......................     11,009         162    5.89%      12,083         175    5.79%
Other time deposits...............................     45,764         631    5.52%      43,370         601    5.54%
                                                     --------    --------   -----     --------    --------   -----
Total interest bearing deposits...................   $116,841    $  1,204    4.12%    $117,525    $  1,214    4.13%
                                                     --------    --------   -----     --------    --------   -----
Other borrowed funds..............................        501           8    6.39%         535           7    5.23%
Long-term borrowings..............................      1,244           8    2.57%         290           4    5.52%
Repurchase agreements.............................     21,644         279    5.16%      16,609         211    5.08%
                                                     --------    --------   -----     --------    --------   -----
Total interest bearing liabilities................   $140,230    $  1,499    4.28%    $134,959    $  1,436    4.26%
                                                     --------    --------   -----     --------    --------   -----
Demand deposits...................................   $ 10,986                         $ 11,197
Other liabilities.................................      1,230                            1,221
Stockholders' equity..............................     22,070                           20,255
                                                     --------                         --------
Total liabilities and capital.....................   $174,516                         $167,632
                                                     ========                         ========
NET INTEREST INCOME/NET INTEREST MARGIN (4)......                $  1,604    3.89%                $  1,595    4.00%
                                                                 ========   =====                 ========   =====
TAX EQUIVALENT NET INTEREST INCOME/
 NET INTEREST MARGIN (5)..........................               $  1,691    4.11%                $  1,679    4.22%
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

(5) Interest and yield are presented on a tax equivalent basis using 34% for 1998 and 1997.


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

For the three month period ending March 31, 1998 and 1997, the provision for loan losses was $20,000, compared to the $15,000 for the corresponding period in 1997.

Non-Interest Income

The following table sets forth, for the periods indicated, the major components of non-interest income:

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                                    ---------
                                                                1998        1997
                                                                ----        ----
                                                             (Dollars in Thousands)
Service charges and fees..................................    $    140    $    133
Trust department income...................................          25          21
Investment securities gain (loss) - net...................           0           0
Other.....................................................          29          14
                                                              --------    --------
     Total................................................    $    194    $    168
                                                              ========    ========


For the three months ended March 31, 1998, total non-interest income increased $26,000, to $194,000 compared with $168,000 for the three months ended March 31, 1997. The increase is generally the result of increases in all areas. Specifically, the more significant increases were attributable to a surcharge fee on non-Bank customers using the Bank's ATM's which resulted in a $12,400 increase to non-interest income. Additionally, a new fee for customers wishing to have cancelled checks returned was introduced reflecting an increase of $3,000.


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

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                                    ---------
                                                                1998        1997
                                                                ----        ----
                                                             (Dollars in Thousands)
Salaries and wages.......................................     $    455    $    423
Employee benefits........................................          162         152
Net occupancy expense....................................           89          94
Furniture and equipment expense..........................          130         103
FDIC insurance...........................................            4           5
State shares tax.........................................           40          36
Other expense............................................          333         273
                                                              --------    --------
     Total...............................................     $  1,213    $  1,086
                                                              ========    ========

Salary and employee benefits expense increased 7.30% due primarily to employee annual increases and promotions within the Bank as well as increased costs of employee benefit plans. Similarly, furniture and equipment expense increased 26.21% over 1997 for service on equipment and depreciation on newly acquired data processing equipment. This equipment acquisition is a result of a conversion which occurred in the first quarter of 1998.

CCFNB data processing is now being done in-house rather than having a third party processor. The data processing transition is also satisfying Year 2000 compliance issues that were necessary. Improved flexibility and efficiency are positive by-products of this conversion.

Other expenses increased 21.98% from $273,000 at March 31, 1997 to $333,000 at March 31, 1998 mainly due to costs associated with the data processing conversion. Shown below is a comparison of other expenses for March 31, 1997 to March 31, 1998:


                                                MARCH 31,   MARCH 31,   AMOUNT OF
                                                  1997        1998      INCREASE
                                                  ----        ----      --------
Off premise posting.........................    $ 41,000    $ 51,000    $ 10,000
Supplies....................................    $ 28,700    $ 36,700       8,000
Third party provider buyout.................    $      0    $ 22,500      22,500
Postage.....................................    $ 21,000    $ 25,500       4,500
Legal and professional......................    $ 22,900    $ 26,100       3,200
Debit and ATM card expense..................    $ 17,200    $ 23,800       6,600
                                                                        --------
                                                                        $ 54,800
                                                                        ========


The data processing associated expenses include off premise posting which will no longer be incurred beginning April 1998; supplies, third pary provider buyout and legal and professional, which consists of back-up professional services in the event of computer failure. Although the data processing conversion will effect the profit for 1998 it is anticipated that the savings on not having a third party provider will offset most of these increased expenses going forward.

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

The Company exceeds all minimum capital requirements as reflected in the following table:

                                           MARCH 31, 1998       DECEMBER 31, 1997
                                           --------------       -----------------
                                                     MINIMUM               MINIMUM
                                         CALCULATED  STANDARD  CALCULATED  STANDARD
                                           RATIOS     RATIOS     RATIOS     RATIOS
                                           ------     ------     ------     ------
Risk Based Ratios:
Tier I Capital to risk-weighted assets..   20.97%      4.00%     20.98%      4.00%
Total Qualifying Capital to
  risk-weighted assets..................   21.83%      8.00%     21.84%      8.00%


Additionally, certain other ratios also provide capital analysis as follows:

                                                                   MARCH   DECEMBER
                                                                 31, 1998  31, 1997
                                                                 --------  --------
Tier I Capital to total assets..............................      12.69%    13.15%
Tier II Capital to total assets.............................      13.21%    12.63%


Management believes that the Bank's current capital position and liquidity positions are strong and that its capital position is adequate to support its operations.

Year 2000

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

The Bank will utilize both internal and external resources to reprogram, or replace, and test the software for Year 2000 modifications. The Bank plans to complete the Year 2000 project no later than December 31, 1998. The Bank has already spent $193,600 and anticipates it will spend $215,450 to complete the Year 2000 project. These costs are considered manageable by the Bank and are being funded through operating cash flows. The costs will not have a material effect on the results of operations in 1998 or beyond.

The time-lines and costs are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material difference include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes and similar uncertainties.

The Corporation and the Bank are aggressively addressing the Year 2000 Issue. This issue is far-reaching in that it encompasses computer systems, microchips, anything with time elements, and forces the Bank to ask each vendor, customer, and third party provider if they are also ready for the millennium, which is fast approaching.

A Senior Vice President has been given the responsibility for Y2K compliance. A committee has been selected consisting of Board Members and Officers who have been meeting for several months addressing this issue.

Letters have been sent to vendors requesting, in writing, their effort to be in compliance with Y2K. A select group of commercial customers have been sent letters explaining the Y2K issues and asking them to be certain to address this very important issue. The Bank has also offered to help with any questions. Notices are being placed in each Bank lobby alerting the public to this issue. Also, verbiage will be on each deposit statement concerning the Y2K issue.

A time-line has been created for this project. All letters were mailed by March 15, 1998 and all compliance letters will be in our files by June 30, 1998. December 31, 1998 is the deadline for compliance on all levels. Testing will continues until the Bank is assured all critical systems are confirmed to be Y2K compliant.

Vendors and systems have been placed in priority order as to importance. Most of the third party vendors that are most crucial have communicated with us stating they are Y2K compliant and testing on their systems will continue.

Our insurance carrier has been contacted and we are working closely with it to prudently assess the Bank's needs and take the appropriate steps to protect the Bank.

Contingency plans have been discussed and will be written on any systems that do not comply or are questionable as to their compliance.

The Bank will be diligent in its quest for assurance of compliance and will change vendors, if necessary, to ensure a smooth change to the millennium and continuity of banking operations and profit growth.

National bank examiners are reviewing all banks for their compliance with these issues and the Corporation and the Bank welcome these reviews and any assistance they will provide.

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




                                      CCFNB BANCORP, INC.
                                         (Registrant)




                                      By /s/ Paul E. Reichart
                                         --------------------
                                         Paul E. Reichart
                                         President & CEO

                                      Date:  May 11, 1998




                                      By /s/ Virginia D. Kocher
                                         ----------------------
                                         Virginia D. Kocher
                                         Treasurer

                                      Date: May 11, 1998