Form 10-Q
period 1998-06-30
CCFNB BANCORP INC
filed 1998-08-11
CIK 731122

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q



[X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

For the quarterly period ended June 30, 1998


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


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirings for the past 90 days. Yes X No ___


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 1,376,794 shares of $1.25
(par) common stock were outstanding as of July 24, 1998.

                       CCFNB BANCORP, INC. AND SUBSIDIARY

                                  JUNE 30, 1998

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


CCFNB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)
UNAUDITED

                                                                           JUNE     DECEMBER
                                                                         30, 1998   31, 1997
                                                                         --------   --------
      ASSETS
      Cash and due from banks.........................................   $  4,332   $  4,735
      Interest-bearing deposits with other banks......................      3,718        582
      Federal funds sold..............................................      1,000          0
      Investment securities:
        Securities to be held to maturity, estimated fair value of
          $570 and $726...............................................        565        720
        Securities available for sale carried at estimated fair value.     44,859     43,142
      Loans, net of unearned income...................................    115,476    119,045
      Allowance for loan losses.......................................        920        901
                                                                         --------   --------
        Net loans.....................................................   $114,556   $118,144
      Premises and equipment..........................................      5,785      5,146
      Other real estate owned.........................................         24          0
      Accrued interest receivable.....................................        964        938
      Other assets....................................................        610        459
                                                                         --------   --------
           TOTAL ASSETS...............................................   $176,413   $173,866
                                                                         ========   ========

      LIABILITIES AND STOCKHOLDERS' EQUITY
      LIABILITIES
      Deposits:
        Non-interest bearing..........................................   $ 11,356   $ 12,138
        Interest bearing..............................................    119,224    115,581
                                                                         --------   --------
           Total Deposits.............................................   $130,580   $127,719
      Short-term borrowings...........................................     19,730     22,362
      Long-term borrowings............................................      2,294        440
      Accrued interest and other expenses.............................      1,086      1,141
      Other liabilities...............................................        125         99
                                                                         --------   --------
           TOTAL LIABILITIES..........................................   $153,815   $151,761
                                                                         --------   --------

      STOCKHOLDERS' EQUITY
      Common stock, par value $1.25 per share; Authorized 5,000,000
        shares; issued 1,382,433 shares...............................   $  1,728   $  1,728
      Surplus.........................................................      5,860      5,854
      Retained earnings...............................................     14,968     14,407
      Unrealized gain on investment securities available for sale,
        net of tax....................................................        222        142
      Less treasury stock, at cost, 5,639 shares in 1998 and
        1,183 shares in 1997..........................................       (180)       (26)
                                                                         --------   --------
           TOTAL STOCKHOLDERS' EQUITY.................................   $ 22,598   $ 22,105
                                                                         --------   --------
           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.................   $176,413   $173,866
                                                                         ========   ========


The accompanying notes are an integral part of these consolidated financial statements.

CCFNB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS EXCEPT PER SHARE DATA)
UNAUDITED

                                                            FOR THE SIX       FOR THE THREE
                                                           MONTHS ENDING      MONTHS ENDING
                                                              JUNE 30,           JUNE 30,
                                                              --------           --------
                                                           1998     1997      1998     1997
                                                           ----     ----      ----     ----
      INTEREST INCOME
      Interest and fees on loans:
        Taxable.......................................    $ 4,768  $ 4,774   $ 2,372  $ 2,402
        Tax exempt....................................         57       72        28       37
      Interest and dividends on investment securities:
        Taxable interest..............................        954      844       486      455
        Tax exempt interest...........................        311      250       171      122
        Dividends.....................................         10       30         5       15
      Interest on federal funds sold..................          4       74         4       37
      Interest on deposits in other banks.............        105       90        40       35
                                                          -------  -------   -------  -------
           TOTAL INTEREST INCOME......................    $ 6,209  $ 6,134   $ 3,106  $ 3,103
                                                          -------  -------   -------  -------

      INTEREST EXPENSE
      Interest on deposits............................    $ 2,421  $ 2,444   $ 1,217  $ 1,230
      Interest on short-term borrowings...............        541      463       254      245
      Interest on long-term borrowings................         40        9        32        5
                                                          -------  -------   -------  -------
           TOTAL INTEREST EXPENSE.....................    $ 3,002  $ 2,916   $ 1,503  $ 1,480
                                                          -------  -------   -------  -------

      Net interest income.............................    $ 3,207  $ 3,218   $ 1,603  $ 1,623
      Provision for loan losses.......................         39       30        19       15
                                                          -------  -------   -------  -------
        NET INTEREST INCOME AFTER PROVISION FOR
          LOAN LOSSES.................................    $ 3,168  $ 3,188   $ 1,584  $ 1,608
                                                          -------  -------   -------  -------

      NON-INTEREST INCOME
      Service charges and fees........................    $   282  $   270   $   142  $   137
      Trust department income.........................         63       44        38       23
      Other income....................................        120       33        91       19
                                                          -------  -------   -------  -------
           TOTAL NON-INTEREST INCOME..................    $   465  $   347   $   271  $   179
                                                          -------  -------   -------  -------

      NON-INTEREST EXPENSES
      Salaries and wages..............................    $   953  $   851   $   498  $   428
      Pensions and other employee benefits............        315      301       153      149
      Occupancy expense, net..........................        175      184        86       90
      Furniture and equipment expense.................        270      209       140      106
      Other operating expenses........................        750      671       373      357
                                                          -------  -------   -------  -------
           TOTAL NON-INTEREST EXPENSES................    $ 2,463  $ 2,216   $ 1,250  $ 1,130
                                                          -------  -------   -------  -------

      Income before income taxes......................    $ 1,170  $ 1,319   $   605  $   657
      Income tax expense..............................        289      350       149      177
                                                          -------  -------   -------  -------
          NET INCOME..................................    $   881  $   969   $   456  $   480
                                                          =======  =======   =======  =======

      NET INCOME PER SHARE............................    $   .64  $   .70   $   .33  $   .35


The accompanying notes are an integral part of these consolidated financial statements.

CCFNB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
UNAUDITED

                                                                             FOR THE SIX MONTHS
                                                                              ENDING JUNE 30,
                                                                              1998       1997
                                                                              ----       ----
   OPERATING ACTIVITIES
   Net income.............................................................  $    881  $    969
   Adjustments to reconcile net income to net cash provided by operating activities:
      Provision for loan losses...........................................        39        30
      Provision for depreciation and amortization.........................       254       183
      Premium amortization on investment securities.......................        43         4
      Discount accretion on investment securities.........................       (16)      (12)
      Deferred income taxes (benefit).....................................        (4)        4
      (Gain) loss on sale of premises and equipment.......................         0         3
      Loss on impairment of bank premises.................................         0         9
      (Increase) decrease in accrued interest receivable and other assets.      (177)     (102)
      Increase (decrease) in accrued interest and other expenses
        and other liabilities.............................................       (65)      (33)
                                                                            --------  --------
        NET CASH PROVIDED BY OPERATING ACTIVITIES.........................  $    955  $  1,055
                                                                            --------  --------

   INVESTING ACTIVITIES
   Proceeds from sales, maturities and redemptions of investment securities available for sale........................................  $ 14,699  $  7,195
   Proceeds from maturities and redemptions of held to maturity
     investment securities................................................       155       250
   Purchase of investment securities available for sale...................   (16,322)  (10,839)
   Net (increase) decrease in loans.......................................     3,525      (939)
   Purchases of premises and equipment....................................      (894)      (94)
   Proceeds from sale of premises and equipment...........................         0        12
                                                                            --------  --------
        NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES...............  $  1,163  $ (4,415)
                                                                            --------  --------

   FINANCING ACTIVITIES
   Net increase (decrease) in deposits....................................  $  2,861  $ (2,580)
   Net increase (decrease) in short-term borrowings.......................    (2,632)    3,235
   Net increase (decrease) in long-term borrowings........................     1,854       (47)
   Proceeds from issuance of common stock.................................        72        74
   Acquisition of treasury stock..........................................      (230)      (61)
   Proceeds from sale of treasury stock...................................        10         0
   Cash dividends paid....................................................      (320)     (321)
                                                                            --------  --------
        NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES...............  $  1,615  $    300
                                                                            --------  --------
        INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS..................  $  3,733  $ (3,060)
   CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.......................     5,317    11,359
                                                                            --------  --------
         CASH AND CASH EQUIVALENTS AT END OF PERIOD.......................  $  9,050  $  8,299
                                                                            ========  ========

   SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash paid during the year for:
     Interest.............................................................  $  3,014  $  2,939
     Income taxes.........................................................  $    296  $    414

The accompanying notes are an integral part of these consolidated financial statements.

CCFNB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1998
UNAUDITED

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


NOTE 3 - The results of operations for the six month period ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.


NOTE 4 - Net income per share of common stock for the interim periods is based on the weighted average number of shares for each period; 1998 - 1,381,062 shares and 1997 - 1,382,094 shares.

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

     The following table presents the changes in the allowance for credit losses:

                                                                   IN THOUSANDS
           Balance at January 1, 1998............................   $    901
           Provisions charged to operations......................         39
           Loans charged off.....................................         48
           Recoveries............................................         28
                                                                    --------
           Balance at June 30, 1998..............................   $    920
                                                                    ========

     At July 24, 1998 no loans were considered impaired as defined by Statement No. 114. Accordingly, no additional charge to operations was required since the total allowance for loan losses was estimated by management to be adequate to provide for the loan loss allowance under Statement No. 114 as well as any other potential loan losses.


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

                       CCFNB BANCORP, INC. AND SUBSIDIARY
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Consolidated Summary of Operations
----------------------------------
(Dollars in Thousands, except for per share data)

                                            AT AND FOR THE SIX MONTHS
                                            -------------------------
                                                 ENDED JUNE 30,      ---------AT AND FOR THE YEARS ENDED DECEMBER 31,----------
                                                 --------------               ---------------------------------------
                                                1998        1997        1997        1996        1995        1994        1993
                                                ----        ----        ----        ----        ----        ----        ----
   Income and Expense:
     Interest income.......................  $    6,209  $    6,134  $   12,498  $   11,844  $   11,466  $   10,459  $    9,914
     Interest expense......................       3,002       2,916       5,976       5,588       5,557       4,785       4,634
                                             ----------  ----------  ----------  ----------  ----------  ----------  ----------
     Net interest income...................       3,207       3,218       6,522       6,256       5,909       5,674       5,280
     Loan loss provision...................          39          30          60          80          42         160         105
                                             ----------  ----------  ----------  ----------  ----------  ----------  ----------
     Net interest income after loan loss
       provision...........................       3,168       3,188       6,462       6,176       5,867       5,514       5,175
     Non-interest income...................         465         347         804         762         693         569         568
     Non-interest expense..................       2,463       2,216       4,492       4,450       4,374       3,958       3,763
                                             ----------  ----------  ----------  ----------  ----------  ----------  ----------
     Income before income taxes............       1,170       1,319       2,774       2,488       2,186       2,125       1,980
     Income taxes..........................         289         350         749         664         561         560         497
     Change in accounting principle........           0           0           0           0           0           0         196
                                             ----------  ----------  ----------  ----------  ----------  ----------  ----------
     Net income............................         881         969       2,025       1,824       1,625       1,565       1,679
                                             ==========  ==========  ==========  ==========  ==========  ==========  ==========
   Per Share: (1)
     Net income after change in accounting
       principle (2).......................  $      .64  $      .70  $     1.47  $     1.33  $     1.19  $     1.35  $     1.51
     Cash dividends paid...................        .289        .232         .46         .45         .45         .42         .40
     Average shares outstanding............   1,376,794   1,374,159   1,381,800   1,375,875   1,367,595   1,163,199   1,109,837

   Average Balance Sheet:
     Loans.................................  $  116,746  $  116,428  $  116,771  $  112,341  $  111,980  $  100,628  $   88,347
     Investments...........................      44,884      37,743      40,307      39,248      37,063      41,410      42,083
     Other earning assets..................       4,072       6,189       5,053       3,739       1,727       2,696       3,659
     Total assets..........................     175,580     169,009     171,159     164,512     157,957     151,752     143,096
     Deposits..............................     129,221     129,371     117,086     117,414     116,495     115,071     117,105
     Other interest-bearing liabilities....      22,838      18,168      20,198      14,860      11,766      11,014      12,332
     Shareholders' equity..................      22,247      20,306      20,690      19,512      18,067      13,736      12,739

   Balance Sheet Data:
     Loans.................................     115,476     116,495     119,045     115,590     111,831     109,800      96,423
     Investments...........................      45,424      40,705      43,862      37,407      40,384      39,323      44,542
     Other earning assets..................       4,718       3,831         582       6,856         385       4,174       3,491
     Total assets..........................     176,413     171,255     173,866     170,086     162,066     157,124     152,386
     Deposits..............................     130,580     128,820     127,719     131,400     128,985     126,864     124,023
     Other interest-bearing liabilities....      22,024      20,139      22,802      16,951      12,430      11,910      14,317
     Shareholders' equity..................      22,598      21,251      22,105      20,657      19,512      17,650      13,452

   Ratios: (3)
     Return on average assets..............       1.00%       1.15%       1.18%       1.11%       1.03%       1.03%       1.17%
     Return on average equity..............       7.92%       9.54%       9.79%       9.35%       8.99%      11.39%      13.18%
     Dividend payout ratio.................      36.32%      32.90%      31.65%      33.95%      34.35%      36.54%      26.44%
     Average equity to average assets ratio      12.67%      12.01%      12.71%      11.86%      11.44%       9.05%       8.90%

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

Overview

Total assets increased 1.4% to $176.4 million at June 30, 1998, from $173.9 million at December 31, 1997. Net income decreased 9.1% through June 30, 1998 to $881,000, or $.64 per share, compared to $969,000, or $.70 per share for the same six month period ended June 30, 1997. Loans decreased in 1998 by 2.9% to $115.5 million at June 30, 1998 from $119 million at December 31, 1997.

Results of Operations - For the Six Months Ended June 30, 1998 and June 30,
1997.

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

Net income for the six months ended June 30, 1998 was $881,000, or $.64 per share, as compared to $969,000, or $.70 per share, for the comparable period in 1997. The principal factor for the decrease was due to a 10.1% increase in salaries and benefit expense; a 29.2% increase in furniture and equipment expense and a 11.8% increase in other expenses offset by a net increase in non-interest income of 34%.

Return on average assets and return on average equity were 1.00% and 7.92%, respectively, for the six months ended June 30, 1998, as compared to 1.15% and 9.54%, respectively, for the comparable period in 1997.

Net Interest Income

For the six months ended June 30, net interest income was $3.2 million for 1998 and 1997. The net interest margin reflected a decrease to 4.10% for the six months ended June 30, 1998 from 4.22% for the comparable period in 1997. Average interest earning assets at June 30, 1998 increased by 3.33% over 1997.

Average loans outstanding increased from $116.4 million to $116.7 million or
 .3%, for the six months ended June 30, 1998, as compared to the six months ended June 30, 1997. The outstanding balance of loans at June 30, 1998, decreased from $119 million at December 31, 1997 to $115.5 million at June 30, 1998. A .4% decrease in income on loans from $4,846 million at June 30, 1997 to $4,825 million at June 30, 1998 occurred.

Shown below is a summary of past due and non-accrual loans:

                                                                   IN THOUSANDS OF DOLLARS
                                                                   -----------------------
                                                                       JUNE     DECEMBER
                                                                     30, 1998   31, 1997
                                                                     --------   --------
           Past due and non-accrual:
             Days 30 - 89.........................................   $    725   $  1,331
             Days 90 plus.........................................        638        628
             Non-accrual..........................................        219         69
                                                                     --------   --------
                                                                     $  1,582   $  2,028
                                                                     ========   ========

Past due and non-accrual loans decreased 20% from $2.0 million at December 31, 1997 to $1.6 million at June 30, 1998.

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

The following analysis provides a schedule of loan maturities/interest rate sensitivities. This schedule presents a repricing and maturity analysis as required by the FFIEC:

                                                                             IN THOUSANDS
                                                                              OF DOLLARS
                                                                              ----------
                 MATURITY AND REPRICING DATA FOR LOANS AND LEASES            JUNE 30, 1998
                 ------------------------------------------------            -------------
      Closed-end loans secured by first liens on 1-4 family residential properties with a remaining maturity or repricing frequency of:
          (1) Three months or less...........................................   $  2,732
          (2) Over three months through 12 months............................     12,543
          (3) Over one year through three years..............................     26,730
          (4) Over three years through five years............................      2,745
          (5) Over five years through 15 years...............................     10,917
          (6) Over 15 years..................................................      2,663
      All loans and leases other than closed-end loans secured by first liens on 1-4 family residential properties with a remaining maturity or repricing frequency of:
          (1) Three months or less...........................................     18,077
          (2) Over three months through 12 months............................     11,144
          (3) Over one year through three years..............................     12,210
          (4) Over three years through five years............................      6,326
          (5) Over five years through 15 years...............................      8,072
          (6) Over 15 years..................................................      1,557
                                                                                --------
             Sub-total.......................................................   $115,716
      Add:  non-accrual loans not included above.............................        219
      Less:  unearned income.................................................        459
                                                                                --------
             Total Loans and Leases..........................................   $115,476
                                                                                ========

Interest income from investment securities reflects a 18.2% increase comparing $1.3 million for the six months ended June 30, 1998, and the $1.1 million for the comparable period of 1997. The average balance of investment securities for the six months ended June 30, 1998 increased 19.1% to $44.9 million, compared to the $37.7 million for the same period of 1997.

Total interest expense increased $86,000 or 3.4% for the first six months of 1998, as compared to the first six months of 1997. This increase in interest expense reflects an increase in interest cost for repurchase agreements resulting from the 18.9% increase in the average balance of repurchase agreements when comparing June 30, 1997 to June 30, 1998.

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


Average Balance Sheet and Rate Analysis
---------------------------------------
(Dollars in Thousands)

                                                             ------------JUNE 1998---------   ------------JUNE 1997---------
                                                                         ---------                        ---------
                                                                         INTEREST   AVERAGE               INTEREST   AVERAGE
                                                              AVERAGE     INCOME/    YIELD/    AVERAGE     INCOME/    YIELD/
                                                             BALANCE(1)  EXPENSE(2)   RATE    BALANCE(1)  EXPENSE(2)   RATE
                                                             ----------  ----------   ----    ----------  ----------   ----
         ASSETS:
         Interest bearing deposits with other financial
           institutions....................................   $  3,834    $    105    5.48%    $  3,438    $     90    5.24%
         Investment securities:
           U.S. government securities......................     30,662         913    5.96%      25,913         796    6.14%
           State and municipal obligations (3).............     12,404         311    7.60%       9,396         251    8.09%
           Other securities................................      1,818          51    5.61%       2,434          77    6.33%
                                                              --------    --------   ------    --------    --------   ------
         Total Investment Securities.......................   $ 44,884    $  1,275    5.68%    $ 37,743    $  1,124    5.96%
         Federal funds sold................................        238           6    5.04%       2,751          74    5.38%
         Consumer..........................................      8,879         402    9.06%       8,727         398    9.12%
         Dealer floor plan.................................      2,194          95    8.66%       1,677          71    8.47%
         Mortgage..........................................     98,081       3,995    8.15%      97,106       3,992    8.22%
         Commercial........................................      5,676         276    9.73%       6,479         313    9.66%
         Tax free (3)......................................      1,916          57    9.01%       2,439          72    8.94%
                                                              --------    --------   ------    --------    --------   ------
         Total loans.......................................   $116,746    $  4,825    8.27%    $116,428    $  4,846    8.32%
         Total interest earning assets.....................    165,702       6,211    7.50%     160,360       6,134    7.65%
                                                              --------    --------   ------    --------    --------   ------
         Reserve for loan losses...........................   $   (920)                        $   (913)
         Cash and due from banks...........................      1,672                            1,224
         Other assets......................................      9,126                            8,338
                                                              --------                         --------
         Total assets......................................   $175,580                         $169,009
                                                              ========                         ========

                                                             ------------JUNE 1998---------   ------------JUNE 1997----------
                                                                         ---------                        ---------
                                                                         INTEREST   AVERAGE               INTEREST   AVERAGE
                                                              AVERAGE     INCOME/    YIELD/    AVERAGE     INCOME/    YIELD/
                                                             BALANCE(1)  EXPENSE(2)   RATE    BALANCE(1)  EXPENSE(2)   RATE
                                                             ----------  ----------   ----    ----------  ----------   ----
         LIABILITIES AND CAPITAL:
         SUPER NOW deposits................................   $ 20,068    $    178    1.77%    $ 19,429    $    203    2.09%
         IRA...............................................      8,070         206    5.11%       8,181         203    4.96%
         Money market deposits.............................     11,754         171    2.91%      12,591         184    2.92%
         Savings deposits..................................     20,685         270    2.61%      21,812         289    2.65%
         Time deposits over $100,000.......................     10,901         323    5.93%      11,737         342    5.83%
         Other time deposits...............................     46,313       1,273    5.50%      43,882       1,223    5.57%
                                                              --------    --------   ------    --------    --------   ------
         Total interest bearing deposits...................   $117,791    $  2,421    4.11%    $117,632    $  2,444    4.16%
                                                              --------    --------   ------    --------    --------   ------
         FHLB..............................................         11           0    0.00%           0           0    0.00%
         Other borrowed funds..............................        527          14    5.31%         591          15    5.08%
         Long-term borrowings..............................      1,739          40    4.60%         275           8    5.82%
         Repurchase agreements.............................     20,572         527    5.12%      17,302         449    5.19%
                                                              --------    --------   ------    --------    --------   ------
         Total interest bearing liabilities................   $140,640    $  3,002    4.27%    $135,800    $  2,916    4.29%
                                                              --------    --------   ------    --------    --------   ------
         Demand deposits...................................   $ 11,430                         $ 11,739
         Other liabilities.................................      1,263                            1,164
         Stockholders' equity..............................     22,247                           20,306
                                                              --------                         --------
         Total liabilities and capital.....................   $175,580                         $169,009
                                                              ========                         ========
         NET INTEREST INCOME/NET INTEREST MARGIN (4)......                $  3,209    3.87%                $  3,218    4.01%
                                                                          ========    =====                ========    =====
         TAX EQUIVALENT NET INTEREST INCOME/
          NET INTEREST MARGIN (5)..........................               $  3,399    4.10%                $  3,384    4.22%
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

For the six month period ending June 30, 1998, the provision for loan losses was $39,000, compared to the $30,000 for the corresponding period in 1997.

Non-Interest Income

The following table sets forth, for the periods indicated, the major components of non-interest income:

                                                                      SIX MONTHS ENDED
                                                                          JUNE 30,
                                                                          --------
                                                                      1998        1997
                                                                      ----        ----
                                                                   (Dollars in Thousands)
      Service charges and fees..................................    $    282    $    270
      Trust department income...................................          63          44
      Investment securities gain (loss) - net...................           0           0
      Other.....................................................         120          33
                                                                    --------    --------
           Total................................................    $    465    $    347
                                                                    ========    ========

For the six months ended June 30, 1998, total non-interest income increased $118,000, to $465,000 compared with $347,000 for the six months ended June 30, 1997. The increase is generally the result of increases in all areas. Specifically, the more significant increases were attributable to a surcharge fee on non-Bank customers using the Bank's ATM's which resulted in a $25,300 increase to non-interest income. Additionally, a new fee for customers wishing to have cancelled checks returned was introduced reflecting an increase of $8,000.

Gross commissions earned on a result of brokerage and investment services, which commenced in 1997, totalled $55,000 at June 30, 1998 and $0 at June 30, 1997. The net income derived after recognition of payroll and other related expense for this new operation was $13,000 for the first six months of 1998 and $0 for the same period in 1997.


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

                                                                      SIX MONTHS ENDED
                                                                          JUNE 30,
                                                                          --------
                                                                      1998        1997
                                                                      ----        ----
                                                                   (Dollars in Thousands)
      Salaries and wages.......................................     $    953    $    851
      Employee benefits........................................          315         301
      Net occupancy expense....................................          175         184
      Furniture and equipment expense..........................          270         209
      FDIC insurance...........................................            8           8
      State shares tax.........................................           84          74
      Other expense............................................          658         589
                                                                    --------    --------
           Total...............................................     $  2,463    $  2,216
                                                                    ========    ========

Salary and employee benefits expense increased 10.1% due primarily to employee annual increases and promotions within the Bank as well as increased costs of employee benefit plans. Additionally, a commission relationship with brokerage and investment service reflected costs of $29,600 for the first six months of 1998 compared to $0 for 1997. Similarly, furniture and equipment expense increased 29.2% over 1997 for service on equipment and depreciation on newly acquired data processing equipment. This equipment acquisition is a result of a conversion which began in the first quarter of 1998.

CCFNB data processing is now being done in-house rather than having a third party processor. The data processing transition will also satisfy Year 2000 compliance issues that are necessary. Improved flexibility and efficiency are positive by-products of this conversion.

Other expenses including F.D.I.C. Insurance and State Shares Tax increased 11.8% from $671,000 at June 30, 1997 to $750,000 at June 30, 1998 mainly due to costs associated with the data processing conversion. Shown below is a comparison of data processing associated other expenses for June 30, 1997 to June 30, 1998:

                                                                              AMOUNT OF
                                                      JUNE 30,    JUNE 30,    INCREASE/
                                                        1998        1997      DECREASE
                                                        ----        ----      --------
      Off premise posting.........................      $69         $82         $(13)
      Supplies....................................      $79         $56           23
      Third party provider buyout/Y2K compliance..      $45         $ 0           45
      Postage.....................................      $44         $47           (3)
      Legal and professional......................      $53         $48            5
      Debit and ATM card expense..................      $46         $39            7
                                                                                ----
                                                                                $ 64
                                                                                ====

The data processing associated expenses includes off premise posting which has begun to decrease supplies, third pary provider buyout and legal and professional, which consists of back-up professional services in the event of computer failure. Although the data processing conversion will effect the profit for 1998 it is anticipated that the savings on not having a third party provider will offset most of these increased expenses going forward. Postage decrease is attributable to checks no longer being returned to customers beginning in February 1998.

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

The Company exceeds all minimum capital requirements as reflected in the following table:

                                                  JUNE 30, 1998       DECEMBER 31, 1997
                                                  -------------       -----------------
                                                           MINIMUM               MINIMUM
                                               CALCULATED  STANDARD  CALCULATED  STANDARD
                                                 RATIOS     RATIOS     RATIOS     RATIOS
                                                 ------     ------     ------     ------
      Risk Based Ratios:
      Tier I Capital to risk-weighted assets..   21.15%      4.00%     20.98%      4.00%
      Total Qualifying Capital to
        risk-weighted assets..................   22.01%      8.00%     21.84%      8.00%

Additionally, certain other ratios also provide capital analysis as follows:

                                                                         JUNE   DECEMBER
                                                                       30, 1998  31, 1997
                                                                       --------  --------
      Tier I Capital to total assets..............................      12.81%    12.63%
      Tier II Capital to total assets.............................      13.33%    13.15%


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

Another consideration is the fact that there can be no guarantee that the systems of other companies on which the Bank's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Bank's systems, would not have a material adverse effect on the Bank. Bancorp management is engaging in due diligence to assure that these possibilities will not occur. The Bank has determined it has no exposure to contingencies related to the Year 2000 Issue for its products offered to its customers.

The Bank will utilize both internal and external resources to reprogram, or replace, and test the software for Year 2000 modifications. The Bank plans to complete the Year 2000 project no later than December 31, 1998. The Bank has already spent approximately $200,000 and anticipates it will spend $244,900 to complete the Year 2000 project. This estimated expenditure of $244,900 is over a three year period and includes equipment, Y2K software upgrades, technical support and staff time. These costs are considered manageable by the Bank and are being funded through operating cash flows. The costs will not have a material effect on the results of operations in 1998 or beyond.

The time-lines and costs are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes and similar uncertainties.

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

Letters have been sent to vendors requesting, in writing, their effort to be in compliance with Y2K. A select group of commercial customers have been sent letters explaining the Y2K issues and asking them to be certain to address this very important issue. The Bank has also offered to help with any questions. Notices have been placed in each Bank lobby alerting the public to this issue. Also, verbiage has been placed on each deposit statement concerning the Y2K issue.

A time-line has been created for this project. All letters were mailed by March 15, 1998 and compliance letters were received by June 30, 1998. December 31, 1998 is the deadline for compliance on all levels. Testing will continue until the Bank is assured all critical systems are confirmed to be Y2K compliant.

Vendors and systems have been placed in priority order as to importance. The third party vendors that are most crucial have communicated with us stating they are Y2K compliant and testing on their systems is continuing.

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




                          CCFNB BANCORP, INC.
                             (Registrant)




                          By /s/ Paul E. Reichart
                             ---------------------------------
                             Paul E. Reichart
                             President & CEO

                          Date:  August 11, 1998




                          By /s/ Virginia D. Kocher
                             ---------------------------------
                             Virginia D. Kocher
                             Treasurer

                          Date: August 11, 1998