Form 10-Q
period 1998-09-30
CCFNB BANCORP INC
filed 1998-11-12
CIK 731122

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549

                                  FORM 10-Q



[X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998


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


          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 1,375,794 shares of $1.25 (par) common stock were outstanding as of October 29, 1998.

                      CCFNB BANCORP, INC. AND SUBSIDIARY

                              SEPTEMBER 30, 1998

                                  INDEX 10-Q

EXHIBIT 27 - FINANCIAL DATA SCHEDULE                                     NO PAGE
             -----------------------                                        #

PART I  - FINANCIAL INFORMATION:
          ---------------------

        - Consolidated Balance Sheets                                       1


        - Consolidated Statements of Income                                 2


        - Consolidated Statements of Cash Flows                             3


        - Notes to Consolidated Financial Statements                      4 - 6


        - Management's Discussion and Analysis of Consolidated
          Financial Condition and Results of Operations                   7 - 15



PART II - OTHER INFORMATION                                                16
          -----------------


SIGNATURES                                                                 17

CCFNB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)
UNAUDITED



                                                                   SEPTEMBER  DECEMBER
                                                                   30, 1998   31, 1997
                                                                   --------   --------

ASSETS
Cash and due from banks.........................................   $  3,736   $  4,735
Interest-bearing deposits with other banks......................      1,439        582
Federal funds sold..............................................      1,000          0
Investment securities:
  Securities to be held to maturity, estimated fair value of
    $569 and $726...............................................        565        720
  Securities available for sale carried at estimated fair value.     48,209     43,142
Loans, net of unearned income...................................    116,779    119,045
Allowance for loan losses.......................................        939        901
                                                                   --------   --------
  Net loans.....................................................   $115,840   $118,144
Premises and equipment..........................................      5,758      5,146
Other real estate owned.........................................         24          0
Accrued interest receivable.....................................        925        938
Other assets....................................................        596        459
                                                                   --------   --------
     TOTAL ASSETS...............................................   $178,092   $173,866
                                                                   ========   ========


LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits:
  Non-interest bearing..........................................   $ 11,983   $ 12,138
  Interest bearing..............................................    120,523    115,581
                                                                   --------   --------
     Total Deposits.............................................   $132,506   $127,719
Short-term borrowings...........................................     18,948     22,362
Long-term borrowings............................................      2,292        440
Accrued interest and other expenses.............................      1,140      1,141
Other liabilities...............................................        213         99
                                                                   --------   --------
     TOTAL LIABILITIES..........................................   $155,099   $151,761
                                                                   --------   --------

STOCKHOLDERS' EQUITY
Common stock, par value $1.25 per share; Authorized 5,000,000
  shares; issued 1,382,433 shares...............................   $  1,728   $  1,728
Surplus.........................................................      5,857      5,854
Retained earnings...............................................     15,298     14,407
Accumulated other comprehensive income..........................        328        142
Less treasury stock, at cost, 6,793 shares in 1998 and
  1,183 shares in 1997..........................................       (218)       (26)
                                                                   --------   --------
     TOTAL STOCKHOLDERS' EQUITY.................................   $ 22,993   $ 22,105
                                                                   --------   --------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.................   $178,092   $173,866
                                                                   ========   ========

     The accompanying notes are an integral part of these consolidated financial statements.

CCFNB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS EXCEPT PER SHARE DATA)
UNAUDITED


                                                     FOR THE NINE       FOR THE THREE
                                                     MONTHS ENDING      MONTHS ENDING
                                                     SEPTEMBER 30,      SEPTEMBER 30,
                                                     -------------      -------------
                                                     1998     1997      1998     1997
                                                     ----     ----      ----     ----
INTEREST INCOME
Interest and fees on loans:
  Taxable.......................................    $ 7,130  $ 7,231   $ 2,362  $ 2,457
  Tax exempt....................................         86      112        29       40
Interest and dividends on investment securities:
  Taxable interest..............................      1,445    1,327       491      483
  Tax exempt interest...........................        443      377       158      127
  Dividends.....................................         55       45        19       15
Interest on federal funds sold..................         20      102        16       28
Interest on deposits in other banks.............        154      124        49       34
                                                    -------  -------   -------  -------
     TOTAL INTEREST INCOME......................    $ 9,333  $ 9,318   $ 3,124  $ 3,184
                                                    -------  -------   -------  -------

INTEREST EXPENSE
Interest on deposits............................    $ 3,654  $ 3,675   $ 1,233  $ 1,231
Interest on short-term borrowings...............        804      747       263      284
Interest on long-term borrowings................         72       12        32        3
                                                    -------  -------   -------  -------
     TOTAL INTEREST EXPENSE.....................    $ 4,530  $ 4,434   $ 1,528  $ 1,518
                                                    -------  -------   -------  -------

Net interest income.............................    $ 4,803  $ 4,884   $ 1,596  $ 1,666
Provision for loan losses.......................         59       45        20       15
                                                    -------  -------   -------  -------
  NET INTEREST INCOME AFTER PROVISION FOR
    LOAN LOSSES.................................    $ 4,744  $ 4,839   $ 1,576  $ 1,651
                                                    -------  -------   -------  -------

NON-INTEREST INCOME
Service charges and fees........................    $   447  $   418   $   165  $   148
Trust department income.........................         90       67        27       23
Securities gain (losses) - net..................         21        0        21        0
Other income....................................        182       57        62       24
                                                    -------  -------   -------  -------
     TOTAL NON-INTEREST INCOME..................    $   740  $   542   $   275  $   195
                                                    -------  -------   -------  -------

NON-INTEREST EXPENSES
Salaries and wages..............................    $ 1,421  $ 1,289   $   468  $   438
Pensions and other employee benefits............        464      448       149      147
Occupancy expense, net..........................        251      286        76      102
Furniture and equipment expense.................        417      312       147      103
Other operating expenses........................      1,111    1,004       361      333
                                                    -------  -------   -------  -------
     TOTAL NON-INTEREST EXPENSES................    $ 3,664  $ 3,339   $ 1,201  $ 1,123
                                                    -------  -------   -------  -------

Income before income taxes......................    $ 1,820  $ 2,042   $   650  $   723
Income tax expense..............................        449      548       160      198
                                                    -------  -------   -------  -------
    NET INCOME..................................    $ 1,371  $ 1,494   $   490  $   525
                                                    =======  =======   =======  =======

NET INCOME PER SHARE............................    $   .99  $  1.08   $   .36  $   .38


The accompanying notes are an integral part of these consolidated financial statements.

CCFNB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
UNAUDITED

                                                                          FOR THE NINE MONTHS
                                                                          ENDING SEPTEMBER 30,
                                                                          --------------------
                                                                            1998      1997
                                                                            ----      ----

OPERATING ACTIVITIES
Net income.............................................................  $  1,371  $  1,494
Adjustments to reconcile net income to net cash provided by
 operating activities:
   Provision for loan losses...........................................        59        45
   Provision for depreciation and amortization.........................       389       275
   Premium amortization on investment securities.......................        64        11
   Discount accretion on investment securities.........................       (25)      (18)
   (Gain) loss on sale of investment securities........................       (21)        0
   Deferred income taxes (benefit).....................................        (4)        4
   (Gain) loss on sale of premises and equipment.......................         0         3
   Loss on impairment of bank premises.................................         0        15
   (Increase) decrease in accrued interest receivable and other assets.      (124)     (187)
   Increase (decrease) in accrued interest and other expenses
     and other liabilities.............................................        25        (1)
                                                                         --------  --------
     NET CASH PROVIDED BY OPERATING ACTIVITIES.........................  $  1,734  $  1,641
                                                                         --------  --------
INVESTING ACTIVITIES
Proceeds from sales, maturities and redemptions of investment securities available for sale........................................  $ 21,304  $  9,984
Proceeds from maturities and redemptions of held to maturity
  investment securities................................................       155       250
Purchase of investment securities available for sale...................   (26,111)  (17,459)
Net (increase) decrease in loans.......................................     2,221    (1,252)
Purchases of premises and equipment....................................    (1,001)     (120)
Proceeds from sale of premises and equipment...........................         0        12
                                                                         --------  --------
     NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES...............  $ (3,432) $ (8,585)
                                                                         --------  --------

FINANCING ACTIVITIES
Net increase (decrease) in deposits....................................  $  4,787  $ (3,493)
Net increase (decrease) in short-term borrowings.......................    (3,414)    7,287
Net increase (decrease) in long-term borrowings........................     1,852       (64)
Proceeds from issuance of common stock.................................       101       106
Acquisition of treasury stock..........................................      (300)      (92)
Proceeds from sale of treasury stock...................................        10        (3)
Cash dividends paid....................................................      (480)     (481)
                                                                         --------  --------
     NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES...............  $  2,556  $  3,260
                                                                         --------  --------
     INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS..................  $    858  $ (3,684)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.......................     5,317    11,359
                                                                         --------  --------
      CASH AND CASH EQUIVALENTS AT END OF PERIOD.......................  $  6,175  $  7,675
                                                                         ========  ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
  Interest.............................................................  $  4,517  $  4,440
  Income taxes.........................................................  $    441  $    588

     The accompanying notes are an integral part of these consolidated financial statements.

CCFNB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1998
UNAUDITED


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



NOTE 3 - The results of operations for the nine month period ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.



NOTE 4 - Net income per share of common stock for the interim periods is based on the weighted average number of shares for each period; 1998 - 1,379,506 shares and 1997 - 1,382,094 shares.



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

         The following table presents the changes in the allowance for credit losses:

                                                                      IN THOUSANDS
                                                                      ------------
              Balance at January 1, 1998............................   $    901
              Provisions charged to operations......................         59
              Loans charged off.....................................        (64)
              Recoveries............................................         43
                                                                       --------
              Balance at September 30, 1998.........................   $    939
                                                                       ========

         At September 30, 1998 no loans were considered impaired as defined by Statement No. 114. Accordingly, no additional charge to operations was required since the total allowance for loan losses was estimated by management to be adequate to provide for the loan loss allowance under Statement No. 114 as well as any other potential loan losses.

NOTE 6 - As of January 1, 1998 the Corporation adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and display of total nonowner changes in stockholders' equity. For the Corporation, total nonowner changes in stockholders' equity includes net income and unrealized gains and losses on the Corporation's available-for-sale securities. SFAS No. 130 did not have any effect on the Corporation's consolidated financial condition or operations.


         The following represents changes in stockholders' equity for the current year:

                                                                                                ACCUMULATED
                                                                                                  OTHER
                                          COMMON      COMMON            COMPREHENSIVE RETAINED COMPREHENSIVE TREASURY
                                          SHARES       STOCK     SURPLUS    INCOME    EARNINGS    INCOME      STOCK     TOTAL
                                          ------       -----     -------    ------    --------    ------      -----     -----
   Balance at January 1, 1998.........  1,382,433     $ 1,728    $ 5,854   $     0    $14,407    $   142     $  (26)   $22,105
   Comprehensive Income:
    Net income........................          0           0          0     1,371      1,371          0          0      1,371
    Other comprehensive income, net
     of tax:
      Change in unrealized gain (loss)
       on investment securities
       available for sale.............          0           0          0       186          0        186          0        186
                                                                           -------
            TOTAL COMPREHENSIVE INCOME                                     $ 1,557
   Issuance of 3,496 shares of common                                      =======
     stock under dividend reinvestment
     and stock purchase plans.........      3,496           4         98                    0          0          0        102
   Purchase of 9,539 shares of
     treasury stock...................          0           0          0                    0          0       (300)      (300)
   Sale of 453 shares of treasury
     stock............................          0           0          0                    0          0          9          9
   Retirement of 3,046 shares of
     treasury stock...................     (3,496)         (4)       (95)                   0          0         99          0
   Cash dividends $.348 per share.....          0           0          0                 (480)         0          0       (480)
---------     -------    -------              -------    -------     ------    -------
   Balance at September 30, 1998......  1,382,433     $ 1,728    $ 5,857              $15,298    $   328     $ (218)   $22,993
                                        =========     =======    =======              =======    =======     ======    =======

NOTE 7 - The consolidated interim financial statements have been prepared in accordance with requirements of Form 10-Q and therefore do not include all the disclosures normally required by generally accepted accounting principles, or those normally made in the Corporation's annual 10-K filing. The reader of these consolidated interim financial statements may wish to refer to the Corporation's annual report on Form 10-K for the period ended December 31, 1997, filed with the Securities and Exchange Commission.

                       CCFNB BANCORP, INC. AND SUBSIDIARY
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Consolidated Summary of Operations
----------------------------------
(Dollars in Thousands, except for per share data)

                                           AT AND FOR THE NINE MONTHS
                                           --------------------------
                                               ENDED SEPTEMBER 30,
                                               -------------------   ---------AT AND FOR THE YEARS ENDED DECEMBER 31,----------
                                                                              --------------------------------------
                                                1998        1997        1997        1996        1995        1994        1993
                                                ----        ----        ----        ----        ----        ----        ----
   Income and Expense:
     Interest income.......................  $    9,333  $    9,318  $   12,498  $   11,844  $   11,466  $   10,459  $    9,914
     Interest expense......................       4,530       4,434       5,976       5,588       5,557       4,785       4,634
                                             ----------  ----------  ----------  ----------  ----------  ----------  ----------
     Net interest income...................       4,803       4,884       6,522       6,256       5,909       5,674       5,280
     Loan loss provision...................          59          45          60          80          42         160         105
                                             ----------  ----------  ----------  ----------  ----------  ----------  ----------
     Net interest income after loan loss
       provision...........................       4,744       4,839       6,462       6,176       5,867       5,514       5,175
     Non-interest income...................         740         542         804         762         693         569         568
     Non-interest expense..................       3,664       3,339       4,492       4,450       4,374       3,958       3,763
                                             ----------  ----------  ----------  ----------  ----------  ----------  ----------
     Income before income taxes............       1,820       2,042       2,774       2,488       2,186       2,125       1,980
     Income taxes..........................         449         548         749         664         561         560         497
     Change in accounting principle........           0           0           0           0           0           0         196
                                             ----------  ----------  ----------  ----------  ----------  ----------  ----------
     Net income............................       1,371       1,494       2,025       1,824       1,625       1,565       1,679

                                             ==========  ==========  ==========  ==========  ==========  ==========  ==========
   Per Share: (1)
     Net income after change in accounting
       principle (2).......................  $      .99  $     1.08  $     1.47  $     1.33  $     1.19  $     1.35  $     1.51
     Cash dividends paid...................        .348        .348         .46         .45         .45         .42         .40
     Average shares outstanding............   1,379,506   1,382,201   1,381,800   1,375,875   1,367,595   1,163,199   1,109,837

   Average Balance Sheet:
     Loans.................................  $  116,402  $  116,458  $  116,771  $  112,341  $  111,980  $  100,628  $   88,347
     Investments...........................      45,676      39,211      40,307      39,248      37,063      41,410      42,083
     Other earning assets..................       3,736       5,585       5,053       3,739       1,727       2,696       3,659
     Total assets..........................     176,609     170,109     171,159     164,512     157,957     151,752     143,096
     Deposits..............................     130,143     129,172     117,086     117,414     116,495     115,071     117,105
     Other interest-bearing liabilities....      22,890      19,280      20,198      14,860      11,766      11,014      12,332
     Shareholders' equity..................      22,272      20,478      20,690      19,512      18,067      13,736      12,739

   Balance Sheet Data:
     Loans.................................     116,779     116,810     119,045     115,590     111,831     109,800      96,423
     Investments...........................      48,774      44,738      43,862      37,407      40,384      39,323      44,542
     Other earning assets..................       2,439       3,207         582       6,856         385       4,174       3,491
     Total assets..........................     178,092     174,924     173,866     170,086     162,066     157,124     152,386
     Deposits..............................     132,506     127,907     127,719     131,400     128,985     126,864     124,023
     Other interest-bearing liabilities....      21,240      24,174      22,802      16,951      12,430      11,910      14,317
     Shareholders' equity..................      22,993      21,746      22,105      20,657      19,512      17,650      13,452

   Ratios: (3)
     Return on average assets..............       1.03%       1.17%       1.18%       1.11%       1.03%       1.03%       1.17%
     Return on average equity..............       8.21%       9.73%       9.79%       9.35%       8.99%      11.39%      13.18%
     Dividend payout ratio.................      35.01%      32.06%      31.65%      33.95%      34.35%      36.54%      26.44%
     Average equity to average assets ratio      12.61%      12.04%      12.71%      11.86%      11.44%       9.05%       8.90%

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

Overview

Total assets increased 2.4% to $178.1 million at September 30, 1998, from $173.9 million at December 31, 1997. Net income decreased 6.7% through September 30, 1998 to $1.4 million, or $.99 per share, compared to $1.5 million, or $1.08 per share for the same nine month period ended September 30, 1997. Loans decreased in 1998 by 1.8% to $116.8 million at September 30, 1998 from $119 million at December 31, 1997.

Results of Operations - For the Nine Months Ended September 30, 1998 and September 30, 1997.

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

Net income for the nine months ended September 30, 1998 was $1.4 million, or $.99 per share, as compared to $1.5 million, or $1.08 per share, for the comparable period in 1997. Total interest income remained substantially unchanged at $9,333,000 through September 30, 1998 compared to $9,318,000 through September 30, 1997. However, interest expense increased from $4,434,000 at September 30, 1997 to $4,530,000 at September 30, 1998. The
increase in interest expense was attributable to a 7.6% increase on interest paid on short-term borrowings and the addition in 1998 of long-term borrowings reflecting an increase in this category of $60,000.

Non-interest income increased by 36.5% during the first nine months of 1998 compared to the first nine months of 1997. This increase was offset by a 12.1% increase in non-interest expense from $3.3 million at September 30, 1997 to $3.7 million at September 30, 1998. Specifics regarding the overall decrease in income will be explained in the following discussion.

Return on average assets and return on average equity were 1.03% and 8.21%, respectively, for the nine months ended September 30, 1998, as compared to 1.17% and 9.73%, respectively, for the comparable period in 1997.

Net Interest Income

For the nine months ended September 30, net interest income was $4.8 million for 1998 and $4.9 million for 1997. The net interest margin reflected a decrease to 4.09% for the nine months ended September 30, 1998 from 4.23% for the comparable period in 1997. Average interest earning assets at September 30, 1998 increased by 3.1% over 1997.

Average loans outstanding decreased slightly from $116.46 million to $116.40 million or .05%, for the nine months ended September 30, 1998, as compared to the nine months ended September 30, 1997. The outstanding balance of loans at September 30, 1998, decreased from $119 million at December 31, 1997 to $116.8 million at September 30, 1998. A 1.7% decrease in income on loans from $7,343 million at September 30, 1997 to $7,216 million at September 30, 1998 occurred.

Shown below is a summary of past due and non-accrual loans:

                                                             IN THOUSANDS OF DOLLARS
                                                             -----------------------
                                                               SEPTEMBER  DECEMBER
     Past due and non-accrual:                                 30, 1998   31, 1997
                                                               --------   --------
       Days 30 - 89.........................................   $  1,360   $  1,331
       Days 90 plus.........................................        534        628
       Non-accrual..........................................        429         69
                                                               --------   --------
                                                               $  2,323   $  2,028
                                                               ========   ========

Past due and non-accrual loans increased 15% from $2.0 million at December 31, 1997 to $2.3 million at September 30, 1998. The increase in non-accrual loans is represented principally by 2 commercial properties which are expected to be sold with 12 months with no significant principal loss expected to the Bank.

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

The following analysis provides a schedule of loan maturities/interest rate sensitivities. This schedule presents a repricing and maturity analysis as required by the FFIEC:

                                                                        IN THOUSANDS
                                                                         OF DOLLARS
                                                                         ----------
                                                                          SEPTEMBER
           MATURITY AND REPRICING DATA FOR LOANS AND LEASES               30, 1998
                                                                          --------
Closed-end loans secured by first liens on 1-4 family residential properties with a remaining maturity or repricing frequency of:
    (1) Three months or less...........................................   $  2,372
    (2) Over three months through 12 months............................     16,146
    (3) Over one year through three years..............................     24,456
    (4) Over three years through five years............................      2,642
    (5) Over five years through 15 years...............................      9,896
    (6) Over 15 years..................................................      2,674
All loans and leases other than closed-end loans secured by first liens on 1-4 family residential properties with a remaining maturity or repricing frequency of:
    (1) Three months or less...........................................     16,747
    (2) Over three months through 12 months............................     12,815
    (3) Over one year through three years..............................     12,277
    (4) Over three years through five years............................      6,426
    (5) Over five years through 15 years...............................      8,245
    (6) Over 15 years..................................................      2,115
                                                                          --------
       Sub-total.......................................................   $116,811
Add:  non-accrual loans not included above.............................        429
Less:  unearned income.................................................        461
                                                                          --------
       Total Loans and Leases..........................................   $116,779
                                                                          ========

Interest income from investment securities reflects a 11.8% increase comparing $1.9 million for the nine months ended September 30, 1998, and the $1.7 million for the comparable period of 1997. The average balance of investment securities for the nine months ended September 30, 1998 increased 16.6% to $45.7 million, compared to the $39.2 million for the same period of 1997.

Total interest expense increased $96,000 or 2.2% for the first nine months of 1998, as compared to the first nine months of 1997. This increase in interest expense reflects an increase in interest cost for repurchase agreements resulting from the 10.8% increase in the average balance of repurchase agreements when comparing September 30, 1997 to September 30, 1998.

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


Average Balance Sheet and Rate Analysis
(Dollars in Thousands)

                                                       ---------SEPTEMBER 1998-------    --------SEPTEMBER 1997-------
                                                                --------------                   --------------
                                                                   INTEREST   AVERAGE               INTEREST   AVERAGE
                                                        AVERAGE     INCOME/    YIELD/    AVERAGE     INCOME/    YIELD/
                                                       BALANCE(1)  EXPENSE(2)   RATE    BALANCE(1)  EXPENSE(2)   RATE
                                                       ---------- -----------  ------  -----------  ----------  -----
   ASSETS:
   Interest bearing deposits with other financial
     institutions....................................   $  3,736    $    154    5.50%    $  3,087    $    124    5.36%
   Investment securities:
     U.S. government securities......................     31,043       1,384    5.94%      27,276       1,256    6.14%
     State and municipal obligations (3).............     12,921         483    7.55%       9,498         377    8.02%
     Other securities................................      1,712          76    5.92%       2,437         116    6.35%
                                                        --------    --------    -----    --------    --------    -----
   Total Investment Securities.......................   $ 45,676    $  1,943    5.67%    $ 39,211    $  1,749    5.95%
   Federal funds sold................................        495          20    5.39%       2,498         102    5.44%
   Consumer..........................................      9,109         616    9.02%       8,655         596    9.18%
   Dealer floor plan.................................      2,014         132    8.74%       1,498          96    8.54%
   Mortgage..........................................     97,548       5,955    8.14%      97,429       6,060    8.29%
   Commercial........................................      5,812         427    9.80%       6,355         477   10.01%
   Tax free (3)......................................      1,919          86    9.05%       2,521         112    8.97%
                                                        --------    --------    -----    --------    --------    -----
   Total loans.......................................   $116,402    $  7,216    8.27%    $116,458    $  7,341    8.40%
   Total interest earning assets.....................    166,309       9,333    7.48%     161,254       9,316    7.70%
                                                        --------    --------    -----    --------    --------    -----
   Reserve for loan losses...........................   $   (925)                        $   (913)
   Cash and due from banks...........................      1,931                            1,291
   Other assets......................................      9,294                            8,477
                                                        --------                         --------
   Total assets......................................   $176,609                         $170,109
                                                        ========                         ========

                                                       ---------SEPTEMBER 1998-------   ---------SEPTEMBER 1997-------
                                                                --------------                   --------------
                                                                   INTEREST   AVERAGE               INTEREST   AVERAGE
                                                        AVERAGE     INCOME/    YIELD/    AVERAGE     INCOME/    YIELD/
                                                       BALANCE(1)  EXPENSE(2)   RATE    BALANCE(1)  EXPENSE(2)   RATE
                                                       ----------  ----------  ------   ----------  ----------   ----
   LIABILITIES AND CAPITAL:
   SUPER NOW deposits................................   $ 20,067    $    265    1.76%    $ 19,541    $    309    2.11%
   IRA...............................................      7,975         307    5.13%       8,148         304    4.97%
   Money market deposits.............................     11,870         258    2.90%      12,244         281    3.06%
   Savings deposits..................................     20,751         404    2.60%      21,716         434    2.66%
   Time deposits over $100,000.......................     10,871         486    5.96%      11,485         506    5.87%
   Other time deposits...............................     46,825       1,934    5.51%      44,136       1,853    5.60%
                                                        --------    --------    -----    --------    --------    -----
   Total interest bearing deposits...................   $118,359    $  3,654    4.12%    $117,270    $  3,687    4.19%
                                                        --------    --------    -----    --------    --------    -----
   FHLB..............................................          7           0    0.00%           0           0    0.00%
   Other borrowed funds..............................        504          21    5.56%         563          22    5.21%
   Long-term borrowings..............................      1,926          72    4.98%         264          12    6.06%
   Repurchase agreements.............................     20,453         783    5.10%      18,453         726    5.25%
                                                        --------    --------    -----    --------    --------    -----
   Total interest bearing liabilities................   $141,249    $  4,530    4.28%    $136,550    $  4,447    4.34%
                                                        --------    --------    -----    --------    --------    -----
   Demand deposits...................................   $ 11,784                         $ 11,902
   Other liabilities.................................      1,304                            1,179
   Stockholders' equity..............................     22,272                           20,478
                                                        --------                         --------
   Total liabilities and capital.....................   $176,609                         $170,109
                                                        ========                         ========
   NET INTEREST INCOME/NET INTEREST MARGIN (4)......                $  4,803    3.85%                $  4,869    4.03%
                                                                    ========    =====                ========    =====
   TAX EQUIVALENT NET INTEREST INCOME/
    NET INTEREST MARGIN (5)..........................               $  5,096    4.09%                $  5,121    4.23%
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

For the nine month period ending September 30, 1998, the provision for loan losses was $59,000, compared to the $45,000 for the corresponding period in 1997.

Non-Interest Income

The following table sets forth, for the periods indicated, the major components of non-interest income:

                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                                  -------------
                                                                1998        1997
                                                                ----        ----
                                                             (Dollars in Thousands)
Service charges and fees..................................    $    447    $    418
Trust department income...................................          90          67
Investment securities gain (loss) - net...................          21           0
Other.....................................................         182          57
                                                              --------    --------
     Total................................................    $    740    $    542
                                                              ========    ========

For the nine months ended September 30, 1998, total non-interest income increased $198,000, to $740,000 compared with $542,000 for the nine months ended September 30, 1997. The increase is generally the result of increases in all areas. Specifically, the more significant increases were attributable to a surcharge fee on non-Bank customers using the Bank's ATM's which resulted in a $37,500 increase to non-interest income. Specific increases are as follows, new fees for customers wishing to have cancelled checks returned was introduced reflecting a fee increase of $13,000, introduction of a Visa debit card reflects additional income of $13,350 at September 30, 1998, and gain on sale of credit cards during the third quarter of 1998 reflects non-interest income of $15,000.

In addition, gross commissions earned on a result of brokerage and investment services, which commenced in 1997, totalled $76,450 at September 30, 1998 and $0 at September 30, 1997. The net income derived after recognition of payroll and other related expense for this new operation was $16,700 for the first nine months of 1998 and $0 for the same period in 1997.


Non-Interest Expenses

Generally, non-interest expense accounts for the cost of maintaining facilities, providing salaries and necessary benefits to employees, and general operating costs such as insurance, supplies, advertising, data processing services, taxes and other related expenses. Some of the costs and expenses are variable while others are fixed. To the extent possible, the Company utilizes budgets and related measures to control variable expenses. The following table sets forth, for the periods indicated, the major components of non-interest expenses:

                                                                NINE MONTHS ENDED
                                                                -----------------
                                                                  SEPTEMBER 30,
                                                                  -------------
                                                                1998        1997
                                                                ----        ----
                                                             (Dollars in Thousands)
Salaries and wages.......................................     $  1,421    $  1,289
Employee benefits........................................          464         448
Net occupancy expense....................................          251         286
Furniture and equipment expense..........................          417         312
FDIC insurance...........................................           12          12
State shares tax.........................................          128         112
Other expense............................................          971         880
                                                              --------    --------
     Total...............................................     $  3,664    $  3,339
                                                              ========    ========

Salary and employee benefits expense increased 8.5% due primarily to employee annual increases and promotions within the Bank as well as increased costs of employee benefit plans. Additionally, a commission relationship with brokerage and investment service reflected costs of $37,300 for the first nine months of 1998 compared to $0 for 1997. Similarly, furniture and equipment expense increased 33.7% over 1997 for service on equipment and depreciation on newly acquired data processing equipment. This equipment acquisition is a result of a conversion which began in the first quarter of 1998.

CCFNB data processing is now being done in-house rather than having a third party processor. The data processing transition will also satisfy Year 2000 compliance issues that are necessary. Improved flexibility and efficiency are positive by-products of this conversion.

Other expenses including F.D.I.C. Insurance and State Shares Tax increased 10.7% from $1,004,000 at September 30, 1997 to $1,111,000 at September 30, 1998
mainly due to costs associated with the data processing conversion. Shown below is a comparison of data processing costs included in other expenses for September 30, 1997 to September 30, 1998:

                                                                        AMOUNT OF
                                                SEPTEMBER   SEPTEMBER   INCREASE/
                                                30, 1998    30, 1997    DECREASE
                                                --------    --------    --------
Off premise posting.........................      $ 66        $123        $(57)
Supplies....................................      $111        $ 84          27
Third party provider buyout/Y2K compliance..      $ 68        $  0          68
Postage.....................................      $ 62        $ 69          (7)
Legal and professional......................      $ 84        $ 81           3
Debit and ATM card expense..................      $ 71        $ 56          15
                                                                          ----
                                                                          $ 49
                                                                          ====

The data processing associated expenses includes off premise posting which has begun to decrease; supplies; third party provider buyout and legal and professional, which consists of back-up professional services in the event of computer failure. Although the data processing conversion will effect the profit for 1998 it is anticipated that the savings of not having a third party provider will offset most of these increased expenses going forward. Postage decrease is attributable to checks no longer being returned to customers beginning in February 1998.

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

The Company exceeds all minimum capital requirements as reflected in the following table:

                                          SEPTEMBER 30, 1998    DECEMBER 31, 1997
                                          ------------------    -----------------
                                                     MINIMUM               MINIMUM
                                         CALCULATED  STANDARD  CALCULATED  STANDARD
                                           RATIOS     RATIOS     RATIOS     RATIOS
                                           ------     ------     ------     ------
Risk Based Ratios:
Tier I Capital to risk-weighted assets..   21.07%      4.00%     20.98%      4.00%
Total Qualifying Capital to
  risk-weighted assets..................   21.93%      8.00%     21.84%      8.00%


Additionally, certain other ratios also provide capital analysis as follows:

                                                                SEPTEMBER  DECEMBER
                                                                 30, 1998  31, 1997
                                                                 --------  --------
Tier I Capital to total assets..............................      12.85%    12.63%
Tier II Capital to total assets.............................      13.38%    13.15%

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

Another consideration for the imminent year 2000 readiness are embedded microchip problems. These microchips could be in such items as water pumps, sewage pumps, elevators, heat pumps, etc. A survey of all equipment containing possible microchips has been conducted at all CCFNB locations. Plumbing and heating vendors have been contacted as well as the telephone service providers. "White papers" indicating Y2K readiness are being obtained from all providers. To date one instance has been identified that requires that one telephone system must be changed during 1999.

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

The Bank will utilize both internal and external resources to reprogram, or replace, and test the software for Year 2000 modifications. The Bank plans to complete the Year 2000 project no later than December 31, 1998. The Bank has already spent approximately $205,000 and anticipates it will spend an additional $45,000 to complete the Year 2000 project. This estimated expenditure of $250,000 is over a three year period and includes equipment, Y2K software upgrades, technical support and staff time. These costs are considered manageable by the Bank and are being funded through operating cash flows. The costs will not have a material effect on the results of operations in 1998 or beyond.

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

National bank examiners are reviewing all banks quarterly for their compliance with these issues and the Corporation and the Bank welcome these reviews and any assistance they will provide.

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




                                       CCFNB BANCORP, INC.  (Registrant)




                                       By /s/ PAUL E. REICHART
                                          -------------------------------
                                          Paul E. Reichart
                                          President & CEO
                                          Date: November 6, 1998





                                       By /s/ VIRGINIA D. KOCHER
                                          -------------------------------
                                          Virginia D. Kocher
                                          Treasurer
                                          Date: November 6, 1998