Form 10-K405
period 1998-12-31
CCFNB BANCORP INC
filed 1999-03-29
CIK 731122

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from _____________to________________

Commission file Number:  0-19028

                               CCFNB BANCORP, INC.
                 (Name of small business issuer in its charter)

PENNSYLVANIA                                              23-2254643
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification Number)

232 East Street, Bloomsburg, Pennsylvania                 17815
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:  (570) 784-4400

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $1.25 per share.

                  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                  ---  ---
                  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                  The aggregate market value of the voting and non-voting equity held by non-affiliates of the Registrant based on the average of the bid and asked prices of $21.25 at February 28, 1999, was $28,743,026.25.

                  As of February 28, 1999, the Registrant had outstanding 1,375,306 shares of its common stock, par value $1.25 per share.

                       DOCUMENTS INCORPORATED BY REFERENCE

                  Portions of the Registrant's 1999 definitive Proxy Statement are incorporated by reference in Part III of this Annual Report. In addition, portions of the Annual Report to stockholders of the Registrant for the year ended December 31, 1998, are incorporated by reference in Part II of this Annual Report.

                                  Page 1 of 95
                            Exhibit Index on Page 30

                               CCFNB BANCORP, INC.
                                    FORM 10-K

                                      INDEX

Part                                                                                                 Page
----                                                                                                 ----
Item 1.       Business........................................................................         3

Item 2.       Properties......................................................................        20

Item 3.       Legal Proceedings...............................................................        20

Item 4.       Submission of Matters to a Vote of Security Holders.............................  Not Applicable

Part II
-------

Item 5.       Market for Registrant's Common Equity and Related Stockholder
                Matters.......................................................................        21

Item 6.       Selected Financial Data.........................................................        23

Item 7.       Management's Discussion and Analysis of Financial Condition
                and Results of Operation......................................................        23

Item 7A.      Quantitative and Qualitative Disclosure About Market Risk.......................        24

Item 8.       Financial Statements and Supplementary Data.....................................        24

Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure......................................................  Not Applicable


Part III

Item 10.      Directors and Executive Officers of the Registrant..............................        24

Item 11.      Executive Compensation..........................................................        26

Item 12.      Security Ownership of Certain Beneficial Owners and Management..................        26

Item 13.      Certain Relationships and Related Transactions..................................        26

Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K.................        26

Signatures    ...............................................................................         28

Index to Exhibits.............................................................................        30

                               CCFNB BANCORP, INC.
                                    FORM 10-K

                                     PART I

ITEM 1. BUSINESS

                  General

                  CCFNB Bancorp, Inc. ("Bancorp"), a Pennsylvania business corporation, is a bank holding company, registered with and supervised by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). Bancorp was organized on June 20, 1983, and commenced operations on March 31, 1984. Bancorp has one wholly-owned subsidiary, the Columbia County Farmers National Bank (the "Bank"). Bancorp's business has consisted primarily of managing and supervising the Bank, and its principal source of income has been dividends paid by the Bank. At December 31, 1998, Bancorp had total consolidated assets, deposits and stockholders' equity of approximately $185 million, $138 million and $23 million, respectively.

                  The Bank was organized in 1917. The Bank is a national banking association that is a member of the Federal Reserve System and the deposits of which are insured by the Federal Deposit Insurance Corporation (the "FDIC") under the Bank Insurance Fund ("BIF"). As of December 31, 1998, the Bank has 6 branch locations, including its main office in Bloomsburg, Pennsylvania. All of the Bank's offices are located in Columbia County, Pennsylvania. The Bank is a full service commercial bank providing a wide range of services to individuals and small to medium sized businesses in its north eastern Pennsylvania market area, including accepting time, demand, and savings deposits and making secured and unsecured commercial, real estate and consumer loans. In addition, the Bank has a trust department.

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

                  Over the last two years, FDIC insurance assessments have seen several changes for both BIF and SAIF institutions. The most recent change occurred on September 30, 1996, when the President signed into law a bill designed to remedy the disparity between BIF and SAIF deposit premiums. The first part of the bill called for the SAIF to be capitalized by a one-time assessment on all SAIF insured deposits held as of March 31, 1995. This assessment, which was 65.7 cents per $100 in deposits, raised approximately $4.7 billion to bring the SAIF up to is required 1.25 reserve ratio. This special assessment, paid in 1996, had no effect on the Bank. The second part of the bill remedied the future anticipated shortfall with respect to the payment of FICO interest. For 1997 through 1999, the banking industry will help pay the FICO interest payments at an assessment rate that is one-fifth the rate paid by thrifts. The FICO assessment on BIF insured deposits is 1.29 cents per $100 in deposits; for SAIF insured deposits it is 6.44 cents per $100 in deposits. Beginning January 1, 2000, the FICO interest payments will be paid pro-rata by banks and thrifts based on deposits. At December 31, 1998, the FICO interest assessment paid by the Bank was approximately $18,000. The Bank has not been required to pay any FDIC insurance assessments since the fourth quarter of 1996 because BIF has met its statutorily required ratios and the Bank is categorized as "well capitalized."

                  Regulatory Capital Requirements

                  The following table presents Bancorp's consolidated capital ratios at December 31, 1998.

                                                                  (In Thousands)
Tier I Capital...................................................   $ 23,012
Tier II Capital..................................................   $    955
                                                                    --------
Total Capital....................................................   $ 23,967
                                                                    ========

Adjusted Total Average Assets....................................   $177,643
Total Adjusted Risk-Weighted Assets(1)...........................   $109,947

Tier I Risk-Based Capital Ratio(2)...............................      20.93%
Required Tier I Risk-Based Capital Ratio.........................       4.00%
Excess Tier I Risk-Based Capital Ratio...........................      16.93%

Total Risk-Based Capital Ratio(3)................................      21.80%
Required Total Risk-Based Capital Ratio..........................       8.00%
Excess Total Risk-Based Capital Ratio............................      13.80%

Tier I Leverage Ratio(4).........................................      12.57%
Required Tier I Leverage Ratio...................................       3.00%
Excess Tier I Leverage Ratio.....................................       9.57%

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

                  History and Business - Bank

                  The Bank's legal headquarters are located at 232 East Street, Bloomsburg, Pennsylvania.

                  As of December 31, 1998, the Bank had total assets of $185 million, total shareholders' equity of $23 million and total deposits and other liabilities of $162 million.

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

                  The Bank competes with six other commercial banks and two thrift institutions in Columbia County. The Bank's major competitors are: First National Bank of Berwick; PNC Bank, N.A., the largest commercial bank headquartered in Pennsylvania; and First Columbia Bank and Trust Company of Bloomsburg, Pennsylvania. Both PNC Bank, N.A. and First National Bank of Berwick have greater financial resources than the Bank.

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

                  For the purposes of the revised CRA regulations, the Bank is deemed to be a "small bank," based upon financial information as of December 31, 1998. Therefore, the Bank will be evaluated for CRA compliance using the streamlined procedures for a small bank. The Bank received a "satisfactory" rating in 1997.

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


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                  Shares of Bancorp's Common Stock are traded in the over-the-counter market and "bid" and "asked" quotations regularly appear on the Over-the-Counter Bulletin Board system under the symbol "CCFN." As of March 10, 1999, six firms were listed on the Over-the-Counter Bulletin Board system as market makers for Bancorp's Common Stock. The following table sets forth: (1) the quarterly average bid and asked prices for a share of Bancorp's Common Stock during the periods indicated as reported by Hopper Soliday & Co., Inc. of Lancaster, Pennsylvania, one of the market makers of Bancorp's Common Stock, and
(2) quarterly dividends on a share of the Common Stock with respect to each quarter since January 1, 1996. The following quotations represent prices between buyers and sellers and do not include retail markup, markdown or commission. They may not necessarily represent actual transactions.

                                                              Average Stock Prices              Dividends
                                                              --------------------              ---------
                                                              Bid            Asked              Declared
                                                              ---            -----              --------
1997:
         First quarter..................................    $17.29          $18.67               $.116
         Second quarter.................................    $18.42          $20.83               $.116
         Third quarter..................................    $20.33          $21.75               $.116
         Fourth quarter.................................    $22.21          $23.50               $.116

1998:
         First quarter..................................    $24.67          $26.42               $.116
         Second quarter.................................    $29.17          $35.17               $.116
         Third quarter..................................    $30.33          $32.17               $.116
         Fourth quarter.................................    $25.50          $26.50               $.116


                  As of February 28, 1999, Bancorp had approximately 760 shareholders of record.

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

                  The Bank may not pay any dividends on its capital stock during the period in which it may be in default in the payment of its assessment for deposit insurance premium due to the FDIC, nor may it pay dividends on Common Stock until any cumulative dividends on the Bank's preferred stock (if any) have been paid in full. The Bank has never been in default in the payments of its assessments to the FDIC; and, moreover, the Bank has no outstanding preferred stock. In addition, under the Federal Deposit Insurance Act, dividends cannot be declared and paid if the OCC obtains a cease and desist order because such payment would constitute an unsafe and unsound banking practice. As of December 31, 1998, there was $2 million in unrestricted retained earnings and net income available at the Bank that could be paid as a dividend to Bancorp under the current OCC regulations.

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

                  The Bank will utilize both internal and external resources to reprogram, or replace, and test the software for Year 2000 modifications. The Bank plans to complete the Year 2000 project no later than June 30, 1999. The Bank has already spent $265,000 and anticipates it will spend in the aggregate $340,000 to complete the Year 2000 project. These costs are considered manageable by the Bank and are being funded through operating cash flows. The costs will not have a material effect on the results of operations in 1999 or beyond.

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


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                  The captions "Board of Directors" and "Stock Ownership" contained in Bancorp's Proxy Statement (at pages 2 and 6 thereof, respectively) filed at Exhibit 99A hereto is incorporated in their entirety by reference under this Item 10.

                  Principal Officers of the Corporation

                  The following table sets forth selected information about the principal officers of the Corporation, each of whom is selected by the Board of Directors and each of whom holds office at the discretion of the Board of
Directors:

                                                Held         Bank            Number of Shares         Age as of
Name                Office and Position Held    Since   Employee Since      Beneficially Owned    March 23, 1999
----                ------------------------    -----   --------------      ------------------    --------------
William F. Hess     Vice Chairman of the Board  1996          (1)              4,050.212 (2)             65
                    Chairman of the Board       1998

Paul E. Reichart    President and CEO           1985         1960              7,566.000 (2)             61
                    Vice Chairman of the Board  1998

Don E. Bangs        Secretary                   1993          (1)              8,027.066 (2)             67

Virginia D. Kocher  Treasurer                   1991         1972                391.000 (2)             51
----------------------------

(1) Messrs. Hess and Bangs are not employees of the Bank.

(2) See footnotes under "Beneficial Ownership by Officers, Directors and Nominees" with respect to the stockholdings for this officer.


                  Principal Officers of the Bank

                  The following table sets forth selected information about the principal officers of the Bank, each of whom is elected by the Board of Directors of the Bank and each of whom holds office at the discretion of the Board of Directors of the Bank:

                                                  Held         Bank            Number of Shares        Age as of
Name                  Office and Position Held    Since   Employee Since      Beneficially Owned    March 23, 1999
----                  ------------------------    -----   --------------      ------------------    --------------
William F. Hess       Vice Chairman of the Board  1996          (1)              4,050.212 (2)            65
                      Chairman of the Board       1998

Don E. Bangs          Secretary                   1993          (1)              8,027.066 (2)            67

Paul E. Reichart      President and CEO           1985         1960              7,566.000 (2)            61
                      Vice Chairman of the Board  1998

J. Jan Girton         Executive Vice President,   1987         1985              1,524.792 (3)            58
                      Chief Operating Officer
                      and Assistant Secretary     1992

Lance O. Diehl(6)     Senior Vice President       1997         1995                142.000 (2)            33

Linda A. Huttenstine  Senior Vice President       1991         1963                355.000 (4)            54
                      and Cashier                 1985

Jacob S. Trump        Senior Vice President and   1989         1989                214.809 (4)            51
                      Financial Planning Officer

Edwin A. Wenner       Senior Vice President       1996         1974                325.000 (5)            45

Virginia D. Kocher    Vice President,             1987         1972                391.000 (2)            51
                      Controller and              1982
                      Assistant Secretary         1991

Richard L. Sierer     Financial Planner           1997         1997                 97.000 (4)            54
                      Trust Officer
----------------------------

(1) Messrs. Hess and Bangs are not employees of the Bank.
(2) See footnotes under "Beneficial Ownership by Officers, Directors and Nominees" with respect to the stockholdings for this officer.
(3) Includes 131.087 shares of Common Stock held individually by Mr. Girton and 1,393.705 shares of Common Stock held jointly with his spouse.
(4) All shares of Common Stock held by the named person are held as an individual.
(5) The 325 shares of Common Stock beneficially owned by Mr. Wenner are jointly held with his spouse.
(6) Mr. Diehl is the nephew of Mr. Kile, a Director of the Corporation and the Bank.

ITEM 11. EXECUTIVE COMPENSATION

                  The caption "Executive Compensation" contained in Bancorp's Proxy Statement (at page 7 thereof) filed at Exhibit 99A hereto is incorporated in its entirety by reference under this Item 11.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                  The caption "Stock Ownership" contained in Bancorp's Proxy Statement (at page 6 thereof) filed at Exhibit 99A hereto is incorporated in its entirety by reference under this Item 12.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                  The information under the caption "Other Information" contained in Bancorp's Proxy Statement (at page 10 thereof) filed at Exhibit 99A hereto is incorporated in its entirety by reference under this Item 13.

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

                  (b) Bancorp filed no reports on Form 8-K during the last quarter of the year ended December 31, 1998.

                  (c) Exhibits required by Item 601 of Regulation S-B:


Exhibit Number Referred to
Item 601 of Regulation S-K                  Description of Exhibit
--------------------------                  ----------------------
         2                                  None.
         3(i)                               None.
         3(ii)
         4                                  None.
         9                                  None.
         10                                 None.

Exhibit Number Referred to
Item 601 of Regulation S-K                  Description of Exhibit
--------------------------                  ----------------------
          11                                None.
          12                                None.
          13                                Annual Report to Shareholders for Fiscal Year Ended
                                            December 31, 1998.
          16                                None.
          18                                None.
          21                                List of Subsidiaries of Bancorp.
          22                                None.
          23                                None.
          24                                None.
          27                                Financial Data Schedule.
          99A                               Proxy Statement, Notice of Annual Meeting and Form of
                                            Proxy for the Annual Meeting of Shareholders to be held
                                            May 12, 1999.
          99B                               SEC Guide 3 Financial Information.

                                   SIGNATURES


                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CCFNB BANCORP, INC.
         (Bancorp)


By:   /s/ Paul E. Reichart                                Date:   March 25, 1999
      -------------------------------
      Paul E. Reichart
      President and Vice Chairman
         of the Board


                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



By:   /s/ Don E. Bangs                                    Date:   March 25, 1999
      -------------------------------
      Don E. Bangs
      Director and Secretary


By:   /s/ Stanley Barchik                                 Date:   March 25, 1999
      -------------------------------
      Stanley Barchik
      Director


By:   /s/ Robert M. Brewington, Jr.                       Date:   March 25, 1999
      -------------------------------
      Robert M. Brewington, Jr.
      Director


By:   /s/ Edward L. Campbell                              Date:  March 25, 1999
      -------------------------------
      Edward L. Campbell
      Director


By:   /s/ Elwood R. Harding, Jr.                          Date:   March 25, 1999
      -------------------------------
      Elwood R. Harding, Jr.
      Director

By:   /s/ William F. Hess                                 Date:   March 25, 1999
      -------------------------------
      William F. Hess
      Director and Chairman of the Board


By:   /s/ Willard H. Kile, Sr.                            Date:   March 25, 1999
      -------------------------------
      Willard H. Kile, Sr.
      Director


By:   /s/ Charles E. Long                                 Date:   March 25, 1999
      -------------------------------
      Charles E. Long
      Director


By:   /s/ Paul E. Reichart                                Date:   March 25, 1999
      -------------------------------
      Paul E. Reichart
      Director, President, Chief
        Executive Officer and Vice
        Chairman of the Board
      (Chief Executive Officer)


By:   /s/ Virginia D. Kocher                              Date:   March 25, 1999
      -------------------------------
      Virginia D. Kocher
      Treasurer
      (Principal Financial and
       Accounting Officer)

                                INDEX TO EXHIBITS


   Item Number                      Description                                                  Page
   -----------                      -----------                                                  ----
       13                          Annual Report to Shareholders for the
                                    Fiscal Year Ended December 31, 1998........................    31

       21                          List of Subsidiaries of Bancorp.............................    73

       99A                         Proxy Statement, Notice of Annual
                                     Meeting and Form of Proxy for
                                     the Annual Meeting of Shareholders
                                     to be held May 12, 1999...................................    74

       99B                         SEC Guide 3 Financial Information...........................    90

       27                          Financial Data Schedule.....................................    94