Form 10-Q
period 1999-03-31
CCFNB BANCORP INC
filed 1999-05-13
CIK 731122

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q



[X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999


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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 1,377,185 shares of $1.25 (par) common stock were outstanding as of March 31, 1999.

                       CCFNB BANCORP, INC. AND SUBSIDIARY

                                 MARCH 31, 1999

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

CCFNB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)
UNAUDITED

                                                                          MARCH     DECEMBER
                                                                        31, 1999    31, 1998
                                                                        --------    --------
      ASSETS
      Cash and due from banks.......................................    $  4,266    $  5,105
      Interest-bearing deposits with other banks....................       4,832       6,381
      Federal funds sold............................................       1,400       1,000
      Investment securities:
        Securities Available-for-Sale...............................      47,884      47,586
        Securities to be Held-to-Maturity (estimated
          fair value 1999, $368; 1998, $569)........................         365         565
      Loans, net of unearned income.................................     118,863     118,558
      Allowance for loan losses.....................................         968         954
                                                                        --------    --------
        Net loans...................................................    $117,895    $117,604
      Premises and equipment........................................       5,531       5,650
      Other real estate owned.......................................           0          24
      Accrued interest receivable...................................         887         832
      Other assets..................................................         779         511
                                                                        --------    --------
           TOTAL ASSETS.............................................    $183,839    $185,258
                                                                        ========    ========

      LIABILITIES AND STOCKHOLDERS' EQUITY


      LIABILITIES
      Deposits:
        Non-interest bearing........................................    $ 12,609    $ 13,315
        Interest bearing............................................     123,990     124,364
                                                                        --------    --------
           Total Deposits...........................................    $136,599    $137,679
      Short-term borrowings.........................................      20,362      20,418
      Long-term borrowings..........................................       2,317       2,291
      Accrued interest and other expenses...........................       1,147       1,176
      Other liabilities.............................................          37         214
                                                                        --------    --------
           TOTAL LIABILITIES........................................    $160,462    $161,778
                                                                        --------    --------

      STOCKHOLDERS' EQUITY
      Common stock, par value $1.25 per share; authorized
        5,000,000 shares; issued 1,382,433 shares 1999 and 1998.....    $  1,728    $  1,728
      Surplus.......................................................       5,821       5,849
      Retained earnings.............................................      15,961      15,670
      Accumulated other comprehensive income........................          20         448
      Less:  Treasury stock at cost, 5,248 shares 1999,
        6,976 shares 1998...........................................        (153)       (215)
                                                                        --------    --------
           TOTAL STOCKHOLDERS' EQUITY...............................    $ 23,377    $ 23,480
                                                                        --------    --------
           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...............    $183,839    $185,258
                                                                        ========    ========


The accompanying notes are an integral part of these consolidated financial statements.

CCFNB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS EXCEPT PER SHARE DATA)
UNAUDITED

                                                                              FOR THE THREE
                                                                              MONTHS ENDING
                                                                                MARCH 31,
                                                                              -------------
                                                                              1999     1998
                                                                              ----     ----
      INTEREST INCOME
      Interest and fees on loans:
        Taxable.........................................................     $ 2,295  $ 2,396
        Tax exempt......................................................          30       29
      Interest and dividends on investment securities:
        Taxable interest................................................         475      468
        Tax exempt interest.............................................         172      140
        Dividends.......................................................          20        5
      Interest on federal funds sold....................................          14        0
      Interest on deposits in other banks...............................          55       65
                                                                             -------  -------
           TOTAL INTEREST INCOME........................................     $ 3,061  $ 3,103
                                                                             -------  -------

      INTEREST EXPENSE
      Interest on deposits..............................................     $ 1,224  $ 1,204
      Interest on short-term borrowings.................................         236      287
      Interest on long-term borrowings..................................          32        8
                                                                             -------  -------
           TOTAL INTEREST EXPENSE.......................................     $ 1,492  $ 1,499
                                                                             -------  -------
      Net interest income...............................................     $ 1,569  $ 1,604
      Provision for loan losses.........................................          20       20
                                                                             -------  -------
        NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES.............     $ 1,549  $ 1,584
                                                                             -------  -------
      NON-INTEREST INCOME
      Service charges and fees..........................................     $   134  $   140
      Trust department income...........................................          33       25
      Securities gain - net.............................................          31        0
      Other income......................................................          51       29
                                                                             -------  -------
           TOTAL NON-INTEREST INCOME....................................     $   249  $   194
                                                                             -------  -------
      NON-INTEREST EXPENSES
      Salaries and wages................................................     $   463  $   455
      Pensions and other employee benefits..............................         160      162
      Occupancy expense, net............................................          88       89
      Furniture and equipment expense...................................         140      130
      Other operating expenses..........................................         355      377
                                                                             -------  -------
           TOTAL NON-INTEREST EXPENSES..................................     $ 1,206  $ 1,213
                                                                             -------  -------
      Income before income taxes........................................     $   592  $   565
      Income tax expense................................................         141      140
                                                                             -------  -------
          NET INCOME....................................................     $   451  $   425
                                                                             =======  =======

      NET INCOME PER SHARE..............................................     $   .33  $   .31



The accompanying notes are an integral part of these consolidated financial statements.

CCFNB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
UNAUDITED

                                                                            FOR THE THREE MONTHS
                                                                              ENDING MARCH 31,
                                                                              ----------------
                                                                              1999       1998
                                                                              ----       ----
   OPERATING ACTIVITIES
   Net income.............................................................   $   451   $   425
   Adjustments to reconcile net income to net cash provided by operating activities:
      Provision for loan losses...........................................        20        20
      Provision for depreciation and amortization.........................       133       119
      Premium amortization on investment securities.......................        26        18
      Discount accretion on investment securities.........................        (6)       (9)
      (Gain) on sales of investment securities Available-for-Sale.........       (31)        0
      Deferred income taxes (benefit).....................................         5        (9)
      (Gain) on sale of other real estate.................................        (2)        0
      (Increase) in accrued interest receivable and other assets..........      (287)     (182)
      (Decrease) in accrued interest, other expenses and other
        liabilities.......................................................       (26)       (5)
                                                                             -------   -------
        NET CASH PROVIDED BY OPERATING ACTIVITIES.........................   $   283   $   377
                                                                             -------   -------
   INVESTING ACTIVITIES
   Proceeds from sales, maturities and redemptions of investment
     securities Available-for-Sale........................................   $ 5,882   $ 8,162
   Proceeds from maturities and redemptions of Held-to-Maturity
     investment securities................................................       200         0
   Purchase of investment securities Available-for-Sale...................    (6,818)   (8,177)
   Net (increase) decrease in loans.......................................      (311)    2,964
   Purchases of premises and equipment....................................       (14)     (583)
   Proceeds from sale of other real estate................................        26         0
                                                                             -------   -------
        NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES...............   $(1,035)  $ 2,366
                                                                             -------   -------
   FINANCING ACTIVITIES
   Net increase (decrease) in deposits....................................   $(1,080)  $ 1,323
   Net (decrease) in short-term borrowings................................       (56)   (1,866)
   Net increase in long-term borrowings...................................        26     1,783
   Proceeds from issuance of common stock.................................        38        36
   Acquisition of treasury stock..........................................       (17)      (21)
   Proceeds from sale of treasury stock...................................        13        10
   Cash dividends paid....................................................      (160)     (160)
                                                                             -------   -------
        NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES...............   $(1,236)  $ 1,105
                                                                             -------   -------
        INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS..................   $(1,988)  $ 3,848
                                                                             -------   -------
   CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.......................    12,486     5,217
                                                                             -------   -------
        CASH AND CASH EQUIVALENTS AT END OF PERIOD........................   $10,498   $ 9,065
                                                                             =======   =======

   SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash paid during the year for:
     Interest.............................................................   $ 1,493   $ 1,505
     Income taxes.........................................................   $    44   $     1


The accompanying notes are an integral part of these consolidated financial statements.

CCFNB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1999
UNAUDITED


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

NOTE 3 - The results of operations for the three month period ended March
         31, 1999 are not necessarily indicative of the results to be expected for the full year.

NOTE 4 - Net income per share of common stock for the interim periods is based on the weighted average number of shares for each period; 1999 - 1,375,768 shares and 1998 - 1,379,506 shares.

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

         Non-Accrual Loans - Generally, a loan is classified as non-accrual, and the accrual of interest on such a loan is discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectibility of principal or interest, even though the loan currently is performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on non-accrual status, unpaid interest credited to income in the current year is reversed, and unpaid interest accrued in prior years is charged against the allowance for credit losses. Certain non-accrual loans may continue to perform, that is, payments are still being received. Generally, the payments are applied to principal. These loans remain under constant scrutiny and if performance continues, interest income may be recorded on a cash basis based on management's judgement as to collectibility of principal.

         Allowance for Loan Losses - The allowance for loan losses is established through provisions for loan losses charged against income. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance.

         A principal factor in estimating the allowance for loan losses is the measurement of impaired loans. A loan is considered impaired when, based on current information and events, it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the loan agreement. Under current accounting standards, the allowance for loan losses related to impaired loans is based on discounted cash flows using the loan's effective interest rate or the fair value of the collateral for certain collateral dependent loans.

         The allowance for loan losses is maintained at a level established by management to be adequate to absorb estimated potential loan losses. Management's periodic evaluation of the adequacy of the allowance for loan losses is based on the Corporation's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions, and other relevant factors. This evaluation is inherently subjective as it requires material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change.


         The following table presents the changes in the allowance for credit losses:

                                                                            IN THOUSANDS
                                                                            ------------
                    Balance at January 1, 1999............................   $    954
                    Provisions charged to operations......................         20
                    Loans charged off.....................................        (12)
                    Recoveries............................................          6
                                                                             --------
                    Balance at March 31, 1999.............................   $    968
                                                                             ========

         At March 31, 1999 no loans were considered impaired as defined by Statement No. 114. Accordingly, no additional charge to operations was required since the total allowance for loan losses was estimated by management to be adequate to provide for the loan loss allowance under Statement No. 114 as well as any other potential loan losses.

NOTE 6 - The following represents changes in stockholders' equity for the current year:

                                                                                                   ACCUMULATED
                                                                                                     OTHER
                                       COMMON    COMMON              COMPREHENSIVE    RETAINED    COMPREHENSIVE    TREASURY
                                       SHARES     STOCK    SURPLUS       INCOME       EARNINGS       INCOME         STOCK    TOTAL
                                       ------     -----    -------       ------       --------       ------         -----    -----
Balance at January 1, 1999.........  1,382,433   $ 1,728   $ 5,849      $     0       $15,670       $   448        $ (215)  $23,480
Comprehensive Income:
 Net income........................          0         0         0          451           451             0             0       451
 Other comprehensive income, net
  of tax:
   Unrealized (losses) gains on
    investment securities of ($408),
    net of reclassification
    adjustment for gains included
    in net income of $20...........          0         0         0         (428)            0          (428)            0      (428)
                                                                        -------
         TOTAL COMPREHENSIVE INCOME                                     $    23
Issuance of 1,879 shares of common                                      =======
  stock under dividend reinvestment
  and stock purchase plans.........      1,879         2        36                          0             0             0        38
Purchase of 9,539 shares of
  treasury stock...................          0         0         0                          0             0           (17)      (17)
Sale of 549 shares of treasury
  stock............................          0         0        (5)                         0             0            18        13
Retirement of 1,879 shares of
  treasury stock...................     (1,879)       (2)      (59)                         0             0            61         0
Cash dividends $.116 per share.....          0         0         0                       (160)            0             0      (160)
                                     ---------   -------   -------                    -------       -------        ------   -------
Balance at March 31, 1999..........  1,382,433   $ 1,728   $ 5,821                    $15,961       $    20        $ (153)  $23,377
                                     =========   =======   =======                    =======       =======        ======   =======


NOTE 7 - The consolidated interim financial statements have been prepared in accordance with requirements of Form 10-Q and therefore do not include all the disclosures normally required by generally accepted accounting principles, or those normally made in the Corporation's annual 10-K filing. The reader of these consolidated interim financial statements may wish to refer to the Corporation's annual report on Form 10-K for the period ended December 31, 1998, filed with the Securities and Exchange Commission.

                       CCFNB BANCORP, INC. AND SUBSIDIARY
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Consolidated Summary of Operations
----------------------------------
(Dollars in Thousands, except for per share data)

                                          AT AND FOR THE THREE MONTHS
                                          ---------------------------
                                                ENDED MARCH 31,              AT AND FOR THE YEARS ENDED DECEMBER 31,
                                                ---------------              ---------------------------------------
                                               1999        1998        1998        1997        1996        1995        1994
                                               ----        ----        ----        ----        ----        ----        ----
  Income and Expense:
    Interest income.......................  $    3,061  $    3,103  $   12,444  $   12,498  $   11,844  $   11,466  $   10,459
    Interest expense......................       1,492       1,499       6,072       5,976       5,588       5,557       4,785
                                            ----------  ----------  ----------  ----------  ----------  ----------  ----------
    Net interest income...................       1,569       1,604  $    6,372       6,522       6,256       5,909       5,674
    Loan loss provision...................          20          20          78          60          80          42         160
                                            ----------  ----------  ----------  ----------  ----------  ----------  ----------
    Net interest income after loan loss
      provision...........................       1,549       1,584       6,294       6,462       6,176       5,867       5,514
    Non-interest income...................         249         194         981         804         762         693         569
    Non-interest expense..................       1,206       1,213       4,739       4,492       4,450       4,374       3,958
                                            ----------  ----------  ----------  ----------  ----------  ----------  ----------
    Income before income taxes............         592         565       2,536       2,774       2,488       2,186       2,125
    Income taxes..........................         141         140         634         749         664         561         560
    Change in accounting principle........           0           0           0           0           0           0           0
                                            ----------  ----------  ----------  ----------  ----------  ----------  ----------
    Net income............................         451         425       1,902       2,025       1,824       1,625       1,565
                                            ==========  ==========  ==========  ==========  ==========  ==========  ==========
  Per Share: (1)
    Net income after change in accounting
      principle (2).......................  $      .33  $      .31  $     1.38  $     1.47  $     1.33  $     1.19  $     1.35
    Cash dividends paid...................        .116        .116         .46         .46         .45         .45         .42
    Average shares outstanding............   1,379,506   1,381,447   1,378,339   1,381,800   1,375,875   1,367,595   1,163,199

  Average Balance Sheet:
    Loans.................................  $  118,830  $  117,407  $  116,490  $  116,771  $  112,341  $  111,980  $  100,628
    Investments...........................      49,255      42,752      45,878      40,307      39,248      37,063      41,410
    Other earning assets..................       5,922       4,734       4,952       5,053       3,739       1,727       2,696
    Total assets..........................     183,506     174,516     177,643     171,159     164,512     157,957     151,752
    Deposits..............................     136,065     127,827     131,366     117,086     117,414     116,495     115,071
    Other interest-bearing liabilities....      22,679      23,389      22,660      20,198      14,860      11,766      11,014
    Shareholders' equity..................      23,303      22,070      22,264      20,690      19,512      18,067      13,736

  Balance Sheet Data:
    Loans.................................     118,863     116,054     118,558     119,045     115,590     111,831     109,800
    Investments...........................      48,249      43,975      48,151      43,862      37,407      40,384      39,323
    Other earning assets..................       5,666       5,076       6,105         582       6,856         385       4,174
    Total assets..........................     183,839     175,389     185,258     173,866     170,086     162,066     157,124
    Deposits..............................     136,599     129,042     137,679     127,719     131,400     128,985     126,864
    Other interest-bearing liabilities....      22,679      22,719      22,709      22,802      16,951      12,430      11,910
    Shareholders' equity..................      23,377      22,465      23,480      22,105      20,657      19,512      17,650

  Ratios: (3)
    Return on average assets..............        .98%        .97%       1.07%       1.18%       1.11%       1.03%       1.03%
    Return on average equity..............       7.74%       7.70%       8.54%       9.79%       9.35%       8.99%      11.39%
    Dividend payout ratio.................      35.48%      37.65%      33.59%      31.65%      33.95%      34.35%      36.54%
    Average equity to average assets ratio      12.70%      12.65%      12.53%      12.71%      11.86%      11.44%       9.05%

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

Overview
--------

Total assets decreased .8% to $183.8 million at March 31, 1999, from $185.3 million at December 31, 1998. Net income increased 6.1% through March 31, 1999 to $451,000 or $.33 per share, compared to $425,000 or .31 per share for the same three month period ended March 31, 1998. Loans increased in 1999 by .3% to $118.9 million at March 31, from $118.6 million at December 31, 1998.

Results of Operations - For the Three Months Ended March 31, 1999 and March 31, 1998.

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

Net income for the three months ended March 31, 1999 was $451,000, or $.33 per share, as compared to $425,000, or $.31 per share, for the comparable period in 1998. The principal factor for the increase was due to gains on sales of securities of $31,000 during the first quarter 1999.

Return on average assets and return on average equity were .98% and 7.74%, respectively, for the three months ended March 31, 1999, as compared to .97% and 7.70%, respectively, for the comparable period in 1998.

Net Interest Income
-------------------

For the three months ended March 31, 1998 and 1999, net interest income was $1.6 million. The net interest margin reflected a decrease to 3.85% for the three months ended March 31, 1999 from 4.10% for the comparable period in 1998. Average interest earning assets at March 31, 1999 increased by 5.53% over March 31, 1998.

Average loans outstanding increased from $117.4 million to $118.8 million or 1.2% for the three months ended March 31, 1999, as compared to the three months ended March 31, 1998. The outstanding balance of loans at March 31, 1999, increased from $118.6 million at December 31, 1998 to $118.9 million at March 31, 1999. A 4.1% decrease in income on loans from $2,425 million at March 31, 1998 to $2,325 million at March 31, 1999 occurred even though the loans increased during the period.

Shown below is a summary of past due and non-accrual loans:

                                                                   IN THOUSANDS OF DOLLARS
                                                                   -----------------------
                                                                       MARCH    DECEMBER
           Past due and non-accrual:                                 31, 1999   31, 1998
                                                                     --------   --------
             Days 30 - 89.........................................   $  2,007   $  1,063
             Days 90 plus.........................................        257        415
             Non-accrual..........................................        471        537
                                                                     --------   --------
                                                                     $  2,735   $  2,015
                                                                     ========   ========

Past due and non-accrual loans increased 35.0% from $2.0 million at December 31, 1998 to $2.7 million at March 31, 1999. These real estate delinquencies mainly fall into the 60 day and below category. The increase specifically was attributable entirely to real estate loans which become past due during the quarter which are fully secured by adequate real estate collateral.

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

The following analysis provides a schedule of loan maturities/interest rate sensitivities. This schedule presents a repricing and maturity analysis as required by the FFIEC:

                                                                              IN THOUSANDS
                                                                               OF DOLLARS
                                                                               ----------
                                                                                  MARCH
                 MATURITY AND REPRICING DATA FOR LOANS AND LEASES               31, 1999
                 ------------------------------------------------               --------
      Closed-end loans secured by first liens on 1-4 family residential properties with a remaining maturity or repricing frequency of:
          (1) Three months or less...........................................   $  4,173
          (2) Over three months through 12 months............................     15,696
          (3) Over one year through three years..............................     22,549
          (4) Over three years through five years............................      3,848
          (5) Over five years through 15 years...............................      8,022
          (6) Over 15 years..................................................      2,349
      All loans and leases other than closed-end loans secured by first liens on 1-4 family residential properties with a remaining maturity or repricing frequency of:
          (1) Three months or less...........................................     16,745
          (2) Over three months through 12 months............................      9,838
          (3) Over one year through three years..............................     13,720
          (4) Over three years through five years............................      7,546
          (5) Over five years through 15 years...............................     11,101
          (6) Over 15 years..................................................      3,273
                                                                                --------
             Sub-total.......................................................   $118,860
      Add:  non-accrual loans not included above.............................        471
      Less:  unearned income.................................................        468
                                                                                --------
             Total Loans and Leases..........................................   $118,863
                                                                                ========

Interest income from investment securities reflects an 8.8% increase comparing $667,000 for the three months ended March 31, 1999, and the $613,000 for the comparable period of 1998. The average balance of investment securities for the three months ended March 31, 1999 increased 15.2% to $49.3 million, compared to the $42.8 million for the same period of 1998.

Total interest expense decreased $7,000 or .5% for the first three months of 1999, as compared to the first three months of 1998. This decrease in interest expense reflects a decrease in interest rates throughout the past year.

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

Average Balance Sheet and Rate Analysis
---------------------------------------
(Dollars in Thousands)


                                                                        MARCH 1999                       MARCH 1998
                                                                        ----------                       ----------
                                                                         INTEREST   AVERAGE               INTEREST   AVERAGE
                                                              AVERAGE     INCOME/    YIELD/    AVERAGE     INCOME/    YIELD/
                                                             BALANCE(1)  EXPENSE(2)   RATE    BALANCE(1)  EXPENSE(2)   RATE
                                                             ----------  ----------   ----    ----------  ----------   ----
         ASSETS:
         Interest bearing deposits with other financial
           institutions....................................   $  4,695    $     55    4.69%    $  4,734    $     65    5.49%
         Investment securities:
           U.S. government securities......................     33,377         475    5.69%      29,917         449    6.00%
           State and municipal obligations (3).............     14,521         172    7.18%      11,085         140    7.65%
           Other securities................................      1,357          20    5.90%       1,750          23    5.26%
                                                              --------    --------    ----     --------    --------    ----
         Total Investment Securities.......................   $ 49,255    $    667    5.42%    $ 42,752    $    612    5.73%
         Federal funds sold................................      1,227          14    4.56%           0           0     .00%
         Consumer..........................................      9,411         199    8.46%       8,643         196    9.07%
         Dealer floor plan.................................      2,304          45    7.81%       2,139          46    8.60%
         Mortgage..........................................     97,941       1,902    7.77%      98,973       1,972    7.97%
         Commercial........................................      6,832         149    8.72%       5,672         183   12.91%
         Tax free (3)......................................      2,342          30    7.76%       1,980          29    8.88%
                                                              --------    --------    ----     --------    --------    ----
         Total loans.......................................   $118,830    $  2,325    7.83%    $117,407    $  2,426    8.27%
         Total interest earning assets.....................    174,007       3,061    7.04%     164,893       3,103    7.53%
                                                              --------    --------    ----     --------    --------    ----
         Reserve for loan losses...........................   $   (965)                        $   (913)
         Cash and due from banks...........................      1,612                            1,832
         Other assets......................................      8,852                            8,704
                                                              --------                         --------
         Total assets......................................   $183,506                         $174,516
                                                              ========                         ========

                                                                        MARCH 1999                       MARCH 1998
                                                                        ----------                       ----------
                                                                         INTEREST   AVERAGE               INTEREST   AVERAGE
                                                              AVERAGE     INCOME/    YIELD/    AVERAGE     INCOME/    YIELD/
                                                             BALANCE(1)  EXPENSE(2)   RATE    BALANCE(1)  EXPENSE(2)   RATE
                                                             ----------  ----------   ----    ----------  ----------   ----
         LIABILITIES AND CAPITAL:
         SUPER NOW deposits................................   $ 21,303    $     76    1.43%    $ 19,958    $     92    1.84%
         IRA's under $100,000..............................      8,254         101    4.89%       8,014         101    5.04%
         Money market deposits.............................     11,306          77    2.72%      11,622          83    2.86%
         Savings deposits..................................     21,500         135    2.51%      20,474         135    2.64%
         Time deposits including IRA's over $100,000.......     12,495         181    5.79%      11,009         162    5.89%
         Other time deposits under $100,000................     49,015         654    5.34%      45,764         631    5.52%
                                                              --------    --------    ----     --------    --------    ----
         Total interest bearing deposits...................   $123,873    $  1,224    3.95%    $116,841    $  1,204    4.12%
                                                              --------    --------    ----     --------    --------    ----
         U.S. treasury short-term borrowings...............        317           4    5.05%         488           8    6.56%
         Short-term borrowings - other.....................          0           0    0.00%          13           0    0.00%
         Long-term borrowings..............................      2,300          32    5.57%       1,244           8    2.57%
         Repurchase agreements.............................     20,062         232    4.63%      21,644         279    5.16%
                                                              --------    --------    ----     --------    --------    ----
         Total interest bearing liabilities................   $146,552    $  1,492    4.07%    $140,230    $  1,499    4.28%
                                                              --------    --------    ----     --------    --------    ----
         Demand deposits...................................   $ 12,192                         $ 10,986
         Other liabilities.................................      1,459                            1,230
         Shareholders' equity..............................     23,303                           22,070
                                                              --------                         --------
         Total liabilities and capital.....................   $183,506                         $174,516
                                                              ========                         ========
         NET INTEREST INCOME/NET INTEREST MARGIN (4)......                $  1,569    3.61%                $  1,604    3.89%
                                                                          ========    ====                 ========    ====
         TAX EQUIVALENT NET INTEREST INCOME/
          NET INTEREST MARGIN (5)..........................               $  1,673    3.85%                $  1,691    4.10%
                                                                          ========    ====                 ========    ====

(1)  Average volume information was computed using daily averages.
(2)  Interest on loans includes fee income.
(3) Yield on tax-exempt obligations has been computed on a tax-equivalent basis.
(4) Net interest margin is computed by dividing net interest income by total interest earning assets.
(5) Interest and yield are presented on a tax-equivalent basis using 34% for 1999 and 1998.

Provision for Loan Losses
-------------------------

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

For the three month period ending March 31, 1999 and 1998, the provision for loan losses was $20,000.

Non-Interest Income
-------------------

The following table sets forth, for the periods indicated, the major components of non-interest income:

                                                                     THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                          ---------
                                                                      1999        1998
                                                                      ----        ----
                                                                   (Dollars in Thousands)
      Service charges and fees..................................    $    134    $    140
      Trust department income...................................          33          25
      Investment securities gain - net..........................          31           0
      Invest income.............................................          21           3
      Other.....................................................          30          26
                                                                    --------    --------
           Total................................................    $    249    $    194
                                                                    ========    ========

For the three months ended March 31, 1999, total non-interest income increased $55,000, to $249,000 compared with $194,000 for the three months ended March 31, 1998. The increase is generally the result of gains on sales of securities, reflecting $31,000 in gains. In addition, gross commission income earned as a result of brokerage and investment services increased $18,000 at March 31, 1999 compared to March 31, 1998. The net income derived from this operation after recognition of payroll, commissions and other expenses was $4,000 for the first three months of 1999 compared to $0 for the first three months of 1998.

Non-Interest Expenses
---------------------

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

                                                                      THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                          ---------
                                                                      1999        1998
                                                                      ----        ----
                                                                   (Dollars in Thousands)
      Salaries and wages.......................................     $    463    $    455
      Employee benefits........................................          160         162
      Net occupancy expense....................................           88          89
      Furniture and equipment expense..........................          140         130
      FDIC insurance...........................................            5           4
      State shares tax.........................................           46          40
      Other expense............................................          304         333
                                                                    --------    --------
           Total...............................................     $  1,206    $  1,213
                                                                    ========    ========

Salary and employee benefits expense increased 1.0% due primarily to employee annual increases and promotions within the Bank. Shares tax increased 15% as a result of a normal increase in shareholders' equity and a shift in the composition of the investment portfolio. Furniture and equipment expense increased 7.7% for the first three months of 1999 compared to the firs three months of 1998 due to equipment depreciation and maintenance resulting from our in-house computer system beginning in April 1998. Overall, expenses decreased
 .6% reflecting the commitment of management to remain vigilant in keeping expenses down.

Capital
-------

A major strength of a financial institution is a strong capital position. This capital is very critical as it must provide growth, payment to shareholders, and absorption of unforeseen losses. The federal regulators provide standards that must be met. These standards measure "risk-adjusted" assets against different categories of capital. The "risk-adjusted" assets reflect off balance sheet items, such as commitments to make loans, and also place balance sheet assets on a "risk" basis for collectibility. The adjusted assets are measured against Tier I Capital and Total Qualifying Capital. Tier I Capital is common shareholders' equity and Tier II Capital includes the allowance for loan losses. Allowance for loan losses must be lower than or equal to common shareholders' equity to be eligible for Total Qualifying Capital.

The Company exceeds all minimum capital requirements as reflected in the following table:

                                                   MARCH 31, 1999      DECEMBER 31, 1998
                                                   --------------      -----------------
                                                            MINIMUM               MINIMUM
                                                CALCULATED  STANDARD  CALCULATED  STANDARD
                                                  RATIOS     RATIOS     RATIOS     RATIOS
                                                  ------     ------     ------     ------
       Risk Based Ratios:
       Tier I Capital to risk-weighted assets..   21.06%      4.00%     20.43%      4.00%
       Total Qualifying Capital to
         risk-weighted assets..................   21.94%      8.00%     21.80%      8.00%

Additionally, certain other ratios also provide capital analysis as follows:

                                                                          MARCH   DECEMBER
                                                                        31, 1999  31, 1998
                                                                        --------  --------
       Tier I Capital to average assets............................      12.72%    12.95%
       Tier II Capital to average assets...........................      13.24%    13.49%

Management believes that the Bank's current capital position and liquidity positions are strong and that its capital position is adequate to support its operations.

Year 2000
---------

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

An assessment of the Bank's software and hardware has revealed those portions which will be required to be modified or replaced in order to properly utilize dates beyond December 31, 1999. The Bank presently believes that the Year 2000 is near resolution.

Another consideration for the imminent year 2000 readiness are embedded microchip problems. These microchips could be in such items as water pumps, sewage pumps, elevators, heat pumps, etc. A survey of all equipment containing possible microchips has been conducted at all CCFNB locations. Plumbing and heating vendors have been contacted as well as the telephone service providers. "White papers" indicating Y2K readiness have been obtained from all providers.

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

The Bank has utilized both internal and external resources to reprogram, or replace, and test the software for Year 2000 modifications. The Bank has already spent $270,000 and anticipates it will spend a total of $340,000 to complete the Year 2000 project. These costs are considered manageable by the Bank and are being funded through operating cash flows. The costs will not have a material effect on the results of operations in 1999 or beyond.

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

A Senior Vice President has been given the responsibility for Y2K compliance. A committee has been selected consisting of Board Members and Officers who have been meeting for well over a year addressing this issue.

Letters have been sent to vendors requesting, in writing, their effort to be in compliance with Y2K. A select group of commercial customers have been sent letters and visited by management explaining the Y2K Issues and asking them to be certain to address this very important issue. The Bank has also offered to help with any questions. Notices have been placed in each Bank lobby alerting the public to this issue. Also, verbiage has been placed on each deposit statement concerning the Y2K Issue. Newspaper print ads and statement inserts are planned for the last two quarters of 1999 to further communicate our readiness to our customers.

A time-line has been created for this project. All letters were mailed by March 15, 1998 and compliance letters were received by June 30, 1998. Compliance on all levels is very near completion. Testing will continue until the Bank is assured all critical systems are confirmed to be Y2K compliant.

Vendors and systems have been placed in priority order as to importance. All third party vendors that are most crucial have communicated with us stating they are Y2K compliant and testing on their systems is complete.

Our insurance carrier has been contacted and we are working closely with it to prudently assess the Bank's needs and take the appropriate steps to protect the Bank.

Contingency plans have been written on any systems that do not comply or are questionable as to their compliance.

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




                                             CCFNB BANCORP, INC.
                                                (Registrant)




                                             By /s/ Paul E. Reichart
                                                -------------------------------
                                                Paul E. Reichart
                                                President & CEO

                                             Date: May 10, 1999




                                             By /s/ Virginia D. Kocher
                                                -------------------------------
                                                Virginia D. Kocher
                                                Treasurer

                                             Date: May 10, 1999