Form 10-Q
period 1999-06-30
CCFNB BANCORP INC
filed 1999-08-10
CIK 731122

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q



[X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999


[ ] TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _____________


Commission file number 0-19028

                               CCFNB BANCORP, INC.
                 (Name of small business Issuer in its charter)

PENNSYLVANIA                                              23-2254643
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification Number)

232 East Street, Bloomsburg, PA                           17815
(Address of principal executive offices)                  (Zip Code)

Issuer's telephone number, including area code:  (570) 784-4400


         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirings for the past 90 days. Yes X No ___


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 1,378,611 shares of $1.25 (par) common stock were outstanding as of June 30, 1999.

                       CCFNB BANCORP, INC. AND SUBSIDIARY

                                  JUNE 30, 1999

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

CCFNB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)
UNAUDITED

                                                                   JUNE          DECEMBER
                                                                 30, 1999        31, 1998
                                                                 --------        --------
ASSETS
Cash and due from banks .................................       $  5,056        $  5,105
Interest-bearing deposits with other banks ..............            313           6,381
Federal funds sold ......................................          1,400           1,000
Investment securities:
  Securities Available-for-Sale .........................         51,230          47,586
  Securities to be Held-to-Maturity (estimated
    fair value 1999, $201; 1998, $569) ..................            200             565
Loans, net of unearned income ...........................        121,184         118,558
Allowance for loan losses ...............................            999             954
                                                                --------        --------
  Net loans .............................................       $120,185        $117,604
Premises and equipment ..................................          5,459           5,650
Other real estate owned .................................              0              24
Accrued interest receivable .............................            951             832
Other assets ............................................          1,100             511
                                                                --------        --------
     TOTAL ASSETS .......................................       $185,894        $185,258
                                                                ========        ========


LIABILITIES AND STOCKHOLDERS' EQUITY


LIABILITIES
Deposits:
  Non-interest bearing ..................................       $ 12,825        $ 13,315
  Interest bearing ......................................        126,731         124,364
                                                                --------        --------
     Total Deposits .....................................       $139,556        $137,679
Short-term borrowings ...................................         19,722          20,418
Long-term borrowings ....................................          2,315           2,291
Accrued interest and other expenses .....................          1,150           1,176
Other liabilities .......................................             34             214
                                                                --------        --------
     TOTAL LIABILITIES ..................................       $162,777        $161,778
                                                                --------        --------

STOCKHOLDERS' EQUITY
Common stock, par value $1.25 per share; authorized
  5,000,000 shares; issued 1,382,433 shares 1999 and 1998       $  1,728        $  1,728
Surplus .................................................          5,799           5,849
Retained earnings .......................................         16,291          15,670
Accumulated other comprehensive income (loss) ...........           (599)            448
Less:  Treasury stock at cost, 3,822 shares 1999,
  6,976 shares 1998 .....................................           (102)           (215)
                                                                --------        --------
     TOTAL STOCKHOLDERS' EQUITY .........................       $ 23,117        $ 23,480
                                                                --------        --------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .........       $185,894        $185,258
                                                                ========        ========


The accompanying notes are an integral part of these consolidated financial statements.

CCFNB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS EXCEPT PER SHARE DATA)
UNAUDITED

                                                        FOR THE SIX       FOR THE THREE
                                                       MONTHS ENDING      MONTHS ENDING
                                                          JUNE 30,            JUNE 30,
                                                          --------            --------
                                                      1999       1998       1999      1998
                                                      ----       ----       ----      ----
INTEREST INCOME
Interest and fees on loans:
  Taxable ......................................     $4,638     $4,768     $2,343     $2,372
  Tax exempt ...................................         60         57         30         28
Interest and dividends on investment securities:
  Taxable interest .............................        981        954        506        486
  Tax exempt interest ..........................        334        311        162        171
  Dividends ....................................         39         10         19          5
Interest on federal funds sold .................         30          4         16          4
Interest on deposits in other banks ............        113        105         58         40
                                                     ------     ------     ------     ------
     TOTAL INTEREST INCOME .....................     $6,195     $6,209     $3,134     $3,106
                                                     ------     ------     ------     ------
INTEREST EXPENSE
Interest on deposits ...........................     $2,466     $2,421     $1,242     $1,217
Interest on short-term borrowings ..............        465        541        229        254
Interest on long-term borrowings ...............         64         40         32         32
                                                     ------     ------     ------     ------
     TOTAL INTEREST EXPENSE ....................     $2,995     $3,002     $1,503     $1,503
                                                     ------     ------     ------     ------

Net interest income ............................     $3,200     $3,207     $1,631     $1,603
Provision for loan losses ......................         39         39         19         19
                                                     ------     ------     ------     ------
  NET INTEREST INCOME AFTER PROVISION FOR
    LOAN LOSSES ................................     $3,161     $3,168     $1,612     $1,584
                                                     ------     ------     ------     ------
NON-INTEREST INCOME
Service charges and fees .......................     $  298     $  282     $  164     $  142
Trust department income ........................         85         63         52         38
Securities gains - net .........................         31          0          0          0
Other income ...................................        109        120         58         91
                                                     ------     ------     ------     ------
     TOTAL NON-INTEREST INCOME .................     $  523     $  465     $  274     $  271
                                                     ------     ------     ------     ------
NON-INTEREST EXPENSES
Salaries and wages .............................     $  937     $  953     $  474     $  498
Pensions and other employee benefits ...........        316        315        156        153
Occupancy expense, net .........................        169        175         81         86
Furniture and equipment expense ................        293        270        153        140
Other operating expenses .......................        690        750        335        373
                                                     ------     ------     ------     ------
     TOTAL NON-INTEREST EXPENSES ...............     $2,405     $2,463     $1,199     $1,250
                                                     ------     ------     ------     ------

Income before income taxes .....................     $1,279     $1,170     $  687     $  605
Income tax expense .............................        320        289        179        149
                                                     ------     ------     ------     ------
    NET INCOME .................................     $  959     $  881     $  508     $  456
                                                     ======     ======     ======     ======

NET INCOME PER SHARE ...........................     $  .70     $  .64     $  .37     $  .33


The accompanying notes are an integral part of these consolidated financial statements.

CCFNB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
UNAUDITED

                                                                       FOR THE SIX MONTHS
                                                                         ENDING JUNE 30,
                                                                         ---------------
                                                                       1999            1998
                                                                       ----            ----
OPERATING ACTIVITIES
Net income ...................................................       $    959        $    881
Adjustments to reconcile net income to net cash provided by
 operating activities:
   Provision for loan losses .................................             39              39
   Provision for depreciation and amortization ...............            266             254
   Premium amortization on investment securities .............             46              43
   Discount accretion on investment securities ...............            (13)            (16)
   (Gain) on sales of investment securities Available-for-Sale            (31)             (4)
   Deferred income taxes (benefit) ...........................              5               0
   (Gain) on sale of other real estate .......................             (2)              0
   (Increase) in accrued interest receivable and other assets            (352)           (177)
   (Decrease) in accrued interest, other expenses and other
     liabilities .............................................            (26)            (65)
                                                                     --------        --------
     NET CASH PROVIDED BY OPERATING ACTIVITIES ...............       $    891        $    955
                                                                     --------        --------
INVESTING ACTIVITIES
Proceeds from sales, maturities and redemptions of investment
  securities Available-for-Sale ..............................       $  9,109        $ 14,699
Proceeds from maturities and redemptions of Held-to-Maturity
  investment securities ......................................            365             155
Purchase of investment securities Available-for-Sale .........        (14,343)        (16,322)
Net (increase) decrease in loans .............................         (2,620)          3,525
Purchases of premises and equipment ..........................            (75)           (894)
Proceeds from sale of other real estate ......................             26               0
                                                                     --------        --------
     NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES .....       $ (7,538)       $  1,163
                                                                     --------        --------
FINANCING ACTIVITIES
Net increase in deposits .....................................       $  1,877        $  2,861
Net (decrease) in short-term borrowings ......................           (696)         (2,632)
Net increase in long-term borrowings .........................             24           1,854
Proceeds from issuance of common stock .......................             75              72
Acquisition of treasury stock ................................            (25)           (230)
Proceeds from sale of treasury stock .........................             13              10
Cash dividends paid ..........................................           (338)           (320)
                                                                     --------        --------
     NET CASH PROVIDED BY FINANCING ACTIVITIES ...............       $    930        $  1,615
                                                                     --------        --------
     INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ........       $ (5,717)       $  3,733
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .............         12,486           5,317
                                                                     --------        --------
      CASH AND CASH EQUIVALENTS AT END OF PERIOD .............       $  6,769        $  9,050
                                                                     ========        ========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
  Interest ...................................................       $  2,994        $  3,014
  Income taxes ...............................................       $    317        $    296


The accompanying notes are an integral part of these consolidated financial statements.

CCFNB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1999
UNAUDITED


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



NOTE 3 - The results of operations for the six month period ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.



NOTE 4 - Net income per share of common stock for the interim periods is based on the weighted average number of shares for each period; 1999 - 1,376,395 shares and 1998 - 1,381,062 shares.



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


         The following table presents the changes in the allowance for credit losses:

                                                                   IN THOUSANDS
                                                                   ------------
              Balance at January 1, 1999.........................      $954
              Provisions charged to operations...................        39
              Loans charged off..................................       (17)
              Recoveries.........................................        23
                                                                       ----
              Balance at June 30, 1999...........................      $999
                                                                       ====

         At June 30, 1999 no loans were considered impaired as defined by Statement No. 114. Accordingly, no additional charge to operations was required since the total allowance for loan losses was estimated by management to be adequate to provide for the loan loss allowance under Statement No. 114 as well as any other potential loan losses.

NOTE 6 - The following represents changes in stockholders' equity for the current year:

                                                                                                ACCUMULATED
                                                                                                   OTHER
                                                                     COMPREHENSIVE             COMPREHENSIVE
                                      COMMON      COMMON                INCOME       RETAINED      INCOME     TREASURY
                                      SHARES      STOCK    SURPLUS      (LOSS)       EARNINGS      (LOSS)       STOCK     TOTAL
                                      ------      -----    -------      ------       --------      ------       -----     -----
Balance at January 1, 1999.........  1,382,433    $1,728    $5,849      $     0       $15,670     $   448      $(215)    $23,480
Comprehensive Income:
 Net income........................          0         0         0          959           959           0          0         959
 Other comprehensive income (loss),
  net of tax:
   Unrealized (losses) gains on
    investment securities of
    ($1,027), net of reclassification
    adjustment for gains included
    in net income of $20...........          0         0         0       (1,047)            0      (1,047)         0      (1,047)
                                                                        -------
  TOTAL COMPREHENSIVE INCOME (LOSS)                                     $   (88)
                                                                        =======
Issuance of 3,705 shares of common
  stock under dividend reinvestment
  and stock purchase plans.........      3,705         5        70                          0           0          0          75
Purchase of 1,100 shares of
  treasury stock...................          0         0         0                          0           0        (25)        (25)
Sale of 549 shares of treasury
  stock............................          0         0        (5)                         0           0         18          13
Retirement of 3,705 shares of
  treasury stock...................     (3,705)       (5)     (115)                         0           0        120           0
Cash dividends $.246 per share.....          0         0         0                       (338)          0          0        (338)
                                     ---------    ------    ------                    -------     -------      -----     -------
Balance at June 30, 1999...........  1,382,433    $1,728    $5,799                    $16,291     $  (599)     $(102)    $23,117
                                     =========    ======    ======                    =======     =======      =====     =======



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

                       CCFNB BANCORP, INC. AND SUBSIDIARY
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Consolidated Summary of Operations
----------------------------------
(Dollars in Thousands, except for per share data)

                                           AT AND FOR THE SIX MONTHS
                                                ENDED JUNE 30,      -----------AT AND FOR THE YEARS ENDED DECEMBER 31,------------
                                                --------------                 ---------------------------------------
                                              1999         1998         1998         1997         1996        1995        1994
                                              ----         ----         ----         ----         ----        ----        ----
Income and Expense:
  Interest income ......................  $    6,195   $    6,209   $   12,444   $   12,498   $   11,844   $   11,466   $   10,459
  Interest expense .....................       2,995        3,002        6,072        5,976        5,588        5,557        4,785
                                          ----------   ----------   ----------   ----------   ----------   ----------   ----------
  Net interest income ..................       3,200        3,207   $    6,372        6,522        6,256        5,909        5,674
  Loan loss provision ..................          39           39           78           60           80           42          160
                                          ----------   ----------   ----------   ----------   ----------   ----------   ----------
  Net interest income after loan loss
    provision ..........................       3,161        3,168        6,294        6,462        6,176        5,867        5,514
  Non-interest income ..................         523          465          981          804          762          693          569
  Non-interest expense .................       2,405        2,463        4,739        4,492        4,450        4,374        3,958
                                          ----------   ----------   ----------   ----------   ----------   ----------   ----------
  Income before income taxes ...........       1,279        1,170        2,536        2,774        2,488        2,186        2,125
  Income taxes .........................         320          289          634          749          664          561          560
                                          ----------   ----------   ----------   ----------   ----------   ----------   ----------
  Net income ...........................         959          881        1,902        2,025        1,824        1,625        1,565
                                          ==========   ==========   ==========   ==========   ==========   ==========   ==========

Per Share: (1)
  Net income after change in accounting
    principle (2) ......................  $      .70   $      .64   $     1.38   $     1.47   $     1.33   $     1.19   $     1.35
  Cash dividends paid ..................         .13         .289          .46          .46          .45          .45          .42
  Average shares outstanding ...........   1,376,395    1,376,794    1,381,062    1,381,800    1,375,875    1,367,595    1,163,199

Average Balance Sheet:
  Loans ................................  $  119,745   $  116,746   $  116,490   $  116,771   $  112,341   $  111,980   $  100,628
  Investments ..........................      49,558       44,602       45,878       40,307       39,248       37,063       41,410
  Other earning assets .................       6,090        4,072        4,952        5,053        3,739        1,727        2,696
  Total assets .........................     185,054      175,463      177,643      171,159      164,512      157,957      151,752
  Deposits .............................     138,051      129,386      131,366      117,086      117,414      116,495      115,071
  Other interest-bearing liabilities ...      22,402       22,849       22,660       20,198       14,860       11,766       11,014
  Stockholders' equity .................      23,272       21,972       22,264       20,690       19,512       18,067       13,736

Balance Sheet Data:
  Loans ................................     121,184      115,476      118,558      119,045      115,590      111,831      109,800
  Investments ..........................      51,430       45,424       48,151       43,862       37,407       40,384       39,323
  Other earning assets .................       1,713        4,718        7,381          582        6,856          385        4,174
  Total assets .........................     185,894      176,413      185,258      173,866      170,086      162,066      157,124
  Deposits .............................     139,556      130,580      137,679      127,719      131,400      128,985      126,864
  Other interest-bearing liabilities ...      22,037       22,024       22,709       22,802       16,951       12,430       11,910
  Stockholders' equity .................      23,117       22,598       23,480       22,105       20,657       19,512       17,650

Ratios: (3)
  Return on average assets .............        1.04%        1.00%        1.07%        1.18%        1.11%        1.03%        1.03%
  Return on average equity .............        8.24%        7.92%        8.54%        9.79%        9.35%        8.99%       11.39%
  Dividend payout ratio ................       35.25%       36.32%       33.59%       31.65%       33.95%       34.35%       36.54%
  Average equity to average assets ratio       12.58%       12.67%       12.53%       12.71%       11.86%       11.44%        9.05%

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


Overview
--------

Total assets increased .3% to $185.9 million at June 30, 1999, from $185.3 million at December 31, 1998. Net income increased 8.9% through June 30, 1999 to $959,000 or $.70 per share, compared to $881,000 or .64 per share for the same six month period ended June 30, 1998. Loans increased in 1999 by 2.2% to $121.2 million at June 30, from $118.6 million at December 31, 1998.


Results of Operations - For the Six Months Ended June 30, 1999 and June 30,
1998.

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

Net income for the six months ended June 30, 1999 was $959,000, or $.70 per share, as compared to $881,000, or $.64 per share, for the comparable period in 1998. An increase in non-interest income of $58,000 complimented by a decrease in non-interest expenses of $58,000 generally accounted for the $109,000 increase in income before income taxes.

Return on average assets and return on average equity were 1.04% and 8.24%, respectively, for the six months ended June 30, 1999, as compared to 1.00% and 7.92%, respectively, for the comparable period in 1998.


Net Interest Income
-------------------

For the six months ended June 30, 1998 and 1999, net interest income was $3.2 million. The net interest margin reflected a decrease to 3.88% for the six months ended June 30, 1999 from 4.10% for the comparable period in 1998. Average interest earning assets at June 30, 1999 increased by 6.03% over June 30, 1998.

Average loans outstanding increased from $116.7 million to $119.7 million or 2.6% for the six months ended June 30, 1999, as compared to the six months ended June 30, 1998. The outstanding balance of loans at June 30, 1999, increased from $118.6 million at December 31, 1998 to $121.2 million at June 30, 1999. A 2.6% decrease in income on loans from $4,825 million at June 30, 1998 to $4,698 million at June 30, 1999 occurred even though the loans increased during the period.

Shown below is a summary of past due and non-accrual loans:

                                                        IN THOUSANDS OF DOLLARS
                                                        -----------------------
                                                            JUNE     DECEMBER
Past due and non-accrual:                                 30, 1999   31, 1998
                                                          --------   --------
  Days 30 - 89.........................................    $1,243     $1,063
  Days 90 plus.........................................       285        415
  Non-accrual..........................................       431        537
                                                           ------     ------
                                                           $1,959     $2,015
                                                           ======     ======

Past due and non-accrual loans remained constant at $2.0 million at December 31, 1998 and at June 30, 1999. These real estate delinquencies mainly fall into the 60 day and below category. The increase specifically was attributable entirely to real estate loans which become past due during the six months which are fully secured by adequate real estate collateral.

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

The following analysis provides a schedule of loan maturities/interest rate sensitivities. This schedule presents a repricing and maturity analysis as required by the FFIEC:

                                                                      IN THOUSANDS
                                                                       OF DOLLARS
                                                                       ----------
                                                                          JUNE
         MATURITY AND REPRICING DATA FOR LOANS AND LEASES               30, 1999
         ------------------------------------------------               --------
Closed-end loans secured by first liens on 1-4 family residential properties with a remaining maturity or repricing frequency of:
    (1) Three months or less ........................................  $   4,301
    (2) Over three months through 12 months .........................     13,834
    (3) Over one year through three years ...........................     23,950
    (4) Over three years through five years .........................      4,804
    (5) Over five years through 15 years ............................      7,779
    (6) Over 15 years ...............................................      2,690
All loans and leases other than closed-end loans secured by first liens on 1-4 family residential properties with a remaining maturity or repricing frequency of:
    (1) Three months or less ........................................     16,988
    (2) Over three months through 12 months .........................      9,055
    (3) Over one year through three years ...........................     14,158
    (4) Over three years through five years .........................      8,757
    (5) Over five years through 15 years ............................     11,340
    (6) Over 15 years ...............................................      3,623
                                                                       ---------
       Sub-total ....................................................  $ 121,279
Add:  non-accrual loans not included above ..........................        431
Less:  unearned income ..............................................       (526)
                                                                       ---------
       Total Loans and Leases .......................................  $ 121,184
                                                                       =========

Interest income from investment securities reflects an 6.2% increase comparing $1,354,000 for the six months ended June 30, 1999, and the $1,275,000 for the comparable period of 1998. The average balance of investment securities for the six months ended June 30, 1999 increased 11.2% to $49.6 million, compared to the $44.6 million for the same period of 1998.

Total interest expense decreased $7,000 or .2% for the first six months of 1999, as compared to the first six months of 1998. This decrease in interest expense reflects a decrease in interest rates throughout the past year, however during the latter part of the second quarter of 1999 rates edged upward in order to keep pace with competition.

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



Average Balance Sheet and Rate Analysis
---------------------------------------
(Dollars in Thousands)

                                                    -----------JUNE 1999----------   -----------JUNE 1998----------
                                                                INTEREST   AVERAGE               INTEREST   AVERAGE
                                                     AVERAGE     INCOME/    YIELD/    AVERAGE     INCOME/    YIELD/
                                                    BALANCE(1)  EXPENSE(2)   RATE    BALANCE(1)  EXPENSE(2)   RATE
                                                    ----------  ----------   ----    ----------  ----------   ----
ASSETS:
Interest bearing deposits with other financial
  institutions....................................   $  4,776    $  113      4.73%    $  3,834    $  105    5.48%
Investment securities:
  U.S. government securities......................     34,092       981      5.76%      30,662       913    5.96%
  State and municipal obligations (3).............     14,092       334      7.18%      12,404       311    7.60%
  Other securities................................      1,374        39      5.68%       1,536        48    6.25%
                                                     --------    ------      ----     --------    ------    ----
Total Investment Securities.......................   $ 49,558    $1,354      5.46%    $ 44,602    $1,272    5.70%
Federal funds sold................................      1,314        30      4.57%         238         6    5.04%
Consumer..........................................      9,814       410      8.36%       8,879       402    9.06%
Dealer floor plan.................................      2,613       103      7.88%       2,194        95    8.66%
Mortgage..........................................     97,767     3,806      7.79%      98,081     3,994    8.14%
Commercial........................................      7,244       319      8.81%       5,676       276    9.73%
Tax free (3)......................................      2,307        60      7.88%       1,916        57    9.01%
                                                     --------    ------      ----     --------    ------    ----
Total loans.......................................   $119,745    $4,698      7.85%    $116,746    $4,824    8.26%
Total interest earning assets.....................    175,393     6,195      7.06%     165,420     6,207    7.50%
                                                     --------    ------      ----     --------    ------    ----
Reserve for loan losses...........................   $   (975)                        $   (920)
Cash and due from banks...........................      1,717                            1,837
Other assets......................................      8,919                            9,126
                                                     --------                         --------
Total assets......................................   $185,054                         $175,463
                                                     ========                         ========

                                                    -----------JUNE 1999----------   -----------JUNE 1998----------
                                                                INTEREST   AVERAGE               INTEREST   AVERAGE
                                                     AVERAGE     INCOME/    YIELD/    AVERAGE     INCOME/    YIELD/
                                                    BALANCE(1)  EXPENSE(2)   RATE    BALANCE(1)  EXPENSE(2)   RATE
                                                    ----------  ----------   ----    ----------  ----------   ----
LIABILITIES AND CAPITAL:
SUPER NOW deposits................................   $ 21,788    $  150      1.38%    $ 20,068    $  178      1.77%
IRA's under $100,000..............................      8,304       204      4.91%       8,070       206      5.11%
Money market deposits.............................     11,204       153      2.73%      11,919       174      2.92%
Savings deposits..................................     21,722       275      2.53%      20,685       269      2.60%
Time deposits including IRA's over $100,000.......     13,021       375      5.76%      10,901       323      5.93%
Other time deposits under $100,000................     49,167     1,309      5.32%      46,313     1,273      5.50%
                                                     --------    ------      ----     --------    ------      ----
Total interest bearing deposits...................   $125,206    $2,466      3.94%    $117,956    $2,423      4.11%
                                                     --------    ------      ----     --------    ------      ----
U.S. treasury short-term borrowings...............        422         9      4.27%         527        14      5.31%
Short-term borrowings - other.....................          0         0      0.00%          11         0      0.00%
Long-term borrowings..............................      2,309        64      5.54%       1,739        40      4.60%
Repurchase agreements.............................     19,671       456      4.64%      20,572       527      5.12%
                                                     --------    ------      ----     --------    ------      ----
Total interest bearing liabilities................   $147,608    $2,995      4.06%    $140,805    $3,004      4.27%
                                                     --------    ------      ----     --------    ------      ----
Demand deposits...................................   $ 12,845                         $ 11,430
Other liabilities.................................      1,329                            1,256
Stockholders' equity..............................     23,272                           21,972
                                                     --------                         --------
Total liabilities and capital.....................   $185,054                         $175,463
                                                     ========                         ========

NET INTEREST INCOME/NET INTEREST MARGIN (4)......                $3,200      3.65%                $3,203      3.87%
                                                                 ======      ====                 ======      ====

TAX EQUIVALENT NET INTEREST INCOME/
 NET INTEREST MARGIN (5)..........................               $3,403      3.88%                $3,393      4.10%
                                                                 ======      ====                 ======      ====

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

For the six month period ending June 30, 1999 and 1998, the provision for loan losses was $39,000.

Non-Interest Income
-------------------

The following table sets forth, for the periods indicated, the major components of non-interest income:

                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                                    --------
                                                                1999        1998
                                                                ----        ----
                                                             (Dollars in Thousands)

Service charges and fees..................................     $298         $282
Trust department income...................................       85           63
Investment securities gain - net..........................       31            0
Invest income.............................................       48           55
Other.....................................................       61           65
                                                               ----         ----
     Total................................................     $523         $465
                                                               ====         ====

For the six months ended June 30, 1999, total non-interest income increased $58,000, to $523,000 compared with $465,000 for the six months ended June 30, 1998. The increase is generally the result of gains on sales of securities in the amount of $31,000, fee income increase of $16,000 from $282,000 at June 30, 1998 to $298,000 at June 30, 1999 and trust department income increase of $22,000 as compared to the six month period ending June 30, 1998. A decrease of $11,000 occurred in the other income categories.


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

                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                                    --------
                                                                1999        1998
                                                                ----        ----
                                                             (Dollars in Thousands)

Salaries and wages.......................................     $  937      $  953
Employee benefits........................................        316         315
Net occupancy expense....................................        169         175
Furniture and equipment expense..........................        293         270
State shares tax.........................................         96          84
Other expense............................................        594         666
                                                              ------      ------
     Total...............................................     $2,405      $2,463
                                                              ======      ======

Salary and employee benefits, the largest expense in this category, decreased 1.2%. A decrease of $38,000 in commissions earned by third-party in-house brokerage service staff is the principal cause of the overall decrease. Shares tax increased 14% as a result of a normal increase in stockholders' equity and a shift in the composition of the investment portfolio. Furniture and equipment expense increased 8.5% for the first six months of 1999 compared to the first six months of 1998 principally due to increased equipment depreciation and maintenance resulting from installation of an in-house computer system beginning in April 1998. Overall, expenses decreased 2.4% reflecting the commitment of management to remain vigilant in keeping expenses down.


Capital
-------

A major strength of a financial institution is a strong capital position. This capital is very critical as it must provide growth, payment to stockholders, and absorption of unforeseen losses. The federal regulators provide standards that must be met. These standards measure "risk-adjusted" assets against different categories of capital. The "risk-adjusted" assets reflect off balance sheet items, such as commitments to make loans, and also place balance sheet assets on a "risk" basis for collectibility. The adjusted assets are measured against Tier I Capital and Total Qualifying Capital. Tier I Capital is common stockholders' equity and Tier II Capital includes the allowance for loan losses. Allowance for loan losses must be lower than or equal to common stockholders' equity to be eligible for Total Qualifying Capital.

The Company exceeds all minimum capital requirements as reflected in the following table:

                                             JUNE 30, 1999      DECEMBER 31, 1998
                                             -------------      -----------------
                                                      MINIMUM               MINIMUM
                                         CALCULATED   STANDARD CALCULATED  STANDARD
                                           RATIOS      RATIOS    RATIOS     RATIOS
                                           ------      ------    ------     ------
Risk Based Ratios:
Tier I Capital to risk-weighted assets..   21.29%      4.00%     20.43%      4.00%
Total Qualifying Capital to
  risk-weighted assets..................   22.19%      8.00%     21.80%      8.00%


Additionally, certain other ratios also provide capital analysis as follows:

                                                                  JUNE    DECEMBER
                                                                30, 1999  31, 1998
                                                                --------  --------
Tier I Capital to average assets............................      12.80%    12.95%
Tier II Capital to average assets...........................      13.34%    13.49%


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

The Bank has utilized both internal and external resources to reprogram, or replace, and test the software for Year 2000 modifications. The Bank has already spent $322,000 and anticipates it will spend a total of $340,000 to complete the Year 2000 project. These costs are considered manageable by the Bank and are being funded through operating cash flows. The costs will not have a material effect on the results of operations in 1999 or beyond.

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




                                             CCFNB BANCORP, INC.
                                                (Registrant)




                                             By /s/ Paul E. Reichart
                                                --------------------
                                                Paul E. Reichart
                                                President & CEO

                                             Date: August 6, 1999




                                             By /s/ Virginia D. Kocher
                                                ----------------------
                                                Virginia D. Kocher
                                                Treasurer

                                             Date: August 6, 1999