Form 10-Q
period 1999-09-30
CCFNB BANCORP INC
filed 1999-11-12
CIK 731122

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q



[X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

For the quarterly period ended September 30, 1999


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


          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 1,379,722 shares of $1.25 (par) common stock were outstanding as of October 20, 1999.

                       CCFNB BANCORP, INC. AND SUBSIDIARY

                               SEPTEMBER 30, 1999

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

CCFNB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)
UNAUDITED

                                                                             SEPTEMBER 30,       DECEMBER 31,
                                                                                 1999                1998
                                                                             -------------       ------------
ASSETS
Cash and due from banks .............................................          $  3,873           $  5,105
Interest-bearing deposits with other banks ..........................               215              6,381
Federal funds sold ..................................................                 0              1,000
Investment securities:
  Securities Available-for-Sale .....................................            49,988             47,586
  Securities to be Held-to-Maturity (estimated
    fair value 1999, $201; 1998, $569) ..............................               200                565
Loans, net of unearned income .......................................           124,484            118,558
Allowance for loan losses ...........................................               980                954
                                                                               --------           --------
  Net loans .........................................................          $123,504           $117,604
Premises and equipment ..............................................             5,332              5,650
Other real estate owned .............................................                68                 24
Accrued interest receivable .........................................               958                832
Other assets ........................................................             1,188                511
                                                                               --------           --------
     TOTAL ASSETS ...................................................          $185,326           $185,258
                                                                               ========           ========


LIABILITIES AND STOCKHOLDERS' EQUITY


LIABILITIES
Deposits:
  Non-interest bearing ..............................................          $ 12,537           $ 13,315
  Interest bearing ..................................................           124,621            124,364
                                                                               --------           --------
     Total Deposits .................................................          $137,158           $137,679
Short-term borrowings ...............................................            21,477             20,418
Long-term borrowings ................................................             2,346              2,291
Accrued interest and other expenses .................................             1,142              1,176
Other liabilities ...................................................                15                214
                                                                               --------           --------
     TOTAL LIABILITIES ..............................................          $162,138           $161,778
                                                                               --------           --------
STOCKHOLDERS' EQUITY
Common stock, par value $1.25 per share; authorized 5,000,000 shares;
  issued 1,379,722 shares 1999 and
  1,382,433 shares in 1998 ..........................................          $  1,725           $  1,728
Surplus .............................................................             5,722              5,849
Retained earnings ...................................................            16,642             15,670
Accumulated other comprehensive income (loss) .......................              (901)               448
Less:  Treasury stock at cost, 0 shares 1999,
  6,976 shares 1998 .................................................                 0               (215)
                                                                               --------           --------
     TOTAL STOCKHOLDERS' EQUITY .....................................          $ 23,188           $ 23,480
                                                                               --------           --------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .....................          $185,326           $185,258
                                                                               ========           ========


      The accompanying notes are an integral part of these consolidated financial statements.

CCFNB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS EXCEPT PER SHARE DATA)
UNAUDITED

                                                               FOR THE NINE                    FOR THE THREE
                                                               MONTHS ENDING                   MONTHS ENDING
                                                               SEPTEMBER 30,                   SEPTEMBER 30,
                                                            --------------------            --------------------
                                                            1999           1998             1999            1998
                                                            ----           ----             ----            ----

INTEREST INCOME
Interest and fees on loans:
  Taxable ......................................          $7,060          $7,130          $2,422          $2,362
  Tax exempt ...................................              90              86              30              29
Interest and dividends on investment securities:
  Taxable interest .............................           1,508           1,445             527             491
  Tax exempt interest ..........................             507             443             173             158
  Dividends ....................................              60              55              21              19
Interest on federal funds sold .................              39              20               9              16
Interest on deposits in other banks ............             129             154              16              49
                                                          ------          ------          ------          ------
     TOTAL INTEREST INCOME .....................          $9,393          $9,333          $3,198          $3,124
                                                          ------          ------          ------          ------

INTEREST EXPENSE
Interest on deposits ...........................          $3,707          $3,654          $1,241          $1,233
Interest on short-term borrowings ..............             700             804             235             263
Interest on long-term borrowings ...............              97              72              33              32
                                                          ------          ------          ------          ------
     TOTAL INTEREST EXPENSE ....................          $4,504          $4,530          $1,509          $1,528
                                                          ------          ------          ------          ------

Net interest income ............................          $4,889          $4,803          $1,689          $1,596
Provision for loan losses ......................              59              59              20              20
                                                          ------          ------          ------          ------
  NET INTEREST INCOME AFTER PROVISION FOR
    LOAN LOSSES ................................          $4,830          $4,744          $1,669          $1,576
                                                          ------          ------          ------          ------

NON-INTEREST INCOME
Service charges and fees .......................          $  454          $  447          $  156          $  165
Trust department income ........................             129              90              44              27
Securities gains - net .........................              39              21               8              21
Other income ...................................             162             182              53              62
                                                          ------          ------          ------          ------
     TOTAL NON-INTEREST INCOME .................          $  784          $  740          $  261          $  275
                                                          ------          ------          ------          ------

NON-INTEREST EXPENSES
Salaries and wages .............................          $1,415          $1,421          $  478          $  468
Pensions and other employee benefits ...........             471             464             155             149
Occupancy expense, net .........................             259             251              90              76
Furniture and equipment expense ................             450             417             157             147
Other operating expenses .......................           1,026           1,111             336             361
                                                          ------          ------          ------          ------
     TOTAL NON-INTEREST EXPENSES ...............          $3,621          $3,664          $1,216          $1,201
                                                          ------          ------          ------          ------

Income before income taxes .....................          $1,993          $1,820          $  714          $  650
Income tax expense .............................             503             449             183             160
                                                          ------          ------          ------          ------
    NET INCOME .................................          $1,490          $1,371          $  531          $  490
                                                          ======          ======          ======          ======

NET INCOME PER SHARE ...........................          $ 1.08          $  .99          $  .39          $  .36


The accompanying notes are an integral part of these consolidated financial statements.

CCFNB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
UNAUDITED


                                                                           FOR THE NINE MONTHS
                                                                          ENDING SEPTEMBER 30,
                                                                          --------------------
                                                                            1999         1998
                                                                          --------------------
OPERATING ACTIVITIES
Net income ...................................................          $  1,490     $  1,371
Adjustments to reconcile net income to net cash provided by
 operating activities:
   Provision for loan losses .................................                59           59
   Provision for depreciation and amortization ...............               398          389
   Premium amortization on investment securities .............                62           64
   Discount accretion on investment securities ...............               (18)         (25)
   (Gain) on sales of investment securities Available-for-Sale               (39)         (21)
   Deferred income taxes (benefit) ...........................                21           (4)
   (Gain) on sale of other real estate .......................                (2)           0
   (Increase) in accrued interest receivable and other assets               (308)        (124)
   (Decrease) in accrued interest, other expenses and other
     liabilities .............................................               (53)          25
                                                                        --------     --------
     NET CASH PROVIDED BY OPERATING ACTIVITIES ...............          $  1,610     $  1,734
                                                                        --------     --------

INVESTING ACTIVITIES
Proceeds from sales, maturities and redemptions of investment
  securities Available-for-Sale ..............................          $ 11,195     $ 21,304
Proceeds from maturities and redemptions of Held-to-Maturity
  investment securities ......................................               365          155
Purchase of investment securities Available-for-Sale .........           (15,647)     (26,111)
Net (increase) decrease in loans .............................            (6,027)       2,221
Purchases of premises and equipment ..........................               (80)      (1,001)
Proceeds from sale of other real estate ......................                26            0
                                                                        --------     --------
     NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES .....          $(10,168)    $ (3,432)
                                                                        --------     --------

FINANCING ACTIVITIES
Net increase (decrease) in deposits ..........................          $   (521)    $  4,787
Net increase (decrease) in short-term borrowings .............             1,059       (3,414)
Net increase in long-term borrowings .........................                55        1,852
Proceeds from issuance of common stock .......................               109          101
Acquisition of treasury stock ................................               (37)        (300)
Proceeds from sale of treasury stock .........................                13           10
Cash dividends paid ..........................................              (518)        (480)
                                                                        --------     --------
     NET CASH PROVIDED BY FINANCING ACTIVITIES ...............          $    160     $  2,556
                                                                        --------     --------
     INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ........          $ (8,398)    $    858
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .............            12,486        5,317
                                                                        --------     --------
      CASH AND CASH EQUIVALENTS AT END OF PERIOD .............          $  4,088     $  6,175
                                                                        ========     ========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION Cash paid during the year for:
  Interest............................................................. $  4,513     $  4,517
  Income taxes......................................................... $    514     $    441



The accompanying notes are an integral part of these consolidated financial statements.

CCFNB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1999
UNAUDITED


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



NOTE 3 - The results of operations for the nine month period ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.



NOTE 4 - Net income per share of common stock for the interim periods is based on the weighted average number of shares for each period; 1999 - 1,377,041 shares and 1998 - 1,379,506 shares.



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


         The following table presents the changes in the allowance for credit losses:

                                                            IN THOUSANDS
                                                            ------------
     Balance at January 1, 1999............................       $954
     Provisions charged to operations......................         59
     Loans charged off.....................................        (62)
     Recoveries............................................         29
                                                                  ----
     Balance at September 30, 1999.........................       $980
                                                                  ====


         At September 30, 1999 no loans were considered impaired as defined by Statement No. 114. Accordingly, no additional charge to operations was required since the total allowance for loan losses was estimated by management to be adequate to provide for the loan loss allowance under Statement No. 114 as well as any other potential loan losses.

NOTE 6 - The following represents changes in stockholders' equity for the current year:


                                                                                                   ACCUMULATED
                                                                                                      OTHER
                                                                          COMPREHENSIVE          COMPREHENSIVE
                                           COMMON       COMMON               INCOME     RETAINED     INCOME     TREASURY
                                           SHARES       STOCK     SURPLUS    (LOSS)     EARNINGS     (LOSS)       STOCK     TOTAL
                                           ------       -----     -------    ------     --------     ------       -----     -----

Balance at January 1, 1999 ..........     1,382,433     $1,728     $5,849    $     0     $15,670    $   448       $(215)   $23,480
Comprehensive Income:
 Net income .........................             0          0          0      1,490       1,490          0           0      1,490
 Other comprehensive income (loss),
  net of tax:
   Unrealized (losses) gains on
    investment securities of
    ($1,323), net of reclassification
    adjustment for gains included
    in net income of $26 ............             0          0          0     (1,349)          0     (1,349)          0     (1,349)
                                                                             -------
  TOTAL COMPREHENSIVE INCOME (LOSS) .                                        $   141
Issuance of 5,416 shares of common ..                                        =======
  stock under dividend reinvestment
  and stock purchase plans ..........         5,416          7        102                      0          0           0        109
Purchase of 1,700 shares of
  treasury stock ....................             0          0          0                      0          0         (37)       (37)
Sale of 549 shares of treasury
  stock .............................             0          0         (5)                     0          0          18         13
Retirement of 8,127 shares of
  treasury stock ....................        (8,127)       (10)      (224)                     0          0         234          0
Cash dividends $.376 per share ......             0          0          0                   (518)         0           0       (518)
                                          ---------     ------     ------                -------    -------     -------    -------
Balance at September 30, 1999 .......     1,379,722     $1,725     $5,722                $16,642    $  (901)    $     0    $23,188
                                          =========     ======     ======                =======    =======     =======    =======





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

                       CCFNB BANCORP, INC. AND SUBSIDIARY
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Consolidated Summary of Operations
----------------------------------
(Dollars in Thousands, except for per share data)


                                          AT AND FOR THE NINE MONTHS
                                          --------------------------
                                              ENDED SEPTEMBER 30,            AT AND FOR THE YEARS ENDED DECEMBER 31,
                                              -------------------            ---------------------------------------
                                               1999         1998         1998         1997        1996         1995         1994
                                              ------       ------       ------       ------      ------       ------       ------
Income and Expense:
  Interest income ......................  $    9,393   $    9,333   $   12,444   $   12,498  $   11,844   $   11,466   $   10,459
  Interest expense .....................       4,504        4,530        6,072        5,976       5,588        5,557        4,785
                                          ----------   ----------   ----------   ----------  ----------   ----------   ----------
  Net interest income ..................       4,889        4,803   $    6,372        6,522       6,256        5,909        5,674
  Loan loss provision ..................          59           59           78           60          80           42          160
                                          ----------   ----------   ----------   ----------  ----------   ----------   ----------
  Net interest income after loan loss
    provision ..........................       4,830        4,744        6,294        6,462       6,176        5,867        5,514
  Non-interest income ..................         784          740          981          804         762          693          569
  Non-interest expense .................       3,621        3,664        4,739        4,492       4,450        4,374        3,958
                                          ----------   ----------   ----------   ----------  ----------   ----------   ----------
  Income before income taxes ...........       1,993        1,820        2,536        2,774       2,488        2,186        2,125
  Income taxes .........................         503          449          634          749         664          561          560
                                          ----------   ----------   ----------   ----------  ----------   ----------   ----------
  Net income ...........................       1,490        1,371        1,902        2,025       1,824        1,625        1,565
                                          ==========   ==========   ==========   ==========  ==========   ==========   ==========

Per Share: (1)
  Net income ...........................  $     1.08   $      .99   $     1.38   $     1.47  $     1.33   $     1.19   $     1.35
  Cash dividends paid ..................        .376         .348          .46          .46         .45          .45          .42
  Average shares outstanding ...........   1,377,041    1,379,506    1,381,062    1,381,800   1,375,875    1,367,595    1,163,199

Average Balance Sheet:
  Loans ................................  $  120,883   $  116,402   $  116,490   $  116,771  $  112,341   $  111,980   $  100,628
  Investments ..........................      50,093       45,676       45,878       40,307      39,248       37,063       41,410
  Other earning assets .................       3,596        3,736        4,952        5,053       3,739        1,727        2,696
  Total assets .........................     185,509      176,609      177,643      171,159     164,512      157,957      151,752
  Deposits .............................     138,796      130,143      131,366      117,086     117,414      116,495      115,071
  Other interest-bearing liabilities ...      22,219       22,890       22,660       20,198      14,860       11,766       11,014
  Stockholders' equity .................      23,177       22,272       22,264       20,690      19,512       18,067       13,736

Balance Sheet Data:
  Loans ................................     124,484      116,779      118,558      119,045     115,590      111,831      109,800
  Investments ..........................      50,188       48,774       48,151       43,862      37,407       40,384       39,323
  Other earning assets .................         215        2,439        7,381          582       6,856          385        4,174
  Total assets .........................     185,325      178,092      185,258      173,866     170,086      162,066      157,124
  Deposits .............................     137,158      132,506      137,679      127,719     131,400      128,985      126,864
  Other interest-bearing liabilities ...      23,823       21,240       22,709       22,802      16,951       12,430       11,910
  Stockholders' equity .................      23,188       22,993       23,480       22,105      20,657       19,512       17,650

Ratios: (2)
  Return on average assets .............        1.07%        1.03%        1.07%        1.18%       1.11%        1.03%        1.03%
  Return on average equity .............        8.57%        8.21%        8.54%        9.79%       9.35%        8.99%       11.39%
  Dividend payout ratio ................       34.77%       35.01%       33.59%       31.65%      33.95%       34.35%       36.54%
  Average equity to average assets ratio       12.49%       12.61%       12.53%       12.71%      11.86%       11.44%        9.05%


(1) Per share data has been calculated on the weighted average number of shares outstanding.

(2) The ratios for the nine month period ending September 30, 1999 are annualized.

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


Overview
--------

Total assets remained at $185.3 million at September 30, 1999 and December 31, 1998. Net income increased 8.7% through September 30, 1999 to $1,490,000 or $1.08 per share, compared to $1,371,000 or $.99 per share for the same nine month period ended September 30, 1998. Loans increased in 1999 by 5.0% to $124.5 million at September 30, 1999 from $118.6 million at December 31, 1998.


Results of Operations - For the Nine Months Ended September 30, 1999 and September 30, 1998.

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

Net income for the nine months ended September 30, 1999 was $1,490,000, or $1.08 per share, as compared to $1,371,000, or $.99 per share, for the comparable period in 1998. A 6.8% increase in interest income on securities from $1,943,000 at September 30, 1998 to $2,075,000 at September 30, 1999 reflects an increase of $132,000 coupled with 1% decrease on interest on loans from $7,216,000 at September 30, 1998 to $7,150,000 at September 30, 1999 reflecting a $66,000 decrease in income or a net increase of $66,000 which accounts for the majority of the increase of $60,000 in interest income.

Total interest expense decreased by .6% or $26,000. Non-interest income increased $44,000 and non-interest expense decreased $43,000 reflecting a gain of $87,000 for the nine month period ended September 30, 1999 and 1998.

The aforementioned factors account for the $173,000 favorable increase in income before income taxes when comparing September 30, 1999 to September 30, 1998. After giving effect for income taxes net income increased .9% or $119,000 for the nine month period ending September 30, 1999 as compared to the same period in 1998.

Return on average assets and return on average equity were 1.07% and 8.57%, respectively, for the nine months ended September 30, 1999, as compared to 1.03% and 8.21%, respectively, for the comparable period in 1998.


Net Interest Income
-------------------

For the nine months ended September 30, 1998 and 1999, net interest income was $4.8 and $4.9 million respectively. The net interest margin reflected a decrease to 3.94% for the nine months ended September 30, 1999 from 4.09% for the comparable period in 1998. Average interest earning assets at September 30, 1999 increased by 5.6% over September 30, 1998.

Average loans outstanding increased from $116.4 million to $120.9 million or 3.9% for the nine months ended September 30, 1999, as compared to the nine months ended September 30, 1998. The outstanding balance of loans at September 30, 1999, increased from $118.6 million at December 31, 1998 to $124.5 million at September 30, 1999. A 1.0% decrease in income on loans from $7,216 million at September 30, 1998 to $7,150 million at September 30, 1999 occurred even though the loans increased during the period.

Shown below is a summary of past due and non-accrual loans:


                                                         IN THOUSANDS OF DOLLARS
                                                       ----------------------------
                                                       SEPTEMBER 30,   DECEMBER 31,
                                                           1999            1998
                                                       -------------   ------------

 Past due and non-accrual:
   Days 30 - 89.........................................   $1,754         $1,063
   Days 90 plus.........................................      293            415
   Non-accrual..........................................      156            537
                                                           ------         ------
                                                           $2,203         $2,015
                                                           ======         ======


Past due and non-accrual loans increased to $2.2 million at September 30, 1999 from $2.0 million at December 31, 1998. These real estate delinquencies mainly fall into the 60 day and below category. The increase specifically was attributable entirely to real estate loans which become past due during the six months which are fully secured by adequate real estate collateral.

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

The following analysis provides a schedule of loan maturities/interest rate sensitivities. This schedule presents a repricing and maturity analysis as required by the FFIEC:


                                                                         IN THOUSANDS
                                                                          OF DOLLARS
                                                                        -------------
                                                                         SEPTEMBER 30,
           MATURITY AND REPRICING DATA FOR LOANS AND LEASES                  1999
           ------------------------------------------------             -------------
Closed-end loans secured by first liens on 1-4 family residential properties with a remaining maturity or repricing frequency of:
    (1) Three months or less...........................................   $  3,328
    (2) Over three months through 12 months............................     12,716
    (3) Over one year through three years..............................     26,826
    (4) Over three years through five years............................      4,715
    (5) Over five years through 15 years...............................      7,890
    (6) Over 15 years..................................................      2,276

All loans and leases other than closed-end loans secured by first liens on
 1-4 family residential properties with a remaining maturity or repricing frequency of:
    (1) Three months or less...........................................     16,353
    (2) Over three months through 12 months............................      9,665
    (3) Over one year through three years..............................     15,566
    (4) Over three years through five years............................      9,687
    (5) Over five years through 15 years...............................     11,962
    (6) Over 15 years..................................................      3,946
                                                                          --------
       Sub-total.......................................................   $124,930
Add:  non-accrual loans not included above.............................        156
Less:  unearned income.................................................        602
                                                                          --------
       Total Loans and Leases..........................................   $124,484
                                                                          ========


Interest income from investment securities reflects a 6.8% increase comparing $2,075,000 for the nine months ended September 30, 1999, and the $1,943,000 for the comparable period of 1998. The average balance of investment securities for the nine months ended September 30, 1999 increased 9.6% to $50.1 million, compared to the $45.7 million for the same period of 1998.

Total interest expense decreased $26,000 or .6% for the first nine months of 1999, as compared to the first nine months of 1998.

Average short term borrowings decreased from $20.5 million at September 30, 1998 to $19.4 million at September 30, 1999. This decrease coupled with falling interest rates through the first quarter of 1999 reflected a decrease of $100,000 in interest on these borrowings. Conversely, interest on deposits increased $53,000 when comparing September 30, 1999 to 1998. This increase was attributable to rising interest rates during the most recent two quarters in 1999.

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

Average Balance Sheet and Rate Analysis
---------------------------------------
(Dollars in Thousands)


                                                                      SEPTEMBER 1999                  SEPTEMBER 1998
                                                                      --------------                  --------------
                                                                         INTEREST  AVERAGE                INTEREST  AVERAGE
                                                              AVERAGE     INCOME/   YIELD/     AVERAGE     INCOME/   YIELD/
                                                              BALANCE(1)  EXPENSE(2) RATE     BALANCE(1)  EXPENSE(2)  RATE
                                                              ----------  ---------------     ----------  ----------  ----

ASSETS:
Interest bearing deposits with other financial
  institutions ......................................         $   3,596    $  129    4.78%    $    3,736    $  154    5.50%
Investment securities:
  U.S. government securities ........................            34,528     1,508    5.82%        31,043     1,384    5.94%
  State and municipal obligations (3) ...............            14,183       507    7.22%        12,921       483    7.55%
  Other securities ..................................             1,382        60    5.79%         1,712        76    5.92%
                                                              ---------    ------    ----     ----------    ------    ----
Total Investment Securities .........................         $  50,093    $2,075    5.52%    $   45,676    $1,943    5.67%
Federal funds sold ..................................             1,103        39    4.71%           495        20    5.39%
Consumer ............................................            10,316       640    8.27%         9,109       616    9.02%
Dealer floor plan ...................................             2,572       153    7.93%         2,014       132    8.74%
Mortgage ............................................            98,226     5,767    7.83%        97,548     5,955    8.14%
Commercial ..........................................             7,492       500    8.90%         5,812       427    9.80%
Tax free (3) ........................................             2,277        90    7.98%         1,919        86    9.05%
                                                              ---------    ------    ----     ----------    ------    ----
Total loans .........................................         $ 120,883    $7,150    7.89%    $  116,402    $7,216    8.27%
Total interest earning assets .......................           175,675     9,393    7.13%       166,309     9,333    7.48%
                                                              ---------    ------    ----     ----------    ------    ----
Reserve for loan losses .............................         $    (986)                      $     (925)
Cash and due from banks .............................             1,683                            1,931
Other assets ........................................             9,137                            9,294
                                                              ---------                       ----------
Total assets ........................................         $ 185,509                       $  176,609
                                                              =========                       ==========

LIABILITIES AND CAPITAL:
SUPER NOW deposits ..................................         $  21,867    $  221    1.35%    $   20,067    $  265    1.76%
IRA's under $100,000 ................................             8,335       308    4.93%         7,975       307    5.13%
Money market deposits ...............................            11,018       228    2.76%        11,870       258    2.90%
Savings deposits ....................................            21,901       418    2.54%        20,751       404    2.60%
Time deposits including IRA's over $100,000 .........            13,631       587    5.74%        10,871       486    5.96%
Other time deposits under $100,000 ..................            48,879     1,945    5.31%        46,825     1,934    5.51%
                                                              ---------    ------    ----     ----------    ------    ----
Total interest bearing deposits .....................         $ 125,631    $3,707    3.93%    $  118,359    $3,654    4.12%
                                                              ---------    ------    ----     ----------    ------    ----
U.S. treasury short-term borrowings .................               447        15    4.47%           504        21    5.56%
Short-term borrowings - other .......................                34         2    7.84%             7         0    0.00%
Long-term borrowings ................................             2,315        97    5.59%         1,926        72    4.98%
Repurchase agreements ...............................            19,423       683    4.69%        20,453       783    5.10%
                                                              ---------    ------    ----     ----------    ------    ----
Total interest bearing liabilities ..................         $ 147,850    $4,504    4.06%    $  141,249    $4,530    4.28%
                                                              ---------    ------    ----     ----------    ------    ----
Demand deposits .....................................         $  13,165                       $   11,784
Other liabilities ...................................             1,317                            1,304
Stockholders' equity ................................            23,177                           22,272
                                                              ---------                       ----------
Total liabilities and capital .......................         $ 185,509                       $  176,609
                                                              =========                       ==========

NET INTEREST INCOME/NET INTEREST MARGIN (4) .........                      $4,889    3.71%                  $4,803    3.85%
                                                                           ======    ====                   ======    ====
TAX EQUIVALENT NET INTEREST INCOME/
 NET INTEREST MARGIN (5) ............................                      $5,196    3.94%                  $5,096    4.09%
                                                                           ======    ====                   ======    ====

(1) Average volume information was computed using daily averages.
(2) Interest on loans includes fee income.
(3) Yield on tax-exempt obligation has been computed on a tax-equivalent basis.
(4) Net interest margin is computed by dividing net interest income by total interest earning assets.
(5) Interest and yield are presented on a tax-equivalent basis using 34% for 1999 and 1998.

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

For the nine month period ending September 30, 1999 and 1998, the provision for loan losses was $59,000.


Non-Interest Income
-------------------

The following table sets forth, for the periods indicated, the major components of non-interest income:

                                                             NINE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                             -----------------
                                                             1999         1998
                                                             ----         ----
                                                           (Dollars in Thousands)

Service charges and fees..................................   $454         $447
Trust department income...................................    129           90
Investment securities gain - net..........................     39           21
Invest income.............................................     75           76
Other.....................................................     87          106
                                                             ----         ----
     Total................................................   $784         $740
                                                             ====         ====



For the nine months ended September 30, 1999, total non-interest income increased $44,000 to $784,000 compared with $740,000 for the nine months ended September 30, 1998. The increase is generally the result of fee income increase of $7,000 from $447,000 at September 30, 1998 to $454,000 at September 30, 1999
and trust department income increase of $39,000 as compared to the nine month period ending September 30, 1998.


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


                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                               -----------------
                                                               1999         1998
                                                               ----         ----
                                                            (Dollars in Thousands)

Salaries and wages.......................................    $1,415       $1,421
Employee benefits........................................       471          464
Net occupancy expense....................................       259          251
Furniture and equipment expense..........................       450          417
FDIC insurance...........................................        12           12
State shares tax.........................................       146          128
Other expense............................................       868          971
                                                             ------       ------
     Total...............................................    $3,621       $3,664
                                                             ======       ======


A net favorable decrease of $43,000 occurred when comparing September 30, 1999 total non-interest expense to September 30, 1998. No significant increase or decrease occurred when comparing September 30, 1999 salaries and employee benefits, the largest non-interest expense category.

An analysis of the more significant changes accounting for the net decrease in non-interest expenses when comparing September 30, 1999 to September 30, 1998 follows: On the positive side, computer costs associated with in-house systems and year 2000 compliance decreased $56,000, directors fees and expenses decreased $17,000, credit card costs decreased $9,000 and costs associated with branch operations and loans decreased $17,000. Conversely, shares tax increased $18,000, furniture and equipment expense which is mainly depreciation and equipment maintenance increased $33,000 and occupancy expense increased $8,000.


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

The Company exceeds all minimum capital requirements as reflected in the following table:

                                          SEPTEMBER 30, 1999     DECEMBER 31, 1998
                                          ------------------     -----------------
                                                     MINIMUM               MINIMUM
                                        CALCULATED   STANDARD  CALCULATED  STANDARD
                                          RATIOS      RATIOS     RATIOS     RATIOS
                                          ------      ------     ------     ------
Risk Based Ratios:
Tier I Capital to risk-weighted assets..  20.91%       4.00%     20.43%      4.00%
Total Qualifying Capital to
  risk-weighted assets..................  21.76%       8.00%     21.80%      8.00%


Additionally, certain other ratios also provide capital analysis as follows:

                                                                SEPTEMBER  DECEMBER
                                                                 30, 1999  31, 1998
                                                                ---------  --------

Tier I Capital to average assets............................      13.02%    12.95%
Tier II Capital to average assets...........................      13.55%    13.49%


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

The Bank has utilized both internal and external resources to reprogram, or replace, and test the software for Year 2000 modifications. The Bank has already spent $323,000 and anticipates it will spend a total of $340,000 to complete the Year 2000 project. These costs are considered manageable by the Bank and are being funded through operating cash flows. The costs will not have a material effect on the results of operations in 1999 or beyond.

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

Time lines have been established for December 30, 1999 - January 4, 2000 in all areas. The usual three bank offices will open on Saturday, January 1, 2000, from 9:00 a.m. - 12:00 p.m.

Contingency plans for cash and additional insurance and borrowing capacity is in place.

Customer reassurance is a major focus of marketing through 1999.

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



Item 3. Defaults Upon Senior Securities - Nothing to report.



Item 4. Submission of Matters to a Vote of Security Holders - Nothing to report.



Item 5. Other Information - Nothing to report.



Item 6. Exhibits and Reports on Form 8-K

8-K filed September 13, 1999 reporting the following action: CCFNB Bancorp, Inc. Announces Stock Buy Back Plan.

Bloomsburg, Pennsylvania, September 13, 1999 - CCFNB Bancorp's board of directors has announced that it has authorized the company to purchase up to ten percent or 137,800 shares in the aggregate of the company's common stock, in open market purchases from time to time in the discretion of the company's management to fund its dividend reinvestment plan.

CCFNB Bancorp intends to effect such purchases, if any, in compliance with the Rule 10b-18 under the Securities Exchange Act of 1934.

                                   SIGNATURES
                                   ----------




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             CCFNB BANCORP, INC.
                                                (Registrant)




                                             By /s/ Paul E. Reichart
                                                -----------------------
                                                Paul E. Reichart
                                                President & CEO

                                             Date:




                                             By /s/ Virginia D. Kocher
                                                -------------------------
                                                Virginia D. Kocher
                                                Treasurer

                                             Date: November 8, 1999