Form 10-K405
period 1999-12-31
CCFNB BANCORP INC
filed 2000-03-23
CIK 731122

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting and non-voting equity held by non-affiliates of the Registrant based on the average of the bid and asked prices of $17.63 at February 29, 2000, was $24,095,873.

         As of February 29, 2000, the Registrant had outstanding 1,366,754 shares of its common stock, par value $1.25 per share.

                       DOCUMENTS INCORPORATED BY REFERENCE

         In addition, portions of the Annual Report to stockholders of the Registrant for the year ended December 31, 1999, are incorporated by reference in Part II of this Annual Report.

                                  Page 1 of 74
                            Exhibit Index on Page 29

                               CCFNB BANCORP, INC.
                                    FORM 10-K

                                      INDEX

Part                                                                                                 Page
----                                                                                                 ----
Item 1.       Business........................................................................         3

Item 2.       Properties......................................................................        19

Item 3.       Legal Proceedings...............................................................        19

Item 4.       Submission of Matters to a Vote of Security Holders.............................  Not Applicable


Part II

Item 5.       Market for Registrant's Common Equity and Related Stockholder
                Matters.......................................................................        19

Item 6.       Selected Financial Data.........................................................        20

Item 7.       Management's Discussion and Analysis of Financial Condition
                and Results of Operation......................................................        20

Item 7A.      Quantitative and Qualitative Disclosure About Market Risk.......................        20

Item 8.       Financial Statements and Supplementary Data.....................................        24

Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure......................................................  Not Applicable


Part III

Item 10.      Directors and Executive Officers of the Registrant..............................        20

Item 11.      Executive Compensation..........................................................        21

Item 12.      Security Ownership of Certain Beneficial Owners and Management..................        25

Item 13.      Certain Relationships and Related Transactions..................................        26

Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K.................        26

Signatures    ................................................................................        27

Index to Exhibits.............................................................................        29

                               CCFNB BANCORP, INC.
                                    FORM 10-K

PART I

ITEM 1.  BUSINESS

GENERAL

We are a registered bank holding company and Pennsylvania business corporation and are headquartered in Bloomsburg, Pennsylvania. We have one wholly-owned subsidiary which is Columbia County Farmers National Bank or referred to as the Bank. Our business consists of the management and supervision of the Bank. Our principal source of income is dividends paid by the Bank. At December 31, 1999, we had approximately:

         o        $196 million in total assets;
         o        $134 million in loans;
         o        $139 million in deposits; and
         o        $23 million in stockholders' equity.

The Bank is a national banking association and member of the Federal Reserve System whose deposits are insured by the Bank Insurance Fund of the FDIC. The Bank is a full-service commercial bank providing a range of services and products, including time and demand deposit accounts, consumer, commercial and mortgage loans to individuals and small to medium-sized business in its Northcentral Pennsylvania market area. The Bank operates also a full-service trust department. At December 31, 1999, the Bank had six branch banking offices which are located in the Pennsylvania county of Columbia.

We consider our branch banking offices to be a single operating segment, because these branches have similar:

         o        economic characteristics,
         o        products and services,
         o        operating processes,
         o        delivery system,
         o        customer buses, and
         o        regulatory oversight.

We have not operated any other reportable operating segments in the 3-year period ended December 31, 1999.

As of December 31, 1999, we had 84 employees on a full-time equivalent basis. The Company and the Bank are not parties to any collective bargaining agreement and employee relations are considered to be good.

SUPERVISION AND REGULATION

The following discussion sets forth the material elements of the regulatory framework applicable to us and the Bank and provides certain specific information. This regulatory framework is primarily intended for the protection of investors in our common stock, depositors at the Bank and the Bank Insurance Fund that insures bank deposits. To the extent that the following information describes statutory and regulatory provisions, it is qualified by reference to those provisions. A change in the statutes, regulations or regulatory policies applicable to us or the Bank may have a material effect on our business.

INTERCOMPANY TRANSACTIONS

Various governmental requirements, including Sections 23A and 23B of the Federal Reserve Act, limit borrowings by us from the Bank and also limit various other transactions between us and the Bank. For example, Section 23A of the Federal Reserve Act limits to no more than ten percent of its total capital the aggregate outstanding amount of the Bank's loans and other "covered transactions" with any particular non-bank affiliate and limits to no more than 20 percent of its total capital the aggregate outstanding amount of the Bank's covered transactions with all of its affiliates. At December 31, 1999, approximately $4.6 million was available for loans to us from the Bank. Section 23A of the Federal Reserve Act also generally requires that the Bank's loans to its non-bank affiliates be secured, and Section 23B of the Federal Reserve Act generally requires that the Bank's transactions with its non-bank affiliates be on arm's-length terms. Also, we and the Bank are prohibited from engaging in certain "tie-in" arrangements in connection with extensions of credit or provision of property or services.

SUPERVISORY AGENCIES

As a national bank and member of the Federal Reserve System, the Bank is subject to primary supervision, regulation, and examination by the Office of the Comptroller of the Currency and secondary regulation by the FDIC. The Bank is subject to extensive statutes and regulations that significantly affect its business and activities. The Bank must file reports with its regulators concerning its activities and financial condition and obtain regulatory approval to enter into certain transactions. The Bank is also subject to periodic examinations by its regulators to ascertain compliance with various regulatory requirements. Other applicable statutes and regulations relate to insurance of deposits, allowable investments, loans, leases, acceptance of deposits, trust activities, mergers, consolidations, payment of dividends, capital requirements, reserves against deposits, establishment of branches and certain other facilities, limitations on loans to one borrower and loans to affiliated persons, activities of subsidiaries and other aspects of the business of banks. Recent federal legislation has instructed federal agencies to adopt standards or guidelines governing banks' internal controls, information systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation and benefits, asset quality, earnings and stock valuation, and other matters. Legislation adopted in 1994 gives the federal banking agencies greater flexibility in implementing standards on asset quality, earnings, and stock valuation. Regulatory authorities have broad flexibility to initiate proceedings designed to prohibit banks from engaging in unsafe and unsound banking practices.

We and the Bank are also affected by various other governmental requirements and regulations, general economic conditions, and the fiscal and monetary policies of the federal government and the Federal Reserve Board. The monetary policies of the Federal Reserve Board influence to a significant extent the overall growth of loans, leases, investments, deposits, interest rates charged on loans, and interest rates paid on deposits. The nature and impact of future changes in monetary policies are often not predictable.

We are subject to the jurisdiction of the SEC for matters relating to the offering and sale of our securities. We are also subject to the SEC's rules and regulations relating to periodic reporting, insider trader reports and proxy solicitation materials. Our common stock is not listed for quotation of prices on The NASDAQ Stock Market. However, daily bid and asked price quotations are maintained on the interdealer electronic bulletin board system.

SUPPORT OF THE BANK

Under current Federal Reserve Board policy, we are expected to act as a source of financial and managerial strength to the Bank by standing ready to use available resources to provide adequate capital funds to the Bank during periods of financial adversity and by maintaining the financial flexibility and capital-raising capacity to obtain additional resources for assisting the Bank. The support expected by the Federal Reserve Board may be required at times when we may not have the resources or inclination to provide it.

If a default occurred with respect to the Bank, any capital loans to the Bank from us would be subordinate in right of payment to payment of the Bank depositors and certain of its other obligations.

LIABILITY OF COMMONLY CONTROLLED BANKS

The Bank can be held liable for any loss incurred, or reasonably expected to be incurred, by the FDIC in connection with:

         o the default of a commonly controlled FDIC-insured depository institution or
         o any assistance provided by the FDIC to a commonly controlled FDIC-insured depository institution in danger of default.

"Default" generally is defined as the appointment of a conservator or receiver, and "in danger of default" generally is defined as the existence of certain conditions indicating that a default is likely to occur in the absence of regulatory assistance.

DEPOSITOR PREFERENCE STATUTE

In the "liquidation or other resolution" of the Bank by any receiver, federal legislation provides that deposits and certain claims for administrative expenses and employee compensation against the Bank are afforded a priority over the general unsecured claims against the Bank, including federal funds and letters of credit.

ALLOWANCE FOR LOAN LOSSES

There are certain risks inherent in making all loans. These risks include interest rate changes over the time period in which loans may be repaid, risks resulting from changes in our Northcentral Pennsylvania area economy, risks inherent in dealing with individual borrowers, and, in the case of a loan backed by collateral, risks resulting from uncertainties about the future value of the collateral.

Commercial loans and commercial real estate loans comprised 40% of our total consolidated loans as of December 31, 1999. Commercial loans are typically larger than residential real estate loans and consumer loans. Because our loan portfolio contains a significant number of commercial loans and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans may cause a significant increase in nonperforming loans. An increase in nonperforming loans could result in a loss of earnings from these loans, an increase in the provision for loan losses and loan charge offs.

We maintain an allowance for loan losses to absorb any loan losses based on, among other things, our historical experience, an evaluation of economic conditions, and regular reviews of any delinquencies and loan portfolio quality. We cannot assure you that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the allowance for loan losses will not be required. Additions to the allowance for loan losses would result in a decrease in our net income and, possibly, our capital.

In evaluating our allowance for loan losses, we divide our loans into the following categories:

         o        commercial,
         o        real estate mortgages,
         o        consumer, and
         o        unallocated.

We evaluate some loans as a group and some individually. We use the following criteria in choosing loans to be evaluated individually:

         o        by industry group,
         o        by risk profile, and
         o        by past due status.

After our evaluation of these loans, we allocate portions of our allowance for loan losses to categories of loans based upon the following considerations:

         o        historical trends,

         o        economic conditions, and
         o        any known deterioration.

We use a self-correcting mechanism to reduce differences between estimated and actual losses. We will, on a quarterly basis, weight our loss experience among the various categories and reallocate the allowance for loan losses.

For a more in-depth presentation of our allowance for loan losses and the components of this allowance, please refer to Item 7 of this report under Management's Discussion and Analysis of Financial Condition and Results of Operations as well as footnote 4 at Exhibit 13 to this report.

CAPITAL REQUIREMENTS

We are subject to risk-based capital requirements and guidelines imposed by the Federal Reserve Board, which are substantially similar to the capital requirements and guidelines imposed by the Comptroller of the Currency on the Bank. For this purpose, a bank's or bank holding company's assets and certain specified off-balance sheet commitments are assigned to four risk categories, each weighted differently based on the level of credit risk that is ascribed to those assets or commitments. In addition, risk-weighted assets are adjusted for low-level recourse and market-risk equivalent assets. A bank's or bank holding company's capital, in turn, includes the following tiers:

         o core ("Tier 1") capital, which includes common equity, non-cumulative perpetual preferred stock, a limited amount of cumulative perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, less goodwill, certain identifiable intangible assets, and certain other assets; and
         o supplementary ("Tier 2") capital, which includes, among other items, perpetual preferred stock not meeting the Tier 1 definition, mandatory convertible securities, subordinated debt and allowances for loan and lease losses, subject to certain limitations, less certain required deductions.

We, like other bank holding companies, are required to maintain Tier 1 and "Total Capital" (the sum of Tier 1 and Tier 2 capital, less certain deductions) equal to at least four percent and eight percent of their total risk-weighted assets (including certain off-balance sheet items, such as unused lending commitments and standby letters of credit), respectively. At December 31, 1999, we met both requirements, with Tier 1 and Total Capital equal to 17.94 percent and 18.68 percent of total risk-weighted assets.

The Federal Reserve Board has adopted rules to incorporate market and interest rate risk components into their risk-based capital standards. Amendments to the risk-based capital requirements, incorporating market risk, became effective January 1, 1998. Under the new market-risk requirements, capital will be allocated to support the amount of market risk related to a financial institution's ongoing trading activities.

The Federal Reserve Board also requires bank holding companies to maintain a minimum "Leverage Ratio" (Tier 1 capital to adjusted total assets) of three percent if the bank holding company has the highest regulatory rating and meets certain other requirements, or of three percent plus an additional cushion of at least one to two percentage points if the bank holding company does not meet these requirements. At December 31, 1999, our leverage ratio was 12.94 percent.

The Federal Reserve Board may set capital requirements higher than the minimums noted above for holding companies whose circumstances warrant it. For example, bank holding companies experiencing or anticipating significant growth may be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve Board has indicated that it will consider a "Tangible Tier 1 Leverage Ratio" (deducting all intangibles) and other indicia of capital strength in evaluating proposals for expansion or new activities or when a bank holding company faces unusual or abnormal risk. The Federal Reserve Board has not advised us of any specific minimum leverage ratio applicable to it.

The Bank is subject to similar risk-based capital and leverage requirements adopted by the Comptroller of the Currency. The Bank was in compliance with the applicable minimum capital requirements as of December 31, 1999. The Comptroller of the Currency has not advised the Bank of any specific minimum leverage ratio applicable to it.

Failure to meet capital requirements could subject the Bank to a variety of enforcement remedies, including the termination of deposit insurance by the FDIC, and to certain restrictions on its business. The Federal Deposit Insurance Corporation Improvements Act of 1991 ("FDICIA"), among other things, identifies five capital categories for insured banks - well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized - and requires federal bank regulatory agencies to implement systems for "prompt corrective action" for insured banks that do not meet minimum capital requirements based on these categories. The FDICIA imposed progressively more restrictive constraints on operations, management, and capital distributions, depending on the category in which an institution is classified. Unless a bank is well capitalized, it is subject to restrictions on its ability to offer brokered deposits, on "pass-through" insurance coverage for certain of its accounts, and on certain other aspects of its operations. FDICIA generally prohibits a bank from paying any dividend or making any capital distribution or paying any management fee to its holding company if the bank would thereafter be undercapitalized. An undercapitalized bank is subject to regulatory monitoring and may be required to divest itself of or liquidate subsidiaries. Holding companies of such institutions may be required to divest themselves of such institutions or divest themselves of or liquidate other affiliates. An undercapitalized bank must develop a capital restoration plan, and its parent bank holding company must guarantee the bank's compliance with the plan up to the lesser of five percent of the bank's assets at the time it became undercapitalized or the amount needed to comply with the plan. Critically undercapitalized institutions are prohibited from making payments of principal and interest on subordinated debt and are generally subject to the mandatory appointment of a conservator or receiver.

Rules adopted by the Comptroller of the Currency under FDICIA provide that a national bank is deemed to be well capitalized if the bank has a total risk-based capital ratio of ten percent or greater, a Tier 1 risk-based capital ratio of six percent or greater, and a leverage ratio of five percent or greater and the institution is not subject to a written agreement, order, capital directive, or prompt corrective action directive to meet and maintain a specific level of any capital measure. As of December 31, 1999, the Bank was well-capitalized, based on the prompt corrective action ratios and guidelines described above. It should be noted, however, that a bank's capital category is determined solely for the purpose of applying the Comptroller of the Currency's prompt corrective action regulations, and that the capital category may not constitute an accurate representation of the bank's overall financial condition or prospects.

BROKERED DEPOSITS

Under FDIC regulations, no FDIC-insured bank can accept brokered deposits unless it (1) is well capitalized, or (2) is adequately capitalized and receives a waiver from the FDIC. In addition, these regulations prohibit any bank that is not well capitalized from paying an interest rate on brokered deposits in excess of three-quarters of one percentage point over certain prevailing market rates. As of December 31, 1999, the Bank held no brokered deposits.

DIVIDEND RESTRICTIONS

We are a legal entity separate and district from the Bank. In general, under Pennsylvania law, we cannot pay a cash dividend if such payment would render us insolvent. Our revenues consist primarily of dividends paid by the Bank. The National Bank Act limits the amount of dividends the Bank can pay to us without regulatory approval. The Bank may declare and pay dividends to us to the lesser of:

         o        the level of undivided profits, and

         o absent regulatory approval, an amount not in excess of net income combined with retained net income for the preceding two years.

At December 31, 1999, approximately $2 million was available for payment of dividends to us.

In addition, federal bank regulatory authorities have authority to prohibit the Bank from engaging in an unsafe or unsound practice in conducting its business. Depending upon the financial condition of the bank in question, the payment of dividends could be deemed to constitute an unsafe or unsound practice. The ability of the Bank to pay dividends in the future is currently influenced, and could be further influenced, by bank regulatory policies and capital guidelines.

DEPOSIT INSURANCE ASSESSMENTS

The deposits of the Bank are insured up to regulatory limits by the FDIC and, accordingly, are subject to deposit insurance assessments to maintain the Bank Insurance Fund ("BIF") administered by the FDIC. The FDIC has adopted regulations establishing a permanent risk-related deposit insurance assessment system. Under this system, the FDIC places each insured bank in one of nine risk categories based on the bank's capitalization and supervisory evaluations provided to the FDIC by the institution's primary federal regulator. An insured bank's insurance assessment rate is then determined by the risk category in which it is classified by the FDIC.

In the light of the recent favorable financial situation of the federal deposit insurance funds and the recent low number of depository institution failures, effective January 1, 1997 the annual insurance premiums on bank deposits insured by the BIF vary between $0.00 per $100 of deposits for banks classified in the highest capital and supervisory evaluation categories to $0.27 per $100 of deposits for banks classified in the lowest capital and supervisory evaluation categories. BIF assessment rates are subject to semi-annual adjustment by the FDIC within a range of up to five basis points without public comment. The FDIC also possesses authority to impose special assessments from time to time.

The Deposit Insurance Funds Act provides for assessments to be imposed on insured depository institutions with respect to deposits insured by the BIF (in addition to assessments currently imposed on depository institutions with respect to BIF-insured deposits) to pay for the cost of Financing Corporation ("FICO") funding. The FDIC established the FICO assessment rates effective for the fourth quarter 1999 at approximately $0.012 per $100 annually for BIF-assessable deposits. The FICO assessments are adjusted quarterly to reflect changes in the assessment bases of the FDIC insurance funds and do not vary depending upon a depository institution's capitalization or supervisory evaluations. In 1999, the Bank paid FICO assessments of $15,866.

INTERSTATE BANKING AND BRANCHING

Under the Riegle-Neal Interstate Banking and Branching Efficiency Act ("Riegle-Neal"), subject to certain concentration limits and other requirements:

         o bank holding companies, such as we, are permitted to acquire banks and bank holding companies located in any state;
         o any bank that is a subsidiary of a bank holding company is permitted to receive deposits, renew time deposits, close loans, service loans, and receive loan payments as an agent for any other depository institution subsidiary of that bank holding company; and
         o banks are permitted to acquire branch offices outside their home states by merging with out-of-state banks, purchasing branches in other states, and establishing de novo branch offices in other states.

The ability of banks to acquire branch offices through purchase or opening of other branches is contingent, however, on the host state having adopted legislation "opting in" to those provisions of Riegle-Neal. In addition, the ability of a bank to merge with a bank located in another state is contingent on the host state not having adopted legislation "opting out" of that provision of Riegle-Neal. Pennsylvania has opted in to all of these provisions upon the condition that another host state has similar or reciprocal requirements as in Pennsylvania.

As of the date of this report, we are not contemplating any interstate acquisitions of a bank or a branch office.

CONTROL ACQUISITIONS

The Change in Bank Control Act prohibits a person or group of persons from acquiring "control" of a bank holding company, unless the Federal Reserve Board has been notified and has not objected to the transaction. Under a rebuttable presumption established by the Federal Reserve Board, the acquisition of ten percent or more of a class of voting stock of a bank holding company with a class of securities registered under Section 12 of the Exchange Act, such as we, would, under the circumstances set forth in the presumption, constitute acquisition of control of the bank holding company.

In addition, a company is required to obtain the approval of the Federal Reserve Board under the Bank Holding Company Act before acquiring 25 percent (five percent in the case of an acquirer that is a bank holding company) or more of any class of outstanding common stock of a bank holding company, such as we, or otherwise obtaining control or a "controlling influence" over that bank holding company.

PERMITTED NON-BANKING ACTIVITIES

The Federal Reserve Board permits us or our subsidiaries to engage in nonbanking activities so closely related to banking or managing or controlling banks as to be a proper incident thereto. While the types of permissible activities are subject to change by the Federal Reserve Board, the principal nonbanking activities that presently may be conducted by a bank holding company or its subsidiary without prior approval of the Federal Reserve Board are:

         o Extending credit and servicing loans. Making, acquiring, brokering, or servicing loans or other extensions of credit (including factoring, issuing letters of credit and accepting drafts) for the company's account or for the account of others.

         o Activities related to extending credit. Any activity usual in connection with making, acquiring, brokering or servicing loans or other extensions of credit, as determined by the Federal Reserve Board. The Federal Reserve Board has determined that the following activities are usual in connection with making, acquiring, brokering or servicing loans or other extensions of credit:

                  -        Real estate and personal property appraising.
                           Performing appraisals of real estate and tangible and intangible personal property, including securities.

                  -        Arranging commercial real estate equity financing.
                           Acting as intermediary for the financing of commercial or industrial income-producing real estate by arranging for the transfer of the title, control, and risk of such a real estate project to one or more investors, if the bank holding company and its affiliates do not have an interest in, or participate in managing or developing, a real estate project for which it arranges equity financing, and do not promote or sponsor the development of the property.

                  - Check-guaranty services. Authorizing a subscribing merchant to accept personal checks tendered by the merchant's customers in payment for goods and services, and purchasing from the merchant validly authorized checks that are subsequently dishonored.

                  - Collection agency services. Collecting overdue accounts receivable, either retail or commercial.

                  - Credit bureau services. Maintaining information related to the credit history of consumers and providing the information to a credit grantor who is considering a borrower's application for credit or who has extended credit to the borrower.

                  - Asset management, servicing, and collection activities. Engaging under contract with a third party in asset management, servicing, and collection of assets of a type that an insured depository institution may originate and own, if the company does not engage in real property management or real estate brokerage services as part of these services.

                  - Acquiring debt in default. Acquiring debt that is in default at the time of acquisition under certain conditions.

                  - Real estate settlement servicing. Providing real estate settlement services.

         o Leasing personal or real property. Leasing personal or real property or acting as agent, broker, or adviser in leasing such property under certain conditions.

         o        Operating nonbank depository institutions:

                  - Industrial banking. Owning, controlling, or operating an industrial bank, Morris Plan bank, or industrial loan company, so long as the institution is not a bank.

                  - Operating savings association. Owning, controlling or operating a savings association, if the savings association engages only in deposit-taking activities, lending, and other activities that are permissible for bank holding companies.

         o Trust company functions. Performing functions or activities that may be performed by a trust company (including activities of a fiduciary, agency, or custodial nature), in the manner authorized by federal or state law, so long as the company is not a bank for purposes of the Bank Holding Company Act.

         o Financial and investment advisory activities. Acting as investment or financial advisor to any person, including (without, in any way, limiting the foregoing):

                  - Serving as investment adviser (as defined in section 2(a)(20) of the Investment Company Act of 1940, 15 U.S.C. 80a-2(a)(20)), to an investment company registered under that act, including sponsoring, organizing, and managing a closed-end investment company;

                  - Furnishing general economic information and advice, general economic statistical forecasting services, and industry studies;

                  - Providing advice in connection with mergers, acquisitions, divestitures, investments, joint ventures, leveraged buyouts, recapitalizations, capital structurings, financing transactions and similar transactions, and conducting financial feasibility studies;

                  - Providing information, statistical forecasting, and advice with respect to any transaction in foreign exchange, swaps, and similar transactions, commodities, and any forward contract, option, future, option on a future, and similar instruments;

                  - Providing educational courses, and instructional materials to consumers on individual financial management matters; and

                  - Providing tax-planning and tax-preparation services to any person.

         o        Agency transactional services for customer investments:

                  - Securities brokerage. Providing securities brokerage services (including securities clearing and/or securities execution services on an exchange), whether alone or in combination with investment advisory services, and incidental activities (including related securities credit activities and custodial services), if the securities brokerage services are restricted to buying and selling securities solely as agent for the account of customers and do not include securities underwriting or dealing.

                  - Riskless principal transactions. Buying and selling in the secondary market all types of securities on the order of customers as a "riskless principal" to the extent of engaging in a transaction in which the company, after receiving an order to buy (or sell) a security from a customer, purchases (or sells) the security for its own account to offset a contemporaneous sale to (or purchase from) the customer. This does not include:

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

                  - Private placement services. Acting as agent for the private placement of securities in accordance with the requirements of the Securities Act of 1933 ("1933 Act") and the rules of the Securities and Exchange Commission, if the company engaged in the activity does not purchase or repurchase for its own account the securities being placed, or hold in inventory unsold portions of issues of these securities.

                  - Futures commission merchant. Acting as a futures commission merchant ("FCM") for unaffiliated persons in the execution, clearance, or execution and clearance of any futures contract and option on a futures contract traded on an exchange in the United States or abroad under certain conditions.

                  - Other transactional services. Providing to customers as agent transactional services with respect to swaps and similar transactions.

         o        Investment transactions as principal:

                  - Underwriting and dealing in government obligations and money market instruments. Underwriting and dealing in obligations of the United States, general obligations of states and their political subdivisions, and other obligations that state member banks of the Federal Reserve System may be authorized to underwrite and deal in under 12 U.S.C. 24 and 335, including banker's acceptances and certificates of deposit, under the same limitations as would be applicable if the activity were performed by the bank holding company's subsidiary member banks or its subsidiary nonmember banks as if they were member banks.

                  - Investing and trading activities. Engaging as principal in:

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

                  -        Buying and selling bullion, and related activities.
                           Buying, selling and storing bars, rounds, bullion, and coins of gold, silver, platinum, palladium, copper, and any other metal approved by the Federal Reserve Board, for the company's own account and the account of others, and providing incidental services such as arranging for storage, safe custody, assaying, and shipment.

         o        Management consulting and counseling activities:

                  - Management consulting. Providing management consulting advice under certain conditions.

                  - Employee benefits consulting services. Providing consulting services to employee benefit, compensation and insurance plans, including designing plans, assisting in the implementation of plans, providing administrative services to plans, and developing employee communication programs for plans.

                  - Career counseling services. Providing career counseling services to:

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

         o        Support services:

                  -        Courier services. Providing courier services for:

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

         o        Insurance agency and underwriting:

                  - Credit insurance. Acting as principal, agent, or broker for insurance (including home mortgage redemption insurance) that is:

                           (A) Directly related to an extension of credit by the
                  bank holding company or any of its subsidiaries; and

                           (B) Limited to ensuring the repayment of the
                  outstanding balance due on the extension of credit in the event of the death, disability, or involuntary unemployment of the debtor.

                  - Finance company subsidiary. Acting as agent or broker for insurance directly related to an extension of credit by a finance company that is a subsidiary of a bank holding company under certain conditions.

                  -        Engaging in any general insurance agency activities.

         o        Community development activities:

                  - Financing and investment activities. Making equity and debt investments in corporations or projects designed primarily to promote community welfare, such as the economic rehabilitation and development of low-income areas by providing housing, services, or jobs for residents.

                  - Advisory activities. Providing advisory and related services for programs designed primarily to promote community welfare.

         o Money orders, savings bonds, and traveler's checks. The issuance and sale at retail of money orders and similar consumer-type payment instruments; the sale of U.S. savings bonds; and the issuance and sale of traveler's checks.

         o Data processing. Providing data processing and data processing and data transmission services, facilities (including data processing and data transmission hardware, software, documentation, or operating personnel), data bases, advice, and access to such services, facilities, or data bases by any technological means under certain conditions.

COMMUNITY REINVESTMENT ACT

The Community Reinvestment Act of 1977, as amended (the "CRA"), and the regulations promulgated to implement the CRA are designed to create a system for bank regulatory agencies to evaluate a depository institution's record in meeting the credit needs of its community. CRA regulations establish tests for evaluating both small and large depository institutions' investment in the community. A "small bank" is defined as a bank which has total assets of less than $250 million and is independent or is an affiliate of a holding company with less than $1 billion in assets. There are streamlined procedures for evaluating small banks and the frequency of CRA examinations will occur less often based upon a bank's CRA rating. A large retail institution is one which does not meet the "small bank" definition. A large retail institution can be evaluated under one of two tests: (1) a three-part test evaluating the institution's lending, service and investment performance; or (2) a "strategic plan" designed by the institution with community involvement and approved by the appropriate federal bank regulator. A large institution must choose one of these options under which, to be examined. In addition, the CRA regulations include separate rules regarding the manner in which "wholesale banks" and "limited purpose banks" will be evaluated for compliance.

For the purposes of the CRA regulations, the Bank is deemed to be a "small bank," based upon financial information as of December 31, 1999. The Bank will be examined under the streamlined procedures. The Bank received a "satisfactory" CRA rating in its last CRA examination which was held in 1997.

CONCENTRATION

We are not dependent for deposits nor exposed by loan concentrations to a single customer or to a small group of customers the loss of any one or more of which would have a materially adverse effect on our financial condition.

FINANCIAL SERVICES MODERNIZATION

On November 12, 1999, the President signed into law the Gramm-Leach-Bliley Act (the "Act") which will, in general, take effect on March 11, 2000. The Act contains some of the most far-reaching changes governing the operations of companies doing business in the financial services industry. The Act eliminates the restrictions placed on the activities of banks and bank holding companies. By creating two new structures - financial holding companies and financial subsidiaries - we and the Bank will be allowed to provide a wider array of financial services and products that were reserved only for insurance companies and securities firms. In addition, we can now affiliate with an insurance company and a securities firm.

We would qualify to elect to become a financial holding company. This election is made to the Federal Reserve Board. A financial holding company has authority to engage in activities referred to as "financial activities" that are not permitted to bank holding companies. A financial holding company may also affiliate with companies that are engaged in financial activities. A "financial activity" is an activity that does not pose a safety and soundness risk and is:

         o        financial in nature,
         o        incidental to an activity that is financial in nature, or
         o        complimentary to a financial activity.

The Act lists certain activities as financial in nature:

         o        Lending, investing or safeguarding money or securities;
         o Underwriting insurance or annuities, or acting as an insurance or annuity principal, agent or broker;
         o        Providing financial or investment advice;
         o Issuing or selling interests in pools of assets that a bank could hold;
         o        Underwriting, dealing in or making markets in securities;
         o Engaging in any activity that the Federal Reserve Board found before the Act to be related closely to banking (See the section in this report entitled "Permitted Non-banking Activities");
         o Engaging within the United States in any activity that a bank holding company could engage in outside of the country, if the Federal Reserve Board determined before the Act that the activity was usual in connection with banking or other financial operations internationally;
         o Merchant banking - acquiring or controlling ownership interests in an entity engaged in impermissible activities, if: the interests are not held by a depository institution; the interests are held by a securities affiliate or an investment advisory affiliate of an insurance company as part of underwriting, merchant or investment banking activity; the interests are held long enough to enable their sale in a manner consistent with the financial viability of such an activity; and we do not control the entity except to the extent necessary to obtain a reasonable return on the investment; or
         o Insurance portfolio investing - acquiring or controlling ownership interests in an entity engaged in impermissible activities, if: the interests are not held by a depository institution; the interests are held by an insurance or annuity company; the interests represent investments made in the ordinary course of business in accordance with state law; and we do not control the entity except to the extent necessary to obtain a reasonable return on the investment.

The Act instructs the Federal Reserve Board to adopt a regulation or order defining certain additional activities as financial in nature, to the extent they are consistent with the purposes of the Act. These are:

         o Lending, exchanging, transferring, investing for others or safeguarding financial assets other than money or securities;
         o        Providing any method of transferring financial assets; and
         o Arranging, effecting or facilitating financial transactions for third parties.

Other activities also may be decided by the Federal Reserve Board to be financial in nature or incidental to a financial activity if they meet specified criteria. The Federal Reserve Board is instructed to consider the purposes of the Act and the Bank Holding Company Act; changes in the market in which financial holding companies compete; changes in the technology used to deliver financial services; and whether the proposed activity is necessary or appropriate to allow a financial holding company and its affiliates to compete effectively, deliver services efficiently and offer services through the most advanced technological means available.

The Act gives national banks authority to use "financial subsidiaries" to engage in financial activities. This authority has some limitations. A financial subsidiary of the Bank may not, as a principal:

         o        underwrite insurance or annuities;
         o        engage in real estate development or investment;
         o        engage in merchant banking; or
         o        engage in insurance portfolio investment activities.

A bank's investment in a financial subsidiary will affect the way it calculates its capital. The bank must deduct from its assets and stockholders' equity the total of its investments in financial subsidiaries. Moreover, a bank must present its financial information in two ways: in accordance with generally accepted accounting principles, and, separately, in a manner that reflects the segregation of the bank's investments in financial subsidiaries.

As of the date of this report, we have not considered whether to elect to become a financial holding company, or to engage in any financial activities, or to establish any financial subsidiaries for the Bank.

PRIVACY

The Act creates a minimum federal standard of privacy. A state can impose a greater or more restrictive standard of privacy than the Act. There is established a mechanism to protect the confidentiality of a customer's non-public personal financial information. The Act requires the Bank to disclose to a consumer or customer its policies to protect the confidentiality and security of nonpublic personal information and to alert the consumer or customer that he or she may opt out of any sharing of such information with any affiliated or non-affiliated third party. This notice must be given initially, and on an annual basis if the consumer becomes a customer.

The term consumer is different from the term customer. A consumer means an individual who obtains or has obtained a financial product or service from the Bank that is to be used primarily for personal, family or household purposes or that individual's representative. A customer of the Bank is an individual with a continuous relationship with the Bank. The federal bank regulatory agencies issued proposed regulations which give several examples of a consumer and customer relationship:

         o An individual who applies to the Bank for credit for personal, family or household purposes is a consumer of a financial service, regardless of whether the credit is extended;
         o An individual who provides nonpublic personal information to the Bank in order to obtain a determination about whether he or she may qualify for a loan to be used primarily for personal, family, or household purposes is a consumer of a financial service, regardless of whether the loan is extended by the Bank or another financial institution.

         o An individual who provides nonpublic personal information to the Bank in connection with obtaining or seeking to obtain financial, investment or economic advisory services is a consumer regardless of whether the Bank establishes an ongoing advisory relationship.

         o An individual who negotiates a workout with the Bank for a loan that the Bank owns is a consumer regardless of whether the Bank originally extended the loan to the individual.

         o An individual who has a loan from the Bank is the Bank's consumer even if the Bank:
                  -        Hires an agent to collect on the loan;
                  -        Sells the rights to service the loan; or
                  - Bought the loan from the financial institution that originated the loan.
         o An individual is not the Bank's consumer solely because the Bank processes information about the individual on behalf of a financial institution that extended the loan to the individual.

On the other hand, several examples of a customer follow:

         o A consumer has a continuing relationship with the Bank if the consumer:
                  - Has a deposit, credit, trust or investment account with the Bank;
                  -        Purchases an insurance product from the Bank;
                  -        Holds an investment product through the Bank;
                  - Enters into an agreement or understanding with the Bank whereby the Bank undertakes to arrange or broker a home mortgage loan for the consumer;
                  - Has a loan that the Bank services where the Bank owns the servicing rights;
                  - Enters into a lease of personal property with the Bank; or
                  -        Obtains financial, investment, or economic advisory
                           services from the Bank for a fee.
         o        A consumer does not, however, have a continuing relationship with the Bank and therefore is not a customer, if:
                  - The consumer only obtains a financial product or service in an isolated transaction, such as withdrawing cash from the Bank's ATM or purchasing a cashier's check or money order;
                  - The Bank sells the consumer's loan and does not retain the rights to service the loan; or
                  - The Bank sells the consumer airline tickets, travel insurance or traveler's checks in an isolated transaction.

In general, the Bank cannot disclose to a nonaffiliated third party any nonpublic personal information of its customers unless the Bank provides its customer with a notice that includes:

         o        the policies and practices of the Bank with regard to:
                  - disclosing nonpublic information to nonaffiliated third parties;
                  - the categories of persons to whom the information is or may be disclosed; and
                  -        the policy for disclosure to former customers;
         o categories of nonpublic information that are collected by the Bank;
         o the policies that the Bank maintains to protect the confidentiality and security of nonpublic personal information; and
         o        the disclosure, if required, under the Fair Credit Reporting
                  Act.

The Act sets forth a new requirement that this notice to a consumer or customer must be in clear and conspicuous or "plain English" language and presentation. The proposed regulations give several examples of the rules to follow in drafting these notices:

         o        The Bank makes its notice reasonably understandable if, the
                  Bank:
                  - Presents the information contained in the notice in clear, concise sentences, paragraphs and sections;
                  - Uses short explanatory sentences and bullet lists, whenever possible;
                  - Uses definite, concrete, everyday words and active voice, whenever possible;
                  -        Avoids multiple negatives;

                  - Avoids legal and highly technical business terminology; and
                  - Avoids boilerplate explanations that are imprecise and readily subject to different interpretations.
         o The Bank designs its notice to call attention to the nature and significance of the information contained in the notice if, to the extent applicable, the Bank:
                  - Uses a plain-language heading to call attention to the notice;
                  -        Uses a typeface and type size that are easy to read;
                           and
                  -        Provides wide margins and ample line spacing.
         o If the Bank provides a notice on the same form as another notice or other documents, the Bank designs its notice to call attention to the nature and significance of the information contained in the notice if the Bank uses:
                  - Larger type size(s), boldface or italics in the text;
                  -        Wider margins and line spacing in the notice; or
                  - Shading or sidebars to highlight the notice, whenever possible.

The Act creates certain exceptions to the prohibition on disclosure of nonpublic personal information of customers. Some of these exceptions are:

         o        with the consent of the customer;
         o to effect, administer or enforce a transaction requested or authorized by the customer;
         o the servicing or processing of a financial product or service requested or authorized by the customer;
         o the maintaining or servicing of the customer's account with the Bank or with another entity as part of a private label credit card program;
         o disclosure to persons holding a legal or beneficial interest relating to the customer or to persons acting in a fiduciary or representative capacity on behalf of the customer;
         o providing information to insurance rate advisory organizations, guaranty funds or agencies, rating agencies, persons assessing the Bank's compliance with industry standards and the Bank's attorneys, accountants and auditors; and
         o disclosure permitted under other laws, such as the Right to Financial Privacy Act, to law enforcement agencies or under local and state laws.

The Bank cannot disclose an account number or similar form of access code for a credit card account, deposit account or transaction account of a customer to any non-affiliated third party for use in telemarketing, direct mail marketing or other marketing through electronic mail to the customer.

THE BANK

The Bank's legal headquarters are located at 232 East Street, Bloomsburg, Columbia County, Pennsylvania 17815. The Bank is a locally-owned and managed community bank that seeks to provide personal attention and professional financial assistance to its customers. The Bank serves the needs of individuals and small - and medium-sized businesses. The Bank's business philosophy includes offering direct access to its President and other officers and providing friendly, informed and courteous service, local and timely decision making, flexible and reasonable operating procedures and consistently-applied credit policies.

The Bank solicits small and medium-sized businesses located primarily with in the Bank's market area that typically borrow in the $25,000 to $1.0 million range. In the event that certain loan requests may exceed the Bank's lending limit to any one customer, the Bank seeks to arrange such loans on a participation basis with other financial institutions.

MARKETING AREA

The Bank's primary market area is Columbia County, a 484 square mile area located in Northcentral Pennsylvania with a population of approximately 63,200 based on 1990 census data. The Town of Bloomsburg is the County's largest municipality and its center of industry and commerce. Bloomsburg has a population of approximately 12,400 based on 1990 census data, and is the county seat. Berwick, located on the eastern boundary of the County, is the second largest municipality, with a 1990 population of approximately 11,000. The Bank currently serves its market area through six branch offices located in Bloomsburg, Benton, Lightstreet, Millville, Orangeville and South Centre, Columbia County.

The Bank competes with eight other depository institutions in Columbia County. The Bank's major competitors are: First National Bank of Berwick; PNC Bank, N.A., the largest commercial bank headquartered in Pennsylvania; and First Columbia Bank and Trust Company of Bloomsburg, Pennsylvania.

The Bank's extended market area includes the adjacent Pennsylvania counties of Luzerne, Montour, Northumberland, Schuylkill and Sullivan.

FUTURE LEGISLATION

Various legislation, including proposals to substantially change the financial institution regulatory system and to expand or contract the powers of banking institutions and bank holding companies, is from time to time introduced in the Congress. This legislation may change banking statutes and our operating environment in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. We can not accurately predict whether any of this potential legislation will ultimately be enacted, and, if enacted, the ultimate effect that it, or implementing regulations, would have upon our financial condition or results of operations.

ITEM 2.  PROPERTIES

Our corporate headquarters are located at 232 East Street, Bloomsburg, Pennsylvania. We own this facility which has approximately 11,686 square feet. The Bank's legal or registered office is also at 232 East Street, Bloomsburg, Pennsylvania.

Our remaining banking centers, all of which we own, are described as follows:

---------------------------------------------------------------------------------------------
                                          Approximate
             Location                    Square Footage              Use
---------------------------------------------------------------------------------------------
Orangeville, PA                               2,259       Banking Services
---------------------------------------------------------------------------------------------
Benton, PA                                    4,672       Banking Services
---------------------------------------------------------------------------------------------
South Centre, PA                              3,868       Banking Services
---------------------------------------------------------------------------------------------
Scott Township, PA                           16,500       Banking Services, Corporate,
                                                          Credit and Operations
---------------------------------------------------------------------------------------------
Millville, PA                                 2,520       Banking Services
---------------------------------------------------------------------------------------------

We consider our facilities to be suitable and adequate for our current and immediate future purposes.

ITEM 3.  LEGAL PROCEEDINGS

We and the Bank are not parties to any legal proceedings that could have any significant effect upon our financial condition or income. In addition, we and the Bank are not parties to any legal proceedings under federal and state environmental laws.


PART II.

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

We had 757 stockholders of record including individual participants in security position listings and 1,366,754 shares of common stock, par value of $1.25 per share, the only authorized class of common stock, outstanding as of February 29, 2000. Our common stock trades under the symbol "CCFN." As of February 29, 2000, six firms were identified on the interdealer electronic bulletin board system as market makers in our common stock. The following information is reported by one of our market makers: Tucker Anthony Cleary Gull of Lancaster, Pennsylvania. These quotations represent prices between buyers and sellers and do not include retail makeup, markdown or commission. They may not necessarily represent actual transactions. The high and low closing sale prices and dividends per share of our common stock for the four quarters of 1999 and 1998 are summarized in the following table.

----------------------------------------------------------------------------------------------------------------------
                                                                                                          Dividends
1999:                                                                       High              Low          Declared
----------------------------------------------------------------------------------------------------------------------
First quarter                                                               25.00            19.13           .116
----------------------------------------------------------------------------------------------------------------------
Second quarter                                                              20.50            18.00           .130
----------------------------------------------------------------------------------------------------------------------
Third quarter                                                               20.63            20.00           .130
----------------------------------------------------------------------------------------------------------------------
Fourth quarter                                                              20.12            18.75           .130
----------------------------------------------------------------------------------------------------------------------


----------------------------------------------------------------------------------------------------------------------
                                                                                                          Dividends
1998:                                                                       High              Low          Declared
----------------------------------------------------------------------------------------------------------------------
First quarter                                                               26.25            23.00           .116
----------------------------------------------------------------------------------------------------------------------
Second quarter                                                              30.50            27.00           .116
----------------------------------------------------------------------------------------------------------------------
Third quarter                                                               31.00            28.00           .116
----------------------------------------------------------------------------------------------------------------------
Fourth quarter                                                              25.75            25.00           .116
----------------------------------------------------------------------------------------------------------------------

We have paid cash dividends since 1983. It is our present intention to continue the dividend payment policy, although the payment of future dividends must necessarily depend upon earnings, financial position, appropriate restrictions under applicable law and other factors relevant at the time the Board of Directors considers any declaration of dividends.

ITEM 6.  SELECTED FINANCIAL DATA

The information called for by this item is filed at Exhibit 13 to this report and is incorporated in its entirety by reference under this Item 6.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information called for by this item is filed at Exhibit 13 to this report and is incorporated in its entirety by reference under this Item 7.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for by this item is filed at Exhibit 13 to this report and is incorporated in its entirety by reference under this Item 7A.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and notes to these statements are filed at
Exhibit 13 to this report and are incorporated in their entirety by reference under this Item 8.

Our supplementary data is filed at Exhibit 13 to this report and is incorporated in its entirety by reference under this Item 8.


PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

At February 29, 2000, we had nine directors.

Our directors are divided into three classes: three directors are in Class 1; three directors are in Class 2; and three directors are in Class 3. Each director holds office for a three-year term. The terms of the classes are staggered, so that the term of office of one class expires each year.

The following information includes the age of each of our current directors and those persons who have been nominated to become a director upon their election at our 2000 annual meeting of stockholders. All of our current directors are also nominees for director.

-------------------------------------------------------------------------------------------------------
               NAME                     AGE             PRINCIPAL OCCUPATION          DIRECTOR SINCE
-------------------------------------------------------------------------------------------------------
Don E. Bangs                            68       Retired Owner - Insurance Agency          1985
-------------------------------------------------------------------------------------------------------
Robert M. Brewington, Jr.               49       Automobile and Truck Dealer; and
                                                 School Bus Contractor                     1996
-------------------------------------------------------------------------------------------------------
Edward L. Campbell                      61       Restauranteur; Christmas Tree
                                                 Dealer                                    1985
-------------------------------------------------------------------------------------------------------

Edward R. Harding, Jr.                  53       Attorney                                  1984
-------------------------------------------------------------------------------------------------------
William F. Hess                         66       Dairy Farmer                              1983
-------------------------------------------------------------------------------------------------------
Rodney B. Keller                        49       Community Development Director
                                                 for an Electric Utility                   2000
-------------------------------------------------------------------------------------------------------
Willard H. Kile, Sr.                    72       Real Estate Sales and Rentals             1983
-------------------------------------------------------------------------------------------------------
Charles E. Long                         64       Former Hardware/Masonry Products          1993
                                                 Wholesaler and Retailer
-------------------------------------------------------------------------------------------------------
Paul E. Reichart                        62       Commercial Banker                         1983
-------------------------------------------------------------------------------------------------------

PRINCIPAL OFFICERS

Our principal officers are appointed by the Board of Directors and serve at the will of the Board of Directors, subject to certain change in control agreements discussed later in this report. The following information is presented for our principal officers:

----------------------------------------------------------------------------------------
                                                                        EMPLOYEE
               NAME & POSITION                  HELD SINCE        SINCE          AGE
----------------------------------------------------------------------------------------
William F. Hess
Chairman                                           1998             *            66
----------------------------------------------------------------------------------------
Paul E. Reichart
President and CEO                                  1985           1960           62
----------------------------------------------------------------------------------------
Don E. Bangs
Secretary                                          1993             *            68
----------------------------------------------------------------------------------------
Virginia D. Kocher
Treasurer                                          1991           1972           52
----------------------------------------------------------------------------------------

* Not an employee of the Company and the Bank.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

Executive officers and directors and "beneficial owners" of more than ten percent of our common stock must file initial reports of ownership and reports of changes in ownership with the SEC pursuant to Section 16(a).

We have reviewed the reports and written representations from the executive officers and directors. Based on this review, we believe that all filing requirements were met during 1999.

ITEM 11. EXECUTIVE COMPENSATION

This section of the report contains charts that show the amount of compensation earned by our executive officers whose salary and bonus exceeded $100,000 for 1999. It also contains the performance graph comparing our performance relative to a peer group and the report of our human resource committee explaining the compensation philosophy for our most highly paid officers.

SUMMARY COMPENSATION TABLE (1)

                                      ANNUAL COMPENSATION
---------------------------------------------------------------------------------------------
                                                             OTHER ANNUAL      ALL OTHER
                                        SALARY     BONUS     COMPENSATION     COMPENSATION
 NAME AND PRINCIPAL POSITION    YEAR     ($)        ($)         ($)(2)           ($)(3)
---------------------------------------------------------------------------------------------
Paul E. Reichart                1999    90,895    23,653(4)      8,400            4,131
President and                   1998    88,247    19,902(5)      8,800            3,542
Chief Executive                 1997    85,677    27,239(6)      8,400            3,571
Officer
---------------------------------------------------------------------------------------------

(1) From January 1, 1997 through December 31, 1999, the Company did not pay any long-term compensation in the form of stock options, stock appreciation rights, restricted stock or any other long-term compensation, nor did it make any long-term incentive plan payments. Accordingly, no such information is presented in the summary compensation table set forth above. No such arrangements are currently in effect
(2) Represents the payment of directors' fees by the Bank for the years presented. Mr. Reichart did not receive perquisites and other personal benefits, securities and property that totaled in the aggregate for the years presented either $50,000 or 10% of the total of the amounts reported under the salary and bonus columns. Therefore, the amounts for such perquisites and other personal benefits, securities and property are not reported..
(3) These figures represent annual term insurance premium payments on the life of Mr. Reichart.
(4) Includes 9,977 as a life insurance premium payment for a deferred compensation plan; $1,851 as a cash bonus representing 2% of base salary; $4,941 as a contribution to the bank's profit sharing plan; $1,350 representing 50% up to 3% matching contribution to Mr. Reichart's 401K plan; $865 representing car expense; and $4,669 representing cafeteria plan benefits.
(5) Includes $5,364 as a life insurance premium payment for a deferred compensation plan; $3,459 as a cash bonus representing 4% of base salary; $4,455 as a contribution tot the bank's profit sharing plan; $1,300 representing 50% up to 3% matching contribution to Mr. Reichart's 401K plan; $854 representing car expense; and $4,488 representing cafeteria plan benefits.
(6) Includes $15,000 as a life insurance premium payment for a deferred compensation plan; $5,978 as a contribution to the bank's profit sharing plan; $1,285 representing 50% up to 3% matching contribution to Mr. Reichart's 401K plan; $800 representing car expense; and $4,176 representing cafeteria plan benefits.

                             EXECUTIVE COMPENSATION

HUMAN RESOURCE COMMITTEE REPORT

Executive compensation for the officers of the Company and the Bank is determined by the Human Resource Committee of the Company's Board of Directors. Salaries and bonuses for the executive officers are reviewed annually. All executive compensation is paid by the Bank to the applicable executive.

COMPENSATION PHILOSOPHY

Our executive compensation philosophy is designed to attract, retain, and motivate the best managerial talent available in line with three central themes: alignment, accountability, and attraction.

         o        Alignment with the long-term interests of our stockholders;
         o Accountability for results by linking executives to the Company and individual performance; and
         o        Attraction, motivation and retention of critical talent.

The Human Resource Committee annually conducts a full review of our executives and their performance in determining compensation levels. For 1999, the Human Resource Committee considered various qualitative and quantitative indicators of the Company and individual performance in determining the level of compensation for President and Chief Executive Officer and other executive officers. The review included an evaluation of the Company's performance both on a short- and long-term basis. This review included an analysis of quantitative measures, such as Return on Equity. The Human Resource Committee considered also qualitative measures such as leadership, experience, strategic direction, community representation and social responsibility. The Human Resource Committee has been sensitive to management's maintaining a balance between actions that foster long-term value creation and short-term performance. In addition, the Human Resource Committee evaluates total executive compensation in light of the operational and financial performance and compensation practices of the commercial banking industry in the Pennsylvania region.

Base salaries are reviewed each year and generally adjusted relative to individual performance and competitive salaries with the commercial banking industry in the Pennsylvania region.

A base salary increase of 3% was made to all executives in 1999. Actual salaries will continue to be set according to the scope of the responsibilities of each executive officer's position.

DEFERRED COMPENSATION AGREEMENTS FOR EXECUTIVE OFFICERS

Paul E. Reichart has served as our and the Bank's President and Chief Executive Officer since 1985. Mr. Reichart was named Vice Chairman in 1998. J. Jan Girton has served as the Executive Vice President, Chief Operating Officer and Assistant Secretary of the Bank since 1987. As a result of Messrs. Reichart's and Girton's active involvement and experience in the affairs of the Bank, the Bank has depended upon, and continues to depend upon, their continued employment. The Bank does not maintain employment agreements or key man insurance, other than the deferred compensation agreements described below, with respect to Messrs. Reichart and Girton. In 1992, the Bank entered into agreements with Paul E. Reichart, President and Chief Executive Officer of the Company and the Bank, and J. Jan Girton, Executive Vice President, Chief Operating Officer and Assistant Secretary of the Bank, to establish a non-qualified deferred compensation plan for these officers.

Each officer is deferring compensation in order to participate in his deferred compensation plan. If the officer continues to serve as an officer of the Bank until he attains 65 years of age, the Bank has agreed to pay him 120 guaranteed consecutive monthly payments commencing on the first day of the month following the officer's 65th birthday. Each officer's guaranteed monthly payment is based upon the future value of life insurance purchased with the compensation the officer has deferred. If the officer attains 65 years of age but dies before receiving all of the guaranteed monthly payments, then the Bank will make the remaining payments to the officer's designated beneficiary or to the representative of his estate. In the event that the officer dies while serving as an officer, but prior to age 65 years of age, then the Bank will remit the guaranteed monthly payments to the officer's designated beneficiary or to the representative of his estate. The Bank has obtained life insurance (designating the bank as the beneficiary) on the life of each participating officer in an amount which is intended to cover the Bank's obligations under the deferred compensation plan, based upon certain actuarial assumptions. In 1999, the Bank accrued $4,255 as an expense for the deferred compensation plan.

SIX YEAR PERFORMANCE GRAPH

The following graph and table compare the cumulative total stockholder return on our common stock during the six-year period ending on December 31, 1999, with
(i) the cumulative total return on the SNL Securities Corporation Performance Index (1) for 35 publicly-traded banks with under $250 million in total assets in the Middle Atlantic area (2), and (ii) the cumulative total return for all United States stocks traded on the NASDAQ Stock market. The comparison assumes the value of the investment in our common stock and each index was $100 on December 31, 1994, and assumes further the reinvestment of dividends into the applicable securities. The stockholder return shown on the graph and table below is not necessarily indicative of future performance.

                                                                         PERIOD ENDING
                                            ------------------------------------------------------------------------
Index                                          12/31/94    12/31/95    12/31/96    12/31/97    12/31/98    12/31/99
--------------------------------------------------------------------------------------------------------------------
CCFNB Bancorp, Incorporated                      100.00      109.94      119.05      169.66      188.08      149.76
NASDAQ - Total US*                               100.00      141.33      173.89      213.07      300.25      542.43
SNL <$250M Bank Asset-Size Index                 100.00      140.62      177.67      289.92      275.60      242.00

----------------------

(1) SNL Securities is a research and publishing firm specializing in the collection and dissemination of data on the banking, thrift and financial services industries.
(2) The Middle Atlantic area comprises the states of Delaware, Pennsylvania, Maryland, New Jersey and New York, the District of Columbia and Puerto Rico

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

This section describes how much stock our directors, executive officers own. It also describes the persons or entities that own more than 5% of our voting stock.

STOCK OWNED BY DIRECTORS, NOMINEES FOR DIRECTOR AND EXECUTIVE DIRECTORS

This table indicates the number of shares of common stock owned by the directors, nominees for director and executive officers as of February 29, 2000. The aggregate number of shares owned by all directors and executive officers is 5.33%. Unless otherwise noted, each individual has sole voting and investment power for the shares indicated below.

----------------------------------------------------------------------------------------------------------------------
                NAME OF INDIVIDUAL                          AMOUNT AND NATURE OF
               OF IDENTITY OF GROUP                        BENEFICIAL OWNERSHIP(1)            PERCENT OF CLASS
----------------------------------------------------------------------------------------------------------------------
Don E. Bangs                                                       8,160.875                         --
----------------------------------------------------------------------------------------------------------------------
Robert M. Brewington, Jr.                                          6,459.288                         --
----------------------------------------------------------------------------------------------------------------------
Edward L. Campbell                                                 6,195.375                         --
----------------------------------------------------------------------------------------------------------------------
Elwood R. Harding, Jr.                                            15,407.742                       1.13%
----------------------------------------------------------------------------------------------------------------------
William F. Hess                                                    4,152.506                         --
----------------------------------------------------------------------------------------------------------------------
Rodney B. Keller                                                     150.000                         --
----------------------------------------------------------------------------------------------------------------------
Willard H. Kile, Sr.                                              17,884.856                       1.31%
----------------------------------------------------------------------------------------------------------------------
Virginia D. Kocher                                                   391.000                         --
----------------------------------------------------------------------------------------------------------------------
Charles E. Long                                                    6,217.503                         --
----------------------------------------------------------------------------------------------------------------------
Paul E. Reichart                                                   7,765.000                         --
----------------------------------------------------------------------------------------------------------------------
All Officers and Directors as a group
    (9 Directors, 3 Nominees, 4 Officers,
    10 persons in total)                                          72,784.145                       5.33%
----------------------------------------------------------------------------------------------------------------------

(1) Includes shares held (a) directly, (b) jointly with spouse, (c) individually by a spouse, (d) by the transfer agent in the Corporation's dividend reinvestment account, and (e) in various trusts

VOTING STOCK OWNED BY "BENEFICIAL OWNER"

We know of no persons or entities who own beneficially more than five percent of our common stock as of February 29, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We encourage our directors and executive officers to have banking and financial transactions with the Bank. All of these transactions are made on comparable terms and with similar interest rates as those prevailing for other customers.

The total consolidated loans made by the Bank at December 31, 1999, to its directors and officers as a group, members of their immediate families and companies in which they have a 10% or more ownership interest was $6,873,447 million or 28.8% of our total consolidated capital accounts. The largest amount for all of these loans in 1999 was $6,873,447 million or 28.8% of our total consolidated capital accounts. These loans did not involve more than the normal risk of collectibility nor did they present other unfavorable features.

PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. Our consolidated financial statements and notes to these statements as well as the applicable reports of the independent certified public accountants are filed at Exhibit 13 to this report and are incorporated in their entirety by reference under this Item 14(a)1.

         2. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes to these statements.

         3. The exhibits required by Item 601 of Regulation S-K are included under Item 14(c) to this report.

(b)      Reports on Form 8-K

We filed no current reports on Form 8-K during the quarter ended December 31, 1999.

(c)      Exhibits required by Item 601 of Regulation S-K:

Exhibit Number Referred to
Item 601 of Regulation SK                                    Description of Exhibit
---------------------------                                  ----------------------
           2                                                          None.
           3                                                          None.
           4                                                          None.
           9                                                          None.
          10                                                          None.
          11                                                          None.
          12                                                          None.
          13                                       Portions of the Annual Report to Stockholders for
                                                   Fiscal Year Ended December 31, 1999.
          16                                                          None.
          18                                                          None.
          21                                       List of Subsidiaries of the Company.
          22                                                          None.
          23                                                          None.
          24                                                          None.
          27                                       Financial Data Schedule.
          99                                       SEC Guide 3 Financial Information.



By order of the Board of Directors

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CCFNB BANCORP, INC.
    (Bancorp)


By: /s/ Paul E. Reichart                             Date: March 23, 2000
   -------------------------------------------
   Paul E. Reichart
   President, Chief Executive Officer and
   Vice Chairman of the Board


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By: /s/ Don E. Bangs                                 Date: March 23, 2000
   -------------------------------------------
   Don E. Bangs
   Director and Secretary


By: /s/ Robert M. Brewington, Jr.                    Date: March 23, 2000
   -------------------------------------------
   Robert M. Brewington, Jr.
   Director


By: /s/ Edward L. Campbell                           Date: March 23, 2000
   -------------------------------------------
   Edward L. Campbell
   Director


By: /s/ Elwood R. Harding, Jr.                       Date: March 23, 2000
   -------------------------------------------
   Elwood R. Harding, Jr.
   Director


By: /s/ William F. Hess                              Date: March 23, 2000
   -------------------------------------------
   William F. Hess
   Director  and Chairman of the Board


By: /s/ Rodney B. Keller                             Date: March 23, 2000
   -------------------------------------------
   Rodney B. Keller
   Director

By: /s/ Willard H. Kile, Sr.                         Date: March 23, 2000
   -------------------------------------------
   Willard H. Kile, Sr.
   Director


By: /s/ Charles E. Long                              Date: March 23, 2000
   -------------------------------------------
   Charles E. Long
   Director


By: /s/ Paul E. Reichart                             Date: March 23, 2000
   -------------------------------------------
   Paul E. Reichart
   Director , President, Chief Executive Officer
   and Vice Chairman of the Board
   (Chief Executive Officer)


By: /s/ Virginia D. Kocher                           Date: March 23, 2000
   -------------------------------------------
   Virginia D. Kocher
   Treasurer
   (Principal Financial and Accounting Officer)

                                INDEX TO EXHIBITS


    Item Number      Description                                                   Page
    -----------      -----------                                                   ----

        13           Portions of the Annual Report to Stockholders for the
                     Fiscal Year Ended December 31, 1999.........................   30
        21           List of Subsidiaries of the Company.........................   69
        99           SEC Guide 3 Financial Information...........................   70
        27           Financial Data Schedule.....................................   74