Form 10-Q
period 2000-03-31
CCFNB BANCORP INC
filed 2000-05-15
CIK 731122

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000


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

Yes [X]  No [ ]


          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 1,360,770 shares of $1.25 (par) common stock were outstanding as of May 1, 2000.

                       CCFNB BANCORP, INC. AND SUBSIDIARY

                                 MARCH 31, 2000

                                   INDEX 10-Q

EXHIBIT 27 - FINANCIAL DATA SCHEDULE                                     NO PAGE
                                                                            #
PART I  - FINANCIAL INFORMATION:


        - Consolidated Balance Sheets                                       1


        - Consolidated Statements of Income                                 2


        - Consolidated Statements of Cash Flows                             3


        - Notes to Consolidated Financial Statements                      4 - 10


        - Report of Independent Certified Public Accountants               11


        - Management's Discussion and Analysis of Consolidated
          Financial Condition and Results of Operations                  12 - 18


PART II - OTHER INFORMATION                                                19


SIGNATURES                                                                 20

CCFNB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)
UNAUDITED

                                                                   MARCH      DECEMBER
                                                                  31, 2000    31, 1999
                                                                  --------    --------
ASSETS
Cash and due from banks.......................................    $  4,139    $  5,855
Interest-bearing deposits with other banks....................         221         217
Investment securities:
  Securities Available-for-Sale...............................      47,845      48,904
  Securities to be Held-to-Maturity (estimated
    fair value 1999, $200)....................................           0         200
Loans, net of unearned income.................................     133,020     134,423
Allowance for loan losses.....................................       1,006         985
                                                                  --------    --------
  Net loans...................................................    $132,014    $133,438
Premises and equipment........................................       5,182       5,274
Accrued interest receivable...................................       1,008       1,002
Other assets..................................................       1,470       1,232
                                                                  --------    --------
     TOTAL ASSETS.............................................    $191,879    $196,122
                                                                  ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits:
  Non-interest bearing........................................    $ 13,015    $ 13,672
  Interest bearing............................................     126,060     124,934
                                                                  --------    --------
     Total Deposits...........................................    $139,075    $138,606
Short-term borrowings.........................................      21,052      30,881
Long-term borrowings..........................................       7,342       2,343
Accrued interest and other expenses...........................       1,198       1,231
Other liabilities.............................................          20          14
                                                                  --------    --------
     TOTAL LIABILITIES........................................    $168,687    $173,075
                                                                  --------    --------

STOCKHOLDERS' EQUITY
Common stock, par value $1.25 per share; authorized 5,000,000 shares;
  issued 1,366,770 shares in 2000 and

  1,367,651 shares in 1999....................................    $  1,708    $  1,710
Surplus.......................................................       5,469       5,483
Retained earnings.............................................      17,287      17,014
Accumulated other comprehensive income (loss).................      (1,272)     (1,160)
                                                                  --------    --------
     TOTAL STOCKHOLDERS' EQUITY...............................    $ 23,192    $ 23,047
                                                                  --------    --------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...............    $191,879    $196,122
                                                                  ========    ========

See accompanying notes to Consolidated Financial Statements.

CCFNB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS EXCEPT PER SHARE DATA)
UNAUDITED

                                                                        FOR THE THREE
                                                                        MONTHS ENDING
                                                                          MARCH 31,
                                                                          ---------
                                                                       2000       1999
                                                                       ----       ----
INTEREST INCOME
Interest and fees on loans:
  Taxable........................................................  $   2,559  $   2,295
  Tax-exempt.....................................................         31         30
Interest and dividends on investment securities:

  Taxable interest...............................................        502        475
  Tax-exempt interest............................................        182        172
  Dividends......................................................         21         20
Interest on federal funds sold...................................          0         14
Interest on deposits in other banks..............................          3         55
                                                                   ---------  ---------
     TOTAL INTEREST INCOME.......................................  $   3,298  $   3,061
                                                                   ---------  ---------
INTEREST EXPENSE
Interest on deposits.............................................  $   1,246  $   1,224
Interest on short-term borrowings................................        311        236
Interest on long-term borrowings.................................         84         32
                                                                   ---------  ---------
     TOTAL INTEREST EXPENSE......................................  $   1,641  $   1,492
                                                                   ---------  ---------

Net interest income..............................................  $   1,657  $   1,569
Provision for loan losses........................................         20         20
                                                                   ---------  ---------
  NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES............  $   1,637  $   1,549
                                                                   ---------  ---------

NON-INTEREST INCOME
Service charges and fees.........................................  $     148  $     134
Trust department income..........................................         33         33
Securities gains - net...........................................          0         31
Other income.....................................................         44         51
                                                                   ---------  ---------
     TOTAL NON-INTEREST INCOME...................................  $     225  $     249
                                                                   ---------  ---------

NON-INTEREST EXPENSES
Salaries and wages...............................................  $     498  $     463
Pensions and other employee benefits.............................        167        160
Occupancy expense, net...........................................         87         88
Furniture and equipment expense..................................        156        140
Other operating expenses.........................................        339        355
                                                                   ---------  ---------
     TOTAL NON-INTEREST EXPENSES.................................  $   1,247  $   1,206
                                                                   ---------  ---------

Income before income taxes.......................................  $     615  $     592
Income tax expense...............................................        150        141
                                                                   ---------  ---------
    NET INCOME...................................................  $     465  $     451
                                                                   =========  =========

PER SHARE DATA
Net income.......................................................  $     .34  $     .33
Cash dividends...................................................  $     .14  $    .116
Weighted average shares outstanding..............................  1,367,268  1,375,768

See accompanying notes to Consolidated Financial Statements.

CCFNB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
UNAUDITED

                                                                         FOR THE THREE MONTHS
                                                                           ENDING MARCH 31,
                                                                           ----------------
                                                                           2000       1999
                                                                           ----       ----
OPERATING ACTIVITIES
Net income.............................................................  $    465   $   451
Adjustments to reconcile net income to net cash provided by
 operating activities:
   Provision for loan losses...........................................        20        20
   Provision for depreciation and amortization.........................       135       133
   Premium amortization on investment securities.......................         9        26
   Discount accretion on investment securities.........................        (4)       (6)
   (Gain) on sales of investment securities Available-for-Sale.........         0       (31)
   Deferred income taxes...............................................         0         5
   (Gain) on sale of other real estate.................................         0        (2)
   (Increase) in accrued interest receivable and other assets..........      (183)     (287)
   (Decrease) in accrued interest, other expenses and other
     liabilities.......................................................       (27)      (26)
                                                                         --------   -------
     NET CASH PROVIDED BY OPERATING ACTIVITIES.........................  $    415   $   283
                                                                         --------   -------
INVESTING ACTIVITIES
Proceeds from sales, maturities and redemptions of investment
  securities Available-for-Sale........................................  $    881  $  5,882
Proceeds from maturities and redemptions of Held-to-Maturity
  investment securities................................................       200       200
Purchase of investment securities Available-for-Sale...................         0    (6,818)
Net (increase) decrease in loans.......................................     1,404      (311)
Purchases of premises and equipment....................................       (43)      (14)
Proceeds from sale of other real estate................................         0        26
                                                                         --------   -------
     NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES...............  $  2,442  $ (1,035)
                                                                         --------   -------
FINANCING ACTIVITIES
Net increase (decrease) in deposits....................................  $    469  $ (1,080)
Net increase (decrease) in short-term borrowings.......................    (9,829)      (56)
Net increase in long-term borrowings...................................     4,999        26
Proceeds from issuance of common stock.................................        45        38
Acquisition of treasury stock..........................................       (61)      (17)
Proceeds from sale of treasury stock...................................         0        13
Cash dividends paid....................................................      (192)     (160)
                                                                         --------   -------
     NET CASH PROVIDED BY FINANCING ACTIVITIES.........................  $ (4,569) $ (1,236)
                                                                         --------   -------
     INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS..................  $ (1,712) $ (1,988)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.......................     6,072    12,486
                                                                         --------   -------
      CASH AND CASH EQUIVALENTS AT END OF PERIOD.......................  $  4,360  $ 10,498
                                                                         ========  ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
  Interest.............................................................  $  1,670  $  1,493
  Income taxes.........................................................  $     30  $     44

See accompanying notes to Consolidated Financial Statements.

CCFNB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2000


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        The accounting and reporting policies of CCFNB Bancorp, Inc. and Subsidiary (the "Corporation") are in accordance with generally accepted accounting principles and conform to common practices within the banking industry. The more significant policies follow:

        PRINCIPLES OF CONSOLIDATION

        The consolidated financial statements include the accounts of CCFNB Bancorp, Inc. and its wholly owned subsidiary, Columbia County Farmers National Bank (the "Bank"). All significant inter-company balances and transactions have been eliminated in consolidation.

        NATURE OF OPERATIONS & LINES OF BUSINESS

        The Corporation provides full banking services, including trust services, through the Bank, to individuals and corporate customers. The Bank has six offices covering an area of approximately 484 square miles in Northeastern Pennsylvania. The Corporation and its banking subsidiary are subject to regulation of the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation and the Federal Reserve Bank of Philadelphia.

        Gathering deposits and making loans are the major lines of business. The deposits are mainly deposits of individuals and small businesses and the loans are mainly real estate loans covering primary residences and small business enterprises. The trust services, under the name of CCFNB and Co., include administration of various estates, pension plans, self-directed IRA's and other services. A third-party brokerage arrangement, Invest, is also resident in the main branch, namely Bloomsburg. This Invest Financial Service offers a full line of stocks, bonds and other non-insured financial services.

        USE OF ESTIMATES

        The preparation of these consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of these consolidated financial statements and the reported amounts of income and expenses during the reporting periods. Actual results could differ from those estimates.

        INVESTMENT SECURITIES

        The Corporation classifies its investment securities as either "Held-to- Maturity" or "Available-for-Sale" at the time of purchase. Debt securities are classified as Held-to-Maturity when the Corporation has the ability and positive intent to hold the securities to maturity. Investment securities Held-to-Maturity are carried at cost adjusted for amortization of premiums and accretion of discounts to maturity.

        Debt securities not classified as Held-to-Maturity and equity securities included in the Available-for-Sale category, are carried at fair value, and the amount of any unrealized gain or loss net of the effect of deferred income taxes is reported as a component of Stockholders' Equity. Management's decision to sell Available-for-Sale securities is based on changes in economic conditions controlling the sources and uses of funds, terms, availability of and yield of alternative investments, interest rate risk, and the need for liquidity.

        The cost of debt securities classified as Held-to-Maturity or Available-for-Sale is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion, as well as interest and dividends, is included in interest income from investments. Realized gains and losses are included in net investment securities gains. The cost of investment securities sold, redeemed or matured is based on the specific identification method.

        LOANS

        Loans are stated at their outstanding principal balances, net of deferred fees or costs, unearned income, and the allowance for loan losses. Interest on loans is accrued on the principal amount outstanding, primarily on an actual day basis. Non-refundable loan fees and certain direct costs are deferred and amortized over the life of the loans using the interest method. The amortization is reflected as an interest yield adjustment, and the deferred portion of the net fees and costs is reflected as a part of the loan balance.

        NON-ACCRUAL LOANS - Generally, a loan is classified as non-accrual, with the accrual of interest on such a loan discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectibility of principal or interest, even though the loan currently is performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on non-accrual status, unpaid interest credited to income in the current year is reversed, and unpaid interest accrued in prior years is charged against the allowance for credit losses. Certain non-accrual loans may continue to perform, that is, payments are still being received with those payments generally applied to principal. Non-accrual loans remain under constant scrutiny and if performance continues, interest income may be recorded on a cash basis based on management's judgement as to collectibility of principal.

        ALLOWANCE FOR LOAN LOSSES - The allowance for loan losses is established through provisions for loan losses charged against income. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance.

        A factor in estimating the allowance for loan losses is the measurement of impaired loans. A loan is considered impaired when, based on current information and events, it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the loan agreement. Under current accounting standards, the allowance for loan losses related to impaired loans is based on discounted cash flows using the loan's effective interest rate or the fair value of the collateral for certain collateral dependent loans.

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

        PREMISES AND EQUIPMENT

        Premises and equipment are stated at cost less accumulated depreciation computed principally on the straight-line method over the estimated useful lives of the assets. Maintenance and minor repairs are charged to operations as incurred. The cost and accumulated depreciation of the premises and equipment retired or sold are eliminated from the property accounts at the time of retirement or sale, and the resulting gain or loss is reflected in current operations.

        OTHER REAL ESTATE OWNED

        Other real estate owned is comprised of property acquired through a foreclosure proceeding or acceptance of a deed-in-lieu of foreclosure and loans classified as in-substance foreclosure. In accordance with Statement of Financial Accounting Standards (SFAS) No. 114, a loan is classified as in-substance foreclosure when the Corporation has taken possession of the collateral regardless of whether formal foreclosure proceedings take place. Other real estate owned is recorded at fair value at the date of foreclosure, establishing a new cost basis. After foreclosure, valuations are periodically performed by management, and the real estate is carried at the lower of (1) cost or (2) fair value minus estimated costs to sell. Income and expenses from operations of other real estate owned and changes in the valuation allowance are included in loss on other real estate owned.

        INCOME TAXES

        The provision for income taxes is based on the results of operations, adjusted primarily for tax-exempt income. Certain items of income and expense are reported in different periods for financial reporting and tax return purposes. Deferred tax assets and liabilities are determined based on the differences between the consolidated financial statement and income tax bases of assets and liabilities measured by using the enacted tax rates and laws expected to be in effect when the timing differences are expected to reverse. Deferred tax expense or benefit is based on the difference between deferred tax asset or liability from period to period.

        PER SHARE DATA

        Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share", requires dual presentation of basic and diluted earnings per share. Basic earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding at the end of each period. Diluted earnings per share is calculated by increasing the denominator for the assumed conversion of all potentially dilutive securities. The Corporation does not have any securities which have or will have a dilutive effect, accordingly, basic and diluted per share data is the same.

        CASH FLOW INFORMATION

        For purposes of reporting consolidated cash flows, cash and cash equivalents include cash on hand and due from banks, interest-bearing deposits in other banks and federal funds sold. The Corporation considers cash classified as interest-bearing deposits with other banks as a cash equivalent because they are represented by cash accounts essentially on a demand basis. Federal funds are also included as a cash equivalent because they are generally purchased and sold for one-day periods.

        TRUST ASSETS AND INCOME

        Property held by the Corporation in a fiduciary or agency capacity for its customers is not included in the accompanying consolidated financial statements because such items are not assets of the Corporation. Trust Department income is recognized on a cash basis and is not materially different than if it was reported on an accrual basis.

        RECENT ACCOUNTING PRONOUNCEMENTS

        Statement of Financial Accounting Standards (SFAS) No. 133 (as amended by SFAS No. 137), "Accounting for Derivative Instruments and Hedging Activities", becomes effective for financial reporting periods beginning after June 15, 2000. SFAS No. 133 requires fair value accounting for all stand-alone derivatives and many derivatives embedded in other instruments and contracts. Since the Corporation does not enter into transactions involving derivatives described in the standard and does not engage in hedging activities, the standard is not expected to have a significant impact on the Corporation's consolidated financial condition or results of operations.

NOTE 2 - ALLOWANCE FOR LOAN LOSSES

        Changes in the allowance for loan losses for the periods ended March 31, 2000 and March 31, 1999 were as follows:

                                                             (Amounts in Thousands)
                                                             ----------------------
                                                                2000        1999
                                                                ----        ----
        Balance, beginning of year.........................   $    985    $    954
        Provision charged to operations....................         20          20
        Loans charged-off..................................        (15)        (12)
        Recoveries.........................................         16           6
                                                              --------    --------
        Balance, March 31..................................   $  1,006    $    985
                                                              ========    ========

        At March 31, 2000 the recorded investment in loans that are considered to be impaired as defined by SFAS No. 114 was $14,883. No additional charge to operations was required to provide for the impaired loans since the total allowance for loan losses is estimated by management to be adequate to provide for the loan loss allowance required by SFAS No. 114 along with any other potential losses.

        At March 31, 2000, there were no significant commitments to lend additional funds with respect to non-accrual and restructured loans.

     NOTE 3 - SHORT-TERM BORROWINGS

        Federal funds purchased, securities sold under agreements to repurchase, and Federal Home Loan Bank advances generally represented overnight or less than 30-day borrowings. U.S. Treasury tax and loan notes for collections made by the Bank were payable on demand.

     NOTE 4 - LONG-TERM BORROWINGS

        Long-term borrowings are comprised of advances from the Federal Home Loan Bank.

     NOTE 5 - STOCKHOLDERS' EQUITY

        Changes in stockholders' equity for the period ended March 31, 2000 were as follows:

                                                      (AMOUNTS IN THOUSANDS, EXCEPT COMMON SHARE DATA)
                                                      ------------------------------------------------
                                                                                          ACCUMULATED
                                                                                             OTHER
                                                                       COMP-                 COMP-
                                                                    REHENSIVE              REHENSIVE
                                       COMMON    COMMON               INCOME    RETAINED    INCOME     TREASURY
                                       SHARES     STOCK    SURPLUS    (LOSS)    EARNINGS    (LOSS)      STOCK     TOTAL
                                       ------     -----    -------    ------    --------    ------      -----     -----
Balance at January 1, 2000.........  1,367,651   $ 1,710   $ 5,483   $     0    $17,014    $(1,160)    $    0    $23,047
Comprehensive Income:
 Net income........................          0         0         0       465        465          0          0        465
 Change in unrealized gain (loss)
  on investment securities
  available-for-sale net of
  reclassification adjustment
  and tax effects..................          0         0         0      (112)         0       (112)         0       (112)
                                                                     -------
         TOTAL COMPREHENSIVE INCOME                                  $   353
Issuance of 2,619 shares of common                                   =======
  stock under dividend reinvestment
  and stock purchase plans.........      2,619         3        42                    0          0          0         45
Purchase of 3,500 shares of
  treasury stock...................          0         0         0                    0          0        (61)       (61)
Retirement of 3,500 shares of
  treasury stock...................     (3,500)       (5)      (56)                   0          0         61          0
Cash dividends $.14 per share......          0         0         0                 (192)         0          0       (192)
                                     ---------   -------   -------              -------    -------     ------    -------
Balance at March 31, 2000..........  1,366,770   $ 1,708   $ 5,469              $17,287    $(1,272)    $    0    $23,192
                                     =========   =======   =======              =======    =======     ======    =======

NOTE 6 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND CONCENTRATIONS OF CREDIT RISK

         The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and commercial letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The contract or notional amounts of those instruments reflect the extent of involvement the Corporation has in particular classes of financial instruments. The Corporation does not engage in trading activities with respect to any of its financial instruments with off-balance sheet risk.

         The Corporation may require collateral or other security to support financial instruments with off-balance sheet credit risk. The contract or notional amounts at March 31, 2000 and December 31, 1999 were as follows:

                                                                (Amounts in Thousands)
                                                                ----------------------
                                                                  March     December
                                                                 31, 2000   31, 1999
                                                                 --------   --------
         Financial instruments whose contract amounts
          represent credit risk:
           Commitments to extend credit........................  $ 10,602   $ 10,342
           Financial standby letters of credit.................       604        639
           Performance standby letters of credit...............        11         11
           Dealer floor plans..................................     1,603        991

         Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Because many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on management's credit evaluation of the counter-party. Collateral held varies but may include accounts receivable, inventory, property, plant, equipment and income-producing commercial properties.

         Standby letters of credit and commercial letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Corporation holds collateral supporting those commitments for which collateral is deemed necessary.

         The Corporation's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and letters of credit is represented by the contractual notional amount of those instruments. The Corporation uses the same credit policies in making commitments and conditional obligations, as it does for on-balance sheet instruments.

         The Corporation granted commercial, consumer and residential loans to customers within Pennsylvania. Of the total loan portfolio at March 31, 2000 77.3% was for real estate loans, principally residential. It was the opinion of management that the high concentration did not pose an adverse credit risk. Further, it was management's opinion that the remainder of the loan portfolio was balanced and diversified to the extent necessary to avoid any significant concentration of credit.

NOTE 7 - MANAGEMENT'S ASSERTIONS AND COMMENTS REQUIRED TO BE PROVIDED WITH FORM 10Q FILING

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

         The results of operations for the three-month period ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

         These consolidated interim financial statements have been prepared in accordance with requirements of Form 10Q and therefore do not include all disclosures normally required by generally accepted accounting principles applicable to financial institutions as included with consolidated financial statements included in the Corporation's annual Form 10K filing. The reader of these consolidated interim financial statements may wish to refer to the Corporation's annual report or Form 10K for the period ended December 31, 1999, filed with the Securities and Exchange Commission.

NOTE 8 - AMENDMENT OF RULE 10-01 OF REGULATION S-X REQUIRING REVIEWED QUARTERLY FINANCIAL STATEMENTS

         In accordance with the new amendment effective for the period ended March 31, 2000 the accompanying consolidated financial statements have been reviewed by Independent Certified Public Accountants whose report is being submitted as an integral part of this Form 10Q filing.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors and Stockholders of CCFNB Bancorp, Inc.:


We have reviewed the accompanying consolidated balance sheet of CCFNB Bancorp, Inc. and Subsidiary as of March 31, 2000, and the related consolidated statements of income and cash flows for the three-month period then ended. These consolidated financial statements are the responsibility of the management of CCFNB Bancorp, Inc. and Subsidiary.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the March 31, 2000 financial statements for them to be in conformity with generally accepted accounting principles.

The accompanying balance sheet of CCFNB Bancorp, Inc. and Subsidiary for the year ended December 31, 1999, was audited by us as part of our audit of the financial statements for the year ended December 31, 1999 taken as a whole and we expressed an unqualified opinion on them in our report dated January 18, 2000, but we have not performed any auditing procedures since that date.

The accompanying statements of income and cash flows of CCFNB Bancorp, Inc. and Subsidiary for the three-month period ended March 31, 2000 were not audited by us and, accordingly, we do not express an opinion on them.


                                           /S/ J.H. Williams & Co., LLP
                                           -------------------------------------

J.H. Williams & Co., LLP
Kingston, Pennsylvania
May 5, 2000

                 CCFNB BANCORP, INC. AND SUBSIDIARY
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Consolidated Summary of Operations
(Dollars in Thousands, except for per share data)

                                           AT AND FOR THE NINE MONTHS
                                                 ENDED MARCH 31,     ---------AT AND FOR THE YEARS ENDED DECEMBER 31,----------
                                                 ---------------     ----------------------------------------------------------
                                                2000        1999        1999        1998        1997        1996        1995
                                                ----        ----        ----        ----        ----        ----        ----
   Income and Expense:
     Interest income.......................  $    3,298  $    3,061  $   12,669  $   12,444  $   12,498  $   11,844  $   11,466
     Interest expense......................       1,641       1,492       6,099       6,072       5,976       5,588       5,557
                                             ----------  ----------  ----------  ----------  ----------  ----------  ----------
     Net interest income...................       1,657       1,569  $    6,570  $    6,372       6,522       6,256       5,909
     Loan loss provision...................          20          20          78          78          60          80          42
                                             ----------  ----------  ----------  ----------  ----------  ----------  ----------
     Net interest income after loan loss
       provision...........................       1,637       1,549       6,492       6,294       6,462       6,176       5,867
     Non-interest income...................         225         249       1,050         981         804         762         693
     Non-interest expense..................       1,247       1,206       4,818       4,739       4,492       4,450       4,374
                                             ----------  ----------  ----------  ----------  ----------  ----------  ----------
     Income before income taxes............         615         592       2,724       2,536       2,774       2,488       2,186
     Income taxes..........................         150         141         685         634         749         664         561
                                             ----------  ----------  ----------  ----------  ----------  ----------  ----------
     Net income............................         465         451       2,039       1,902       2,025       1,824       1,625
                                             ==========  ==========  ==========  ==========  ==========  ==========  ==========
   Per Share: (1)
     Net income............................  $      .34  $      .33  $     1.48  $     1.38  $     1.47  $     1.33  $     1.19
     Cash dividends paid...................         .14        .116         .51         .46         .46         .45         .45
     Average shares outstanding............   1,367,268   1,375,768   1,375,572   1,378,339   1,381,800   1,375,875   1,367,595

   Average Balance Sheet:
     Loans.................................  $  132,925  $  118,830  $  123,185  $  116,490  $  116,771  $  112,341  $  111,980
     Investments...........................      48,365      49,255      49,827      45,878      40,307      39,248      37,063
     Other earning assets..................         226       5,922       2,739       4,952       5,053       3,739       1,727
     Total assets..........................     191,545     183,506     186,597     177,643     171,159     164,512     157,957
     Deposits..............................     138,536     136,065     138,963     131,366     117,086     117,414     116,495
     Other interest-bearing liabilities....      24,009      22,679      22,874      22,660      20,198      14,860      11,766
     Stockholders' equity..................      22,793      23,303      22,874      22,264      20,690      19,512      18,067

   Balance Sheet Data:
     Loans.................................     133,020     118,863     134,423     118,558     119,045     115,590     111,831
     Investments...........................      47,854      48,249      49,104      48,151      43,862      37,407      40,384
     Other earning assets..................         221       5,666         217       6,105         582       6,856         385
     Total assets..........................     191,879     183,839     196,122     185,258     173,866     170,086     162,066
     Deposits..............................     139,075     136,599     138,606     137,679     127,719     131,400     128,985
     Other interest-bearing liabilities....      28,394      22,679      23,458      22,709      22,802      16,951      12,430
     Stockholders' equity..................      23,192      23,377      23,047      23,480      22,105      20,657      19,512

   Ratios: (2)
     Return on average assets..............        .97%        .98%       1.09%       1.07%       1.18%       1.11%       1.03%
     Return on average equity..............       8.16%       7.74%       8.91%       8.54%       9.79%       9.35%       8.99%
     Dividend payout ratio.................      41.08%      35.48%      34.09%      33.59%      31.65%      33.95%      34.35%
     Average equity to average assets ratio      11.90%      12.70%      11.75%      12.53%      12.71%      11.86%      11.44%

(1) Per share data has been calculated on the weighted average number of shares outstanding.

(2) The ratios for the three month period ending March 31, 2000 are annualized.

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

Overview

Total assets decreased 2.1% to $191.9 million at March 31, 2000 from $196.1 million at December 31, 1999. Net income increased 3.1% through March 31, 2000 to $465,000 or 34 cents per share, compared to $451,000 or 33 cents per share for the same three month period ended March 31, 1999. Loans decreased in 2000 by 1% to $133.0 million at March 31, 2000 from $134.4 million at December 31, 1999.

Results of Operations - For the Three Months Ended March 31, 2000 and March 31, 1999.

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

Net income for three months ended March 31, 2000 was $465,000 or 34 cents per share, as compared to $451,000 or 33 cents per share, for the comparable period in 1999. Interest income increased $237,000, interest expense increased $149,000, non-interest expense including income taxes increased $50,000 and non-interest income decreased $24,000, keeping in mind that in 2000 there were no security gains as compared to a $31,000 gain in 1999, the combination thereof being the contributing factors for the $14,000 increase in net income comparing March 31, 1999 to March 31, 2000.

Return on average assets and return on average equity were .97% and 8.16%, respectively, for the three months ended March 31, 2000, as compared to 1.09% and 8.91%, respectively, for the comparable period in 1999.

Net Interest Income

For the three months ended March 31, 1999 and 2000, net interest income was $1.5 and $1.6 million, respectively. The net interest margin reflected an increase to 3.89% for the three months ended March 31, 2000 from 3.85% for the comparable period in 1999. Average interest earning assets at March 31, 2000 increased by 4.3% over March 30, 1999 to $181,516 from $174,007.

Average loans outstanding increased from $118.8 million to $132.9 million or 11.9% for the three months ended March 31, 2000, as compared to the three months ended March 31, 1999.

The outstanding balance of loans at March 31, 2000 decreased from $134.4 million at December 31, 1999 to $133.0 million at March 31, 2000.

Shown below is a summary of past due and non-accrual loans:

                                                             IN THOUSANDS OF DOLLARS
                                                             -----------------------
                                                                 MARCH    DECEMBER
                                                               31, 2000   31, 1999
                                                               --------   --------
     Past due and non-accrual:
       Days 30 - 89.........................................   $  1,261   $    665
       Days 90 plus.........................................        175        173
       Non-accrual..........................................        199        199
                                                               --------   --------
                                                               $  1,635   $  1,037
                                                               ========   ========

Past due and non-accrual loans increased to $1.6 million at March 31, 2000 from $1.0 million at December 31, 1999. These real estate delinquencies mainly fall into the 60 day and below category. The increase specifically was attributable entirely to real estate loans which become past due during the three months which are fully secured by adequate real estate collateral.

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

The Corporation adheres to principles provided by Financial Accounting Standards Board Statement No. 114, "Accounting by Creditors for Impairment of a Loan" - Refer to Note 2 above for other details.

The following analysis provides a schedule of loan maturities/interest rate sensitivities. This schedule presents a repricing and maturity analysis as required by the FFIEC:

                                                                        IN THOUSANDS
                                                                         OF DOLLARS
                                                                         ----------
                                                                           MARCH
           MATURITY AND REPRICING DATA FOR LOANS AND LEASES              31, 2000
           ------------------------------------------------              --------
Closed-end loans secured by first liens on 1-4 family residential properties with a remaining maturity or repricing frequency of:
    (1) Three months or less...........................................   $  3,000
    (2) Over three months through 12 months............................     11,911
    (3) Over one year through three years..............................     29,724
    (4) Over three years through five years............................      4,190
    (5) Over five years through 15 years...............................      8,136
    (6) Over 15 years..................................................      1,984
All loans and leases other than closed-end loans secured by first liens on 1-4 family residential properties with a remaining maturity or repricing frequency of:
    (1) Three months or less...........................................     18,033
    (2) Over three months through 12 months............................     12,708
    (3) Over one year through three years..............................     16,339
    (4) Over three years through five years............................     10,182
    (5) Over five years through 15 years...............................     12,822
    (6) Over 15 years..................................................      4,369
                                                                          --------
       Sub-total.......................................................   $133,398
Add:  non-accrual loans not included above.............................        199
Less:  unearned income.................................................       (577)
                                                                          --------
       Total Loans and Leases..........................................   $133,020
                                                                          ========

Interest income from investment securities reflects a 5.7% increase comparing $705,000 for the three months ended March 31, 2000, and the $667,000 for the comparable period of 1999. The average balance of investment securities for the three months ended March 31, 2000 decreased 1.8% to $48.4 million, compared to the $49.3 million for the same period of 1999.

Total interest expense increased $149,000 or 10.0% for the first three months of 2000, as compared to the first three months of 1998.

Average short-term borrowings increased from $20.4 million at March 31, 1999 to $23.9 million at March 31, 2000. This 17.3% increase is the net result of a decrease in depositor repurchase agreements from an average $20.1 million at March 31, 1999 to $15.8 million at March 31, 2000 and conversely, the fact that short-term borrowings from Federal Home Loan Bank were $0 at March 31, 1999 and $7.7 million at March 31, 2000.

Long-term borrowings from Federal Home Loan Bank also increased from an average $2.3 million at March 31, 1999 to $5.7 million at March 31, 2000, a 147.8% increase.

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

Average Balance Sheet and Rate Analysis
(Dollars in Thousands)
                                                       -----------MARCH 2000---------   -----------MARCH 1999---------
                                                                  ----------                       ----------
                                                                   INTEREST    AVERAGE               INTEREST    AVERAGE
                                                        AVERAGE     INCOME/     YIELD/    AVERAGE     INCOME/     YIELD/
                                                       BALANCE(1)  EXPENSE(2)    RATE    BALANCE(1)  EXPENSE(2)    RATE
                                                       ----------  ----------    ----    ----------  ----------    ----
   ASSETS:
   Interest-bearing deposits with other financial
     institutions....................................   $    226    $      3     5.31%    $  4,695    $     55     4.69%
   Investment securities:
     U.S. government securities......................     32,642         502     6.15%      33,377         475     5.69%
     State and municipal obligations (3).............     14,583         182     7.56%      14,521         172     7.18%
     Other securities................................      1,140          21     7.37%       1,357          20     5.90%
                                                        --------    --------     ----     --------    --------     ----
   Total Investment Securities.......................   $ 48,365    $    705     5.83%    $ 49,255    $    667     5.42%
   Federal funds sold................................          0           0     0.00%       1,227          14     4.56%
   Consumer..........................................     12,439         249     8.01%       9,411         199     8.46%
   Dealer floor plan.................................      6,162         127     8.24%       2,304          45     7.81%
   Mortgage..........................................    102,635       1,969     7.67%      97,941       1,902     7.77%
   Commercial........................................      9,313         214     9.19%       6,832         149     8.72%
   Tax free (3)......................................      2,376          31     7.91%       2,342          30     7.76%
                                                        --------    --------     ----     --------    --------     ----
   Total loans.......................................   $132,925    $  2,590     7.79%    $118,830    $  2,325     7.83%
   Total interest earning assets.....................    181,516       3,298     7.27%     174,007       3,061     7.04%
                                                        --------    --------     ----     --------    --------     ----
   Reserve for loan losses...........................   $ (1,003)                         $   (965)
   Cash and due from banks...........................      1,886                             1,612
   Other assets......................................      9,146                             8,852
                                                        --------                          --------
   Total assets......................................   $191,545                          $183,506
                                                        ========                          ========

                                                             -----------MARCH 2000---------   -----------MARCH 1999---------
                                                                        ----------                       ----------
                                                                         INTEREST    AVERAGE               INTEREST    AVERAGE
                                                              AVERAGE     INCOME/     YIELD/    AVERAGE     INCOME/     YIELD/
                                                             BALANCE(1)  EXPENSE(2)    RATE    BALANCE(1)  EXPENSE(2)    RATE
                                                             ----------  ----------    ----    ----------  ----------    ----
         LIABILITIES AND CAPITAL:
         SUPER NOW deposits................................   $ 21,343    $     68     1.27%    $ 21,303    $     76     1.43%
         IRA's under $100,000..............................      8,342         103     4.94%       8,254         101     4.89%
         Money market deposits.............................      9,579          66     2.76%      11,306          77     2.72%
         Savings deposits..................................     21,637         138     2.55%      21,500         135     2.51%
         Time deposits including IRA's over $100,000.......     16,432         241     5.87%      12,495         181     5.79%
         Other time deposits under $100,000................     47,801         630     5.27%      49,015         654     5.34%
                                                              --------    --------     ----     --------    --------     ----
         Total interest-bearing deposits...................   $125,134    $  1,246     3.98%    $123,873    $  1,224     3.95%
                                                              --------    --------     ----     --------    --------     ----
         U.S. treasury short-term borrowings...............        423           7     6.62%         317           4     5.05%
         Short-term borrowings - other.....................      7,710         112     0.00%           0           0     0.00%
         Long-term borrowings..............................      5,695          84     5.90%       2,300          32     5.57%
         Repurchase agreements.............................     15,762         192     4.87%      20,062         232     4.63%
                                                              --------    --------     ----     --------    --------     ----
         Total interest-bearing liabilities................   $154,724    $  1,641     4.24%    $146,552    $  1,492     4.07%
                                                              --------    --------     ----     --------    --------     ----
         Demand deposits...................................   $ 12,812                          $ 12,192
         Other liabilities.................................      1,216                             1,459
         Stockholders' equity..............................     22,793                            23,303
                                                                ------                            ------
         Total liabilities and capital.....................   $191,545                          $183,506
                                                              ========                          ========
         NET INTEREST INCOME/NET INTEREST MARGIN (4)......                $  1,657     3.65%                $  1,569     3.61%
                                                 ==                       ========     ====                 ========     ====
         TAX EQUIVALENT NET INTEREST INCOME/
          NET INTEREST MARGIN (5)..........................               $  1,767     3.89%                $  1,673     3.85%
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

      (5) Interest and yield are presented on a tax-equivalent basis using 34% for 2000 and 1999.

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

      For the three month period ending March 31, 2000 and 1999, the provision for loan losses was $20,000.

Non-Interest Income

The following table sets forth, for the periods indicated, the major components of non-interest income:

                                                                THREE MONTHS ENDED
                                                                    MARCH 31,
                                                                    ---------
                                                                2000        1999
                                                                ----        ----
                                                             (Dollars in Thousands)
Service charges and fees..................................    $    148    $    134
Trust department income...................................          33          33
Investment securities gain - net..........................           0          31
Invest income.............................................          13          21
Other.....................................................          31          30
                                                              --------    --------
     Total................................................    $    225    $    249
                                                              ========    ========

For the three months ended March 31, 2000, total non-interest income decreased $24,000 to $225,000 compared with $249,000 for the three months ended March 31, 1999. The decrease is the result of a gain on sale of securities in 1999 of $31,000 compared to $0 in 2000, a 10.4% increase in service charges and fees at $134,000 at March 31, 1999 to $148,000 at March 31, 2000 and a decrease in invest income from $21,000 at March 31, 1999 to $13,000 at March 31, 2000.

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

                                                                THREE MONTHS ENDED
                                                                    MARCH 31,
                                                                    ---------
                                                                2000        1999
                                                                ----        ----
                                                             (Dollars in Thousands)
Salaries and wages.......................................     $    498    $    463
Employee benefits........................................          167         160
Net occupancy expense....................................           87          88
Furniture and equipment expense..........................          156         140
FDIC insurance...........................................            7           5
State shares tax.........................................           54          46
Other expense............................................          278         304
                                                              --------    --------
     Total...............................................     $  1,247    $  1,206
                                                              ========    ========

An increase of $41,000 occurred when comparing March 31, 2000 total non-interest expense at $1,206 million to March 31, 1999 at $1,247 million. Salaries and wages increased from $463,000 at March 31, 1999 to $498,000 at March 31, 2000, a 7.6% increase. This was a result of normal merit increases and the addition of an Information Systems Administrator to the management team.

The 4.4% increase in employee benefits was generally in the cost of health insurance and FICA tax.

Other increases in non-interest expenses were: furniture and equipment expense from $140,000 at March 31, 1999 to $156,000 at March 31, 2000. A
part of this increase was depreciation on Furniture and Fixtures of $44,000 compared to $30,000 for the same period in 1999. Shares Tax increased 17.4% from $46,000 at March 31, 1999 to $54,000 at March 31, 2000.

A decrease of 8.6% in other non-interest expense represents a decrease in Director Fees of 7.7% from $28,700 at March 31, 1999 to $26,500 at March 31, 2000; Stationery and Supplies were $38,100 at March 31, 1999 compared to $29,200 at March 31, 2000; a 23.4% decrease and Legal and Professional expense decreased 23.0% from $42,600 at March 31, 1999 to $32,800 at March 31, 2000. Y2K expense of $6,000 at March 31, 1999 was, of course, not needed in 2000 and thus was $0. Advertising expenses were down $4,000 from $18,000 at March 31, 1999 to $14,000 at March 31, 2000.

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

The Company exceeds all minimum capital requirements as reflected in the following table:

                                            MARCH 31, 2000      DECEMBER 31, 1999
                                            --------------      -----------------
                                                       MINIMUM                 MINIMUM
                                         CALCULATED    STANDARD  CALCULATED    STANDARD
                                           RATIOS       RATIOS     RATIOS       RATIOS
                                           ------       ------     ------       ------
Risk Based Ratios:
Tier I Capital to risk-weighted assets..   19.78%       4.00%      17.94%       4.00%
Total Qualifying Capital to
  risk-weighted assets..................   20.60%       8.00%      18.68%       8.00%


Additionally, certain other ratios also provide capital analysis as follows:

                                                                  MARCH   DECEMBER
                                                                31, 2000  31, 1999
                                                                --------  --------
Tier I Capital to average assets...........................      12.74%    12.94%

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

Item 2.  Changes in Securities - Nothing to report.



Item 3.  Defaults Upon Senior Securities - Nothing to report.



Item 4. Submission of Matters to a Vote of Security Holders - Nothing to report.

Item 5.  Other Information

On February 10, 2000 the Board of Directors voted to appoint Rodney B. Keller as a member of the Board of Directors to fill the vacancy created by the death of Stanley Barchik. The Oath of Office was administered to Mr. Keller before the April 24, 2000 Board meeting.

Item 6. Exhibits and Reports on Form 8-K - Nothing to report.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     CCFNB BANCORP, INC.
                                        (Registrant)




                                     By /s/ Paul E. Reichart
                                       ---------------------
                                        Paul E. Reichart
                                        President & CEO

                                     Date: May 12, 2000


                                     By /s/ Virginia D. Kocher
                                        ----------------------
                                        Virginia D. Kocher
                                        Treasurer

                                     Date: May 12, 2000