Form 10-Q
period 2000-06-30
CCFNB BANCORP INC
filed 2000-08-08
CIK 731122

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

        [X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 2000


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


                  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 1,351,554 shares of $1.25 (par) common stock were outstanding as of July 25, 2000.

                       CCFNB BANCORP, INC. AND SUBSIDIARY

                                  JUNE 30, 2000

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

      CCFNB BANCORP, INC. AND SUBSIDIARY
      CONSOLIDATED BALANCE SHEETS
      (IN THOUSANDS)
      UNAUDITED

                                                                          JUNE      DECEMBER
                                                                        30, 2000    31, 1999
                                                                        --------    --------
      ASSETS
      Cash and due from banks.......................................    $  4,872    $  5,855
      Interest-bearing deposits with other banks....................         229         217
      Investment securities:
        Securities Available-for-Sale...............................      46,788      48,904
        Securities to be Held-to-Maturity (estimated
          fair value 1999, $200)....................................           0         200
      Loans, net of unearned income.................................     133,603     134,423
      Allowance for loan losses.....................................       1,031         985
                                                                        --------    --------
        Net loans...................................................    $132,572    $133,438
      Premises and equipment........................................       5,096       5,274
      Accrued interest receivable...................................       1,002       1,002
      Other assets..................................................       1,501       1,232
                                                                        --------    --------
           TOTAL ASSETS.............................................    $192,060    $196,122
                                                                        ========    ========


      LIABILITIES AND STOCKHOLDERS' EQUITY


      LIABILITIES
      Deposits:

        Non-interest bearing........................................    $ 14,943    $ 13,672
        Interest bearing............................................     125,293     124,934
                                                                        --------    --------
           Total Deposits...........................................    $140,236    $138,606
      Short-term borrowings.........................................      18,080      30,881
      Long-term borrowings..........................................       9,339       2,343
      Accrued interest and other expenses...........................       1,103       1,231
      Other liabilities.............................................          16          14
                                                                        --------    --------
           TOTAL LIABILITIES........................................    $168,774    $173,075
                                                                        --------    --------

      STOCKHOLDERS' EQUITY
      Common stock, par value $1.25 per share; authorized 5,000,000 shares; issued 1,355,454 shares in 2000 and
        1,367,651 shares in 1999....................................    $  1,694    $  1,710
      Surplus.......................................................       5,289       5,483
      Retained earnings.............................................      17,594      17,014
      Accumulated other comprehensive income (loss).................      (1,291)     (1,160)
                                                                        --------    --------
           TOTAL STOCKHOLDERS' EQUITY...............................    $ 23,286    $ 23,047
                                                                        --------    --------
           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...............    $192,060    $196,122
                                                                        ========    ========

See accompanying notes to Consolidated Financial Statements.

      CCFNB BANCORP, INC. AND SUBSIDIARY
      CONSOLIDATED STATEMENTS OF INCOME
      (IN THOUSANDS EXCEPT PER SHARE DATA)
      UNAUDITED

                                                                   FOR THE SIX                     FOR THE THREE
                                                                  MONTHS ENDING                    MONTHS ENDING
                                                                     JUNE 30,                         JUNE 30,
                                                                     --------                         --------
                                                               2000            1999            2000             1999
                                                               ----            ----            ----             ----
      INTEREST INCOME
      Interest and fees on loans:
        Taxable ......................................      $    5,174      $    4,638      $    2,615      $    2,343
        Tax-exempt ...................................              63              60              32              30
      Interest and dividends on investment securities:

        Taxable interest .............................             991             981             489             506
        Tax-exempt interest ..........................             363             334             181             162
        Dividends ....................................              42              39              21              19
      Interest on federal funds sold .................               0              30               0              16
      Interest on deposits in other banks ............               8             113               5              58
                                                            ----------      ----------      ----------      ----------
           TOTAL INTEREST INCOME .....................      $    6,641      $    6,195      $    3,343      $    3,134
                                                            ----------      ----------      ----------      ----------

      INTEREST EXPENSE
      Interest on deposits ...........................      $    2,517      $    2,466      $    1,271      $    1,242
      Interest on short-term borrowings ..............             577             465             266             229
      Interest on long-term borrowings ...............             205              64             121              32
                                                            ----------      ----------      ----------      ----------
           TOTAL INTEREST EXPENSE ....................      $    3,299      $    2,995      $    1,658      $    1,503
                                                            ----------      ----------      ----------      ----------

      Net interest income ............................      $    3,342      $    3,200      $    1,685      $    1,631
      Provision for loan losses ......................              39              39              19              19
                                                            ----------      ----------      ----------      ----------
        NET INTEREST INCOME AFTER PROVISION FOR
        LOAN LOSSES ..................................      $    3,303      $    3,161      $    1,666      $    1,612
                                                            ----------      ----------      ----------      ----------

      NON-INTEREST INCOME
      Service charges and fees .......................      $      295      $      298      $      147      $      164
      Trust department income ........................              82              85              49              52
      Securities gains - net .........................               0              31               0               0
      Other income ...................................             123             109              79              58
                                                            ----------      ----------      ----------      ----------
           TOTAL NON-INTEREST INCOME .................      $      500      $      523      $      275      $      274
                                                            ----------      ----------      ----------      ----------

      NON-INTEREST EXPENSES
      Salaries and wages .............................      $    1,012      $      937      $      514      $      474
      Pensions and other employee benefits ...........             330             316             163             156
      Occupancy expense, net .........................             170             169              83              81
      Furniture and equipment expense ................             312             293             156             153
      Other operating expenses .......................             712             690             373             335
                                                            ----------      ----------      ----------      ----------
           TOTAL NON-INTEREST EXPENSES ...............      $    2,536      $    2,405      $    1,289      $    1,199
                                                            ----------      ----------      ----------      ----------

      Income before income taxes .....................      $    1,267      $    1,279      $      652      $      687
      Income tax expense .............................             306             320             156             179
                                                            ----------      ----------      ----------      ----------
          NET INCOME .................................      $      961      $      959      $      496      $      508
                                                            ==========      ==========      ==========      ==========


      PER SHARE DATA
      Net income .....................................      $      .71      $      .70      $      .36      $      .37
      Cash dividends .................................             .28            .246             .14             .13
      Weighted average shares outstanding ............       1,362,569       1,376,395       1,362,569       1,376,395

See accompanying notes to Consolidated Financial Statements.

   CCFNB BANCORP, INC. AND SUBSIDIARY
   CONSOLIDATED STATEMENTS OF CASH FLOWS
   (IN THOUSANDS)
   UNAUDITED

                                                                               FOR THE SIX MONTHS
                                                                                 ENDING JUNE 30,
                                                                                 ---------------
                                                                               2000         1999
                                                                               ----         ----
   OPERATING ACTIVITIES
   Net income.............................................................  $    961    $    959
   Adjustments to reconcile net income to net cash provided by operating activities:
      Provision for loan losses...........................................        39          39
      Provision for depreciation and amortization.........................       270         266
      Premium amortization on investment securities.......................        18          46
      Discount accretion on investment securities.........................        (8)        (13)
      (Gain) on sales of investment securities Available-for-Sale.........         0         (31)
      Deferred income taxes (benefit).....................................       (17)          5
      (Gain) on sale of other real estate.................................         0          (2)
      (Increase) in accrued interest receivable and other assets..........      (181)       (352)
      (Decrease) in accrued interest, other expenses and other
        liabilities.......................................................      (126)        (26)
                                                                            --------    --------
        NET CASH PROVIDED BY OPERATING ACTIVITIES.........................  $    956    $    891
                                                                            --------    --------

   INVESTING ACTIVITIES
   Proceeds from sales, maturities and redemptions of investment
     securities Available-for-Sale........................................  $  1,904    $  9,109
   Proceeds from maturities and redemptions of Held-to-Maturity
     investment securities................................................       200         365
   Purchase of investment securities Available-for-Sale...................         0     (14,343)
   Net (increase) decrease in loans.......................................       827      (2,620)
   Purchases of premises and equipment....................................       (92)        (75)
   Proceeds from sale of other real estate................................         0          26
                                                                            --------    --------
        NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES...............  $  2,839    $ (7,538)
                                                                            --------    --------

   FINANCING ACTIVITIES
   Net increase in deposits...............................................  $  1,630    $  1,877
   Net (decrease) in short-term borrowings................................   (12,801)       (696)
   Net increase in long-term borrowings...................................     6,996          24
   Proceeds from issuance of common stock.................................        82          75
   Acquisition of treasury stock..........................................      (292)        (25)
   Proceeds from sale of treasury stock...................................         0          13
   Cash dividends paid....................................................      (381)       (338)
                                                                            --------    --------
        NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES...............  $ (4,766)   $    930
                                                                            --------    --------
        (DECREASE) IN CASH AND CASH EQUIVALENTS...........................  $   (971)   $ (5,717)
   CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.......................     6,072      12,486
                                                                            --------    --------
         CASH AND CASH EQUIVALENTS AT END OF PERIOD.......................  $  5,101    $  6,769
                                                                            ========    ========

   SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash paid during the year for:

     Interest.............................................................  $  3,350    $  2,994
     Income taxes.........................................................  $    333    $    317

See accompanying notes to Consolidated Financial Statements.

     CCFNB BANCORP, INC. AND SUBSIDIARY
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     JUNE 30, 2000


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

              INVESTMENT SECURITIES

              The Corporation classifies its investment securities as either "Held-to-Maturity" or "Available-for-Sale" at the time of purchase. Debt securities are classified as Held-to-Maturity when the Corporation has the ability and positive intent to hold the securities to maturity. Investment securities Held-to-Maturity are carried at cost adjusted for amortization of premiums and accretion of discounts to maturity.

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

     NOTE 2 - ALLOWANCE FOR LOAN LOSSES

              Changes in the allowance for loan losses for the periods ended June 30, 2000 and June 30, 1999 were as follows:

                                                                     (Amounts in Thousands)
                                                                     ----------------------
                                                                        2000        1999
                                                                        ----        ----
              Balance, beginning of year.........................   $    985    $    954
              Provision charged to operations....................         39          39
              Loans charged-off..................................        (20)        (17)
              Recoveries.........................................         27          23
                                                                    --------    --------
              Balance, June 30...................................   $  1,031    $    999
                                                                    ========    ========

              At June 30, 2000 the recorded investment in loans that are considered to be impaired as defined by SFAS No. 114 was $15,633. No additional charge to operations was required to provide for the impaired loans since the total allowance for loan losses is estimated by management to be adequate to provide for the loan loss allowance required by SFAS No. 114 along with any other potential losses.

              At June 30, 2000, there were no significant commitments to lend additional funds with respect to non-accrual and restructured loans.

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

     NOTE 5 - STOCKHOLDERS' EQUITY

              Changes in stockholders' equity for the period ended June 30, 2000 were as follows:

                                                             (AMOUNTS IN THOUSANDS, EXCEPT COMMON SHARE DATA)
                                                             ------------------------------------------------
                                                                                                 ACCUMULATED
                                                                                                    OTHER
                                                                      COMPREHENSIVE             COMPREHENSIVE
                                       COMMON     COMMON                  INCOME      RETAINED      INCOME       TREASURY
                                       SHARES      STOCK   SURPLUS       (LOSS)       EARNINGS      (LOSS)         STOCK    TOTAL
                                       ------      -----   -------       ------       --------      ------         -----    -----
Balance at January 1, 2000.........  1,367,651   $ 1,710   $ 5,483      $     0       $17,014     $(1,160)      $    0     $23,047
Comprehensive Income:
 Net income........................          0         0         0          961           961           0            0         961
 Change in unrealized gain (loss)
  on investment securities
  available-for-sale net of
  reclassification adjustment
  and tax effects..................          0         0         0         (131)            0        (131)           0        (131)
                                                                        -------
         TOTAL COMPREHENSIVE INCOME                                     $   830
                                                                        =======
Issuance of 4,803 shares of common
  stock under dividend reinvestment
  and stock purchase plans.........      4,803         5        77                          0           0            0          82
Purchase of 17,000 shares of
  treasury stock...................          0         0         0                          0           0         (292)       (292)
Retirement of 17,000 shares of
  treasury stock...................    (17,000)      (21)     (271)                         0           0          292           0
Cash dividends $.28 per share......          0         0         0                       (381)          0            0        (381)
                                     ---------   -------   -------                    -------     -------       ------     -------
Balance at June 30, 2000...........  1,355,454   $ 1,694   $ 5,289                    $17,594     $(1,291)      $    0     $23,286
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

              The Corporation may require collateral or other security to support financial instruments with off-balance sheet credit risk. The contract or notional amounts at June 30, 2000 and December 31, 1999 were as follows:

                                                                              (Amounts in Thousands)
                                                                                JUNE     DECEMBER
                                                                              30, 2000   31, 1999
                                                                              --------   --------
Financial instruments whose contract amounts represent credit risk:
  Commitments to extend credit........................                        $ 10,886   $ 10,342
  Financial standby letters of credit.................                             615        639
  Performance standby letters of credit...............                              18         11
  Dealer floor plans..................................                           1,589        991

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

              The Corporation granted commercial, consumer and residential loans to customers within Pennsylvania. Of the total loan portfolio at June 30, 2000 77.8% was for real estate loans, principally residential. It was the opinion of management that the high concentration did not pose an adverse credit risk. Further, it was management's opinion that the remainder of the loan portfolio was balanced and diversified to the extent necessary to avoid any significant concentration of credit.

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

              The results of operations for the six-month period ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

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

     NOTE 8 - AMENDMENT OF RULE 10-01 OF REGULATION S-X REQUIRING REVIEWED QUARTERLY FINANCIAL STATEMENTS

              In accordance with the new amendment effective for the period ended June 30, 2000 the accompanying consolidated financial statements have been reviewed by Independent Certified Public Accountants whose report is being submitted as an integral part of this Form 10Q filing.

      REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



      Board of Directors and Stockholders of CCFNB Bancorp, Inc.:


      We have reviewed the accompanying consolidated balance sheet of CCFNB Bancorp, Inc. and Subsidiary as of June 30, 2000, and the related consolidated statements of income and cash flows for the three and six-month periods then ended. These consolidated financial statements are the responsibility of the management of CCFNB Bancorp, Inc. and Subsidiary.

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

      Based on our review, we are not aware of any material modifications that should be made to the June 30, 2000 financial statements for them to be in conformity with generally accepted accounting principles.

      The accompanying balance sheet of CCFNB Bancorp, Inc. and Subsidiary for the year ended December 31, 1999, was audited by us as part of our audit of the financial statements for the year ended December 31, 1999 taken as a whole and we expressed an unqualified opinion on them in our report dated January 18, 2000, but we have not performed any auditing procedures since that date.

      The accompanying statements of income and cash flows of CCFNB Bancorp, Inc. and Subsidiary for the three and six-month periods ended June 30, 1999 were not audited by us and, accordingly, we do not express an opinion on them.

      J.H. Williams & Co., LLP
      Kingston, Pennsylvania
      July 14, 2000

                       CCFNB BANCORP, INC. AND SUBSIDIARY
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Consolidated Summary of Operations
      (Dollars in Thousands, except for per share data)

                                            AT AND FOR THE SIX MONTHS
                                            -------------------------
                                                  ENDED JUNE 30,                 AT AND FOR THE YEARS ENDED DECEMBER 31,
                                                  --------------                 ---------------------------------------
                                                 2000        1999          1999        1998        1997        1996        1995
                                                 ----        ----          ----        ----        ----        ----        ----
                                                                                                                        <C<
Income and Expense:
  Interest income.......................      $    6,641  $    6,195    $   12,669  $   12,444  $   12,498  $   11,844  $   11,466
  Interest expense......................           3,299       2,995         6,099       6,072       5,976       5,588       5,557
                                              ----------  ----------    ----------  ----------  ----------  ----------  ----------
  Net interest income...................           3,342       3,200    $    6,570  $    6,372       6,522       6,256       5,909
  Loan loss provision...................              39          39            78          78          60          80          42
                                              ----------  ----------    ----------  ----------  ----------  ----------  ----------
  Net interest income after loan loss
    provision...........................           3,303       3,161         6,492       6,294       6,462       6,176       5,867
  Non-interest income...................             500         523         1,050         981         804         762         693
  Non-interest expense..................           2,536       2,405         4,818       4,739       4,492       4,450       4,374
                                              ----------  ----------    ----------  ----------  ----------  ----------  ----------
  Income before income taxes............           1,267       1,279         2,724       2,536       2,774       2,488       2,186
  Income taxes..........................             306         320           685         634         749         664         561
                                              ----------  ----------    ----------  ----------  ----------  ----------  ----------
  Net income............................             961         959         2,039       1,902       2,025       1,824       1,625
                                              ==========  ==========    ==========  ==========  ==========  ==========  ==========

Per Share: (1)
  Net income............................      $      .71  $      .70    $     1.48  $     1.38  $     1.47  $     1.33  $     1.19
  Cash dividends paid...................             .28         .26           .51         .46         .46         .45         .45
  Average shares outstanding............       1,362,569   1,376,395     1,375,572   1,378,339   1,381,800   1,375,875   1,367,595

Average Balance Sheet:
  Loans.................................      $  133,183  $  119,745    $  123,185  $  116,490  $  116,771  $  112,341  $  111,980
  Investments...........................          47,780      49,558        49,827      45,878      40,307      39,248      37,063
  Other earning assets..................             263       6,090         2,739       4,952       5,053       3,739       1,727
  Total assets..........................         191,586     185,054       186,597     177,643     171,159     164,512     157,957
  Deposits..............................         139,080     138,051       138,963     131,366     117,086     117,414     116,495
  Other interest-bearing liabilities....          28,464      22,402        22,874      22,660      20,198      14,860      11,766
  Stockholders' equity..................          22,837      23,272        22,874      22,264      20,690      19,512      18,067

Balance Sheet Data:
  Loans.................................         133,603     121,184       134,423     118,558     119,045     115,590     111,831
  Investments...........................          46,788      51,430        49,104      48,151      43,862      37,407      40,384
  Other earning assets..................             229       1,713           217       6,105         582       6,856         385
  Total assets..........................         192,600     185,894       196,122     185,258     173,866     170,086     162,066
  Deposits..............................         140,236     139,556       138,606     137,679     127,719     131,400     128,985
  Other interest-bearing liabilities....          27,419       2,203        23,458      22,709      22,802      16,951      12,430
  Stockholders' equity..................          23,286      23,192        23,047      23,480      22,105      20,657      19,512

Ratios: (2)
  Return on average assets..............           1.00%       1.04%         1.09%       1.07%       1.18%       1.11%       1.03%
  Return on average equity..............           8.42%       8.24%         8.91%       8.54%       9.79%       9.35%       8.99%
  Dividend payout ratio.................          39.65%      35.25%        34.09%      33.59%      31.65%      33.95%      34.35%
  Average equity to average assets ratio          11.92%      12.58%        11.75%      12.53%      12.71%      11.86%      11.44%

(1) Per share data has been calculated on the weighted average number of shares outstanding.

(2) The ratios for the six month period ending June 30, 2000 are annualized.

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

      Overview

      Total assets decreased 2.0% to $192.1 million at June 30, 2000 from $196.1 million at December 31, 1999. Net income increased .2% through June 30, 2000 to $961,000 or 71 cents per share, compared to $959,000 or 70 cents per share for the same six month period ended June 30, 2000. Loans decreased in 2000 by .6% to $133.6 million at June 30, 2000 from $134.4 million at December 31, 1999.

      Results of Operations - For the Six Months Ended June 30, 2000 and June 30, 1999.

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

      Net income for six months ended June 30, 2000 was $961,000 or 71 cents per share, as compared to $959,000 or 70 cents per share, for the comparable period in 1999. Interest income increased 6.5% from $6.2 million at June 30, 1999 to $6.6 million at June 30, 2000. Interest expense increased 10.0% from $3.0 million at June 30, 1999 to $3.3 million at June 30, 2000. Non-interest income decreased 4.4% from $523,000 at June 30, 1999 to $500,000 at June 30, 2000. During 1999 this category included securities gains of $31,000 with $0 in 2000. Non-interest expense increased 4.2% from $2.4 million at June 30, 1999 to $2.5 million at June 30, 2000.

      Return on average assets and return on average equity were 1.00% and 8.42%, respectively, for the six months ended June 30, 2000, as compared to 1.04% and 8.24% for the six months ended June 30, 2000.

      Net Interest Income

      For the six months ended June 30, 1999 and 2000, net interest income was $3.2 and $3.3 million, respectively. The net interest margin reflected an increase to 3.93% for the six months ended June 30, 2000 from 3.88% for the six months ended June 30, 1999. Average interest earning assets at June 30, 2000 increased by 3.3% over June 30, 1999 to $181.2 million from $175.4 million.

      Average loans outstanding increased from $119.7 million to $133.2 million or 11.3% for the six months ended June 30, 2000, as compared to the six months ended June 30, 1999.

      The outstanding balance of loans at June 30, 2000 decreased from $133.4 million at December 31, 1999 to $132.6 million at June 30, 2000.

      Shown below is a summary of past due and non-accrual loans:

                                                                   IN THOUSANDS OF DOLLARS
                                                                   -----------------------
                                                                       JUNE     DECEMBER
                                                                     30, 2000   31, 1999
                                                                     --------   --------
           Past due and non-accrual:
             Days 30 - 89.........................................   $  2,149   $    665
             Days 90 plus.........................................        588        173
             Non-accrual..........................................        233        199
                                                                     --------   --------
                                                                     $  2,970   $  1,037
                                                                     ========   ========

      Past due and non-accrual loans increased to $3.0 million at June 30, 2000 from $1.0 million at December 31, 1999. This large increase is, in part, due to one commercial loan of $624,000 which is now current. An additional $450,000 represented by two secured loans are expected to become current within the next two months. The remaining increase specifically was attributable to real estate loans which became past due during the three months which are fully secured by adequate real estate collateral.

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

      The following analysis provides a schedule of loan maturities/interest rate sensitivities. This schedule presents a repricing and maturity analysis as required by the FFIEC:

                                                                                       IN THOUSANDS
                                                                                        OF DOLLARS
                                                                                        ----------
                                                                                           JUNE
                 MATURITY AND REPRICING DATA FOR LOANS AND LEASES                        30, 2000
                                                                                         --------
      Closed-end loans secured by first liens on 1-4 family residential properties with a remaining maturity or repricing frequency of:
          (1) Three months or less...........................................            $  2,723
          (2) Over three months through 12 months............................              10,512
          (3) Over one year through three years..............................              32,684
          (4) Over three years through five years............................               3,723
          (5) Over five years through 15 years...............................               8,290
          (6) Over 15 years..................................................               1,968
      All loans and leases other than closed-end loans secured by first liens on
       1-4 family residential properties with a remaining maturity or repricing frequency of:

          (1) Three months or less...........................................              14,727
          (2) Over three months through 12 months............................              14,811
          (3) Over one year through three years..............................              16,564
          (4) Over three years through five years............................               9,702
          (5) Over five years through 15 years...............................              13,841
          (6) Over 15 years..................................................               4,394
                                                                                         --------
             Sub-total.......................................................            $133,939
      Add:  non-accrual loans not included above.............................                 233
      Less:  unearned income.................................................                (569)
                                                                                         --------
             Total Loans and Leases..........................................            $133,603
                                                                                         ========

      Interest income from investment securities remained constant at $1.4 million for the six months ended June 30, 1999 and 2000. The average balance of investment securities for the six months ended June 30, 2000 decreased 3.6% to $47.8 million, compared to the $49.6 million for the same period of 1999.

      Total interest expense increased 10.0% to $3.3 million at June 30, 2000 compared to $3.0 million at June 30, 1999.

      Average short-term borrowings increased from $.4 million at June 30, 1999 to $6.4 million at June 30, 2000. One day borrowings from the Federal home Loan Bank accounts for the principal increase in this area. With the reduction of depositor repurchase agreements, averaging $19.7 million from June 30, 1999 to $15.2 million at June 30, 2000, Federal Home Loan Bank average short term borrowings increased from $0 at June 30, 1999 to $5.9 million at June 30, 2000.

      Average long-term borrowings also increased from $2.3 million at June 30, 1999 to $6.9 million at June 30, 2000. This also was a result of the decrease in repurchase agreements and also the increased loan demand during these periods. Average total loans increased 11.3% from $119.7 million at June 30, 1999 to $133.2 million at June 30, 2000.

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

      Average Balance Sheet and Rate Analysis
      (Dollars in Thousands)

                                                                         JUNE 2000                          JUNE 1999
                                                             --------------------------------   -------------------------------
                                                                         INTEREST     AVERAGE               INTEREST    AVERAGE
                                                              AVERAGE     INCOME/      YIELD/    AVERAGE     INCOME/     YIELD/
                                                             BALANCE(1)  EXPENSE(2)     RATE    BALANCE(1)  EXPENSE(2)    RATE
                                                             ----------  ----------     ----    ----------  ----------    ----
         ASSETS:
         Interest-bearing deposits with other financial
           institutions....................................   $    263    $      8      6.08%    $  4,776    $    113    4.73%
         Investment securities:
           U.S. government securities......................     32,114         991      6.17%      34,092         981    5.76%
           State and municipal obligations (3).............     14,526         363      7.57%      14,092         334    7.18%
           Other securities................................      1,140          42      7.37%       1,374          39    5.68%
                                                              --------    --------      ----     --------    --------    ----
         Total Investment Securities.......................   $ 47,780    $  1,396      5.84%    $ 49,558    $  1,354    5.46%
         Federal funds sold................................          0           0      0.00%       1,314          30    4.57%
         Consumer..........................................     12,484         501      8.03%       9,814         410    8.36%
         Dealer floor plan.................................      5,913         252      8.52%       2,613         103    7.88%
         Mortgage..........................................    102,957       3,981      7.73%      97,767       3,806    7.79%
         Commercial........................................      9,409         440      9.35%       7,244         319    8.81%
         Tax free (3)......................................      2,420          63      7.89%       2,307          60    7.88%
                                                              --------    --------      ----     --------    --------    ----
         Total loans.......................................   $133,183    $  5,237      7.86%    $119,745    $  4,698    7.85%
         Total interest earning assets.....................    181,226       6,641      7.33%     175,393       6,195    7.06%
                                                              --------    --------      ----     --------    --------    ----
         Reserve for loan losses...........................   $ (1,011)                          $   (975)
         Cash and due from banks...........................      2,012                              1,717
         Other assets......................................      9,359                              8,919
                                                              --------                           --------
         Total assets......................................   $191,586                           $185,054
                                                              ========                           ========

                                                                         JUNE 2000                        JUNE 1999
                                                             -------------------------------  -------------------------------
                                                                         INTEREST    AVERAGE               INTEREST   AVERAGE
                                                              AVERAGE     INCOME/     YIELD/   AVERAGE     INCOME/    YIELD/
                                                             BALANCE(1)  EXPENSE(2)   RATE    BALANCE(1)  EXPENSE(2)   RATE
                                                             ----------  ----------   ----    ----------  ----------   ----
         LIABILITIES AND CAPITAL:
         SUPER NOW deposits................................   $ 21,643    $    138    1.28%    $ 21,788    $    150    1.38%
         IRA's under $100,000..............................      8,315         213    5.12%       8,304         204    4.91%
         Money market deposits.............................      9,883         135    2.73%      11,204         153    2.73%
         Savings deposits..................................     21,844         279    2.55%      21,722         275    2.53%
         Time deposits including IRA's over $100,000.......     16,458         488    5.93%      13,021         375    5.76%
         Other time deposits under $100,000................     47,742       1,264    5.30%      49,167       1,309    5.32%
                                                              --------    --------    ----     --------    --------    ----
         Total interest-bearing deposits...................   $125,885    $  2,517    4.00%    $125,206    $  2,466    3.94%
                                                              --------    --------    ----     --------    --------    ----
         U.S. treasury short-term borrowings...............        526          14    5.32%         422           9    4.27%
         Short-term borrowings - other.....................      5,860         176    6.01%           0           0    0.00%
         Long-term borrowings..............................      6,913         205    5.93%       2,309          64    5.54%
         Repurchase agreements.............................     15,165         387    5.10%      19,671         456    4.64%
                                                              --------    --------    ----     --------    --------    ----
         Total interest-bearing liabilities................   $154,349    $  3,299    4.27%    $147,608    $  2,995    4.06%
                                                              --------    --------    ----     --------    --------    ----
         Demand deposits...................................   $ 13,195                         $ 12,845
         Other liabilities.................................      1,205                            1,329
         Stockholders' equity..............................     22,837                           23,272
                                                              --------                         --------
         Total liabilities and capital.....................   $191,586                         $185,054
                                                              ========                         ========

         NET INTEREST INCOME/NET INTEREST MARGIN (4)......                $  3,342    3.69%                $  3,200    3.65%
                                                                          ========    ====                 ========    ====

         TAX EQUIVALENT NET INTEREST INCOME/
          NET INTEREST MARGIN (5)..........................               $  3,561    3.93%                $  3,403    3.88%
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

      For the six month period ending June 30, 2000 and 1999, the provision for loan losses was $39,000.

      Non-Interest Income

      The following table sets forth, for the periods indicated, the major components of non-interest income:

                                                                       SIX MONTHS ENDED
                                                                            JUNE 30,
                                                                            --------
                                                                        2000        1999
                                                                        ----        ----
                                                                   (Dollars in Thousands)

      Service charges and fees..................................    $    295    $    298
      Trust department income...................................          82          85
      Investment securities gain - net..........................           0          31
      Invest income.............................................          52          48
      Other.....................................................          71          61
                                                                    --------    --------
           Total................................................    $    500    $    523
                                                                    ========    ========

      For the six months ended June 30, 2000, total non-interest income decreased $23,000 to $500,000 compared with $523,000 for the six month period ended June 30, 1999. The decrease is the result of a gain on sale of securities in 1999 of $31,000 compared to $0 in 2000, a decrease in service charges and fees from $298,000 at June 30, 1999 to $295,000 at June 30, 2000, a decrease in trust department income from $85,000 at June 30, 1999 to $82,000 at June 30, 2000. The additional increases were:
      Invest Income, a $4,000 increase and other non-interest income expense, a $10,000 increase.

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

                                                                        SIX MONTHS ENDED
                                                                            JUNE 30,
                                                                            --------
                                                                        2000        1999
                                                                        ----        ----
                                                                   (Dollars in Thousands)
      Salaries and wages.......................................     $  1,012    $    937
      Employee benefits........................................          330         316
      Net occupancy expense....................................          170         169
      Furniture and equipment expense..........................          312         293
      State shares tax.........................................          109          96
      Other expense............................................          603         594
                                                                    --------    --------
           Total...............................................     $  2,536    $  2,405
                                                                    ========    ========

      An increase of 5.4% or $131,000 occurred overall in the non-interest expense area. Salaries and wages increased 8% from $937,000 at June 30, 1999 to $1,012,000 at June 30, 2000. The wage increase is the result of normal merit and cost of living increases plus higher starting wages for new employees. This is necessary as presently it is difficult to recruit new employees. Employee benefits increased 4.4% from $316,000 at June 30, 1999 to $330,000 at June 30, 2000. This is mainly due to increased health insurance costs.

      Furniture and equipment expense increased 6.5% during the past twelve months. The addition of the telebank system and additional computer stations have increased the cost on the hardware, software, maintenance, and depreciation components of this expense category.

      The Pennsylvania Shares Tax increased 13.5% from $96,000 at June 30, 1999 to $109,000 at June 30, 2000. A 1.5% increase in other non-interest expense occurred from June 30, 1999 at $594,000 to June 30, 2000 at $603,000. The differences include: increases in Deferred Officer Retirement expense of $10,000; FDIC Insurance expense of $6,000; and Postage expense of $5,000. Offsetting these increases was a $12,000 decrease in Y2K expense from $12,000 at June 30, 1999 to $0 at June 30, 2000.

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

      The Company exceeds all minimum capital requirements as reflected in the following table:

                                                   JUNE 30, 2000      DECEMBER 31, 1999
                                                   -------------      -----------------
                                                           MINIMUM               MINIMUM
                                               CALCULATED  STANDARD  CALCULATED  STANDARD
                                                 RATIOS     RATIOS     RATIOS     RATIOS
                                                 ------     ------     ------     ------
      Risk Based Ratios:
      Tier I Capital to risk-weighted assets     20.09%     4.00%      17.94%     4.00%
      Total Qualifying Capital to
        risk-weighted assets................     20.94%     8.00%      18.68%     8.00%

      Additionally, certain other ratios also provide capital analysis as follows:

                                                                        JUNE    DECEMBER
                                                                      30, 2000  31, 1999
                                                                      --------  --------
      Tier I Capital to average assets...........................      12.77%    12.94%

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

        Item 2.  Changes in Securities - Nothing to report.

        Item 3.  Defaults Upon Senior Securities - Nothing to report.

        Item 4. Submission of Matters to a Vote of Security Holders - Nothing to report.

        Item 5.  Other Information

        On May 11, 2000 the Board of Directors voted to appoint Willard H. Kile, Jr. as a member of the Board of Directors to fill the vacancy created by the retirement of Willard H. Kile, Sr.

        Item 6. Exhibits and Reports on Form 8-K - Nothing to report.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             CCFNB BANCORP, INC.
                                                (Registrant)




                                             By Paul E. Reichart
                                                ----------------
                                                Paul E. Reichart
                                                President & CEO

                                             Date: July 28, 2000

                                             By Virginia D. Kocher
                                                ------------------
                                                Virginia D. Kocher
                                                Treasurer

                                             Date: July 28, 2000