Form 10-Q
period 2000-09-30
CCFNB BANCORP INC
filed 2000-11-13
CIK 731122

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q



[X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000


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


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirings for the past 90 days. Yes X No ___


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 1,346,450 shares of $1.25
(par) common stock were outstanding as of October 27, 2000.

                                CCFNB BANCORP, INC. AND SUBSIDIARY

                                       SEPTEMBER 30, 2000

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

CCFNB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)
UNAUDITED

                                                                        SEPTEMBER    DECEMBER
                                                                        30, 2000     31, 1999
                                                                        ---------    ---------
ASSETS
Cash and due from banks .............................................   $   5,708    $   5,855
Interest-bearing deposits with other banks ..........................       5,276          217
Federal funds sold ..................................................       2,000            0
Investment securities:
  Securities Available-for-Sale .....................................      46,068       48,904
  Securities to be Held-to-Maturity (estimated
    fair value 1999, $200) ..........................................           0          200
Loans, net of unearned income .......................................     134,701      134,423
Allowance for loan losses ...........................................       1,005          985
                                                                        ---------    ---------
  Net loans .........................................................   $ 133,696    $ 133,438
Premises and equipment ..............................................       5,020        5,274
Accrued interest receivable .........................................       1,021        1,002
Other assets ........................................................       1,127        1,232
                                                                        ---------    ---------
     TOTAL ASSETS ...................................................   $ 199,916    $ 196,122
                                                                        =========    =========


LIABILITIES AND STOCKHOLDERS' EQUITY


LIABILITIES
Deposits:
  Non-interest bearing ..............................................   $  15,229    $  13,672
  Interest bearing ..................................................     123,845      124,934
                                                                        ---------    ---------
     Total Deposits .................................................   $ 139,074    $ 138,606
Short-term borrowings ...............................................      22,181       30,881
Long-term borrowings ................................................      13,337        2,343
Accrued interest and other expenses .................................       1,192        1,231
Other liabilities ...................................................          21           14
                                                                        ---------    ---------
     TOTAL LIABILITIES ..............................................   $ 175,805    $ 173,075
                                                                        =========    =========

STOCKHOLDERS' EQUITY
Common stock, par value $1.25 per share; authorized 5,000,000 shares;
  issued 1,348,450 shares in 2000 and
  1,367,651 shares in 1999 ..........................................   $   1,686    $   1,710
Surplus .............................................................       5,179        5,483
Retained earnings ...................................................      17,930       17,014
Accumulated other comprehensive income (loss) .......................        (684)      (1,160)
                                                                        ---------    ---------
     TOTAL STOCKHOLDERS' EQUITY .....................................   $  24,111    $  23,047
                                                                        ---------    ---------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .....................   $ 199,916    $ 196,122
                                                                        =========    =========

          See accompanying notes to Consolidated Financial Statements.

CCFNB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS EXCEPT PER SHARE DATA)
UNAUDITED

                                                                               FOR THE NINE                    FOR THE THREE
                                                                               MONTHS ENDING                    MONTHS ENDING
                                                                               SEPTEMBER 30,                    SEPTEMBER 30,
                                                                               -------------                    -------------
                                                                          2000              1999             2000            1999
                                                                          ----              ----             ----            ----
INTEREST INCOME
Interest and fees on loans:
  Taxable ......................................................       $    7,840       $    7,060       $    2,666       $    2,422
  Tax-exempt ...................................................               97               90               34               30
Interest and dividends on investment securities:
  Taxable interest .............................................            1,461            1,508              470              527
  Tax-exempt interest ..........................................              544              507              181              173
  Dividends ....................................................               64               60               22               21
Interest on federal funds sold .................................                0               39                0                9
Interest on deposits in other banks ............................               23              129               15               16
                                                                       ----------       ----------       ----------       ----------
     TOTAL INTEREST INCOME .....................................       $   10,029       $    9,393       $    3,388       $    3,198
                                                                       ----------       ----------       ----------       ----------

INTEREST EXPENSE
Interest on deposits ...........................................       $    3,806       $    3,707       $    1,289       $    1,241
Interest on short-term borrowings ..............................              839              700              262              235
Interest on long-term borrowings ...............................              366               97              161               33
                                                                       ----------       ----------       ----------       ----------
     TOTAL INTEREST EXPENSE ....................................       $    5,011       $    4,504       $    1,712       $    1,509
                                                                       ----------       ----------       ----------       ----------

Net interest income ............................................       $    5,018       $    4,889       $    1,676       $    1,689
Provision for loan losses ......................................               47               59                8               20
                                                                       ----------       ----------       ----------       ----------
  NET INTEREST INCOME AFTER PROVISION FOR
  LOAN LOSSES ..................................................       $    4,971       $    4,830       $    1,668       $    1,669
                                                                       ----------       ----------       ----------       ----------

NON-INTEREST INCOME
Service charges and fees .......................................       $      447       $      454       $      152       $      156
Trust department income ........................................              121              129               39               44
Securities gains - net .........................................                0               39                0                8
Other income ...................................................              182              162               59               53
                                                                       ----------       ----------       ----------       ----------
     TOTAL NON-INTEREST INCOME .................................       $      750       $      784       $      250       $      261
                                                                       ----------       ----------       ----------       ----------

NON-INTEREST EXPENSES
Salaries and wages .............................................       $    1,513       $    1,415       $      501       $      478
Pensions and other employee benefits ...........................              486              471              156              155
Occupancy expense, net .........................................              249              259               79               90
Furniture and equipment expense ................................              466              450              154              157
Other operating expenses .......................................            1,049            1,026              337              336
                                                                       ----------       ----------       ----------       ----------
     TOTAL NON-INTEREST EXPENSES ...............................       $    3,763       $    3,621       $    1,227       $    1,216
                                                                       ----------       ----------       ----------       ----------

Income before income taxes .....................................       $    1,958       $    1,993       $      691       $      714
Income tax expense .............................................              473              503              167              183
                                                                       ----------       ----------       ----------       ----------
    NET INCOME .................................................       $    1,485       $    1,490       $      524       $      531
                                                                       ==========       ==========       ==========       ==========

PER SHARE DATA
Net income .....................................................       $     1.09       $     1.08       $      .39       $      .39
Cash dividends .................................................              .42              .38              .14              .13
Weighted average shares outstanding ............................        1,358,633        1,377,041        1,358,633        1,377,041


      See accompanying notes to Consolidated Financial Statements.

CCFNB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
UNAUDITED

                                                                                                            FOR THE NINE MONTHS
                                                                                                           ENDING SEPTEMBER 30,
                                                                                                          2000              1999
                                                                                                        --------           --------
OPERATING ACTIVITIES
Net income ...................................................................................          $  1,485           $  1,490
Adjustments to reconcile net income to net cash provided by operating activities:
   Provision for loan losses .................................................................                47                 59
   Provision for depreciation and amortization ...............................................               400                398
   Premium amortization on investment securities .............................................                27                 62
   Discount accretion on investment securities ...............................................               (13)               (18)
   (Gain) on sales of investment securities Available-for-Sale ...............................                 0                (39)
   Deferred income taxes (benefit) ...........................................................               (10)                21
   (Gain) on sale of other real estate .......................................................                 0                 (2)
   (Increase) in accrued interest receivable and other assets ................................              (146)              (308)
   (Decrease) in accrued interest, other expenses and other
     liabilities .............................................................................               (32)               (53)
                                                                                                        --------           --------
     NET CASH PROVIDED BY OPERATING ACTIVITIES ...............................................          $  1,758           $  1,610
                                                                                                        --------           --------

INVESTING ACTIVITIES
Proceeds from sales, maturities and redemptions of investment
  securities Available-for-Sale ..............................................................          $  3,540           $ 11,195
Proceeds from maturities and redemptions of Held-to-Maturity
  investment securities ......................................................................               200                365
Purchase of investment securities Available-for-Sale .........................................                 0            (15,647)
Net (increase) in loans ......................................................................              (305)            (6,027)
Purchases of premises and equipment ..........................................................              (146)               (80)
Proceeds from sale of other real estate ......................................................                 0                 26
                                                                                                        --------           --------
     NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES .....................................          $  3,289           $(10,168)
                                                                                                        --------           --------

FINANCING ACTIVITIES
Net increase (decrease) in deposits ..........................................................          $    468           $   (521)
Net increase (decrease) in short-term borrowings .............................................            (8,700)             1,059
Net increase in long-term borrowings .........................................................            10,994                 55
Proceeds from issuance of common stock .......................................................               117                109
Acquisition of treasury stock ................................................................              (445)               (37)
Proceeds from sale of treasury stock .........................................................                 0                 13
Cash dividends paid ..........................................................................              (569)              (518)
                                                                                                        --------           --------
     NET CASH PROVIDED BY FINANCING ACTIVITIES ...............................................          $  1,865           $    160
                                                                                                        --------           --------
     INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ........................................          $  6,912           $ (8,398)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .............................................             6,072             12,486
                                                                                                        --------           --------
      CASH AND CASH EQUIVALENTS AT END OF PERIOD .............................................          $ 12,984           $  4,088
                                                                                                        ========           ========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
  Interest ...................................................................................          $  5,028           $  4,513
  Income taxes ...............................................................................          $    516           $    514


          See accompanying notes to Consolidated Financial Statements.

CCFNB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2000


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


NOTE 2 - ALLOWANCE FOR LOAN LOSSES

          Changes in the allowance for loan losses for the periods ended September 30, 2000 and September 30, 1999 were as follows:

                                                                (AMOUNTS IN THOUSANDS)
                                                                ----------------------
                                                                    2000        1999
                                                                 --------    --------

           Balance, beginning of year.........................   $    985    $    954
           Provision charged to operations....................         47          59
           Loans charged-off..................................        (68)        (62)
           Recoveries.........................................         41          29
                                                                 --------    --------
           Balance, September 30..............................   $  1,005    $    980
                                                                 ========    ========



          At September 30, 2000 the recorded investment in loans that are considered to be impaired as defined by SFAS No. 114 was $384,005. No additional charge to operations was required to provide for the impaired loans since the total allowance for loan losses is estimated by management to be adequate to provide for the loan loss allowance required by SFAS No. 114 along with any other potential losses.

          At September 30, 2000, there were no significant commitments to lend additional funds with respect to non-accrual and restructured loans.

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



NOTE 5 - STOCKHOLDERS' EQUITY

          Changes in stockholders' equity for the period ended September 30, 2000 were as follows:

                                                         (AMOUNTS IN THOUSANDS, EXCEPT COMMON SHARE DATA)
                                                                                                              ACCUMULATED
                                                                                                                 OTHER
                                                                                COMPREHENSIVE                 COMPREHENSIVE
                                         COMMON        COMMON                       INCOME         RETAINED       INCOME
                                         SHARES        STOCK         SURPLUS        (LOSS)         EARNINGS      (LOSS)
Balance at January 1, 2000 ........    1,367,651    $    1,710    $    5,483     $        0     $   17,014    $   (1,160)
Comprehensive Income:
 Net income .......................            0             0             0          1,485          1,485             0
 Change in unrealized gain (loss)
  on investment securities
  available-for-sale net of
  reclassification adjustment
  and tax effects .................            0             0             0            476              0           476
                                                                                      -----
         TOTAL COMPREHENSIVE INCOME                                              $    1,961
                                                                                      =====
Issuance of 6,899 shares of common
  stock under dividend reinvestment
  and stock purchase plans ........        6,899             8           109                             0             0
Purchase of 26,100 shares of
  treasury stock ..................            0             0             0                             0             0
Retirement of 26,100 shares of
  treasury stock ..................      (26,100)          (32)         (413)                            0             0
Cash dividends $.42 per share .....            0             0             0                          (569)            0
                                       ---------    ----------    ----------                    ----------    ----------
Balance at September 30, 2000 .....    1,348,450    $    1,686    $    5,179                    $   17,930    $     (684)
                                       =========    ==========    ==========                    ==========    ==========





                                        TREASURY
                                         STOCK          TOTAL

Balance at January 1, 2000 ........    $        0    $   23,047
Comprehensive Income:
 Net income .......................             0         1,485
 Change in unrealized gain (loss)
  on investment securities
  available-for-sale net of
  reclassification adjustment
  and tax effects .................             0           476
         TOTAL COMPREHENSIVE INCOME
Issuance of 6,899 shares of common
  stock under dividend reinvestment
  and stock purchase plans ........             0           117
Purchase of 26,100 shares of
  treasury stock ..................          (445)         (445)
Retirement of 26,100 shares of
  treasury stock ..................           445             0
Cash dividends $.42 per share .....             0          (569)
                                       ----------    ----------
Balance at September 30, 2000 .....    $        0    $   24,111
                                       ==========    ==========

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

          The Corporation may require collateral or other security to support financial instruments with off-balance sheet credit risk. The contract or notional amounts at September 30, 2000 and December 31, 1999 were as follows:

                                                                          (AMOUNTS IN THOUSANDS)
                                                                         ----------------------
                                                                          SEPTEMBER   DECEMBER
                                                                          30, 2000    31, 1999
                                                                          --------    --------
          FINANCIAL INSTRUMENTS WHOSE CONTRACT AMOUNTS REPRESENT
           CREDIT RISK:
            Commitments to extend credit........................          $ 11,694   $ 10,342
            Financial standby letters of credit.................               615        639
            Performance standby letters of credit...............                18         11
            Dealer floor plans..................................             1,612        991


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

          The Corporation granted commercial, consumer and residential loans to customers within Pennsylvania. Of the total loan portfolio at September 30, 2000, 77.3% was for real estate loans, principally residential. It was the opinion of management that the high concentration did not pose an adverse credit risk. Further, it was management's opinion that the remainder of the loan portfolio was balanced and diversified to the extent necessary to avoid any significant concentration of credit.



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

          The results of operations for the nine-month period ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

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



NOTE 8 - AMENDMENT OF RULE 10-01 OF REGULATION S-X REQUIRING REVIEWED QUARTERLY FINANCIAL STATEMENTS

          In accordance with the new amendment effective for the period ended September 30, 2000 the accompanying consolidated financial statements have been reviewed by Independent Certified Public Accountants whose report is being submitted as an integral part of this Form 10Q filing.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors and Stockholders of CCFNB Bancorp, Inc.:


We have reviewed the accompanying consolidated balance sheet of CCFNB Bancorp, Inc. and Subsidiary as of September 30, 2000, and the related consolidated statements of income and cash flows for the three and nine-month periods then ended. These consolidated financial statements are the responsibility of the management of CCFNB Bancorp, Inc. and Subsidiary.

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

Based on our review, we are not aware of any material modifications that should be made to the September 30, 2000 financial statements for them to be in conformity with generally accepted accounting principles.

The accompanying balance sheet of CCFNB Bancorp, Inc. and Subsidiary for the year ended December 31, 1999, was audited by us as part of our audit of the financial statements for the year ended December 31, 1999 taken as a whole and we expressed an unqualified opinion on them in our report dated January 18, 2000, but we have not performed any auditing procedures since that date.

The accompanying statements of income and cash flows of CCFNB Bancorp, Inc. and Subsidiary for the three and nine-month periods ended September 30, 1999 were not audited by us and, accordingly, we do not express an opinion on them.



                                                  /s/ J.H. Williams & Co., LLP



J.H. Williams & Co., LLP
Kingston, Pennsylvania
October 17, 2000

                               CCFNB BANCORP, INC. AND SUBSIDIARY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Consolidated Summary of Operations
      (Dollars in Thousands, except for per share data)

                                           AT AND FOR THE NINE MONTHS
                                           --------------------------
                                                 ENDED SEPTEMBER 30,             AT AND FOR THE YEARS ENDED DECEMBER 31,
                                                 -------------------             ---------------------------------------
                                                 2000       1999          1999        1998          1997       1996          1995
                                                 ----       ----          ----        ----          ----       ----          ----
Income and Expense:
  Interest income ......................   $   10,029   $    9,393   $   12,669   $   12,444   $   12,498   $   11,844   $   11,466
  Interest expense .....................        5,011        4,504        6,099        6,072        5,976        5,588        5,557
                                            ---------    ---------    ---------    ---------    ---------    ---------    ---------
  Net interest income ..................        5,018        4,889   $    6,570   $    6,372        6,522        6,256        5,909
  Loan loss provision ..................           47           59           78           78           60           80           42
                                            ---------    ---------    ---------    ---------    ---------    ---------    ---------
  Net interest income after loan loss
    provision ..........................        4,971        4,830        6,492        6,294        6,462        6,176        5,867
  Non-interest income ..................          750          784        1,050          981          804          762          693
  Non-interest expense .................        3,763        3,621        4,818        4,739        4,492        4,450        4,374
                                            ---------    ---------    ---------    ---------    ---------    ---------    ---------
  Income before income taxes ...........        1,958        1,993        2,724        2,536        2,774        2,488        2,186
  Income taxes .........................          473          503          685          634          749          664          561
                                            ---------    ---------    ---------    ---------    ---------    ---------    ---------
  Net income ...........................        1,485        1,490        2,039        1,902        2,025        1,824        1,625
                                            =========    =========    =========    =========    =========    =========    =========
Per Share: (1)
  Net income ...........................   $     1.09   $     1.08   $     1.48   $     1.38   $     1.47   $     1.33   $     1.19
  Cash dividends paid ..................          .42         .376          .51          .46          .46          .45          .45
  Average shares outstanding ...........    1,358,633    1,377,041    1,375,572    1,378,339    1,381,800    1,375,875    1,367,595

Average Balance Sheet:
  Loans ................................   $  133,350   $  120,883   $  123,185   $  116,490   $  116,771   $  112,341   $  111,980
  Investments ..........................       47,164       50,093       49,827       45,878       40,307       39,248       37,063
  Other earning assets .................          482        3,596        2,739        4,952        5,053        3,739        1,727
  Total assets .........................      191,531      185,509      186,597      177,643      171,159      164,512      157,957
  Deposits .............................      138,766      138,796      138,963      131,366      117,086      117,414      116,495
  Other interest-bearing liabilities ...       28,591       22,219       22,874       22,660       20,198       14,860       11,766
  Stockholders' equity .................       22,925       23,177       22,874       22,264       20,690       19,512       18,067

Balance Sheet Data:
  Loans ................................      134,701      124,484      134,423      118,558      119,045      115,590      111,831
  Investments ..........................       46,068       50,188       49,104       48,151       43,862       37,407       40,384
  Other earning assets .................        7,276          215          217        6,105          582        6,856          385
  Total assets .........................      199,916      185,325      196,122      185,258      173,866      170,086      162,066
  Deposits .............................      139,074      137,158      138,606      137,679      127,719      131,400      128,985
  Other interest-bearing liabilities ...       35,518       23,823       33,224       22,709       22,802       16,951       12,430
  Stockholders' equity .................       24,111       23,188       23,047       23,480       22,105       20,657       19,512

Ratios: (2)
  Return on average assets .............         1.03%        1.07%        1.09%        1.07%        1.18%        1.11%        1.03%
  Return on average equity .............         8.64%        8.57%        8.91%        8.54%        9.79%        9.35%        8.99%
  Dividend payout ratio ................        38.33%       34.77%       33.59%       33.59%       31.65%       33.95%       34.35%
  Average equity to average assets ratio        11.97%       12.49%       11.75%       12.53%       12.71%       11.86%       11.44%


(1) Per share data has been calculated on the weighted average number of shares outstanding.

(2) The ratios for the nine month period ending September 30, 2000 are annualized.

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


Overview

Total assets increased 1.9% to $199.9 at September 30, 2000 from $196.1 at December 31, 1999. Net income decreased .3% through September 30, 2000 to $1,485,000 or $1.09 per share, compared to $1,490,000 or $1.08 per share for the same nine month period ended September 30, 1999. Loans increased in 2000 by .2% to $134.7 million at September 30, 2000 from $134.4 million at December 31, 1999.

Results of Operations - For the Nine Months Ended September 30, 2000 and September 30, 1999.

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

Net income for the nine months ended September 30, was $1,485,000 or $1.09 per share, as compared to $1,490,000 or $1.08 per share, for the comparable period in 1999. Interest income increased $636,000, interest expense increased $507,000, non-interest income increased $5,000, non-interest expense increased $100,000 and a $39,000 gain on sale of securities in 1999 with no security gain in 2000 were the contributing factors for the $5,000 decrease in net income comparing September 30, 1999 to September 30, 2000.

Return on average assets and return on average equity were 1.03% and 8.64%, respectively, for the nine months ended September 30, 2000, as compared to 1.07% and 8.57%, respectively for the comparable period in 1999.

Net Interest Income

For the nine months ended September 30, 1999 and 2000, net interest income was $4.9 and $5.0 million respectively. The net interest margin was 3.94% for the nine months ended September 30, 2000 and September 30, 1999. Average interest earning assets at September 30, 2000 increased by 3.0% over September 30, 1999 to $181.0 million from $175.7 million.

Average loans outstanding increased from $120.9 million to $133.4 million or 10.3% for the nine months ended September 30, 1999, as compared to the nine months ended September 30, 2000. The outstanding balance of loans at September 30, 2000 increased from $134.4 million at December 31, 1999 to $134.7 million at September 30, 2000.

Shown below is a summary of past due and non-accrual loans:

                                                                   IN THOUSANDS OF DOLLARS
                                                                   -----------------------
                                                                    SEPTEMBER     DECEMBER
                                                                     30, 2000     31, 1999
                                                                   ------------  ---------
           Past due and non-accrual:
             Days 30 - 89.........................................   $  2,016    $    665
             Days 90 plus.........................................        272         173
             Non-accrual..........................................        418         199
                                                                     --------    --------
                                                                     $  2,706    $  1,037
                                                                     ========    ========


Past due and non-accrual loans increased to $2.7 million at September 30, 2000 from $1.0 million at December 31, 1999. The major portion of increase is due to four commercial loans 30-45 days past due totalling $1.3 million. The balance of the increase is due to nonperforming secured residential mortgages.

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

The following analysis provides a schedule of loan maturities/interest rate sensitivities. This schedule presents a repricing and maturity analysis as required by the FFIEC:

                                                                                      IN THOUSANDS
                                                                                       OF DOLLARS
                                                                                       ----------
                                                                                        SEPTEMBER
               MATURITY AND REPRICING DATA FOR LOANS AND LEASES                         30, 2000
                                                                                       ----------
      Closed-end loans secured by first liens on 1-4 family residential properties with a remaining maturity or repricing frequency of:
          (1) Three months or less...........................................           $  2,341
          (2) Over three months through 12 months............................             11,498
          (3) Over one year through three years..............................             32,103
          (4) Over three years through five years............................              3,076
          (5) Over five years through 15 years...............................              8,745
          (6) Over 15 years..................................................              2,121
      All loans and leases other than closed-end loans secured by first liens on
       1-4 family residential properties with a remaining maturity or repricing frequency of:
          (1) Three months or less...........................................             16,566
          (2) Over three months through 12 months............................             14,815
          (3) Over one year through three years..............................             15,148
          (4) Over three years through five years............................              9,355
          (5) Over five years through 15 years...............................             14,348
          (6) Over 15 years..................................................              4,720
                                                                                        --------
             Sub-total.......................................................           $134,836
      Add:  non-accrual loans not included above.............................                418
      Less:  unearned income.................................................               (553)
                                                                                        --------
             Total Loans and Leases..........................................           $134,701
                                                                                        ========

Interest income from investment securities reflects a .3% decrease comparing $2,069,000 for the nine months ended September 30, 2000, and the $2,075,000 for the comparable period of 1999. The average balance of investment securities for the nine months ended September 30, 2000 decreased 5.8% to $47.2 million, compared to the $50.1 million for the same period of 1999.

Total interest expense increased $507,000 or 11.3% for the first nine months of 2000, as compared to the first nine months of 1999.

Average short term borrowings increased from $19.9 million at September 30, 1999 to $20.5 million at September 30, 2000. This 3.0% increase reflects a decrease in depositor repurchase agreements from an average $19.4 million at September 30, 1999 to $15.6 million at September 30, 2000. Conversely, short term borrowings from Federal Home Loan Bank averaged $34,000 at September 30, 1999 and $4.4 million at September 30, 2000.

Long term borrowings from Federal Home Loan Bank also increased from an average $2.3 million at September 30, 1999 to $8.1 million at September 30, 2000.

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


      Average Balance Sheet and Rate Analysis
      (Dollars in Thousands)

                                                                       SEPTEMBER 2000                        SEPTEMBER 1999
                                                            ----------------------------------    ---------------------------------
                                                                          INTEREST     AVERAGE                 INTEREST     AVERAGE
                                                            AVERAGE        INCOME/      YIELD/     AVERAGE      INCOME/       YIELD/
                                                            BALANCE(1)    EXPENSE(2)     RATE     BALANCE(1)   EXPENSE(2)     RATE
         ASSETS:
Interest-bearing deposits with other financial
  institutions ........................................    $     467     $      23       6.57%   $   3,596     $     129       4.78%
Investment securities:
  U.S. government securities ..........................       31,507         1,461       6.18%      34,528         1,508       5.82%
  State and municipal obligations (3) .................       14,516           544       7.57%      14,183           507       7.22%
  Other securities ....................................        1,141            64       7.48%       1,382            60       5.79%
                                                           ---------     ---------       ----    ---------     ---------       ----
Total Investment Securities ...........................    $  47,164     $   2,069       5.85%   $  50,093     $   2,075       5.52%
Federal funds sold ....................................           15             0        .00%       1,103            39       4.71%
Consumer ..............................................       12,538           760       8.08%      10,316           640       8.27%
Dealer floor plan .....................................        5,429           353       8.67%       2,572           153       7.93%
Mortgage ..............................................      103,452         6,038       7.78%      98,226         5,767       7.83%
Commercial ............................................        9,462           689       9.71%       7,492           500       8.90%
Tax free (3) ..........................................        2,469            97       7.94%       2,277            90       7.98%
                                                           ---------     ---------       ----    ---------     ---------       ----
Total loans ...........................................    $ 133,350     $   7,937       7.94%   $ 120,883     $   7,150       7.89%
Total interest earning assets .........................      180,996        10,029       7.39%     175,675         9,393       7.13%
                                                           ---------     ---------       ----    ---------     ---------       ----
Reserve for loan losses ...............................    $  (1,020)                            $    (986)
Cash and due from banks ...............................        2,040                                 1,683
Other assets ..........................................        9,515                                 9,137
                                                           ---------                             ---------
Total assets ..........................................    $ 191,531                             $ 185,509
                                                           =========                             =========

                                                                      SEPTEMBER  2000                       SEPTEMBER 1999
                                                            ------------------------------------  ----------------------------------
                                                                          INTEREST     AVERAGE                 INTEREST     AVERAGE
                                                              AVERAGE      INCOME/      YIELD/    AVERAGE       INCOME/      YIELD/
                                                             BALANCE(1)   EXPENSE(2)     RATE    BALANCE(1)    EXPENSE(2)     RATE
                                                            -----------   ----------  ----------  ----------   -----------   -------
LIABILITIES AND CAPITAL:
SUPER NOW deposits ...................................      $ 21,654      $    209         1.29%   $ 21,867      $    221      1.35%
IRA's under $100,000 .................................         8,209           323         5.25%      8,335           308      4.93%
Money market deposits ................................         9,579           196         2.73%     11,018           228      2.76%
Savings deposits .....................................        21,659           416         2.56%     21,901           418      2.54%
Time deposits including IRA's over $100,000 ..........        16,427           747         6.06%     13,631           587      5.74%
Other time deposits under $100,000 ...................        47,689         1,915         5.35%     48,879         1,945      5.31%
                                                            --------      --------         ----    --------      --------      ----
Total interest-bearing deposits ......................      $125,217      $  3,806         4.05%   $125,631      $  3,707      3.93%
                                                            --------      --------         ----    --------      --------      ----
U.S. treasury short-term borrowings ..................           464            21         6.03%        447            15      4.47%
Short-term borrowings - other ........................         4,400           202         6.12%         34             2      7.84%
Long-term borrowings .................................         8,114           366         6.01%      2,315            97      5.59%
Repurchase agreements ................................        15,613           616         5.26%     19,423           683      4.69%
                                                            --------      --------         ----    --------      --------      ----
Total interest-bearing liabilities ...................      $153,808      $  5,011         4.34%   $147,850      $  4,504      4.06%
                                                            --------      --------         ----    --------      --------      ----
Demand deposits ......................................      $ 13,549                               $ 13,165
Other liabilities ....................................         1,249                                  1,317
Stockholders' equity .................................        22,925                                 23,177
                                                            --------                               --------
Total liabilities and capital ........................      $191,531                               $185,509
                                                            ========                               ========
NET INTEREST INCOME/NET INTEREST MARGIN (4) ..........                    $  5,018         3.70%                 $  4,889      3.71%
                                                                          ========         ====                  ========      ====
TAX EQUIVALENT NET INTEREST INCOME/
 NET INTEREST MARGIN (5) .............................                    $  5,348         3.94%                 $  5,196      3.94%
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

For the nine month period ending September 30, 2000 and 1999, the provision for loan losses was $47,000 and $59,000 respectively.

Non-Interest Income

     The following table sets forth, for the periods indicated, the major components of non-interest income:

                                                              NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                                 -------------
                                                               2000        1999
                                                               ----        ----
                                                          (Dollars in Thousands)
Service charges and fees ...........................          $447          $454
Trust department income ............................           121           129
Investment securities gain - net ...................             0            39
Invest income ......................................            77            75
Other ..............................................           105            87
                                                              ----          ----
     Total .........................................          $750          $784
                                                              ====          ====


For the nine months ended September 30, 2000, total non-interest income decreased $34,000 to $750,000 compared with $784,000 for the nine months ended September 30, 1999. Service charges and fees decreased $7,000 from $454,000 at September 30, 1999 to $447,000 at September 30, 2000. Trust Department income decreased 6.2% from $129,000 at September 30, 1999 to $121,000 at September 30, 2000. Invest income reflected a $2,000 increase comparing September 30, 1999 to September 30, 2000. Other non-interest income increased from $87,000 at September 30, 1999 to $105,000 at September 30, 2000. This $18,000 increase was generally accounted for by an increase in loan documentation preparation fees and penalties on CD's. Investment securities gain reflected $39,000 at September 30, 1999 compared to $0 at September 30, 2000.


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

                                                              NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                                 -------------
                                                               2000        1999
                                                               ----        ----
                                                          (Dollars in Thousands)
Salaries and wages ...............................         $1,513         $1,415
Employee benefits ................................            486            471
Net occupancy expense ............................            249            259
Furniture and equipment expense ..................            466            450
FDIC insurance ...................................             21             12
State shares tax .................................            164            146
Other expense ....................................            864            868
                                                           ------         ------
     Total .......................................         $3,763         $3,621
                                                           ======         ======



Non-interest expenses increased 5.6% from $3.6 million at September 30, 1999 to $3.8 million at September 30, 2000.

Salaries increased 7.1% from $1.4 million at September 30, 1999 to $1.5 million at September 30, 2000. A 3.2% increase was reflected in employee benefits from $471,000 at September 30, 1999 to $486,000 at September 30, 2000. Normal merit increases and higher starting wages for new employees in the current employee market are responsible for the salary increases. Increased cost of employee benefits, specifically health coverage, accounts for the increase in employee benefits.

Occupancy expense and furniture and equipment expense reflects a $6,000 increase for the first nine months of 1999 compared to the first nine months of 2000. Fluctuation occurred in the following expense categories: fire insurance changes reflect a $5,000 savings, maintenance and repair on buildings is $5,000 less than September 30, 1999, and service on equipment rose 16.8% from $113,000 at September 30, 1999 to $132,000 at September 30, 2000, mainly due to new services, such as telephone and internet banking increasing our maintenance fees.

FDIC insurance increased 75% for 2000 from $12,000 at September 30, 1999 to $21,000 at September 30, 2000. Shares tax also increased 12.3% from $450,000 at September 30, 1999 to $466,000 at September 30, 2000.

Other expenses remained stable at $868,000 at September 30, 1999 and $864,000 at September 30, 2000.


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

The Company exceeds all minimum capital requirements as reflected in the following table:

                                          SEPTEMBER 30, 2000    DECEMBER 31, 1999
                                          ------------------    -----------------
                                                     MINIMUM               MINIMUM
                                         CALCULATED  STANDARD  CALCULATED  STANDARD
                                           RATIOS     RATIOS     RATIOS     RATIOS
                                           ------     ------     ------     ------
Risk Based Ratios:
Tier I Capital to risk-weighted assets..   19.76%     4.00%      17.94%     4.00%
Total Qualifying Capital to
  risk-weighted assets..................   20.56%     8.00%      18.68%     8.00%


Additionally, certain other ratios also provide capital analysis as follows:

                                                               SEPTEMBER   DECEMBER
                                                               30, 2000    31, 1999
                                                               ---------   --------

Tier I Capital to average assets...........................      12.89%    12.94%

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




                                             CCFNB BANCORP, INC.
                                                (Registrant)




                                             By /s/ Paul E. Reichart
                                                Paul E. Reichart
                                                President & CEO

                                             Date:




                                             By /s/ Virginia D. Kocher
                                                Virginia D. Kocher
                                                Treasurer

                                             Date: November 9, 2000