Form 10-K405
period 2000-12-31
CCFNB BANCORP INC
filed 2001-03-27
CIK 731122

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

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

                  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No______

                  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                  The aggregate market value of the voting and non-voting equity held by non-affiliates of the Registrant based on the average of the bid and asked prices of $16.88 at February 28, 2001, was $22,681,791.

                  As of February 28, 2001, the Registrant had outstanding 1,343,708 shares of its common stock, par value $1.25 per share.

                       DOCUMENTS INCORPORATED BY REFERENCE

                  In addition, portions of the Annual Report to stockholders of the Registrant for the year ended December 31, 2000, are incorporated by reference in Part II of this Annual Report.

                                  Page ii of 70
                            Exhibit Index on Page 28

                               CCFNB BANCORP, INC.
                                    FORM 10-K

                                      INDEX

Part I                                                                                                          Page

Item 1.      Business.............................................................................................1
Item 2.      Properties..........................................................................................17
Item 3.      Legal Proceedings...................................................................................17
Item 4.      Submission of Matters to a Vote of Security Holders.................................Not Applicable

Part II

Item 5.      Market for the Registrant's Common Equity and Related Stockholder Matters...........................17
Item 6.      Selected Financial Data.............................................................................18
Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations...............18
Item 7A.     Quantitative and Qualitative Disclosures about Market Risk..........................................18
Item 8.      Financial Statements and Supplementary Data.........................................................18
Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial
              Disclosure.........................................................................Not Applicable

Part III

Item 10.     Directors and Executive Officers of the Registrant..................................................18
Item 11.     Executive Compensation..............................................................................20
Item 12.     Security Ownership of Certain Beneficial Owners and Management......................................24
Item 13.     Certain Relationships and Related Transactions......................................................24
Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K.....................................25

SIGNATURES.......................................................................................................25

INDEX TO EXHIBITS................................................................................................28

                               CCFNB BANCORP, INC.
                                    FORM 10-K

PART I

ITEM 1.  BUSINESS

GENERAL

We are a registered bank holding company and Pennsylvania business corporation and are headquartered in Bloomsburg, Pennsylvania. We have one wholly-owned subsidiary which is Columbia County Farmers National Bank or referred to as the Bank. Our business consists of the management and supervision of the Bank. Our principal source of income is dividends paid by the Bank. At December 31, 2000, we had approximately:

         -        $203 million in total assets;

         -        $137 million in loans;

         -        $143 million in deposits; and

         -        $25 million in stockholders' equity.

The Bank is a national banking association and member of the Federal Reserve System whose deposits are insured by the Bank Insurance Fund of the FDIC. The Bank is a full-service commercial bank providing a range of services and products, including time and demand deposit accounts, consumer, commercial and mortgage loans to individuals and small to medium-sized business in its Northcentral Pennsylvania market area. The Bank operates also a full-service trust department. At December 31, 2000, the Bank had six branch banking offices which are located in the Pennsylvania county of Columbia.

We consider our branch banking offices to be a single operating segment, because these branches have similar:

         -        economic characteristics,

         -        products and services,

         -        operating processes,

         -        delivery system,

         -        customer bases, and

         -        regulatory oversight.

We have not operated any other reportable operating segments in the 3-year period ended December 31, 2000.

As of December 31, 2000, we had 85 employees on a full-time equivalent basis. The Company and the Bank are not parties to any collective bargaining agreement and employee relations are considered to be good.

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

INTERCOMPANY TRANSACTIONS

Various governmental requirements, including Sections 23A and 23B of the Federal Reserve Act, limit borrowings by us from the Bank and also limit various other transactions between us and the Bank. For example, Section 23A

                                       l
of the Federal Reserve Act limits to no more than ten percent of its total capital the aggregate outstanding amount of the Bank's loans and other "covered transactions" with any particular non-bank affiliate (including a financial subsidiary) and limits to no more than 20 percent of its total capital the aggregate outstanding amount of the Bank's covered transactions with all of its affiliates (including financial subsidiaries). At December 31, 2000, approximately $5.0 million was available for loans to us from the Bank. Section 23A of the Federal Reserve Act also generally requires that the Bank's loans to its non-bank affiliates (including financial subsidiaries) be secured, and
Section 23B of the Federal Reserve Act generally requires that the Bank's transactions with its non-bank affiliates (including financial subsidiaries) be on arm's-length terms. Also, we the Bank (and any financial subsidiary) are prohibited from engaging in certain "tie-in" arrangements in connection with extensions of credit or provision of property or services.

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

We are subject to the jurisdiction of the SEC for matters relating to the offering and sale of our securities. We are also subject to the SEC's rules and regulations relating to periodic reporting, insider trader reports and proxy solicitation materials. Our common stock is not listed for quotation of prices on The NASDAQ Stock Market or any other nationally-recognized stock exchange. However, daily bid and asked price quotations are maintained on the interdealer electronic bulletin board system.

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

LIABILITY OF COMMONLY CONTROLLED BANKS

The Bank can be held liable for any loss incurred, or reasonably expected to be incurred, by the FDIC in connection with:

         - the default of a commonly controlled FDIC-insured depository institution or

         - any assistance provided by the FDIC to a commonly controlled FDIC-insured depository institution in danger of default.

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

Commercial loans and commercial real estate loans comprised 33% of our total consolidated loans as of December 31, 2000. Commercial loans are typically larger than residential real estate loans and consumer loans. Because our loan portfolio contains a significant number of commercial loans and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans may cause a significant increase in nonperforming loans. An increase in nonperforming loans could result in a loss of earnings from these loans, an increase in the provision for loan losses and loan charge-offs.

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

In evaluating our allowance for loan losses, we divide our loans into the following categories:

         -        commercial,

         -        real estate mortgages,

         -        consumer, and

         -        unallocated.

We evaluate some loans as a group and some individually. We use the following criteria in choosing loans to be evaluated individually:

         -        by industry group,

         -        by risk profile, and

         -        by past due status.

After our evaluation of these loans, we allocate portions of our allowance for loan losses to categories of loans based upon the following considerations:

         -        historical trends,

         -        economic conditions, and

         -        any known deterioration.

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

CAPITAL REQUIREMENTS

We are subject to risk-based capital requirements and guidelines imposed by the Federal Reserve Board, which are substantially similar to the capital requirements and guidelines imposed by the Comptroller of the Currency on the Bank. For this purpose, a bank's or bank holding company's assets and certain specified off-balance sheet commitments are assigned to four risk categories, each weighted differently based on the level of credit risk that is ascribed to those assets or commitments. In addition, risk-weighted assets are adjusted for low-level recourse and market-risk equivalent assets. A bank's or bank holding company's capital, in turn, includes the following tiers:

         - core ("Tier 1") capital, which includes common equity, non-cumulative perpetual preferred stock, a limited amount of cumulative perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, less goodwill, certain identifiable intangible assets, and certain other assets; and

         - supplementary ("Tier 2") capital, which includes, among other items, perpetual preferred stock not meeting the Tier 1 definition, mandatory convertible securities, subordinated debt and allowances for loan and lease losses, subject to certain limitations, less certain required deductions.

We, like other bank holding companies, are required to maintain Tier 1 and "Total Capital" (the sum of Tier 1 and Tier 2 capital, less certain deductions) equal to at least four percent and eight percent of their total risk-weighted assets (including certain off-balance sheet items, such as unused lending commitments and standby letters of credit), respectively. At December 31, 2000, we met both requirements, with Tier 1 and Total Capital equal to 20.94 percent and 21.77 percent of total risk-weighted assets.

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

The Federal Reserve Board also requires bank holding companies to maintain a minimum "Leverage Ratio" (Tier 1 capital to adjusted total assets) of three percent if the bank holding company has the highest regulatory rating and meets certain other requirements, or of three percent plus an additional cushion of at least one to two percentage points if the bank holding company does not meet these requirements. At December 31, 2000, our leverage ratio was 13.02 percent.

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

The Bank is subject to similar risk-based capital and leverage requirements adopted by the Comptroller of the Currency. The Bank was in compliance with the applicable minimum capital requirements as of December 31, 2000. The Comptroller of the Currency has not advised the Bank of any specific minimum leverage ratio applicable to it.

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

Rules adopted by the Comptroller of the Currency under FDICIA provide that a national bank is deemed to be well capitalized if the bank has a total risk-based capital ratio of ten percent or greater, a Tier 1 risk-based capital ratio of six percent or greater, and a leverage ratio of five percent or greater and the institution is not subject to a written agreement, order, capital directive, or prompt corrective action directive to meet and maintain a specific level of any capital measure. As of December 31, 2000, the Bank was well-capitalized, based on the prompt corrective action ratios and guidelines described above. It should be noted, however, that a bank's capital category is determined solely for the purpose of applying the Comptroller of the Currency's prompt corrective action regulations, and that the capital category may not constitute an accurate representation of the bank's overall financial condition or prospects.

BROKERED DEPOSITS

Under FDIC regulations, no FDIC-insured bank can accept brokered deposits unless it (1) is well capitalized, or (2) is adequately capitalized and receives a waiver from the FDIC. In addition, these regulations prohibit any bank that is not well capitalized from paying an interest rate on brokered deposits in excess of three-quarters of one percentage point over certain prevailing market rates. As of December 31, 2000, the Bank held no brokered deposits.

DIVIDEND RESTRICTIONS

We are a legal entity separate and district from the Bank. In general, under Pennsylvania law, we cannot pay a cash dividend if such payment would render us insolvent. Our revenues consist primarily of dividends paid by the Bank. The National Bank Act limits the amount of dividends the Bank can pay to us without regulatory approval. The Bank may declare and pay dividends to us to the lesser of:

         -        the level of undivided profits, and

         - absent regulatory approval, an amount not in excess of net income combined with retained net income for the preceding two years.

At December 31, 2000, approximately $2,164,881 million was available for payment of dividends to us.

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

The Deposit Insurance Funds Act provides for assessments to be imposed on insured depository institutions with respect to deposits insured by the BIF ( in addition to assessments currently imposed on depository institutions with respect to BIF-insured deposits) to pay for the cost of Financing Corporation ("FICO") funding. The FDIC established the FICO assessment rates effective for the fourth quarter 2000 at approximately $0.0202 per $100 annually for BIF-assessable deposits. The FICO assessments are adjusted quarterly to reflect changes in the assessment bases of the FDIC insurance funds and do not vary depending upon a depository institution's capitalization or supervisory evaluations. In 2000, the Bank paid FICO assessments of $28,149.

INTERSTATE BANKING AND BRANCHING

Under the Riegle-Neal Interstate Banking and Branching Efficiency Act ("Riegle-Neal"), subject to certain concentration limits and other requirements:

         - bank holding companies, such as we, are permitted to acquire banks and bank holding companies located in any state;

         - any bank that is a subsidiary of a bank holding company is permitted to receive deposits, renew time deposits, close loans, service loans, and receive loan payments as an agent for any other depository institution subsidiary of that bank holding company; and

         - banks are permitted to acquire branch offices outside their home states by merging with out-of-state banks, purchasing branches in other states, and establishing de novo branch offices in other states.

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

PERMITTED NON-BANKING ACTIVITIES

The Federal Reserve Board permits us or our subsidiaries to engage in nonbanking activities so closely related to banking or managing or controlling banks as to be a proper incident thereto. For a discussion of other activities that are financial in nature in which we can engage, see the caption that follows entitled "Financial Services Modernization."

The Federal Reserve Board requires us to serve as a source of financial and managerial strength to the Bank and not to conduct our operations in an unsafe and unsound manner. Whenever the Federal Reserve Board believes an activity that we are doing or our control of a nonbank subsidiary (other than a nonbank subsidiary of the Bank) constitutes a serious risk to the financial safety, soundness, or stability of the Bank and is inconsistent with sound banking principles or the purposes of the federal banking laws, the Federal Reserve Board may require us to terminate that activity or to terminate control of that subsidiary. While the types of permissible activities are subject to change by the Federal Reserve Board, the principal nonbanking activities that presently may be conducted by a bank holding company or its subsidiary without prior approval of the Federal Reserve Board are:

         - Servicing Activities. Furnishing services for, or establish or acquire a company that engages solely in servicing activities for:

                  - us or the Bank in connection with activities authorized by law, such as commitments entered into by any subsidiary with third parties as long as we or our servicing company comply with published guidelines and do not act as a principal in dealing with third parties;

                  -        the internal operations of the Bank, such as:

                           -        accounting, auditing and appraising;

                           -        advertising and public relations;

                           - data processing and transmission services, data bases or facilities; - personnel services; - courier services; - holding or operating property used by our subsidiaries or for their future use; - liquidating property acquired from the Bank; and

                           -        selling, purchasing or underwriting
                                    insurance, such as blanket bond insurance, group insurance for employees and property and casualty insurance.

         - Safe deposit business. Conduct a safe deposit business or acquire voting securities of a company that conducts such business.

         - Securities or property representing five percent or less of any company. Acquiring five percent or less of the outstanding voting securities of any company regardless of that company's activities.

         - Extending credit and servicing loans. Making, acquiring, brokering, or servicing loans or other extensions of credit (including factoring, issuing letters of credit and accepting drafts) for the company's account or for the account of others.

         - Activities related to extending credit. Any activity usual in connection with making, acquiring, brokering or servicing loans or other extensions of credit, as determined by the Federal Reserve Board. The Federal Reserve Board has determined that the following activities are usual in connection with making, acquiring, brokering or servicing loans or other extensions of credit:

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

- Leasing personal or real property. Leasing personal or real property or acting as agent, broker, or adviser in leasing such property under certain conditions.

-        Operating nonbank depository institutions:

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

- Trust company functions. Performing functions or activities that may be performed by a trust company (including activities of a fiduciary, agency, or custodial nature), in the manner authorized by federal or state law, so long as the company is not a bank for purposes of the Bank Holding Company Act.

- Financial and investment advisory activities. Acting as investment or financial advisor to any person, including (without, in any way, limiting the foregoing):

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

-        Agency transactional services for customer investments:

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

-        Investment transactions as principal:

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

         -        Investing and trading activities. Engaging as principal in:

                  (A) Foreign exchange;

                  (B) Forward contracts, options, futures, options on futures, swaps, and similar contracts, whether traded on exchanges or not, based on any rate, price, financial asset (including gold, silver, platinum, palladium, copper, or any other metal approved by the Federal Reserve Board), nonfinancial asset, or group of assets, other than a bank-ineligible security under certain conditions.

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

-        Management consulting and counseling activities:

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

-        Support services:

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

-        Insurance agency and underwriting:

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

-        Community development activities:

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

- Money orders, savings bonds, and traveler's checks. The issuance and sale at retail of money orders and similar consumer-type payment instruments; the sale of U.S. savings bonds; and the issuance and sale of traveler's checks.

- Data processing. Providing data processing and data processing and data transmission services, facilities (including data processing and data transmission hardware, software, documentation, or operating personnel), data bases, advice, and access to such services, facilities, or data bases by any technological means under certain conditions.

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

For the purposes of the CRA regulations, the Bank is deemed to be a "small bank," based upon financial information as of December 31, 2000. The Bank will be examined under the streamlined procedures. The Bank received a "satisfactory" CRA rating in its last CRA examination which was held in 1997.

Concentration

We are not dependent for deposits nor exposed by loan concentrations to a single customer or to a small group of customers the loss of any one or more of which would have a materially adverse effect on our financial condition.

Financial Services Modernization

On November 12, 1999, the President signed into law the Gramm-Leach-Bliley Act (the "GLB Act") which will, in general, take effect on March 11, 2000. The GLB Act contains some of the most far-reaching changes governing the operations of companies doing business in the financial services industry. The GLB Act eliminates the restrictions placed on the activities of banks and bank holding companies. By creating two new structures - financial holding companies and financial subsidiaries - we and the Bank will be allowed to provide a wider array of financial services and products that were reserved only for insurance companies and securities firms. In addition, we can now affiliate with an insurance company and a securities firm.

On December 19, 2000 we became a financial holding company by filing an election to do so with the Federal Reserve Board. We became a financial holding company in anticipation of a contemplated transaction to acquire an interest in a local insurance agency. This contemplated transaction is expected to close sometime during the first quarter of 2001. A financial holding company has authority to engage in activities referred to as "financial activities" that are not permitted to bank holding companies. A financial holding company may also affiliate with companies that are engaged in financial activities. A "financial activity" is an activity that does not pose a safety and soundness risk and is:

-        financial in nature,

-        incidental to an activity that is financial in nature, or

-        complimentary to a financial activity.

The GLB Act lists certain activities as financial in nature:

-        Lending, investing or safeguarding money or securities;

- Underwriting insurance or annuities, or acting as an insurance or annuity principal, agent or broker;

-        Providing financial or investment advice;

-        Issuing or selling interests in pools of assets that a bank could hold;

-        Underwriting, dealing in or making markets in securities;

- Engaging in any activity that the Federal Reserve Board found before the GLB Act to be related closely to banking (See the section in this report entitled "Permitted Non-banking Activities");

- Engaging within the United States in any activity that a bank holding company could engage in outside of the country, if the Federal Reserve Board determined before the GLB Act that the activity was usual in connection with banking or other financial operations internationally;

- Merchant banking - acquiring or controlling ownership interests in an entity engaged in impermissible activities, if: the interests are not held by a depository institution; the interests are held by a securities affiliate or an investment advisory affiliate of an insurance company as part of underwriting, merchant or investment banking activity; the interests are held long enough to enable their sale in a manner consistent with the financial viability of such an activity; and we do not control the entity except to the extent necessary to obtain a reasonable return on the investment; or

- Insurance portfolio investing - acquiring or controlling ownership interests in an entity engaged in impermissible activities, if: the interests are not held by a depository institution; the interests are held by an insurance or annuity company; the interests represent investments made in the ordinary course of business in accordance with state law; and we do not control the entity except to the extent necessary to obtain a reasonable return on the investment.

The GLB Act instructs the Federal Reserve Board to adopt a regulation or order defining certain additional activities as financial in nature, to the extent they are consistent with the purposes of the GLB Act. These are:

- Lending, exchanging, transferring, investing for others or safeguarding financial assets other than money or securities;

-        Providing any method of transferring financial assets; and

- Arranging, effecting or facilitating financial transactions for third parties.

Other activities also may be decided by the Federal Reserve Board to be financial in nature or incidental to a financial activity if they meet specified criteria. The Federal Reserve Board is instructed to consider the purposes of the GLB Act and the Bank Holding Company Act; changes in the market in which financial holding companies compete; changes in the technology used to deliver financial services; and whether the proposed activity is necessary or appropriate to allow a financial holding company and its affiliates to compete effectively, deliver services efficiently and offer services through the most advanced technological means available.

The GLB Act gives national banks authority to use "financial subsidiaries" to engage in financial activities. This authority has some limitations. A financial subsidiary of the Bank may not, as a principal:

-        underwrite insurance or annuities;

-        engage in real estate development or investment;

-        engage in merchant banking; or

-        engage in insurance portfolio investment activities.

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

Privacy

Title V of the GLB Act creates a minimum federal standard of privacy by limiting the instances which we and the Bank may disclose nonpublic personal information about a consumer of our products or services to nonaffiliated third parties. A state, such as Pennsylvania, can impose a greater or more restrictive standard of privacy than the GLB Act. The GLB Act distinguishes "consumers" from "customers" for purposes of the notice requirements imposed by this Act. We are required to give a "consumer" a privacy notice only if we intend to disclose nonpublic personnel information about the consumer to a nonaffiliated third party. However, by contrast, we are required to give a "customer" a notice of our privacy policy at the time of the establishment of a customer relationship and then annually, thereafter during the continuation of the customer relationship.

The term consumer is different from the term customer. A consumer means an individual who obtains or has obtained a financial product or service from the Bank that is to be used primarily for personal, family or household purposes or that individual's representative. A customer of the Bank is an individual with a continuous relationship with the Bank. The Office of the Comptroller of the Currency issued regulations (effective November 13, 2000, however, compliance is optional until July 1, 2001) which give several examples of a consumer and customer relationship:

         - An individual who applies to the Bank for credit for personal, family or household purposes is a consumer of a financial service, regardless of whether the credit is extended.

         - An individual who provides nonpublic personal information to the Bank in order to obtain a determination about whether he or she may qualify for a loan to be used primarily for personal, family, or household purposes is a consumer of a financial service, regardless of whether the loan is extended by the Bank or another financial institution.

         - An individual who provides nonpublic personal information to the Bank in connection with obtaining or seeking to obtain financial, investment or economic advisory services is a consumer regardless of whether the Bank establishes an ongoing advisory relationship.

         - An individual who negotiates a workout with the Bank for a loan that the Bank owns is a consumer regardless of whether the Bank originally extended the loan to the individual.

         - An individual who has a loan from the Bank is the Bank's consumer even if the Bank:

                  -        Hires an agent to collect on the loan;

                  -        Sells the rights to service the loan; or

                  - Bought the loan from the financial institution that originated the loan.

         - An individual is not the Bank's consumer solely because the Bank processes information about the individual on behalf of a financial institution that extended the loan to the individual.

On the other hand, several examples of a customer follow:

         - A customer has a continuing relationship with the Bank if the customer:

                  - Has a deposit, loan, credit, trust or investment account with the Bank;

                  -        Purchases an insurance product from the Bank;

                  -        Holds an investment product through the Bank;

                  - Enters into an agreement or understanding with the Bank whereby the Bank undertakes to arrange or broker a home mortgage loan for the customer;

                  - Has a loan that the Bank services where the Bank owns the servicing rights;

                  - Enters into a lease of personal property with the Bank; or

                  - Obtains financial, investment, or economic advisory services from the Bank for a fee.

         - A person does not, however, have a continuing relationship with the Bank and therefore is not a customer, if:

                  - The person only obtains a financial product or service in an isolated transaction, such as withdrawing cash from the Bank's ATM or purchasing a cashier's check or money order;

                  - The Bank sells the person's loan and does not retain the rights to service the loan; or

                  - The Bank sells the person airline tickets, travel insurance or traveler's checks in an isolated transaction.

In general, the Bank cannot disclose to a nonaffiliated third party any nonpublic personal information of its customers and consumers unless the Bank provides its customer or consumer with a notice that includes:

         -        the policies and practices of the Bank with regard to:

                  - disclosing nonpublic personal information to nonaffiliated third parties;

                  - the categories of persons to whom the information is or may be disclosed; and

                  -        the policy for disclosure to former customers;

         - categories of nonpublic personal information that are collected by the Bank;

         - the policies that the Bank maintains to protect the confidentiality and security of nonpublic personal information;

         -        the disclosure, if required, under the Fair Credit Reporting
                  Act; and

         - in addition, the Bank must provide an opt out notice to each of its consumers and customers that explains accurately the right to opt out of any disclosure by the Bank of the customer's or consumer's nonpublic personal information and the means by which the customer or consumer may exercise the opt out right.

The GLB Act sets forth a new requirement that this notice to a consumer or customer must be in clear and conspicuous or "plain English" language and presentation. The proposed regulations give several examples of the rules to follow in drafting these notices:

         -        The Bank makes its notice reasonably understandable if, the
                  Bank:

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

         - The Bank designs its notice to call attention to the nature and significance of the information contained in the notice if, to the extent applicable, the Bank:

                  - Uses a plain-language heading to call attention to the notice;

                  -        Uses a typeface and type size that are easy to read;
                           and

                  -        Provides wide margins and ample line spacing.

         - If the Bank provides a notice on the same form as another notice or other documents, the Bank designs its notice to call attention to the nature and significance of the information contained in the notice if the Bank uses:

                  -        Larger type size(s), boldface or italics in the text;

                  -        Wider margins and line spacing in the notice; or

                  - Shading or sidebars to highlight the notice, whenever possible.

The GLB Act creates certain exceptions to the prohibition on disclosure of nonpublic personal information of customers and consumers. Some of these exceptions are:

         -        with the consent of the customer or consumer;

         - to effect, administer or enforce a transaction requested or authorized by the customer or consumer;

         - the servicing or processing of a financial product or service requested or authorized by the customer or consumer;

         - the maintaining or servicing of the customer's or consumer's account with the Bank or with another entity as part of a private label credit card program;

         - disclosure to persons holding a legal or beneficial interest relating to the customer or consumer or to persons acting in a fiduciary or representative capacity on behalf of the customer or consumer;

         - providing information to insurance rate advisory organizations, guaranty funds or agencies, rating agencies, persons assessing the Bank's compliance with industry standards and the Bank's attorneys, accountants and auditors; and

         - disclosure permitted under other laws, such as the Right to Financial Privacy Act, to law enforcement agencies or under local and state laws.

The Bank cannot disclose an account number or similar form of access code for a credit card account, deposit account or transaction account of a customer or consumer to any non-affiliated third party for use in telemarketing, direct mail marketing or other marketing through electronic mail to the customer or consumer.

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

Our remaining banking centers, all of which we own, are described as follows:

                                         Approximate
        Location                         Square Footage                    Use
      Orangeville, PA                        2,259                Banking Services
      Benton, PA                             4,672                Banking Services
      South Centre, PA                       3,868                Banking Services
      Scott Township, PA                    16,500                Banking Services, Corporate,
                                                                  Credit and Operations
      Millville, PA                          2,520                Banking Services

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


PART II.

Item 5. Market for the Registrant's Common Equity and Related Stockholder
        Matters

We had 754 stockholders of record including individual participants in security position listings and 1,343,708 shares of common stock, par value of $1.25 per share, the only authorized class of common stock, outstanding as of February 28, 2001. Our common stock trades under the symbol "CCFN." As of February 28, 2001, six firms were identified on the interdealer electronic bulletin board system as market makers in our common stock. The following information is reported by one of our market makers: Tucker Anthony of Lancaster, Pennsylvania. These quotations represent prices between buyers and sellers and do not include retail makeup, markdown or commission. They may not necessarily represent actual transactions. The high and low closing sale prices and dividends per share of our common stock for the four quarters of 2000 and 1999 are summarized in the following table.

                                                                                                          Dividends
2000:                                                                       High              Low          Declared
First quarter                                                               17.00            16.38           .140
Second quarter                                                              16.63            16.38           .140
Third quarter                                                               17.50            16.00           .140
Fourth quarter                                                              19.50            16.00           .140

                                                                                                         Dividends
1999:                                                                        High             Low         Declared
First quarter                                                               25.00            19.13           .116
Second quarter                                                              20.50            18.00           .130
Third quarter                                                               20.63            20.00           .130
Fourth quarter                                                              20.12            18.75           .130


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

Directors

At February 28, 2001, we had nine directors.

Our directors are divided into three classes: three directors are in Class 1; three directors are in Class 2; and three directors are in Class 3. Each director holds office for a three-year term. The terms of the classes are staggered, so that the term of office of one class expires each year.

The following information includes the age of each of our current directors and those persons who have been nominated to become a director upon their election at our 2001 annual meeting of stockholders. All of our current directors are also nominees for director.

             Name                                Age             Principal Occupation          Director Since

         Don E. Bangs                            69       Secretary of the Corporation and          1985
                                                          the bank.  Former owner of Bangs
                                                          Insurance Agency and former agent
                                                          for The Thrush Insurance Agency.

         Robert M. Brewington, Jr.               50       Owner of Sutliff Motors (sales
                                                          and service of cars and trucks;           1996
                                                          school bus contractor).

         Edward L. Campbell                      62       President of ELC Enterprises,
                                                          Inc., doing business as The               1985
                                                          Heritage House Family Restaurant,
                                                          and the sole proprietor of
                                                          Heritage Acres Christmas tree
                                                          sales.

         Edward R. Harding, Jr.                  54       Partner of Harding & Associates           1984
                                                          (law firm) and President of
                                                          Inter-County Land Abstract Co.,
                                                          Inc. (title insurance).

         William F. Hess                         67       Chairman and former Vice Chairman         1983
                                                          of the Corporation and the bank.
                                                          Dairy farmer.

         Rodney B. Keller                        50       Community Development Director
                                                          for PPL Corp.                             2000

         Willard H. Kile, Jr., D.M.D.            46       Partner of Kile & Robinson LLC            2000
                                                          (dentists); Partner of Kile &
                                                          Kile Real Estate.

         Charles E. Long                         65       Retired.  Former President of             1993
                                                          Long Supply Co., Inc. (a
                                                          wholesaler and retailer of
                                                          hardware and masonry products).

         Paul E. Reichart                        63       President, Chief Executive                1983
                                                          Officer and Vice Chairman of the
                                                          Corporation and the bank.

Principal Officers

Our principal officers are appointed by the Board of Directors and serve at the will of the Board of Directors, subject to certain change in control agreements discussed later in this report. The following information is presented for our principal officers:

                                                 Held Since      Employee
   Name & Position                                                  Since        Age
William F. Hess
Chairman                                           1998             *            67
Paul E. Reichart
President and CEO                                  1985           1960           63
Don E. Bangs
Secretary                                          1993             *            69
Virginia D. Kocher
Treasurer                                          1991           1972           53

------------
* Not an employee of the Company and the Bank.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Executive officers and directors and "beneficial owners" of more than ten percent of our common stock must file initial reports of ownership and reports of changes in ownership with the SEC pursuant to Section 16(a).

We have reviewed the reports and written representations from the executive officers and directors. Based on this review, we believe that all filing requirements were met during 2000.

Item 11. Executive Compensation

This section of the report contains charts that show the amount of compensation earned by our executive officers whose salary and bonus exceeded $100,000 for 2000. It also contains the performance graph comparing our performance relative to a peer group and the report of our human resource committee explaining the compensation philosophy for our most highly paid officers.

                          SUMMARY COMPENSATION TABLE(1)

                               Annual                      Compensation

Name and Principal             Fiscal                                      Other Annual             All Other
Position                       Year     Salary($)      Bonus($)          Compensation(2)($)     Compensation(3)($)
Paul E. Reichart               2000      94,439        31,598(4)              9,600                  4,284
President and Chief            1999      90,895        23,653(5)              8,400                  4,131
Executive Officer              1998      88,247        19,920(6)              8,800                  3,542

-------------------

(1) From January 1, 1998 through December 31, 2000, the Corporation did not pay any long-term compensation in the form of stock options, stock appreciation rights, restricted stock or any other long-term compensation, nor did it make any long-term incentive plan payments. Accordingly, no such information is presented in the summary compensation table set forth above. No such arrangements are currently in effect.

(2) Represents the payment of directors' fees by the bank for the years presented. Mr. Reichart did not receive perquisites and other personal benefits, securities and property that totaled in the aggregate for the years presented either $50,000 or 10% of the total of the amounts reported under the salary and bonus columns. Therefore, the amounts for such perquisites and other personal benefits, securities and property are not reported.

(3) These figures represent annual term insurance premium payments on the life of Mr. Reichart.

(4) Includes 15,000 as a life insurance premium payment for a deferred compensation plan; $4,212 as a cash bonus representing 4% of base salary; $5,430 as a contribution to the bank's profit sharing plan; $1,300 representing 50% up to 3% matching contribution to Mr. Reichart's 401K plan; $718 representing car expense; and $4,938 representing cafeteria plan benefits.

(5) Includes 9,977 as a life insurance premium payment for a deferred compensation plan; $1,851 as a cash bonus representing 2% of base salary; $4,941 as a contribution to the bank's profit sharing plan; $1,350 representing 50% up to 3% matching contribution to Mr. Reichart's 401K plan; $865 representing car expense; and $4,669 representing cafeteria plan benefits.

(6) Includes $5,364 as a life insurance premium payment for a deferred compensation plan; $3,459 as a cash bonus representing 4% of base salary; $4,455 as a contribution to the bank's profit sharing plan; $1,300 representing 50% up to 3% matching contribution to Mr. Reichart's 401K plan; $854 representing car expense; and $4,488 representing cafeteria plan benefits

                             EXECUTIVE COMPENSATION

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

         -        Alignment with the long-term interests of our stockholders;

         - Accountability for results by linking executives to the Company and individual performance; and

         -        Attraction, motivation and retention of critical talent.

The Human Resource Committee annually conducts a full review of our executives and their performance in determining compensation levels. For 2000, the Human Resource Committee considered various qualitative and quantitative indicators of the Company and individual performance in determining the level of compensation for President and Chief Executive Officer and other executive officers. The review included an evaluation of the Company's performance both on a short- and long-term basis. This review included an analysis of quantitative measures, such as Return on Equity. The Human Resource Committee considered also qualitative measures such as leadership, experience, strategic direction, community representation and social responsibility. The Human Resource Committee has been sensitive to management's maintaining a balance between actions that foster long-term value creation and short-term performance. In addition, the Human Resource Committee evaluates total executive compensation in light of the operational and financial performance and compensation practices of the commercial banking industry in the Pennsylvania region.

Base salaries are reviewed each year and generally adjusted relative to individual performance and competitive salaries with the commercial banking industry in the Pennsylvania region.

A base salary increase of 4.19% was made to all executives in 2000. Actual salaries will continue to be set according to the scope of the responsibilities of each executive officer's position.

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

Each officer is deferring compensation in order to participate in his deferred compensation plan. If the officer continues to serve as an officer of the Bank until he attains 65 years of age, the Bank has agreed to pay him 120 guaranteed consecutive monthly payments commencing on the first day of the month following the officer's 65th birthday. Each officer's guaranteed monthly payment is based upon the future value of life insurance purchased with the compensation the officer has deferred. If the officer attains 65 years of age but dies before receiving all of the guaranteed monthly payments, then the Bank will make the remaining payments to the officer's designated beneficiary or to the representative of his estate. In the event that the officer dies while serving as an officer, but prior to age 65 years of age, then the Bank will remit the guaranteed monthly payments to the officer's designated beneficiary or to the representative of his estate. The Bank has obtained life insurance (designating the bank as the beneficiary) on the life of each participating officer in an amount which is intended to cover the Bank's obligations under the deferred compensation plan, based upon certain actuarial assumptions. In 2000, the Bank accrued $25,800 as an expense for the deferred compensation plan.

FIVE YEAR PERFORMANCE GRAPH

The following graph and table compare the cumulative total stockholder return on our common stock during the six-year period ending on December 31, 2000, with
(i) the cumulative total return on the SNL Securities Corporation Performance Index (1) for 35 publicly-traded banks with under $250 million in total assets in the Middle Atlantic area (2), and (ii) the cumulative total return for all United States stocks traded on the NASDAQ Stock market. The comparison assumes the value of the investment in our common stock and each index was $100 on December 31, 1995, and assumes further the reinvestment of dividends into the applicable securities. The stockholder return shown on the graph and table below is not necessarily indicative of future performance.

                                  [LINE GRAPH]

                                                                         Period Ending
                                          --------------------------------------------------------------------------------
Index                                          12/31/95    12/31/96    12/31/97    12/31/98     12/31/99    12/31/00
--------------------------------------------------------------------------------------------------------------------------
CCFNB Bancorp, Incorporated                      100.00      105.47      146.88      160.94       125.00      103.13
NASDAQ - Total US*                               100.00      123.04      150.69      212.51       394.92      237.62
SNL <$250M Bank Index                            100.00      126.34      206.17      195.98       172.09      170.38

------------------

*Source: CRSP, Center for Research in Security Prices, Graduate School of Business, The University of Chicago 2001. Used with permission. All rights reserved. crsp.com.

       SNL Securities LC                                          (804) 977-1600
(C)2001
------------------

Notes:

A. The lines represent monthly index levels derived from compounded daily returns that include all dividends.

B. The indexes are reweighted daily, using the market capitalization on the previous trading day.

C. If the monthly interval, based on the fiscal year-end, is not a trading day, the preceding day is used.

D.       The index level for all series was set to $100 on 12/31/95.


------------------

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

Stock Owned By Directors, Nominees for Director And Executive Directors

This table indicates the number of shares of common stock owned by the directors, nominees for director and executive officers as of February 28, 2001. The aggregate number of shares owned by all directors and executive officers is 4.41%. Unless otherwise noted, each individual has sole voting and investment power for the shares indicated below.

           Name of Individual                     Amount and Nature of
          of Identity of Group                   Beneficial Ownership(1)                   Percent of Class

Don E. Bangs                                            8,344.626                                ----

Robert M. Brewington, Jr.                               7,226.163                                ----

Edward L. Campbell                                      6,055.904                                ----

Elwood R. Harding, Jr.                                 15,457.901                               1.15%

William F. Hess                                         4,292.981                                ----

Rodney B. Keller                                          577.747                                ----

Willard H. Kile, Jr.                                    2,505.484                                ----

Virginia D. Kocher                                        391.000                                ----

Charles E. Long                                         6,425.882                                ----

Paul E. Reichart                                        8,020.000                                ----

All Officers and Directors as a group
   (9 directors, 3 nominees, 4 officers,
   10 persons in total)                                59,297.688                               4.41%

------------------

(1) Includes shares held (a) directly, (b) jointly with a spouse, (c) individually by spouse, (d) by the transfer agent in the Corporation's dividend reinvestment account, and (e) in various trusts.

Voting Stock Owned by "Beneficial Owner"

We know of no persons or entities who own beneficially more than five percent of our common stock as of February 28, 2001.

Item     13. Certain Relationships and Related Transactions

We encourage our directors and executive officers to have banking and financial transactions with the Bank. All of these transactions are made on comparable terms and with similar interest rates as those prevailing for other customers.

The total consolidated loans made by the Bank at December 31, 2000, to its directors and officers as a group, members of their immediate families and companies in which they have a 10% or more ownership interest was $6,605,617 or 26.4% of our total consolidated capital accounts. The largest amount for all of these loans in 2000 was $8,205,415 million or 32.8% of our total consolidated capital accounts. These loans did not involve more than the normal risk of collectibility nor did they present other unfavorable features.

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

(b)      Reports on Form 8-K

We filed no current reports on Form 8-K during the quarter ended December 31, 2000.

(c)      Exhibits required by Item 601 of Regulation S-K:

       Exhibit Number Referred to
       Item 601 of Regulation SK                                 Description of Exhibit
                             2                                        None.
                             3                                        None.
                             4                                        None.
                             9                                        None.
                            10                                        None.
                            11                                        None.
                            12                                        None.
                            13                               Portions of the Annual Report to Stockholders for
                                                             Fiscal Year Ended December 31, 2000.
                            16                                        None.
                            18                                        None.
                            21                               List of Subsidiaries of the Company.
                            22                                        None.
                            23                                        None.
                            24                                        None.
                            99                               SEC Guide 3 Financial Information.


By order of the Board of Directors

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CCFNB BANCORP, INC.
         (Bancorp)


By:      /s/ Paul E. Reichart                             Date:    March 8, 2001
         --------------------
         Paul E. Reichart
         President, Chief Executive Officer and
         Vice Chairman of the Board

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



By:      /s/ Don E. Bangs                                 Date:    March 8, 2001
        ---------------------
         Don E. Bangs
         Director and Secretary



By:      /s/ Robert M. Brewington, Jr.                    Date:    March 8, 2001
         ---------------------
         Robert M. Brewington, Jr.
         Director



By:      /s/ Edward L. Campbell                           Date:    March 8, 2001
         ---------------------
         Edward L. Campbell
         Director



By:      /s/ Elwood R. Harding, Jr.                       Date:    March 8, 2001
         ---------------------
         Elwood R. Harding, Jr.
         Director



By:      /s/ William F. Hess                              Date:    March 8, 2001
         ---------------------
         William F. Hess
         Director  and Chairman of the Board



By:      /s/ Rodney B. Keller                             Date:    March 8, 2001
         ---------------------
         Rodney B. Keller
         Director



By:      /s/ Willard H. Kile, Jr., DMD                    Date:    March 8, 2001
         ---------------------
         Willard H. Kile, Jr., DMD
         Director



By:      /s/ Charles E. Long                              Date:    March 8, 2001
         ---------------------
         Charles E. Long
         Director

By:      /s/ Paul E. Reichart                             Date:    March 8, 2001
         ---------------------
         Paul E. Reichart
         Director , President, Chief Executive Officer
         and Vice Chairman of the Board
         (Chief Executive Officer)



By:      /s/ Virginia D. Kocher                           Date:    March 8, 2001
         ---------------------
         Virginia D. Kocher
         Treasurer
         (Principal Financial and Accounting Officer)

                                INDEX TO EXHIBITS


    Item Number      Description                                                   Page

        13           Portions of the Annual Report to Stockholders for the
                     Fiscal Year Ended December 31, 2000............................29
        21           List of Subsidiaries of the Company............................66
        99           SEC Guide 3 Financial Information..............................67