Form 10-Q
period 2001-03-31
CCFNB BANCORP INC
filed 2001-05-09
CIK 731122

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2001


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

         Yes X  No ___


                  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 1,345,588 shares of $1.25 (par) common stock were outstanding as of April 24, 2001.

                       CCFNB BANCORP, INC. AND SUBSIDIARY

                                 MARCH 31, 2001

                                   INDEX 10-Q


EXHIBIT 27 - FINANCIAL DATA SCHEDULE                                   NO PAGE #

PART I  - FINANCIAL INFORMATION:


        - Consolidated Balance Sheets                                          1


        - Consolidated Statements of Income                                    2


        - Consolidated Statements of Cash Flows                                3


        - Notes to Consolidated Financial Statements                      4 - 11


        - Report of Independent Certified Public Accountants                  12


        - Management's Discussion and Analysis of Consolidated
          Financial Condition and Results of Operations                  13 - 19


PART II - OTHER INFORMATION                                                   20


SIGNATURES                                                                    21

CCFNB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)
UNAUDITED

                                                                    MARCH     DECEMBER
                                                                  31, 2001    31, 2000
                                                                  --------    --------
ASSETS
Cash and due from banks.......................................    $  4,597    $  6,722
Interest-bearing deposits with other banks....................       8,425       5,441
Federal funds sold............................................       1,500         500
Investment securities:
  Securities Available-for-Sale...............................      45,486      46,185
Loans, net of unearned income.................................     137,392     137,360
Allowance for loan losses.....................................       1,008       1,008
                                                                  --------    --------
  Net loans...................................................    $136,384    $136,352
Premises and equipment........................................       4,843       4,922
Accrued interest receivable...................................       1,008       1,038
Other assets..................................................       2,183       1,894
                                                                  --------    --------
     TOTAL ASSETS.............................................    $204,426    $203,054
                                                                  ========    ========


LIABILITIES AND STOCKHOLDERS' EQUITY


LIABILITIES
Deposits:
  Non-interest bearing........................................    $ 12,943    $ 14,593
  Interest bearing............................................     132,828     128,576
                                                                  --------    --------
     Total Deposits...........................................    $145,771    $143,169
Short-term borrowings.........................................      18,274      20,109
Long-term borrowings..........................................      13,365      13,367
Accrued interest and other expenses...........................       1,303       1,326
Other liabilities.............................................          95          33
                                                                  --------    --------
     TOTAL LIABILITIES........................................    $178,808    $178,004
                                                                  --------    --------


STOCKHOLDERS' EQUITY
Common stock, par value $1.25 per share; authorized 5,000,000 shares; issued 1,345,588 shares in 2001 and
  1,346,328 shares in 2000....................................    $  1,682    $  1,683
Surplus.......................................................       5,134       5,146
Retained earnings.............................................      18,553      18,310
Accumulated other comprehensive income (loss).................         249         (89)
                                                                  --------    --------
     TOTAL STOCKHOLDERS' EQUITY...............................    $ 25,618    $ 25,050
                                                                  --------    --------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...............    $204,426    $203,054
                                                                  ========    ========



See accompanying notes to Consolidated Financial Statements.

CCFNB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS EXCEPT PER SHARE DATA)
UNAUDITED

                                                                     FOR THE THREE
                                                                     MONTHS ENDING
                                                                       MARCH 31,
                                                                       ---------
                                                                 2001            2000
                                                              ----------      ----------
INTEREST INCOME
Interest and fees on loans:
  Taxable ..............................................      $    2,650      $    2,559
  Tax-exempt ...........................................              39              31
Interest and dividends on investment securities:
  Taxable interest .....................................             439             502
  Tax-exempt interest ..................................             194             182
  Dividends ............................................               2               2
Interest on federal funds sold .........................              19               0
Interest on deposits in other banks ....................             111               3
Other interest income ..................................              19              19
                                                              ----------      ----------
     TOTAL INTEREST INCOME .............................      $    3,473      $    3,298
                                                              ----------      ----------

INTEREST EXPENSE
Interest on deposits ...................................      $    1,419      $    1,246
Interest on short-term borrowings ......................             254             311
Interest on long-term borrowings .......................             200              84
                                                              ----------      ----------
     TOTAL INTEREST EXPENSE ............................      $    1,873      $    1,641
                                                              ----------      ----------

Net interest income ....................................      $    1,600      $    1,657
Provision for loan losses ..............................               8              20
                                                              ----------      ----------
     NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES      $    1,592      $    1,637
                                                              ----------      ----------

NON-INTEREST INCOME
Service charges and fees ...............................      $      144      $      148
Trust department income ................................              49              33
Other income ...........................................              43              44
                                                              ----------      ----------
     TOTAL NON-INTEREST INCOME .........................      $      236      $      225
                                                              ----------      ----------

NON-INTEREST EXPENSES
Salaries and wages .....................................      $      517      $      498
Pensions and other employee benefits ...................             170             167
Occupancy expense, net .................................              96              87
Furniture and equipment expense ........................             132             156
Other operating expenses ...............................             363             339
                                                              ----------      ----------
     TOTAL NON-INTEREST EXPENSES .......................      $    1,278      $    1,247
                                                              ----------      ----------

Income before income taxes .............................      $      550      $      615
Income tax expense .....................................             119             150
                                                              ----------      ----------
     NET INCOME ........................................      $      431      $      465
                                                              ==========      ==========

PER SHARE DATA
Net income .............................................      $      .32      $      .34
Cash dividends .........................................      $      .14      $      .14
Weighted average shares outstanding ....................       1,345,006       1,367,268


See accompanying notes to Consolidated Financial Statements.

CCFNB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
UNAUDITED

                                                                          FOR THE THREE
                                                                          MONTHS ENDING
                                                                            MARCH 31,
                                                                            ---------
                                                                      2001           2000
                                                                    --------       --------
OPERATING ACTIVITIES
Net income ...................................................      $    431       $    465
Adjustments to reconcile net income to net cash provided by
  operating activities:
    Provision for loan losses ................................             8             20
    Provision for depreciation and amortization ..............           110            135
    Premium amortization on investment securities ............            10              9
    Discount accretion on investment securities ..............            (4)            (4)
    Deferred income taxes (benefit) ..........................            (8)             0
    (Increase) in accrued interest receivable and other assets          (354)          (183)
    (Decrease) in accrued interest, other expenses and other
      liabilities ............................................           (34)           (27)
                                                                    --------       --------
      NET CASH PROVIDED BY OPERATING ACTIVITIES ..............      $    159       $    415
                                                                    --------       --------

INVESTING ACTIVITIES
Proceeds from sales, maturities and redemptions of investment
  securities Available-for-Sale ..............................      $  6,386       $    881
Proceeds from maturities and redemptions of Held-to-Maturity
  investment securities ......................................             0            200
Purchase of investment securities Available-for-Sale .........        (5,178)             0
Net (increase) in loans ......................................           (40)         1,404
Purchases of premises and equipment ..........................           (32)           (43)
                                                                    --------       --------
     NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES .....      $  1,136       $  2,442
                                                                    --------       --------

FINANCING ACTIVITIES
Net increase (decrease) in deposits ..........................      $  2,602       $    469
Net increase (decrease) in short-term borrowings .............        (1,835)        (9,829)
Net increase in long-term borrowings .........................            (2)         4,999
Proceeds from issuance of common stock .......................            45             45
Acquisition of treasury stock ................................           (58)           (61)
Cash dividends paid ..........................................          (188)          (192)
                                                                    --------       --------
     NET CASH PROVIDED BY FINANCING ACTIVITIES ...............      $    564       $ (4,569)
                                                                    --------       --------
     INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ........      $  1,859       $ (1,712)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .............        12,663          6,072
                                                                    --------       --------
     CASH AND CASH EQUIVALENTS AT END OF PERIOD ..............      $ 14,522       $  4,360
                                                                    ========       ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
  Interest ...................................................      $  1,873       $  1,670
  Income taxes ...............................................      $     29       $     30



See accompanying notes to Consolidated Financial Statements.

CCFNB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2001



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The accounting and reporting policies of CCFNB Bancorp, Inc. and Subsidiary (the "Corporation") are in accordance with accounting principles generally accepted in the United States of America and conform to common practices within the banking industry. The more significant policies follow:

         PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of CCFNB Bancorp, Inc. and its wholly owned subsidiary, Columbia County Farmers National Bank (the "Bank") and all other equity interests. All significant inter-company balances and transactions have been eliminated in consolidation.

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

         Procuring deposits and making loans are the major lines of business. The deposits are mainly deposits of individuals and small businesses and the loans are mainly real estate loans covering primary residences and small business enterprises. The trust services, under the name of CCFNB and Co., include administration of various estates, pension plans, self-directed IRA's and other services. A third-party brokerage arrangement is also resident in the main branch, namely Bloomsburg. This investment center offers a full line of stocks, bonds and other non-insured financial services.

         On December 19, 2000 the Corporation became a Financial Holding Company by having filed an election to do so with the Federal Reserve Board. The Bancorp acquired a 50% interest in a local insurance agency during January 2001.

         USE OF ESTIMATES

         The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of these consolidated financial statements and the reported amounts of income and expenses during the reporting periods. Actual results could differ from those estimates.

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

         Equity securities that do not have readily determinable fair values such as Federal Reserve Bank Stock, Federal Home Loan Bank Stock and Atlantic Central Banker's Bank Stock are carried at cost and are included in other assets.

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

         OTHER REAL ESTATE OWNED

         Other real estate owned is comprised of property acquired through a foreclosure proceeding or acceptance of a deed-in-lieu of foreclosure and loans classified as in-substance foreclosure. In accordance with Statement of Financial Accounting Standards (SFAS) No. 114, a loan is classified as in-substance foreclosure when the Corporation has taken possession of the collateral regardless of whether formal foreclosure proceedings take place. Other real estate owned is recorded at fair value at the date of foreclosure, establishing a new cost basis and is included in other assets. After foreclosure, valuations are periodically performed by management, and the real estate is carried at the lower of (1) cost or (2) fair value minus estimated costs to sell. Income and expenses from operations of other real estate owned and changes in the valuation allowance are included in loss on other real estate owned.

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

         TRUST ASSETS AND INCOME

         Property held by the Corporation in a fiduciary or agency capacity for its customers is not included in the accompanying consolidated financial statements because such items are not assets of the Corporation. Trust Department income is generally recognized on a cash basis and is not materially different than if it was reported on an accrual basis.

         SEGMENT REPORTING

         The Corporation's banking subsidiary acts as an independent community financial services provider, and offers traditional banking and related financial services to individual, business and government customers. Through its branch, internet banking, telephone and automated teller machine network, the Bank offers a full array of commercial and retail financial services, including the taking of time, savings and demand deposits; the making of commercial, consumer and mortgage loans; and the providing of other financial services. The Bank also performs personal, corporate, pension and fiduciary services through its Trust Department as well as offering diverse investment products through its investment center.

         Management does not separately allocate expenses, including the cost of funding loan demand, between the commercial, retail, trust and investment center operations of the Corporation. As such, discrete financial information is not available and segment reporting would not be meaningful.

         RECENT ACCOUNTING PRONOUNCEMENTS

         Statement of Financial Accounting Standards (SFAS) No. 133 (as amended by SFAS No. 138), "Accounting for Derivative Instruments and Hedging Activities", becomes effective for financial reporting periods beginning after June 15, 2000. SFAS No. 133 requires the recognition of the fair value of all derivative instruments on the consolidated balance sheets. Since the Corporation does not enter into transactions involving derivatives described in the standard and does not engage in hedging activities, the standard is not expected to have a significant impact on the Corporation's consolidated financial condition or results of operations.

         Statement of Financial Accounting Standards (SFAS) No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities", is generally effective for transactions occurring after March 31, 2001. For recognition and reclassification of collateral and for disclosure related to securitization transactions and collateral, the effective date is for fiscal years ending after December 15, 2000. SFAS No. 140 replaces SFAS No. 125 and provides revisions to the standards for accounting and requirements for certain disclosures relating to securitizations and other transfers of financial assets. The standard is not expected to have a significant impact on the Corporation's consolidated financial condition or results of operations.

         RECLASSIFICATION

         Certain amounts in the consolidated financial statements of the prior years have been reclassified to conform with presentation used in the 2000 consolidated financial statements. Such reclassifications had no effect on the Corporation's consolidated financial condition or net income.

NOTE 2 - ALLOWANCE FOR LOAN LOSSES

         Changes in the allowance for loan losses for the periods ended March 31, 2001, and March 31, 2000 were as follows:

                                                         (Amounts in Thousands)
                                                         ----------------------
                                                          2001            2000
                                                        -------         -------
         Balance, beginning of year ............        $ 1,008         $   985
         Provision charged to operations .......              8              20
         Loans charged-off .....................            (15)            (15)
         Recoveries ............................              7              16
                                                        -------         -------
         Balance, March 31 .....................        $ 1,008         $ 1,006
                                                        =======         =======

         At March 31, 2000 the recorded investment in loans that are considered to be impaired as defined by SFAS No. 114 was $24,721. No additional charge to operations was required to provide for the impaired loans since the total allowance for loan losses is estimated by management to be adequate to provide for the loan loss allowance required by SFAS No. 114 along with any other potential losses.

         At March 31, 2001, there were no significant commitments to lend additional funds with respect to non-accrual and restructured loans.

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

NOTE 5 - STOCKHOLDERS' EQUITY

         Changes in stockholders' equity for the period ended March 31, 2001 were as follows:

                                                            (AMOUNTS IN THOUSANDS, EXCEPT COMMON SHARE DATA)
                                                            ------------------------------------------------
                                                                                                  ACCUMULATED
                                                                                                     OTHER
                                                                     COMPREHENSIVE               COMPREHENSIVE
                                       COMMON    COMMON                  INCOME      RETAINED        INCOME      TREASURY
                                       SHARES     STOCK    SURPLUS       (LOSS)      EARNINGS        (LOSS)       STOCK      TOTAL
                                       ------     -----    -------       ------      --------        ------       -----      -----
Balance at January 1, 2001.........  1,346,328   $ 1,683   $ 5,146      $     0      $18,310        $   (89)      $    0    $25,050
Comprehensive Income:
 Net income........................          0         0         0          431          431              0            0        431
 Change in unrealized gain (loss)
  on investment securities
  available-for-sale net of
  reclassification adjustment
  and tax effects..................          0         0         0          338            0            338            0        338
                                                                        -------
         TOTAL COMPREHENSIVE INCOME                                     $   769
                                                                        =======
Issuance of 2,719 shares of common
  stock under dividend reinvestment
  and stock purchase plans.........      2,719         3        42                         0              0            0         45
Purchase of 3,459 shares of
  treasury stock...................          0         0         0                         0              0          (58)       (58)
Retirement of 3,459 shares of
  treasury stock...................     (3,459)       (4)      (54)                        0              0           58          0
Cash dividends $.14 per share......          0         0         0                      (188)             0            0       (188)
                                     ---------   -------   -------                   -------        -------       ------    -------
Balance at March 31, 2001..........  1,345,588   $ 1,682   $ 5,134                   $18,553        $   249       $    0    $25,618
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

         The Corporation may require collateral or other security to support financial instruments with off-balance sheet credit risk. The contract or notional amounts at March 31, 2001 and December 31, 2000 were as follows:

                                                                          (Amounts in Thousands)
                                                                          ----------------------
                                                                          MARCH           DECEMBER
                                                                        31, 2001          31, 2000
                                                                        --------          --------
         FINANCIAL INSTRUMENTS WHOSE CONTRACT AMOUNTS REPRESENT
          CREDIT RISK:
           Commitments to extend credit........................         $ 10,260          $  9,685
           Financial standby letters of credit.................            1,959             1,990
           Performance standby letters of credit...............               14                18
           Dealer floor plans..................................            1,765             1,098


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

         The Corporation granted commercial, consumer and residential loans to customers within Pennsylvania. Of the total loan portfolio at March 31, 2001, 79.3% was for real estate loans, principally residential. It was the opinion of management that the high concentration did not pose an adverse credit risk. Further, it was management's opinion that the remainder of the loan portfolio was balanced and diversified to the extent necessary to avoid any significant concentration of credit.

NOTE 7 - MANAGEMENT'S ASSERTIONS AND COMMENTS REQUIRED TO BE PROVIDED WITH FORM 10Q FILING

         In management's opinion, the consolidated interim financial statements reflect fair presentation of the consolidated financial position of CCFNB Bancorp, Inc. and Subsidiary, and the results of their operations and their cash flows for the interim periods presented. Further, the consolidated interim financial statements are unaudited however they reflect all adjustments, which are in the opinion of management, necessary to present fairly the consolidated financial condition and consolidated results of operations and cash flows for the interim periods presented and that all such adjustments to the consolidated financial statements are of a normal recurring nature. The independent accountants, J.H. Williams & Co., LLP, reviewed these consolidated financial statements as stated in their accompanying review report.

         The results of operations for the three-month period ended March 31, 2001, are not necessarily indicative of the results to be expected for the full year.

         These consolidated interim financial statements have been prepared in accordance with requirements of Form 10Q and therefore do not include all disclosures normally required by accounting principles generally accepted in the United States of America applicable to financial institutions as included with consolidated financial statements included in the Corporation's annual Form 10K filing. The reader of these consolidated interim financial statements may wish to refer to the Corporation's annual report or Form 10K for the period ended December 31, 2000, filed with the Securities and Exchange Commission.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors and Stockholders of CCFNB Bancorp, Inc.:


We have reviewed the accompanying consolidated balance sheet of CCFNB Bancorp, Inc. and Subsidiary as of March 31, 2001, and the related consolidated statements of income and cash flows for the three-month periods ended March 31, 2001 and 2000. These consolidated financial statements are the responsibility of the management of CCFNB Bancorp, Inc. and Subsidiary.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of CCFNB Bancorp, Inc. and Subsidiary as of December 31, 2000, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 19, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2000, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


/s/ J.H. Williams & Co., LLP
----------------------------
    J.H. Williams & Co., LLP
    Kingston, Pennsylvania
    April 24, 2001

                       CCFNB BANCORP, INC. AND SUBSIDIARY
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Consolidated Summary of Operations
(Dollars in Thousands, except for per share data)

                                         AT AND FOR THE THREE MONTHS
                                         ---------------------------
                                               ENDED MARCH 31,         ---------AT AND FOR THE YEARS ENDED DECEMBER 31,----------
                                               ---------------         ----------------------------------------------------------
                                              2001         2000         2000         1999         1998         1997         1996
                                              ----         ----         ----         ----         ----         ----         ----
Income and Expense:
  Interest income ......................   $    3,473   $    3,298   $   13,552   $   12,669   $   12,444   $   12,498   $   11,844
  Interest expense .....................        1,873        1,641        6,859        6,099        6,072        5,976        5,588
                                           ----------   ----------   ----------   ----------   ----------   ----------   ----------
  Net interest income ..................        1,600        1,657   $    6,693   $    6,570   $    6,372        6,522        6,256
  Loan loss provision ..................            8           20           54           78           78           60           80
                                           ----------   ----------   ----------   ----------   ----------   ----------   ----------
  Net interest income after loan loss
    provision ..........................        1,592        1,637        6,639        6,492        6,294        6,462        6,176
  Non-interest income ..................          236          225        1,053        1,050          981          804          762
  Non-interest expense .................        1,278        1,247        4,967        4,818        4,739        4,492        4,450
                                           ----------   ----------   ----------   ----------   ----------   ----------   ----------
  Income before income taxes ...........          550          615        2,725        2,724        2,536        2,774        2,488
  Income taxes .........................          119          150          671          685          634          749          664
                                           ----------   ----------   ----------   ----------   ----------   ----------   ----------
  Net income ...........................          431          465        2,054        2,039        1,902        2,025        1,824
                                           ==========   ==========   ==========   ==========   ==========   ==========   ==========
Per Share: (1)
  Net income ...........................   $      .32   $      .34   $     1.51   $     1.48   $     1.38   $     1.47   $     1.33
  Cash dividends paid ..................          .14          .14          .56          .51          .46          .46          .45
  Average shares outstanding ...........    1,345,006    1,367,268    1,355,624    1,375,572    1,378,339    1,381,800    1,375,875

Average Balance Sheet:
  Loans ................................   $  137,170   $  132,925   $  134,325   $  123,185   $  116,490   $  116,771   $  112,341
  Investments ..........................       45,309       47,434       45,877       48,726       44,906       39,335       38,299
  Other earning assets .................        9,561          226        1,345        2,739        4,952        5,053        3,739
  Total assets .........................      203,405      194,001      196,727      186,597      177,643      171,159      164,512
  Deposits .............................      143,493      138,536      139,774      138,963      131,366      117,086      117,414
  Other interest-bearing liabilities ...       33,199       24,009       31,203       22,874       22,660       20,198       14,860
  Stockholders' equity .................       25,334       23,120       23,910       22,874       22,264       20,690       19,512

Balance Sheet Data:
  Loans ................................      137,392      133,020      137,360      134,423      118,558      119,045      115,590
  Investments ..........................       45,486       46,728       46,185       48,003       47,179       42,671       36,458
  Other earning assets .................        9,925          221        5,940          217        6,105          582        6,856
  Total assets .........................      204,426      191,879      203,054      196,122      185,258      173,866      170,086
  Deposits .............................      145,771      139,075      143,169      138,606      137,679      127,719      131,400
  Other interest-bearing liabilities ...       31,639       28,394       33,477       33,224       22,709       22,802       16,951
  Stockholders' equity .................       25,618       23,192       25,050       23,047       23,480       22,105       20,657

Ratios: (2)
  Return on average assets .............          .85%         .96%        1.04%        1.09%        1.07%        1.18%        1.11%
  Return on average equity .............         6.81%        8.04%        8.59%        8.91%        8.54%        9.79%        9.35%
  Dividend payout ratio ................        45.01%       41.08%       36.89%       33.59%       33.59%       31.65%       33.95%
  Average equity to average assets ratio        12.45%       11.90%       12.34%       11.75%       12.53%       12.71%       11.86%



(1) Per share data has been calculated on the weighted average number of shares outstanding.

(2) The ratios for the three month period ending March 31, 2001 and 2000 are annualized.

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

Overview

Total assets increased .6% to $204.4 million at March 31, 2001 from $203.1 million at December 31, 2000. Net income decreased 7.3% through March 31, 2001 to $431,000 or 32 cents per share, compared to $465,000 or 34 cents per share for the same three month period ended March 31, 2001. Loans remained constant at $137.4 for March 31, 2001 and December 31, 2000.

Results of Operations - For the Three Months Ended March 31, 2001 and March 31, 2000.

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

Net income for the three months ended March 31, 2001 was $431,000 or 32 cents per share, as compared to $465,000 or 34 cents per share, for the comparable period in 2000. Interest income increased $175,000 and interest expense increased $232,000 contributing to a $57,000 decrease in net interest income comparing March 31, 2001 to March 31, 2000. Non-interest income increased $11,000 and non-interest expense increased $31,000.

Return on average assets and return on average equity were .85% and 6.81%, respectively, for the three months ended March 31, 2001, as compared to .96% and 8.04% for the comparable period in 2000.

Net Interest Income

For the three months ended March 31, 2001 and 2000, net interest income was $1.6 million and $1.7 million, respectively. The net interest margin was 3.56% for the three months ended March 31, 2001 compared to 3.91% for March 31, 2000. Average interest earning assets at March 31, 2001 increased by 4.8% over March 31, 2000 to $203.4 million from $194.0 million.

Average loans outstanding increased from $133.0 million to $137.2 million or 3.2% for the three months ended March 31, 2001, as compared to the three months ended March 31, 2000.

The outstanding balance of loans at March 31, 2001 remained at $137.4 million for December 31, 2000 and March 31, 2001.

Shown below is a summary of past due and non-accrual loans:

                                                                        IN THOUSANDS OF DOLLARS
                                                                        -----------------------
                                                                            MARCH    DECEMBER
                                                                          31, 2001   31, 2000
                                                                          --------   --------
         Past due and non-accrual:
           Days 30 - 89.........................................          $  1,544   $  1,340
           Days 90 plus.........................................               567        344
           Non-accrual..........................................               297        312
                                                                          --------   --------
                                                                          $  2,408   $  1,996
                                                                          ========   ========

Past due and non-accrual loans increased to $2.4 million at March 31, 2001 from $2.0 million at December 31, 2000. $1.7 million of these past due loans are secured by real estate.

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

The following analysis provides a schedule of loan maturities/interest rate sensitivities. This schedule presents a repricing and maturity analysis as required by the FFIEC:

                                                                              IN THOUSANDS
                                                                               OF DOLLARS
                                                                               ----------
                                                                                 MARCH
                 MATURITY AND REPRICING DATA FOR LOANS AND LEASES               31, 2001
                 ------------------------------------------------               --------
Closed-end loans secured by first liens on 1-4 family residential properties with a remaining maturity or repricing frequency of:
    (1) Three months or less .............................................     $   2,062
    (2) Over three months through 12 months ..............................        13,675
    (3) Over one year through three years ................................        34,657
    (4) Over three years through five years ..............................         1,659
    (5) Over five years through 15 years .................................         9,090
    (6) Over 15 years ....................................................         1,894
All loans and leases other than closed-end loans secured by first liens on
 1-4 family residential properties with a remaining maturity or repricing frequency of:
    (1) Three months or less .............................................        15,834
    (2) Over three months through 12 months ..............................        12,421
    (3) Over one year through three years ................................        14,121
    (4) Over three years through five years ..............................        10,227
    (5) Over five years through 15 years .................................        16,248
    (6) Over 15 years ....................................................         5,642
                                                                               ---------
       Sub-total .........................................................     $ 137,530
Add: non-accrual loans not included above ................................           297
Less: unearned income ....................................................          (435)
                                                                               ---------
       Total Loans and Leases ............................................     $ 137,392
                                                                               =========

Interest income from investment securities reflects a 7.4% decrease comparing $635,000 for the three months ended March 31, 2001 and the $686,000 for the three months ended March 31, 2000. The average balance of investment securities for the three months ended March 31, 2001 decreased 4.4% to $45.3 million, compared to the $47.4 million for the same period of 2000.

Total interest expense increased $232,000 or 14.1% for the first three months of 2001 as compared to the first three months of 2000.

Average short term borrowings decreased from $23.9 million at March 31, 2000 to $19.8 million at March 31, 2001. This 17.2% decrease reflects an increase in depositor repurchase agreements from an average $15.8 million at March 31, 2000 to $19.4 million at March 31, 2001. Conversely, short term borrowings from Federal Home Loan Bank averaged $7.7 million at March 31, 2000 and $0 million at March 31, 2001.

Long term borrowings from Federal Home Loan Bank also increased from an average $5.7 million at March 31, 2000 to $13.4 million at March 31, 2001.

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

Average Balance Sheet and Rate Analysis
(Dollars in Thousands)

                                                         -----------MARCH 2001---------           -----------MARCH 2000---------
                                                         ------------------------------           ------------------------------
                                                                      INTEREST     AVERAGE                    INTEREST     AVERAGE
                                                         AVERAGE       INCOME/      YIELD/       AVERAGE      INCOME/       YIELD/
                                                       BALANCE(1)    EXPENSE(2)      RATE       BALANCE(1)   EXPENSE(2)      RATE
                                                       ----------    ----------      ----       ----------   ----------      ----
ASSETS:
Interest-bearing deposits with other financial
  institutions....................................      $  8,189      $    111      5.42%       $    219      $      3      5.48%
Investment securities:
  U.S. government securities......................        28,160           426      6.05%         32,642           501      6.14%
  State and municipal obligations (3).............        16,138           194      7.28%         14,583           182      7.56%
  Other securities................................         1,011            15      5.93%            209             3      5.74%
                                                        --------      --------      ----        --------      --------      ----
Total Investment Securities.......................      $ 45,309      $    635      5.61%       $ 47,434      $    686      5.78%
Federal funds sold................................         1,372            19      5.54%              0             0       .00%
Consumer..........................................        12,261           254      8.29%         12,439           249      8.01%
Dealer floor plan.................................         5,000           100      8.00%          6,162           127      8.24%
Mortgage..........................................       108,570         2,099      7.73%        101,509         1,969      7.76%
Commercial........................................         8,464           197      9.31%          9,313           214      9.19%
Lease financing receivables.......................           106             1      5.72%              0             0       .00%
Tax free (3)......................................         2,769            38      8.32%          2,376            31      7.91%
                                                        --------      --------      ----        --------      --------      ----
Total loans.......................................      $137,170      $  2,689      7.84%       $131,799      $  2,590      7.86%
Other assets/equity securities....................         1,126            19      6.75%          1,126            19      6.75%
Total interest earning assets.....................       193,166         3,473      7.19%        180,578         3,298      7.31%
                                                        --------      --------      ----        --------      --------      ----
Reserve for loan losses...........................      $ (1,008)                               $ (1,003)
Cash and due from banks...........................         2,278                                   4,997
Other assets......................................         8,969                                   9,429
                                                        --------                                --------
Total assets......................................      $203,405                                $194,001
                                                        ========                                ========

                                                             -----------MARCH 2001----------  ------------MARCH 2000---------
                                                                         INTEREST    AVERAGE               INTEREST   AVERAGE
                                                              AVERAGE     INCOME/    YIELD/    AVERAGE     INCOME/    YIELD/
                                                             BALANCE(1)  EXPENSE(2)   RATE    BALANCE(1)  EXPENSE(2)   RATE
                                                             ----------  ----------  -------  ----------  ----------  -------
         LIABILITIES AND CAPITAL:
         SUPER NOW deposits................................   $ 21,138    $     62    1.17%    $ 21,343    $     68    1.27%
         IRA's under $100,000..............................      7,982         106    5.31%       8,342         103    4.94%
         Money market deposits.............................      8,227          53    2.58%       9,942          66    2.66%
         Savings deposits..................................     20,748         126    2.43%      21,637         138    2.55%
         Time deposits including IRA's over $100,000.......     23,168         375    6.47%      16,432         241    5.87%
         Other time deposits under $100,000................     49,258         697    5.66%      47,801         630    5.27%
                                                              --------    --------    -----    --------    --------    -----
         Total interest-bearing deposits...................   $130,521    $  1,419    4.35%    $125,497    $  1,246    3.97%
                                                              --------    --------    -----    --------    --------    -----
         U.S. treasury short-term borrowings...............        407           6    5.90%         423           7    6.62%
         Short-term borrowings - other.....................          0           0     .00%       7,710         112    5.81%
         Long-term borrowings..............................     13,366         200    5.99%       5,695          84    5.90%
         Repurchase agreements.............................     19,426         248    5.11%      15,762         192    4.87%
                                                              --------    --------    -----    --------    --------    -----
         Total interest-bearing liabilities................   $163,720    $  1,873    4.58%    $155,087    $  1,641    4.23%
                                                              --------    --------    -----    --------    --------    -----
         Demand deposits...................................   $ 12,972                         $ 13,344
         Other liabilities.................................      1,379                            2,450
         Stockholders' equity..............................     25,334                           23,120
                                                              --------                         --------
         Total liabilities and capital.....................   $203,405                         $194,001
                                                              ========                         ========
         NET INTEREST INCOME/NET INTEREST MARGIN (4)......                $  1,600    3.31%                $  1,657    3.67%
                                                                          ========    =====                ========    =====
         TAX EQUIVALENT NET INTEREST INCOME/
          NET INTEREST MARGIN (5)..........................               $  1,719    3.56%                $  1,767    3.91%
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

(5) Interest and yield are presented on a tax-equivalent basis using 34% for 2001 and 2000.


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

For the three month period ending March 31, 2001 and 2000, the provision for loan losses was $8,000 and $20,000 respectively.

Non-Interest Income

The following table sets forth, for the periods indicated, the major components of non-interest income:

                                                                     THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                    --------------------
                                                                      2001        2000
                                                                   (Dollars in Thousands)
      Service charges and fees..................................    $    144    $    148
      Trust department income...................................          49          33
      Invest income.............................................          16          13
      Other.....................................................          27          31
                                                                    --------    --------
           Total................................................    $    236    $    225
                                                                    ========    ========

For the three months ended March 31, 2001, total non-interest income increased $11,000 to $236,000 compared with $225,000 for the three month period ended March 31, 2000. Service charges and fees decreased $4,000 from $148,000 at March 31, 2000 to $144,000 at March 31, 2001. Trust Department income increased from $33,000 at March 31, 2000 to $49,000 at March 31, 2001. Invest income reflected a $3,000 increase comparing March 31, 2000 to March 31, 2001. Other non-interest income decreased from $31,000 at March 31, 2000 to $27,000 at March 31, 2001.


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

                                                                     THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                      2001        2000
                                                                   (Dollars in Thousands)
      Salaries and wages.......................................     $    517    $    498
      Employee benefits........................................          170         167
      Net occupancy expense....................................           96          87
      Furniture and equipment expense..........................          132         156
      State shares tax.........................................           57          54
      Other expense............................................          306         285
                                                                    --------    --------
           Total...............................................     $  1,278    $  1,247
                                                                    ========    ========

Non-interest expenses increased 8.3% from $1.2 million at March 31, 2000 to $1.3 million at March 31, 2001.

Salaries increased 3.8% from $498,000 at March 31, 2000 to $517,000 at March 31, 2001. A 1.8% increase was reflected in employee benefits from $167,000 at March 31, 2000 to $170,000 at March 31, 2001. Normal merit increases and higher starting wages for new employees in the current employee market are responsible for the salary increases. Increased cost of employee benefits, specifically health coverage, accounts for the increase in employee benefits.

Occupancy expense and furniture and equipment expense reflects a $15,000 decrease for the first three months of 2001 compared to the first three months of 2000. Depreciation expense accounted for most of the difference.

Shares tax increased 5.6% from $54,000 at March 31, 2000 to $57,000 at March 31, 2001.

Other expenses increased 7.6% from $278,000 at March 31, 2000 to $299,000 at March 31, 2001. The increase is attributable to the following major comparisons:

                                                              MARCH      MARCH
                                                             31, 2001   31,2000
                                                             --------   -------
      Advertising.......................................        20         14
      Stationery & Supplies.............................        32         29
      Directors Fees....................................        34         26

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

The Company exceeds all minimum capital requirements as reflected in the following table:

                                             MARCH 31, 2001       DECEMBER 31, 2000
                                                      MINIMUM               MINIMUM
                                          CALCULATED  STANDARD  CALCULATED  STANDARD
                                            RATIOS     RATIOS     RATIOS     RATIOS
Risk Based Ratios:
Tier I Capital to risk-weighted assets..    20.08%     4.00%      19.59%     4.00%
Total Qualifying Capital to
  risk-weighted assets..................    20.87%     8.00%      20.38%     8.00%

Additionally, certain other ratios also provide capital analysis as follows:

                                                              MARCH   DECEMBER
                                                            31, 2001  31, 2000
Tier I Capital to average assets.......................      12.69%    12.45%

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


                                        CCFNB BANCORP, INC.
                                           (Registrant)

                                        By Paul E. Reichart
                                           ----------------
                                           Paul E. Reichart
                                           President & CEO

                                        Date: May 4, 2001

                                        By Virginia D. Kocher
                                           ------------------
                                           Virginia D. Kocher
                                           Treasurer

                                        Date: May 4, 2001