Form 10-Q
period 2001-06-30
CCFNB BANCORP INC
filed 2001-08-14
CIK 731122

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q



[X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 2001


[ ] TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from --------------- to ---------------


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


          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 1,336,536 shares of $1.25 (par) common stock were outstanding as of July 25, 2001.

                       CCFNB BANCORP, INC. AND SUBSIDIARY

                                  JUNE 30, 2001

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

CCFNB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)
UNAUDITED

                                                                             JUNE         DECEMBER
                                                                           30, 2001       31, 2000
                                                                           ---------      ---------
ASSETS
Cash and due from banks .............................................      $   5,153      $   6,722
Interest-bearing deposits with other banks ..........................          6,518          5,441
Federal funds sold ..................................................          2,000            500
Investment securities:
  Securities Available-for-Sale .....................................         49,692         46,185
Loans, net of unearned income .......................................        137,452        137,360
Allowance for loan losses ...........................................            981          1,008
                                                                           ---------      ---------
  Net loans .........................................................      $ 136,471      $ 136,352
Premises and equipment ..............................................          4,754          4,922
Accrued interest receivable .........................................            991          1,038
Other assets ........................................................          2,184          1,894
                                                                           ---------      ---------
     TOTAL ASSETS ...................................................      $ 207,763      $ 203,054
                                                                           =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY


LIABILITIES
Deposits:
  Non-interest bearing ..............................................      $  14,323      $  14,593
  Interest bearing ..................................................        135,381        128,576
                                                                           ---------      ---------
     Total Deposits .................................................      $ 149,704      $ 143,169
Short-term borrowings ...............................................         19,596         20,109
Long-term borrowings ................................................         11,363         13,367
Accrued interest and other expenses .................................          1,218          1,326
Other liabilities ...................................................             82             33
                                                                           ---------      ---------
     TOTAL LIABILITIES ..............................................      $ 181,963      $ 178,004
                                                                           ---------      ---------


STOCKHOLDERS' EQUITY
Common stock, par value $1.25 per share; authorized 5,000,000 shares;
  issued 1,342,944 shares in 2001 and
  1,346,328 shares in 2000 ..........................................      $   1,674      $   1,683
Surplus .............................................................          5,017          5,146
Retained earnings ...................................................         18,886         18,310
Accumulated other comprehensive income (loss) .......................            223            (89)
                                                                           ---------      ---------
     TOTAL STOCKHOLDERS' EQUITY .....................................      $  25,800      $  25,050
                                                                           ---------      ---------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .....................      $ 207,763      $ 203,054
                                                                           =========      =========


          See accompanying notes to Consolidated Financial Statements.

CCFNB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS EXCEPT PER SHARE DATA)
UNAUDITED

                                                                 FOR THE SIX                        FOR THE THREE
                                                                MONTHS ENDING                       MONTHS ENDING
                                                                   JUNE 30,                           JUNE 30,
                                                                   --------                           --------
                                                           2001              2000              2001              2000
                                                        ----------        ----------        ----------        ----------
INTEREST INCOME
Interest and fees on loans:
  Taxable ......................................        $    5,259        $    5,174        $    2,609        $    2,615
  Tax-exempt ...................................                80                63                41                32
Interest and dividends on investment securities:
  Taxable interest .............................               890               991               451               489
  Tax-exempt interest ..........................               396               363               202               181
  Dividends ....................................                 4                 4                 2                 2
Interest on federal funds sold .................                40                 0                21                 0
Interest on deposits in other banks ............               198                 8                87                 5
Other interest income ..........................                37                38                18                19
                                                        ----------        ----------        ----------        ----------
     TOTAL INTEREST INCOME .....................        $    6,904        $    6,641        $    3,431        $    3,343
                                                        ----------        ----------        ----------        ----------

INTEREST EXPENSE
Interest on deposits ...........................        $    2,817        $    2,517        $    1,398        $    1,271
Interest on short-term borrowings ..............               440               577               186               266
Interest on long-term borrowings ...............               388               205               188               121
                                                        ----------        ----------        ----------        ----------
     TOTAL INTEREST EXPENSE ....................        $    3,645        $    3,299        $    1,772        $    1,658
                                                        ----------        ----------        ----------        ----------

Net interest income ............................        $    3,259        $    3,342        $    1,659        $    1,685
Provision for loan losses ......................                23                39                15                19
                                                        ----------        ----------        ----------        ----------
     NET INTEREST INCOME AFTER PROVISION FOR
     LOAN LOSSES ...............................        $    3,236        $    3,303        $    1,644        $    1,666
                                                        ----------        ----------        ----------        ----------

NON-INTEREST INCOME
Service charges and fees .......................        $      302        $      295        $      158        $      147
Trust department income ........................               112                82                63                49
Securities gains - net .........................                37                 0                37                 0
Other income ...................................                96               123                53                79
                                                        ----------        ----------        ----------        ----------
     TOTAL NON-INTEREST INCOME .................        $      547        $      500        $      311        $      275
                                                        ----------        ----------        ----------        ----------

NON-INTEREST EXPENSES
Salaries and wages .............................        $    1,007        $    1,012        $      490        $      514
Pensions and other employee benefits ...........               340               330               170               163
Occupancy expense, net .........................               194               170                98                83
Furniture and equipment expense ................               267               312               135               156
Other operating expenses .......................               728               712               365               373
                                                        ----------        ----------        ----------        ----------
     TOTAL NON-INTEREST EXPENSES ...............        $    2,536        $    2,536        $    1,258        $    1,289
                                                        ----------        ----------        ----------        ----------

Income before income taxes .....................        $    1,247        $    1,267        $      697        $      652
Income tax expense .............................               283               306               164               156
                                                        ----------        ----------        ----------        ----------
     NET INCOME ................................        $      964        $      961        $      533        $      496
                                                        ==========        ==========        ==========        ==========
PER SHARE DATA
Net income .....................................        $      .72        $      .71        $      .40        $      .36
Cash dividends .................................               .29               .28               .15               .14
Weighted average shares outstanding ............         1,342,944         1,362,569         1,342,944         1,362,569


          See accompanying notes to Consolidated Financial Statements.

CCFNB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
UNAUDITED

                                                                             FOR THE SIX
                                                                            MONTHS ENDING
                                                                               JUNE 30,
                                                                        2001             2000
                                                                      --------         --------
OPERATING ACTIVITIES
Net income ...................................................        $    964         $    961
Adjustments to reconcile net income to net cash provided by
 operating activities:
    Provision for loan losses ................................              23               39
    Provision for depreciation and amortization ..............             221              270
    Premium amortization on investment securities ............              29               18
    Discount accretion on investment securities ..............              (9)              (8)
    Gain (loss) on sales of investment securities ............             (37)               0
    Deferred income taxes (benefit) ..........................             (13)             (17)
    (Increase) in accrued interest receivable and other assets            (336)            (181)
    (Decrease) in accrued interest, other expenses and other
      liabilities ............................................            (116)            (126)
                                                                      --------         --------
      NET CASH PROVIDED BY OPERATING ACTIVITIES ..............        $    726         $    956
                                                                      --------         --------

 INVESTING ACTIVITIES
 Proceeds from sales, maturities and redemptions of investment
   securities Available-for-Sale .............................        $ 16,665         $  1,904
 Proceeds from maturities and redemptions of Held-to-Maturity
   investment securities .....................................               0              200
 Purchase of investment securities Available-for-Sale ........         (19,680)               0
 Net increase (decrease) in loans ............................            (142)             827
 Purchases of premises and equipment .........................             (53)             (92)
                                                                      --------         --------
      NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES ....        $ (3,210)        $  2,839
                                                                      --------         --------

 FINANCING ACTIVITIES
 Net increase (decrease) in deposits .........................        $  6,535         $  1,630
 Net increase (decrease) in short-term borrowings ............            (513)         (12,801)
 Net increase (decrease) in long-term borrowings .............          (2,004)           6,996
 Proceeds from issuance of common stock ......................              81               82
 Acquisition of treasury stock ...............................            (219)            (292)
 Cash dividends paid .........................................            (388)            (381)
                                                                      --------         --------
      NET CASH PROVIDED BY FINANCING ACTIVITIES ..............        $  3,492         $ (4,766)
                                                                      --------         --------
      INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .......        $  1,008         $   (971)

 CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ............          12,663            6,072
                                                                      --------         --------
       CASH AND CASH EQUIVALENTS AT END OF PERIOD ............        $ 13,671         $  5,101
                                                                      ========         ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
   Interest ..................................................        $  3,678         $  3,350
   Income taxes ..............................................        $    284         $    333


          See accompanying notes to Consolidated Financial Statements.

CCFNB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2001



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

         On December 19, 2000, the Corporation became a Financial Holding Company by having filed an election to do so with the Federal Reserve Board. The Bancorp acquired a 50% interest in a local insurance agency during January 2001.

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

         RECLASSIFICATION

         Certain amounts in the consolidated financial statements of the prior years have been reclassified to conform with presentation used in the 2001 consolidated financial statements. Such reclassifications had no effect on the Corporation's consolidated financial condition or net income.


NOTE 2 - ALLOWANCE FOR LOAN LOSSES

         Changes in the allowance for loan losses for the periods ended June 30, 2001, and June 30, 2000 were as follows:

                                                         (AMOUNTS IN THOUSANDS)
                                                         2001             2000
                                                       -------          -------
Balance, beginning of year ...................         $ 1,008          $   985
Provision charged to operations ..............              23               39
Loans charged-off ............................             (64)             (20)
Recoveries ...................................              14               27
                                                       -------          -------
Balance, June 30 .............................         $   981          $ 1,031
                                                       =======          =======

         At June 30, 2001 the recorded investment in loans that are considered to be impaired as defined by SFAS No. 114 was $37,755. No additional charge to operations was required to provide for the impaired loans since the total allowance for loan losses is estimated by management to be adequate to provide for the loan loss allowance required by SFAS No. 114 along with any other potential losses.

         At June 30, 2001, there were no significant commitments to lend additional funds with respect to non-accrual and restructured loans.


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


NOTE 5 - STOCKHOLDERS' EQUITY

         Changes in stockholders' equity for the period ended June 30, 2001 were as follows:


                                                                (AMOUNTS IN THOUSANDS, EXCEPT COMMON SHARE DATA)
                                                                                                   ACCUMULATED
                                                                                                      OTHER
                                                                        COMPREHENSIVE             COMPREHENSIVE
                                          COMMON    COMMON                 INCOME       RETAINED      INCOME      TREASURY
                                          SHARES     STOCK    SURPLUS      (LOSS)       EARNINGS      (LOSS)       STOCK     TOTAL
                                          ------     -----    -------      ------       --------      ------       -----     -----
Balance at January 1, 2001.........     1,346,328   $ 1,683   $ 5,146     $     0       $18,310       $ (89)       $   0    $25,050
Comprehensive Income:
 Net income........................             0         0         0         964           964           0            0        964
 Change in unrealized gain (loss)
  on investment securities
  available-for-sale net of
  reclassification adjustment
  and tax effects..................             0         0         0         312             0         312            0        312
                                                                          -------
         TOTAL COMPREHENSIVE INCOME                                       $ 1,276
                                                                          =======
Issuance of 4,482 shares of common
  stock under dividend reinvestment
  and stock purchase plans.........         4,482         5        76                         0           0            0         81
Purchase of 11,653 shares of
  treasury stock...................             0         0         0                         0           0         (219)      (219)
Retirement of 11,653 shares of
  treasury stock...................       (11,653)      (14)     (205)                        0           0          219          0
Cash dividends $.29 per share......             0         0         0                      (388)          0            0       (388)
                                        ---------   -------   -------                   -------       -----        -----    -------
Balance at June 30, 2001...........     1,339,157   $ 1,674   $ 5,017                   $18,886       $ 223        $   0    $25,800
                                        =========   =======   =======                   =======       =====        =====    =======

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

         The Corporation may require collateral or other security to support financial instruments with off-balance sheet credit risk. The contract or notional amounts at June 30, 2001 and December 31, 2000 were as follows:

                                                                  (AMOUNTS IN THOUSANDS)
                                                                    JUNE      DECEMBER
                                                                  30, 2001    31, 2000
                                                                  --------    --------
FINANCIAL INSTRUMENTS WHOSE CONTRACT AMOUNTS REPRESENT CREDIT
 RISK:
  Commitments to extend credit ..............................     $11,973     $ 9,685
  Financial standby letters of credit .......................       2,280       1,990
  Performance standby letters of credit .....................          14          18
  Dealer floor plans ........................................       1,849       1,098

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

         The Corporation granted commercial, consumer and residential loans to customers within Pennsylvania. Of the total loan portfolio at June 30, 2001, 79.0% was for real estate loans, principally residential. It was the opinion of management that the high concentration did not pose an adverse credit risk. Further, it was management's opinion that the remainder of the loan portfolio was balanced and diversified to the extent necessary to avoid any significant concentration of credit.



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

         The results of operations for the six-month period ended June 30, 2001, are not necessarily indicative of the results to be expected for the full year.

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

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors and Stockholders of CCFNB Bancorp, Inc.:


We have reviewed the accompanying consolidated balance sheet of CCFNB Bancorp, Inc. and Subsidiary as of June 30, 2001, and the related consolidated statements of income and cash flows for the three and six-month periods ended June 30, 2001 and 2000. These consolidated financial statements are the responsibility of the management of CCFNB Bancorp, Inc. and Subsidiary.

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





/S/ J.H. Williams & Co., LLP

J.H. Williams & Co., LLP
Kingston, Pennsylvania
July 20, 2001

                       CCFNB BANCORP, INC. AND SUBSIDIARY
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Consolidated Summary of Operations
(Dollars in Thousands, except for per share data)

                                        AT AND FOR THE SIX MONTHS
                                        -------------------------
                                              ENDED JUNE 30,                   AT AND FOR THE YEARS ENDED DECEMBER 31,
                                              --------------                   ---------------------------------------
                                            2001         2000           2000         1999         1998         1997         1996
                                         ----------   ----------     ----------   ----------   ----------   ----------   ----------
Income and Expense:
  Interest income ....................   $    6,904   $    6,641     $   13,552   $   12,669   $   12,444   $   12,498   $   11,844
  Interest expense ...................        3,645        3,299          6,859        6,099        6,072        5,976        5,588
                                         ----------   ----------     ----------   ----------   ----------   ----------   ----------
  Net interest income ................        3,259        3,342          6,693        6,570        6,372        6,522        6,256
  Loan loss provision ................           23           39             54           78           78           60           80
                                         ----------   ----------     ----------   ----------   ----------   ----------   ----------
  Net interest income after loan loss
    provision ........................        3,236        3,303          6,639        6,492        6,294        6,462        6,176
  Non-interest income ................          547          500          1,053        1,050          981          804          762
  Non-interest expense ...............        2,536        2,536          4,967        4,818        4,739        4,492        4,450
                                         ----------   ----------     ----------   ----------   ----------   ----------   ----------
  Income before income taxes .........        1,247        1,267          2,725        2,724        2,536        2,774        2,488
  Income taxes .......................          283          306            671          685          634          749          664
                                         ----------   ----------     ----------   ----------   ----------   ----------   ----------
  Net income .........................   $      964   $      961     $    2,054   $    2,039   $    1,902   $    2,025   $    1,824
                                         ==========   ==========     ==========   ==========   ==========   ==========   ==========
Per Share: (1)
  Net income .........................   $      .72   $      .71     $     1.51   $     1.48   $     1.38   $     1.47   $     1.33
  Cash dividends paid ................          .29          .28            .56          .51          .46          .46          .45
  Average shares outstanding .........    1,342,944    1,362,569      1,355,624    1,375,572    1,378,339    1,381,800    1,375,875

Average Balance Sheet:
  Loans ..............................   $  137,423   $  133,183     $  134,325   $  123,185   $  116,490   $  116,771   $  112,341
  Investments ........................       47,589       46,654         45,877       48,726       44,906       39,335       38,299
  Other earning assets ...............       10,348        1,389          1,345        2,739        4,952        5,053        3,739
  Total assets .......................      206,097      191,586        196,727      186,597      177,643      171,159      164,512
  Deposits ...........................      147,738      139,080        139,774      138,963      131,366      117,086      117,414
  Other interest-bearing liabilities .       31,299       28,464         31,203       22,874       22,660       20,198       14,860
  Stockholders' equity ...............       25,710       22,837         23,910       22,874       22,264       20,690       19,512

Balance Sheet Data:
  Loans ................................ $  137,452   $  133,603     $  137,360   $  134,423   $  118,558   $  119,045   $  115,590
  Investments ..........................     49,692       46,788         46,185       48,003       47,179       42,671       36,458
  Other earning assets .................      9,644          229          5,940          217        6,105          582        6,856
  Total assets .........................    207,763      192,600        203,054      196,122      185,258      173,866      170,086
  Deposits .............................    149,704      140,236        143,169      138,606      137,679      127,719      131,400
  Other interest-bearing liabilities ...     36,959       27,419         33,477       33,224       22,709       22,802       16,951
  Stockholders' equity .................     25,800       23,286         25,050       23,047       23,480       22,105       20,657

Ratios: (2)
  Return on average assets .............        .94%        1.00%          1.04%        1.09%        1.07%        1.18%        1.11%
  Return on average equity .............       7.50%        8.42%          8.59%        8.91%        8.54%        9.79%        9.35%
  Dividend payout ratio ................      40.25%       39.65%         36.89%       33.59%       33.59%       31.65%       33.95%
  Average equity to average assets ratio      12.47%       11.92%         12.34%       11.75%       12.53%       12.71%       11.86%


(1) Per share data has been calculated on the weighted average number of shares outstanding.
(2) The ratios for the six month period ending June 30, 2001 and 2000 are annualized.

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


Overview

Total assets increased 2.3% to $207.8 million at June 30, 2001 from $203.1 million at December 31, 2000. Net income increased through June 30, 2001 to $964,000 or 72 cents per share, compared to $961,000 or 71 cents per share for the same six month period ended June 30, 2000. Loans remained at $137.4 for June 30, 2001 and December 31, 2000.


Results of Operations - For the Six Months Ended June 30, 2001 and
June 30, 2000.

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

Net income for the six months ended June 30, 2001 was $964,000 or 72 cents per share, as compared to $961,000 or 71 cents per share, for the comparable period in 2000. Interest income increased $263,000 and interest expense increased $346,000 contributing to a $83,000 decrease in net interest income when comparing June 30, 2001 to June 30, 2000. Non-interest income increased $47,000 and non-interest expense remained constant at $2.5 million.

Return on average assets and return on average equity were .94% and 7.50%, respectively, for the six months ended June 30, 2001, as compared to 1.00% and 8.42% for the comparable period in 2000.


Net Interest Income

For the six months ended June 30, 2001 and 2000, net interest income was $3.2 million and $3.3 million, respectively. The net interest margin was 3.59% for the six months ended June 30, 2001 and 3.93% for June 30, 2000. Average interest earning assets at June 30, 2001 increased by 7.6% over June 30, 2000 to $206.1 million from $191.6 million.

Average loans outstanding increased from $133.2 million to $137.4 million or 3.2% for the six months ended June 30, 2001, as compared to the six months ended June 30, 2000.

The outstanding balance of loans at June 30, 2001 was $137.5 million compared to $137.4 million at December 31, 2000.

Shown below is a summary of past due and non-accrual loans:

                                                        IN THOUSANDS OF DOLLARS
                                                        -----------------------
                                                            JUNE    DECEMBER
                                                          30, 2001   31, 2000
                                                          --------   --------
Past due and non-accrual:
  Days 30 - 89.........................................   $  2,002   $  1,340
  Days 90 plus.........................................        646        344
  Non-accrual..........................................        457        312
                                                          --------   --------
                                                          $  3,105   $  1,996
                                                          ========   ========

Past due and non-accrual loans increased to $3.1 million at June 30, 2001 from $2.0 million at December 31, 2000. The major portion of the increase was attributable to increases in commercial and mortgage loans, particularly commercial mortgages. The loan delinquency expressed as a ratio to total loans was 2.3% and 1.4% at June 30, 2001 and December 31, 2000, respectively.

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

The following analysis provides a schedule of loan maturities/interest rate sensitivities. This schedule presents a repricing and maturity analysis as required by the FFIEC:

                                                                             IN THOUSANDS
                                                                              OF DOLLARS
                                                                              ----------
                                                                                 JUNE
           MATURITY AND REPRICING DATA FOR LOANS AND LEASES                    30, 2001
                                                                              ----------
Closed-end loans secured by first liens on 1-4 family residential properties with a remaining maturity or repricing frequency of:
    (1) Three months or less .............................................    $   3,784
    (2) Over three months through 12 months ..............................       14,066
    (3) Over one year through three years ................................       31,523
    (4) Over three years through five years ..............................        2,117
    (5) Over five years through 15 years .................................        9,304
    (6) Over 15 years ....................................................        1,868
All loans and leases other than closed-end loans secured by first liens on
 1-4 family residential properties with a remaining maturity or repricing frequency of:
    (1) Three months or less .............................................       16,846
    (2) Over three months through 12 months ..............................       12,832
    (3) Over one year through three years ................................        7,198
    (4) Over three years through five years ..............................       16,035
    (5) Over five years through 15 years .................................       15,992
    (6) Over 15 years ....................................................        5,815
                                                                              ---------
       Sub-total .........................................................    $ 137,380
Add:  non-accrual loans not included above ...............................          457
Less:  unearned income ...................................................         (385)
                                                                              ---------
       Total Loans and Leases ............................................    $ 137,452
                                                                              =========

Interest income from investment securities reflects a 7.1% decrease comparing $1.3 million for the six months ended June 30, 2001 and the $1.4 million for the six months ended June 30, 2000. The average balance of investment securities for the six months ended June 30, 2001 increased 1.9% to $47.6 million, compared to the $46.7 million for the same period of 2000.

Total interest expense increased $346,000 or 10.5% for the first six months of 2001 as compared to the first six months of 2000. The cost of interest bearing liabilities increased on an average yield basis from 4.27% through June 2000 compared to 4.41% through June 2001. On the contrary, the average yield on interest earning assets decreased from 7.33% to 7.07% through June 2000 and 2001, respectively.

Average short-term borrowings decreased from $21.6 million at June 30, 2000 to $18.9 million at June 30, 2001. This 12.5% decrease reflects an increase in depositor repurchase agreements from an average $15.2 million at June 30, 2000 to $18.7 million at June 30, 2001. Conversely, short-term borrowing from Federal Home Loan Bank averaged $5.9 million at June 30, 2000 and $0 million at June 30, 2001.

Long-term borrowings from Federal Home Loan Bank increased from an average $6.9 million at June 30, 2000 to $12.4 million at June 30, 2001. $2,000,000 of long-term debt was repaid during the second quarter of 2001.

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


Average Balance Sheet and Rate Analysis
(Dollars in Thousands)

                                                                  JUNE 2001                        JUNE 2000
                                                                  ---------                        ---------
                                                                  INTEREST   AVERAGE               INTEREST   AVERAGE
                                                      AVERAGE      INCOME/    YIELD/   AVERAGE      INCOME/    YIELD/
                                                     BALANCE(1)   EXPENSE(2)   RATE   BALANCE(1)   EXPENSE(2)   RATE
                                                     ----------   ----------   ----   ----------   ----------   ----
 ASSETS:
 Interest-bearing deposits with other financial
   institutions....................................   $  7,472    $    198    5.30%    $    263    $      8    6.08%
 Investment securities.............................     47,589       1,290    6.28%      46,654       1,358    6.62%
 Federal funds sold................................      1,750          40    4.57%           0           0     .00%
 Loans.............................................    137,423       5,339    7.83%     133,183       5,237    7.91%
 Other assets/equity securities....................      1,126          37    6.57%       1,126          38    6.75%
                                                      --------    --------             --------    --------
 Total interest earning assets.....................   $195,360    $  6,904    7.32%    $181,226    $  6,641    7.57%
                                                                  ========                         ========
 Reserve for loan losses...........................       (995)                          (1,011)
 Cash and due from banks...........................      4,875                            2,012
 Other assets......................................      6,857                            9,359
                                                      --------                            -----
 Total assets......................................   $206,097                         $191,586
                                                      ========                         ========

                                                                JUNE 2001                        JUNE 2000
                                                                ---------                        ---------
                                                                INTEREST   AVERAGE               INTEREST   AVERAGE
                                                     AVERAGE     INCOME/    YIELD/    AVERAGE     INCOME/    YIELD/
                                                    BALANCE(1)  EXPENSE(2)   RATE    BALANCE(1)  EXPENSE(2)   RATE
                                                    ----------  ----------   ----    ----------  ----------   ----
LIABILITIES AND CAPITAL:
Interest bearing deposits.........................   $134,105    $  2,817    4.20%    $125,885    $  2,517    4.00%
Short-term borrowings.............................     18,935         440    4.65%      21,551         577    5.35%
Long-term borrowings..............................     12,364         388    6.28%       6,913         205    5.93%
                                                     --------    --------             --------    --------
Total interest-bearing liabilities................   $165,404    $  3,645    4.41%    $154,349    $  3,299    4.27%
                                                     --------    --------             --------    --------
Demand deposits...................................   $ 13,633                         $ 13,195
Other liabilities.................................      1,350                            1,205
Stockholders' equity..............................     25,710                           22,837
                                                     --------                           ------
Total liabilities and capital.....................   $206,097                         $191,586
                                                     ========                         ========
NET INTEREST INCOME/NET INTEREST MARGIN (4)......                $  3,259    3.34%                $  3,342    3.69%
                                                                 ========    ====                 ========    ====
TAX EQUIVALENT NET INTEREST INCOME/
 NET INTEREST MARGIN (5)..........................               $  3,505    3.59%                $  3,561    3.93%
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

For the six month periods ending June 30, 2001 and 2000, the provision for loan losses was $23,000 and $39,000 respectively.

Non-Interest Income

The following table sets forth, for the periods indicated, the major components of non-interest income:

                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                                    --------
                                                                2001        2000
                                                              --------    --------
                                                             (Dollars in Thousands)

Service charges and fees..................................    $    302    $    295
Trust department income...................................         112          82
Investment securities gain - net..........................          37           0
Third party brokerage income..............................          32          52
Other.....................................................          64          71
                                                              --------    --------
     Total................................................    $    547    $    500
                                                              ========    ========

For the six months ended June 30, 2001, total non-interest income increased $47,000 to $547,000 compared to $500,000 for the six months period ended June 30, 2000. Service charges and fees increased $7,000 from $295,000 at June 30, 2000 to $302,000 at June 30, 2001. Trust Department income increased from $82,000 at June 30, 2000 to $112,000 at June 30, 2001. Third party brokerage income reflected a $20,000 decrease comparing June 30, 2000 to June 30, 2001. Income from this source is dependent upon the investment climate.

Other non-interest income decreased from $71,000 at June 30, 2000 to $64,000 at June 30, 2001. This decrease was comprised mostly of penalties received on early withdrawals of Certificates of Deposit due to declining interest rates during 2001 resulting in fewer certificates redeemed early.


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

                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                                    --------
                                                                2001        2000
                                                              --------    ---------
                                                             (Dollars in Thousands)
Salaries and wages.......................................     $  1,007    $  1,012
Employee benefits........................................          340         330
Net occupancy expense....................................          194         170
Furniture and equipment expense..........................          267         312
State shares tax.........................................          119         109
Other expense............................................          609         603
                                                              --------    ---------
     Total...............................................     $  2,536    $  2,536
                                                              ========    ========

Non-interest expenses remained constant at $2.5 million at June 30, 2000 and 2001.

Salaries remained at $1 million at June 30, 2001 and 2000. A 3% increase was reflected in employee benefits from $330,000 at June 30, 2000 to $340,000 at June 30, 2001. Increased cost of employee benefits, specifically health coverage, accounts for the increase in employee benefits.

Occupancy expense and furniture and equipment expense reflects a $21,000 decrease for the first six months of 2001 compared to the first six months of 2000. Less depreciation on furniture and fixtures is the reason for the decline.

Shares tax increased 9.2% from $109,000 at June 30, 2000 to $119,000 at June 30, 2001.

Other expenses increased 1% from $603,000 at June 30, 2000 to $609,000 at June 30, 2001.


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

The Company exceeds all minimum capital requirements as reflected in the following table:

                                               JUNE 30, 2001          DECEMBER 31, 2000
                                               -------------          -----------------
                                                         MINIMUM                 MINIMUM
                                           CALCULATED    STANDARD   CALCULATED   STANDARD
                                             RATIOS       RATIOS      RATIOS      RATIOS
                                             ------       ------      ------      ------
Risk Based Ratios:
Tier I Capital to risk-weighted assets .      19.60%       4.00%      19.59%       4.00%
Total Qualifying Capital to
  risk-weighted assets .................      20.36%       8.00%      20.38%       8.00%


Additionally, certain other ratios also provide capital analysis as follows:

                                                                  JUNE      DECEMBER
                                                                30, 2001    31, 2000
                                                                --------    --------
Tier I Capital to average assets...........................      12.37%      12.45%


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