Form 10-Q
period 2001-09-30
CCFNB BANCORP INC
filed 2001-11-14
CIK 731122

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC  20549

                                    FORM 10-Q



[X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the quarterly period ended September 30, 2001


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


        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirings for the past 90
days. Yes X    No
         ----     ---

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 1,333,232 shares of
                                                            ---------
$1.25 (par) common stock were outstanding as of October 18, 2001.
                                                ----------------

                       CCFNB BANCORP, INC. AND SUBSIDIARY

                               SEPTEMBER 30, 2001

                                   INDEX 10-Q





EXHIBIT 27 - FINANCIAL DATA SCHEDULE                                    NO PAGE
                                                                          #

PART I - FINANCIAL INFORMATION:


       - Consolidated Balance Sheets                                      1


       - Consolidated Statements of Income                                2


       - Consolidated Statements of Cash Flows                            3


       - Notes to Consolidated Financial Statements                     4 - 11


       - Report of Independent Certified Public Accountants               12


       - Management's Discussion and Analysis of Consolidated
         Financial Condition and Results of Operations                  13 - 20


PART II - OTHER INFORMATION                                                21


SIGNATURES                                                                 22

CCFNB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)
UNAUDITED


                                                                  SEPTEMBER  DECEMBER
                                                                  30, 2001   31, 2000
                                                                  --------   --------
ASSETS
Cash and due from banks.......................................    $  4,650    $  6,722
Interest-bearing deposits with other banks....................       5,907       5,441
Federal funds sold............................................       2,000         500
Investment securities:
  Securities Available-for-Sale...............................      51,415      46,185
Loans, net of unearned income.................................     141,483     137,360
Allowance for loan losses.....................................       1,048       1,008
                                                                  --------    --------
  Net loans...................................................    $140,435    $136,352
Premises and equipment........................................       4,662       4,922
Accrued interest receivable...................................       1,002       1,038
Other assets..................................................       2,183       1,894
                                                                  --------    --------
     TOTAL ASSETS.............................................    $212,254    $203,054
                                                                  ========    ========


LIABILITIES AND STOCKHOLDERS' EQUITY


LIABILITIES
Deposits:
  Non-interest bearing........................................    $ 14,048    $ 14,593
  Interest bearing............................................     137,886     128,576
                                                                  --------    --------
     Total Deposits...........................................    $151,934    $143,169
Short-term borrowings.........................................      21,241      20,109
Long-term borrowings..........................................      11,360      13,367
Accrued interest and other expenses...........................       1,325       1,326
Other liabilities.............................................         178          33
                                                                  --------    --------
     TOTAL LIABILITIES........................................    $186,038    $178,004
                                                                  --------    --------

STOCKHOLDERS' EQUITY
Common stock, par value $1.25 per share; authorized 5,000,000 shares; issued 1,335,687 shares in 2001 and
  1,346,328 shares in 2000....................................    $  1,670    $  1,683
Surplus.......................................................       4,944       5,146
Retained earnings.............................................      19,134      18,310
Accumulated other comprehensive income (loss).................         468         (89)
                                                                  --------    --------
     TOTAL STOCKHOLDERS' EQUITY...............................    $ 26,216    $ 25,050
                                                                  --------    --------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...............    $212,254    $203,054
                                                                  ========    ========

See accompanying notes to Consolidated Financial Statements.

CCFNB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS EXCEPT PER SHARE DATA)
UNAUDITED

                                                    FOR THE NINE         FOR THE THREE
                                                    MONTHS ENDING        MONTHS ENDING
                                                    SEPTEMBER 30,        SEPTEMBER 30,
                                                    -------------        -------------
                                                    2001      2000      2001      2000
                                                    ----      ----      ----      ----
INTEREST INCOME
Interest and fees on loans:
  Taxable......................................   $  7,899  $  7,840  $  2,640  $  2,666
  Tax-exempt...................................        123        97        43        34
Interest and dividends on investment securities:
  Taxable interest.............................      1,350     1,461       460       470
  Tax-exempt interest..........................        603       544       207       181
  Dividends....................................          6         7         2         3
Interest on federal funds sold.................         58         0        18         0
Interest on deposits in other banks............        247        23        49        15
Other interest income..........................         56        57        19        19
                                                  --------  --------  --------  --------
     TOTAL INTEREST INCOME.....................   $ 10,342  $ 10,029  $  3,438  $  3,388
                                                  --------  --------  --------  --------


INTEREST EXPENSE
Interest on deposits...........................   $  4,202  $  3,806  $  1,385  $  1,289
Interest on short-term borrowings..............        607       839       167       262
Interest on long-term borrowings...............        560       366       172       161
                                                  --------  --------  --------  --------
     TOTAL INTEREST EXPENSE....................   $  5,369  $  5,011  $  1,724  $  1,712
                                                  --------  --------  --------  --------

Net interest income............................   $  4,973  $  5,018  $  1,714  $  1,676
Provision for loan losses......................        148        47       125         8
                                                  --------  --------  --------  --------
     NET INTEREST INCOME AFTER PROVISION FOR
     LOAN LOSSES...............................   $  4,825  $  4,971  $  1,589  $  1,668
                                                  --------  --------  --------  --------

NON-INTEREST INCOME
Service charges and fees.......................   $    453  $    447  $    151  $    152
Trust department income........................        165       121        53        39
Securities gains - net.........................         71         0        34         0
Other income...................................        132       182        36        59
                                                  --------  --------  --------  --------
     TOTAL NON-INTEREST INCOME.................   $    821  $    750  $    274  $    250
                                                  --------  --------  --------  --------


NON-INTEREST EXPENSES
Salaries and wages.............................   $  1,524  $  1,513  $    517  $    501
Pensions and other employee benefits...........        518       486       178       156
Occupancy expense, net.........................        281       249        87        79
Furniture and equipment expense................        406       466       139       154
Other operating expenses.......................      1,103     1,049       375       337
                                                  --------  --------  --------  --------
     TOTAL NON-INTEREST EXPENSES...............   $  3,832  $  3,763  $  1,296  $  1,227
                                                  --------  --------  --------  --------

Income before income taxes.....................   $  1,814  $  1,958  $    567  $    691
Income tax expense.............................        401       473       118       167
                                                  --------  --------  --------  --------
     NET INCOME................................   $  1,413  $  1,485  $    449  $    524
                                                  ========  ========  ========  ========
PER SHARE DATA
Net income.....................................   $   1.05  $   1.09  $    .33  $    .39
Cash dividends.................................   $    .44  $    .42  $    .15  $    .14
Weighted average shares outstanding............  1,340,749 1,358,633 1,340,749 1,362,569

See accompanying notes to Consolidated Financial Statements.

CCFNB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
UNAUDITED

                                                                            FOR THE NINE
                                                                            MONTHS ENDING
                                                                            SEPTEMBER 30,
                                                                            -------------
                                                                           2001       2000
                                                                           ----       ----
OPERATING ACTIVITIES
Net income.............................................................  $  1,413  $  1,485
Adjustments to reconcile net income to net cash provided by
 operating activities:
   Provision for loan losses...........................................       148        47
   Provision for depreciation and amortization.........................       331       400
   Premium amortization on investment securities.......................        58        27
   Discount accretion on investment securities.........................       (13)      (13)
   Gain (loss) on sales of investment securities.......................       (71)        0
   Deferred income taxes (benefit).....................................       (47)      (10)
   (Increase) in accrued interest receivable and other assets..........      (348)     (146)
   (Decrease) in accrued interest, other expenses and other
     liabilities.......................................................        (6)      (32)
                                                                         --------  --------
     NET CASH PROVIDED BY OPERATING ACTIVITIES.........................  $  1,465  $  1,758
                                                                         --------  --------

INVESTING ACTIVITIES
Proceeds from sales, maturities and redemptions of investment securities Available-for-Sale........................................  $ 25,408  $  3,540
Proceeds from maturities and redemptions of Held-to-Maturity
  investment securities................................................         0       200
Purchase of investment securities Available-for-Sale...................   (29,762)        0
Net increase (decrease) in loans.......................................    (4,231)     (305)
Purchases of premises and equipment....................................       (72)     (146)
                                                                         --------  --------
     NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES...............  $ (8,657) $  3,289
                                                                         --------  --------

FINANCING ACTIVITIES
Net increase (decrease) in deposits....................................  $  8,765  $    468
Net increase (decrease) in short-term borrowings.......................     1,132    (8,700)
Net increase (decrease) in long-term borrowings........................    (2,007)   10,994
Proceeds from issuance of common stock.................................       113       117
Acquisition of treasury stock..........................................      (328)     (445)
Cash dividends paid....................................................      (589)     (569)
                                                                         --------  --------
     NET CASH PROVIDED BY FINANCING ACTIVITIES.........................  $  7,086  $  1,865
                                                                         --------  --------
     INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS..................  $   (106) $  6,912
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.......................    12,663     6,072
                                                                         --------  --------
      CASH AND CASH EQUIVALENTS AT END OF PERIOD.......................  $ 12,557  $ 12,984
                                                                         ========  ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the  year for:
  Interest.............................................................  $  5,369  $  5,028
  Income taxes.........................................................  $    468  $    516


See accompanying notes to Consolidated Financial Statements.

CCFNB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2001



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


     NOTE 2 - ALLOWANCE FOR LOAN LOSSES

              Changes in the allowance for loan losses for the periods ended September 30, 2001, and September 30, 2000 were as follows:

                                                                   (AMOUNTS IN THOUSANDS)
                                                                   ----------------------
                                                                      2001        2000
                                                                      ----        ----
              Balance, beginning of year.........................   $  1,008    $    985
              Provision charged to operations....................        148          47
              Loans charged-off..................................       (145)        (68)
              Recoveries.........................................         37          41
                                                                    --------    --------
              Balance, September 30..............................   $  1,048    $  1,005
                                                                    ========    ========

              At September 30, 2001 the recorded investment in loans that are considered to be impaired as defined by SFAS No. 114 was $68,697. No additional charge to operations was required to provide for the impaired loans since the total allowance for loan losses is estimated by management to be adequate to provide for the loan loss allowance required by SFAS No. 114 along with any other potential losses.

              At September 30, 2001, there were no significant commitments to lend additional funds with respect to non-accrual and restructured loans.


    NOTE 3 -- SHORT-TERM BORROWINGS

              Federal funds purchased, securities sold under agreements to repurchase, and Federal Home Loan Bank advances generally represented overnight or less than 30-day borrowings. U.S. Treasury tax and loan notes for collections made by the Bank were payable on demand.


    NOTE 4 -- LONG-TERM BORROWINGS

              Long-term borrowings are comprised of advances from the Federal Home Loan Bank.


    NOTE 5 -- STOCKHOLDERS' EQUITY

              Changes in stockholders' equity for the period ended September 30, 2001 were as follows:


                                                       (AMOUNTS IN THOUSANDS, EXCEPT COMMON SHARE DATA)
                                                       ------------------------------------------------
                                                                                          ACCUMULATED
                                                                                            OTHER
                                                                  COMPREHENSIVE          COMPREHENSIVE
                                       COMMON    COMMON               INCOME    RETAINED    INCOME     TREASURY
                                       SHARES     STOCK    SURPLUS    (LOSS)    EARNINGS    (LOSS)      STOCK   TOTAL
                                       ------     -----    -------    ------    --------    ------      -----   -----

Balance at January 1, 2001.........  1,346,328   $ 1,683   $ 5,146   $     0    $18,310    $   (89)    $    0  $25,050
Comprehensive Income:
 Net income........................          0         0         0     1,413      1,413          0          0    1,413
 Change in unrealized gain (loss)
  on investment securities
  available-for-sale net of
  reclassification adjustment
  and tax effects..................          0         0         0       557          0        557          0      557
                                                                     -------
        TOTAL COMPREHENSIVE INCOME                                   $ 1,970
                                                                     =======
Issuance of 5,805 shares of common
  stock under dividend reinvestment
  and stock purchase plans.........      5,805         8       105                    0          0          0      113
Purchase of 16,446 shares of
  treasury stock...................          0         0         0                    0          0       (328)    (328)
Retirement of 16,446 shares of
  treasury stock...................    (16,446)      (21)     (307)                   0          0        328        0
Cash dividends $.44 per share......          0         0         0                 (589)         0          0     (589)
                                     ---------   -------   -------              -------    -------     ------  -------
Balance at September 30, 2001......  1,335,687   $ 1,670   $ 4,944              $19,134    $   468     $    0  $26,216
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

              The Corporation may require collateral or other security to support financial instruments with off-balance sheet credit risk. The contract or notional amounts at September 30, 2001 and December 31, 2000 were as follows:


                                                                     (AMOUNTS IN THOUSANDS)
                                                                     ----------------------
                                                                      SEPTEMBER  DECEMBER
                                                                      30, 2001   31, 2000
                                                                      --------   --------
              FINANCIAL INSTRUMENTS WHOSE CONTRACT AMOUNTS REPRESENT
               CREDIT RISK:
                Commitments to extend credit........................  $ 12,321   $  9,685
                Financial standby letters of credit.................     2,388      1,990
                Performance standby letters of credit...............        19         18
                Dealer floor plans..................................     1,956      1,098

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

              The Corporation granted commercial, consumer and residential loans to customers within Pennsylvania. Of the total loan portfolio at September 30, 2001, 80.5% was for real estate loans, principally residential. It was the opinion of management that the high concentration did not pose an adverse credit risk. Further, it was management's opinion that the remainder of the loan portfolio was balanced and diversified to the extent necessary to avoid any significant concentration of credit.



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

              The results of operations for the nine-month period ended September 30, 2001, are not necessarily indicative of the results to be expected for the full year.

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

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors and Stockholders of CCFNB Bancorp, Inc.:


We have reviewed the accompanying consolidated balance sheet of CCFNB Bancorp, Inc. and Subsidiary as of September 30, 2001, and the related consolidated statements of income and cash flows for the nine and three-month periods ended September 30, 2001 and 2000. These consolidated financial statements are the responsibility of the management of CCFNB Bancorp, Inc. and Subsidiary.

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




J.H. Williams & Co., LLP
Kingston, Pennsylvania
October 16, 2001

                               CCFNB BANCORP, INC.
                                    FORM 10-Q
                      FOR THE QUARTER ENDED SEPTEMBER 2001


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Consolidated Summary of Operations
(Dollars in Thousands, except for per share data)

                                    At and For the                    At and For the Years Ended December 31,
                                      Nine Months                     ---------------------------------------
                                   Ended September 30,
                                   -------------------
                                      2001       2000         2000         1999         1998         1997         1996
                                      ----       ----         ----         ----         ----         ----         ----
Income and Expense:
   Interest income ...........   $   10,342    $   10,029    $   13,522    $   12,669    $   12,444    $   12,498    $   11,844
   Interest expense ..........        5,369         5,011         6,859         6,099         6,072         5,976         5,588
                                 ----------    ----------    ----------    ----------    ----------    ----------    ----------
   Net interest income .......        4,973         5,018         6,693         6,570         6,372         6,522         6,256
   Loan loss provision .......          148            47            54            78            78            60            80
                                 ----------    ----------    ----------    ----------    ----------    ----------    ----------
   Net interest income after
   loan loss Provision .......        4,825         4,971         6,639         6,492         6,294         6,462         6,176
   Non-interest income .......          821           750         1,053         1,050           981           804           762
   Non-interest expense ......        3,832         3,763         4,967         4,818         4,739         4,492         4,450
                                 ----------    ----------    ----------    ----------    ----------    ----------    ----------
   Income before income taxes         1,814         1,958         2,725         2,724         2,536         2,774         2,488
   Income taxes ..............          401           473           671           685           634           749           664
                                 ----------    ----------    ----------    ----------    ----------    ----------    ----------
   Net income ................   $    1,413    $    1,485    $    2,054    $    2,039    $    1,902    $    2,025    $    1,824
                                 ==========    ==========    ==========    ==========    ==========    ==========    ==========
Per Share:  (1)
   Net income ................   $     1.05    $     1.09    $     1.51    $     1.48    $     1.38    $     1.47    $     1.33
   Cash dividends paid .......          .44           .42           .56           .51           .46           .46           .45
   Average shares outstanding     1,340,749     1,358,633     1,355,624     1,375,572     1,378,339     1,381,800     1,375,875
Average Balance Sheet:
   Loans .....................   $  139,468    $  133,350    $  134,325    $  123,185    $  116,490    $  116,771    $  112,341
   Investments ...............       50,554        46,038        45,877        48,726        44,906        39,335        38,299
   Other earning assets ......        9,339         1,608         1,345         2,739         4,952         5,053         3,739
   Total assets ..............      210,011       191,531       196,727       186,597       177,643       171,159       164,512
   Deposits ..................      150,820       138,766       139,774       138,963       131,366       129,054       131,401
   Other interest-bearing
   liabilities ...............       31,781        28,591        31,203        23,458        22,660        20,198        14,860
   Stockholders' equity ......       26,008        22,925        23,910        22,874        22,264        20,690        19,512
Balance Sheet Data:
   Loans .....................   $  141,483    $  134,701    $  137,360    $  134,423    $  118,558    $  119,045    $  115,590
   Investments ...............       51,415        46,068        46,185        46,877        47,179        41,545        36,458
   Other earning assets ......        9,033         8,402         5,940         1,343         6,105         1,708         6,856
   Total assets ..............      212,254       199,916       203,054       196,122       185,258       173,866       170,086
   Deposits ..................      151,934       139,074       143,169       138,606       137,679       127,719       131,400
   Other interest-bearing
   liabilities ...............       32,601        35,518        33,477        33,224        22,709        22,802        16,951
   Stockholders' equity ......       26,216        24,111        25,050        23,047        23,480        22,105        20,657
Ratios:  (2)
   Return on average assets ..          .90%         1.03%         1.04%         1.09%         1.07%         1.18%         1.11%
   Return on average equity ..         7.24%         8.64%         8.59%         8.91%         8.54%         9.79%         9.35%
   Dividend payout ratio .....        41.68%        38.32%        36.89%        34.09%        33.59%        31.65%        33.95%
   Average equity to average
   assets ratio ..............        12.38%        11.97%        12.34%        11.75%        12.53%        12.71%        11.86%

(1) Per share data has been calculated on the weighted average number of shares outstanding.

(2) The ratios for the nine month period ending September 30, 2001 and 2000 are annualized.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This Form 10-Q, both in the MD & A and elsewhere, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about our confidence and strategies and our expectations about new and existing programs and products, relationships, opportunities, technology and market conditions. These statements may be identified by such forward-looking terminology as "expect," "look," "believe," "anticipate," "may," "will," or similar statements or variations of such terms. Such forward-looking statements involve certain risks and uncertainties. These include, but are not limited to, the direction of interest rates, continued levels of loan quality and origination volume, continued relationships with major customers, and sources for loans, as well as the effects of economic conditions and legal and regulatory barriers and structure. Actual results may differ materially from such forward-looking statements. We assume no obligation for updating any such forward-looking statement at any time. Our consolidated financial condition and results of operations are essentially those of our wholly-owned subsidiary bank, Columbia County Farmers National Bank. Therefore, our discussion and analysis that follows is primarily centered on the performance of this bank.

EARNINGS SUMMARY

Net income for the nine months ended September 30, 2001 was $1.4 million or $1.05 per basic and diluted share. These results compare with net income of $1.5 million, or $1.09 per basic and diluted share for the same period in 2000. Annualized return on average equity decreased to 7.24 percent from 8.64 percent, while the annualized return on average assets decreased to .90 percent from 1.03 percent, for the nine months ended September 30, 2001 and 2000, respectively.

Net income was $449 thousand or $.33 per basic and diluted share for the three month period ended September 30, 2001, compared with $524 thousand or $0.39 per basic and diluted share for the same period in 2000.

Net interest income continues to be the largest source of our operating income. Net interest income on a tax equivalent basis decreased to $5.2 million at September 30, 2001, compared with $5.3 million for the nine months ended September 30, 2000. The decrease in net interest income is primarily due to the yield on loans and investment securities decreasing at a faster pace than the cost of interest on deposits for both the nine months and three months ended September 30, 2001 compared to the prior year. This decrease was partially mitigated by changing interest rates. The net interest margin declined to 3.49 percent for the nine months ended September 30, 2001, compared to 3.94 percent for the nine months ended September 30, 2000. Beginning in January 2001 the Federal Reserve decreased interest rates eight times during the nine months ended September 30, 2001 amounting to 350 basis points due to general weakness in the economy. Further declines in short-term interest rates are possible which may affect net interest income during the remainder of 2001.

Average interest earning assets increased $18.4 million or 10.1 percent for the nine months ended September 30, 2001 over the same period in 2000. This was mainly the result of the increases in average balances of loans of $6.1 million or 4.6 percent, investments of $4.5 million or 9.8 percent and federal funds sold and interest-bearing deposits with other financial institutions of $7.7 million.

Average interest bearing liabilities for the nine months ended September 30, 2001 increased $14.6 million or 9.5 percent from the same period in 2000. Average short-term borrowings remained at 20.4 million and long-term debt, which includes primarily FHLB advances, increased $3.2 million, or 40 percent. Average demand deposits increased $637 thousand from 2000 balances. During the first half of 2001, in conjunction with declining interest rates, we began to extend maturities on short-term borrowings by converting to longer term Federal Home Loan Bank advances. The extension of maturities is part of an effort to more closely match a portion of our funding sources with our mortgage portfolio and reduce interest rate risk.

The average interest rate on total interest earning assets was 7.15 percent for the nine months ended September 30, 2001, compared with 7.39 percent for the nine months ended September 30, 2000. The average interest rate for loans decreased 23 basis points to 7.71 percent. Other short-term interest rates decreased 1.40 basis points to 5.15 percent. Average interest rates on deposits decreased by 1 basis point to 4.10 percent. Average interest rates also decreased on total interest bearing liabilities by 9 basis points to 4.25 percent from 4.34 percent. The reason for these decreases on interest bearing liabilities was primarily attributed to the decreasing rates on all deposit liabilities and the tied-to-prime interest rates paid on repurchase agreements with large customers. The net interest margin decreased to 3.49 percent for the nine months ended Septemer 30, 2001 from 3.94 percent for the nine months ended September 30, 2000.

NET INTEREST INCOME

Net interest income remained constant at $1.6 million for the three months ended September 30, 2001 compared with the same period in 2000.

The following table reflects the components of net interest income for each of the nine months ended September 30, 2001 and 2000.

          ANALYSIS OF AVERAGE ASSETS, LIABILITIES AND CAPITAL EQUITY
                                     AND
                NET INTEREST INCOME ON A TAX EQUIVALENT BASIS

AVERAGE BALANCE SHEET AND RATE ANALYSIS
(Dollars in Thousands)

                                                                 Nine Month Ended September 30, 2001 and 2000
                                                                   Interest   Average           Interest   Average
                                                          Average   Income /  Yield / Average   Income /   Yield /
                                                          Balance   Expense    Rate   Balance   Expense    Rate
                                                          -------   -------   ------  -------   --------   -------
                                                            (1)       (2)                (1)       (2)

ASSETS:
Interest-bearing deposits with other financial
institutions........................................      $  6,213  $    247    5.30%  $    467   $    23    6.57%
Investment securities (3)...........................        50,554     1,959    5.70%    46,038     2,013    5.85%
Federal funds sold..................................         2,000        58    3.87%        15         0     .00%
Loans ..............................................       139,468     8,022    7.71%   133,350     7,937    7.94%

Other assets/equity securities......................         1,126        56    6.63%     1,126        56    6.63%
                                                          --------        --           --------       ---

Total interest earning assets.......................      $199,361  $ 10,342    7.15%  $180,996  $ 10,029    7.39%

Reserve for loan losses.............................       (1,015)                      (1,020)
Cash and due from banks.............................         4,902                        2,040
Other assets........................................         6,763                        9,515
                                                          --------                     --------

Total assets........................................      $210,011                     $191,531
                                                          --------                     --------

LIABILITIES AND CAPITAL:
Interest bearing deposits...........................      $136,634  $  4,202    4.10%  $125,217  $  3,806    4.11%
Short-term borrowings...............................        20,419       607    3.96%    20,477       839    5.46%
Long-term borrowings................................        11,362       560    6.57%     8,114       366    6.01%
                                                          --------  --------           --------  --------

Total interest-bearing liabilities..................      $168,415  $  5,369    4.25%  $153,808  $  5,011    4.34%
                                                          --------  --------           --------  --------

Demand deposits.....................................      $ 14,186                     $ 13,549
Other liabilities...................................         1,402                        1,249
Stockholders' equity................................        26,008                       22,925
                                                          --------                     --------

Total liabilities and capital.......................      $201,011                     $191,531
                                                           =======                      =======


NET INTEREST INCOME
  NET INTEREST MARGIN (4)...........................                $  4,973    3.33%            $  5,018    3.70%
                                                                    ========    ====             ========    ====


TAX EQUIVALENT NET INTEREST INCOME /
  NET INTEREST MARGIN (5)...........................                $  5,219    3.49%            $  5,348    3.94%
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

(5) Interest and yield are presented on a tax-equivalent basis using 34 percent for 2001 and 2000.

The following table demonstrates the relative impact on net interest income of changes in volume of interest earnings assets and interest bearing liabilities and changes in rates earned and paid by us on such assets and liabilities.

           CHANGE IN NET INTEREST INCOME ON A TAX EQUIVALENT BASIS

                                                                   Nine Months Ended September 30, 2001
                                                                            Compared with 2000
                                                                         Increase (Decrease) (2)
                                                                      Volume    Rate    Total
                                                                      ------    ----    -----
                                                                              (in thousands)
Interest income:
        Loans (1)................................................       486     (307)    179
        Investments..............................................       264      (69)    195
        Federal funds sold and other short-term investments......         0        1       1

Interest expense:
        Deposits.................................................       469      (13)    456
        Short-term borrowings....................................        (3)    (307)   (310)
        Long -term debt..........................................       195       45     240

Net:                                                                     89      100     (11)

(1) Interest income is adjusted to a tax equivalent basis using a 34 percent tax rate.

(2) Variances resulting from a combination of changes in volume and rates are allocated to the categories in proportion to the absolute dollar amounts of the change in each category.

Average interest earning assets at September 30, 2001 increased by 10.1 percent over September 30, 2000 to $199.4 million from $181 million.

Average loans outstanding increased from $133.4 million to $139.5 million or
4.6 percent for the nine months ended September 30, 2001, as compared to the nine months ended September 30, 2000.

The outstanding balance of loans at September 30, 2001 was $141.5 million compared to $137.4 million at December 31, 2000.

Interest income from investment securities remained at $2.0 million for the nine months ended September 30, 2001 and 2000. The average balance of investment securities for the nine months ended September 30, 2001 increased 10 percent to $50.6 million, compared to the $46 million for the same period of 2000.

Total interest expense increased $358 thousand or 7.1 percent for the first nine months of 2001 as compared to the first nine months of 2000. The cost of interest bearing liabilities decreased on an average yield basis from 4.34 percent through September 2000 compared to 4.25 percent through September 2001. The average yield on interest earning assets decreased from 7.39 percent to 7.15 percent through September 2000 and 2001, respectively.

Average short-term borrowings decreased slightly from $20.5 million at September 30, 2000 to $20.4 million at September 30, 2001.

Long-term borrowings from Federal Home Loan Bank increased from an average $8.1 million at Setpember 30, 2000 to $11.4 million at September 30, 2001. $2 million of long-term debt was repaid during the second quarter of 2001.

NON-INTEREST INCOME

The following table presents the components of non-interest income for the nine months ended September 30, 2001 and 2000.

                                                           Nine Months Ended
                                                             September 30,
                                                             (In thousands)
                                                            2001        2000
                                                            ----        ----
Service charges and fees............................       $  453      $  447
Trust Department income.............................          165         121
Investment securities gain - net....................           71           0
Third party brokerage income........................           43          77
Other...............................................           89         105
                                                               --         ---
        Total.......................................         $821        $750

Non-interest income continues to represent a considerable source of our income. We are committed to increasing non-interest income. Increases will be from our existing sources of non-interest income and any new opportunities that may develop. For the nine months ended September 30, 2001, total non-interest income increased $71 thousand to $821 thousand or 9.5 percent, compared to $750 thousand for the nine months period ended September 30, 2000. Service charges and fees increased $6 thousand from $447 thousand at September 30, 2000 to $453 thousand or 1.3 percent at September 30, 2001. Trust Department income increased from $121 thousand at September 30, 2000 to $165 thousand or 36.4 percent at September 30, 2001. This increase was attributed to new trust customers, especially one large financial management account. Third party brokerage income reflected a $34 thousand decrease or 44.2 percent comparing September 30, 2000 to September 30, 2001. Income from this source is dependent upon the investment climate.

Other non-interest income decreased from $105 thousand at September 30, 2000 to $89 thousand or 15.2 percent at September 30, 2001. This decrease was comprised mostly of penalties received on early withdrawals of Certificates of Deposit due to declining interest rates during 2000 with fewer certificates redeemed early.in 2001.

For the quarter ended September 30, 2001, total non-interest income was $274 thousand compared to $250 thousand for the quarter ended September 30, 2000.

NON-INTEREST EXPENSE

The following table presents the components of non-interest expense for the six months ended September 30, 2001 and 2000.

                                                    Nine Months Ended
                                                      September 30,
                                                     2001        2000
                                                     ----        ----
                                                  (Dollars in Thousands)
Salaries and  wages..........................     $  1,524   $   1,513
Employee benefits............................          518         486
Net occupancy expense........................          281         249
Furniture and equipment expense..............          406         466
State shares tax.............................          181         164
Other expense................................          922         885
                                                   -------    --------

        Total................................     $  3,832   $   3,763
                                                   =======    ========

Non-interest expense remained constant at $3.8 million at September 30, 2000 and 2001.

Generally, non-interest expense accounts for the cost of maintaining facilities; providing salaries and benefits to employees; and paying for insurance, supplies, advertising, data processing services, taxes and other related expenses. Some of the costs and expenses are variable while others are fixed. To the extent possible, we utilize budgets and related measures to control variable expenses.

Salaries remained at $1.5 million at September 30, 2001 and 2000. A 6.6 percent increase was reflected in employee benefits from $486 thousand at September 30, 2000 to $518 thousand at September 30, 2001. Increased cost of employee benefits, specifically health coverage, accounted for the increase in employee benefits.

Occupancy expense and furniture and equipment expense reflects a $28 thousand or 3.9 percent decrease for the first nine months of 2001 compared to the first six months of 2000. Less depreciation expense on furniture and fixtures is the reason for this decrease.

Pennsylvania Bank Shares Tax increased 10.4 percent from $164 thousand at September 30, 2000 to $181 thousand at September 30, 2001.

Other expenses increased 4.2 percent from $885 thousand at September 30, 2000 to $922 thousand at September 30, 2001.

The efficiency ratio measures a bank's gross operating expense as a percentage of fully-taxable equivalent net interest income and other non-interest income without taking into account security gains and losses and other non-recurring items. Our efficiency ratio for the nine months ended September 30, 2001 was
63.44 percent, compared with an efficiency ratio of 60.64 percent for the year ended December 31, 2000. We strive to control our efficiency ratio and expenses as a means of producing increased earnings for our shareholders and constantly look for ways to lower our efficiency ratio. In comparison with our peer-group of commercial banks, our efficiency ratio is in the 55 percentile with peers being 66.08 percent.

INCOME TAXES

Income tax expense as a percentage of pre-tax income was 22.1 percent and 20.8 percent for the nine and three months ended September 30, 2001 respectively, compared with 24.2 percent and 24.2 percent for the same periods in 2000. The effective tax rate for 2001 is expected to approximate 34 percent.

ASSET / LIABILITY MANAGEMENT

INTEREST RATE SENSITIVITY

Our success is largely dependent upon our ability to manage interest rate risk. Interest rate risk can be defined as the exposure of our net interest income to the movement in interest rates. We do not currently use derivatives to manage market and interest rate risks. Our interest rate risk management is the responsibility of the Asset / Liability Management Committee ("ALCO"), which reports to the Board of Directors. ALCO establishes policies that monitor and coordinate our sources, uses and pricing of funds as well as interest-earning asset pricing and volume.

We use a simulation model to analyze net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on various interest rate scenarios over a 12 and 24 month period. The model is based on the actual maturity and repricing characteristics of rate sensitive assets and liabilities. The model incorporates assumptions regarding the impact of changing interest rates on the prepayment rates of certain assets and liabilities. In a continued declining interest rate environment, our net interest income is not expected to change materially.

LIQUIDITY

Liquidity measures the ability to satisfy current and future cash flow needs as they become due. Maintaining a level of liquid funds through asset / liability management seeks to ensure that these needs are met at a reasonable cost. On the asset side, liquid funds are maintained in the form of cash and due from banks, federal funds sold, investment securities maturing within one year, and security and loan payments. Liquid assets amounted to $101.4 million and $84.5 million at September 30, 2001 and December 31, 2000, respectively. This represents 50.9 percent and 44.1 percent of earning assets, and 47.8 percent and 41.6 percent of total assets at September 30, 2001 and December 31, 2000, respectively.

On the liability side, the primary source of funds available to meet liquidity needs is our core deposit base, which generally excludes certificates of deposit over $100 thousand . Core deposits averaged approximately $125.2 million for the nine months ended September 30, 2001 and $122.6 million for the year ended December 31, 2000, representing 62.8 percent and 67.1 percent of average earning assets. Short-term and long-term borrowings through federal funds lines, repurchase agreements, Federal Home Loan Bank advances and large dollar certificates of deposit, generally those over $100 thousand, are used as supplemental funding sources. Additional liquidity is derived from scheduled loan and investment payments of principal and interest, as well as prepayments received. For the nine months ended September 30, 2001 there were $25.4 million of proceeds from the sales, maturities and redemptions of investment securities available for sale. Purchases of investment securities for the nine months ended September 30, 2001 were $29.8 million. Short-term borrowings and certificates of deposit over $100 thousand amounted to $46 million and $37.5 million, on average, for the nine months ended September 30, 2001 and the year ended December 31, 2000, respectively.

Our cash requirements consist primarily of dividends to shareholders. This cash need is routinely satisfied by dividends collected from the bank along with cash and investments owned. Projected cash flows from this source are expected to be adequate to pay dividends, given the current capital levels and current profitable operations of the bank. In addition, we may repurchase shares of our outstanding common stock for benefit plans and other corporate purposes. The cash required for a purchase of shares can be met by using our own funds, dividends received from the bank, and borrowed funds.

As of September 30, 2001, we had $51.4 million of securities available for sale recorded at their fair value, compared with $46.2 million at December 31, 2000. As of September 30, 2001, the investment securities available for sale had an unrealized gain of $468 thousand, net of deferred taxes, compared with an unrealized loss of $89 thousand, net of deferred taxes, at December 31, 2000. This change was primarily due to an increase in investment values resulting from a decreasing interest rate environment. These securities are not considered trading account securities which may be sold on a continuous basis, but rather are securities which may be sold to meet our various liquidity and interest rate requirements.

NON-PERFORMING ASSETS

Shown below is a summary of past due and non-accrual loans:

                                                   (Dollars in thousands)
                                                   September   December
                                                    30, 2001    31, 2000
                                                   ---------   ---------
Past due and non-accrual:
        Days 30 - 89..........................        $ 1,282     $ 1,340
        Days 90 plus..........................            572         344
                Non-accrual...................            854         312
                                                          ---         ---
  Total                                                $2,708      $1,996

Past due and non-accrual loans increased to $2.7 million at September 30, 2001 from $2.0 million at December 31, 2000. The major portion of the increase was attributable to increases in commercial and mortgage loans, particularly commercial mortgages. The loan delinquency expressed as a ratio to total loans was 1.9% and 1.4% at September 30, 2001 and December 31, 2000, respectively.

Any loans classified for regulatory purposes as loss, doubtful, substandard, or special mention that have not been disclosed under Industry Guide 3 do not
(i) represent or result from trends or uncertainties which we reasonably expect will materially impact future operating results, liquidity, or capital resources, or (ii) represent material credits about which we are aware of any information which causes us to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

We adhere to principles provided by Financial Accounting Standards Board Statement No. 114, "Accounting by Creditors for Impairment of a Loan" - Refer to Note 2 above for other details.

The following analysis provides a schedule of loan maturities/interest rate sensitivities. This schedule presents a repricing and maturity analysis as required by the FFIEC:

                                                                                               (Dollars
                                                                                                  in
                                                                                               Thousands)
                                                                                          September 30, 2001
                      MATURITY AND REPRICING DATA FOR LOANS AND LEASES
Closed-end loans secured by first liens and 1-4 family residential properties with a remaining maturity or repricing frequency of:
        (1) Three months of less............................................................. $   3,028
        (2) Over three months through 12 months..............................................    18,154
        (3) Over one year through three years................................................    30,477
        (4) Over three years through five years..............................................     1,504
        (5) Over five years through 15 years.................................................     9,456
        (6) Over 15 years....................................................................     1,936
All loans and leases other than closed-end loans secured by first liens on 1-4 family residential properties with a remaining maturity or repricing frequency of:
        (1) Three months of less.............................................................    13,690
        (2) Over three months through 12 months..............................................    17,767
        (3) Over one year through three years................................................    15,764
        (4) Over three years through five years .............................................     7,023
        (5) Over five years through 15 years.................................................    16,040
        (6) Over 15 years....................................................................     6,138
                                                                                              ----------
               Sub-total..................................................................... $ 140,977
                                                                                              ----------
Add:    non-accrual loans not included above.................................................       854
Less:   unearned income......................................................................      (348)
                                                                                              ----------
               Total Loans and Leases........................................................ $ 141,483

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses reflected a balance of $1 million or .07 percent of total loans at September 30, 2001 and December 31, 2000. The allowance is believed adequate for possible loan losses in the future.

The provision for loan losses increased $101 thousand or 214.8 percent to $148 thousand for the first nine months of 2001 compared to a year ago. We increased the loan loss provision due to charge-offs and possible charge offs during 2001.

Because our loan portfolio contains a significant number of commercial loans with relatively large balances the deterioration of one or several of these loans may result in a possible significant increase in non-performing loans. An increase in non-performing loans could result in a loss of interest income, higher carrying costs, and an increase in the provision for loan losses and loan charge-offs.

We maintain an allowance for loan losses to absorb any loan losses based on our historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. In evaluating our allowance for loan losses, we segment our loans into the following categories:

     -   Commercial (including investment property mortgages),
     -   Residential mortgages, and
     -   Consumer.

We evaluate some loans as a homogeneous group and others on an individual basis. Commercial loans with balances exceeding $250 thousand are reviewed individually. After our evaluation of these loans, we determine the required allowance for loan losses based upon the following considerations:

     -   Historical loss levels,
     -   Prevailing economic conditions,
     -   Delinquency trends,
     -   Changes in the nature and volume of the portfolio,
     -   Concentrations of credit risk, and
     -   Changes in loan policies or underwriting standards.

Management and the Board of Directors review the adequacy of the reserve on a quarterly basis and adjustments, if needed, are made accordingly.

                                                                                      For the Nine Months
                                                                                      Ended September 30,
Amounts in thousands                                                                    2001        2000
--------------------                                                                    ----        ----

Average loans outstanding:                                                             $139,468    $133,850
Total loans at end of period                                                            141,483     137,360

        Balance at beginning of period  .......................................           1,008         985
        Total charge-offs ......................................................            145          68
         Total recoveries .....................................................              37          41
         Net charge-offs: .....................................................             108          27
         Provision for loan losses ............................................             148
 Balance at end of period .....................................................          $1,048      $1,005

Net charge-offs as a percent of average loans outstanding during period .......            .08%        .02%
Allowance for loan losses as a percent of total loans .........................            .74%        .73%

The provision for loan losses is based on our evaluation of the allowance for loan losses in relation to the credit risk inherent in the loan portfolio. In establishing the amount of the provision required, management considers a variety of factors, including but not limited to, general economic conditions, volumes of various types of loans, collateral adequacy and potential losses from significant borrowers. On a monthly basis, the Board of Directors and the bank's Credit Administration Committee review information regarding specific loans and the total loan portfolio in general in order to determine the amount to be charged to the provision for loan losses.

For the nine month periods ending September 30, 2001 and 2000, the provision for loan losses was $1,048,000 and $1,005,000 respectively.

CAPITAL ADEQUACY

A major strength of any financial institution is a strong capital position. This capital is very critical as it must provide growth, dividend payments to shareholders, and absorption of unforeseen losses. Our federal regulators provide standards that must be met. These standards measure "risk-adjusted" assets against different categories of capital. The "risk-adjusted" assets reflect off balance sheet items, such as commitments to make loans, and also place balance sheet assets on a "risk" basis for collectibility. The adjusted assets are measured against the standards of Tier I Capital and Total Qualifying Capital. Tier I Capital is common shareholders' equity. Total Qualifying Capital includes so-called Tier II Capital which is common shareholders' equity and the allowance for loan and lease losses. The allowance for loan and lease losses must be lower than or equal to common shareholders' equity to be eligible for Total Qualifying Capital.

We exceed all minimum capital requirements as reflected in the following table:

                                                                September 30, 2001        December 31, 2000
                                                                ------------------        -----------------
                                                                          Minimum                    Minimum
                                                              Calculated  Standard    Calculated     Standard
                                                                Ratios      Ratios      Ratios        Ratios
                                                                ------      ------      ------        ------

Risk Based Ratios:
Tier I Capital to risk-weighted assets.....................     18.94%      4.00%       19.59%        4.00%
Total Qualifying Capital to risk-weighted assets...........     19.73%      8.00%       20.38%        8.00%

Additionally, certain other ratios also provide capital analysis as follows:

                                                                                     September   December
                                                                                      30, 2001    31, 2000
                                                                                      --------    --------

Tier I Capital to average assets................................................         12.06%      12.45%

We believes that the bank's current capital position and liquidity positions are strong and that its capital position is adequate to support its operations.

Book value per share amounted to $19.63 September 30, 2001, compared with $18.61 per share at December 31, 2000.

Our primary source of capital growth is through retention of earnings. Our rate of earnings retention, derived by dividing undistributed earnings by net income, was 58.3 percent for the nine months ended September 30, 2001, compared with
61.7 percent for the nine months ended September 30, 2000. Cash dividends declared amounted to $0.44 per share, for the nine months ended September 30, 2001, equivalent to a dividend payout ratio of 41.68 percent, compared with
38.32 percent for the same period in 2000. The annual dividend rate was increased from $0.56 per share, to $0.59 per share. The increased cash dividend, which is payable quarterly, began on June 28, 2001. Our Board of Directors continues to believe that cash dividends are an important component of shareholder value and that, at the bank's current level of performance and capital, we expect to continue our current dividend policy of a quarterly cash distribution of earnings to our shareholders.

RECENT ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS No. 141), was issued by the Financial Accounting Standards Board (FASB) on June 27, 2001. SFAS No. 141 eliminated pooling of interests accounting for mergers. All transactions initiated after June 30, 2001 must use purchase accounting. SFAS No. 141 also redefines intangible assets and requires separation of intangible assets from goodwill and requires non-amortization of new goodwill and certain intangible assets. We anticipate that the adoption of SFAS No. 141 will not have a material impact on the financial statements.

Statement of Financial Accounting Standards No. 142, "Goodwill and Intangible Assets" (SFAS No. 142), was issued by the Financial Accounting Standards Board on June 27, 2001. SFAS No. 142 eliminates the amortization of existing goodwill and requires evaluating goodwill for impairment on an annual basis whenever circumstances occur that would reduce the fair value. SFAS No. 142 also requires allocation of goodwill to reporting segments defined by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This Statement is effective for fiscal years beginning after December 15, 2001. We anticipate that the adoption of SFAS No. 142 will not have a material impact on our financial statements.

PART II - OTHER INFORMATION:


Item 1.  Legal Proceedings

Management and the Corporation's legal consel are not aware of any litigation that would have a material adverse effect on the consolidated financial position of the Corporation. There are no proceedings pending other than the ordinary routine litigation incident to the business of the Corporation and its subsidiary, Columbia County Farmers National Bank. In addition, no material proceedings are pending or are known to be threatened or contemplated against the Corporation and the Bank by government authorities.

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

                                        CCFNB BANCORP, INC.
                                                (Registrant)

                                        By  /s/ PAUL E. RIECHART
                                            ---------------------------
                                            Paul E. Reichart
                                            President & CEO

                                        Date: November 8, 2001

                                        By  /s/ VIRGINIA D. KOCHER
                                            ---------------------------
                                            Virginia D. Kocher
                                            Treasurer

                                        Date: November 8, 2001