Form 10-K405
period 2001-12-30
CCFNB BANCORP INC
filed 2002-03-28
CIK 731122

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No______

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting and non-voting equity held by non-affiliates of the Registrant based on the average of the bid and asked prices of $21.39 at February 28, 2002, was $28,208,319.

         As of February 28, 2002, the Registrant had outstanding 1,318,762 shares of its common stock, par value $1.25 per share.

                       DOCUMENTS INCORPORATED BY REFERENCE

         In addition, portions of the Annual Report to stockholders of the Registrant for the year ended December 31, 2001, are incorporated by reference in Part II of this Annual Report.

                                  Page 1 of 70
                            Exhibit Index on Page 28

                               CCFNB BANCORP, INC.
                                    FORM 10-K

                                      INDEX

Part I                                                                                                    Page
Item 1.      Business.............................................................................................3
Item 2.      Properties..........................................................................................19
Item 3.      Legal Proceedings...................................................................................19
Item 4.      Submission of Matters to a Vote of Security Holders.....................................Not Applicable

Part II

Item 5.      Market for the Registrant's Common Equity and Related Stockholder Matters...........................20
Item 6.      Selected Financial Data.............................................................................20
Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations...............20
Item 7A.     Quantitative and Qualitative Disclosures about Market Risk..........................................20
Item 8.      Financial Statements and Supplementary Data.........................................................20
Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial
              Disclosure.............................................................................Not Applicable

Part III

Item 10.     Directors and Executive Officers of the Registrant..................................................21
Item 11.     Executive Compensation..............................................................................22
Item 12.     Security Ownership of Certain Beneficial Owners and Management......................................25
Item 13.     Certain Relationships and Related Transactions......................................................25
Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K.....................................25

SIGNATURES.......................................................................................................26

INDEX TO EXHIBITS................................................................................................28

                               CCFNB BANCORP, INC.
                                    FORM 10-K

PART I

ITEM 1.  BUSINESS

GENERAL

We are a registered financial holding company, bank holding company, and Pennsylvania business corporation, and are headquartered in Bloomsburg, Pennsylvania. We have one wholly-owned subsidiary which is Columbia County Farmers National Bank or referred to as the Bank. A substantial part of our business consists of the management and supervision of the Bank. Our principal source of income is dividends paid by the Bank. At December 31, 2001, we had approximately:

         o        $214 million in total assets;

         o        $142 million in loans;

         o        $156 million in deposits; and

         o        $26 million in stockholders' equity.

The Bank is a national banking association and member of the Federal Reserve System whose deposits are insured by the Bank Insurance Fund of the FDIC. The Bank is a full-service commercial bank providing a range of services and products, including time and demand deposit accounts, consumer, commercial and mortgage loans to individuals and small to medium-sized business in its Northcentral Pennsylvania market area. The Bank operates also a full-service trust department. A third-party brokerage is also resident in the Bank's main office in Bloomsburg, Pennsylvania. At December 31, 2001, the Bank had six branch banking offices which are located in the Pennsylvania county of Columbia.

We consider our branch banking offices to be a single operating segment, because these branches have similar:

         o        economic characteristics,

         o        products and services,

         o        operating processes,

         o        delivery system,

         o        customer bases, and

         o        regulatory oversight.

We have not operated any other reportable operating segments in the 3-year period ended December 31, 2001.

In January, 2001, we purchased a 50% interest in a local insurance agency. The name of this agency is Neighborhood Group, Inc. and trades under two fictitious names: Neighborhood Advisors (insurance agency) and Neighborhood Group Financial Services (insurance and investment). Through this joint venture, we sell insurance products and services, annuities and other investment products.

As of December 31, 2001, we had 84 employees on a full-time equivalent basis. The Company and the Bank are not parties to any collective bargaining agreement and employee relations are considered to be good.

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

INTERCOMPANY TRANSACTIONS

Various governmental requirements, including Sections 23A and 23B of the Federal Reserve Act and new Regulation W of the Federal Reserve Board, limit borrowings by us from the Bank and also limit various other transactions between us and the Bank. For example, Section 23A of the Federal Reserve Act limits to no more than ten percent of its total capital the aggregate outstanding amount of the Bank's loans and other "covered transactions" with any particular non-bank affiliate (including a financial subsidiary) and limits to no more than 20 percent of its total capital the aggregate outstanding amount of the Bank's covered transactions with all of its affiliates (including financial subsidiaries). At December 31, 2001, approximately $5 million was available for loans to us from the Bank. Section 23A of the Federal Reserve Act also generally requires that the Bank's loans to its non-bank affiliates (including financial subsidiaries) be secured, and Section 23B of the Federal Reserve Act generally requires that the Bank's transactions with its non-bank affiliates (including financial subsidiaries) be on arm's-length terms. Also, we, the Bank, and any financial subsidiary are prohibited from engaging in certain "tie-in" arrangements in connection with extensions of credit or provision of property or services.

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

Commercial loans and commercial real estate loans comprised 33% of our total consolidated loans as of December 31, 2001. Commercial loans are typically larger than residential real estate loans and consumer loans. Because our loan portfolio contains a significant number of commercial loans and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans may cause a significant increase in nonperforming loans. An increase in nonperforming loans could result in a loss of earnings from these loans, an increase in the provision for loan losses and loan charge-offs.

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

We, like other bank holding companies, are required to maintain Tier 1 and "Total Capital" (the sum of Tier 1 and Tier 2 capital, less certain deductions) equal to at least four percent and eight percent of their total risk-weighted assets (including certain off-balance sheet items, such as unused lending commitments and standby letters of credit), respectively. At December 31, 2001, we met both requirements, with Tier 1 and Total Capital equal to 19.06 percent and 19.82 percent of total risk-weighted assets.

The Federal Reserve Board has adopted rules to incorporate market and interest rate risk components into their risk-based capital standards. Under these market-risk requirements, capital will be allocated to support the amount of market risk related to a financial institution's ongoing trading activities.

The Federal Reserve Board also requires bank holding companies to maintain a minimum "Leverage Ratio" (Tier 1 capital to adjusted total assets) of three percent if the bank holding company has the highest regulatory rating and meets certain other requirements, or of three percent plus an additional cushion of at least one to two percentage points if the bank holding company does not meet these requirements. At December 31, 2001, our leverage ratio was 12.44 percent.

The Federal Reserve Board may set capital requirements higher than the minimums noted above for holding companies whose circumstances warrant it. For example, bank holding companies experiencing or anticipating significant growth may be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve Board has indicated that it will consider a "Tangible Tier 1 Leverage Ratio" (deducting all intangibles) and other indicia of capital strength in evaluating proposals for expansion or new activities or when a bank holding company faces unusual or abnormal risk. The Federal Reserve Board has not advised us of any specific minimum leverage ratio applicable to us.

The Bank is subject to similar risk-based capital and leverage requirements adopted by the Comptroller of the Currency. The Bank was in compliance with the applicable minimum capital requirements as of December 31, 2001. The Comptroller of the Currency has not advised the Bank of any specific minimum leverage ratio applicable to the Bank.

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

Rules adopted by the Comptroller of the Currency under FDICIA provide that a national bank is deemed to be well capitalized if the bank has a total risk-based capital ratio of ten percent or greater, a Tier 1 risk-based capital ratio of six percent or greater, and a leverage ratio of five percent or greater and the institution is not subject to a written agreement, order, capital directive, or prompt corrective action directive to meet and maintain a specific level of any capital measure. As of December 31, 2001, the Bank was well-capitalized, based on the prompt corrective action ratios and guidelines described above. It should be noted, however, that a bank's capital category is determined solely for the purpose of applying the Comptroller of the Currency's prompt corrective action regulations, and that the capital category may not constitute an accurate representation of the bank's overall financial condition or prospects.

BROKERED DEPOSITS

Under FDIC regulations, no FDIC-insured bank can accept brokered deposits unless it (1) is well capitalized, or (2) is adequately capitalized and receives a waiver from the FDIC. In addition, these regulations prohibit any bank that is not well capitalized from paying an interest rate on brokered deposits in excess of three-quarters of one percentage point over certain prevailing market rates. As of December 31, 2001, the Bank held no brokered deposits.

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

At December 31, 2001, approximately $1.4 million was available for payment of dividends to us.

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

In the light of the recent favorable financial situation of the federal deposit insurance funds and the recent low number of depository institution failures, the annual insurance premiums on bank deposits insured by the BIF vary between $0.00 per $100 of deposits for banks classified in the highest capital and supervisory evaluation categories to $0.27 per $100 of deposits for banks classified in the lowest capital and supervisory evaluation categories. BIF assessment rates are subject to semi-annual adjustment by the FDIC within a range of up to five basis points without public comment. The FDIC also possesses authority to impose special assessments from time to time.

The Deposit Insurance Funds Act provides for assessments to be imposed on insured depository institutions with respect to deposits insured by the BIF ( in addition to assessments currently imposed on depository institutions with respect to BIF-insured deposits) to pay for the cost of Financing Corporation ("FICO") funding. The FDIC established the FICO assessment rates effective for the fourth quarter 2001 at approximately $0.184 per $100 annually for BIF-assessable deposits. The FICO assessments are adjusted quarterly to reflect changes in the assessment bases of the FDIC insurance funds and do not vary depending upon a depository institution's capitalization or supervisory evaluations. In 2001, the Bank paid FICO assessments of $26,778.

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

The Federal Reserve Board requires us to serve as a source of financial and managerial strength to the Bank and not to conduct our operations in an unsafe and unsound manner. Whenever the Federal Reserve Board believes an activity that we are doing or our control of a nonbank subsidiary (other than a nonbank subsidiary of the Bank) constitutes a serious risk to the financial safety, soundness, or stability of the Bank and is inconsistent with sound banking principles or the purposes of the federal banking laws, the Federal Reserve Board may require us to terminate that activity or to terminate control of that subsidiary. While the types of permissible activities are subject to change by the Federal Reserve Board, the principal nonbanking activities that presently may be conducted by a bank holding company or its subsidiary without prior approval of the Federal Reserve Board are:

         o Servicing Activities. Furnishing services for, or establish or acquire a company that engages solely in servicing activities for:

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

         o Safe deposit business. Conduct a safe deposit business or acquire voting securities of a company that conducts such business.

         o Securities or property representing five percent or less of any company. Acquiring five percent or less of the outstanding voting securities of any company regardless of that company's activities.

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

For the purposes of the CRA regulations, the Bank is deemed to be a "small bank," based upon financial information as of December 31, 2001. The Bank will be examined under the streamlined procedures. The Bank received a "satisfactory" CRA rating in its last CRA examination which was held in 1997.

CONCENTRATION

We are not dependent for deposits nor exposed by loan concentrations to a single customer or to a small group of customers the loss of any one or more of which would have a materially adverse effect on our financial condition.

FINANCIAL SERVICES MODERNIZATION

The Gramm-Leach-Bliley Act (the "GLB Act"), in general, took effect on March 11, 2000. The GLB Act contains some of the most far-reaching changes governing the operations of companies doing business in the financial services industry. The GLB Act eliminates the restrictions placed on the activities of banks and bank holding companies. By creating two new structures - financial holding companies and financial subsidiaries - we and the Bank will be allowed to provide a wider array of financial services and products that were reserved only for insurance companies and securities firms. In addition, we can now affiliate with an insurance company and a securities firm.

On December 19, 2000 we became a financial holding company. A financial holding company has authority to engage in activities referred to as "financial activities" that are not permitted to bank holding companies. A financial holding company may also affiliate with companies that are engaged in financial activities. A "financial activity" is an activity that does not pose a safety and soundness risk and is:

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

The term consumer is different from the term customer. A consumer means an individual who obtains or has obtained a financial product or service from the Bank that is to be used primarily for personal, family or household purposes or that individual's representative. A customer of the Bank is an individual with a continuous relationship with the Bank. The Office of the Comptroller of the Currency issued regulations (effective November 13, 2000, however, compliance was optional until July 1, 2001) which give several examples of a consumer and customer relationship:

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

         o A customer has a continuing relationship with the Bank if the customer:

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

         o A person does not, however, have a continuing relationship with the Bank and therefore is not a customer, if:

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

         o categories of nonpublic personal information that are collected by the Bank;

         o the policies that the Bank maintains to protect the confidentiality and security of nonpublic personal information;

         o        the disclosure, if required, under the Fair Credit Reporting
                  Act; and

         o in addition, the Bank must provide an opt out notice to each of its consumers and customers that explains accurately the right to opt out of any disclosure by the Bank of the customer's or consumer's nonpublic personal information and the means by which the customer or consumer may exercise the opt out right.

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

         o        with the consent of the customer or consumer;

         o to effect, administer or enforce a transaction requested or authorized by the customer or consumer;

         o the servicing or processing of a financial product or service requested or authorized by the customer or consumer;

         o the maintaining or servicing of the customer's or consumer's account with the Bank or with another entity as part of a private label credit card program;

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

TERRORIST ACTIVITIES

The Federal Bureau of Investigation or FBI has (and will) send our banking regulatory agencies lists of the names of persons suspected of involvement in the September 11, 2001, terrorist attacks on New York City and Washington, DC. The Bank has been requested (and will be requested) to search its records for any relationships or transactions with persons on those lists. If the Bank finds any relationships or transactions, the Bank must file a suspicious activity report and contact the FBI.

The Office of Foreign Assets Control or OFAC of the Department of the Treasury has (and will) send our banking regulatory agencies lists of names of persons and organizations suspected of aiding, harboring or engaging in terrorist acts. If the Bank finds any name on any transaction, account or wire transfer that is on an OFAC list, the Bank must freeze such account, file a suspicious activity report and notify the FBI. The Bank has appointed an OFAC compliance officer to oversee the inspection of its accounts and the filing of any notifications.

SUBPRIME LENDING

In January 2001, our federal banking regulatory agencies jointly issued expanded examination and supervision guidance relating to subprime lending activities. In the guidance, "subprime" lending generally refers to programs that target borrowers with weakened credit histories or lower repayment capacity. The guidance principally applies to institutions with subprime lending programs with an aggregate credit exposure equal to or greater than 25 percent of an institution's Tier 1 capital. Such institutions would be subject to more stringent risk management standards and, in many cases, additional capital requirements. As a starting point, the guidance generally expects that such an institution would hold capital against subprime portfolios in an amount that is one and one-half to three times greater than the amount appropriate for similar types of non-subprime assets. The Bank does not engage in any subprime lending programs.

In December 2000, the Federal Reserve Board published proposed regulations which would implement the Home Ownership and Equity Protection Act or HOEPA. This Act imposes additional disclosure requirements and certain substantive limitations on certain mortgage loans with rates or fees above specified levels. The proposed regulations would lower the rate levels that trigger the application of HOEPA and would include additional fees in the calculation of the fee amount that triggers HOEPA. The loans that the Bank currently makes are generally below the rate and fee levels that trigger HOEPA.

On June 23, 2001, the Governor of the Commonwealth of Pennsylvania signed into law Act 55 of 2001, the Mortgage Bankers and Brokers and Consumer Equity Protection Act. This law addresses what is known as "predatory lending", among other things, and is applicable to the Bank's closed-end home equity mortgage loans, involving property located in Pennsylvania, in an amount less than $100,000 made at a "high cost" which is generally the rate and point triggers in the HOEPA. Those HOEPA triggers are:

         o an annual percentage rate exceeding 10 percentage points above comparable term U.S. Treasury Securities; and/or

         o total points and fees payable by the consumer at or before closing that exceed the greater of 8 percent of the total loan amount or $400. The $400 is adjusted annually by the annual percentage change in the CPI, and for the year 2001, was $465 according to the Federal Reserve Board.

These loans are called "covered loans" under this law. If HOEPA's rate or point triggers are changed, then the definition of a covered loan under this law changes automatically. Loans with an original principal amount of $100,000 or more are not subject to this law, but may be subject to HOEPA.

Certain loan terms are prohibited or conditionally restricted in connection with a covered loan, such as: balloon payments, call provisions, negative amortization, increased interest rate upon default, and prepayment fees or penalties.

Certain acts or practices are prohibited, conditionally restricted, or required in connection with a covered loan, including the following:

         o a cautionary notice, in writing, is required to be provided by the Bank to the borrower at least three business days prior to consummation of the mortgage transaction;

         o it is impermissible to engage in a pattern or practice of making covered loans without due regard to the consumer's ability to repay the loan;(1)

         o there are restrictions on the Bank refinancing an existing covered loan held by it with a new covered loan such that no points may be charged to the extent the proceeds are used to refinance the existing covered loan if the most recent financing was within one year;

         o the Bank may not refinance a zero interest rate or low-rate loan made by a governmental or nonprofit lender with a covered loan unless the loan is at least ten years old or the current holder of the loan consents to the refinancing;

----------

(1) The consumer's ability to repay applies under this law only to persons whose income is 120% or less of the median family income under the metropolitan statistical area or nonmetropolitan family income statistics. There is a statutory presumption that a consumer can repay the covered loan if the monthly payment does not exceed 50% of the consumer's monthly gross income. There is no statutory presumption that a consumer cannot make the payments even if the 50% monthly gross income level is exceeded by the required monthly loan payments.

         o the Bank may not pay proceeds from a covered loan directly to a home improvement contractor but instead must disburse the loan proceeds through an instrument payable to the borrower (statutorily defined as the person obligated to repay a covered loan) individually or jointly with the contractor or, at the borrower's election through a third party escrow agent in accordance with the terms of a written agreement signed by the borrower, the Bank, and home improvement contractor prior to disbursement of funds to the contractors;

         o the Bank may not sell single premium credit insurance in connection with a covered loan unless the Bank offers the borrower the option of purchasing all such credit insurance on a monthly basis (compliance with this provision is required by 18 months to 2 years after June 25, 2002);

         o a credit insurance notice, in writing, must be provided to the borrower stating that his or her purchase of credit insurance is not a required condition of obtaining the covered loan, and that the borrower may cancel the credit insurance within 30 days of the date of the covered loan in order to receive a full refund (meaning a credit to the loan balance or cash, at the Bank's or insurance company's discretion);

         o the Bank shall maintain records related to covered loans that will facilitate the Pennsylvania Department of Banking determining compliance;

         o the Bank or its servicer shall file quarterly reports of favorable and unfavorable credit history of the borrower with a nationally recognized consumer credit reporting agency, but this requirement shall not prevent the Bank or servicer from agreeing with the borrower not to report payment history information related to resolved or unresolved disputes with a borrower, and this provision shall not apply to covered loans held or serviced by the Bank for less than 90 days; and

         o the Bank shall verify that each mortgage broker with whom it does business in connection with covered loans holds the required license to engage in business in Pennsylvania.

A borrower or borrower can institute a civil action to recover damages from the Bank if it engages in the above practices with respect to a covered loan. Moreover, the Pennsylvania Department of Banking can impose monetary penalties; revoke a license; issue a cease and desist order; and removal persons from their employment in the mortgage finance industry or in any other capacity related to these prohibited activities.

SALES OF INSURANCE

On April 1, 2001, our federal banking regulatory agencies finalized their consumer protection rules with respect to the retail sale of insurance products by the Company, the Bank, or a subsidiary or joint venture of the Company or the Bank. These rules cover generally practices, solicitations, advertising or offers of any insurance product by a depository institution or any person that performs such activities at an office of, or on behalf of, the Company or the Bank. Moreover, these rules include specific provisions relating to sales practices, disclosures and advertising, the physical separation of banking and nonbanking activities, and domestic violence discrimination.

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

MARKETING AREA

The Bank's primary market area is Columbia County, a 484 square mile area located in Northcentral Pennsylvania with a population of approximately 64,157 based on 2000 census data. The Town of Bloomsburg is the County's largest municipality and its center of industry and commerce. Bloomsburg has a population of approximately 12,375 based on 2000 census data, and is the county seat. Berwick, located on the eastern boundary of the County, is the second largest municipality, with a 2000 population of approximately 10,774. The Bank currently serves its market area through six branch offices located in Bloomsburg, Benton, Lightstreet, Millville, Orangeville and South Centre, Columbia County.

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

Our remaining banking centers, all of which we own, are described as follows:

                              Approximate
      Location               Square Footage         Use
-------------------------------------------------------------------------
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

PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

We had 754 stockholders of record including individual participants in security position listings and 1,318,762 shares of common stock, par value of $1.25 per share, the only authorized class of common stock, outstanding as of February 28, 2002. Our common stock trades under the symbol "CCFN." As of February 28, 2002, six firms were identified on the interdealer electronic bulletin board system as market makers in our common stock. The following information is reported by one of our market makers: Tucker Anthony of Lancaster, Pennsylvania. These quotations represent prices between buyers and sellers and do not include retail makeup, markdown or commission. They may not necessarily represent actual transactions. The high and low closing sale prices and dividends per share of our common stock for the four quarters of 2001 and 2000 are summarized in the following table.

                                                                       Dividends
2001:                                  High ($)          Low ($)      Declared ($)
                                       --------          -------      ------------
First quarter                             17.88            16.50           .140
Second quarter                            21.00            19.00           .150
Third quarter                             24.50            23.00           .150
Fourth quarter                            23.75            23.05           .150

                                                                       Dividends
2000:                                  High ($)          Low ($)      Declared ($)
                                       --------          -------      ------------
First quarter                             17.00            16.38           .140
Second quarter                            16.63            16.38           .140
Third quarter                             17.50            16.00           .140
Fourth quarter                            19.50            16.00           .140

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

DIRECTORS

At February 28, 2002, we had nine directors.

Our directors are divided into three classes: three directors are in Class 1; three directors are in Class 2; and three directors are in Class 3. Each director holds office for a three-year term. The terms of the classes are staggered, so that the term of office of one class expires each year.

The following information includes the age of each of our current directors and those persons who have been nominated to become a director upon their election at our 2002 annual meeting of stockholders. All of our current directors are also nominees for director.

               NAME                      AGE            PRINCIPAL OCCUPATION           DIRECTOR SINCE
------------------------------------ ------------ ---------------------------------- -------------------
Don E. Bangs                             70       Secretary of the Corporation and          1985
                                                  the bank.  Former owner of Bangs
                                                  Insurance Agency and former
                                                  agent for The Thrush Insurance
                                                  Agency.
------------------------------------ ------------ ---------------------------------- -------------------
Robert M. Brewington, Jr.                51       Owner of Sutliff Motors and
                                                  Brewington Transportation (sales          1996
                                                  and service of cars and trucks;
                                                  school bus contractor).
------------------------------------ ------------ ---------------------------------- -------------------
Edward L. Campbell                       63       President of ELC Enterprises,
                                                  Inc., doing business as The               1985
                                                  Heritage House Family
                                                  Restaurant, and the sole
                                                  proprietor of Heritage Acres
                                                  Christmas tree sales.
------------------------------------ ------------ ---------------------------------- -------------------
Edward R. Harding, Jr.                   55       Attorney-at-Law and President of          1984
                                                  Inter-County Land Abstract Co.,
                                                  Inc. (title insurance).
------------------------------------ ------------ ---------------------------------- -------------------
William F. Hess                          68       Chairman and former Vice                  1983
                                                  Chairman of the Corporation and
                                                  the bank.  Dairy farmer.
------------------------------------ ------------ ---------------------------------- -------------------
Rodney B. Keller                         51       Community Development Director
                                                  for PPL Electric Utilities.               2000
------------------------------------ ------------ ---------------------------------- -------------------
Willard H. Kile, Jr., D.M.D.             47       Partner of Kile & Robinson LLC            2000
                                                  (dentists); Partner of Kile &
                                                  Kile Real Estate.
------------------------------------ ------------ ---------------------------------- -------------------
Charles E. Long                          66       Retired.  Former President of             1993
                                                  Long Supply Co., Inc. (a
                                                  wholesaler and retailer of
                                                  hardware and masonry products).
------------------------------------ ------------ ---------------------------------- -------------------
Paul E. Reichart                         64       President, Chief Executive                1983
                                                  Officer and Vice Chairman of the
                                                  Corporation and the bank.
------------------------------------ ------------ ---------------------------------- -------------------

PRINCIPAL OFFICERS

Our principal officers are appointed by the Board of Directors and serve at the will of the Board of Directors, subject to certain change in control agreements discussed later in this report. The following information is presented for our principal officers:

               NAME & POSITION                  HELD SINCE   EMPLOYEE SINCE      AGE
---------------------------------------------- ------------- ---------------- ----------
William F. Hess
Chairman                                           1998             *            68
---------------------------------------------- ------------- ---------------- ----------
Paul E. Reichart
President and CEO                                  1985           1960           64
---------------------------------------------- ------------- ---------------- ----------
Don E. Bangs
Secretary                                          1993             *            70
---------------------------------------------- ------------- ---------------- ----------
Virginia D. Kocher
Treasurer                                          1991           1972           54
---------------------------------------------- ------------- ---------------- ----------

* Not an employee of the Company and the Bank.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

Executive officers and directors and "beneficial owners" of more than ten percent of our common stock must file initial reports of ownership and reports of changes in ownership with the SEC pursuant to Section 16(a).

We have reviewed the reports and written representations from the executive officers and directors. Based on this review, we believe that all filing requirements were met during 2001.

ITEM 11. EXECUTIVE COMPENSATION

This section of the report contains charts that show the amount of compensation earned by our executive officers whose salary and bonus exceeded $100,000 for 2001. It also contains the performance graph comparing our performance relative to a peer group and the report of our human resource committee explaining the compensation philosophy for our most highly paid officers.

                         SUMMARY COMPENSATION TABLE(1)

                                                        ANNUAL COMPENSATION
                                       ----------------------------------------------------
NAME AND PRINCIPAL            FISCAL                                      OTHER ANNUAL               ALL OTHER
     POSITION                  YEAR     SALARY($)      BONUS($)        COMPENSATION(2)($)       COMPENSATION(3)($)
----------------------------- -------- ------------ ---------------- ----------------------   ------------------------
Paul E. Reichart               2001      98,302        31,333(4)              9,600                    4,471
President and Chief            2000      94,439        31,598(5)              9,600                    4,284
Executive Officer              1999      90,895        23,653(6)              8,400                    4,131

(1) From January 1, 1999 through December 31, 2001, the Corporation did not pay any long-term compensation in the form of stock options, stock appreciation rights, restricted stock or any other long-term compensation, nor did it make any long-term incentive plan payments. Accordingly, no such information is presented in the summary compensation table set forth above. No such arrangements are currently in effect.

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

(4) Includes $15,000 as a life insurance premium payment for a deferred compensation plan; $3,513 as a cash bonus representing 3-1/2 % of base salary; $5,349 as a contribution to the bank's profit sharing plan; $1,538 representing 50% up to 3% matching contribution to Mr. Reichart's 401K plan; $704 representing car expense; and $5,229 representing cafeteria plan benefits.

(5) Includes $15,000 as a life insurance premium payment for a deferred compensation plan; $4,212 as a cash bonus representing 4% of base salary; $5,430 as a contribution to the bank's profit sharing plan; $1,300 representing 50% up to 3% matching contribution to Mr. Reichart's 401K plan; $718 representing car expense; and $4,938 representing cafeteria plan benefits.

(6) Includes $9,977 as a life insurance premium payment for a deferred compensation plan; $1,851 as a cash bonus representing 2% of base salary; $4,941 as a contribution to the bank's profit sharing plan; $1,350 representing 50% up to 3% matching contribution to Mr. Reichart's 401K plan; $865 representing car expense; and $4,669 representing cafeteria plan benefits.

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

The Human Resource Committee annually conducts a full review of our executives and their performance in determining compensation levels. For 2001, the Human Resource Committee considered various qualitative and quantitative indicators of the Company and individual performance in determining the level of compensation for President and Chief Executive Officer and other executive officers. The review included an evaluation of the Company's performance both on a short- and long-term basis. This review included an analysis of quantitative measures, such as Return on Equity. The Human Resource Committee considered also qualitative measures such as leadership, experience, strategic direction, community representation and social responsibility. The Human Resource Committee has been sensitive to management's maintaining a balance between actions that foster long-term value creation and short-term performance. In addition, the Human Resource Committee evaluates total executive compensation in light of the operational and financial performance and compensation practices of the commercial banking industry in the Pennsylvania region.

Base salaries are reviewed each year and generally adjusted relative to individual performance and competitive salaries with the commercial banking industry in the Pennsylvania region.

A base salary increase of 3.03% was made to all executives in 2001. Actual salaries will continue to be set according to the scope of the responsibilities of each executive officer's position.

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

Each officer is deferring compensation in order to participate in his deferred compensation plan. If the officer continues to serve as an officer of the Bank until he attains 65 years of age, the Bank has agreed to pay him 120 guaranteed consecutive monthly payments commencing on the first day of the month following the officer's 65th birthday. Each officer's guaranteed monthly payment is based upon the future value of life insurance purchased with the compensation the officer has deferred. If the officer attains 65 years of age but dies before receiving all of the guaranteed monthly payments, then the Bank will make the remaining payments to the officer's designated beneficiary or to the representative of his estate. In the event that the officer dies while serving as an officer, but prior to age 65 years of age, then the Bank will remit the guaranteed monthly payments to the officer's designated beneficiary or to the representative of his estate. The Bank has obtained life insurance (designating the bank as the beneficiary) on the life of each participating officer in an amount which is intended to cover the Bank's obligations under the deferred compensation plan, based upon certain actuarial assumptions. In 2001, the Bank accrued $25,800 as an expense for the deferred compensation plan.

FIVE YEAR PERFORMANCE GRAPH

The following graph and table compare the cumulative total stockholder return on our common stock during the six-year period ending on December 31, 2001, with
(i) the cumulative total return on the SNL Securities Corporation Performance Index (1) for 35 publicly-traded banks with under $250 million in total assets in the Middle Atlantic area (2), and (ii) the cumulative total return for all United States stocks traded on the NASDAQ Stock market. The comparison assumes the value of the investment in our common stock and each index was $100 on December 31, 1996, and assumes further the reinvestment of dividends into the applicable securities. The stockholder return shown on the graph and table below is not necessarily indicative of future performance.

                                     [CHART]

                                                                         PERIOD ENDING
                                           --------------------------------------------------------------------------
Index                                          12/31/96    12/31/97    12/31/98    12/31/99     12/31/00    12/31/01
---------------------------------------------------------------------------------------------------------------------
CCFNB Bancorp, Incorporated                      100.00      142.50      158.65      126.33       107.83      154.90
NASDAQ - Total US*                               100.00      122.48      172.68      320.89       193.01      153.15
SNL less than $250M Bank Index                   100.00      163.18      155.12      136.21       134.86      168.15

* Source: CRSP, Center for Research in Security Prices, Graduate School of Business, The University of Chicago 2001. Used with permission. All rights reserved. crsp.com.

SNL SECURITIES LC                                                (804) 977-1600
(C) 2001

Notes:

A. The lines represent monthly index levels derived from compounded daily returns that include all dividends.

B. The indexes are reweighted daily, using the market capitalization on the previous trading day.

C. If the monthly interval, based on the fiscal year-end, is not a trading day, the preceding day is used.

D.       The index level for all series was set to $100 on 12/31/96.

(1) SNL Securities is a research and publishing firm specializing in the collection and dissemination of data on the banking, thrift and financial services industries.

(2) The Middle Atlantic area comprises the states of Delaware, Pennsylvania, Maryland, New Jersey and New York, the District of Columbia and Puerto Rico.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

This section describes how much stock our directors, executive officers own. It also describes the persons or entities that own more than 5% of our voting stock.

STOCK OWNED BY DIRECTORS, NOMINEES FOR DIRECTOR AND EXECUTIVE DIRECTORS
This table indicates the number of shares of Common Stock owned by the executive officers and directors as of March 27, 2002. The aggregate number of shares owned by all directors and executive officers is 4.64%. Unless otherwise noted, each individual has sole voting and investment power for the shares indicated below.

           NAME OF INDIVIDUAL                     AMOUNT AND NATURE OF
          OF IDENTITY OF GROUP                   BENEFICIAL OWNERSHIP(1)                   PERCENT OF CLASS
         --------------------                   -----------------------                   ----------------
Don E. Bangs                                            8,504.764                                --
Robert M. Brewington, Jr.                               7,682.425                                --
Edward L. Campbell                                      6,214.339                                --
Elwood R. Harding, Jr.                                 15,501.615                              1.18%
William F. Hess                                         4,415.402                                --
Rodney B. Keller                                          731.874                                --
Willard H. Kile, Jr.                                    2,776.932                                --
Virginia D. Kocher                                        391.000                                --
Charles E. Long                                         6,453.995                                --
Paul E. Reichart                                        8,362.000                                --
All Officers and Directors as a group
   (9 directors, 3 nominees, 4 officers,
   10 persons in total)                                61,034.346                              4.64%

 (1) Includes shares held (a) directly, (b) jointly with a spouse, (c) individually by spouse, (d) by the transfer agent in the Corporation's dividend reinvestment account, and (e) in various trusts.

VOTING STOCK OWNED BY "BENEFICIAL OWNER"

We know of no persons or entities who own beneficially more than five percent of our common stock as of February 28, 2002.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We encourage our directors and executive officers to have banking and financial transactions with the Bank. All of these transactions are made on comparable terms and with similar interest rates as those prevailing for other customers.

The total consolidated loans made by the Bank at December 31, 2001, to its directors and officers as a group, members of their immediate families and companies in which they have a 10% or more ownership interest was $6,766,537 or approximately 26.0% of our total consolidated capital accounts. The largest amount for all of these loans in 2001 was $7,357,218 million or approximately 28.3% of our total consolidated capital accounts. These loans did not involve more than the normal risk of collectibility nor did they present other unfavorable features.

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

(b)      Reports on Form 8-K

We filed no current reports on Form 8-K during the quarter ended December 31, 2001.

(c)      Exhibits required by Item 601 of Regulation S-K:

Exhibit Number Referred to
Item 601 of Regulation SK                       Description of Exhibit
---------------------------                     ----------------------
                2                                        None.
                3                                        None.
                4                                        None.
                9                                        None.
               10                                        None.
               11                                        None.
               12                                        None.
               13                               Portions of the Annual Report to Stockholders for
                                                Fiscal Year Ended December 31, 2001.
               16                                        None.
               18                                        None.
               21                               List of Subsidiaries of the Company.
               22                                        None.
               23                                        None.
               24                                        None.
               99                               SEC Guide 3 Financial Information.

By order of the Board of Directors


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CCFNB BANCORP, INC.
         (Bancorp)


By:      /s/ Paul E. Reichart                     Date:    March 28, 2002
         --------------------------------------
         Paul E. Reichart
         President, Chief Executive Officer and
         Vice Chairman of the Board

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:      /s/ Don E. Bangs                         Date:    March 28, 2002
         --------------------------------------
         Don E. Bangs
         Director and Secretary

By:      /s/ Robert M. Brewington, Jr.                    Date:    March 28, 2002
         ---------------------------------------------
         Robert M. Brewington, Jr.
         Director


By:      /s/ Edward L. Campbell                           Date:    March 28, 2002
         ---------------------------------------------
         Edward L. Campbell
         Director


By:      /s/ Elwood R. Harding, Jr.                       Date:    March 28, 2002
         ---------------------------------------------
         Elwood R. Harding, Jr.
         Director


By:      /s/ William F. Hess                              Date:    March 28, 2002
         ---------------------------------------------
         William F. Hess
         Director  and Chairman of the Board


By:      /s/ Rodney B. Keller                             Date:    March 28, 2002
         ---------------------------------------------
         Rodney B. Keller
         Director


By:      /s/ Willard H. Kile, Jr., DMD                    Date:    March 28, 2002
         ---------------------------------------------
         Willard H. Kile, Jr., DMD
         Director

By:      /s/ Charles E. Long                              Date:    March 28, 2002
         ---------------------------------------------
         Charles E. Long
         Director


By:      /s/ Paul E. Reichart                             Date:    March 28, 2002
         ---------------------------------------------
         Paul E. Reichart
         Director , President, Chief Executive Officer
         and Vice Chairman of the Board
         (Chief Executive Officer)


By:      /s/ Virginia D. Kocher                           Date:    March 28, 2002
         ---------------------------------------------
         Virginia D. Kocher
         Treasurer
         (Principal Financial and Accounting Officer)

                                INDEX TO EXHIBITS


    Item Number      Description                                                      Page
    -----------      -----------                                                      ----
        13           Portions of the Annual Report to Stockholders for the
                     Fiscal Year Ended December 31, 2001............................   29
        21           List of Subsidiaries of the Company............................   66
        99           SEC Guide 3 Financial Information..............................   67

                                   EXHIBIT 13


                  PORTIONS OF THE ANNUAL REPORT TO STOCKHOLDERS
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                               CCFNB BANCORP, INC.

                                 AND SUBSIDIARY

                               2001 ANNUAL REPORT

CCFNB BANCORP, INC. AND SUBSIDIARY

         CCFNB Bancorp, Inc. (the "Corporation") is a registered bank holding company and organized under the Pennsylvania business corporation law. The assets are primarily those of its wholly owned subsidiary, the Columbia County Farmers National Bank.

         The Columbia County Farmers National Bank is a full service nationally-chartered financial institution serving customers from six locations in Columbia County; namely Orangeville, Bloomsburg, Benton, South Centre, Millville and Lightstreet. The deposits of the Bank are insured by the Federal Deposit Insurance Corporation to the maximum extent provided by law.

         A copy of the Corporation's Annual Report for the year ended December 31, 2001, on Form 10-K as filed with the Securities and Exchange Commission will be furnished without charge upon written request to Mr. Paul E. Reichart, President and Chief Executive Officer, Columbia County Farmers National Bank, 232 East Street, Bloomsburg, Pennsylvania 17815.

CONSOLIDATED SELECTED FINANCIAL DATA
(In thousands of dollars, except per share data and ratios)

                                                                             2001                    2000                    1999
                                                                           --------                --------                --------
EARNINGS
     Interest income .......................................               $ 13,719                $ 13,552                $ 12,669
     Interest expense ......................................                  6,924                   6,859                   6,099
     Provision for loan losses .............................                    163                      54                      78
     Investment securities gains ...........................                     99                       0                      39
     Net income ............................................                  2,057                $  2,054                $  2,039

PER SHARE
     Net income ............................................                   1.54                $   1.51                $   1.48
     Cash dividends ........................................                    .59                     .56                     .51

BALANCES AT DECEMBER 31
     Assets ................................................               $214,238                $203,054                $196,122
     Investment securities .................................                 57,121                  47,311                  49,104
     Net loans .............................................                141,962                 136,352                 133,438
     Deposits ..............................................                155,666                 143,169                 138,606
     Stockholders' equity ..................................                 26,042                  25,050                  23,047

RATIOS
     Return on average assets ..............................                    .99%                   1.04%                   1.09%
     Return on average equity ..............................                   7.90%                   8.59%                   8.91%
     Dividend payout ratio .................................                  39.67%                  37.14%                  34.23%

CONTENTS
Message to shareholders............................................................................                             1
Consolidated balance sheets........................................................................                             2
Consolidated statements of income..................................................................                             3
Consolidated statements of stockholders' equity....................................................                             4
Consolidated statements of cash flows..............................................................                             5
Notes to consolidated financial statements                                                                                     6-20
Report of Independent Certified Public Accountants.................................................                            21
Management's discussion and analysis of financial condition and results of operations..............                           22-36

CCFNB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2001 AND 2000


                                                                                                      2001                2000
                                                                                                  -------------       -------------
ASSETS
Cash and due from banks ...................................................................       $   6,205,230       $   6,722,273
Interest-bearing deposits with other banks ................................................           2,312,406           5,440,371
Federal funds sold ........................................................................                   0             500,000
Investment Securities Available-for-Sale ..................................................          57,121,229          47,311,098
Loans, net of unearned income .............................................................         142,989,592         137,360,493
Allowance for loan losses .................................................................           1,027,805           1,008,301
                                                                                                  -------------       -------------
     Net loans ............................................................................       $ 141,961,787       $ 136,352,192
Premises and equipment, net ...............................................................           4,634,502           4,922,287
Accrued interest receivable ...............................................................             977,434           1,037,765
Other assets ..............................................................................           1,025,411             767,718
                                                                                                  -------------       -------------
     TOTAL ASSETS .........................................................................       $ 214,237,999       $ 203,053,704
                                                                                                  =============       =============


LIABILITIES AND STOCKHOLDERS' EQUITY


LIABILITIES
Deposits:
     Non-interest bearing .................................................................       $  14,711,465       $  14,593,285
     Interest bearing .....................................................................         140,954,292         128,575,353
                                                                                                  -------------       -------------
         Total Deposits ...................................................................       $ 155,665,757       $ 143,168,638
Short-term borrowings .....................................................................          19,780,924          20,108,966
Long-term borrowings ......................................................................          11,357,497          13,367,560
Accrued interest and other expenses .......................................................           1,382,143           1,325,593
Other liabilities .........................................................................               9,653              32,942
                                                                                                  -------------       -------------
         TOTAL LIABILITIES ................................................................       $ 188,195,984       $ 178,003,699
                                                                                                  -------------       -------------

STOCKHOLDERS' EQUITY
Common stock, par value $1.25 per share; authorized
     5,000,000 shares; issued 1,326,172 shares 2001;
     1,346,328 shares 2000 ................................................................       $   1,657,715       $   1,682,910
Surplus ...................................................................................           4,730,002           5,146,061
Retained earnings .........................................................................          19,578,971          18,310,262
Accumulated other comprehensive income (loss) .............................................              75,327             (89,228)
                                                                                                  -------------       -------------
         TOTAL STOCKHOLDERS' EQUITY .......................................................       $  26,042,015       $  25,050,005
                                                                                                  -------------       -------------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .......................................       $ 214,237,999       $ 203,053,704
                                                                                                  =============       =============


The accompanying notes are an integral part of these consolidated financial statements.

CCFNB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
FOR YEARS ENDED DECEMBER 31,  2001, 2000 AND 1999


                                                                                  2001                 2000                 1999
                                                                               -----------          -----------          -----------
INTEREST INCOME
Interest and fees on loans ..........................................          $10,645,387          $10,723,881          $ 9,707,599
Interest and dividends on investment securities:
     Taxable ........................................................            1,842,153            1,924,553            2,021,448
     Tax-exempt .....................................................              814,957              731,901              689,029
     Dividends ......................................................               81,078               85,490               80,687
Federal funds sold ..................................................               66,967                2,675               38,880
Deposits in other banks .............................................              268,742               83,252              131,729
                                                                               -----------          -----------          -----------
         TOTAL INTEREST INCOME ......................................          $13,719,284          $13,551,752          $12,669,368
                                                                               -----------          -----------          -----------

INTEREST EXPENSE
Deposits ............................................................          $ 5,473,454          $ 5,169,571          $ 4,953,724
Short-term borrowings ...............................................              718,979            1,119,810            1,014,511
Long-term borrowings ................................................              731,371              569,747              130,408
                                                                               -----------          -----------          -----------
         TOTAL INTEREST EXPENSE .....................................          $ 6,923,804          $ 6,859,128          $ 6,098,643
                                                                               -----------          -----------          -----------

Net interest income .................................................          $ 6,795,480          $ 6,692,624          $ 6,570,725
Provision for loan losses ...........................................              162,500               54,000               78,000
                                                                               -----------          -----------          -----------
     NET INTEREST INCOME AFTER PROVISION
         FOR LOAN LOSSES ............................................          $ 6,632,980          $ 6,638,624          $ 6,492,725
                                                                               -----------          -----------          -----------

NON-INTEREST INCOME
Service charges and fees ............................................          $   606,252          $   594,838          $   611,625
Trust department ....................................................              237,904              219,261              189,271
Other ...............................................................              205,699              239,174              210,247
Investment securities gains, net ....................................              98, 895                    0               38,707
                                                                               -----------          -----------          -----------
         TOTAL NON-INTEREST INCOME ..................................          $ 1,148,750          $ 1,053,273          $ 1,049,850
                                                                               -----------          -----------          -----------

NON-INTEREST EXPENSE
Salaries ............................................................          $ 2,050,305          $ 2,015,868          $ 1,905,185
Pensions and other employee benefits ................................              691,798              644,774              629,957
Occupancy, net ......................................................              366,157              328,313              338,684
Equipment ...........................................................              544,166              601,031              597,073
State shares tax ....................................................              242,507              218,781              196,186
Other ...............................................................            1,209,282            1,157,955            1,151,514
                                                                               -----------          -----------          -----------
         TOTAL NON-INTEREST EXPENSE .................................          $ 5,104,215          $ 4,966,722          $ 4,818,599
                                                                               -----------          -----------          -----------

Income before income taxes ..........................................          $ 2,677,515          $ 2,725,175          $ 2,723,976
Income tax expense ..................................................              620,928              671,114              684,739
                                                                               -----------          -----------          -----------
         NET INCOME .................................................          $ 2,056,587          $ 2,054,061          $ 2,039,237
                                                                               ===========          ===========          ===========

PER SHARE DATA
Net income ..........................................................          $      1.54          $      1.51          $      1.48
                                                                               -----------          -----------          -----------
Cash dividends ......................................................          $       .59          $       .56          $       .51
                                                                               -----------          -----------          -----------
Weighted average shares outstanding .................................            1,338,007            1,355,624            1,375,572

The accompanying notes are an integral part of these consolidated financial statements.

CCFNB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                                                                            Accumulated
                                                                                                               Other
                                                       Common                 Comprehensive    Retained    Comprehensive
                                                       Stock       Surplus       Income        Earnings    Income (Loss)
                                                     ----------   ----------  -------------   -----------  -------------
BALANCE AT DECEMBER 31, 1998.............            $1,728,041   $5,849,157                  $15,670,930   $   447,551

Comprehensive income:
    Net income...........................                     0            0   $   2,039,237    2,039,237             0
    Change in net unrealized gain (loss) on
        investment securities available-for-sale,
        net of reclassification adjustment and
        tax effects......................                     0            0      (1,607,498)           0    (1,607,498)
                                                                               -------------
    Total comprehensive income                                                 $     431,739
                                                                               =============
Issuance of 7,345 shares of common stock under
    dividend reinvestment and stock purchase
    plans................................                 9,181      139,401                            0             0
Sale of 549 shares of treasury stock.....                     0       (4,809)                           0             0
Purchase of 15,700 shares of treasury stock                   0            0                            0             0
Retirement of 22,127 shares of treasury stock           (27,658)    (500,234)                           0             0
Cash dividends $.51 per share............                     0            0                     (695,463)            0
                                                     ----------   ----------                  -----------   -----------

BALANCE AT DECEMBER 31, 1999.............            $1,709,564   $5,483,515                  $17,013,997   $(1,159,947)

Comprehensive income :
    Net income...........................                     0            0   $   2,054,061    2,054,061             0
    Change in net unrealized gain on
        investment  securities available-for-sale,
        net of reclassification adjustment and
        tax effects......................                     0            0       1,070,719            0     1,070,719
                                                                               -------------
    Total comprehensive income                                                 $   3,124,780
                                                                               =============
Issuance of 8,777 shares of common stock under
    dividend reinvestment and stock purchase
    plans................................                10,971      137,191                            0             0
Purchase of 30,100 shares of treasury stock                   0            0                            0             0
Retirement of 30,100 shares of treasury stock           (37,625)    (474,645)                           0             0
Cash dividends $.56 per share............                     0            0                     (757,796)            0
                                                     ----------   ----------                  -----------   -----------

BALANCE AT DECEMBER 31, 2000.............            $1,682,910   $5,146,061                  $18,310,262   $   (89,228)
                                                     ==========   ==========                  ===========   ===========

Comprehensive income :
    Net income...........................                     0            0   $   2,055,587    2,056,597             0
    Change in net unrealized gain on
        investment  securities available-for-sale,
        net of reclassification adjustment and
        tax effects......................                     0            0         164,555            0       164,555
                                                                               -------------
    Total comprehensive income                                                 $   2,221,142
                                                                               =============
Issuance of 7,345 shares of common stock under
    dividend reinvestment and stock purchase
    plans................................                 9,181      139,112                            0             0
Purchase of 27,501 shares of treasury stock                   0            0                            0             0
Retirement of 27,501 shares of treasury stock           (34,376)    (555,171)                           0             0
Cash dividends $.56 per share............                     0            0                     (787,879)            0
                                                     ----------   ----------                  -----------   -----------

BALANCE AT DECEMBER 31, 2001.............            $1,657,715   $4,730,002                  $19,578,971   $    75,327
                                                     ==========   ==========                  ===========   ===========


                                                        Treasury
                                                         Stock         Total
                                                        ---------   -----------
BALANCE AT DECEMBER 31, 1998.............               $(215,260)  $23,479,712

Comprehensive income:
    Net income...........................                       0     2,039,237
    Change in net unrealized gain (loss) on
        investment securities available-for-sale,
        net of reclassification adjustment and
        tax effects......................                       0    (1,607,498)

    Total comprehensive income

Issuance of 7,345 shares of common stock under
    dividend reinvestment and stock purchase
    plans................................                       0       148,582
Sale of 549 shares of treasury stock.....                  17,843        13,034
Purchase of 15,700 shares of treasury stock              (330,475)     (330,475)
Retirement of 22,127 shares of treasury stock             527,892             0
Cash dividends $.51 per share............                       0      (695,463)
                                                        ---------   -----------

BALANCE AT DECEMBER 31, 1999.............                      $0   $23,047,129

Comprehensive income :
    Net income...........................                       0     2,054,061
    Change in net unrealized gain on
        investment  securities available-for-sale,
        net of reclassification adjustment and
        tax effects......................                       0     1,070,719

    Total comprehensive income

Issuance of 8,777 shares of common stock under
    dividend reinvestment and stock purchase
    plans................................                       0       148,162
Purchase of 30,100 shares of treasury stock              (512,270)     (512,270)
Retirement of 30,100 shares of treasury stock             512,270             0
Cash dividends $.56 per share............                       0      (757,796)
                                                        ---------   -----------

BALANCE AT DECEMBER 31, 2000.............                      $0   $25,050,005
                                                               ==   ===========

Comprehensive income :
    Net income...........................                       0     2,056,587
    Change in net unrealized gain on
        investment  securities available-for-sale,
        net of reclassification adjustment and
        tax effects......................                       0       164,555

    Total comprehensive income

Issuance of 7,345 shares of common stock under
    dividend reinvestment and stock purchase
    plans................................                       0       148,293
Purchase of 27,501 shares of treasury stock              (589,547)     (589,547)
Retirement of 27,501 shares of treasury stock             589,547             0
Cash dividends $.56 per share............                       0      (787)878)
                                                        ---------   -----------

BALANCE AT DECEMBER 31, 2001.............               $       0   $26,042,015
                                                        =========   ===========

The accompanying notes are an integral part of these consolidated financial statements.

CCFNB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR YEARS ENDED DECEMBER 31, 2001, 2000 AND  1999

                                                                                2001            2000           1999
                                                                             ------------   ------------   ------------
OPERATING ACTIVITIES
Net income ................................................................  $  2,056,587   $  2,054,061   $  2,039,237
Adjustments to reconcile net income to net cash provided by
    operating activities:
        Provision for loan losses .........................................       152,500         54,000         78,000
        Depreciation and amortization .....................................       441,033        509,630        515,511
        Premium amortization on investment securities .....................       103,748         36,381         72,948
        Discount accretion on investment securities .......................       (17,734)       (17,469)       (22,631)
        Deferred income taxes (benefit) ...................................       (42,741)       (11,739)        18,469
        (Gain) on sales of investment securities Available-for-Sale .......       (98,895)             0        (38,707)
        (Gain) on sale of other real estate ...............................             0              0         (1,285)
        Loss from investment in insurance agency ..........................         1,916              0              0
        (Increase) decreases in accrued interest receivable ...............        60,331        (35,248)      (170,603)
        (Increase) in other assets - net ..................................      (140,415)       (74,619)       (87,181)
        Increase in accrued interest and other expenses ...................        56,550         94,621         54,865
        Increase (decrease) in other liabilities - net ....................       (23,279)        18,979        (19,504)
                                                                             ------------   ------------   ------------
               NET CASH PROVIDED BY OPERATING ACTIVITIES ..................  $  2,559,601   $  2,628,597   $  2,439,119
                                                                             ------------   ------------   ------------

INVESTING ACTIVITIES
Purchase of investment securities Available-for-Sale ......................  $(42,860,135)  $ (1,721,950)  $(16,063,486)
Proceeds from sales, maturities and redemption of investment securities
    Available-for-Sale ....................................................    33,318,255      4,917,158     12,294,313
Proceeds from maturities and redemption of investment securities
    Held-to-Maturity ......................................................             0        200,000        365,000
Net (increase) decrease in loans ..........................................    (5,772,095)    (2,968,509)   (15,979,778)
Purchases of premises and equipment .......................................      (153,248)      (157,970)      (139,921)
Proceeds from sale of other real estate ...................................             0              0         93,234
Acquisition of interest in insurance agency ...............................      (167,268)             0              0
                                                                             ------------   ------------   ------------
               NET CASH (USED) IN INVESTING ACTIVITIES ....................  $(15,534,490)  $    268,729   $(19,430,638)
                                                                             -----------    ------------   ------------

FINANCING ACTIVITIES
Net increase (decrease) in deposits .......................................  $ 12,497,119   $  4,563,001    $   926,301
Net increase (decrease) in short-term borrowings ..........................      (328,042)   (10,771,412)    10,462,273
Proceeds from long-term borrowings ........................................             0     11,032,092         61,560
Repayment of long-term borrowings .........................................    (2,010,063)        (8,276)        (8,519)
Proceeds from sale of treasury stock ......................................             0              0         13,034
Acquisition of treasury stock .............................................      (589,547)      (512,270)      (330,475)
Proceeds from issuance of common stock ....................................       148,293        148,162        148,582
Cash dividends paid .......................................................      (787,878)      (757,796)      (695,463)
                                                                             ------------   ------------   ------------
               NET CASH PROVIDED BY FINANCING ACTIVITIES ..................  $  8,929,882   $  3,693,501    $10,577,293
                                                                             ------------   ------------   ------------

               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ...........  $ (4,145,008)  $  6,590,827   $ (6,414,226)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR ............................    12,662,644      6,071,817     12,486,043
                                                                             ------------   ------------   ------------
    CASH AND CASH EQUIVALENTS AT END OF YEAR ..............................  $  8,517,636   $ 12,662,644   $  6,071,817
                                                                             ============   ============   ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
    Interest ..............................................................  $  6,944,409   $  6,775,411   $  6,054,137
    Income taxes ..........................................................       624,853   $    684,207   $    680,106

The accompanying notes are an integral part of these consolidated financial statements.

CCFNB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The accounting and reporting policies of CCFNB Bancorp, Inc. and Subsidiary (the "Corporation") are in accordance with generally accepted accounting principles generally accepted in the United States of America and conform to common practices within the banking industry. The more significant policies follow:

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

         Procuring deposits and making loans are the major lines of business. The deposits are mainly deposits of individuals and small businesses and the loans are mainly real estate loans covering primary residences and small business enterprises. The trust services, under the name of CCFNB and Co., include administration of various estates, pension plans, self-directed IRA's and other services. A third-party brokerage arrangement, is also resident in the main branch, namely Bloomsburg. This investment center offers a full line of stocks, bonds and other non-insured financial services.

         On December 19, 2000 the Corporation became a Financial Holding Company by having filed an election to do so with the Federal Reserve Board. The Financial Holding Company status was required in order to acquire an interest in a local insurance agency that occurred during January 2001.

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

         Debt securities not classified as Held-to-Maturity and equity securities included in the Available-for-Sale category, are carried at fair value, and the amount of any unrealized gain or loss net of the effect of deferred income taxes is reported as other comprehensive income in the Consolidated Statement of Stockholders' Equity. Management's decision to sell Available-for-Sale securities is based on changes in economic conditions controlling the sources and uses of funds, terms, availability of and yield of alternative investments, interest rate risk, and the need for liquidity.

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

      INVESTMENT IN INSURANCE AGENCY

         On January 2, 2001, the Corporation acquired a 50% interest in a local insurance agency, a corporation organized under the laws of the Commonwealth of Pennsylvania. The income or loss from this investment is accounted for under the equity method of accounting. The carrying value of this investment as of December 31, 2001 is $165,352 and is carried in other assets in the accompanying consolidated balance sheets.

      INCOME TAXES

         The provision for income taxes is based on the results of operations, adjusted primarily for tax-exempt income. Certain items of income and expense are reported in different periods for financial reporting and tax return purposes. Deferred tax assets and liabilities are determined based on the differences between the consolidated financial statement and income tax basis of assets and liabilities measured by using the enacted tax rates and laws expected to be in effect when the timing differences are expected to reverse. Deferred tax expense or benefit is based on the difference between deferred tax asset or liability from period to period.

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

2.    RESTRICTED CASH BALANCES

         The Bank is required to maintain average reserve balances with the Federal Reserve Bank. The amount required at December 31, 2001 was $1,034,000 and was satisfied by vault cash. Additionally, as compensation for check clearing and other services, compensating balances are required to be maintained with the Federal Reserve Bank and other correspondent banks. At December 31, 2001, these balances were $620,801.

3.    INVESTMENT SECURITIES AVAILABLE-FOR-SALE

         The amortized cost, related estimated fair value, and unrealized gains and losses for investment securities classified as "Available-for-Sale" or "Held-to-Maturity" were as follows at December 31, 2001 and 2000:

                                                              Available-for-Sale Securities
                                                              -----------------------------
                                                                  Gross         Gross        Estimated
                                                  Amortized     Unrealized    Unrealized       Fair
December 31, 2001:                                  Cost          Gains         Losses         Value
                                                 ------------  ------------  ------------  ------------
Obligations of U.S. Government Corporations and
    Agencies:
        Mortgage-backed .......................  $ 20,923,241  $     78,087  $          0  $ 21,001,328
        Other .................................    12,478,240        74,408             0    12,552,648
Obligations of state and political subdivisions    17,489,802        35,673             0    17,525,475
Corporate securities ..........................     4,658,023             0        69,135     4,588,888
Marketable equity securities ..................       332,456         4,696        10,662       326,490
Restricted equity securities ..................     1,126,400             0             0     1,126,400
                                                 ------------  ------------  ------------  ------------
Total .........................................  $ 57,008,162  $    192,854  $     79,797  $ 57,121,229
                                                 ============  ============  ============  ============

                                                               Available-for-Sale Securities
                                                               -----------------------------
                                                                    Gross            Gross       Estimated
                                                   Amortized     Unrealized       Unrealized       Fair
December 31, 2000:                                   Cost           Gains           Losses         Value
                                                 -------------  -------------  -------------  -------------
Obligations of U.S. Government Corporations and
    Agencies:
        Mortgage-backed .......................  $  13,371,642  $           0  $      77,488  $  13,294,154
        Other .................................     15,893,015              0         82,855     15,810,160
Obligations of state and political
  subdivisions ................................     16,025,022         79,267              0     16,104,289
Corporate securities ..........................        726,430              0          1,430        725,000
Marketable equity securities ..................        310,893         11,365         71,163        251,095
Restricted equity securities ..................      1,126,400              0              0      1,126,400
                                                 -------------  -------------  -------------  -------------
Total .........................................  $  47,453,402  $      90,632  $     232,936  $  47,311,098
                                                 =============  =============  =============  =============


         Securities Available-for-Sale with an aggregate fair value of $35,683,128 in 2001 and $32,189,849 in 2000, respectively, were pledged to secure public funds, trust funds, securities sold under agreements to repurchase and other balances of $28,012,969 in 2001 and $28,900,494 in 2000, respectively, as required by law.

         The amortized cost and estimated fair value of debt securities, by expected maturity, are shown below at December 31, 2001. Expected maturities will differ from contractual maturities, because some borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                             Available-for-Sale
                                                          ------------------------
                                                                        Estimated
                                                           Amortized      Fair
                                                              Cost        Value
                                                          -----------  -----------
Due in one year or less ................................  $   716,660  $   721,643
Due after one year through five years ..................   22,665,657   22,717,299
Due after five years through ten years .................   15,722,262   15,813,469
Due after ten years ....................................   17,903,583   17,862,818
                                                          -----------  -----------
Total ..................................................  $57,008,162  $57,121,229
                                                          ===========  ===========

         Restricted equity securities consist of stock in the Federal Home Loan Bank of Pittsburgh (FHLB), Federal Reserve Bank (FRB) and Atlantic Central Bankers Bank (ACBB) and do not have a readily determinable fair value for purposes of SFAS No. 115, because their ownership as restricted and they can be sold back only to the FHLB, FRB, ACBB or to another member institution. Therefore, these securities are classified as restricted equity investment securities, carried at cost, and evaluated for impairment.

         The quality rating of all obligations of state and political subdivisions were "A" or higher, as rated by Moody's or Standard and Poors. The only exceptions were local issues which were not rated, but were secured by the full faith and credit obligations of the communities that issued these securities. All of the state and political subdivision investments were actively traded in a liquid market.

         Proceeds from sales, maturities and redemptions of investments in debt and equity securities classified as Available-for-Sale during 2001, 2000 and 1999 were $33,318,256, $4,917,158 and $12,294,313, respectively. Gross gains realized on these sales were $98,895, $0 and $38,707, respectively. There were no gross losses on the 2001, 2000, and 1999 sales.

         Proceeds from maturities and redemptions of investments in debt securities classified as Held-to-Maturity during 2001, 2000 and 1999 were $0, $200,000 and $365,000 respectively. There were no gross gains or losses on these sales during 2001, 2000 and 1999, respectively.

4.       LOANS

         Major classifications of loans at December 31, 2001 and 2000 consisted of:

                                                     2001             2000
                                                --------------   --------------
Commercial ...................................  $   13,091,017   $   14,411,838
Tax-exempt ...................................         798,681        2,747,097
Municipal leases .............................       1,147,999          121,520
Real estate - construction ...................       2,537,584        1,648,143
Real estate ..................................     115,716,417      106,604,521
Personal .....................................       9,961,978       12,316,764
                                                --------------   --------------
Total gross loans ............................  $  143,253,676   $  137,849,883
Less:  Unearned discount .....................         279,389          485,967
       Unamortized loan fees, net of costs....         (15,305)           3,423
                                                --------------   --------------
Loans, net of unearned income ................  $  142,989,592   $  137,360,493
                                                ==============   ==============

         Non-accrual loans at December 31, 2001, 2000 and 1999 were $729,084, $311,780, and $198,840, respectively. The gross interest that would have been recorded if these loans had been current in accordance with their original terms and the amounts actually recorded in income were as follows:

                                                      2001      2000      1999
                                                     -------   -------   -------
Gross interest due under terms ...................   $99,280   $29,248   $16,089
Amount included in income ........................    61,568     5,023         0
                                                     -------   -------   -------
Interest income not recognized ...................   $37,712   $24,225   $16,089
                                                     =======   =======   =======

         At December 31, 2001 and 2000 the recorded investment in loans that are considered to be impaired as defined by SFAS No. 114 was $58,424 and $57,766, respectively. No additional charge to operations was required to provide for the impaired loans since the total allowance for loan losses is estimated by management to be adequate to provide for the loan loss allowance required by SFAS No. 114 along with any other potential losses. The average recorded investment in impaired loans during the years ended December 31, 2001 and 2000 was approximately $47,339 and $29,604, respectively.

         At December 31, 2001, there were no significant commitments to lend additional funds with respect to non-accrual and restructured loans.

         Changes in the allowance for loan losses for the years ended December 31, 2001, 2000 and 1999 were as follows:

                                              2001          2000          1999
                                           -----------   -----------   -----------
Balance, beginning of year ..............  $ 1,008,301   $   985,165   $   954,516
Provision charged to operations .........      162,500        54,000        78,000
Loans charged-off .......................     (189,186)      (98,105)      (99,951)
Recoveries ..............................       46,190        67,241        52,600
                                           -----------   -----------   -----------
Balance, end of year ....................  $ 1,027,805   $ 1,008,301   $   985,165
                                           ===========   ===========   ===========

5.       PREMISES AND EQUIPMENT

         A summary of premises and equipment at December 31, 2001 and 2000 follows:

                                                        2001             2000
                                                     ----------       ----------
Land .........................................       $  567,939       $  567,939
Buildings and improvements ...................        4,533,510        4,530,249
Furniture and equipment ......................        3,556,240        3,406,254
                                                     ----------       ----------
                                                     $8,657,689       $8,504,442
Less:  Accumulated depreciation ..............        4,023,187        3,582,155
                                                     ----------       ----------
                                                     $4,634,502       $4,922,287
                                                     ==========       ==========

         Depreciation amounted to $441,033 for 2001, $509,630 for 2000 and $515,511 for 1999.

6.   DEPOSITS

         Major classifications of deposits at December 31, 2001 and 2000 consisted of:

                                                      2001              2000
                                                  ------------      ------------
Demand - non-interest bearing ..............      $ 14,711,465      $ 14,593,285
Demand - interest bearing ..................        22,029,517        21,574,064
Savings ....................................        31,789,447        28,746,230
Time $100,000 and over .....................        26,058,987        21,915,685
Other time .................................        61,076,341        56,339,374
                                                  ------------      ------------
                                                  $155,665,757      $143,168,638
                                                  ============      ============

         The following is a schedule reflecting remaining maturities of time deposits of $100,000 and over at December 31, 2001:

2002......................................................   $   18,163,670
2003......................................................        4,220,916
2004......................................................        1,102,379
2005......................................................        2,271,912
2006 and thereafter.......................................          300,110
                                                             --------------
Total.....................................................   $   26,058,987
                                                             ==============

Interest expense related to time deposits of $100,000 or more was $1,493,072 in 2001, $1,065,537 in 2000 and $821,424 in 1999.

7.   SHORT TERM BORROWINGS

         Federal funds purchased, securities sold under agreements to repurchase, and Federal Home Loan Bank advances generally represented overnight or less than 30-day borrowings. U.S. Treasury tax and loan notes for collections made by the Bank were payable on demand. Short-term borrowings consisted of the following at December 31, 2001 and 2000:

                                                               2001
                                        --------------------------------------------------
                                                                    Maximum
                                          Ending       Average     Month End    Average
                                          Balance      Balance      Balance       Rate
                                        -----------  -----------  -----------  -----------
Federal funds purchased and securities
 sold under agreements to repurchase..  $19,606,983  $19,082,599  $20,684,867         3.71%
Federal Home Loan Bank Advances ......            0            0            0          .00%
U.S. Treasury tax and loan notes .....      173,941      532,978    1,000,000         3.23%
                                        -----------  -----------  -----------  -----------
Total ................................  $19,780,924  $19,615,577  $21,684,867         3.70%
                                        ===========  ===========  ===========  ===========
                                                              2000
                                        --------------------------------------------------
                                                                   Maximum
                                         Ending       Average     Month End     Average
                                         Balance      Balance      Balance       Rates
                                        -----------  -----------  -----------  -----------
Federal funds purchased and securities
 sold under agreements to repurchase..  $19,637,069  $16,468,523  $21,374,759         5.40%
Federal Home Loan Bank Advances ......            0    3,449,250    3,725,000         5.86%
U.S. Treasury tax and loan notes .....      471,897      439,873    1,000,000         6.38%
                                        -----------  -----------  -----------  -----------
Total ................................  $20,108,966  $20,357,646  $26,099,759         5.50%
                                        ===========  ===========  ===========  ===========

8.   LONG-TERM BORROWINGS

         Long-term borrowings consisted of the following due Federal Home Loan Bank at December 31, 2001 and 2000:

                                                                                                     2001         2000
                                                                                                  -----------  -----------
Loan dated November 28, 1997 in the original amount of $225,000 for a 10 year term requiring monthly payments of $1,627 including interest at 6.12%, maturing in 2007 with a final payment due of $146,690. Principal balances
    outstanding ................................................................................  $   198,966  $   206,082
Loan dated February 18, 1998 in the original amount of $2,000,000 for a 10 year term with a 5 year put.  Interest only is payable monthly @ 5.48% with a floating rate
    option at the end of 5 years.  Principal balances outstanding ..............................    2,000,000    2,000,000
Loan dated June 25, 1998 in the original amount of $72,000 for a 30 year term requiring
    monthly payments of $425 including interest at 5.856%.  Principal balances outstanding .....       68,665       69,711
Loan dated February 23, 1999 in the original amount of $29,160 for a 20 year term requiring monthly payments of $179 including interest at 5.50%.  Principal balances
    outstanding ................................................................................       27,493       28,111
Loan dated August 20, 1999 in the original amount of $32,400 for a 20 year term requiring monthly payments of $199 including interest at 5.50%.  Principal
    balances outstanding .......................................................................       30,896       31,564
Loan dated January 27, 2000 in the original amount of $5,000,000 for a 10 year term with
    a 1 year conversion date and a 3 month conversion frequency thereafter.  At
    December 31,2000 the interest rate was 6.00%.  Principal balances outstanding ..............    5,000,000    5,000,000
Loan dated May 26, 2000 in the original amount of $2,000,000 for a 5 year term with a 3 month conversion frequency.  At December 31, 2000 the interest rate
    was 6.50%. Principal balances outstanding ..................................................            0    2,000,000
Loan dated August 16, 2000 in the original amount of $2,000,000 for a 10 year term with a 6 month conversion date and a 3 month conversion frequency thereafter.
    At December 31, 2000 the interest rate was 5.925%. Principal balances outstanding ..........    2,000,000    2,000,000
Loan dated September 20, 2000 in the original amount of $2,000,000 for a 10 year term with a 3 year month conversion date and a e month conversion frequency thereafter
    At December 31, 2000 the interest rate was 6.10%. Principal balances outstanding ...........    2,000,000    2,000,000
Loan December 13, 2000 in the original amount of $32,092.44 for a 20 year term requiring monthly payments of $197 including interest at 5.50%.  Principal balances
    outstanding ................................................................................       31,477       32,092
                                                                                                  -----------  -----------
Total ..........................................................................................  $11,357,497  $13,367,560
                                                                                                  ===========  ===========

         At December 31, 2001 the annual maturities of long-term debt were as follows: $10,682 in 2002, $11,338 in 2003, $12,034 in 2004, $12,774 in 2005,
$13,558 in 2006 and $11,297,111 thereafter.

9.   COMPREHENSIVE INCOME

         The components of other comprehensive income and related tax effects are as follows:

                                                                              Years Ended December 31,
                                                                       ---------------------------------------
                                                                          2001          2000          1999
                                                                       -----------   -----------   -----------
Unrealized holding gains (losses) on Available-for-Sale investment
    securities ......................................................  $   354,266   $ 1,621,580   $(2,401,246)
Less reclassification adjustment for gains realized in income .......       98,895             0        38,707
                                                                       -----------   -----------   -----------
Net unrealized gains (losses) .......................................  $   255,371   $ 1,621,580   $(2,439,953)
Tax effects .........................................................      (90,816)     (550,861)      832,455
                                                                       -----------   -----------   -----------
Net of tax amount ...................................................  $   164,555   $ 1,070,719   $(1,607,498)
                                                                       ===========   ===========   ===========

10.  STOCKHOLDERS' EQUITY AND STOCK PURCHASE PLANS

         The Amended Articles of Incorporation contain a provision that permits the Corporation to issue warrants for the purchase of shares of common stock, par value $1.25 per share (the "Common Stock"), at below market prices in the event any person or entity acquires 25% or more of the Common Stock.

         The Corporation offers employees a stock purchase plan. The maximum number of shares of the Common Stock to be issued under this plan shall be 20,000. In addition, the Corporation may choose to purchase shares on the open market to facilitate this plan. A participating employee may annually elect deductions of at least 1% of base pay, but not more than 10% of base pay, to cover purchases of shares under this plan. A participating employee shall be deemed to have been granted an option to purchase a number of shares of the Common Stock equal to the annual aggregate amount of payroll deductions elected by the employee divided by 90% of the fair market value of Common Stock on the first day of January in each year. Stock issued to participating employees under the plan for the most recent three year period was:

                                                                                    Per Share
                                                                                    ----------
                                                                 Number             Employees'           Market
                                                                   of                Purchase            Value
                                Date Issued                      Shares               Price            of Shares
                                -----------                      ------             ----------         ---------
2001...................................................            839                15.07              16.75
2000...................................................            603                18.45              20.50
1999...................................................            549                23.74              26.38

         The Corporation also offers to its stockholders a Dividend Reinvestment and Stock Purchase Plan. Under the plan the Corporation registered with the Securities and Exchange Commission 500,000 shares of the Common Stock to be sold pursuant to the plan. The price per share for purchases under this plan is determined at each quarterly dividend payment date by the reported average mean between the bid and asked prices for the shares at the close of trading in the over-the-counter market on the trading day immediately preceding the quarterly dividend payment date. Participation in this plan by Shareholders began in June 1995. Shares issued under this plan for the most recent three year period was:

                                                            Number of        Total
                             Year                            Shares         Proceeds
                             ----                            ------         --------
2001................................................          6,506         $135,649
2000................................................          8,174         $137,037
1999................................................          7,345         $148,582

11.  INCOME TAXES

         The provision for income tax expense consisted of the following components:

Federal                                    2001           2000           1999
                                       -----------    -----------    -----------
Current ............................   $   663,669    $   682,853    $   666,270
Deferred (benefit) .................       (42,549)       (11,739)        18,469
                                       -----------    -----------    -----------
                                       $   621,120    $   671,114    $   684,739
                                       ===========    ===========    ===========

State                                                                  2001          2000          1999
                                                                    -----------   -----------  -----------
Current ..........................................................  $         0   $         0  $         0
Deferred (benefit) ...............................................         (192)            0            0
                                                                    -----------   -----------  -----------
                                TOTAL PROVISION FOR TAXES           $   620,928   $   671,114  $   684,739
                                                                    ===========   ===========  ===========

         A reconciliation of income tax expense and the amounts which would have been recorded based upon the statutory rate of 34% follows:

                                               2001                     2000                    1999
                                       ---------------------    ---------------------    ---------------------
                                        Amount       Rate        Amount       Rate        Amount       Rate
                                       ---------   ---------    ---------   ---------    ---------   ---------
Provision at statutory rate .........  $ 910,355        34.0%   $ 926,560        34.0%   $ 926,152        34.0%
Tax-exempt income ...................   (329,338)      (12.3)    (296,431)      (10.9)    (276,969)      (10.1)
Non-deductible expenses .............     48,142         1.8       46,176         1.7       40,087         1.4
Other, net ..........................     (8,039)        (.3)      (5,191)        (.2)      (4,531)        (.2)
                                       ---------   ---------    ---------   ---------    ---------   ---------
Actual federal income tax and rate ..  $ 621,120        23.2%   $ 671,114        24.6%   $ 684,739        25.1%
                                       =========   =========    =========   =========    =========   =========

         Income taxes applicable to realized security gains included in the provision for income taxes totaled $33,624 in 2001, $0 in 2000 and $13,160 in 1999.
         The net deferred tax asset (liability) recorded by the Corporation consisted of the following tax effects of temporary timing differences at December 31 2001, 2000 and 1999:

                                                                                2001        2000        1999
                                                                              ---------   ---------   ---------
Deferred tax assets:
    Loan loss reserve ......................................................  $ 247,692   $ 241,060   $233, 194
    Deferred compensation ..................................................    151,324     142,981     134,323
    Non-accrual loan interest ..............................................     11,291           0           0
    Contributions ..........................................................          0           0       3,400
    Investment in insurance agency .........................................        777           0           0
    Unrealized investment securities losses ................................          0      53,076     603,937
                                                                              ---------   ---------   ---------
                                                                       TOTAL  $ 411,084   $ 437,117   $ 974,854
                                                                              =========   =========   =========

Deferred tax liabilities:
    Loan fees and costs ....................................................  $ (64,036)  $ (63,369)  $ (68,321)
    Accretion ..............................................................     (2,020)     (3,591)     (5,679)
    Unrealized investment securities gains .................................    (37,740)          0           0
    Depreciation ...........................................................   (260,701)   (175,495)   (267,070)
                                                                              ---------   ---------   ---------
                                                                       TOTAL  $(364,497)  $(342,455)  $(341,070)
                                                                              ---------   ---------   ---------

Net deferred tax asset (liability) .........................................  $  46,587   $  94,662   $ 633,784
                                                                              =========   =========   =========

         The above net deferred asset (liability) is included in other assets or other liabilities on the consolidated balance sheets. It is anticipated that all tax assets will be realized, accordingly, no valuation allowance was provided.

         The Corporation and its subsidiary file a consolidated federal income tax return. The Parent Company is also required to file a separate state income tax return and has available state operating loss carryforwards totaling $436,235. The losses expire through 2011. The related deferred state tax asset in the amount of $43,580 has been fully reserved and is not reflected in the net tax asset (liability) since management is of the opinion that such assets will not be realized in the foreseeable future.

12.  BENEFIT AND DEFERRED COMPENSATION PLANS

         The Bank maintains a 401K salary deferred profit sharing plan for the benefit of its employees. Under the salary deferral component, employees may elect to contribute up to 10% of their compensation with the possibility that the Bank may make matching contributions to the plan. Under the profit sharing component, contributions are made at the discretion of the Board of Directors.

         Matching contributions amounted to $23,446, $22,725 and $21,600 for 2001, 2000 and 1999, respectively. Discretionary contributions amounted to $99,317, $98,638, and $93,191 in 2001, 2000 and 1999, respectively.

      DIRECTORS

         The Bank entered into agreements with three directors to establish non-qualified deferred compensation plans for each of these directors. These plans are limited to four-year terms. The Bank may, however, enter into subsequent similar plans with its directors. Each of the participating directors is deferring the payment to himself of certain directors fees to which he is entitled. Each director's future payment is based upon the cumulative amount of deferred fees together with interest currently accruing thereon at the rate of 8% per annum, subject to change by the Board of Directors. The Bank has obtained life insurance (designating the Bank as the beneficiary) on the lives of certain directors in face amounts which are intended to cover the Bank's obligations and related costs under the Director's Deferred Compensation Plan. As of December 31, 2001 and 2000, the net cash value of insurance policies was $294,703 and $253,410, respectively, and the total accrued liability was $227,535 and $201,735, respectively, relating to these directors' deferred compensation agreements.

     EXECUTIVE OFFICERS

         The Bank entered into agreements with two executive officers to establish non-qualified deferred compensation plans. Each officer is deferring compensation in order to participate in this Deferred Compensation Plan. If the officer continues to serve as an officer of the Bank until he attains sixty-five
(65) years of age, the Bank has agreed to pay him 120 guaranteed consecutive monthly payments commencing on the first day of the month following the officer's 65th birthday. Each officer's guaranteed monthly payment is based upon the future value of life insurance purchased with the compensation the officer has deferred. The Bank has obtained life insurance (designating the Bank as the beneficiary) on the life of each participating officer in an amount which is intended to cover the Bank's obligations under the Deferred Compensation Plan, based upon certain actuarial assumptions. As of December 31, 2001 and 2000, the net cash value of insurance policies was $254,936 and $217,389, respectively, and the total accrued liability was $227,535 and $201,735, respectively, relating to these executive officers' deferred compensation agreements.

         The amounts of net cash values of insurance policies and total accrued liabilities are included in other assets and accrued interest and other expense, respectively, on the consolidated balance sheets.

13.  LEASE COMMITMENTS AND CONTINGENCIES

         At December 31, 2001 the Bank was leasing some minor office equipment under operating leases.

         Rental expense under operating leases and contracted data processing services for the years ended December 31, 2001, 2000 and 1999 were $4,874, $5,702 and $5,690, respectively. In connection with an upgrade to the information systems, the Corporation estimates that in 2002 costs in the amount of $350,000 will be incurred for computer and software upgrades.

         In the normal course of business, there were various pending legal actions and proceedings which were not reflected in the consolidated financial statements. In the opinion of management, the consolidated financial statements have not and will not be affected materially by the outcome of such actions and proceedings.

14.  RELATED PARTY TRANSACTIONS

         Certain directors and executive officers of the Corporation and the Bank, as well as companies in which they are principal owners (i.e., at least 10%), were indebted to the Bank at December 31, 2001 and 2000. These loans were made on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated parties. A summary of the activity on the related party loans, comprised of eight directors, six executive officers and their related companies, consisted of the following:

                                                    2001               2000
                                                 -----------        -----------
Balance, beginning of year ...............       $ 2,113,043        $ 1,581,852
Additions ................................         1,410,000          1,509,658
Deductions ...............................        (1,158,275)          (978,467)
                                                 -----------        -----------
Balance, end of year .....................       $ 2,364,768        $ 2,113,043
                                                 ===========        ===========

         The above loans represent funds drawn and outstanding at the date of the accompanying consolidated financial statement. Commitments by the Bank to related parties on lines of credit for 2001 and 2000 presented an additional off-balance sheet risk to the extent of undisbursed funds in the amount of $317,902 and $568,251, respectively, on the above loans.

         These loans did not present more than the normal risk of collectibility nor present other unfavorable features.

15.  REGULATORY MATTERS

         Dividends are paid by the Corporation to shareholders from its assets which are mainly provided by dividends from the Bank. However, national banking laws place certain restrictions on the amount of cash dividends allowed to be paid by the Bank to the Corporation. Generally, the limitation provides that dividend payments may not exceed the Bank's current year's retained income plus retained net income for the preceding two years. Accordingly, in 2002, without prior regulatory approval, the Bank may declare dividends to the Corporation in the amount of $1,355,301 plus additional amounts equal to the net income earned in 2002 for the period January 1, 2002, through the date of declaration, less any dividends which may have already been paid in 2002. Regulations also limit the amount of loans and advances from the Bank to the Corporation to 10% of consolidated net assets.

         The Corporation is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Corporation's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation must meet specific capital guidelines that involve quantitative measures of the Corporation's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Corporation's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Management believes, as of December 31, 2002 and 2001, that the Corporation and the Bank met all capital adequacy requirements to which they are subject.

         Quantitative measures established by regulation to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier I Capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I Capital (as defined) to average assets (as defined).

         As of December 31, 2001, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

         The Bank's actual capital amounts (in thousands) and ratios are presented in the following table:

                                                                                                        To Be Well
                                                                                                     Capitalized Under
                                                                                 For Capital         Prompt Corrective
                                                            Actual            Adequacy Purposes      Action Provisions
                                                       -----------------      -----------------      -----------------
                                                       Amount      Ratio      Amount      Ratio      Amount      Ratio
                                                       ------      -----      ------      -----      ------      -----
As of December 31, 2001:
    Total Capital
        (To risk-weighted assets).................      $26,989     19.82%    $10,894       8.00%     $13,618     10.00%
    Tier I Capital
        (To risk-weighted assets).................      $25,961     19.06%    $ 5,447       4.00%     $ 8,171      6.00%
    Tier I Capital
        (To average assets).......................      $25,961     12.44%    $ 8,346       4.00%     $10,432      5.00%
As of December 31, 2000:
    Total Capital
        (To risk-weighted assets).................      $25,068     21.79%    $ 9,205       8.00%     $11,506     10.00%
    Tier I Capital
        (To risk-weighted assets).................      $24,088     20.94%    $ 4,602       4.00%     $ 6,904      6.00%
    Tier I Capital
        (To average assets).......................      $24,088     13.02%    $ 7,401       4.00%     $ 9,251      5.00%

         The Corporation's capital ratios are not materially different from those of the Bank.

16. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND CONCENTRATIONS OF CREDIT RISK

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

         The Corporation may require collateral or other security to support financial instruments with off-balance sheet credit risk. The contract or notional amounts at December 31, 2001 and 2000 were as follows:

                                                                        2001         2000
                                                                     -----------  -----------
Financial instruments whose contract amounts represent credit risk:
    Commitments to extend credit ..................................  $11,841,592  $ 9,685,243
    Financial standby letters of credit ...........................    2,347,562    1,990,087
    Performance standby letters of credit .........................       15,030       17,850
    Dealer floor plans ............................................    1,884,022    1,098,455

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

         Standby letters of credit and commercial letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Corporation holds collateral supporting those commitments for which collateral is deemed necessary. The extent of collateral held for those commitments at December 31, 2001 varied from 0 percent to 100 percent; the average amount collateralized was 62.8 percent.

         The Corporation's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and letters of credit is represented by the contractual notional amount of those instruments. The Corporation uses the same credit policies in making commitments and conditional obligations, as it does for on-balance sheet instruments.

         The Corporation granted commercial, consumer and residential loans to customers within Pennsylvania. Of the total loan portfolio 81.9% was for real estate loans, principally residential. It was the opinion of management that the high concentration did not pose an adverse credit risk. Further, it was management's opinion that the remainder of the loan portfolio was balanced and diversified to the extent necessary to avoid any significant concentration of credit.

17.  FAIR VALUES OF FINANCIAL INSTRUMENTS

         Statement of Financial Accounting Standards (SFAS) No. 107, "Disclosures about Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not required to be recognized in the consolidated balance sheet, for which it is practicable to estimate such value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. These techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Fair value estimates derived through these techniques cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. SFAS No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Corporation.

         The following methods and assumptions were used by the Corporation in estimating its fair value disclosures for financial instruments:

         CASH AND OTHER SHORT-TERM INSTRUMENTS

                  Cash and due from banks, interest bearing deposits with other banks, and Federal Funds sold had carrying values which were a reasonable estimate of fair value. Accordingly, fair values regarding these instruments were provided by reference to carrying values reflected on the consolidated balance sheets.

         INVESTMENT SECURITIES

                  The fair value of investment securities which included mortgage backed securities were estimated based on bid prices published in financial newspapers or bid quotations received from securities dealers.

         LOANS

                  Fair values were estimated for categories of loans with similar financial characteristics. Loans were segregated by type such as commercial, tax-exempt, real estate mortgages and consumer. For estimation purposes, each loan category was further segmented into fixed and adjustable rate interest terms and also into performing and non-performing classifications.

                  The fair value of each category of performing loans was calculated by discounting future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

                  Fair value for non-performing loans was based on management's estimate of future cash flows discounted using a rate commensurate with the risk associated with the estimated future cash flows. The assumptions used by management were judgmentally determined using specific borrower information.

         DEPOSITS

                  Under SFAS No. 107, the fair value of deposits with no stated maturity, such as Demand Deposits, Savings Accounts, and Money Market Accounts, was equal to the amount payable on demand at December 31, 2001 and 2000.

                  Fair values for fixed rate Certificates of Deposit were estimated using a discounted cash flow calculation that applied interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

         SHORT-TERM BORROWINGS

                  The carrying amounts of federal funds purchased and securities sold under agreements to repurchase and other short-term borrowings approximated their fair values.

         LONG-TERM BORROWINGS

                  The fair values of long-term borrowings, other than capitalized leases, are estimated using discounted cash flow analyses based on the Corporation's incremental borrowing rate for similar instruments. The carrying amounts of capitalized leases approximated their fair values, because the incremental borrowing rate used in the carrying amount calculation was at the market rate.

         COMMITMENTS TO EXTEND CREDIT AND STANDBY LETTERS OF CREDIT

                  Management estimated that there were no material differences between the notional amount and the estimated fair value of those off-balance sheet items, because they were primarily composed of unfunded loan commitments which were generally priced at market value at the time of funding.

                  At December 31, 2001 and 2000, the carrying values and estimated fair values of financial instruments are presented in the table below:

                                                            2001                         2000
                                                ----------------------------  --------------------------
                                                  Carrying        Estimated    Carrying      Estimated
                                                   Amount         Fair Value     Amount      Fair Value
                                                -------------   ------------  ------------  ------------
Financial Assets:
    Cash and short-term investments ..........  $   8,517,836   $  8,517,836  $ 12,662,644  $ 12,662,644
    Investment securities ....................     57,121,229     57,121,229    47,311,098    47,311,098

Loans:
    Commercial ...............................     13,091,017     13,091,017    14,411,838    14,411,838
    Tax-exempt ...............................        798,681        798,681     2,747,097     2,748,629
    Qualified municipal leases ...............      1,147,999      1,147,999       121,520       121,520
    Real estate - construction ...............      2,537,584      2,537,584     1,648,143     1,648,048
    Real estate ..............................    115,716,417    115,819,722   106,604,521   106,495,056
    Personal .................................      9,961,978      9,964,606    12,316,764    12,079,213
                                                -------------   ------------  ------------  ------------
    Gross loans ..............................  $ 143,253,676   $143,359,609  $137,849,883  $137,504,304
    Less:  Unearned discount .................        279,389              0      485,9671             0
        Unamortized loan fees, net of costs ..        (15,305)             0         3,423             0
                                                -------------   ------------  ------------  ------------
        Loans, net of unearned income ........  $ 142,989,592   $143,359,609  $137,360,493  $137,504,304
        Allowance for losses .................      1,027,805              0     1,008,301             0
                                                -------------   ------------  ------------  ------------
    Net loans ................................  $ 141,961,787   $143,359,609  $136,352,192  $137,504,304
                                                =============   ============  ============  ============

Financial Liabilities:
    Deposits:
        Demand - non-interest bearing ........  $  14,711,465   $ 14,711,465  $ 14,593,285  $ 14,593,285
        Demand - interest bearing ............     22,029,517     22,029,517    21,574,064    21,574,064
        Savings ..............................     31,789,447     31,789,447    28,746,230    28,746,230
        Time - $100,000 and over .............     26,058,987     27,149,953    21,915,685    22,236,210
        Other time ...........................     61,076,341     63,012,111    56,339,374    56,613,257
                                                -------------   ------------  ------------  ------------
           Total Deposits ....................  $ 155,665,757   $158,692,493  $143,168,638  $143,763,046
                                                =============   ============  ============  ============

Short-Term Borrowings ........................  $  19,780,924   $ 19,780,924  $ 20,108,966  $ 20,108,966
Long-Term Borrowings .........................     11,357,497     11,399,546    13,367,560    13,469,281

Off-Balance Sheet Assets (Liabilities):
    Commitments to extend credit .............                    11,841,592                   9,685,243
    Standby letters of credit ................                     2,347,562                   1,990,087
    Performance standby letters of credit ....                        15,030                      17,850
    Dealer floor plans .......................                     1,884,022                   1,098,455

18.  PARENT COMPANY FINANCIAL INFORMATION

         Condensed financial information for CCFNB Bancorp, Inc. (Parent Company only) was as follows:

BALANCE SHEETS                                                             December 31,
                                                                     --------------------------
Assets                                                                  2001          2000
                                                                     ------------   ------------
    Cash in subsidiary Bank .......................................  $    261,018   $     71,168
    Investment in subsidiary ......................................    25,289,498     24,568,790
    Investment in other equity securities .........................       310,866        228,804
    Prepayments and other assets ..................................       170,458         28,887
    Receivable from subsidiary ....................................        77,844        181,209
                                                                     ------------   ------------
        Total Assets ..............................................  $ 26,109,684   $ 25,078,858
                                                                     ============   ============
Liabilities and Stockholders' Equity
    Accrued expenses and other liabilities ........................  $     67,669   $     28,853
                                                                     ------------   ------------
        Total Liabilities .........................................  $     67,669   $     28,853
                                                                     ------------   ------------
Stockholders' Equity
    Common stock ..................................................  $  1,657,715   $  1,682,910
    Surplus .......................................................     4,730,002      5,146,061
    Retained earnings .............................................    19,578,971     18,310,262
    Accumulated other comprehensive income (loss) .................        75,327        (89,228)
                                                                     ------------   ------------
        Total Stockholders' Equity ................................  $ 26,042,015   $ 25,050,005
                                                                     ------------   ------------
        Total Liabilities and Stockholders' Equity ................  $ 26,109,684   $ 25,078,858
                                                                     ============   ============


STATEMENTS OF INCOME                                                          Years Ended December 31,
                                                                     -----------------------------------------
Income                                                                   2001           2000          1999
                                                                     ------------   ------------   -----------
    Dividends from subsidiary bank ................................  $  1,515,635   $  1,330,102   $   697,859
    Dividends - other .............................................         8,898          8,291         7,837
    Interest ......................................................         2,917          4,857         8,243
                                                                     ------------   ------------   -----------
        Total Income ..............................................  $  1,527,450   $  1,343,250   $   713,939
Operating Expenses ................................................        90,787         75,604       110,264
                                                                     ------------   ------------   -----------
    Income Before Taxes and Equity in Undistributed
        Net Income of Subsidiary ..................................  $  1,436,663   $  1,267,646   $   603,675
Applicable income tax (benefit) ...................................       (29,746)       (23,208)      (33,888)
                                                                     ------------   ------------   -----------
    Income Before Equity in Undistributed Net Income
        of Subsidiary .............................................  $  1,466,409   $  1,290,854   $   637,563
Equity in undistributed income of subsidiary ......................       592,094        763,207     1,401,674
Loss from investment in insurance agency ..........................        (1,916)             0             0
                                                                     ------------   ------------   -----------
    Net Income ....................................................  $  2,056,587   $  2,054,061   $ 2,039,237
                                                                     ============   ============   ===========
STATEMENTS OF CASH FLOWS
Operating Activities
Net Income ........................................................  $  2,056,587   $  2,054,061   $ 2,039,237
Adjustments to reconcile net income to net cash provided by
    operating activities:
        Equity in undistributed net income of subsidiary ..........      (592,094)      (763,207)   (1,401,674)
        Loss from investment in an insurance agency ...............         1,916              0             0
        (Increase) decrease in receivable from subsidiary .........       103,365       (163,235)       38,007
        Deferred income taxed (benefit) ...........................          (777)             0             0
        Increase (decrease) in income taxes and accrued expenses
        Payable ...................................................        38,816         (1,417)      (14,236)
                                                                     ------------   ------------   -----------
        Net Cash Provided By Operating Activities .................  $  1,607,813   $  1,125,202   $   661,334
                                                                     ------------   ------------   -----------
Investing Activities
Purchase of equity securities .....................................  $    (21,563)             0   $   (23,504)
Acquisition of interest in an insurance agency ....................      (167,268)             0             0
                                                                     ------------   ------------   -----------
        Net Cash (Used) in Investing Activities ...................  $   (188,831)             0   $   (23,504)
                                                                     ============   ============   ===========
Financing Activities
Proceeds from sale of treasury stock ..............................             0              0   $    13,034
Acquisition of treasury stock .....................................      (589,547)      (512,270)     (330,475)
Proceeds from issuance of common stock ............................       148,293        148,162       148,582
Cash dividends ....................................................      (787,878)      (757,796)     (695,463)
                                                                     ------------   ------------   -----------
        Net Cash (Used) By Financing Activities ...................  $ (1,229,132)  $ (1,121,904)  $  (864,322)
                                                                     ------------   ------------   -----------
        Increase (Decrease) in Cash and Cash Equivalents ..........  $    189,850   $      4,298   $  (226,492)
Cash and Cash Equivalents at Beginning of Year ....................        71,168         66,870       293,362
                                                                     ------------   ------------   -----------
        Cash and Cash Equivalents at End of Year ..................  $    261,018   $     71,168   $    66,870
                                                                     ============   ============   ===========

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders of CCFNB Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of CCFNB Bancorp, Inc. and Subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CCFNB Bancorp, Inc. and Subsidiary as of December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with generally accepted accounting principles generally accepted in the United States of America.





J. H. Williams & Co., LLP
Kingston, Pennsylvania
January 18, 2002

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                               CCFNB BANCORP, INC.
                     SELECTED CONSOLIDATED FINANCIAL SUMMARY
                NOT COVERED BY REPORT OF INDEPENDENT ACCOUNTANTS

 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA AND RATIOS)

                                                            2001           2000           1999           1998           1997
                                                        -------------  -------------  -------------  -------------  -------------
INCOME STATEMENT DATA:
Total interest income ................................. $      13,720  $      13,552  $      12,669  $      12,444  $      12,487
Total interest expense ................................         6,924          6,859          6,099          6,072          5,976
                                                        -------------  -------------  -------------  -------------  -------------
Net interest income ................................... $       6,796  $       6,693  $       6,570          6,372          6,511
Provision for possible loan losses ....................           163             54             78             78             60
Other operating income ................................         1,149          1,053          1,050            981            815
Other operating expenses ..............................         5,104          4,967          4,818          4,739          4,492
Federal income taxes ..................................           621            671            685            634            749
                                                        -------------  -------------  -------------  -------------  -------------
Net income ............................................ $       2,057  $       2,054  $       2,039  $       1,902  $       2,025
                                                        =============  =============  =============  =============  =============

PER SHARE DATA:
Earnings per share (1) ................................ $        1.54  $        1.51  $        1.48  $        1.38  $        1.47
Cash dividends declared per share ..................... $        0.59  $        0.56  $        0.51  $        0.46  $        0.46
Book value per share .................................. $       19.64  $       18.61  $       16.85  $       17.03  $       15.68
Average shares outstanding ............................     1,338,007      1,355,624      1,375,572      1,378,339      1,381,800

BALANCE SHEET DATA:
Total assets .......................................... $     214,238  $     203,054  $     196,122  $     185,258  $     173,866
Total loans ........................................... $     142,990        137,360  $     134,423  $     118,558  $     119,045
Total securities ...................................... $      57,121         47,311  $      49,104  $      48,151  $      43,862
Total deposits ........................................ $     155,666        143,169  $     138,606  $     137,679  $     127,719
FHLB advances - long-term ............................. $      11,357         13,368  $       2,344  $       2,291  $         225
Total stockholders' equity ............................ $      26,042         25,050  $      23,047  $      23,480  $      22,105

PERFORMANCE RATIOS:
Return on average assets ..............................          0.99%          1.04%          1.09%          1.07%          1.18%
Return on average stockholders' equity ................          7.92%          8.59%          8.91%          8.54%          9.79%
Net interest margin (2) ...............................          3.68%          3.91%          3.96%          4.05%          4.23%
Total  non-interest  expense as a percentage of
   average assets .....................................          2.45%          2.52%          2.58%          2.67%          2.62%

ASSET QUALITY RATIOS:
Allowance for possible loan losses as a
percentage of loans, net ..............................          0.72%          0.74%          0.73%          0.81%          0.76%
Allowance for possible loan losses as a percentage of
   non-performing loans (3) ...........................         60.54%        153.66%        264.83%        100.32%        129.27%
Non-performing loans as a percentage of total loans,
   net (3) ............................................          1.19%          0.48%          0.28%          0.81%          0.59%
Non-performing assets as a percentage of
   total assets (3) ...................................          0.79%          0.32%          0.19%          0.51%          0.40%
Net charge-offs as a percentage of average
   net loans (4) ......................................          0.10%          0.02%          0.04%          2.11%          0.06%

LIQUIDITY AND CAPITAL RATIOS:
Equity to assets ......................................         12.16%         12.34%         11.75%         12.53%         12.09%
Tier 1 Capital to risk-weighted assets (5) ............         19.06%         20.94%         17.94%         20.93%         20.98%
Leverage ratio (5)(6) .................................         12.44%         13.02%         12.94%         12.95%         12.57%
Total capital to risk-weighted assets (5) .............         19.82%         21.79%         18.68%         21.80%         21.84%
Dividend payout ratio .................................         38.31%         36.89%         34.09%         33.59%         31.65%

----------

(1)      Based upon average shares and common share equivalents outstanding.

(2) Represents net interest income as a percentage of average total interest-earning assets, calculated on a tax-equivalent basis.

(3) Non-performing loans are comprised of (i) loans which are on a non-accrual basis, (ii) accruing loans that are 90 days or more past due, and (iii) restructured loans. Non-performing assets are comprised of non-performing loans and foreclosed real estate (assets acquired in foreclosure), if applicable.

(4)      Based upon average balances for the respective periods.

(5) Based on the Federal Reserve Bank's risk-based capital guidelines, as applicable to the Corporation. The Bank is subject to similar requirements imposed by the Office of the Comptroller of the Currency (the "OCC").

(6) The leverage ratio is defined as the ratio of Tier 1 Capital to average total assets less intangible assets, if applicable.

         The following discussion and analysis should be read in conjunction with the detailed information and financial statements, including notes thereto, included elsewhere in this report. The consolidated financial condition and results of operations of the

Corporation are essentially those of its subsidiary, the Bank. Therefore, the analysis that follows is directed to the performance of the Bank.

                     FACTORS THAT MAY AFFECT FUTURE RESULTS

         General. Banking is affected, directly and indirectly, by local, domestic and international economic and political conditions, and by government monetary and fiscal policies. Conditions such as inflation, recession, unemployment, volatile interest rates, tight money supply, real estate values, international conflicts and other factors beyond the control of the Corporation may adversely affect the future results of operations of the Corporation. Management does not expect any one particular factor to affect the Corporation's results of operations. A downward trend in several areas, however, including real estate, construction and consumer spending, could have an adverse impact on the Corporation's ability to maintain or increase profitability. Therefore, there is no assurance that the Corporation will be able to continue their current rates of income and growth.

         Interest Rates. The Corporation's earnings depend, to a large extent, upon net interest income, which is primarily influenced by the relationship between its cost of funds (deposits and borrowings) and the yield on its interest-earning assets (loans and investments). This relationship, known as the net interest spread, is subject to fluctuation and is affected by regulatory, economic and competitive factors which influence interest rates, the volume, rate and mix of interest-earning assets and interest-bearing liabilities, and the level of non-performing assets. As part of its interest rate risk management strategy comprised of interest rate risk, mortgage risk, and deposit pricing risk components, management seeks to control its exposure to interest rate changes by managing the maturity and repricing characteristics of interest-earning assets and interest-bearing liabilities.

         As of December 31, 2001, total interest-earning assets maturing or repricing within one year were more than total interest-bearing liabilities maturing or repricing in the same period by $14,161,000, representing a cumulative one year interest rate sensitivity gap as a percentage of total assets of total assets of positive 6.6%. This condition suggests that the yield on the Corporation's interest-earning assets should adjust to changes in market interest rate at a faster rate than the cost of the Corporation's interest-bearing liabilities. Consequently, the Corporation's net interest income could increase during periods of rising interest rates. See "Interest Rate Sensitivity".

         Local Economic Conditions. The success of the Corporation is dependent, to a certain extent, upon the general economic conditions in the geographic market served. Although the Corporation expects that economic conditions will continue to be favorable in this market, no assurance can be given that these economic conditions will continue. Adverse changes in economic conditions in the geographic market that the Corporation serves would likely impair its ability to collect loans and could otherwise have a material adverse effect on the results of operations and financial condition of the Corporation.

         Competition. The Banking industry is highly competitive, with rapid changes in product delivery systems and in consolidation of service providers. Many of the Corporation's competitors are bigger than the Corporation in terms of assets and have substantially greater technical, marketing and financial resources. Because of their size, many of these competitors can (and do) offer products and services that the Corporation does not offer. The Corporation is constantly striving to meet the convenience and needs of its customers and to enlarge its customer base. No assurance can be given that these efforts will be successful in maintaining and expanding the Corporation's customer base.

                              RESULTS OF OPERATIONS

         The Corporation's net income increased .2% to $2,057,000 for 2001, compared to $2,054,000 for 2000. Earnings per common share for the current year were $1.54 compared to $1.51 per common share in 2000. Beginning June 1995, dividend reinvestment and employee's stock option plans went into effect for the Corporation. Additionally, since 1997 the Corporation has purchased and partially retired treasury stock. Additionally, during the last half of 1999 the Corporation entered into a strategy to purchase up to ten percent of the company's common stock in open market purchases. This resulted in 27,501 shares of stock being purchased and retired during 2001 and 30,100 shares of stock being purchased and retired during 2000. The net effect of these factors have caused a net decrease in weighted average number of shares outstanding of 1,338,007, 1,355,624, and 1,375,572 for 2001, 2000 and 1999 respectively.

         Loans increased 4.1% throughout 2001 to $142,990,000 from $137,360,000 in 2000. The increase was in the Real Estate lending area. Return on average assets ("ROA") decreased to .99% for 2001 compared to 1.04% for 2000. The return on average equity ("ROE") decreased to 7.9% for 2001 compared to 8.6% for 2000.

         Tax-equivalent net interest income increased 2.1% in 2001 to $7,290,000 in 2001 from $7,138,000 in 2000. Average earning assets increased 8.5% in 2001 from $182,673,000 in 2000 to $198,152,000 in 2001. This increased net interest income is a result of changes in interest rates with the rates being dropped by the Federal Reserve eleven times during 2001. Coupled with the falling rates was a downturn in the economy and stock market which increased bank deposits, specifically certificates of deposit ("CD") as customers looked for safer investment vehicles for their assets. All loan and deposits rates dropped throughout 2001. The CD rates for deposits were much lower than previously. As a result of the factors outlined above, net interest income increased 1.5% from $6,693,000 in 2000 to $6,795,000 in 2001.

                          TABLE OF NON-INTEREST INCOME
                             (Dollars in Thousands)

                                                           Years Ended December 31,
                                                      -----------------------------------
                                                         2001        2000        1999
                                                      ----------- ----------- -----------
Service charges and fees ............................ $       606 $       595 $       612
Trust department income .............................         238         219         189
Investment securities gains - net ...................          99           0          39
Other ...............................................         206         239         210
                                                      ----------- ----------- -----------
Total non-interest income ........................... $     1,149 $     1,053 $     1,050
                                                      =========== =========== ===========

         Total non-interest income increased slightly during 2001 from $1,053,000 in 2000 to $1,149,000 in 2001. Trust income increased 8.68% from
$219,000 in 2000 to $238,000 in 2001. Service fees and charges increased from $595,000 in 2000 to $606,000 in 2001 or 1.8%. Other income decreased 13.8% from
$239,000 in 2000 to $206,000 in 2001. Gains on sales of investment securities increased from $0 in 2000 to $99,000 in 2001. The decrease in other income was principally the result of Investment income of $106,000 in 2000 falling to $72,000 in 2001 or a decrease of $34,000 or 32.1%.

                          TABLE OF NON-INTEREST EXPENSE
                             (Dollars in Thousands)

                                                    Years Ended December 31,
                                             -----------------------------------
                                                2001        2000        1999
                                             ----------- ----------- -----------
Salaries and wages ......................... $     2,050 $     2,016 $     1,905
Employee benefits ..........................         692         645         630
Net occupancy expense ......................         366         328         339
Furniture and equipment expense ............         544         601         597
State shares tax ...........................         243         219         196
Other expense ..............................       1,209       1,158       1,152
                                             ----------- ----------- -----------
Total non-interest expense ................. $     5,104 $     4,967 $     4,819
                                             =========== =========== ===========

         Total non-interest expense increased to $5,104,000 in 2001 from $4,967,000 in 2000 or an increase of 2.8% or $137,000. An $81,000 or 3% increase in salaries and benefits was attributable mainly to normal merit and cost of living increases and increased benefit costs. Furniture and equipment expense decreased $57,000 from $601,000 in 2000 compared to $544,000 in 2001. Net occupancy expenses increased $38,000 to $366,000 in 2001 compared to $328,000 in 2000. State shares tax expense increased 11% or $24,000 from 2000 to 2001. Mac expense up 16.7% or $16,000; advertising up 27.6% or $16,000; Data Processing Expense up 41.8% or $12,000; and Directors fees up 6.3% or $7,000 resulted in the increased other expenses of $51,000.

         A key in measuring non-interest expense is to express this non-interest expense as a percentage of average total assets. In 2000, this percentage was 2.5% compared to 2.4% in 2001 or a 4.0% improvement.

         The provision for loan losses increased in 2001 from $54,000 in 2000 to $162,500. The increase resulted from one small business loan that was converted to non-accrual status.

                               NET INTEREST INCOME

         Tax-equivalent net interest income for 2001 equaled $7,290,000 compared to $7,138,000 in 2000, an increase of 2.1%.

                       TAX-EQUIVALENT NET INTEREST INCOME
                             (Dollars in Thousands)

                                                            Years Ended December 31,
                                                      -----------------------------------
                                                         2001        2000        1999
                                                      ----------- ----------- -----------
Interest income ..................................... $    13,719 $    13,552 $    12,669
Interest expense ....................................       6,924       6,859       6,099
                                                      ----------- ----------- -----------
Net interest income .................................       6.795       6,693 $     6,570
Tax-equivalent adjustment ...........................         495         445         417
                                                      ----------- ----------- -----------
Net interest income (fully taxable equivalent) ...... $     7,290 $     7,138 $     6,987
                                                      =========== =========== ===========

         The decrease in the overall tax-equivalent net interest margin from 4.91% in 2000 to 3.68% in 2001 is a result of interest rate changes during the year with loans repricing downward sooner than deposits repricing downward. Overall average interest earning assets yielded 6.9% in 2001 or 52 basis points less than the 7.42% in 2000. Conversely, average interest bearing liabilities cost 4.14% in 2001 or 24 basis points less than 2000. This "squeeze" occurring with the downward trend of interest rates resulted in the decreased net interest margin.

         The following Average Balance Sheet and Rate Analysis table presents the average assets, actual income or expense and the average yield on assets, liabilities and stockholders' equity for the years 2001, 2000 and 1999.

                     AVERAGE BALANCE SHEET AND RATE ANALYSIS
                         THREE YEARS ENDED DECEMBER 31,
                             (Dollars in thousands)

                                                          2001                                       2000
                                        -----------------------------------------   ---------------------------------------
                                          Average       Interest        Average       Average       Interest      Average
                                          Balance       Inc./Exp        Yd/Rate       Balance       Inc./Exp      Yd/Rate
                                        -----------    -----------    -----------   -----------   -----------   -----------
ASSETS:                                     (1)            (2)                          (1)           (2)
Interest Bearing Deposits With Other
    Financial Institutions ...........  $     6,569    $       269           4.09%  $     1,296   $        83          6.40%
                                        -----------    -----------    -----------   -----------   -----------   -----------
Investment Securities:
    U.S. Government Securities .......  $    29,908    $     1,727           5.77   $    30,980   $     1,912          6.17
    State and Municipal
      Obligations(3) .................       17,162            815           7.19        14,731           732          7.53
    Other Securities .................        3,523            196           5.56         1,292            98          7.59
                                        -----------    -----------    -----------   -----------   -----------   -----------
Total Investment Securities ..........  $    50,593    $     2,738           5.41%  $    47,003   $     2,742          5.83%
                                        -----------    -----------    -----------   -----------   -----------   -----------
Federal Funds Sold ...................  $     1,771    $        67           3.78%  $        49   $         3          6.12%
                                        -----------    -----------    -----------   -----------   -----------   -----------
    Consumer .........................  $    11,436    $       959           8.39        12,515         1,016          8.12
    Dealer Floor Plan ................        4,522            290           6.41         5,424           475          8.76
    Mortgage .........................      111,715          8,523           7.63       104,356         8,169          7.83
    Commercial .......................        8,733            726           8.28         9,500           931          9.80
    Municipal Leases(3) ..............          230             10           6.59           145             8          8.36
    Tax Free(3) ......................        2,543            137           8.16         2,385           125          7.94
                                        -----------    -----------    -----------   -----------   -----------   -----------
Total Loans ..........................  $   139,219    $    10,645           7.65%  $   134,325   $    10,724          7.98%
                                        -----------    -----------    -----------   -----------   -----------   -----------
Total Interest-Earning Assets ........  $   198,152    $    13,719           6.92%  $   182,673   $    13,552          7.42%
                                                       -----------    -----------                 -----------   -----------
Reserve for Loan Losses ..............       (1,015)                                     (1,018)
Cash and Due from Banks ..............        2,373                                       5,360
Other Assets .........................        9,120                                       9,712
                                        -----------                                 -----------
Total Assets .........................  $   208,630                                 $   196,727
                                        ===========                                 ===========
                                                        1999
                                         ----------------------------------------
                                           Average       Interest       Average
                                           Balance       Inc./Exp       Yd/Rate
                                         -----------    ----------    -----------
ASSETS:                                      (1)            (2)
Interest Bearing Deposits With Other
    Financial Institutions ...........  $     2,739    $       132           4.82%
                                        -----------    -----------    -----------
Investment Securities:
    U.S. Government Securities .......  $    34,380    $     2,021           5.88
    State and Municipal
      Obligations(3) .................       14,315            689           7.29
    Other Securities .................        1,132             81           7.16
                                        -----------    -----------    -----------
Total Investment Securities ..........  $    49,827    $     2,791           5.60%
                                        -----------    -----------    -----------
Federal Funds Sold ...................  $       825    $        39           4.73%
                                        -----------    -----------    -----------
    Consumer .........................       10,797            887           8.22
    Dealer Floor Plan ................        2,876            230           8.00
    Mortgage .........................       99,473          7,771           7.81
    Commercial .......................        7,768            700           9.01
    Municipal Leases(3) ..............           77              5           9.84
    Tax Free(3) ......................        2,194            114           7.87
                                        -----------    -----------    -----------
Total Loans ..........................  $   123,185    $     9,707           7.88%
                                        -----------    -----------    -----------
Total Interest-Earning Assets ........  $   176,576    $    12,669           7.18%
                                                       -----------    -----------
Reserve for Loan Losses ..............         (990)
Cash and Due from Banks ..............        1,837
Other Assets .........................        9,174
                                        -----------
Total Assets .........................  $   186,597
                                        ===========

LIABILITIES AND CAPITAL:
SUPER NOW Deposits ..................... $   22,188 $      217         .98% $   21,662  $      279       1.29%
IRA's under $100,000 ...................      8,326        368        4.42       8,147         433       5.31
Money Market Deposits ..................      8,337        173        2.08       9,308         255       2.74
Savings Deposits .......................     21,335        396        1.86      21,464         550       2.56
Time Deposits including IRA's
    over $100,000 ......................     24,272      1,493        6.15      17,169       1,066       6.21
Other Time Deposits under  $100,000 ....     51,121      2,827        5.53      47,579         889       5.40
                                         ---------- ----------  ----------  ----------  ---------- ----------
Total Interest-Bearing Deposits ........ $  135,579 $    5,474        4.04% $  125,329  $    5,170       4.13%
U.S. Treasury Short-Term Borrowings ....        485         17        3.51         439          28       6.38
Short-Term Borrowings - Other ..........          0          0         .00       3.449         202       5.68
Long-Term Borrowings ...................     12,179        731        6.00      10,847         570       5.25
Repurchase Agreements ..................     18,965        702        3.70      16,468         889       5.40
                                         ---------- ----------  ----------  ----------  ---------- ----------
Total Interest-Bearing Liabilities ..... $  167,208 $    6,924        4.14% $  156,532  $    6,859       4.38%
                                                                                        ---------- ----------
Demand Deposits ........................     14,022                            14,445
Other Liabilities ......................      1,420                             1,840
Stockholders' Equity ...................     25,980                            23,910
                                         ----------                         ----------
Total Liabilities and Capital .......... $  208,630                         $ 196,727
                                         ==========                         ==========
NET INTEREST INCOME/NET INTEREST
    MARGIN (4) .........................             $    6,795        3.43%            $    6,693       3.66%
                                                     ==========  ==========             ========== ==========
TAX-EQUIVALENT NET INTEREST INCOME/NET
    INTEREST MARGIN (5) ................             $    7,290        3.68%            $    7,138       3.91%
                                                     ==========  ==========             ========== ==========
LIABILITIES AND CAPITAL:
SUPER NOW Deposits.......................    $ 21,717     $ 289     1.33%
IRA's under $100,000.....................       8,352       413      4.94
Money Market Deposits....................      10,835       298      2.75
Savings Deposits.........................      21,895       559      2.55
Time Deposits including IRA's
    over $100,000........................      14,302       821      5.74
Other Time Deposits under  $100,000......      48,505     2,574      5.31
                                             ---------  --------  --------
Total Interest-Bearing Deposits..........    $125,606   $ 4,954     3.94%
U.S. Treasury Short-Term Borrowings......         454        21      4.63
Short-Term Borrowings - Other............       1,709        97      5.68
Long-Term Borrowings.....................       2,323       130      5.60
Repurchase Agreements....................      18,972       897      4.73
                                             ---------  --------  --------
Total Interest-Bearing Liabilities.......    $149,064   $ 6,099     4.09%
                                                        --------  --------
Demand Deposits..........................      13,357
Other Liabilities........................       1,302
Stockholders' Equity.....................      22,874
                                             ---------
Total Liabilities and Capital............    $186,597
                                             =========
NET INTEREST INCOME/NET INTEREST
    MARGIN (4)...........................               $ 6,570     3.72%
                                                        ========  ========
TAX-EQUIVALENT NET INTEREST INCOME/NET
    INTEREST MARGIN (5)..................               $ 6,987     3.96%
                                                        ========  ========

(1) Average volume information was compared using daily (or monthly) averages.

(2)      Interest on loans includes fee income.

(3) Yield on tax-exempt obligations has been computed on a tax-equivalent basis.

(4) Net interest margin is computed by dividing net interest income by total interest-earning assets.

(5) Interest and yield are presented on a tax-equivalent basis using 34% for 2001, 2000 & 1999.

                        COMPONENTS OF NET INTEREST INCOME

         To enhance the understanding of the effects of volumes (the average balance of earning assets and costing liabilities) and average interest rate fluctuations on the balance sheet as it pertains to net interest income, the table below reflects these changes for 2001, 2000 and 1999:

        TABLE OF NET INTEREST INCOME COMPONENTS ON A TAX-EQUIVALENT BASIS
                  For the twelve months ended December 31, 2001
                             (Dollars in thousands)

                                             2001 Versus 2000                2000 Versus 1999               1999 Versus 1998
                                         --------------------------     --------------------------     --------------------------
                                            Increase (Decrease)             Increase (Decrease)            Increase (Decrease)
                                             Due to Changes In               Due to Changes In              Due to Changes In
                                         --------------------------     --------------------------     --------------------------
                                        Average    Average              Average   Average              Average   Average
                                         Volume      Rate     Total     Volume      Rate     Total     Volume      Rate     Total
                                         ------    ------     -----     ------      ----     -----     ------      ----     -----
Interest Income:
Interest-Bearing Deposits with Other
    Financial Institutions...........      $  337   $  (30)    $  307    $  (70)     $  43   $  (27)    $  (84)    $ (20)   $ (104)
U.S. Government Securities...........        (66)     (124)     (190)      (200)       100     (100)        191       (6)       185
State and Municipal Obligations......         183      (50)       133         30        34        64         83      (32)        51
Other Securities.....................         169      (26)       143         10        12        22      (101)       (3)     (104)
Federal Funds Sold...................         105       (1)       104       (37)        11      (26)         10       (3)         7
Consumer Loans.......................        (88)        34      (54)        141      (11)       130        144      (64)        80
Dealer Floor Plan....................        (79)     (127)     (206)        204        22       226         72      (12)        60
Mortgage Loans(1)....................         576     (209)       367        382        10       392        169     (282)     (113)
Commercial Loans.....................        (71)     (144)     (215)        156        61       217        176      (42)       134
Municipal Leases.....................           7       (3)         4          7       (1)         6          0         0         0
Tax Free Loans.......................          13         5        18         15         2        17        108         1       109
                                          -------   ------      -----     ------    ------    ------     ------   ------     ------
Total Earning Assets.................     $ 1,086   $ (675)     $ 411     $  638    $  283    $  921     $  768   $ (463)    $  305
                                          =======   ======      =====     ======    ======    ======     ======   ======     ======

Interest Expense:
SUPER NOW Deposits ....................... $      7  $    (67) $    (60) $     (1) $     (9) $    (10) $     25  $    (79) $    (54)
IRA ......................................       10       (73)      (63)      (10)       31        21        19       (14)        5
Money Market Deposits ....................      (27)      (61)      (88)      (42)       (1)      (43)      (28)      (28)      (56)
Savings Deposits .........................       (3)     (150)     (153)      (11)        2        (9)       29        (8)       21
Time Deposits over $100,000 ..............      441       (10)      431       165        67       232       177       (23)      154
Other Time Deposits ......................      193        43       236       (49)       63        14        78       (94)      (16)
U.S. Treasury - Short-Term Borrowings ....        3       (13)      (10)       (1)        8         7        (2)       (3)       (5)
Short-Term Borrowings - Other ............     (202)     (202)     (404)       99         3       102         0         0         0
Long-Term Borrowings .....................       70        81       151       477        (8)      469        17        (2)       15
Repurchase Agreements ....................      135      (280)     (145)     (118)      127         9       (60)      (66)     (126)
                                           --------  --------  --------  --------  --------  --------  --------  --------  --------
Total Interest-Bearing Deposits .......... $    627  $   (732) $   (105) $    509  $    283  $    792  $    255  $   (317) $    (62)
                                           --------  --------  --------  --------  --------  --------  --------  --------  --------

NET INTEREST INCOME ...................... $    459  $     57  $    516  $    129  $      0  $    129  $    513  $   (146) $    367
                                           ========  ========  ========  ========  ========  ========  ========  ========  ========

(1)  Includes non-accrual loans.

                               FINANCIAL CONDITION

         The Corporation's total consolidated assets at December 31, 2001 were $214 million which represented an increase of $7 million or 3.4% over $203 million at December 31, 2000. The 2000 growth rate was 3.6% or $7 million.

         Capital increased 3.6% for 2001 from $25.1 million in 2000 to $26.0 million in 2001. The equity adjustment for fair market value of securities was a positive $75,000 for 2001 compared to a negative $89,000 for 2000. Additionally, a strategy to purchase up to 10% of the capital stock of CCFNB and retire it is in place and resulted in common stock and surplus decreasing to $6.4 million in 2001 from $6.8 million in 2000 or a decrease of 5.9%.

         Total average assets grew 6.1% from 2000 at $197 million to 2001 at $209 million. Average earning assets grew 8.2% from 2000 or a decrease of 5.9%.

         Loans grew 4.1% from $137.4 million at December 31, 2000 to $143 million at December 31, 2001.

         Non-interest deposits grew slightly from $14.6 million at December 31, 2000 to $14.7 million at December 31, 201. Interest bearing deposits grew 9.6% from $128.6 million in 2000 to $141 million in 2001.

         The loan-to-deposit ratio is a key measurement of liquidity. The loan-to-deposit ratio at the Bank decreased during 2001 to 91.9% compared to 95.9% during 2000.

         It is management's opinion that the balance sheet mix and the interest rate risk associated with the balance sheet is within manageable parameters. Constant monitoring using asset/liability reports and interest rate risk scenarios are in place along with quarterly asset/liability management meetings on the committee level by the Board of Directors. Additionally, the entire Board of Directors meets with the investment consultants annually.

                                   INVESTMENTS
                             (Dollars in thousands)

                                                                           Outstanding Balance at December 31,
                                                       ---------------------------------------------------------------------------
                                                                 2001                      2000                      1999
                                                       -----------------------   -----------------------   -----------------------
                                                        Available-    Held-To    Available-    Held-To     Available-     Held-To
                                                        For-Sale     Maturity     For-Sale     Maturity     For-Sale     Maturity
                                                       ----------   ----------   ----------   ----------   ----------   ----------
                                                           (2)          (1)          (2)          (1)           (2)         (1)

Federal Agency Obligations .........................   $   12,553   $        0   $   15,810   $        0   $   15,482   $        0
Mortgage-backed Securities .........................       21,001            0       13,294            0       17,595            0
Obligations of State and Political Subdivisions ....       17,525            0       16,104            0       14,451          200
Corporate Securities ...............................        4,589            0          725            0            0            0
Marketable Equity Securities .......................          327            0          252            0          256            0
Restricted Equity Securities .......................        1,126            0        1,126            0        1,120            0
                                                       ----------   ----------   ----------   ----------   ----------   ----------
Total Investment Securities ........................   $   57,121   $        0   $   47,311   $        0   $   48,904   $      200
                                                       ==========   ==========   ==========   ==========   ==========   ==========

(1)  Carried at amortized cost.

(2)  Carried at estimated fair value.

         The following table sets forth the maturity distribution of the investment portfolio, the weighted average yield, and ranges of maturity at December 31, 2001. Yields are presented on a tax-equivalent basis, are based upon fair value and are weighted for the scheduled maturity. At December 31, 2001 the Corporation's investment securities portfolio had an average maturity of approximately 7.6 years.

                                                                        (Dollars in Thousands)
                                                  --------------------------------------------------------------------
                                                                              After One            After Five
                                                                              Year But              Years But
                                                          Within               Within                 Within
                                                         One Year             Five Years            Ten Years
                                                  --------------------   --------------------   --------------------
                                                   Amount       Yield     Amount       Yield     Amount       Yield
                                                  --------    --------   --------    --------   --------    --------

AVAILABLE-FOR-SALE SECURITIES AT
    FAIR VALUE
    Federal Agency Obligations ................   $    476       6.32%   $ 20,003       5.99%   $ 13,075       5.96%
    Obligations of State and Political
      Subdivisions ............................        251       6.59%        713       6.84%      2,744       7.32%
    Corporate Securities ......................          0       0.00%      2,001       5.37%          0       0.00%
    Marketable Equity Securities ..............          0       0.00%          0       0.00%          0       0.00%
    Restricted Equity Securities ..............          0       0.00%          0       0.00%          0       0.00%
                                                  --------               --------               --------
                                        TOTAL     $    727       5.58%   $ 22,717       5.92%   $ 15,819       6.21%
                                                  ========               ========               ========


                                                              (Dollars in Thousands)
                                                  -------------------------------------------


                                                          After
                                                        Ten Years                Total
                                                  --------------------   --------------------
                                                   Amount       Yield     Amount      Yield
                                                  --------    --------   --------    --------

AVAILABLE-FOR-SALE SECURITIES AT
    FAIR VALUE
    Federal Agency Obligations ................   $      0       0.00%   $ 33,554       5.98%
    Obligations of State and Political
      Subdivisions ............................     13,817       7.18%     17,525       7.18%
    Corporate Securities ......................      2,588       4.44%      4,589       5.06%
    Marketable Equity Securities ..............        327       2.75%        327       2.75%
    Restricted Equity Securities ..............      1,126       6.39%      1,126       6.39%
                                                  --------               --------
                                        TOTAL     $ 17,858       6.88%   $ 57,121       6.25%
                                                  ========               ========


         Available-for-Sale securities are reported on the balance sheet at fair value. An adjustment to capital, net or deferred taxes, is the offset for this entry. The possibility of material price volatility in a falling interest rate environment is offset by the availability to the Corporation of restructuring the portfolio for gap positioning at any time through the securities classed as Available-for-Sale. The impact of the fair value accounting was an unrealized gain, net of tax, on December 31, 2001 of $75,000 compared to an unrealized loss, net of tax, on December 31, 2000 of $89,000.

         Presently there are no Held-to-Maturity securities.

         Available-for-Sale securities total $57,121,000 at year end 2001 compared to $47,311,000 at year end 2000, or a increase of 20.7%.

         The mix of securities in the portfolio was 21.98% U.S. agencies, 36.76% mortgage-backed securities, 30.68% municipal and 10.58% other. The Corporation does not engage in derivative investment products.

                                      LOANS

                                 LOAN PORTFOLIO
                                LOANS OUTSTANDING
                             (Dollars in thousands)

                                               2001            2000            1999
                                           ------------    ------------    ------------
Commercial .............................   $     13,091    $     14,412    $     15,559
Tax-Exempt .............................          1,947           2,747           2,124
Real Estate - Construction .............          2,538           1,648           2,509
Real Estate ............................        115,716         106,604         102,108
Personal ...............................          9,962          12,317    $     12,562
                                           ------------    ------------    ------------
                                           $    143,254    $    137,850    $    135,035
Unamortized Loan Fees, Net of Costs ....             15              (4)            (28)
Unearned Discount ......................           (279)           (486)           (584)
                                           ------------    ------------    ------------
Loans, Net .............................   $    142,990    $    137,360    $    134,423
                                           ============    ============    ============

         Growth of 4.1% was experienced in the loan portfolio, from $137.4 million in 2000 to $143.0 million in 2001. The distribution of the loan portfolio reflects 82.55% real estate loans at $118,254,000; 9.14% commercial loans at $13,091,000; 1.36% tax exempt loans at $1,947,000; and 6.95% consumer loans at $9,962,000. Variable rate real estate loans were comprised of .32% with a 5 year adjustable rate; 61.61% with 3 year adjustable rate; 16.03% with 1 year adjustable rate; and 22.04% with one day to 3 month adjustable rates. Many three year and one year adjustable rate loans have bi-weekly payments.

                           DEPOSITS AND BORROWED FUNDS

                    TABLE OF DISTRIBUTION OF AVERAGE DEPOSITS
                             (Dollars in thousands)

                                                      December 31,
                                       ------------------------------------------
                                           2001           2000           1999
                                       ------------   ------------   ------------
Demand deposits ....................   $     36,210   $     36,107   $     35,074
Savings deposits ...................         29,672         30,772         32,730
Time deposits ......................         59,447         55,726         56,857
Time deposits, $100,000 and over ...         24,272         17,169         14,302
                                       ------------   ------------   ------------
Total ..............................   $    149,601   $    139,774   $    138,963
                                       ============   ============   ============


          TABLE OF MATURITY DISTRIBUTION OF TIME DEPOSITS OVER $100,000
                             (Dollars in thousands)

                                                       December 31,
                                        ------------------------------------------
                                            2001           2000           1999
                                        ------------   ------------   ------------
Three months or less ................   $      6,446   $      4,648   $      4,306
Over three months to six months .....          4,225          1,960          2,513
Over six months to twelve months ....          7,493          5,889          4,641
Over twelve months ..................          7,895          9,419          4,716
                                        ------------   ------------   ------------
Total ...............................   $     26,059   $     21,916   $     16,176
                                        ============   ============   ============

         Total average deposits increased 7.1% from $140 million at year end 2000 to $150 million at year end 2001. Average savings deposits decreased 3.2% to $30 million at year end 2001 from $31 million at year end 2000. Average time deposits increased 15.1% from $73 million at year end 2000 to $84 million at year end 2001. Average interest bearing NOW accounts were $22 million for 2000 and 2001.

         Short-term borrowings, securities sold under agreements to repurchase and day-to-day borrowings from the Federal Home Loan Bank remained constant at $20 million for 2000 and 2001. Treasury tax and loan deposits held by the Corporation for the U.S. Treasury averaged $485,000 for 2001. One day borrowings did not occur in 2001 and repurchase agreements averaged $19 million for 2001 compared to an average of $16 million for 2000. Long-term borrowings, namely borrowings from the Federal Home Loan Bank of Pittsburgh, averaged $12 million for 2000 and $2,323,000 for 1999.

                              NON-PERFORMING ASSETS

                         PAST DUE AND NON-ACCRUAL LOANS
                             (Dollars in thousands)


                                                                  Lease
                            Real     Installment                Financing
         2001              Estate        Loans     Commercial  Receivables      Total
         ----            ----------  -----------   ----------  -----------   ----------
Days 30-89 ...........   $      798   $      142   $        9   $        0   $      949
Days 90 Plus .........          915           28           26            0          969
Non-accrual ..........          429           15          285            0          729
                         ----------   ----------   ----------   ----------   ----------
Total ................   $    2,142   $      185   $      320   $        0   $    2,647
                         ==========   ==========   ==========   ==========   ==========

                                                                          Lease
                             Real        Installment                    Financing
         2000               Estate          Loans       Commercial     Receivables      Total
         ----            ------------   ------------   ------------   ------------   ------------
Days 30-89 ...........   $      1,053   $        205   $         82   $          0   $      1,340
Days 90 Plus .........            336              8              0              0            344
Non-accrual ..........            282              0             30              0            312
                         ------------   ------------   ------------   ------------   ------------
Total ................   $      1,671   $        213   $        112   $          0   $      1,996
                         ============   ============   ============   ============   ============

                                                                         Lease
                             Real        Installment                   Financing
          1999              Estate          Loans       Commercial     Receivables      Total
          ----           ------------   ------------   ------------   ------------   ------------
Days 30-89 ...........   $        503   $        154   $          0   $          8   $        665
Days 90 Plus .........            157             16              0              0            173
Non-accrual ..........            199              0              0              0            199
                         ------------   ------------   ------------   ------------   ------------
Total ................   $        859   $        170   $          0   $          8   $      1,037
                         ============   ============   ============   ============   ============

         At year end 2001, loans 30-89 days past due totaled $949,000 compared to $1,340,000 at year end 2000. Past due loans 90 days plus totaled $969,000 at year end 2001 compared to $344,000 at year end 2000. Non-accrual loans at year end 2001 totaled $729,000 compared to $312,000 at year end 2000. Overall, past due and non-accrual loans increased 32.62% from $1,996,000 at year end 2000 to $2,647,000 at year end 2001 or 1.9% of total loans for 2001 and 1.5% for 2000. The ratio of net charge-offs to average loans outstanding was .10% and .02% for 2001 and 2000, respectively. (See Summary of Loan Loss Experience). Management does not consider these percentages to be significant or material.

         Loans were stated at their outstanding principal balances, net of any deferred fees or costs, unearned income, and the allowance for loan losses. Interest on loans was accrued on the principal amount outstanding, primarily on the actual day basis. Non-renewable loan fees and certain direct costs were deferred and amortized over the life of the loans using the interest method. The amortization was reflected on an interest yield adjustment, and the deferred portion of the net fees and costs was reflected as a part of the loan balance.

         Generally, a loan is classified as non-accrual, and the accrual of interest on such a loan is discontinued when the contractual payment of principal or interest becomes 90 days past due or management has serious doubts about further collectibility of principal or interest, even though the loan may be performing.

         A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on non-accrual status, unpaid interest credited to income in the current year is reversed, and unpaid interest accrued in prior years is charged against the allowance for loan losses. Potential problem loans are identified by management as part of its loan review process.

         Income recognition is in accordance with Statement of Financial Accounting Standard No. 118. Certain non-accrual loans may continue to perform, that is, payments are still being received. Generally, the payments are applied to principal. These loans remain under constant scrutiny and if performance continues, interest income may be recorded on a cash basis based on management's judgment as to collectibility of principal.

                 ALLOWANCE FOR LOAN LOSSES AND RELATED PROVISION
                             (Dollars in Thousands)

                                               Outstanding Balance at December 31,
                              ----------------------------------------------------------------------
                                     2001                     2000                    1999
                              ---------------------   ---------------------   ----------------------
                                         % of Loans              % of Loans              % of Loans
                                        in Category             in Category              in Category
                                          to Total                to Total                  to Total
                               Amount       Loans      Amount      Loans       Amount       Loans
                              --------  -----------   --------  -----------   --------   -----------

Commercial ................   $    372          11%   $    173          13%   $    270          13%
Real estate mortgages .....        464          82%        318          78%        341          78%
Consumer ..................         94           7%         79           9%         88           9%
Unallocated ...............         98         N/A         438         N/A         286         N/A
                              --------    --------    --------    --------    --------    --------
                              $  1,028         100%   $  1,008         100%   $    985         100%
                              ========    ========    ========    ========    ========    ========


         The allowance for loan losses was $1,028,000 at December 31, 2001, compared to $1,008,000 at December 31, 2000. This allowance equaled .72% of total loans, net of unearned income, at the end of 2001 and .73% at the end of 2000. This allowance was considered adequate based on delinquency trends and actual loans written as it relates to the loan portfolio.

         The loan loss reserve is analyzed quarterly and reviewed by the Board of Directors. The assessment of the loan policies and procedures during 2001 revealed no anticipated loss on any loans considered "significant". No concentration or apparent deterioration in classes of loans or pledged collateral was evident. Monthly loan meetings with the Board Credit Administration Committee provided a review of new loans, delinquent loans and loan exceptions to determine compliance with policies. The schedule below presents a history of actual charge-offs and recoveries by category and related balances and ratios.

                         SUMMARY OF LOAN LOSS EXPERIENCE
                             (Dollars in thousands)

                                                                            Years Ended December 31,
                                                                 ----------------------------------------------
                                                                     2001             2000             1999
                                                                 ------------     ------------     ------------
Loans outstanding at end of  year ............................   $    142,990     $    137,360     $    134,423
                                                                 ============     ============     ============

Average loans outstanding ....................................   $    139,219     $    134,325     $    123,185
                                                                 ============     ============     ============
Allowance for loan losses:
Balance, beginning of year ...................................   $      1,008     $        985     $        955
                                                                 ------------     ------------     ------------
Loans Charged-off:
    Commercial and industrial ................................            (94)               0               (5)
    Real estate mortgages ....................................            (13)              (1)               0
    Consumer .................................................            (82)             (97)             (94)
    Credit cards .............................................              0                0               (1)
                                                                 ------------     ------------     ------------
Total loans charged-off ......................................           (189)             (98)            (100)
                                                                 ------------     ------------     ------------
Recoveries:
    Commercial and industrial ................................             14                5                8
    Real estate mortgages ....................................              0                3                0
    Consumer .................................................             29               55               43
    Municipal leases .........................................              0                0                0
    Credit cards .............................................              3                4                1
                                                                 ------------     ------------     ------------
Total recoveries .............................................             46               67               52
                                                                 ------------     ------------     ------------
Net loans charged-off ........................................           (143)             (31)             (48)
                                                                 ------------     ------------     ------------
Provision charged to expense .................................            163               54               78
                                                                 ------------     ------------     ------------
Balance, end of year .........................................   $      1,028     $      1,008     $        985
                                                                 ============     ============     ============
Ratio of net charge-offs during the year  to average loans
    outstanding during year ..................................           0.10%            0.02%            0.04%
                                                                 ============     ============     ============

         The allowance for loan losses is established through provisions for loan losses charged against income. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance.

         As of January 1, 1995 the Corporation adopted Statement of Financial Accounting Standards No. 114. "Accounting for Creditors for Impairment of a Loan
- Income Recognition and Disclosure." ("SFAS No. 114") Under the new standards, the allowance for loan losses related to loans that were identified for evaluation in accordance with Statement No. 114 which was based on discounted cash flows using the loan's initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. Prior to 1995, the allowance for loan losses related to these loans was based on undiscounted cash flows or the fair value of the collateral for collateral dependent loans. SFAS No. 118 allowed the continued use of existing methods for income recognition on impaired loans and amends disclosure requirements to require information about the recorded investment in certain impaired loans and related income recognition on those loans. The allowance for loan losses was maintained at a level by management to be adequate to absorb estimated potential loan losses. Management's periodic revaluation of the adequacy of the allowance for loan losses was based on the Corporation's past loan loss experience; known and inherent risks in the portfolio; adverse situations that may affect the borrower's ability to repay (including the timing of future payments); and other relevant factors. This evaluation was inherently subjective as it required material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. See "Factors That May Affect Future Results".

         Moreover, no additions to the reserve for loan losses were required as a result of an analysis of impaired loans, as defined under SFAS No. 114 or SFAS No. 118, since the amount of impaired loans so determined was considered to be insignificant and the existing reserve was more than adequate to provide for those impaired loans.

                                    LIQUIDITY

         Liquidity management is required to ensure that adequate funds will be available to meet anticipated and unanticipated deposit withdrawals, debt service payments, investment commitments, commercial and consumer loan demand, and ongoing operating expenses. Funding sources include principal repayments on loans, sales of assets, growth in core deposits, short and long-term borrowings, investment securities maturing, loan prepayments and repurchase agreements. Regular loan payments are a dependable source of funds, while the sale of investment securities, deposit growth and loan prepayments are significantly influenced by general economic conditions and the level of interest rates.

         Liquidity is managed on a daily basis at the Corporation. Management believes that the liquidity is sufficient to meet present and future financial obligations and commitments on a timely basis. However, see "Factors That May Affect Future Results".

         At December 31, 2001, cash and cash equivalents totaled $8,517,636 compared to $12,662,644 at December 31, 2000. Changes in cash were measured by changes in the three major classifications of cash flows known as operating, investing and financing activities.

         At December 31, 2001, net cash provided by operating activities equaled $2,559,601 which consisted mainly of net income adjusted for non-cash items such as depreciation, accruals on interest receivable, premiums on investment securities and provision for loan losses.

         Net cash used for investing activities totaled $15,634,490 which was principally the result of a $5,772,095 increase in loans and a $9,541,879 excess of purchases of Available-for-Sale investment securities over the proceeds on sale and redemptions of securities.

         Net cash provided by financing activities totaled $8,929,882 and consisted mainly of an increase in deposits of $12,497,119 and a decrease in long term debt of $2,010,063.

                                CAPITAL RESOURCES

         Capital continues to be a strength of the Corporation.

         Capital is critical as it must provide growth, payment to shareholders, and absorption of unforeseen losses. The federal regulators provide standards that must be met. The Corporation is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material impact on the Corporation's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation must meet specific capital guidelines that involve quantitative measures of the Corporation's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Corporation's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

         Quantitative measures established by regulation to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier I Capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I Capital (as defined) to average assets (as defined).

         As of December 31, 2001, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the Table. There are no conditions or events since that notification that management believes have changed the institution's category.

         The Bank's actual capital amounts are ratios in the following table:

                                                                                                               To be Well
                                                                                                           Capitalized Under
                                                                                   For Capital             Prompt Corrective
                                                   Actual                      Adequacy Purposes            Action Provisions
                                            Amount          Ratio          Amount          Ratio          Amount          Ratio
                                         ------------   ------------    ------------   ------------    ------------   ------------

As of December 31, 2001:
    Total Capital
        (To risk-weighted assets) ....        $26,989          19.82%        $10,894           8.00%        $13,618          10.00%
    Tier I Capital
        (To risk-weighted assets) ....        $25,961          19.06%         $5,447           4.00%         $8,171           6.00%
    Tier I Capital
        (To average assets) ..........        $25,961          12.44%         $8,346           4.00%        $10,432           5.00%

As of December 31, 2000:
    Total Capital
        (To risk-weighted assets) ....        $25,068          21.79%         $9,205           8.00%        $11,506          10.00%
    Tier I Capital
        (To risk-weighted assets) ....        $24,088          20.94%         $4,602           4.00%         $6,904           6.00%
    Tier I Capital
        (To average assets) ..........        $24,088          13.02%         $7,401           4.00%         $9,251           5.00%

         The Corporation's capital ratios are not materially different from those of the Bank.

         Dividend payouts are restricted by the Pennsylvania Business Corporation Law of 1988, as amended (the "BCL"). The BCL operates generally to preclude dividend payments if the effect thereof would render the Corporation unable to meet its obligations as they become due. As a practical matter, the Corporation's payment of dividends is contingent upon its ability to obtain funding in the form of dividends from the Bank. Payment of dividends to the Corporation by the Bank is subject to the restrictions set forth in the National Bank Act. Generally, the National Bank Act would permit the Bank to declare dividends in 2002 of approximately $1,355,301 plus additional amounts equal to the net income earned in 2002 for the period January 1, 2002 through the date of declaration, less any dividends which may be paid in 2002.

         Common stock issued by the Corporation is traded on a limited basis in the local over-the-counter market using the symbol CCFN. The bid prices below are actual transactions and reflect information from one of the Corporation's market-makers. The prices do not necessarily reflect any dealer or retail markup, markdown or commission:

                                       2001                                  2000
                       ------------------------------------   ------------------------------------
                                                  Quarterly                              Quarterly
                         Highest      Lowest      Dividend      Highest       Lowest     Dividend
                       ----------   ----------   ----------   ----------   ----------   ----------

Fourth quarter .....       $23.75       $23.05       $0.150       $17.00       $16.38       $0.140
Third quarter ......       $24.50       $23.00       $0.150       $16.63       $16.38       $0.140
Second quarter .....       $21.00       $19.00       $0.150       $17.50       $16.00       $0.140
First quarter ......       $17.88       $16.50       $0.140       $19.50       $16.00       $0.140

                          INTEREST RATE RISK MANAGEMENT

         Interest rate risk management involves managing the extent to which interest-sensitive assets and interest-sensitive liabilities are matched. Interest rate sensitivity is the relationship between market interest rates and earnings volatility due to the repricing characteristics of assets and liabilities. The Bank's net interest income is affected by changes in the level of market interest rates. In order to maintain consistent earnings performance, the Bank seeks to manage, to the extent possible, the repricing characteristics of its assets and liabilities.

         One major objective of the Bank when managing the rate sensitivity of its assets and liabilities is to stabilize net interest income. The management of and authority to assume interest rate risk is the responsibility of the Bank's Asset/Liability Committee ("ALCO"), which is comprised of senior management and Board members. ALCO meets quarterly to monitor the ratio of interest sensitive assets to interest sensitive liabilities. The process to review interest rate risk management is a regular part of management of the Bank. Consistent policies and practices of measuring and reporting interest rate risk exposure, particularly regarding the treatment of noncontractual assets and liabilities, are in effect. In addition, there is an annual process to review the interest rate risk policy with the Board of Directors which includes limits on the impact to earnings from shifts in interest rates.

         The ratio between assets and liabilities repricing in specific time intervals is referred to as an interest rate sensitivity gap. Interest rate sensitivity gaps can be managed to take advantage of the slope of the yield curve as well as forecasted changes in the level of interest rate changes.

         To manage the interest sensitivity position, an asset/liability model called "gap analysis" is used to monitor the difference in the volume of the Bank's interest sensitive assets and liabilities that mature or reprice within given periods. A positive gap (asset sensitive) indicates that more assets reprice during a given period compared to liabilities, while a negative gap (liability sensitive) has the opposite effect. The Bank employs computerized net interest income simulation modeling to assist in quantifying interest rate risk exposure. This process measures and quantifies the impact on net interest income through varying interest rate changes and balance sheet compositions. The use of this model assists the ALCO to gauge the effects of the interest rate changes on interest sensitive assets and liabilities in order to determine what impact these rate changes will have upon the net interest spread.

                      STATEMENT OF INTEREST SENSITIVITY GAP
                             (Dollars in thousands)
                                DECEMBER 31, 2001

                                                                   > 90 Days
                                                       90 Days         But        1 to 5      5 to 10        > 10
                                                       Or Less      < 1 Year       Years       Years         Years         Total
                                                     ----------    ----------   ----------   ----------    ----------    ----------
Short-term investments ...........................   $    2,312             0            0            0             0    $    2,312
Securities Available-for-Sale(1) .................       10,360        12,741       29,399        3,197         1,424        57,121
Loans (1) ........................................       29,142        46,673       58,763        8,331            81       142,990
                                                     ----------    ----------   ----------   ----------    ----------    ----------
    Rate Sensitive Assets ........................   $   41,814    $   59,414   $   88,162   $   11,528    $    1,505    $  202,423
                                                     ----------    ----------   ----------   ----------    ----------    ----------
Deposits:
Interest-bearing demand deposits(2) ..............   $    3,305    $    2,864   $   15,861            0             0    $   22,030
Savings(2) .......................................        5,404         8,265       18,120            0             0        31,789
Time .............................................       18,402        32,133       36,600            0             0        87,135
Borrowed funds ...................................       19,781             0            0            0             0        19,781
Long-term debt ...................................            3             8           49       11,147           150        11,357
Shareholders' equity .............................          651         1,983        8,659        8,659         6,120        26,072
                                                     ----------    ----------   ----------   ----------    ----------    ----------
    Rate Sensitive Liabilities and
      Shareholders' Equity .......................   $   47,546    $   45,253   $   79,289   $   19,806    $    6,270    $  198,164
                                                     ----------    ----------   ----------   ----------    ----------    ----------
Interest Sensitivity Gap .........................   $   (5,732)   $   14,161   $    8,873   $   (8,278)   $   (4,765)   $    4,259
Cumulative Gap ...................................   $   (5,732)   $    8,429   $   17,302   $    9,024    $    4,259    $        0

(1) Investments and loans are included at the earlier of repricing or maturity adjusted for the effects of prepayments.

(2) Interest bearing demand and savings accounts are included based on historical experience and managements' judgment about the behavior of these deposits in changing interest rate environments.

At December 31, 2001 the Corporation's cumulative gap positions and the potential earnings change resulting from a 200 basis point change in rates were within the internal risk management guidelines.

         Upon reviewing the current interest sensitivity scenario, declining interest rates could negatively affect net income because the Bank is asset-sensitive. In an increasing interest rate environment, net income could be positively affected because more liabilities than assets will reprice during a given period.

         Certain shortcomings are inherent in the method of analysis presented in the above table. Although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types of assets and liabilities may lag behind changes in market interest rates. Certain assets, such as adjustable-rate mortgages, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. In the event of a change in interest rates, prepayment and early withdrawal levels may deviate significantly from those assumed in calculating the table. The ability of many borrowers to service their adjustable-rate debt may decrease in the event of an interest rate increase.

         In addition to gap analysis, the Corporation also uses earnings simulation to assist in measuring and controlling interest rate risk.

         The following table provides information about the Corporation's financial instruments. The table presents the financial instruments including the expected cash flow over the next five years. In addition the average interest rate is shown for each period presented. The table also includes the fair market value for each category of financial instruments as of December 31, 2001. This presentation differs from the above gap report primarily due to presenting the financial instruments based on a contractual maturity as opposed to a repricing scenario as reflected in the above gap report.

                    PRINCIPAL / NOTIONAL AMOUNTS MATURING IN:
                              (Dollars in millions)

                                                                                                                              Fair
                                                                                                     There-                  Value
                                               2002       2003      2004       2005      2006        after        Total     12-31-01
                                             -------    -------    -------    ------    --------    --------    --------    --------
Rate sensitive assets:
Fixed interest loans(1)                      $11,950    $ 6,588    $ 5,293    $3,557    $  2,603    $ 10,311    $ 40,302    $ 40,651
    Average interest rate                       7.97%      7.70%      8.01%     7.81%       7.78%       7.63%       7.90%
Variable interest rate loans(2)              $60,927    $17,551    $23,026    $  765    $    419    $      0    $102,688    $102,688
    Average interest rate                       6.34%      7.43%      7.08%     7.91%       7.29%       0.00%       6.72%
Fixed interest rate securities(1)            $   717    $ 7,829    $ 1,091    $4,774    $  7,159    $ 23,046    $ 44,616    $ 44,616
    Average interest rate                       6.41%      6.23%      5.72%     5.58%       5.61%       6.56%       6.27%
Variable interest rate securities(1)         $     0    $   996    $   483    $  523    $      0    $ 10,503    $ 12,505    $ 12,505
    Average interest rate                       0.00%      3.75%      3.11%     2.98%       0.00%       6.59%       5.86%
Other interest-bearing assets                $ 2,312    $     0    $     0    $    0    $      0    $  1,127    $  3,439    $  3,439
    Average interest rate                       4.09%      0.00%      0.00%     0.00%       0.00%       6.39%       4.55%
Rate sensitive liabilities:
Non-interest-bearing checking(2)             $ 5,443    $ 2,317    $ 2,317    $2,317    $  2,317    $      0    $ 14,711    $ 14,711
    Average interest rate                       0.00%      0.00%      0.00%     0.00%       0.00%       0.00%       0.00%
Savings & interest-bearing checking(2)       $16,768    $ 7,188    $ 7,188    $7,188    $  7,188    $      0    $ 45,520    $ 45,520
    Average interest rate                       0.81%      0.81%      0.81%     0.81%       0.81%       0.00%       0.81%
Money market accounts(2)                     $ 3,071    $ 1,307    $ 1,307    $1,307    $  1,307    $      0    $  8,299    $  8,299
    Average interest rate                       0.90%      0.90%      0.90%     0.90%       0.90%       0.00%       0.90%
Time deposits (under $100,000)               $29,830    $26,443    $ 2,981    $  807    $  1,015    $      0    $ 61,076    $ 63,012
    Average interest rate                       3.08%      4.49%      4.63%     6.04%       5.15%       0.00%       4.80%
Time deposits (over 100,000)                 $18,164    $ 4,221    $ 1,102    $2,272    $    300    $      0    $ 26,059    $ 27,150
    Average interest rate                       4.84%      6.43%      5.83%     7.10%       6.50%       0.00%       5.36%
Fixed interest rate borrowings               $     0    $     0    $     0    $    0    $      0    $    357    $    357    $    357
    Average interest rate                       0.00%      0.00%      0.00%     0.00%       0.00%       5.93%       5.93%
Variable interest rate borrowings            $19,781    $     0    $     0    $    0    $ 11,000    $      0    $ 30,781    $ 30,824
    Average interest rate                       5.38%      0.00%      0.00%     0.00%       5.91%       0.00%       5.57%

(1)  Investments and loans are included at contractual maturity.

(2) Non interest-bearing checking, interest-bearing checking, savings and money market accounts are reflecting historical experience and management's judgment about the duration of these deposits.

                                                                      EXHIBIT 21


                       LIST OF SUBSIDIARIES OF THE COMPANY


Direct Subsidiary:       Columbia County Farmers National Bank, chartered under
                         the laws of the United States of America, a national banking association.


Direct (50% Owned)
Subsidiary:              Neighborhood Group, Inc., incorporated under the laws
                         of the Commonwealth of Pennsylvania.