Form 10-Q
period 2002-03-31
CCFNB BANCORP INC
filed 2002-05-15
CIK 731122

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q



[X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002


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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 1,314,030 shares of $1.25 (par) common stock were outstanding as of April 30, 2002.

                       CCFNB BANCORP, INC. AND SUBSIDIARY

                                 MARCH 31, 2002

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

CCFNB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

                                                                 MARCH           DECEMBER
                                                               31, 2002          31, 2001
                                                               UNAUDITED
                                                               ---------         ---------

ASSETS
Cash and due from banks ...................................    $   4,399         $   6,205
Interest-bearing deposits with other banks ................        7,037             2,313
Federal funds sold ........................................        2,000                 0
Investment securities:
  Securities Available-for-Sale ...........................       53,012            57,121
Loans, net of unearned income .............................      145,337           142,990
Allowance for loan losses .................................        1,015             1,028
                                                               ---------         ---------
  Net loans ...............................................    $ 144,322         $ 141,962
Premises and equipment ....................................        4,567             4,635
Accrued interest receivable ...............................          970               977
Other assets ..............................................        1,334             1,025
                                                               ---------         ---------
     TOTAL ASSETS .........................................    $ 217,641         $ 214,238
                                                               =========         =========


LIABILITIES AND STOCKHOLDERS' EQUITY


LIABILITIES
Deposits:
  Non-interest bearing ....................................    $  14,246         $  14,712
  Interest bearing ........................................      145,106           140,954
                                                               ---------         ---------
     Total Deposits .......................................    $ 159,352         $ 155,666
Short-term borrowings .....................................       19,599            19,781
Long-term borrowings ......................................       11,354            11,357
Accrued interest and other expenses .......................        1,320             1,382
Other liabilities .........................................           10                10
                                                               ---------         ---------
     TOTAL LIABILITIES ....................................    $ 191,635         $ 188,196
                                                               ---------         ---------


STOCKHOLDERS' EQUITY
Common stock, par value $1.25 per share; authorized
  5,000,000 shares; issued 1,318,030 shares in 2002 and
  1,326,172 shares in 2001 ................................    $   1,648         $   1,658
Surplus ...................................................        4,546             4,730
Retained earnings .........................................       19,914            19,579
Accumulated other comprehensive income (loss) .............         (102)               75
                                                               ---------         ---------
     TOTAL STOCKHOLDERS' EQUITY ...........................    $  26,006         $  26,042
                                                               ---------         ---------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...........    $ 217,641         $ 214,238
                                                               =========         =========


          See accompanying notes to Consolidated Financial Statements.

CCFNB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS EXCEPT PER SHARE DATA)
UNAUDITED

                                                                      FOR THE THREE
                                                                      MONTHS ENDING
                                                                         MARCH 31,
                                                                ----------------------------
                                                                   2002              2001
                                                                ----------        ----------

INTEREST INCOME
Interest and fees on loans:
  Taxable ..................................................    $    2,472        $    2,650
  Tax-exempt ...............................................            32                39
Interest and dividends on investment securities:
  Taxable interest .........................................           456               439
  Tax-exempt interest ......................................           206               194
  Dividends ................................................            16                21
Interest on federal funds sold .............................             3                19
Interest on deposits in other banks ........................            17               111
                                                                ----------        ----------
     TOTAL INTEREST INCOME .................................    $    3,202        $    3,473
                                                                ----------        ----------

INTEREST EXPENSE
Interest on deposits .......................................    $    1,169        $    1,419
Interest on short-term borrowings ..........................            83               254
Interest on long-term borrowings ...........................           168               200
                                                                ----------        ----------
     TOTAL INTEREST EXPENSE ................................    $    1,420        $    1,873
                                                                ----------        ----------

Net interest income ........................................    $    1,782        $    1,600
Provision for loan losses ..................................            24                 8
                                                                ----------        ----------
     NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES ...    $    1,758        $    1,592
                                                                ----------        ----------

NON-INTEREST INCOME
Service charges and fees ...................................    $      162        $      144
Trust department income ....................................            48                49
Other income ...............................................            33                43
                                                                ----------        ----------
     TOTAL NON-INTEREST INCOME .............................    $      243        $      236
                                                                ----------        ----------

NON-INTEREST EXPENSES
Salaries and wages .........................................    $      534        $      517
Pensions and other employee benefits .......................           184               170
Occupancy expense, net .....................................            89                96
Furniture and equipment expense ............................           154               132
Other operating expenses ...................................           349               363
                                                                ----------        ----------
     TOTAL NON-INTEREST EXPENSES ...........................    $    1,310        $    1,278
                                                                ----------        ----------

Income before income taxes .................................    $      691        $      550
Income tax expense .........................................           159               119
                                                                ----------        ----------
     NET INCOME ............................................    $      532        $      431
                                                                ==========        ==========
PER SHARE DATA
Net income .................................................    $      .40        $      .32
Cash dividends .............................................    $      .15        $      .14
Weighted average shares outstanding ........................     1,320,694         1,345,006



          See accompanying notes to Consolidated Financial Statements.

CCFNB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
UNAUDITED

                                                                           FOR THE THREE
                                                                           MONTHS ENDING
                                                                             MARCH 31,
                                                                     -------------------------
                                                                       2002             2001
                                                                     --------         --------

OPERATING ACTIVITIES
Net income ......................................................    $    532         $    431
Adjustments to reconcile net income to net cash provided by
 operating activities:
   Provision for loan losses ....................................          24                8
   Provision for depreciation and amortization ..................         126              110
   Premium amortization on investment securities ................          58               10
   Discount accretion on investment securities ..................          (6)              (4)
   Deferred income taxes (benefit) ..............................          (8)              (8)
   (Increase) in accrued interest receivable and other assets ...        (213)            (354)
   (Decrease) in accrued interest, other expenses and other
     liabilities ................................................         (62)             (34)
   Loss from investment in insurance agency .....................           8                0
                                                                     --------         --------
     NET CASH PROVIDED BY OPERATING ACTIVITIES ..................    $    459         $    159
                                                                     --------         --------

INVESTING ACTIVITIES
Proceeds from sales, maturities and redemptions of investment
  securities Available-for-Sale .................................    $  8,791         $  6,386
Purchase of investment securities Available-for-Sale ............      (5,000)          (5,178)
Net (increase) decrease in loans ................................      (2,384)             (40)
Purchases of premises and equipment .............................         (58)             (32)
                                                                     --------         --------
     NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES ........    $  1,349         $  1,136
                                                                     --------         --------

FINANCING ACTIVITIES
Net increase (decrease) in deposits .............................    $  3,686         $  2,602
Net increase (decrease) in short-term borrowings ................        (182)          (1,835)
Net increase (decrease) in long-term borrowings .................          (3)              (2)
Proceeds from issuance of common stock ..........................          51               45
Acquisition of treasury stock ...................................        (245)             (58)
Cash dividends paid .............................................        (197)            (188)
                                                                     --------         --------
     NET CASH PROVIDED BY FINANCING ACTIVITIES ..................    $  3,110         $    564
                                                                     --------         --------
     INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ...........    $  4,918         $  1,859

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ................       8,518           12,663
                                                                     --------         --------
     CASH AND CASH EQUIVALENTS AT END OF PERIOD .................    $ 13,436         $ 14,522
                                                                     ========         ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
  Interest ......................................................    $  1,506         $  1,873
  Income taxes ..................................................    $     68         $     29



          See accompanying notes to Consolidated Financial Statements.

CCFNB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2002



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

         OTHER REAL ESTATE OWNED

         Other real estate owned is comprised of property acquired through a foreclosure proceeding or acceptance of a deed-in-lieu of foreclosure and loans classified as in-substance foreclosure. In accordance with Statement of Financial Accounting Standards (SFAS) No. 114, a loan is classified as in-substance foreclosure when the Corporation has taken possession of the collateral regardless of whether formal foreclosure proceedings take place. Other real estate owned is recorded at fair value at the date of foreclosure, establishing a new cost basis and is included in other assets. After foreclosure, valuations are periodically performed by management, and the real estate is carried at the lower of (1) cost or (2) fair value minus estimated costs to sell. Income and expenses from operations of other real estate owned and changes in the valuation allowance are included in other non-interest income and expense.

         INVESTMENT IN INSURANCE AGENCY

         On January 2, 2001, the Corporation acquired a 50% interest in a local insurance agency, a corporation organized under the laws of the Commonwealth of Pennsylvania. The income or loss from this investment is accounted for under the equity method of accounting. The carrying value of this investment was $157,003 and $165,352 at March 31, 2002 and December 31, 2001, respectively.

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

         RECLASSIFICATION

         Certain amounts in the consolidated financial statements of the prior years have been reclassified to conform with presentation used in the 2002 consolidated financial statements. Such reclassifications had no effect on the Corporation's consolidated financial condition or net income.


NOTE 2 - ALLOWANCE FOR LOAN LOSSES

         Changes in the allowance for loan losses for the periods ended March 31, 2002 and March 31, 2001 were as follows: (Amounts in Thousands) 2002 2001

                                                   (Amounts in Thousands)
                                                  -------------------------
                                                     2002              2001
                                                  -------           -------
         Balance, beginning of year .........     $ 1,028           $ 1,008
         Provision charged to operations ....          24                 8
         Loans charged-off ..................         (53)              (15)
         Recoveries .........................          16                 7
                                                  -------           -------
         Balance, March 31 ..................     $ 1,015           $ 1,008
                                                  =======           =======

         At March 31, 2002 the recorded investment in loans that are considered to be impaired as defined by SFAS No. 114 was $56,805. No additional charge to operations was required to provide for the impaired loans since the total allowance for loan losses is estimated by management to be adequate to provide for the loan loss allowance required by SFAS No. 114 along with any other potential losses.

         At March 31, 2002, there were no significant commitments to lend additional funds with respect to non-accrual and restructured loans.


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


NOTE 5 - STOCKHOLDERS' EQUITY

         Changes in stockholders' equity for the period ended March 31, 2002 were as follows:

                                                             (AMOUNTS IN THOUSANDS, EXCEPT COMMON SHARE DATA)
                                        -----------------------------------------------------------------------------------------
                                                                                                  ACCUMULATED
                                                                                                    OTHER
                                                                        COMPREHENSIVE            COMPREHENSIVE
                                         COMMON       COMMON               INCOME      RETAINED     INCOME       TREASURY
                                         SHARES       STOCK     SURPLUS    (LOSS)      EARNINGS     (LOSS)        STOCK     TOTAL
                                        ---------     ------    ------- -------------  --------  -------------   --------   -----

Balance at January 1, 2001 ........     1,326,172    $ 1,658    $ 4,730    $      0    $ 19,579    $     75    $      0    $ 26,042
Comprehensive Income:
 Net income .......................             0          0          0         532         532           0           0         532
 Change in unrealized gain (loss)
  on investment securities
  available-for-sale net of
  reclassification adjustment
  and tax effects .................             0          0          0        (177)          0        (177)          0        (177)
                                                                           --------
  TOTAL COMPREHENSIVE INCOME (LOSS)                                        $    355
                                                                           ========

Issuance of 2,258 shares of common
  stock under dividend reinvestment
  and stock purchase plans ........         2,358          3         48                       0           0           0          51
Purchase of 10,500 shares of
  treasury stock ..................             0          0          0                       0           0        (245)       (245)
Retirement of 10,500 shares of
  treasury stock ..................       (10,500)       (13)      (232)                      0           0         245           0
Cash dividends $.15 per share .....             0          0          0                    (197)          0           0        (197)
                                        ---------    -------    -------                --------    --------       -----    --------
Balance at March 31, 2002 .........     1,318,030    $ 1,648    $ 4,546                $ 19,914    $   (102)      $   0    $ 26,006
                                        =========    =======    =======                ========    ========       =====    ========

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

         The Corporation may require collateral or other security to support financial instruments with off-balance sheet credit risk. The contract or notional amounts at March 31, 2002 and December 31, 2001 were as follows:

                                                                      (Amounts in Thousands)
                                                                      ----------------------
                                                                       MARCH         DECEMBER
                                                                      31, 2002       31, 2001
                                                                      --------       --------
         Financial instruments whose contract amounts represent
          credit risk:
           Commitments to extend credit ...........................    $12,469        $11,842
           Financial standby letters of credit ....................      1,844          2,348
           Performance standby letters of credit ..................          4             15
           Dealer floor plans .....................................      2,210          1,884

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

         The Corporation granted commercial, consumer and residential loans to customers within Pennsylvania. Of the total loan portfolio at March 31, 2002, 82.4% was for real estate loans, principally residential. It was the opinion of management that the high concentration did not pose an adverse credit risk. Further, it was management's opinion that the remainder of the loan portfolio was balanced and diversified to the extent necessary to avoid any significant concentration of credit.



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

         The results of operations for the three-month period ended March 31, 2002, are not necessarily indicative of the results to be expected for the full year.

         These consolidated interim financial statements have been prepared in accordance with requirements of Form 10Q and therefore do not include all disclosures normally required by accounting principles generally accepted in the United States of America applicable to financial institutions as included with consolidated financial statements included in the Corporation's annual Form 10K filing. The reader of these consolidated interim financial statements may wish to refer to the Corporation's annual report or Form 10K for the period ended December 31, 2001, filed with the Securities and Exchange Commission.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors and Stockholders of CCFNB Bancorp, Inc.:


We have reviewed the accompanying consolidated balance sheet of CCFNB Bancorp, Inc. and Subsidiary as of March 31, 2002, and the related consolidated statements of income and cash flows for the three-month periods ended March 31, 2002 and 2001. These consolidated financial statements are the responsibility of the management of CCFNB Bancorp, Inc. and Subsidiary.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of CCFNB Bancorp, Inc. and Subsidiary as of March 31, 2002, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 18, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2001, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.







J.H. Williams & Co., LLP
Kingston, Pennsylvania
April 19, 2002

                               CCFNB BANCORP, INC.
                                    FORM 10-Q
                        FOR THE QUARTER ENDED MARCH 2002


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Consolidated Summary of Operations
(Dollars in Thousands, except for per share data)

                                               At and For the
                                                Three Months
                                               Ended March 31,                   At and For the Years Ended December 31,
                                              -----------------         --------------------------------------------------------
                                              2002         2001         2001         2000         1999         1998         1997
                                              ----         ----         ----         ----         ----         ----         ----
Income and Expense:
    Interest income .....................  $    3,202   $    3,473   $   13,720   $   13,552   $   12,669   $   12,444   $   12,498
    Interest expense ....................       1,420        1,873        6,924        6,859        6,099        6,072        5,976
                                           ----------   ----------   ----------   ----------   ----------   ----------   ----------
    Net interest income .................       1,782        1,600        6,796        6,693        6,570        6,372        6,522
    Loan loss provision .................          24            8          163           54           78           78           60
                                           ----------   ----------   ----------   ----------   ----------   ----------   ----------
    Net interest income after loan loss
     Provision ..........................       1,758        1,592        6,633        6,639        6,492        6,294        6,462
    Non-interest income .................         243          236        1,149        1,053        1,050          981          804
    Non-interest expense ................       1,310        1,278        5,104        4,967        4,818        4,739        4,492
                                           ----------   ----------   ----------   ----------   ----------   ----------   ----------
    Income before income taxes ..........         691          550        2,678        2,725        2,724        2,536        2,774
    Income taxes ........................         159          119          621          671          685          634          749
                                           ----------   ----------   ----------   ----------   ----------   ----------   ----------
    Net income ..........................  $      532   $      431   $    2,057   $    2,054   $    2,039   $    1,902   $    2,025
                                           ==========   ==========   ==========   ==========   ==========   ==========   ==========
Per Share: (1)
    Net income ..........................  $      .40   $      .32   $     1.54   $     1.51   $     1.48   $     1.38   $     1.47
    Cash dividends paid .................         .15          .14          .59          .56          .51          .46          .46
    Average shares outstanding ..........   1,320,694    1,345,006    1,338,007    1,355,624    1,375,572    1,378,339    1,381,800
Average Balance Sheet:
    Loans ...............................  $  143,568   $  137,170   $  139,219   $  134,325   $  123,185   $  116,490   $  116,771
    Investments .........................      55,067       45,309       50,593       47,003       49,827       45,878       41,671
    Other earning assets ................       4,462        9,561        6,569          219        1,638        3,890        2,736
    Total assets ........................     215,940      203,405      208,630      196,727      186,597      177,643      171,159
    Deposits ............................     157,509      143,493      149,601      139,774      138,963      131,366      129,054
    Other interest-bearing liabilities ..      30,939       33,199       31.629       31,203       23,458       22,660       20,198
    Stockholders' equity ................      26,024       25,344       25,890       23,910       22,874       22,264       20,690
Balance Sheet Data:
    Loans ...............................  $  145,337   $  137,392   $  142,990   $  137,360   $  134,423   $  118,558   $  119,045
    Investments .........................      53,012       45,486       57,121       47,311       49,104       48,151       43,862
    Other earning assets ................       7,037        9,925        2,312        4,814        1,343        5,133        1,708
    Total assets ........................     217,641      204,426      214,238      203,054      196,122      185,258      173,866
    Deposits ............................     159,352      145,771      142,990      143,169      138,606      137,679      127,719
    Other interest-bearing liabilities ..      30,953       31,639       31,384       33,477       33,224       22,709       22,802
    Stockholders' equity ................      26,006       25,618       26,042       25,050       23,047       23,480       22,105
Ratios: (2)
    Return on average assets ............         .99%         .85%         .99%        1.04%        1.09%        1.07%        1.18%
    Return on average equity ............        8.18%        6.81%        7.92%        8.59%        8.91%        8.54%        9.79%
    Dividend payout ratio ...............       37.03%       45.01%       38.31%       36.89%       34.09%       33.59%       31.65%
    Average equity to average assets
     ratio ..............................       12.05%       12.45%       12.16%       12.34%       11.75%       12.53%       12.09%

(1) Per share data has been calculated on the weighted average number of shares outstanding.

(2) The ratios for the three month period ending March 31, 2002 and 2001 are annualized.

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

EARNINGS SUMMARY

Net income for the three months ended March 31, 2002 was $532 thousand or $.40 per basic and diluted share. These results compare with net income of $431 thousand, or $.32 per basic and diluted share for the same period in 2001. Annualized return on average equity increased to 8.18 percent from 6.81 percent, while the annualized return on average assets increased to .99 percent from .85 percent, for the three months ended March 31, 2002 and 2001 respectively.

Net interest income continues to be the largest source of our operating income. Net interest income on a tax equivalent basis increased to $1.9 million at March 31, 2002, compared with $1.7 million for the three months ended March 31, 2001. The increase in net interest income is primarily due to the decreased interest rates on deposits "catching up" with the decreased loan rates of the past eighteen months. The tax equavilized interest margin increased to 3.73 percent for the three months ended March 31, 2002, compared to 3.56 percent for the three months ended March 31, 2001.

Average interest earning assets increased $11.0 million or 5.7 percent for the three months ended March 31, 2002 over the same period in 2001. This was mainly the result of the increases in average balances of loans of $6.4 million or 4.7 percent and investments of $9.8 million or 21.6 percent. Conversly, one day investments declined $4.0 million.

Average interest bearing liabilities for the three months ended March 31, 2002 increased $10.2 million or 6.2 percent from the same period in 2001. Average short-term borrowings were 19.6 million at March 31, 2002 and 19.8 million at March 31, 2001. Long-term debt, which includes primarily FHLB advances, decreased $2.0 million from March 31, 2002 to March 31, 2001 due to the payoff of one long term loan for $2 million. Average demand deposits increased $1.5 million from 2001 balances.

The average interest rate on total interest earning assets was 6.27 percent for the three months ended March 31, 2002, compared with 7.19 percent for the three months ended March 31, 2001. The average interest rate for loans decreased 21 basis points to 6.98 percentat March 31, 2002 compared to 7.19 percent March
31, 2001. Interest-bearing deposits with other Financial Institutions interest rates decreased drastically 3.90 basis points to 1.52 percent from 5.42 percent at March 31, 2001. Average interest rates on deposits decreased by 108 basis point to 3.27 percent from 4.35 percent one year ago. Average interest rates also decreased on total interest bearing liabilities by 132 basis points to 3.26 percent from 4.58 percent. The reason for these decreases on interest bearing liabilities was primarily attributed to the decreasing rates on all deposit liabilities and the tied-to-prime interest rates paid on repurchase agreements with large customers. The net interest margin increased to 3.73 percent for the three months ended March 31, 2002 from 3.56 percent for the three months ended March 31, 2001.

NET INTEREST INCOME

Net interest income increased to $1.8 million for the three months ended March 31, 2002 compared to $1.6 million for the same period in 2001.

The following table reflects the components of net interest income for each of the three months ended March 31, 2002 and 2001.

           ANALYSIS OF AVERAGE ASSETS, LIABILITIES AND CAPITAL EQUITY
                                       AND
                  NET INTEREST INCOME ON A TAX EQUIVALENT BASIS

AVERAGE BALANCE SHEET AND RATE ANALYSIS
(Dollars in Thousands)

                                                                                Three Months Ended March 31, 2002 and 2001
                                                                  ------------------------------------------------------------------
                                                                               Interest    Average                Interest   Average
                                                                  Average      Income /    Yield /    Average     Income /   Yield /
                                                                  Balance      Expense      Rate      Balance     Expense     Rate
                                                                  -------      --------    -------    -------     --------   -------
                                                                    (1)          (2)                    (1)         (2)

ASSETS:
Interest-bearing deposits with other financial institutions..     $  4,462      $   17      1.52%     $  8,189     $  111     5.42%
Investment securities (3)....................................       55,067         678      4.92%       45,309        654     6.36%
Federal funds sold...........................................        1,067           3      1.12%        1,372         19     5.54%
Loans   .....................................................      143,568       2,504      6.98%      137,170      2,689     7.19%
                                                                  --------      ------      ----      --------     ------     ----


Total interest earning assets................................     $204,164      $3,202      6.27%     $193,166     $3,473     7.19%
                                                                  --------      ------      ----      --------     ------     ----

Reserve for loan losses......................................      (1,022)                             (1,008)
Cash and due from banks......................................        2,291                               2,278
Other assets.................................................       10,507                               8,969
                                                                    ------                               -----

Total assets.................................................     $215,940                            $203,405
                                                                  ========                            ========

LIABILITIES AND CAPITAL:
Interest bearing deposits....................................     $143,030      $1,169      3.27%     $130,521    $ 1,419     4.35%
Short-term borrowings........................................       19,583          83      1.70%       19,833        254     5.13%
Long-term borrowings.........................................       11,356         168      5.92%       13,366        200     5.99%
                                                                  --------      ------      ----      --------     ------     ----

Total interest-bearing liabilities...........................     $173,969      $1,420      3.26%     $163,720    $ 1,873     4.58%
                                                                  --------      ------      ----      --------     ------     ----

Demand deposits..............................................     $ 14,479                            $ 12,972
Other liabilities............................................        1,468                               1,379
Stockholders' equity.........................................       26,024                              25,334
                                                                  --------                            --------

Total liabilities and capital................................     $215,940                            $203,405
                                                                  --------                            --------

NET INTEREST INCOME /                                                           $1,782      3.49%                 $1,600     3.31%
 NET INTEREST MARGIN (4).....................................

TAX EQUIVALENT NET INTEREST INCOME /                                            $1,905      3.73%                 $1,719     3.56%
 NET INTEREST MARGIN (5).....................................

(1)      Average volume information was computed using daily averages.

(2)      Interest on loans includes fee income.

(3) Yield on tax-exempt obligations has been computed on a tax-equivalent basis.

(4) Net interest margin is computed by dividing net interest income by total interest earning assets.

(5) Interest and yield are presented on a tax-equivalent basis using 34 percent for 2002 and 2001.

The following table demonstrates the relative impact on net interest income of changes in volume of interest earnings assets and interest bearing liabilities and changes in rates earned and paid by us on such assets and liabilities.

             CHANGE IN NET INTEREST INCOME ON A TAX EQUIVALENT BASIS

                                                                     Three Months Ended March 31, 2002
                                                                            Compared with 2001
                                                                          Increase (Decrease) (2)
                                                                     ----------------------------------
                                                                     Volume         Rate          Total
                                                                     ------         -----         -----
                                                                               (in thousands)
Interest income:
         Loans (1) ...............................................   $   460       $  (288)      $   172
         Investments .............................................       547          (313)          234
         Federal funds sold and other short-term investments .....       (17)          (61)          (78)

Interest expense:
         Deposits ................................................   $   544       $(1,410)      $  (866)
         Short-term borrowings ...................................       (13)         (680)         (693)
         Long-term debt ..........................................      (120)           (9)         (129)

Net: .............................................................   $   579       $ 1,437       $ 2,016

(1) Interest income is adjusted to a tax equivalent basis using a 34 percent tax rate.

(2) Variances resulting from a combination of changes in volume and rates are allocated to the categories in proportion to the absolute dollar amounts of the change in each category.

Average interest earning assets at March 31, 2002 increased by 5.7 percent over March 31, 2001 to $204.2 million from $193.2 million.

Average loans outstanding increased from $137.2 million to $143.6 million or 4.7 percent for the three months ended March 31, 2002, as compared to the three months ended March 31, 2001.

The outstanding balance of loans at March 31, 2002 was $145.3 million compared to $143.0 million at December 31, 2001.

Interest income from investment securities reflected $678 thousand and $654 thousand for the three months ended March 31, 2002 and 2001. The average balance of investment securities for the three months ended March 31, 2002 increased
21.6 percent to $55.1 million, compared to the $45.3 million for the same period of 2001.

Total interest expense decreased $.5 million or 26.3 percent for the first three months of 2002 as compared to the first three months of 2001. The cost of interest bearing liabilities decreased on an average yield basis from 4.58 percent through March 2002 compared to 3.26 percent through March 2001. The average yield on interest earning assets decreased from 7.19 percent to 6.27 percent through March 2002 and 2001, respectively.

Average short-term borrowings decreased $.2 million from $19.8 million at March 31, 2001 from $19.6 million at March 31, 2002.

Long-term borrowings from Federal Home Loan Bank decreased from an average $13.4 million at March 31, 2002 to $11.4 million at March 31, 2001 $2 million of long-term debt was repaid during the second quarter of 2001.

NON-INTEREST INCOME

The following table presents the components of non-interest income for the three months ended March 31, 2002 and 2001.

                                         Three Months Ended
                                              March 31,
                                            (In thousands)
                                         ------------------
                                         2000          2001
                                         ----          ----

Service charges and fees ...........     $162          $144
Trust Department income ............       48            49
Investment securities gain - net ...        0             0
Third party brokerage income .......       24            21
Other ..............................        9            22
                                         ----          ----
         Total .....................     $243          $236
                                         ====          ====


Non-interest income continues to represent a considerable source of our income. We are committed to increasing non-interest income. Increases will be from our existing sources of non-interest income and any new opportunities that may develop. For the three months ended March 31, 2002, total non-interest income increased $7 thousand to $243 thousand or 3.0 percent, compared to $236 thousand for the three months period ended March 31, 2001. Service charges and fees increased $18 thousand from $144 thousand at March 31, 2002 to $162 thousand or
12.5 percent at March 31, 2001. Trust Department income decreased from $49 thousand at March 31, 2002 to $48 thousand or 2.0 percent at March 31, 2001. Third party brokerage income reflected a $3 thousand increase or 14.3 percent comparing March 31, 2002 to March 31, 2001. Income from this source is dependent upon the investment climate.

Other non-interest income decreased from $22 thousand at March 31, 2001 to $9 thousand or 59.1 percent at March 31, 2002. This decrease was attributable to a change in accounting for loan and credit report fees.

NON-INTEREST EXPENSE

The following table presents the components of non-interest expense for the three months ended March 31, 2002 and 2001.

                                         Three Months Ended
                                              March 31,
                                        ---------------------
                                         2002           2001
                                        ------         ------
                                        (Dollars in Thousands)

Salaries and wages .................    $  534         $  517
Employee benefits ..................       184            170
Net occupancy expense ..............        89             96
Furniture and equipment expense ....       154            132
State shares tax ...................        84             77
Other expense ......................       265            286
                                        ------         ------

         Total .....................    $1,310         $1,278
                                        ======         ======

Non-interest expense remained constant at $1.3 million at March 31, 2002 and 2001.

Generally, non-interest expense accounts for the cost of maintaining facilities; providing salaries and benefits to employees; and paying for insurance, supplies, advertising, data processing services, taxes and other related expenses. Some of the costs and expenses are variable while others are fixed. To the extent possible, we utilize budgets and related measures to control variable expenses.

Salaries remained at $.5 million at March 31, 2002 and 2001. A 8.2 percent increase was reflected in employee benefits from $170 thousand at March 31, 2002, to $184 thousand at March 31, 2001. Increased cost of employee benefits, specifically health coverage, accounted for the increase in employee benefits.

Occupancy expense and furniture and equipment expense reflects a $15 thousand or
6.6 percent increase for the first three months of 2002 compared to the first three months of 2001. This was increased depreciation expense as a result of projected hardware and software purchases in 2002 of $300,000.

Pennsylvania Bank Shares Tax increased 9.1 percent from $7 thousand at March 31, 2002 to $84 thousand at March 31, 2001.

Other expenses decreased 7.3 percent from $286 thousand at March 31, 2001 to $265 thousand at March 31, 2002. An offset of a previous other income account to Credit Reports expense is a large part of this decrease.

The efficiency ratio measures a bank's gross operating expense as a percentage of fully-taxable equivalent net interest income and other non-interest income without taking into account security gains and losses and other non-recurring items. Our efficiency ratio for the three months ended March 31, 2002 was 60.99 percent, compared with an efficiency ratio of 62.44 percent for the year ended December 31, 2001. We strive to control our efficiency ratio and expenses as a means of producing increased earnings for our shareholders and constantly look for ways to lower our efficiency ratio. Our peer-group of commercial banks reflects a ratio of 63.99 percent.

INCOME TAXES

Income tax expense as a percentage of pre-tax income was 23.0 percent for the three months ended March 31, 2002 compared with 21.6 percent for the same period in 2001. The effective tax rate for 2002 is expected to approximate 34 percent.

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

We use a simulation model to analyze net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on various interest rate scenarios over a 12 and 24 month period. The model is based on the actual maturity and repricing characteristics of rate sensitive assets and liabilities. The model incorporates assumptions regarding the impact of changing interest rates on the prepayment rates of certain assets and liabilities. In the current stagnant interest rate environment, our net interest income is not expected to change materially.

LIQUIDITY

Liquidity measures the ability to satisfy current and future cash flow needs as they become due. Maintaining a level of liquid funds through asset / liability management seeks to ensure that these needs are met at a reasonable cost. On the asset side, liquid funds are maintained in the form of cash and due from banks, federal funds sold, investment securities maturing within one year, and security and loan payments. Liquid assets amounted to $110.7 million and $101.3 million at March 31, 2002 and December 31, 2001, respectively. This represents 53.9 percent and 50.0 percent of earning assets, and 50.9 percent and 47.3 percent of total assets at March 31, 2002 and December 31, 2001, respectively.

On the liability side, the primary source of funds available to meet liquidity needs is our core deposit base, which generally excludes certificates of deposit over $100 thousand. Core deposits averaged approximately $131.9 million for the three months ended March 31, 2002 and $116.9 million for the year ended December 31, 2001, representing 64.6 percent and 59.5 percent of average earning assets. Short-term and long-term borrowings through federal funds lines, repurchase agreements, Federal Home Loan Bank advances and large dollar certificates of deposit, generally those over $100 thousand, are used as supplemental funding sources. Additional liquidity is derived from scheduled loan and investment payments of principal and interest, as well as prepayments received. For the three months ended March 31, 2002 there were $8.8 million of proceeds from the sales, maturities and redemptions of investment securities available for sale. Purchases of investment securities for the three months ended March 31, 2002 were $5.0 million. Short-term borrowings and certificates of deposit over $100 thousand amounted to $47.0 million and $45.8 million, on average, for the three months ended March 31, 2002 and the year ended December 31, 2001, respectively.

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

As of March 31, 2002, we had $53.0 million of securities available for sale recorded at their fair value, compared with $57.1 million at December 31, 2001. As of March 31, 2002, the investment securities available for sale had an unrealized loss of $102 thousand, net of deferred taxes, compared with an unrealized gain of $75 thousand, net of deferred taxes, at December 31, 2001. This change was primarily due to an decrease in investment values resulting from the current interest rate environment. These securities are not considered trading account securities which may be sold on a continuous basis, but rather are securities which may be sold to meet our various liquidity and interest rate requirements.

NON-PERFORMING ASSETS

Shown below is a summary of past due and non-accrual loans:

                                  (Dollars in thousands)
                                 March 31,    December 31,
                                   2002          2001
                                ----------    ------------
Past due and non-accrual:
         Days 30 - 89 .......     $1,220         $  949
         Days 90 plus .......        764            969
 Non-accrual ................        708            729
                                  ------         ------
 Total ......................     $2,692         $2,647
                                  ======         ======

Past due and non-accrual loans increased to $2.7 million at March 31, 2002 from $2.6 million at December 31, 2001. The loan delinquency expressed as a ratio to total loans was 1.9% at March 31, 2002 and 1.8% at December 31, 2001.

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



The following analysis provides a schedule of loan maturities / interest rate sensitivities. This schedule presents a repricing and maturity analysis as required by the FFIEC:

                                                                                           (Dollars in
                                                                                            Thousands)
             MATURITY AND REPRICING DATA FOR LOANS AND LEASES                             March 31, 2002
                                                                                          --------------

Closed-end loans secured by first liens and 1-4 family residential properties with a remaining maturity or repricing frequency of:
         (1) Three months or less .....................................................     $   4,501
         (2) Over three months through 12 months ......................................        16,628
         (3) Over one year through three years ........................................        28,638
         (4) Over three years through five years ......................................         2,459
         (5) Over five years through 15 years .........................................        15,249
         (6) Over 15 years ............................................................         1,591
All loans and leases other than closed-end loans secured by first liens on 1-4 family residential properties with a remaining maturity or repricing frequency of:
         (1) Three months or less .....................................................        15,606
         (2) Over three months through 12 months ......................................        14,852
         (3) Over one year through three years ........................................        16,715
         (4) Over three years through five years ......................................         6,923
         (5) Over five years through 15 years .........................................        16,746
         (6) Over 15 years ............................................................         4,915
                                                                                            ---------
                  Sub-total ...........................................................     $ 144,822
Add: non-accrual loans not included above .............................................           708
Less: unearned income .................................................................          (194)
                                                                                            ---------
                  Total Loans and Leases ..............................................     $ 145,337

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses reflected a balance of $1 million or .07 percent of total loans at March 31, 2002 and December 31, 2001. The allowance is believed adequate for possible loan losses in the future.

The provision for loan losses increased $24 thousand for the first three months of 2002 compared to $8 thousand for the first three months of 2001. We increased the loan loss provision due to charge-offs and possible charge offs during 2002.

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

We maintain an allowance for loan losses to absorb any loan losses based on our historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. In evaluating our allowance for loan losses, we segment our loans into the following categories:

     o    Commercial (including investment property mortgages),

     o    Residential mortgages, and

     o    Consumer.

We evaluate some loans as a homogeneous group and others on an individual basis. Commercial loans with balances exceeding $250 thousand are reviewed individually. After our evaluation of these loans, we determine the required allowance for loan losses based upon the following considerations:

     o    Historical loss levels,

     o    Prevailing economic conditions,

     o    Delinquency trends,

     o    Changes in the nature and volume of the portfolio,

     o    Concentrations of credit risk, and

     o    Changes in loan policies or underwriting standards.

Management and the Board of Directors review the adequacy of the reserve on a quarterly basis and adjustments, if needed, are made accordingly.

                                                                                   For the Three Months
                                                                                     Ending March 31,
                                                                                --------------------------
Amounts in thousands                                                              2002              2001
                                                                                --------          --------
Average loans outstanding: ................................................     $143,568          $137,170
Total loans at end of period ..............................................      145,337           137,392

         Balance at beginning of period ...................................        1,028             1,008
         Total charge-offs ................................................           53                15
         Total recoveries .................................................           16                 7
         Net charge-offs: .................................................           37                 8
         Provision for loan losses ........................................           24                 8
                                                                                --------          --------
 Balance at end of period .................................................     $  1,015          $  1,008
                                                                                --------          --------

Net charge-offs as a percent of average loans outstanding during period ...          .03%              .01%
Allowance for loan losses as a percent of total loans .....................          .07%              .07%

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

For the three month periods ending March 31, 2002 and 2001, the provision for loan losses was $1,015,000 and $1,008,000 respectively.

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

We exceed all minimum capital requirements as reflected in the following table:

                                                            March 31, 2002               December 31, 2001
                                                      ------------------------      -------------------------
                                                                      Minimum                        Minimum
                                                      Calculated      Standard      Calculated       Standard
                                                        Ratios         Ratios         Ratios          Ratios
                                                      ----------      --------      ----------       --------
Risk Based Ratios:
Tier I Capital to risk-weighted assets.............     18.98%         4.00%          19.06%           4.00%
Total Qualifying Capital to risk-weighted assets...     19.72%         8.00%          19.82%           8.00%

Additionally, certain other ratios also provide capital analysis as follows:

                                           March 31,     December 31,
                                             2002           2001
                                           ---------     ------------

Tier I Capital to average assets........     12.09%        12.44%

We believes that the bank's current capital position and liquidity positions are strong and that its capital position is adequate to support its operations.

Book value per share amounted to $19.73 March 31, 2002, compared with $19.64 per share at December 31, 2001.

Cash dividends declared amounted to $0.15 per share, for the three months ended March 31, 2002, equivalent to a dividend payout ratio of 37.03 percent, compared with 45.01 percent for the same period in 2001. Our Board of Directors continues to believe that cash dividends are an important component of shareholder value and that, at the bank's current level of performance and capital, we expect to continue our current dividend policy of a quarterly cash distribution of earnings to our shareholders.

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




                                  CCFNB BANCORP, INC.
                                     (Registrant)




                                  By    /s/ Paul E. Reichart
                                     -------------------------------------
                                     Paul E. Reichart
                                     President & CEO

                                  Date:




                                  By    /s/ Virginia D. Kocher
                                     -------------------------------------
                                     Virginia D. Kocher
                                     Treasurer


                                  Date: May 14, 2002