Form 10-Q
period 2002-06-30
CCFNB BANCORP INC
filed 2002-08-14
CIK 731122

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q



[X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002


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


       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 1,306,224 shares of $1.25
(par) common stock were outstanding as of July 25, 2002.

                       CCFNB BANCORP, INC. AND SUBSIDIARY

                                  JUNE 30, 2002

                                   INDEX 10-Q





EXHIBIT 27 - FINANCIAL DATA SCHEDULE                                     NO PAGE
                                                                            #
PART I  - FINANCIAL INFORMATION:

        - Consolidated Balance Sheets                                       1

        - Consolidated Statements of Income                                 2

        - Consolidated Statements of Cash Flows                             3

        - Notes to Consolidated Financial Statements                      4 - 11

        - Report of Independent Certified Public Accountants               12

        - Management's Discussion and Analysis of Consolidated
          Financial Condition and Results of Operations                  13 - 20

PART II - OTHER INFORMATION                                              21 - 23

SIGNATURES                                                                 24

CCFNB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)


                                                                  JUNE 30,    DECEMBER 31,
                                                                    2002         2001
                                                                  --------    ------------
                                                                  UNAUDITED
ASSETS

Cash and due from banks.......................................    $  4,974      $  6,205
Interest-bearing deposits with other banks....................       3,792         2,313
Federal funds sold............................................       5,413             0
Investment securities:
  Securities Available-for-Sale...............................      52,233        57,121
Loans, net of unearned income.................................     148,517       142,990
Allowance for loan losses.....................................       1,074         1,028
                                                                  --------      --------
  Net loans...................................................    $147,443      $141,962
Premises and equipment........................................       4,589         4,635
Accrued interest receivable...................................         926           977
Other assets..................................................       1,243         1,025
                                                                  --------      --------
     TOTAL ASSETS.............................................    $220,613      $214,238
                                                                  ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY


LIABILITIES

Deposits:
  Non-interest bearing........................................    $ 15,332      $ 14,712
  Interest bearing............................................     149,078       140,954
                                                                  --------      --------
     Total Deposits...........................................    $164,410      $155,666
Short-term borrowings.........................................      16,846        19,781
Long-term borrowings..........................................      11,352        11,357
Accrued interest and other expenses...........................       1,204         1,382
Other liabilities.............................................         110            10
                                                                  --------      --------
     TOTAL LIABILITIES........................................    $193,922      $188,196
                                                                  --------      --------

STOCKHOLDERS' EQUITY
Common stock, par value $1.25 per share;
  authorized 5,000,000 shares;
  issued 1,310,224 shares in 2002 and
  1,326,172 shares in 2001....................................    $  1,638      $  1,658
Surplus.......................................................       4,386         4,730
Retained earnings.............................................      20,227        19,579
Accumulated other comprehensive income (loss).................         440            75
                                                                  --------      --------
     TOTAL STOCKHOLDERS' EQUITY...............................    $ 26,691      $ 26,042
                                                                  --------      --------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...............    $220,613      $214,238
                                                                  ========      ========


          See accompanying notes to Consolidated Financial Statements.

CCFNB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS EXCEPT PER SHARE DATA)
UNAUDITED

                                                    FOR THE SIX         FOR THE THREE
                                                   MONTHS ENDING        MONTHS ENDING
                                                      JUNE 30,             JUNE 30,
                                                 ------------------   ------------------
                                                   2002      2001       2002      2001
                                                 --------  --------   --------  --------
INTEREST INCOME
Interest and fees on loans:
  Taxable......................................  $  5,007  $  5,259   $  2,535  $  2,609
  Tax-exempt...................................        65        80         33        41
Interest and dividends on investment securities:
  Taxable interest.............................       901       890        445       451
  Tax-exempt interest..........................       409       396        203       202
  Dividends....................................        30        41         14        20
Interest on federal funds sold.................        19        40         16        21
Interest on deposits in other banks............        33       198         16        87
                                                 --------  --------   --------  --------
     TOTAL INTEREST INCOME.....................  $  6,464  $  6,904   $  3,262  $  3,431
                                                 --------  --------   --------  --------

INTEREST EXPENSE
Interest on deposits...........................  $  2,352  $  2,817   $  1,183  $  1,398
Interest on short-term borrowings..............       170       440         87       186
Interest on long-term borrowings...............       337       388        169       188
                                                 --------  --------   --------  --------
     TOTAL INTEREST EXPENSE....................  $  2,859  $  3,645   $  1,439  $  1,772
                                                 --------  --------   --------  --------

Net interest income............................  $  3,605  $  3,259   $  1,823  $  1,659
Provision for loan losses......................        59        23         35        15
                                                 --------  --------   --------  --------
     NET INTEREST INCOME AFTER PROVISION FOR
     LOAN LOSSES...............................  $  3,546  $  3,236   $  1,788  $  1,644
                                                 --------  --------   --------  --------

NON-INTEREST INCOME
Service charges and fees.......................  $    326  $    302   $    164  $    158
Trust department income........................       103       112         55        63
Securities gains - net.........................         0        37          0        37
Other income...................................        85        96         52        53
                                                 --------  --------   --------  --------
     TOTAL NON-INTEREST INCOME.................  $    514  $    547   $    271  $    311
                                                 --------  --------   --------  --------

NON-INTEREST EXPENSES
Salaries and wages.............................  $  1,075  $  1,007   $    541  $    490
Pensions and other employee benefits...........       373       340        189       170
Occupancy expense, net.........................       180       194         91        98
Furniture and equipment expense................       301       267        147       135
Other operating expenses.......................       758       728        409       365
                                                 --------  --------   --------  --------
     TOTAL NON-INTEREST EXPENSES...............  $  2,687  $  2,536   $  1,377  $  1,258
                                                 --------  --------   --------  --------

Income before income taxes.....................  $  1,373  $  1,247   $    682  $    697
Income tax expense.............................       318       283        159       164
                                                 --------  --------   --------  --------
     NET INCOME................................  $  1,055  $    964   $    523  $    533
                                                 ========  ========   ========  ========
PER SHARE DATA
Net income.....................................  $    .80  $    .72   $    .40  $    .40
Cash dividends.................................       .31       .29        .16       .15
Weighted average shares outstanding............ 1,316,630 1,342,944  1,316,630 1,342,944



          See accompanying notes to Consolidated Financial Statements.

CCFNB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
UNAUDITED


                                                                          FOR THE SIX
                                                                         MONTHS ENDING
                                                                            JUNE 30,
                                                                     -------------------
                                                                        2002      2001
                                                                     --------   --------
OPERATING ACTIVITIES
Net income........................................................   $  1,055   $    964
Adjustments to reconcile net income to net cash provided by
 operating activities:
   Provision for loan losses......................................         59         23
   Provision for depreciation and amortization....................        244        221
   Premium amortization on investment securities..................        100         29
   Discount accretion on investment securities....................        (12)        (9)
   Gain (loss) on sale of investment securities...................          0        (37)
   Deferred income taxes (benefit)................................        (31)       (13)
   (Increase) in accrued interest receivable and other assets.....       (219)      (336)
   (Decrease) in accrued interest, other expenses and other
     liabilities..................................................       (193)      (116)
   Loss from investment in insurance agency.......................          6          0
                                                                     --------   --------
     NET CASH PROVIDED BY OPERATING ACTIVITIES....................   $  1,009   $    726
                                                                     --------   --------

INVESTING ACTIVITIES
Proceeds from sales, maturities and redemptions of investment
  securities Available-for-Sale...................................   $ 17,263   $ 16,665
Purchase of investment securities Available-for-Sale..............    (11,906)   (19,680)
Net (increase) decrease in loans..................................     (5,540)      (142)
Purchases of premises and equipment...............................       (198)       (53)
                                                                     --------   --------
     NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES..........   $   (381)  $ (3,210)
                                                                     --------   --------

FINANCING ACTIVITIES
Net increase (decrease) in deposits...............................   $  8,744   $  6,535
Net increase (decrease) in short-term borrowings..................     (2,935)      (513)
Net increase (decrease) in long-term borrowings...................         (5)    (2,004)
Proceeds from issuance of common stock............................         97         81
Acquisition of treasury stock.....................................       (461)      (219)
Cash dividends paid...............................................       (407)      (388)
                                                                     --------   --------
     NET CASH PROVIDED BY FINANCING ACTIVITIES....................   $  5,033   $  3,492
                                                                     --------   --------
     INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.............   $  5,661   $  1,008

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD..................      8,518     12,663
                                                                     --------   --------
      CASH AND CASH EQUIVALENTS AT END OF PERIOD..................   $ 14,179   $ 13,671
                                                                     ========   ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
  Interest........................................................   $  2,892   $  3,678
  Income taxes....................................................   $    402   $    284



          See accompanying notes to Consolidated Financial Statements.

CCFNB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2002

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

         INVESTMENT IN INSURANCE AGENCY

         On January 2, 2001, the Corporation acquired a 50% interest in a local insurance agency, a corporation organized under the laws of the Commonwealth of Pennsylvania. The income or loss from this investment is accounted for under the equity method of accounting. The carrying value of this investment was $159,581 and $165,352 at June 30, 2002 and December 31, 2001, respectively.

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


NOTE 2 - ALLOWANCE FOR LOAN LOSSES

         Changes in the allowance for loan losses for the periods ended June 30, 2002 and June 30, 2001 were as follows:

                                                              (Amounts in Thousands)
                                                               --------------------
                                                                 2002        2001
                                                               --------    --------
         Balance, beginning of year.........................   $  1,028    $  1,008
         Provision charged to operations....................         59          23
         Loans charged-off..................................        (55)        (64)
         Recoveries.........................................         42          14
                                                               --------    --------
         Balance, June 30...................................   $  1,074    $    981
                                                               ========    ========

         At June 30, 2002 the recorded investment in loans that are considered to be impaired as defined by SFAS No. 114 was $105,576. No additional charge to operations was required to provide for the impaired loans since the total allowance for loan losses is estimated by management to be adequate to provide for the loan loss allowance required by SFAS No. 114 along with any other potential losses.

         At June 30, 2002, there were no significant commitments to lend additional funds with respect to non-accrual and restructured loans.


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

NOTE 5 - STOCKHOLDERS' EQUITY

         Changes in stockholders' equity for the period ended June 30, 2002 were as follows:


                                                                 (AMOUNTS IN THOUSANDS, EXCEPT COMMON SHARE DATA)
                                                                 ------------------------------------------------
                                                                                                    ACCUMULATED
                                                                                                       OTHER
                                                                           COMPREHENSIVE            COMPREHENSIVE
                                                COMMON   COMMON                INCOME     RETAINED     INCOME     TREASURY
                                                SHARES    STOCK   SURPLUS      (LOSS)     EARNINGS     (LOSS)      STOCK    TOTAL
                                              ---------  -------  -------  -------------  --------- ------------- -------- --------
         Balance at January 1, 2002.........  1,326,172  $ 1,658  $ 4,730     $     0      $19,579    $    75     $    0    $26,042
         Comprehensive Income:
          Net income........................          0        0        0       1,055        1,055          0          0      1,055
          Change in unrealized gain (loss)
           on investment securities
           available-for-sale net of
           reclassification adjustment
           and tax effects..................          0        0        0         365            0        365          0        365
                                                                              -------
           TOTAL COMPREHENSIVE INCOME (LOSS)                                  $ 1,420
                                                                              =======
         Issuance of 4,552 shares of common
           stock under dividend reinvestment
           and stock purchase plans.........      4,552        6       91                        0          0          0         97
         Purchase of 20,500 shares of
           treasury stock...................          0        0        0                        0          0       (461)      (461)
         Retirement of 20,500 shares of
           treasury stock...................    (20,500)     (26)    (435)                       0          0        461          0
         Cash dividends $.31 per share......          0        0        0                     (407)         0          0       (407)
                                              ---------  -------  -------                  -------    -------     ------    -------
         Balance at June 30, 2002...........  1,310,224  $ 1,638  $ 4,386                  $20,227    $   440     $    0    $26,691
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

         The Corporation may require collateral or other security to support financial instruments with off-balance sheet credit risk. The contract or notional amounts at June 30, 2002 and December 31, 2001 were as follows:

                                                                (Amounts in Thousands)
                                                                ----------------------
                                                                 JUNE 30,   DECEMBER 31,
                                                                  2002         2001
                                                                 --------   ------------
         FINANCIAL INSTRUMENTS WHOSE CONTRACT AMOUNTS
          REPRESENT CREDIT RISK:
           Commitments to extend credit........................  $ 12,691     $ 11,842
           Financial standby letters of credit.................     1,447        2,348
           Performance standby letters of credit...............         4           15
           Dealer floor plans..................................     2,394        1,884


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

         The Corporation granted commercial, consumer and residential loans to customers within Pennsylvania. Of the total loan portfolio at June 30, 2002, 82.9% was for real estate loans, principally residential. It was the opinion of management that the high concentration did not pose an adverse credit risk. Further, it was management's opinion that the remainder of the loan portfolio was balanced and diversified to the extent necessary to avoid any significant concentration of credit.

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

         The results of operations for the six-month period ended June 30, 2002, are not necessarily indicative of the results to be expected for the full year.

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

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors and Stockholders of CCFNB Bancorp, Inc.:


We have reviewed the accompanying consolidated balance sheet of CCFNB Bancorp, Inc. and Subsidiary as of June 30, 2002, and the related consolidated statements of income and cash flows for the three and six month periods ended June 30, 2002 and 2001. These consolidated financial statements are the responsibility of the management of CCFNB Bancorp, Inc. and Subsidiary.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of CCFNB Bancorp, Inc. and Subsidiary as of December 31, 2001, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 18, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2001, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




J.H. Williams & Co., LLP
Kingston, Pennsylvania
July 19, 2002

                               CCFNB BANCORP, INC.
                                    FORM 10-Q
                         FOR THE QUARTER ENDED JUNE 2002


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Consolidated Summary of Operations
(Dollars in Thousands, except for per share data)


                                            At and For the Six Months
                                                  Ended June 30,               At and For the Years Ended December 31,
                                           -----------------------  --------------------------------------------------------------
                                              2002          2001       2001         2000         1999          1998        1997
                                           ----------   ----------  ----------   -----------   ----------   ----------  ----------
Income and Expense:
     Interest income...................... $    6,464   $    6,904  $   13,720   $    13,552   $   12,669   $   12,444  $   12,498
     Interest expense.....................      2,859        3,645       6,924         6,859        6,099        6,072       5,976
                                           ----------   ----------  ----------   -----------   ----------   ----------  ----------
     Net interest income..................      3,605        3,259       6,796         6,693        6,570        6,372       6,522
     Loan loss provision..................         59           23         163            54           78           78          60
                                           ----------   ----------  ----------   -----------   ----------   ----------  ----------
     Net interest income after loan loss
       Provision..........................      3,546        3,236       6,633         6,639        6,492        6,294       6,462
     Non-interest income..................        514          547       1,149         1,053        1,050          981         804
     Non-interest expense.................      2,687        2,536       5,104         4,967        4,818        4,739       4,492
                                           ----------   ----------  ----------   -----------   ----------   ----------  ----------
     Income before income taxes...........      1,373        1,247       2,678         2,725        2,724        2,536       2,774
     Income taxes.........................        318          283         621           671          685          634         749
                                           ----------   ----------  ----------   -----------   ----------   ----------  ----------
     Net income........................... $    1.055   $      964  $    2,057   $     2,054   $    2,039   $    1,902  $    2,025
                                           ==========   ==========  ==========   ===========   ==========   ==========  ==========
Per Share:(1)
     Net income........................... $      .80   $      .72  $     1.54   $      1.51   $     1.48   $     1.38  $     1.47
     Cash dividends paid..................        .31          .29         .59           .56          .51          .46         .46
     Average shares outstanding...........  1,316,630    1,342.944   1,338,007     1,355,624    1,375,572    1,378,339   1,381,800
Average Balance Sheet:
     Loans................................ $  145,268   $  137,423  $  139,219   $   134,325   $  123,185   $  116,490  $  116,771
     Investments..........................     54,642       48,715      50,593        47,003       49,827       45,878      41,671
     Other earning assets.................      6,452        9,222       6,569           219        1,638        3,890       2,736
     Total assets.........................    219,127      206,097     208,630       196,727      186,597      177,643     171,159
     Deposits.............................    161,443      147,738     149,601       139,774      138,963      131,366     129,054
     Other interest-bearing liabilities...     30,013       31,299      31.629        31,203       23,458       22,660      20,198
     Stockholders' equity.................     26,349       25,710      25,890        23,910       22,874       22,264      20,690
Balance Sheet Data:
     Loans................................ $  148,517   $  137,452  $  142,990   $   137,360   $  134,423   $  118,558  $  119,045
     Investments..........................     52,233       50,818      57,121        47,311       49,104       48,151      43,862
     Other earning assets.................      9,205        8,518       2,312         4,814        1,343        5,133       1,708
     Total assets.........................    220,613      207,763     214,238       203,054      196,122      185,258     173,866
     Deposits.............................    164,410      149,704     142,990       143,169      138,606      137,679     127,719
     Other interest-bearing liabilities...     28,198       30,959      31,384        33,477       33,224       22,709      22,802
     Stockholders' equity.................     26,691       25,800      26,042        25,050       23,047       23,480      22,105
Ratios:(2)
     Return on average assets.............        .96%         .94%        .99%         1.04%        1.09%        1.07%       1.18%
     Return on average equity.............       8.01%        7.50%       7.92%         8.59%        8.91%        8.54%       9.79%
     Dividend payout ratio................      38.58%       40.25%      38.31%        36.89%       34.09%       33.59%      31.65%
     Average equity to average
       assets ratio.......................      12.02%       12.47%      12.16%        12.34%       11.75%       12.53%      12.09%

(1) Per share data has been calculated on the weighted average number of shares outstanding.

(2) The ratios for the six month period ending June 30, 2002 and 2001 are annualized.

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

EARNINGS SUMMARY

Net income for the three months ended June 30, 2002 was $523 thousand or $.40 per basic and diluted share. These results compare with net income of $533 thousand, or $.40 per basic and diluted share for the same period in 2001. Annualized return on average equity increased to 8.01 percent from 7.50 percent, while the annualized return on average assets increased to .96 percent from .94 percent, for the six months ended June 30, 2002 and 2001 respectively.

Net interest income continues to be the largest source of our operating income. Net interest income on a tax equivalent basis increased to $3.9 million at June 30, 2002, compared with $3.5 million for the six months ended June 30, 2001. The increase in net interest income is primarily due to the decreased interest rates on deposits "catching up" with decreased loan rates. The tax equavilized interest margin increased to 3.73 percent for the six months ended June 30, 2002, compared to 3.59 percent for the six months ended June 30, 2001.

Average interest earning assets increased $11 million or 5.6 percent for the six months ended June 30, 2002 over the same period in 2001. Average loans increased $7.8 million or 5.7 percent, average investments increased $5.9 million or 12.2 percent and average federal funds sold and interest-bearing deposits with other financial institutions decreased 2.8 million or 3.0 percent for this six month period.

Average interest bearing liabilities for the six months ended June 30, 2002 increased $11.3 million or 6.8 percent from the same period in 2001. Average short-term borrowings were $18.7 million at June 30, 2002 and $18.9 million at June 30, 2001. Long-term debt, which includes primarily FHLB advances, decreased $1.0 million from June 31, 2002 to June 30, 2001 Average demand deposits increased $1.2 million from 2001 balances.

The average interest rate on total interest earning assets was 6.26 percent for the six months ended June 30, 2002, compared with 7.07 percent for the six months ended June 30, 2001. The average interest rate for loans decreased 79 basis points to 6.98 percent at June 30, 2002 compared to 7.77 percent June 30, 2001. Interest-bearing deposits with other Financial Institutions interest rates decreased drastically 372 basis points to 1.58 percent from 5.30 percent at June 30, 2001. Average rates on interest bearing deposits decreased by 99 basis points to 3.21 percent from 4.20 percent one year ago. Average interest rates also decreased on total interest bearing liabilities by 117 basis points to 3.24 percent from 4.41 percent. The reason for these decreases on interest bearing liabilities was primarily attributed to the decreasing rates on all deposit liabilities and the tied-to-prime interest rates paid on repurchase agreements with large customers. The net interest margin increased to 3.73 percent for the six months ended June 30, 2002 from 3.59 percent for the six months ended June 30, 2001.

NET INTEREST INCOME

Net interest income increased to $3.6 million for the six months ended June 30, 2002 compared to $3.3 million for the same period in 2001.

The following table reflects the components of net interest income for each of the six months ended June 30, 2002 and 2001.

           ANALYSIS OF AVERAGE ASSETS, LIABILITIES AND CAPITAL EQUITY
                                       AND
                  NET INTEREST INCOME ON A TAX EQUIVALENT BASIS

AVERAGE BALANCE SHEET AND RATE ANALYSIS
(Dollars in Thousands)

                                                                               Six Months Ended June 30, 2002 and 2001
                                                                   ----------------------------------------------------------------
                                                                             Interest    Average               Interest    Average
                                                                   Average   Income /    Yield /    Average     Income /    Yield /
                                                                   Balance   Expense      Rate      Balance     Expense     Rate
                                                                   -------   -------      ----      -------     -------     ----
                                                                     (1)       (2)                    (1)         (2)
ASSETS:
Interest-bearing deposits with other financial institutions...      $4,178       $33      1.58%      $7,472        $198     5.30%
Investment securities (3).....................................      54,642     1,340      4.90%      48,715       1,290     5.30%
Federal funds sold............................................       2,274        19      1.67%       1,750          40     4.57%
Loans.........................................................     145,268     5,072      6.98%     137,423       5,339     7.77%
                                                                  --------    ------               --------      ------
Total interest earning assets.................................    $206,362    $6,464      6.26%    $195,360      $6,904     7.07%
                                                                  --------    ------               --------      ------
Reserve for loan losses.......................................     (1,032)                            (995)
Cash and due from banks.......................................       2,298                            4,875
Other assets..................................................      11,499                            6,857
                                                                  --------                         --------
Total assets..................................................    $219,127                         $206,097
                                                                  --------                         --------

                                                                    Six Months Ended June 30, 2002 and 2001
                                                --------------------------------------------------------------------
                                                            Interest    Average                Interest      Average
                                                Average     Income /     Yield /    Average     Income /     Yield /
                                                Balance     Expense       Rate      Balance     Expense       Rate
                                                -------     -------       ----      -------     -------       ----
                                                  (1)         (2)                     (1)          (2)
LIABILITIES AND CAPITAL:
Interest bearing deposits...................   $146,654      $2,352        3.21%    $134,105      $2,817      4.20%
Short-term borrowings.......................     18,660         170        1.82%      18,935         440      4.65%
Long-term borrowings........................     11,353         337        5.94%      12,364         388      6.28%
                                               --------      ------                 --------      ------
Total interest-bearing liabilities..........   $176,667      $2,859        3.24%    $165,404      $3,645      4.41%
                                               --------      ------                 --------      ------
Demand deposits.............................    $14,789                              $13,633
Other liabilities...........................      1,322                                1,350
Stockholders' equity........................     26,349                               25,710
                                               --------                             --------
Total liabilities and capital...............   $219,127                             $206,097
                                               --------                             --------

NET INTEREST INCOME /
  NET INTEREST MARGIN (4)...................                 $3,605        3.49%                  $3,259      3.34%

TAX EQUIVALENT NET INTEREST INCOME /
  NET INTEREST MARGIN (5)...................                 $3,850        3.73%                  $3,505      3.59%


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

             CHANGE IN NET INTEREST INCOME ON A TAX EQUIVALENT BASIS

                                                                                    Six Months Ended June 30, 2002
                                                                                          Compared with 2001
                                                                                         Increase (Decrease) (2)
                                                                                -------------------------------------
                                                                                Volume           Rate           Total
                                                                                ------           ----           -----
                                                                                           (In thousands)
Interest income:
           Loans (1)                                                              $610         ($1,086)         ($476)
           Investments                                                             314            (195)            119
           Federal funds sold and other short-term investments                      24             (51)           (27)
Interest expense:
           Deposits                                                               $527         ($1,328)         ($801)
           Short-term borrowings                                                  (13)            (536)          (549)
           Long term debt                                                         (63)             (42)          (105)
Net:                                                                              $497             $574         $1,071

(1) Interest income is adjusted to a tax equivalent basis using a 34 percent tax rate.

(2) Variances resulting from a combination of changes in volume and rates are allocated to the categories in proportion to the absolute dollar amounts of the change in each category.

Average interest earning assets at June 30, 2002 increased by 5.6 percent over June 30, 2001 to $206.4 million from $195.4 million.

Average loans outstanding increased from $137.4 million to $145.3 million or 5.7 percent for the six months ended June 30, 2002, as compared to the six months ended June 30, 2001.

The outstanding balance of loans at June 30, 2002 was $148.5 million compared to $143 million at December 31, 2001.

Interest income from investment securities remained constant at $1.3 million for the six months ended June 30, 2002 and 2001. The average balance of investment securities for the six months ended June 30, 2002 increased 12.2 percent to $54.6 million, compared to the $48.7 million for the same period of 2001.

Total interest expense decreased $.8 million or 21.6 percent for the first six months of 2002 as compared to the first six months of 2001. The cost of interest bearing liabilities decreased on an average yield basis from 4.41 percent through June 2002 compared to 3.24 percent through June 2001. The average yield on interest earning assets decreased from 7.07 percent to 6.26 percent through June 2002 and 2001, respectively.

Average short-term borrowings decreased $.2 million from $18.9 million at June 30, 2001 to $18.7 million at June 30, 2002.

Long-term borrowings from Federal Home Loan Bank decreased from an average $12.4 million at June 30, 2001 to $11.4 million at June 30, 2002.

NON-INTEREST INCOME

The following table presents the components of non-interest income for the six months ended June 30, 2002 and 2001.

                                                                        Six Months Ended
                                                                            June 30,
                                                                       ---------------------
                                                                         (In thousands)
                                                                       2000             2001
                                                                       ----             ----
Service charges and fees.........................................      $326             $302
Trust Department income..........................................       103              112
Investment securities gain - net.................................         0               37
Third party brokerage income.....................................        36               32
Other............................................................        49               64
                                                                       ----             ----
           Total.................................................      $514             $547
                                                                       ====             ====


Non-interest income continues to represent a considerable source of our income. We are committed to increasing non-interest income. Increases will be from our existing sources of non-interest income and any new opportunities that may develop. For the six months ended June 30, 2002, total non-interest income decreased $33 thousand to $514 thousand or 6. percent, compared to $547 thousand for the six months period ended June 30, 2001. Service charges and fees increased $24 thousand from $302 thousand at June 30, 2002 to $326 thousand or
7.9 percent at June 30, 2002. Trust Department income decreased from $112 thousand at June 30, 2002 to $103 thousand or 8 percent at June 30 2001. Third party brokerage income reflected a $4 thousand increase or 12.5 percent comparing June 30 2002 to June 30, 2001. Income from this source is dependent upon the investment climate. Other non-interest income decreased from $64 thousand at June 30, 2001 to $49 thousand or 2.3 percent at June 30, 2002. This decrease was attributable to a change in accounting for loan and credit report fees.

Investment securities gains were $37 thousand at June 30, 2001 and 0 at June 30, 2002. If the investment security gains are not considered, then the non-interest income increased $4 thousand for the six month period ending June 30, 2002 and 2001.

NON-INTEREST EXPENSE

The following table presents the components of non-interest expense for the six months ended June 30, 2002 and 2001.


                                                                                   Six Months Ended
                                                                                        June 30,
                                                                                 -----------------------
                                                                                  2002             2001
                                                                                 -----             -----
                                                                                 (Dollars in Thousands)
Salaries and  wages............................................................  $1,075           $1,007
Employee benefits..............................................................     373              340
Net occupancy expense..........................................................     180              194
Furniture and equipment expense................................................     301              267
State shares tax...............................................................     127              109
Other expense..................................................................     631              619
                                                                                 ------           ------
           Total...............................................................  $2,687           $2,536
                                                                                 ======           ======

Non-interest expense increased from $2.5 million at June 30, 2001 to $2.7 million at June 30, 2002 or 6%.

Generally, non-interest expense accounts for the cost of maintaining facilities; providing salaries and benefits to employees; and paying for insurance, supplies, advertising, data processing services, taxes and other related expenses. Some of the costs and expenses are variable while others are fixed. To the extent possible, we utilize budgets and related measures to control variable expenses.

Salaries increased 6.8 percent at June 30, 2002 compared to June 30, 2001. A 9.7 percent increase was reflected in employee benefits from $340 thousand at June 30, 2002, to $373 thousand at June 30, 2002. Increased cost of employee benefits, specifically health coverage, accounted for the increase in employee benefits.

Occupancy expense and furniture and equipment expense reflects a $14 thousand or
7.2 percent decrease for the first six months of 2002 compared to the first six months of 2001. This was a result of a mild winter with less snow removal expenses.

Pennsylvania Bank Shares Tax increased 16.5 percent from $127 thousand at March 31, 2002 compared to $109 thousand at June 30, 2001.

Other expenses increased 1.9 percent from $619 thousand at June 30, 2001 to $631 thousand at June 30, 2002.

INCOME TAXES

Income tax expense as a percentage of pre-tax income was 23.2 percent for the six months ended June 30, 2002 compared with 22.7 percent for the same period in 2001. The effective tax rate for 2002 is expected to approximate 34 percent.

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

LIQUIDITY

Liquidity measures the ability to satisfy current and future cash flow needs as they become due. Maintaining a level of liquid funds through asset / liability management seeks to ensure that these needs are met at a reasonable cost. On the asset side, liquid funds are maintained in the form of cash and due from banks, federal funds sold, investment securities maturing within one year, and security and loan payments. Liquid assets amounted to $112.9 million and $101.3 million at June 30, 2002 and December 31, 2001, respectively. This represents 54.7 percent and 50.0 percent of earning assets, and 51.2 percent and 47.3 percent of total assets at June 30, 2002 and December 31, 2001, respectively.

On the liability side, the primary source of funds available to meet liquidity needs is our core deposit base, which generally excludes certificates of deposit over $100 thousand . Core deposits averaged approximately $134.6 million for the six months ended June 30, 2002 and $116.9 million for the year ended December 31, 2001, representing 65.2 percent and 59.5 percent of average earning assets. Short-term and long-term borrowings through federal funds lines, repurchase agreements, Federal Home Loan Bank advances and large dollar certificates of deposit, generally those over $100 thousand, are used as supplemental funding sources. Additional liquidity is derived from scheduled loan and investment payments of principal and interest, as well as prepayments received. For the six months ended June 30, 2002 there were $17.3 million of proceeds from the sales, maturities and redemptions of investment securities available for sale. Purchases of investment securities for the six months ended June 30, 2002 were $12 million. Short-term borrowings and certificates of deposit over $100 thousand amounted to $48.6 million and $43.7 million, on average, for the six months ended June 30, 2002 and the year ended December 31, 2001, respectively.

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

As of June 30, 2002, we had $52.2 million of securities available for sale recorded at their fair value, compared with $57.1 million at December 31, 2001. As of June 30, 2002, the investment securities available for sale had an unrealized gain of $440 thousand, net of deferred taxes, compared with an unrealized gain of $75 thousand, net of deferred taxes, at December 31, 2001. These securities are not considered trading account securities which may be sold on a continuous basis, but rather are securities which may be sold to meet our various liquidity and interest rate requirements.

NON-PERFORMING ASSETS

Shown below is a summary of past due and non-accrual loans:

                                                                               (Dollars in thousands)
                                                                             --------------------------
                                                                             June 30,      December 31,
                                                                               2002             2001
                                                                             --------      ------------
Past due and non-accrual:
           Days 30 - 89....................................................   $1,436            $949
           Days 90 plus....................................................      843             969
           Non-accrual.....................................................      555             729
                                                                              ------          ------
  Total....................................................................   $2,834          $2,647
                                                                              ======          ======

Past due and non-accrual loans increased to $2.8 million at June 30, 2002 from $2.6 million at December 31, 2001. The loan delinquency expressed as a ratio to total loans was 1.9% at June 30, 2002 and at December 31, 2001.

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


The following analysis provides a schedule of loan maturities / interest rate sensitivities. This schedule presents a repricing and maturity analysis as required by the FFIEC:

                           MATURITY AND REPRICING DATA FOR LOANS AND LEASES                                June 30,
                                                                                                             2002
                                                                                                         -----------
                                                                                                         (Dollars in
                                                                                                          Thousands)
Closed-end loans secured by first liens and 1-4 family residential properties with a remaining maturity or repricing frequency of:
           (1) Three months or less.....................................................................  $    4,907
           (2) Over three months through 12 months......................................................      15,920
           (3) Over one year through three years........................................................      28,815
           (4) Over three years through five years......................................................       2,465
           (5) Over five years through 15 years.........................................................      18,363
           (6) Over 15 years............................................................................         248
All loans and leases other than closed-end loans secured by first liens on 1-4 family residential properties with a remaining maturity or repricing frequency of:
           (1) Three months or less.....................................................................      27,061
           (2) Over three months through 12 months......................................................      10,130
           (3) Over one year through three years........................................................      20,004
           (4) Over three years through five years .....................................................       7,093
           (5) Over five years through 15 years.........................................................      12,861
           (6) Over 15 years............................................................................         222
                                                                                                          ----------
                     Sub-total..........................................................................  $  148,089
                                                                                                          ----------
Add:       non-accrual loans not included above.........................................................         555
Less:      unearned income..............................................................................        (127)
                                                                                                          ----------
                     Total Loans and Leases.............................................................  $  148,517
                                                                                                          ==========


ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses reflected a balance of $1 million or .72 percent of total loans at June 30, 2002 and December 31, 2001. The allowance is believed adequate for possible loan losses in the future.

The provision for loan losses was $59 thousand for the first six months of 2002 compared to $23 thousand for the first six months of 2001. We increased the loan loss provision due to charge-offs and possible charge offs during 2002.

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


                                                                               For the Three Months
                                                                                  Ending June 30,
                                                                               --------------------
Amounts in thousands                                                            2002        2001
                                                                               --------    --------
Average loans outstanding: ..............................................      $145,268    $137,423
Total loans at end of period ............................................       148,517     137,452

           Balance at beginning of period  ..............................         1,028       1,008
            Total charge-offs ...........................................            55          65
            Total recoveries ............................................            42          15
            Net charge-offs .............................................            13          50
            Provision for loan losses ...................................            59          23
 Balance at end of period ...............................................      $  1,074    $    981
                                                                               --------    --------
Net charge-offs as a percent of average loans outstanding during period ..          .01%        .04%
Allowance for loan losses as a percent of total loans ....................          .72%        .71%

The allowance for loan losses is based on our evaluation of the allowance for loan losses in relation to the credit risk inherent in the loan portfolio. In establishing the amount of the provision required, management considers a variety of factors, including but not limited to, general economic conditions, volumes of various types of loans, collateral adequacy and potential losses from significant borrowers. On a monthly basis, the Board of Directors and the bank's Credit Administration Committee review information regarding specific loans and the total loan portfolio in general in order to determine the amount to be charged to the provision for loan losses.

For the six month periods ending June 30, 2002 and 2001, the allowance for loan losses was $1,074,000 and $981,000 respectively.

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

We exceed all minimum capital requirements as reflected in the following table:


                                                                             June 30, 2002                   December 31, 2001
                                                                      -------------------------         ---------------------------
                                                                                        Minimum                            Minimum
                                                                      Calculated       Standard         Calculated         Standard
                                                                        Ratios          Ratios            Ratios            Ratios
                                                                      -----------      --------         ----------         --------
Risk Based Ratios:
Tier I Capital to risk-weighted assets............................      18.82%           4.00%             19.06%             4.00%
Total Qualifying Capital to risk-weighted assets..................      19.59%           8.00%             19.82%             8.00%

Additionally, certain other ratios also provide capital analysis as follows:

                                                                       June 30,      December 31,
                                                                         2002            2001
                                                                       --------      ------------
Tier I Capital to average assets..................................      12.14%          12.44%

We believe that the bank's current capital position and liquidity positions are strong and that its capital position is adequate to support its operations.

Book value per share amounted to $20.37 at June 30, 2002, compared with $19.64 per share at December 31, 2001.

Cash dividends declared amounted to $0.31 per share, for the six months ended June 30, 2002, equivalent to a dividend payout ratio of 38.58 percent, compared with 40.25 percent for the same period in 2001. Our Board of Directors continues to believe that cash dividends are an important component of shareholder value and that, at the bank's current level of performance and capital, we expect to continue our current dividend policy of a quarterly cash distribution of earnings to our shareholders.

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


Item 6. Exhibits and Reports on Form 8-K - Exhibits 99.1 and 99.2.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   CCFNB BANCORP, INC.
                                      (Registrant)




                                   By /s/ Paul E. Reichart
                                      ----------------------------------------
                                      Paul E. Reichart
                                      President & CEO

                                   Date: August 9, 2002




                                   By /s/ Virginia D. Kocher
                                      ----------------------------------------
                                      Virginia D. Kocher
                                      Treasurer

                                   Date: August 9, 2002