Form 10-Q
period 2002-09-30
CCFNB BANCORP INC
filed 2002-11-14
CIK 731122

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002


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

Yes X No ___


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 1,299,989 shares of $1.25 (par) common stock were outstanding as of October 30, 2002.

                       CCFNB BANCORP, INC. AND SUBSIDIARY

                               SEPTEMBER 30, 2002

                                   INDEX 10-Q

EXHIBIT 27 - FINANCIAL DATA SCHEDULE                                     NO PAGE
                                                                            #

PART I  - FINANCIAL INFORMATION:


        - Consolidated Balance Sheets                                       1


        - Consolidated Statements of Income                                 2


        - Consolidated Statements of Cash Flows                             3


        - Notes to Consolidated Financial Statements                      4 - 11


        - Report of Independent Certified Public Accountants               12


        - Management's Discussion and Analysis of Consolidated
          Financial Condition and Results of Operations                  13 - 20


PART II - OTHER INFORMATION                                              21 - 25


SIGNATURES                                                                 26

CCFNB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

                                                                           SEPTEMBER     DECEMBER
                                                                           30, 2002      31, 2001
                                                                           UNAUDITED
                                                                           ---------     --------
ASSETS
Cash and due from banks .............................................      $  5,987      $  6,205
Interest-bearing deposits with other banks ..........................         2,195         2,313
Federal funds sold ..................................................         4,540             0
Investment securities:
  Securities Available-for-Sale .....................................        58,015        57,121
Loans, net of unearned income .......................................       150,624       142,990
Allowance for loan losses ...........................................         1,279         1,028
                                                                           --------      --------
  Net loans .........................................................      $149,345      $141,962
Premises and equipment ..............................................         4,524         4,635
Other real estate owned .............................................            89             0
Accrued interest receivable .........................................           898           977
Other assets ........................................................         1,017         1,025
                                                                           --------      --------
     TOTAL ASSETS ...................................................      $226,610      $214,238
                                                                           ========      ========


LIABILITIES AND STOCKHOLDERS' EQUITY


LIABILITIES
Deposits:
  Non-interest bearing ..............................................      $ 16,079      $ 14,712
  Interest bearing ..................................................       152,457       140,954
                                                                           --------      --------
     Total Deposits .................................................      $168,536      $155,666
Short-term borrowings ...............................................        18,301        19,781
Long-term borrowings ................................................        11,350        11,357
Accrued interest and other expenses .................................         1,334         1,382
Other liabilities ...................................................           167            10
                                                                           --------      --------
     TOTAL LIABILITIES ..............................................      $199,688      $188,196
                                                                           ========      ========


STOCKHOLDERS' EQUITY
Common stock, par value $1.25 per share; authorized 5,000,000 shares;
  issued and outstanding 1,301,989 shares
  in 2002 and 1,326,172 shares in 2001 ..............................      $  1,627      $  1,658
Surplus .............................................................         4,221         4,730
Retained earnings ...................................................        20,453        19,579
Accumulated other comprehensive income (loss) .......................           621            75
                                                                           --------      --------
     TOTAL STOCKHOLDERS' EQUITY .....................................      $ 26,922      $ 26,042
                                                                           --------      --------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .....................      $226,610      $214,238
                                                                           ========      ========


See accompanying notes to Consolidated Financial Statements.

CCFNB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS EXCEPT PER SHARE DATA)
UNAUDITED

                                                             FOR THE NINE                    FOR THE THREE
                                                             MONTHS ENDING                   MONTHS ENDING
                                                             SEPTEMBER 30,                   SEPTEMBER 30,
                                                             -------------                   -------------
                                                         2002            2001            2002            2001
                                                      ----------      ----------      ----------      ----------
INTEREST INCOME
Interest and fees on loans:
  Taxable ......................................      $    7,514      $    7,899      $    2,507      $    2,640
  Tax-exempt ...................................             108             123              43              43
Interest and dividends on investment securities:
  Taxable interest .............................           1,314           1,350             413             460
  Tax-exempt interest ..........................             611             603             202             207
  Dividends ....................................              44              62              14              21
Interest on federal funds sold .................              41              58              22              18
Interest on deposits in other banks ............              52             247              19              49
                                                      ----------      ----------      ----------      ----------
     TOTAL INTEREST INCOME .....................      $    9,684      $   10,342      $    3,220      $    3,438
                                                      ----------      ----------      ----------      ----------

INTEREST EXPENSE
Interest on deposits ...........................      $    3,557      $    4,202      $    1,205      $    1,385
Interest on short-term borrowings ..............             258             607              88             167
Interest on long-term borrowings ...............             509             560             172             172
                                                      ----------      ----------      ----------      ----------
     TOTAL INTEREST EXPENSE ....................      $    4,324      $    5,369      $    1,465      $    1,724
                                                      ----------      ----------      ----------      ----------

Net interest income ............................      $    5,360      $    4,973      $    1,755      $    1,714
Provision for loan losses ......................             264             148             205             125
                                                      ----------      ----------      ----------      ----------
     NET INTEREST INCOME AFTER PROVISION FOR
     LOAN LOSSES ...............................      $    5,096      $    4,825      $    1,550      $    1,589
                                                      ----------      ----------      ----------      ----------

NON-INTEREST INCOME
Service charges and fees .......................      $      487      $      453      $      161      $      151
Trust department income ........................             151             165              48              53
Securities gains - net .........................             107              71             107              34
Other income ...................................             143             132              58              36
                                                      ----------      ----------      ----------      ----------
     TOTAL NON-INTEREST INCOME .................      $      888      $      821      $      374      $      274
                                                      ----------      ----------      ----------      ----------

NON-INTEREST EXPENSES
Salaries and wages .............................      $    1,638      $    1,524      $      563      $      517
Pensions and other employee benefits ...........             566             518             193             178
Occupancy expense, net .........................             268             281              88              87
Furniture and equipment expense ................             442             406             141             139
Other operating expenses .......................           1,162           1,103             404             375
                                                      ----------      ----------      ----------      ----------
     TOTAL NON-INTEREST EXPENSES ...............      $    4,076      $    3,832      $    1,389      $    1,296
                                                      ----------      ----------      ----------      ----------

Income before income taxes .....................      $    1,908      $    1,814      $      535      $      567
Income tax expense .............................             419             401             101             118
                                                      ----------      ----------      ----------      ----------
     NET INCOME ................................      $    1,489      $    1,413      $      434      $      449
                                                      ==========      ==========      ==========      ==========
PER SHARE DATA
Net income .....................................      $     1.13      $     1.05      $      .33      $      .33
Cash dividends .................................      $      .47      $      .44      $      .16      $      .15
Weighted average shares outstanding ............       1,312,811       1,340,749       1,312,811       1,340,749



See accompanying notes to Consolidated Financial Statements.

CCFNB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
UNAUDITED

                                                                         FOR THE NINE
                                                                         MONTHS ENDING
                                                                         SEPTEMBER 30,
                                                                         -------------
                                                                     2002           2001
                                                                   --------       --------
OPERATING ACTIVITIES
Net income ..................................................      $  1,489       $  1,413
Adjustments to reconcile net income to net cash provided by
 operating activities:
   Provision for loan losses ................................           264            148
   Provision for depreciation and amortization ..............           361            331
   Premium amortization on investment securities ............           149             58
   Discount accretion on investment securities ..............           (17)           (13)
   Securities gains - net ...................................          (107)           (71)
   Deferred income taxes (benefit) ..........................          (114)           (47)
   (Increase) decrease in accrued interest receivable and
     other assets ...........................................            34           (348)
   (Decrease) in accrued interest, other expenses and other
     liabilities ............................................           (15)            (6)
   Loss from investment in insurance agency .................             6              0
                                                                   --------       --------
     NET CASH PROVIDED BY OPERATING ACTIVITIES ..............      $  2,050       $  1,465
                                                                   --------       --------

INVESTING ACTIVITIES
Proceeds from sales, maturities and redemptions of investment
  securities Available-for-Sale .............................      $ 26,042       $ 25,408
Purchase of investment securities Available-for-Sale ........       (26,130)       (29,762)
Net (increase) decrease in loans ............................        (7,736)        (4,231)
Purchases of premises and equipment .........................          (250)           (72)
                                                                   --------       --------
     NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES ....      $ (8,074)      $ (8,657)
                                                                   --------       --------

FINANCING ACTIVITIES
Net increase (decrease) in deposits .........................      $ 12,870       $  8,765
Net increase (decrease) in short-term borrowings ............        (1,480)         1,132
Net increase (decrease) in long-term borrowings .............            (7)        (2,007)
Proceeds from issuance of common stock ......................           135            113
Acquisition of treasury stock ...............................          (675)          (328)
Cash dividends paid .........................................          (615)          (589)
                                                                   --------       --------
     NET CASH PROVIDED BY FINANCING ACTIVITIES ..............      $ 10,228       $  7,086
                                                                   --------       --------
     INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .......      $  4,204       $   (106)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ............         8,518         12,663
                                                                   --------       --------
      CASH AND CASH EQUIVALENTS AT END OF PERIOD ............      $ 12,722       $ 12,557
                                                                   ========       ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
  Interest ..................................................      $  4,353       $  5,369
  Income taxes ..............................................      $    532       $    468


See accompanying notes to Consolidated Financial Statements.

CCFNB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002



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

         INVESTMENT IN INSURANCE AGENCY

         On January 2, 2001, the Corporation acquired a 50% interest in a local insurance agency, a corporation organized under the laws of the Commonwealth of Pennsylvania. The income or loss from this investment is accounted for under the equity method of accounting. The carrying value of this investment was $159,289 and $165,352 at September 30, 2002 and December 31, 2001, respectively.

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

NOTE 2 - ALLOWANCE FOR LOAN LOSSES

         Changes in the allowance for loan losses for the periods ended September 30, 2002 and September 30, 2001 were as follows:

                                                         (AMOUNTS IN THOUSANDS)
                                                         ----------------------
                                                          2002            2001
                                                        -------         -------
         Balance, beginning of year ............        $ 1,028         $ 1,008
         Provision charged to operations .......            264             148
         Loans charged-off .....................            (65)           (145)
         Recoveries ............................             52              37
                                                        -------         -------
         Balance, September 30 .................        $ 1,279         $ 1,048
                                                        =======         =======

         At September 30, 2002 the recorded investment in loans that are considered to be impaired as defined by SFAS No. 114 was $38,602. No additional charge to operations was required to provide for the impaired loans since the total allowance for loan losses is estimated by management to be adequate to provide for the loan loss allowance required by SFAS No. 114 along with any other potential losses.

         At September 30, 2002, there were no significant commitments to lend additional funds with respect to non-accrual and restructured loans.

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

NOTE 5 - STOCKHOLDERS' EQUITY

         Changes in stockholders' equity for the period ended September 30, 2002 were as follows:

                                                                                    (AMOUNTS IN THOUSANDS, EXCEPT COMMON SHARE DATA)
                                                                                    ------------------------------------------------
                                                                                                 ACCUMULATED
                                                                                                    OTHER
                                                                       COMPREHENSIVE            COMPREHENSIVE
                                           COMMON    COMMON               INCOME      RETAINED      INCOME     TREASURY
                                           SHARES    STOCK    SURPLUS     (LOSS)      EARNINGS      (LOSS)       STOCK      TOTAL
                                           ------    -----    -------     ------      --------      ------       -----      -----
    Balance at January 1, 2002 ........  1,326,172   $1,658   $4,730      $     0     $19,579     $       75   $      0   $26,042
    Comprehensive Income:
     Net income .......................          0        0        0        1,489       1,489              0          0     1,489
     Change in unrealized gain (loss)
      on investment securities
      available-for-sale net of
      reclassification adjustment
      and tax effects .................          0        0        0          546           0            546          0       546
                                                                          -------
      TOTAL COMPREHENSIVE INCOME (LOSS)                                   $ 2,035
                                                                          =======

    Issuance of 6,317 shares of common
      stock under dividend reinvestment
      and stock purchase plans ........      6,317        8      127                        0              0          0       135
    Purchase of 30,500 shares of
      treasury stock ..................          0        0        0                        0              0       (675)     (675)
    Retirement of 30,500 shares of
      treasury stock ..................    (30,500)     (39)    (636)                       0              0        675         0
    Cash dividends $.31 per share .....          0        0        0                     (615)             0          0      (615)
                                         ---------   ------   ------                  --------    ----------   --------   -------
    Balance at September 30, 2002 .....  1,301,989   $1,627   $4,221                  $20,453     $      621   $      0   $26,922
                                         =========   ======   ======                  ========    ==========   ========   =======

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

         The Corporation may require collateral or other security to support financial instruments with off-balance sheet credit risk. The contract or notional amounts at September 30, 2002 and December 31, 2001 were as follows:

                                                                                 (Amounts in Thousands)
                                                                                 ----------------------
                                                                                 SEPTEMBER     DECEMBER
                                                                                  30, 2002     31, 2001
                                                                                 ---------     --------
         Financial instruments whose contract amounts represent credit risk:
           Commitments to extend credit ....................................      $12,607      $11,842
           Financial standby letters of credit .............................        1,887        2,348
           Performance standby letters of credit ...........................           48           15
           Dealer floor plans ..............................................        1,911        1,884


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

         The Corporation granted commercial, consumer and residential loans to customers within Pennsylvania. Of the total loan portfolio at September 30, 2002, 82.6% was for real estate loans, principally residential. It was the opinion of management that the high concentration did not pose an adverse credit risk. Further, it was management's opinion that the remainder of the loan portfolio was balanced and diversified to the extent necessary to avoid any significant concentration of credit.

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

         The results of operations for the nine-month period ended September 30, 2002, are not necessarily indicative of the results to be expected for the full year.

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

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors and Stockholders of CCFNB Bancorp, Inc.:


We have reviewed the accompanying consolidated balance sheet of CCFNB Bancorp, Inc. and Subsidiary as of September 30, 2002, and the related consolidated statements of income and cash flows for the three and nine month periods ended September 30, 2002 and 2001. These consolidated financial statements are the responsibility of the management of CCFNB Bancorp, Inc. and Subsidiary.

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

                                                    /s/ J.H. Williams & Co., LLP


J.H. Williams & Co., LLP
Kingston, Pennsylvania
October 23, 2002

                               CCFNB BANCORP, INC.
                                    FORM 10-Q
                      FOR THE QUARTER ENDED SEPTEMBER 2002

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Consolidated Summary of Operations
(Dollars in Thousands, except for per share data)

                                              At and For the Nine
                                                    Months
                                              Ended September 30,
                                              -------------------
                                               2002            2001
                                               ----            ----
Income and Expense:
    Interest income                       $     9,684     $    10,342
    Interest expense                            4,324           5,369
                                                -----           -----
    Net interest income                         5,360           4,973
    Loan loss provision                           264             148
                                                -----           -----
    Net interest income after loan loss
      Provision                                 5,096           4,825
    Non-interest income                           888             821
    Non-interest expense                        4,076           3,832
                                                -----           -----
    Income before income taxes                  1,908           1,814
    Income taxes                                  419             401
                                                -----           -----
    Net income                            $     1,489     $     1,413
                                          ===========     ===========
Per Share (1):
    Net income                            $      1.13     $      1.05
    Cash dividends paid                           .47             .44
    Average shares outstanding              1,312,811       1,340,749
Average Balance Sheet:
    Loans                                 $   146,565     $   139,468
    Investments                                54,381          51,680
    Other earning assets                        7,590           8,213
    Total assets                              219,015         210,011
    Deposits                                  162,157         150,820
    Other interest-bearing liabilities         29,417          31,781
    Stockholders' equity                       26,036          26,008
Balance Sheet Data:
    Loans                                 $   150,624     $   142,990
    Investments                                58,015          57,121
    Other earning assets                        6,735           2,313
    Total assets                              226,610         214,238
    Deposits                                  168,536         155,666
    Other interest-bearing liabilities         29,651          31,138
    Stockholders' equity                       26,922          26,042
Ratios: (2)
    Return on average assets                      .91%            .90%
    Return on average equity                     7.63            7.23%
    Dividend payout ratio                       41.30%          41.68%
    Average equity to average assets ratio      11.89%          12.38%


                                                             At and For the Years Ended December 31,
                                                             ---------------------------------------
                                                     2001          2000       1999           1998          1997
                                                     ----          ----       ----           ----          ----
Income and Expense:
    Interest income                             $    13,720    $    13,552 $   12,669    $   12,444    $   12,498
    Interest expense                                  6,924          6,859      6,099         6,072         5,976
                                                      -----          -----      -----         -----         -----
    Net interest income                               6,796          6,693      6,570         6,372         6,522
    Loan loss provision                                 163             54         78            78            60
                                                      -----          -----      -----         -----         -----
    Net interest income after loan loss
      Provision                                       6,633          6,639      6,492         6,294         6,462
    Non-interest income                               1,149          1,053      1,050           981           804
    Non-interest expense                              5,104          4,967      4,818         4,739         4,492
                                                      -----          -----      -----         -----         -----
    Income before income taxes                        2,678          2,725      2,724         2,536         2,774
    Income taxes                                        621            671        685           634           749
                                                      -----          -----      -----         -----         -----
    Net income                                  $     2,057    $     2,054 $    2,039    $    1,902    $    2,025
                                                ===========    =========== ==========    ==========    ==========
Per Share (1):
    Net income                                  $      1.54    $      1.51 $     1.48    $     1.38    $     1.47
    Cash dividends paid                                 .59            .56        .51           .46           .46
    Average shares outstanding                    1,338,007      1,355,624  1,375,572     1,378,339     1,381,800
Average Balance Sheet:
    Loans                                       $   139,219    $   134,325 $  123,185    $  116,490    $  116,771
    Investments                                      50,593         47,003     49,827        45,878        41,671
    Other earning assets                              6,569            219      1,638         3,890         2,736
    Total assets                                    208,630        196,727    186,597       177,643       171,159
    Deposits                                        149,601        139,774    138,963       131,366       129,054
    Other interest-bearing liabilities               31,629         31,203     23,458        22,660        20,198
    Stockholders' equity                             25,890         23,910     22,874        22,264        20,690
Balance Sheet Data:
    Loans                                       $   142,990    $   137,360 $  134,423    $  118,558    $  119,045
    Investments                                      57,121         47,311     49,104        48,151        43,862
    Other earning assets                             63,312          4,814      1,343         5,133         1,708
    Total assets                                    214,238        203,054    196,122       185,258       173,866
    Deposits                                        142,990        143,169    138,606       137,679       127,719
    Other interest-bearing liabilities               31,384         33,477     33,224        22,709        22,802
    Stockholders' equity                             26,042         25,050     23,047        23,480        22,105
Ratios: (2)
    Return on average assets                            .99%          1.04%      1.09%         1.07%         1.18%
    Return on average equity                           7.92%          8.59%      8.91%         8.54%         9.79%
    Dividend payout ratio                             38.31%         36.89%     34.09%        33.59%        31.65%
    Average equity to average assets ratio            12.16%         12.34%     11.75%        12.53%        12.09%

(1) Per share data has been calculated on the weighted average number of shares outstanding.

(2) The ratios for the nine month period ending September 30, 2002 and 2001 are annualized.

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

EARNINGS SUMMARY

Net income for the nine months ended September 30, 2002 was $1,489 thousand or $1.13 per basic and diluted share. These results compare with net income of $1,413 thousand, or $1.050 per basic and diluted share for the same period in 2001. Annualized return on average equity increased to 7.63 percent from 7.23 percent, while the annualized return on average assets increased to .91 percent from .90 percent, for the nine months ended September 30, 2002 and 2001 respectively.

Net interest income continues to be the largest source of our operating income. Net interest income on a tax equivalent basis increased to $5.7 million at September 30, 2002, compared with $5.2 million for the nine months ended September 30, 2001. The increase in net interest income is primarily due to the decreased interest rates on deposits "catching up" with decreased loan rates. The tax equavilized interest margin increased to 3.66 percent for the nine months ended September 30, 2002, compared to 3.49 percent for the nine months ended September 30, 2001.

Average interest earning assets increased $9.2 million or 4.6 percent for the nine months ended September 30, 2002 over the same period in 2001. Average loans increased $7.1 million or 5.1 percent, average investments increased $2.7 million or 5.2 percent and average federal funds sold and interest-bearing deposits with other financial institutions decreased .6 million or 7.6 percent for this nine month period.

Average interest bearing liabilities for the nine months ended September 30, 2002 increased $8.8 million or 5.2 percent from the same period in 2001. Average short-term borrowings were $18.1 million at September 30, 2002 and $20.4 million at September 30, 2001. Long-term debt, which includes primarily FHLB advances, remained at 13.4 million at September 30, 2002 and September 30, 2001 Average demand deposits increased $200 thousand from 2001 balances.

The average interest rate on total interest earning assets was 6.19 percent for the nine months ended September 30, 2002, compared with 6.92 percent for the nine months ended September 30, 2001. The average interest rate for loans decreased 74 basis points to 6.93 percent at September 30, 2002 compared to 7.67 percent September 30, 2001. Interest-bearing deposits with other Financial Institutions interest rates decreased drastically 373 basis points to 1.57 percent from 5.30 percent at September 30, 2002 and September 30, 2002 respectively. Average rates on interest bearing deposits decreased by 89 basis points to 3.21 percent from 4.10 percent one year ago. Average interest rates also decreased on total interest bearing liabilities by 100 basis points to 3.25 percent from 4.25 percent. The reason for these decreases on interest bearing liabilities was primarily attributed to the decreasing rates on all deposit liabilities and the tied-to-prime interest rates paid on repurchase agreements with large customers. The net interest margin increased to 3.66 percent for the nine months ended September 30, 2002 from 3.49 percent for the nine months ended September 30, 2001.

NET INTEREST INCOME

Net interest income increased to $5.4 million for the nine months ended September 30, 2002 compared to $5.0 million for the same period in 2001.

The following table reflects the components of net interest income for each of the nine months ended September 30, 2002 and 2001.

           ANALYSIS OF AVERAGE ASSETS, LIABILITIES AND CAPITAL EQUITY
                                       AND
                  NET INTEREST INCOME ON A TAX EQUIVALENT BASIS

AVERAGE BALANCE SHEET AND RATE ANALYSIS
(Dollars in Thousands)

                                                                          Nine Months Ended September 30, 2002 and 2001
                                                                           Interest   Average                Interest    Average
                                                                 Average   Income /    Yield /    Average     Income /    Yield /
                                                                 Balance   Expense      Rate      Balance     Expense      Rate
                                                                 -------   -------      ----      -------     -------      ----
                                                                   (1)       (2)                    (1)         (2)
ASSETS:
Interest-bearing deposits with other financial institutions.....   $4,413      $52      1.57%       $6,213       $247       5.30%
Investment securities (3).......................................   54,381    1,969      5.73%       51,680      2,015       6.16%
Federal funds sold..............................................    3,177       41      1.72%        2,000         58       3.87%
Loans   ........................................................  146,565    7,622      6.93%      139,468      8,022       7.67%
                                                                  -------    -----                 -------      -----

Total interest earning assets...................................  $208,536  $9,684      6.19%     $199,361    $10,342       6.92%
                                                                  --------  ------                --------    -------

Reserve for loan losses.........................................   (1,053)                         (1,015)
Cash and due from banks.........................................    2,266                           4,902
Other assets....................................................    9,266                           6,763
                                                                    -----                           -----
Total assets.................................................... $219,015                        $210,011
                                                                 ========                        ========

LIABILITIES AND CAPITAL:
Interest bearing deposits                                        $147,789  $ 3,557    3.21%       $136,634    $ 4,202       4.10%
Short-term borrowings                                              18,064      258    2.91%         20,419        607       3.96%
Long-term borrowings                                               11,353      509    5.98%         11,362        560       6.57%
                                                                 --------  -------                --------    -------
Total interest-bearing liabilities                               $177,206  $ 4,324    3.25%       $168,415    $ 5,369       4.25%
                                                                 --------  -------                --------    -------

Demand deposits.................................................  $14,368                          $14,186
Other liabilities...............................................    1,405                            1,402
Stockholders' equity............................................   26,036                           26,008
                                                                   ------                           ------

Total liabilities and capital................................... $219,015                         $210,011
                                                                 --------                         --------

NET INTEREST INCOME /                                                      $ 5,360    3.43%                   $ 4,973       3.33%
  NET INTEREST MARGIN (4).......................................

TAX EQUIVALENT NET INTEREST INCOME /                                       $ 5,730    3.66%                   $ 5,219       3.49%
  NET INTEREST MARGIN (5).......................................

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

             CHANGE IN NET INTEREST INCOME ON A TAX EQUIVALENT BASIS

                                                                   Nine Months Ended September 30, 2002
                                                                            Compared with 2001
                                                                           Increase (Decrease) (2)
                                                                    Volume         Rate          Total
                                                                               (In thousands)
Interest income:
         Loans (1)                                                 $   554       ($1,032)      ($  488)
         Investments                                                   166          (222)          (56)
         Federal  funds sold and other short-term investments           46           (43)            3

Interest expense:
         Deposits                                                  $   457       ($1,216)      ($  759)
         Short-term borrowings                                           0           (12)          (12)
         Long term debt                                                 (1)          (67)          (68)

Net:                                                               $   300       $    (2)      $   298

(1) Interest income is adjusted to a tax equivalent basis using a 34 percent tax rate.
(2) Variances resulting from a combination of changes in volume and rates are allocated to the categories in proportion to the absolute dollar amounts of the change in each category.

Average interest earning assets at September 30, 2002 increased by 4.6 percent over September 30, 2001 to $208.5 million from $199.4 million.

Average loans outstanding increased from $139.5 million to $146.6 million or 5.1 percent for the nine months ended September 30, 2002, as compared to the nine months ended September 30, 2001.

The outstanding balance of loans at September 30, 2002 was $150.6 million compared to $143 million at December 31, 2001.

Interest income from investment securities remained constant at $2 million for the nine months ended September 30, 2002 and 2001. The average balance of investment securities for the nine months ended September 30, 2002 increased 5.2 percent to $5.4 million, compared to the $51.7 million for the same period of 2001.

Total interest expense decreased $1.1 million or 20.4 percent for the first nine months of 2002 as compared to the first nine months of 2001. The cost of interest bearing liabilities decreased on an average yield basis from 4.25 percent through September 2001 compared to 3.25 percent through September 2002. The average yield on interest earning assets decreased from 6.92 percent to 6.19 percent through September 2002 and 2001, respectively.

Average short-term borrowings decreased $2.4 million from $20.4 million at September 30, 2001 to $18.1 million at September 30, 2002.

Long-term borrowings from Federal Home Loan Bank remained constant at an average $11.4 million at September 30, 2002 and 2001.

NON-INTEREST INCOME

The following table presents the components of non-interest income for the six months ended June 30, 2002 and 2001.

                                      Nine Months Ended
                                        September 30,
                                       (In thousands)
                                      2002          2001
                                      ----          ----
Service charges and fees              $487          $453
Trust Department income                151           165
Investment securities gain - net       107            71
Third party brokerage income            71            43
Other                                   72            89
                                                    ----
         Total                        $888          $821
                                      ----          ----

Non-interest income continues to represent a considerable source of our income. We are committed to increasing non-interest income. Increases will be from our existing sources of non-interest income and any new opportunities that may develop. For the nine months ended September 30, 2002, total non-interest income increased $67 thousand to $888 thousand or 8.2 percent, compared to $821 thousand for the nine months period ended September 30, 2001. Service charges and fees increased $34 thousand from $453 thousand at September 30, 2002 to $487 thousand or 7.5 percent at September 30, 2002. Trust Department income decreased from $165 thousand at September 30, 2001 to $151 thousand or 8.5 percent at September 30 2002. Third party brokerage income reflected a $28 thousand increase or 65.1 percent comparing September 30 2002 to September 30, 2001. Other non-interest income decreased from $89 thousand at September 30, 2001 to $72 thousand or 1.9 percent at June 30, 2002. This decrease was attributable to a change in accounting for loan and credit report fees.

Investment securities gains were $107 thousand at September 30, 2002 and $71 thousand at September 30, 2002. If the investment security gains are not considered, then the non-interest income increased $31 thousand for the nine month period ending September 30, 2002 and 2001. This consisted mainly of increases in interchange income from debit cards and third party brokerage income increases.

NON-INTEREST EXPENSE

The following table presents the components of non-interest expense for the nine months ended September 30, 2002 and 2001.

                                       Nine Months Ended
                                         September 30,
                                       2002          2001
                                       ----          ----
                                    (Dollars in Thousands)
Salaries and  wages                  $1,638      $1,534
Employee benefits                       566         518
Net occupancy expense                   268         281
Furniture and equipment expense         442         406
State shares tax                        192         181
Other expense                           970         922
                                     ------      ------
         Total                       $4,076      $3,832
                                     ------      ------

Non-interest expense increased from $3.8 million at September 30, 2001 to $4.1 million at September 30, 2002 or 6.4%.

Generally, non-interest expense accounts for the cost of maintaining facilities; providing salaries and benefits to employees; and paying for insurance, supplies, advertising, data processing services, taxes and other related expenses. Some of the costs and expenses are variable while others are fixed. To the extent possible, we utilize budgets and related measures to control variable expenses.

Salaries increased 6.8 percent at September 30, 2002 compared to September 30, 2001. A 9.3 percent increase was reflected in employee benefits from $518 thousand at September 30, 2002, to $566 thousand at September 30, 2002. Increased cost of employee benefits, specifically health coverage, accounted for the increase in employee benefits.

Occupancy expense and furniture and equipment expense reflects a $23 thousand or
3.3 percent increase for the first nine months of 2002 compared to the first nine months of 2001.

Pennsylvania Bank Shares Tax increased 6.1 percent from $181 thousand at September 30, 2002 compared to $192 thousand at September 30, 2001.

Other expenses increased 5.2 percent from $922 thousand at September 30, 2001 to $970 thousand at September 30, 2002.

INCOME TAXES

Income tax expense as a percentage of pre-tax income was 22 percent for the nine months ended September 30, 2002 compared with 22.1 percent for the same period in 2001. The effective tax rate for 2002 is expected to approximate 34 percent.

ASSET/LIABILITY MANAGEMENT

INTEREST RATE SENSITIVITY

Our success is largely dependent upon our ability to manage interest rate risk. Interest rate risk can be defined as the exposure of our net interest income to the movement in interest rates. We do not currently use derivatives to manage market and interest rate risks. Our interest rate risk management is the responsibility of the Asset/Liability Management Committee ("ALCO"), which reports to the Board of Directors. ALCO establishes policies that monitor and coordinate our sources, uses and pricing of funds as well as interest-earning asset pricing and volume.

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

LIQUIDITY

Liquidity measures the ability to satisfy current and future cash flow needs as they become due. Maintaining a level of liquid funds through asset/liability management seeks to ensure that these needs are met at a reasonable cost. On the asset side, liquid funds are maintained in the form of cash and due from banks, federal funds sold, investment securities maturing within one year, and security and loan payments. Liquid assets amounted to $88.2 million and $101.3 million at September 30, 2002 and December 31, 2001, respectively. This represents 42.3 percent and 50.0 percent of earning assets, and xxxxx percent and 47.3 percent of total assets at September 30, 2002 and December 31, 2001, respectively.

On the liability side, the primary source of funds available to meet liquidity needs is our core deposit base, which generally excludes certificates of deposit over $100 thousand . Core deposits averaged approximately $132.4 million for the nine months ended September 30, 2002 and $125.3 million for the year ended December 31, 2001, representing 60.5 percent and 60.1 percent of average earning assets. Short-term and long-term borrowings through federal funds lines, repurchase agreements, Federal Home Loan Bank advances and large dollar certificates of deposit, generally those over $100 thousand, are used as supplemental funding sources. Additional liquidity is derived from scheduled loan and investment payments of principal and interest, as well as prepayments received. For the nine months ended September 30, 2002 there were $26 million of proceeds from the sales, maturities and redemptions of investment securities available for sale. Purchases of investment securities for the nine months ended September 30, 2002 were $26.1 million. Short-term borrowings and certificates of deposit over $100 thousand amounted to $47.1 million and $43.7 million for the nine months ended September 30, 2002 and the year ended December 31, 2001, respectively.

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

As of September 30, 2002, we had $58 million of securities available for sale recorded at their fair value, compared with $57.1 million at December 31, 2001. As of September 30, 2002, the investment securities available for sale had an unrealized gain of $621 thousand, net of deferred taxes, compared with an unrealized gain of $75 thousand, net of deferred taxes, at December 31, 2001. These securities are not considered trading account securities which may be sold on a continuous basis, but rather are securities which may be sold to meet our various liquidity and interest rate requirements.

NON-PERFORMING ASSETS

Shown below is a summary of past due and non-accrual loans:

                                   (Dollars in thousands)
                                September 30,     December 31,
                                    2002              2001
Past due and non-accrual:
         Days 30 - 89               $2,049           $  949
         Days 90 plus                   92              969
         Non-accrual                   501              729
                                    ------           ------
  Total                             $2,642           $2,647
                                    ------           ------

Past due and non-accrual loans remained constant at 2.6 million at September 30, 2002 and December 31, 2001. The loan delinquency expressed as a ratio to total loans was 1.8% at September 30, 2002 and 1.9% at December 31, 2001.

Subsequently, during the month of October we reclassified 1.3 million from past due to non-accrual loans.

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

The following analysis provides a schedule of loan maturities/interest rate sensitivities. This schedule presents a repricing and maturity analysis as required by the FFIEC:

                                                                                         (Dollars in
                                                                                          Thousands)
                 MATURITY AND REPRICING DATA FOR LOANS AND LEASES                        September 30,
                                                                                             2002
Closed-end loans secured by first liens and 1-4 family residential properties with a remaining maturity or repricing frequency of:
         (1) Three months or less......................................................      $3,894
         (2) Over three months through 12 months.......................................      14,858
         (3) Over one year through three years.........................................      28,680
         (4) Over three years through five years.......................................       2,758
         (5) Over five years through 15 years..........................................      21,896
         (6) Over 15 years.............................................................         318
All loans and leases other than closed-end loans secured by first liens on 1-4 family residential properties with a remaining maturity or repricing frequency of:
         (1) Three months or less......................................................      24,438
         (2) Over three months through 12 months.......................................      12,564
         (3) Over one year through three years.........................................      19,971
         (4) Over three years through five years ......................................       6,891
         (5) Over five years through 15 years..........................................      13,511
         (6) Over 15 years.............................................................         436
                                                                                           --------
         Sub-total.....................................................................    $150,215
Add:     non-accrual loans not included above..........................................         501
Less:    unearned income...............................................................         (92)
                                                                                           --------

                  Total Loans and Leases                                                   $150,624

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses reflected a balance of $1.3 million or .86 percent of total loans at September 30, 2002 and a balance of $1 million or .70 percent of total loans at December 31, 2001. The allowance is believed adequate for possible loan losses in the future.

The provision for loan losses was $264 thousand for the first nine months of 2002 compared to $148 thousand for the first nine months of 2001. After carefully examining our loan loss reserve analysis, the decision was made to increase the loan loss provision $160 thousand in September 2002

Because our loan portfolio contains a significant number of commercial loans with relatively large balances the deterioration of one or several of these loans may result in a possible significant increase in non-performing loans. An increase in non-performing loans could result in a loss of interest income, higher carrying costs, and an increase in the provision for loan losses and loan charge-offs.

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

Management and the Board of Directors review the adequacy of the reserve on a quarterly basis and adjustments, if needed, are made accordingly.

                                                                           For the Three Months
                                                                           Ending September 30,
Amounts in thousands                                                         2002         2001
--------------------                                                      ---------    ---------
Average loans outstanding:                                                $ 146,565    $ 139,468
Total loans at end of period                                                150,624      142,990

         Balance at beginning of period                                       1,028        1,008
          Total charge-offs                                                     (52)        (145)
          Total recoveries                                                       65           37
          Net charge-offs                                                        13         (108)
          Provision for loan losses                                             264          148
 Balance at end of period                                                 $   1,279    $   1,048
                                                                          ---------    ---------
Net charge-offs as a percent of average loans outstanding during period         .01%         .08%
Allowance for loan losses as a percent of total loans                           .85%         .74%

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

For the nine month periods ending September 30, 2002 and 2001, the allowance for loan losses was $1,279,000 and $1,048,000 respectively.

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

We exceed all minimum capital requirements as reflected in the following table:

                                                     September 30, 2002      December 31, 2001
                                                     ------------------      -----------------
                                                                 Minimum                 Minimum
                                                   Calculated   Standard   Calculated   Standard
                                                     Ratios      Ratios      Ratios      Ratios
                                                   ----------   --------   ----------   --------
Risk Based Ratios:
Tier I Capital to risk-weighted assets                18.70%      4.00%      19.06%      4.00%
Total Qualifying Capital to risk-weighted assets      19.61%      8.00%      19.82%      8.00%

Additionally, certain other ratios also provide capital analysis as follows:

                                    September 30,    December 31,
                                        2002             2001
Tier I Capital to average assets       12.01%           12.44%

We believe that the bank's current capital position and liquidity positions are strong and that its capital position is adequate to support its operations.

Book value per share amounted to $20.68 at September 30, 2002, compared with $19.64 per share at December 31, 2001.

Cash dividends declared amounted to $0.47 per share, for the nine months ended September 30, 2002, equivalent to a dividend payout ratio of 41.30 percent, compared with 41.68 percent for the same period in 2001. Our Board of Directors continues to believe that cash dividends are an important component of shareholder value and that, at the bank's current level of performance and capital, we expect to continue our current dividend policy of a quarterly cash distribution of earnings to our shareholders.

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



Item 6. Exhibits and Reports on Form 8-K - Exhibits 99.1, 99.2, 99.3 and 99.4.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           CCFNB BANCORP, INC.
                                              (Registrant)



                                           By /s/ Paul E. Reichart
                                              ____________________________
                                              Paul E. Reichart
                                              President & CEO

                                           Date: November 8, 2002




                                           By /s/ Virginia D. Kocher
                                              _____________________________
                                              Virginia D. Kocher
                                              Treasurer

                                           Date: November 8, 2002