Form 10-K
period 2002-12-31
CCFNB BANCORP INC
filed 2003-03-31
CIK 731122

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year-ended December 31, 2002

[] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

            Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No______

            Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

            Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ______ No X

            The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant based on the average of the bid and asked prices of $23.63 at February 28, 2003, was $30,420,435.

            As of February 28, 2003, the Registrant had outstanding 1,287,365 shares of its common stock, par value $1.25 per share.

                       DOCUMENTS INCORPORATED BY REFERENCE

            In addition, portions of the Annual Report to stockholders of the Registrant for the year-ended December 31, 2002, are incorporated by reference in Part II of this Annual Report.

                                  Page 1 of 76
                            Exhibit Index on Page 43

                               CCFNB BANCORP, INC.
                                    FORM 10-K

                                      INDEX

Part I                                                                                                    Page
------                                                                                                    ----
SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS...........................................................3
ITEM 1.      BUSINESS.......................................................................................3
ITEM 2.      PROPERTIES....................................................................................19
ITEM 3.      LEGAL PROCEEDINGS.............................................................................19
ITEM 5.      MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.....................19
ITEM 6.      SELECTED FINANCIAL DATA.......................................................................20
ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS.........................................................................21
ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK....................................33
ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................................................33
ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............................................33
ITEM 11.     EXECUTIVE COMPENSATION........................................................................34
ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
             AND RELATED STOCKHOLDER MATTERS...............................................................37
ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................................................38
ITEM 14.     CONTROLS AND PROCEDURES.......................................................................38
ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K...............................40

SIGNATURES.................................................................................................40
INDEX TO EXHIBITS..........................................................................................43

                               CCFNB BANCORP, INC.
                                    FORM 10-K

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This annual report on Form 10-K, other periodic reports filed by us under the Securities Exchange Act of 1934, as amended, and any other written or oral statements made by or on behalf of us may include "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 which reflect our current views with respect to future events and financial performance. Such forward looking statements are based on general assumptions and are subject to various risks, uncertainties, and other factors that may cause actual results to differ materially from the views, beliefs and projections expressed in such statements. These risks, uncertainties and other factors include, but are not limited to:

      - possible changes in economic and business conditions that may affect the prevailing interest rates, the prevailing rates of inflation, or the amount of growth, stagnation, or recession in the global, U.S., and Northcentral Pennsylvania economies, the value of investments, collectibility of loans and the profitability of business entities;

      - possible changes in monetary and fiscal policies, laws and regulations, and other activities of governments, agencies and similar organizations;

      - the effects of easing of restrictions on participants in the financial services industry, such as banks, securities brokers and dealers, investment companies and finance companies, and changes evolving from the enactment of the Gramm-Leach-Bliley Act which became effective in 2000, and attendant changes in matters and effects of competition in the financial services industry;

      - the cost and other effects of legal proceedings, claims, settlements and judgments; and

      - our ability to achieve the expected operating results related to our operations which depends on a variety of factors, including the continued growth of the markets in which we operate consistent with recent historical experience, and our ability to expand into new markets and to maintain profit margins in the face of pricing pressures.

The words "believe," "expect," "anticipate," "project" and similar expressions signify forward looking statements. Readers are cautioned not to place undue reliance on any forward looking statements made by or on behalf of us. Any such statement speaks only as of the date the statement was made. We undertake no obligation to update or revise any forward looking statements.

PART I

ITEM 1. BUSINESS

GENERAL

We are a registered financial holding company, bank holding company, and Pennsylvania business corporation, and are headquartered in Bloomsburg, Pennsylvania. We have one wholly-owned subsidiary which is Columbia County Farmers National Bank or referred to as the Bank. A substantial part of our business consists of the management and supervision of the Bank. Our principal source of income is dividends paid by the Bank. At December 31, 2002, we had approximately:

      -     $229 million in total assets;

      -     $151 million in loans;

      -     $172 million in deposits; and

      -     $ 27 million in stockholders' equity.

The Bank is a national banking association and member of the Federal Reserve System whose deposits are insured by the Bank Insurance Fund of the FDIC. The Bank is a full-service commercial bank providing a range of services and products, including time and demand deposit accounts, consumer, commercial and mortgage loans to individuals and small to medium-sized business in its Northcentral Pennsylvania market area. The Bank also operates a full-service trust department. A third-party brokerage is also resident in the Bank's main office in Bloomsburg, Pennsylvania. At December 31, 2002, the Bank had six branch banking offices which are located in the Pennsylvania county of Columbia.

We consider our branch banking offices to be a single operating segment, because these branches have similar:

      -     economic characteristics,

      -     products and services,

      -     operating processes,

      -     delivery system,

      -     customer bases, and

      -     regulatory oversight.

We have not operated any other reportable operating segments in the 3-year period ended December 31, 2002.

We hold a 50% interest in a local insurance agency. The name of this agency is Neighborhood Group, Inc. and trades under two fictitious names: Neighborhood Advisors (insurance agency) and Neighborhood Group Financial Services (insurance and investment). Through this joint venture, we sell insurance products and services, annuities and other investment products.

As of December 31, 2002, we had 81 employees on a full-time equivalent basis. The Company and the Bank are not parties to any collective bargaining agreement and employee relations are considered to be good.

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

INTERCOMPANY TRANSACTIONS

Various governmental requirements, including Sections 23A and 23B of the Federal Reserve Act and Regulation W of the Federal Reserve Board, limit borrowings by us from the Bank and also limit various other transactions between us and the Bank. For example, Section 23A of the Federal Reserve Act limits to no more than ten percent of its total capital the aggregate outstanding amount of the Bank's loans and other "covered transactions" with any particular non-bank affiliate (including a financial subsidiary) and limits to no more than 20 percent of its total capital the aggregate outstanding amount of the Bank's covered transactions with all of its affiliates (including financial subsidiaries). At December 31, 2002, approximately $5 million was available for loans to us from the Bank. Section 23A of the Federal Reserve Act also generally requires that the Bank's loans to its non-bank affiliates (including financial subsidiaries) be secured, and Section 23B of the Federal Reserve Act generally requires that the Bank's transactions with its non-bank affiliates (including financial subsidiaries) be on arm's-length terms. Also, we, the Bank, and any financial subsidiary are prohibited from engaging in certain "tie-in" arrangements in connection with extensions of credit or provision of property or services.

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

Commercial loans and commercial real estate loans comprised 33% of our total consolidated loans as of December 31, 2002. Commercial loans are typically larger than residential real estate loans and consumer loans. Because our loan portfolio contains a significant number of commercial loans and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans may cause a significant increase in nonperforming loans. An increase in nonperforming loans could result in a loss of earnings from these loans, an increase in the provision for loan losses and loan charge-offs.

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

After our evaluation of these loans, we allocate portions of our allowance for loan losses to categories of loans based upon the following considerations:

      -     historical trends,

      -     economic conditions, and

      -     any known deterioration.

We use a self-correcting mechanism to reduce differences between estimated and actual losses. We will, on a quarterly basis, weigh our loss experience among the various categories and reallocate the allowance for loan losses.

For a more in-depth presentation of our allowance for loan losses and the components of this allowance, please refer to Item 7 of this report under Management's Discussion and Analysis of Financial Condition and Results of Operations at "Non-Performing Assets," "Allowance for Loan Losses and Related Provision," and "Summary of Loan Loss Experience," as well as Note 4 at Exhibit 13 to this report.

SOURCES OF FUNDS

GENERAL. Our primary source of funds is the cash flow provided by our investing activities, including principal and interest payments on loans and mortgage-backed and other securities. Our other sources of funds are provided by operating activities (primarily net income) and financing activities, including borrowings and deposits.

DEPOSITS. We offer a variety of deposit accounts with a range of interest rates and terms. We currently offer passbook and statement savings accounts, NOW accounts, money market accounts, demand deposit accounts and certificates of deposit. The flow of deposits is influenced significantly by general economic conditions, changes in prevailing interest rates, pricing of deposits and competition. Our deposits are primarily obtained from areas surrounding our banking offices. We rely primarily on marketing, new products, service and long-standing relationships with customers to attract and retain these deposits. At December 31, 2002, our deposits totaled $172 million. Of the total deposit balance, $10 million or 6%, represent Individual Retirement Accounts and $30 million or 17% represent certificates of deposit in amounts of $100,000 or more.

When we determine the levels of our deposit rates, consideration is given to local competition, yields of U.S. Treasury securities and the rates charged for other sources of funds. We have maintained a high level of core deposits, which has contributed to our low cost of funds. Core deposits include savings, money market, NOW and demand deposit accounts, which, in the aggregate, represented 45% of total deposits at December 31, 2002 and 44% of total deposits at December 31, 2001.

For a further discussion of our deposits, please refer to Item 7 of this report under Management's Discussion and Analysis of Financial Condition and Results of Operations at "Deposits and Borrowed Funds," as well as Note 7 at Exhibit 13 to this report.

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

We, like other bank holding companies, are required to maintain Tier 1 and "Total Capital" (the sum of Tier 1 and Tier 2 capital, less certain deductions) equal to at least four percent and eight percent of their total risk-weighted assets (including certain off-balance sheet items, such as unused lending commitments and standby letters of credit), respectively. At December 31, 2002, we met both requirements, with Tier 1 and Total Capital equal to 18.53 percent and 19.46 percent of total risk-weighted assets.

The Federal Reserve Board has adopted rules to incorporate market and interest rate risk components into their risk-based capital standards. Under these market-risk requirements, capital will be allocated to support the amount of market risk related to a financial institution's ongoing trading activities.

The Federal Reserve Board also requires bank holding companies to maintain a minimum "Leverage Ratio" (Tier 1 capital to adjusted total assets) of three percent if the bank holding company has the highest regulatory rating and meets certain other requirements, or of three percent plus an additional cushion of at least one to two percentage points if the bank holding company does not meet these requirements. At December 31, 2002, our leverage ratio was 11.77 percent.

The Federal Reserve Board may set capital requirements higher than the minimums noted above for holding companies whose circumstances warrant it. For example, bank holding companies experiencing or anticipating significant growth may be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve Board has indicated that it will consider a "Tangible Tier 1 Leverage Ratio" (deducting all intangibles) and other indications of capital strength in evaluating proposals for expansion or new activities, or when a bank holding company faces unusual or abnormal risk. The Federal Reserve Board has not advised us of any specific minimum leverage ratio applicable to us.

The Bank is subject to similar risk-based capital and leverage requirements adopted by the Comptroller of the Currency. The Bank was in compliance with the applicable minimum capital requirements as of December 31, 2002. The Comptroller of the Currency has not advised the Bank of any specific minimum leverage ratio applicable to the Bank.

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

Rules adopted by the Comptroller of the Currency under FDICIA provide that a national bank is deemed to be well capitalized if the bank has a total risk-based capital ratio of ten percent or greater, a Tier 1 risk-based capital ratio of six percent or greater, and a leverage ratio of five percent or greater and the institution is not subject to a written agreement, order, capital directive, or prompt corrective action directive to meet and maintain a specific level of any capital measure. As of December 31, 2002, the Bank was well-capitalized, based on the prompt corrective action ratios and guidelines described above. It should be noted, however, that a bank's capital category is determined solely for the purpose of applying the Comptroller of the Currency's prompt corrective action regulations, and that the capital category may not constitute an accurate representation of the bank's overall financial condition or prospects.

BROKERED DEPOSITS

Under FDIC regulations, no FDIC-insured bank can accept brokered deposits unless it (1) is well capitalized, or (2) is adequately capitalized and receives a waiver from the FDIC. In addition, these regulations prohibit any bank that is not well capitalized from paying an interest rate on brokered deposits in excess of three-quarters of one percentage point over certain prevailing market rates. As of December 31, 2002, the Bank held no brokered deposits.

DIVIDEND RESTRICTIONS

We are a legal entity separate and distinct from the Bank. In general, under Pennsylvania law, we cannot pay a cash dividend if such payment would render us insolvent. Our revenues consist primarily of dividends paid by the Bank. The National Bank Act limits the amount of dividends the Bank can pay to us without regulatory approval. The Bank may declare and pay dividends to us to the lesser of:

      -     the level of undivided profits, and

      - absent regulatory approval, an amount not in excess of net income combined with retained net income for the preceding two years.

At December 31, 2002, approximately $1 million was available for payment of dividends to us.

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

The Deposit Insurance Funds Act provides for assessments to be imposed on insured depository institutions with respect to deposits insured by the BIF (in addition to assessments currently imposed on depository institutions with respect to BIF-insured deposits) to pay for the cost of Financing Corporation ("FICO") funding. The FDIC established the FICO assessment rates effective for the fourth quarter 2002 and first quarter of 2003 at approximately $0.170 and $0.168, respectively, per $100 annually for BIF-assessable deposits. The FICO assessments are adjusted quarterly to reflect changes in the assessment bases of the FDIC insurance funds and do not vary depending upon a depository institution's capitalization or supervisory evaluations. In 2002, the Bank paid FICO assessments of $27,051.

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

            - Supervision of retail insurance agents. Supervising on behalf of insurance underwriters the activities of retail insurance agents who sell fidelity, property and casualty and group insurances for the operations and employees of the bank holding company or its subsidiaries.

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

      - Data processing. Providing data processing data transmission services, facilities (including data processing and data transmission hardware, software, documentation, or operating personnel), data bases, advice, and access to such services, facilities, or data bases by any technological means under certain conditions.

COMMUNITY REINVESTMENT ACT

The Community Reinvestment Act of 1977, as amended (the "CRA"), and the regulations promulgated to implement the CRA are designed to create a system for bank regulatory agencies to evaluate a depository institution's record in meeting the credit needs of its community. CRA regulations establish tests for evaluating both small and large depository institutions' investment in the community. A "small bank" is defined as a bank which has total assets of less than $250 million and is independent or is an affiliate of a holding company with less than $1 billion in assets. There are streamlined procedures for evaluating small banks and the frequency of CRA examinations will occur less often based upon a bank's CRA rating. A large retail institution is one which does not meet the "small bank" definition. A large retail institution can be evaluated under one of two tests: (1) a three-part test evaluating the institution's lending, service and investment performance; or (2) a "strategic plan" designed by the institution with community involvement and approved by the appropriate federal bank regulator. A large institution must choose one of these options under which to be examined. In addition, the CRA regulations include separate rules regarding the manner in which "wholesale banks" and "limited purpose banks" will be evaluated for compliance.

For the purposes of the CRA regulations, the Bank is deemed to be a "small bank," based upon financial information as of December 31, 2002. The Bank will be examined under the streamlined procedures. The Bank received a "satisfactory" CRA rating in its last CRA examination which was held in 2002.

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

PRIVACY

Title V of the GLB Act creates a minimum federal standard of privacy by limiting the instances which we and the Bank may disclose nonpublic personal information about a consumer of our products or services to nonaffiliated third parties. A state, such as Pennsylvania, can impose a greater or more restrictive standard of privacy than the GLB Act. The GLB Act distinguishes "consumers" from "customers" for purposes of the notice requirements imposed by this Act. We are required to give a "consumer" a privacy notice only if we intend to disclose nonpublic personal information about the consumer to a nonaffiliated third party. However, by contrast, we are required to give a "customer" a notice of our privacy policy at the time of the establishment of a customer relationship and then annually, thereafter during the continuation of the customer relationship.

The term consumer is different from the term customer. A consumer means an individual who obtains or has obtained a financial product or service from the Bank that is to be used primarily for personal, family or household purposes or that individual's representative. A customer of the Bank is an individual with a continuous relationship with the Bank. The Office of the Comptroller of the Currency has regulations which give several examples of a consumer and customer relationship:

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

The GLB Act sets forth a new requirement that this notice to a consumer or customer must be in clear and conspicuous or "plain English" language and presentation. The regulations give several examples of the rules to follow in drafting these notices:

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

THE USA PATRIOT ACT

In the wake of the tragic events of September 11, 2001, the President signed the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism ("USA PATRIOT") Act of 2001. Under the USA PATRIOT Act, financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as enhanced due diligence and "know your customer" standards in their dealings with foreign financial institutions and foreign customers. For example, the enhanced due diligence policies, procedures, and controls generally require financial institutions to take reasonable steps:

      - to conduct enhanced scrutiny of account relationships to guard against money laundering and report any suspicious transactions;

      - to ascertain the identity of the nominal and beneficial owners of, and the source of funds deposited into, each account as needed to guard against money laundering and report any suspicious transactions;

      - to ascertain for any foreign bank, the shares of which are not publicly traded, the identify of the owners of the foreign bank, and the nature and extent of the ownership interest of each such owner; and

      - to ascertain whether any foreign bank provides correspondent accounts to other foreign banks and, if so, the identity of those foreign banks and related due diligence information.

Under the USA PATRIOT Act, the Bank had until April 25, 2002 to establish anti-money laundering programs. The USA PATRIOT Act sets forth minimum standards for these programs, including:

      -     the development of internal policies, procedures, and controls;

      -     the designation of a compliance officer;

      -     an ongoing employee training program; and

      -     and independent audit function, in order to test these programs.

In addition, the USA PATRIOT Act authorized the Secretary of the Treasury to adopt rules increasing the cooperation and information sharing between financial institutions, regulators, and law enforcement authorities regarding individuals, entities and organizations engaged in, or reasonably suspected based on credible evidence of engaging in, terrorist acts or money laundering activities. Any financial institutions complying with these rules will not be deemed to have violated the privacy provisions of the Gramm-Leach-Bliley Act, as discussed above.

SUBPRIME LENDING

Our federal banking regulatory agencies have jointly issued expanded examination and supervision guidance relating to subprime lending activities. In the guidance, "subprime" lending generally refers to programs that target borrowers with weakened credit histories or lower repayment capacity. The guidance principally applies to institutions with subprime lending programs with an aggregate credit exposure equal to or greater than 25 percent of an institution's Tier 1 capital. Such institutions would be subject to more stringent risk management standards and, in many cases, additional capital requirements. As a starting point, the guidance generally expects that such an institution would hold capital against subprime portfolios in an amount that is one and one-half to three times greater than the amount appropriate for similar types of non-subprime assets. The Bank does not engage in any subprime lending programs.

The Federal Reserve Board has issued regulations which would implement the Home Ownership and Equity Protection Act or HOEPA. This Act imposes additional disclosure requirements and certain substantive limitations on certain mortgage loans with rates or fees above specified levels. The proposed regulations would lower the rate levels that trigger the application of HOEPA and would include additional fees in the calculation of the fee amount that triggers HOEPA. The loans that the Bank currently makes are generally below the rate and fee levels that trigger HOEPA.

On June 23, 2001, the Governor of the Commonwealth of Pennsylvania signed into law Act 55 of 2001, the Mortgage Bankers and Brokers and Consumer Equity Protection Act. This law addresses what is known as "predatory lending", among other things, and is applicable to the Bank's closed-end home equity mortgage loans, involving property located in Pennsylvania, in an amount less than $100,000 made at a "high cost" which is generally the rate and point triggers in the HOEPA. Those HOEPA triggers are:

      - an annual percentage rate exceeding 10 percentage points above comparable term U.S. Treasury Securities; and/or

      - total points and fees payable by the consumer at or before closing that exceed the greater of 8 percent of the total loan amount or $400. The $400 is adjusted annually by the annual percentage change in the CPI, and for the years 2002 and 2003 is $480 and $488, respectively, according to the Federal Reserve Board.

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

Certain acts or practices are prohibited, conditionally restricted, or required in connection with a covered loan, including the following:

      - a cautionary notice, in writing, is required to be provided by the Bank to the borrower at least three business days prior to consummation of the mortgage transaction;

      - it is impermissible to engage in a pattern or practice of making covered loans without due regard to the consumer's ability to repay the loan;1

      - there are restrictions on the Bank refinancing an existing covered loan held by it with a new covered loan such that no points may be charged to the extent the proceeds are used to refinance the existing covered loan if the most recent financing was within one year;

      - the Bank may not refinance a zero interest rate or low-rate loan made by a governmental or nonprofit lender with a covered loan unless the loan is at least ten years old or the current holder of the loan consents to the refinancing;

      - the Bank may not pay proceeds from a covered loan directly to a home improvement contractor but instead must disburse the loan proceeds through an instrument payable to the borrower (statutorily defined as the person obligated to repay a covered loan) individually or jointly with the contractor or, at the borrower's election through a third party escrow agent in accordance with the terms of a written agreement signed by the borrower, the Bank, and home improvement contractor prior to disbursement of funds to the contractors;

      - the Bank may not sell single premium credit insurance in connection with a covered loan unless the Bank offers the borrower the option of purchasing all such credit insurance on a monthly basis (compliance with this provision is required by 18 months to 2 years after June 25, 2002);

      - a credit insurance notice, in writing, must be provided to the borrower stating that his or her purchase of credit insurance is not a required condition of obtaining the covered loan, and that the borrower may cancel the credit insurance within 30 days of the date of the covered loan in order to receive a full refund (meaning a credit to the loan balance or cash, at the Bank's or insurance company's discretion);

      - the Bank shall maintain records related to covered loans that will facilitate the Pennsylvania Department of Banking determining compliance;

      - the Bank or its servicer shall file quarterly reports of favorable and unfavorable credit history of the borrower with a nationally recognized consumer credit reporting agency, but this requirement shall not prevent the Bank or servicer from agreeing with the borrower not to report payment history information related to resolved or unresolved disputes with a borrower, and this provision shall not apply to covered loans held or serviced by the Bank for less than 90 days; and

      - the Bank shall verify that each mortgage broker with whom it does business in connection with covered loans holds the required license to engage in business in Pennsylvania.

A borrower can institute a civil action to recover damages from the Bank if it engages in the above practices with respect to a covered loan. Moreover, the Pennsylvania Department of Banking can impose monetary penalties; revoke a license; issue a cease and desist order; and remove persons from their employment in the mortgage finance industry or in any other capacity related to these prohibited activities.

SALES OF INSURANCE

Our federal banking regulatory agencies have issued their consumer protection rules with respect to the retail sale of insurance products by the Company, the Bank, or a subsidiary or joint venture of the Company or the Bank. These rules cover generally practices, solicitations, advertising or offers of any insurance product by a depository institution or any person that performs such activities at an office of, or on behalf of, the Company or the Bank. Moreover, these rules include specific provisions relating to sales practices, disclosures and advertising, the physical separation of banking and nonbanking activities, and domestic violence discrimination.

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

----------
1 The consumer's ability to repay applies under this law only to persons whose income is 120% or less of the median family income under the metropolitan statistical area or nonmetropolitan family income statistics. There is a statutory presumption that a consumer can repay the covered loan if the monthly payment does not exceed 50% of the consumer's monthly gross income. There is no statutory presumption that a consumer cannot make the payments even if the 50% monthly gross income level is exceeded by the required monthly loan payments.

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

Our remaining banking centers, all of which we own, are described as follows:

                                           Approximate
Location             Square Footage            Use
--------             --------------            ---
Orangeville, PA          2,259          Banking Services
Benton, PA               4,672          Banking Services
South Centre, PA         3,868          Banking Services
Scott Township, PA      16,500          Banking Services, Corporate,
                                        Credit and Operations
Millville, PA            2,520          Banking Services

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

PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

We had 798 stockholders of record including individual participants in security position listings and 1,287,365 shares of common stock, par value of $1.25 per share, the only authorized class of common stock, outstanding as of February 28, 2003. Our common stock trades under the symbol "CCFN." As of February 28, 2003, 4 firms were identified on the interdealer electronic bulletin board system as market makers in our common stock. The following information is reported by one of our market makers: Ferris, Baker Watts, Inc., Washington, D.C. These quotations represent prices between buyers and sellers and do not include retail makeup, markdown or commission. They may not necessarily represent actual transactions. The high and low closing sale prices and dividends per share of our common stock for the four quarters of 2002 and 2001 are summarized in the following table.

                                                      Dividends
2002:                 High ($)          Low ($)      Declared ($)
                      --------          -------      ------------
First quarter            23.45            21.12           .15
Second quarter           21.60            21.00           .16
Third quarter            24.00            20.36           .16
Fourth quarter           24.25            23.00           .16

                                                     Dividends
2001:                High ($)          Low ($)      Declared ($)
                     --------          -------      ------------
First quarter           17.88            16.50           .14
Second quarter          21.00            19.00           .15
Third quarter           24.50            23.00           .15
Fourth quarter          23.75            23.05           .15

We have paid cash dividends since 1983. It is our present intention to continue the dividend payment policy, although the payment of future dividends must necessarily depend upon earnings, financial position, appropriate restrictions under applicable law and other factors relevant at the time the Board of Directors considers any declaration of dividends.

ITEM 6. SELECTED FINANCIAL DATA

                               CCFNB BANCORP, INC.
                     SELECTED CONSOLIDATED FINANCIAL SUMMARY

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA AND RATIOS)

                                                       2002             2001            2000             1999              1998
                                                  -------------    -------------    -------------    -------------    -------------
INCOME STATEMENT DATA:
Total interest income .........................   $      12,780    $      13,720    $      13,552    $      12,669    $      12,444
Total interest expense ........................           5,741            6,924            6,859            6,099            6,072
                                                  -------------    -------------    -------------    -------------    -------------
Net interest income ...........................   $       7,039                $          6,796 $      6,693$6,570            6,372
Provision for possible loan losses ............             309              163               54               78               78
Other operating income ........................           1,210            1,149            1,053            1,050              981
Other operating expenses ......................           5,479            5,104            4,967            4,818            4,739
Federal income taxes ..........................             539              621              671              685              634
                                                  -------------    -------------    -------------    -------------    -------------
Net income ....................................   $       1,922    $       2,057    $       2,054    $       2,039    $       1,902
                                                  =============    =============    =============    =============    =============

PER SHARE DATA:
Earnings per share (1) ........................   $        1.47    $        1.54    $        1.51    $        1.48    $        1.38
Cash dividends declared per share .............            0.63             0.59             0.56             0.51             0.46
Book value per share ..........................           20,76            19.64            18.61            16.85            16.65
Average shares outstanding ....................       1,309,084        1,338,007        1,355,624        1,375,572        1,378,339

BALANCE SHEET DATA:
Total assets ..................................   $     229,032    $     214,238    $     203,054    $     196,122    $     185,258
Total loans ...................................         151,338          142,990          137,360          134,423          118,558
Total securities ..............................          53,538           57,121           47,311           49,104           48,151
Total deposits ................................         172,127          155,666          143,169          138,606          137,679
FHLB advances - long-term .....................          11,347           11,357           13,368            2,344            2,291
Total stockholders' equity ....................          26,840           26,042           25,050           23,047           23,480

PERFORMANCE RATIOS:
Return on average assets ......................            0.86%           0 .99             1.04%            1.09%            1.07%
Return on average stockholders' equity ........            7.22%            7.92%            8.59%            8.91%            8.54%
Net interest margin (2) .......................            3.58%            3.68%          3..88%             3.96%            4.04%
Total  non-interest  expense as a percentage of
   average assets .............................            2.45%            2.45             2.52%            2.58%            2.67%

ASSET QUALITY RATIOS:
Allowance for possible loan losses as a
percentage of loans, net ......................             .87%            0.72%            0.74%            0.73%            0.81%
Allowance for possible loan losses as a
   percentage of non-performing loans (3) .....           57.95%           60.54%          341.27%          264.83%          100.32%
Non-performing loans as a percentage of total
   loans, net (3) .............................            1.49%            1.19             0.25%            0.28%            0.81%
Non-performing assets as a percentage of total
   assets (3) .................................            0.98%            0.79%            0.17%            0.19%            0.51%
Net charge-offs as a percentage of average net
   loans (4) ..................................            0.03%            0.10%            0.02%            0.04%            2.11%

LIQUIDITY AND CAPITAL RATIOS:
Equity to assets ..............................           11.72%           12.16%           12.34%           11.75%           12.53%
Tier 1 Capital to risk-weighted assets (5) ....           20.36%           19.06%           20.94%           17.94%           20.93%
Leverage ratio (5)(6) .........................           11.77%           12.44%           13.02%           12.94%           12.95%
Total capital to risk-weighted assets (5) .....           18.53%           19.82%           21.79%           18.68%           21.80%
Dividend payout ratio .........................           42.86%           38.31%           37.09%           34.23%           33.72%

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

(5) Based on the Federal Reserve Bank's risk-based capital guidelines, as applicable to the Corporation. The Bank is subject to similar requirements imposed by the Comptroller of the Currency.

(6) The leverage ratio is defined as the ratio of Tier 1 Capital to average total assets less intangible assets, if applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis should be read in conjunction with the detailed information and financial statements, including notes thereto, included elsewhere in this Annual Report. Our consolidated financial condition and results of operations are essentially those of our subsidiary, the Bank. Therefore, the analysis that follows is directed to the performance of the Bank.

                     FACTORS THAT MAY AFFECT FUTURE RESULTS

      General. Banking is affected, directly and indirectly, by local, domestic and international economic and political conditions, and by government monetary and fiscal policies. Conditions such as inflation, recession, unemployment, volatile interest rates, tight money supply, real estate values, international conflicts and other factors beyond our control may adversely affect the future results of operations. We do not expect any one particular factor to affect our results of operations. A downward trend in several areas, however, including real estate, construction and consumer spending, could have an adverse impact on our ability to maintain or increase profitability. Therefore, there is no assurance that we will be able to continue our current rates of income and growth.

      Interest Rates. Our earnings depend, to a large extent, upon net interest income, which is primarily influenced by the relationship between the cost of funds (deposits and borrowings) and the yield on interest-earning assets (loans and investments). This relationship, known as the net interest spread, is subject to fluctuation and is affected by regulatory, economic and competitive factors which influence interest rates, the volume, rate and mix of interest-earning assets and interest-bearing liabilities, and the level of non-performing assets. As part of our interest rate risk management strategy comprised of interest rate risk, mortgage risk, and deposit pricing risk components, we seek to control our exposure to interest rate changes by managing the maturity and repricing characteristics of interest-earning assets and interest-bearing liabilities.

      As of December 31, 2002, total interest-earning assets maturing or repricing within one year were more than total interest-bearing liabilities maturing or repricing in the same period by $16,704,000, representing a cumulative one-year interest rate sensitivity gap as a percentage of positive 7.29%. This condition suggests that the yield on the our interest-earning assets should adjust to changes in market interest rates at a faster rate than the cost of the our interest-bearing liabilities. Consequently, our net interest income could increase during periods of rising interest rates. See "Interest Rate Sensitivity".

      Local Economic Conditions. Our success is dependent, to a certain extent, upon the general economic conditions in the geographic market in which we conduct our business. Although we expect that economic conditions will continue to be favorable in this market, no assurance can be given that these economic conditions will continue. Adverse changes in economic conditions in the geographic market that we serve would likely impair our ability to collect loans and could otherwise have a material adverse effect on our results of operations and financial condition.

      Competition. The banking industry is highly competitive, with rapid changes in product delivery systems and in consolidation of service providers. Many of our competitors are bigger than us in terms of assets and have substantially greater technical, marketing and financial resources. Because of their size, many of these competitors can (and do) offer products and services that we do not offer. We are constantly striving to meet the convenience and needs of our customers and to enlarge our customer base. No assurance can be given that these efforts will be successful in maintaining and expanding our customer base.

                              RESULTS OF OPERATIONS

      Our net income decreased by 6.6% from $2,057,000 in 2001 to $1,922,000 in 2002. Earnings per share decreased by 4.5% from $1.54 in 2001 to $1.47 in 2002. Our return on average assets (ROAA) decreased to 0.86% in 2002, compared to 0.99% in 2001. Our return on average equity (ROAE) decreased to 7.22% in 2002, compared to 7.92% in 2001.The primary reasons for these declines in our performance ratios were: the decreasing interest rate environment; unstable economic conditions; a significant increase to our loan loss reserve; the downward repricing of our large concentration of adjustable rate mortgages; the adjustment to the funding of deferred compensation plans and the funding of deferred health benefits for retiring Senior Management; an increase in non-accrual loans; and interest expense on long term debt.

      Loans increased by 5.8% in 2002 to $151,338,000 from $142,900,000 in 2001.
This increase was in the real estate lending area.

      We instituted, in 1995, a dividend reinvestment plan and an employees stock purchase plan. Moreover, in 1999, we commenced a strategy to purchase and cancel up to 10% of our outstanding shares of common stock through open market purchases. This repurchase program resulted in the purchase and cancellation of the following numbers of shares of our common stock for the years indicated:
41,500 shares (2002); 27,501 shares (2001); and 30,100 shares (2000). The net effect of the stock plans and the repurchase program resulted in weighted average shares of common stock outstanding as follows: 1,309,084 (2002); 1,338,007 (2001); and 1,355,624 (2000).

      Tax-equivalent net interest income increased 2.7% to $7.5 million in 2002 from $7.3 million in 2001. Average earning assets increased 6.3% from $198.2 million in 2001 to $210.6 million in 2002. Along with the increase in interest earning assets, net interest income also increased 2.9% from $6.8 million in 2001 to $7 million in 2002. This increased net interest income is a result of strategies in the loan and deposit areas during 2002. One strategy consisted of closely monitoring all deposit pricing to minimize interest expense. Other strategies were the marketing of a 7 year convertible rate and a 15 year fixed rate mortgage product.

                          TABLE OF NON-INTEREST INCOME
                             (Dollars in Thousands)

                                                   Years Ended December 31,
                                           --------------------------------------
                                            2002            2001            2000
                                           ------          ------          ------
Service charges and fees ........          $  651          $  606          $  595
Gain on sale of loans ...........               1               0               0
Trust department income .........             215             238             219
Investment securities gains - net             137              99               0
Other ...........................             207             206             239
                                           ------          ------          ------
Total non-interest income .......          $1,211          $1,149          $1,053
                                           ======          ======          ======

      Total non-interest income increased slightly during 2002 from $1,149,000 in 2001 to $1,211,000 in 2002. The decline in Trust income in the amount of $23,000 was primarily due to the decline in market value of the accounts. This loss offset the increases in fee income of $45,000 and Gain on sale investment securities of $38,000; making the increase in non-interest income $62,000 for the year. The amount of Trust income decreased 9.7% from $238,000 in 2001 to $215,000 in 2002. Service fees and charges increased from $606,000 in 2001 to $651,000 in 2002 or 7.4%. Other income remained at $207,000 for 2002 compared to $206,000 in 2001. The increase in the non-interest area is reflected in the gain on sale of investment securities, which increased $38,000 from $99,000 in 2001 to $137,000 in 2002. During 2002, we began a fixed-rate mortgage sales program with the Federal Home Loan Bank of Pittsburgh (FHLB-Pgh), in which fixed-rate mortgages are sold to FHLB-Pgh with servicing rights maintained by us and some recourse retained by us. During 2002, one such loan was placed on the books reflecting approximate income of $1,000. Many more loan sales are expected in 2003 due to the low interest rate environment.

                          TABLE OF NON-INTEREST EXPENSE
                             (Dollars in Thousands)

                                                Years Ended December 31,
                                         --------------------------------------
                                          2002            2001            2000
                                         ------          ------          ------
Salaries and wages ............          $2,224          $2,050          $2,016
Employee benefits .............             730             692             645
Net occupancy expense .........             335             366             328
Furniture and equipment expense             587             544             601
State shares tax ..............             254             243             219
Other expense .................           1,329           1,209           1,158
                                         ------          ------          ------
Total non-interest expense ....          $5,479          $5,104          $4,967
                                         ======          ======          ======

      Total non-interest expense increased to $5,479,000 in 2002 from $5,104,000 in 2001 or an increase of 7.3%. An 7.7% increase in salaries and benefits was attributable to normal merit and cost of living increases as well as increased health insurance costs. Additionally, two deferred compensation plans for senior officers were modified and the cost attributed to these increases was 35.1% of the $212,000 increase. Furniture and equipment expense increased 7.9% from $544,000 in 2001 compared to $587,000 in 2002. The main factor contributing to this increase was a systems upgrade during 2002 of the wide area network (WAN) computer system, including hardware and software, loan and deposit software and telephone system upgrades. Net occupancy expense decreased $11,000 from $366,000 in 2001 to $355,000 in 2002 or 3%. The mild winter enjoyed in 2002 was the contributing factor in this decrease. State Shares tax increased 4.5% from $243,000 in 2001 to $254,000 in 2002.

      A 9.9% increase in other expenses from $1,209,000 in 2001 to $1,329,000 in 2002 was attributable to the following increases:

Other Professional                 $ 25,000
Accounting                           20,000
Other Real Estate Expense            17,000
Deferred Health Benefits             15,000
Third Party Loss of 2001             15,000
Telephone                            13,000
Data processing                      12,000
Other                                 3,000
                                   --------
Total                              $120,000
                                   ========

      One standard to measure non-interest expense is to express non-interest expense as a percentage of average total assets. In 2002, this percentage was 2.5% compared to 2.4% in 2001.

      Loan delinquencies increased 51.6% from $2,647,000 in 2001 to $4,013,000 in 2002. The increase in these delinquencies was attributed to the current economic conditions, which resulted in less profitability for many local companies. This further impacted the local job market and the associated wages. The provision for loan losses for 2002 increased in response to this rise in delinquencies from $162,500 in 2001 to $309,000 in 2002. Our management has been diligent in its efforts to reduce these delinquencies and has increased monitoring and review of current loans to foresee future delinquency occurrences and react to them quickly.

                               NET INTEREST INCOME

      Tax-equivalent net interest income for 2002 equaled $7,529,000 compared to $7,290,000 in 2001, an increase of 3.3%.

      The decrease in the overall net interest margin from 3.68% in 2001 to 3.58% in 2002 is a result of interest rate changes with adjustable loan rates repricing downward throughout 2002 in this continuing downward interest rate environment. Income received on one-day investments fell from an average of 4.09% for 2001 to an average of 1.22% for 2002. This "squeeze" caused by interest rates is keeping the net interest spread in a declining mode; however, the change in net interest margin is gradual and slight. Our "asset" sensitive position places us in a position to have an increase in our net interest margin when rates rise. The cost of long-term debt averaged 5.99% for the year which contributed to the declining net interest margin. This long-term debt will remain a deterrent to us in a declining interest rate environment. This is due to the fact that the Federal Home Loan Bank has the option to reprice these loans at their discretion. Until interest rates would rise to make the current 5.99% average rate unattractive, this in all probability will not occur. We will continue to use the following strategies to mitigate this decline in our net interest margin: Pricing of deposits will continue to be monitored and lowered, if necessary, to meet current market conditions; large deposits over $100,000 will continue to be priced conservatively; and in this low interest rate environment the majority of new investments will be kept short term in anticipation of rising rates.

                       TAX-EQUIVALENT NET INTEREST INCOME
                             (Dollars in Thousands)

                                                                     Years Ended December 31,
                                                                ----------------------------------
                                                                   2002          2001        2000
                                                                  ------        ------      ------
Interest income .........................................        $12,780       $13,719     $13,552
Interest expense.........................................          5,741         6,924       6,859
                                                                 -------       -------     -------
Net interest income......................................          7,039         6.795       6,693
Tax-equivalent adjustment................................            490           495         445
                                                                 -------       -------     -------
Net interest income (fully taxable equivalent)...........        $ 7,529       $ 7,290      $7,138
                                                                 =======       =======     =======

      The following Average Balance Sheet and Rate Analysis table presents the average assets, actual income or expense and the average yield on assets, liabilities and stockholders' equity for the years 2002, 2001 and 2000.

                     AVERAGE BALANCE SHEET AND RATE ANALYSIS
                         THREE YEARS ENDED DECEMBER 31,
                             (Dollars in thousands)

                                                2002                               2001                             2000
                                                ----                               ----                             ----
                                    Average    Interest   Average    Average    Interest    Average   Average   Interest   Average
                                    Balance    Inc./Exp   Yd/Rate    Balance    Inc./Exp    Yd/Rate   Balance   Inc./Exp   Yd/Rate
                                    -------    --------   -------    -------    --------    -------   -------   --------   -------
ASSETS:                               (1)         (2)                  (1)         (2)                  (1)        (2)
Interest Bearing Deposits With
      Other Financial Institutions   $  5,309   $    65      1.22%   $  6,569    $   269      4.09%   $  1,296   $    83      6.40%
                                     ----------------------------------------------------------------------------------------------
Investment Securities:
      U.S. Government Securities..     32,180     1,548      4.81%     29,908    $ 1,727       5.77     30,980   $ 1,912      6.17
      State and Municipal
        Obligations (3)...........     16,965       799      7.14%     17,162        815       7.19     14,731       732      7.53
      Other Securities............      5,052       221      4.37%      3,523        196       5.56      1,292        98      7.59
                                     ----------------------------------------------------------------------------------------------
Total Investment Securities.......   $ 54,197   $ 2,568      4.74%   $ 50,593    $ 2,738       5.41%  $ 47,003   $ 2,742      5.83%
                                     ----------------------------------------------------------------------------------------------
Federal Funds Sold................      3,503        51      1.46%      1,771         67       3.78%        49         3      6.12%
                                     ----------------------------------------------------------------------------------------------
      Consumer....................      8,767       742      8.46%     11,436        959       8.39     12,515     1,016      8.12
      Dealer Floor Plan...........      4,543       181      3.98%      4,522        290       6.41      5,424       475      8.76
      Mortgage....................    122,434     8,450      6.90%    111,715      8,523       7.63    104,356     8,169      7.83
      Commercial..................      8,941       570      6.38%      8,733        726       8.28      9,500       931      9.80
      Municipal Leases (3)........      1,863        98      7.97%        230         10       6.59        145         8      8.36
      Tax Free (3)................        997        55      8.36%      2,543        137       8.16      2,385       125      7.94
                                     ----------------------------------------------------------------------------------------------
Total Loans.......................   $147,545   $10,096      6.84%   $139,219    $10,645      7.65%   $134,325   $10,724      7.98%
                                     ----------------------------------------------------------------------------------------------
Total Interest-Earning Assets.....    210,554    12,780      6.07%    198,152     13,719      6.92%    182,673    13,552      7.42%
                                                ------------------               ------------------
Reserve for Loan Losses...........     (1,167)                         (1,015)                          (1,018)
Cash and Due from Banks...........      5,328                           2,373                            5,360
Other Assets......................      8,761                           9,120                            9,712
                                     --------                        --------                         --------
Total Assets......................   $223,476                        $208,630                         $196,727
                                     ========                        ========                         ========

LIABILITIES AND CAPITAL:
NOW Deposits......................   $ 24,575   $   133      0.54%   $ 22,188      $ 217       .98%   $ 21,662   $   279      1.29%
IRA's under $100,000..............      8,636       240      2.78%      8,326        368      4.42%      8,147       433      5.31%
Money Market Deposits.............     10,858       112      1.03%      8,337        173      2.08%      9,308       255      2.74%
Savings Deposits..................     24,040       266      1.11%     21,335        396      1.86%     21,464       550      2.56%
Time Deposits including IRA's
      over $100,000...............     29,143     1,419      4.87%     24,272      1,493      6.15%     17,169     1,066      6.21%
Other Time Deposits under
        $100,000..................     53,631     2,555      4.76%     51,121      2,827      5.53%     47,579       889      5.40%
                                     ----------------------------------------------------------------------------------------------
Total Interest-Bearing Deposits...   $150,883   $ 4,725      3.13%   $135,579     $5,474      4.04%   $125,329   $ 5,170      4.13%
U.S. Treasury Short-Term
        Borrowings................        511         6      1.17%        485         17      3.51%        439        28      6.38%
Short-Term Borrowings
        - Other...................          0         0      0.00%          0          0       .00%      3.449       202      5.68%
Long-Term Borrowings..............     11,351       680      5.99%     12,179        731      6.00%     10,847       570      5.25%
Repurchase Agreements.............     17,494       330      1.89%     18,965        702      3.70%     16,468       889      5.40%
                                     ----------------------------------------------------------------------------------------------
Total Interest-Bearing
        Liabilities...............   $180,239   $55,741      3.19%   $167,208     $6,924      4.14%   $156,532   $ 6,859      4.38%
                                                -------      -----                -----------------              ------------------
Demand Deposits...................     15,224                          14,022                           14,445
Other Liabilities.................      1,398                           1,420                            1,840
Stockholders' Equity..............     26,615                          25,980                           23,910
                                     --------                        --------                         --------
Total Liabilities and Capital.....   $223,476                        $208,630                         $196,727
                                     ========                        ========                         ========
NET INTEREST INCOME/NET
     INTEREST MARGIN (4)..........              $ 7,039      3.34%                $6,795      3.43%              $ 6,693      3.66%
                                                ==================                =================              ==================
TAX-EQUIVALENT NET INTEREST
     INCOME/NET INTEREST
        MARGIN (5)................              $ 7,529      3.58%                $7,290      3.68%              $ 7,138      3.91%
                                                ==================                =================              ==================

(1)   Average volume information was compared using daily (or monthly) averages.
(2)   Interest on loans includes fee income.
(3) Yield on tax-exempt obligations has been computed on a tax-equivalent basis.
(4) Net interest margin is computed by dividing net interest income by total interest-earning assets. (5) Interest and yield are presented on a tax-equivalent basis using 34% for 2002, 2001 & 2000.

                        COMPONENTS OF NET INTEREST INCOME

      To enhance the understanding of the effects of volumes (the average balance of earning assets and costing liabilities) and average interest rate fluctuations on the balance sheet as it pertains to net interest income, the table below reflects these changes for 2002 versus 2001, 2001 versus 2000, and 2000 versus 1999:

        TABLE OF NET INTEREST INCOME COMPONENTS ON A TAX-EQUIVALENT BASIS
                  For the twelve months ended December 31, 2002
                             (Dollars in thousands)

                                            2002 Versus 2001                2001 Versus 2000                 2000 Versus 1999
                                            ----------------               ----------------                 ----------------
                                           Increase (Decrease)             Increase (Decrease)              Increase (Decrease)
                                            Due to Changes In              Due to Changes In                Due to Changes In
                                            -----------------              -----------------                -----------------
                                     Average    Average             Average    Average               Average     Average
                                     Volume      Rate      Total    Volume       Rate       Total     Volume      Rate      Total
                                     ------      ----      -----    ------       ----       -----     ------      ----      -----
Interest Income:
Interest-Bearing Deposits with
 Other Financial Institutions ....   $ (52)     $  (189)  $  (241)   $  337      $ (30)     $ 307      $ (70)     $ 43      $ (27)
U.S. Government Securities .......     131         (287)     (156)      (66)      (124)      (190)      (200)      100       (100)
State and Municipal Obligations ..     (14)          (9)      (23)      183        (50)       133         30        34         64
Other Securities .................      85          (42)       43       169        (26)       143         10        12         22
Federal Funds Sold ...............      65          (41)       24       105         (1)       104        (37)       11        (26)
Consumer Loans ...................    (224)           8      (216)      (88)        34        (54)       141       (11)       130
Dealer Floor Plan ................       1         (110)     (109)      (79)      (127)      (206)       204        22        226
Mortgage Loans(1) ................     818         (816)        2       576       (209)       367        382        10        392
Commercial Loans .................      14         (167)     (153)      (71)      (144)      (215)       156        61        217
Int. Municipal Leases-Lehigh-Tax
 Exempt ..........................     108            3       111         7         (3)         4          7        (1)         6
Tax Free Loans ...................    (126)           5      (121)       13          5         18         15         2         17
                                     ---------------------------------------------------------------------------------------------
Total Earning Assets .............   $ 806      $(1,645)  $  (839)   $1,086      $(675)     $ 411      $ 638      $283      $ 921
                                     ---------------------------------------------------------------------------------------------
Interest Expense:
SUPER NOW Deposits ...............   $  23      $   (98)  $   (75)   $    7      $ (67)     $ (60)     $  (1)     $ (9)     $ (10)
IRA ..............................      14         (137)     (123)       10        (73)       (63)       (10)       31         21
Money Market Deposits ............      52          (88)      (36)      (27)       (61)       (88)       (42)       (1)       (43)
Savings Deposits .................      50         (160)     (110)       (3)      (150)      (153)       (11)        2         (9)
Time Deposits over $100,000 ......     300         (311)      (11)      441        (10)       431        165        67        232
Other Time Deposits ..............     139         (394)     (255)      193         43        236        (49)       63         14
U.S. Treasury - Short-Term
 Borrowings ......................       1          (11)      (10)        3        (13)       (10)        (1)        8          7
Short-Term Borrowings - Other ....       0            0         0      (202)      (202)      (404)        99         3        102
Long-Term Borrowings .............     (50)          (1)      (51)       70         81        151        477        (8)       469
Repurchase Agreements ............     (54)        (343)     (397)      135       (280)      (145)      (118)      127          9
                                     ---------------------------------------------------------------------------------------------
Total Interest-Bearing Deposits ..   $ 475      $(1,543)  $(1,068)   $  627      $(732)     $(105)     $ 509      $283      $ 792
                                     ---------------------------------------------------------------------------------------------
NET INTEREST INCOME ..............   $ 331      $  (102)  $   229    $  459      $  57      $ 516      $ 129      $  0      $ 129
                                     =============================================================================================

(1)   Includes non-accrual loans.

                               FINANCIAL CONDITION

            Our consolidated assets at December 31, 2002 were $229 million which represented an increase of $14.8 million or 6.9% over $214.2 million at December 31, 2001. The comparable increase for 2001 over 2000 was 5.5% or $11.1 million.

            Capital increased 3.1% from $26 million in 2001 to $26.8 million in 2002. The adjustment for the fair market value of securities was a positive $500,000 for 2002 compared to a positive $75,000 for 2001. Additionally, a strategy to purchase and retire up to 10% of our outstanding shares of common stock was in place and resulted in common stock and surplus decreasing to $5.6 million in 2002 from $6.4 million in 2001, or a decrease of 12.5%.

            Total average assets grew 7.1% from 2001 at $208.6 million to 2002 at $223.5 million. Average earning assets grew 6.3% from 2001 at $198.2 million to 2002 at $210.6 million.

            Loans grew 5.8% from $143 million at December 31, 2001 to $151.3 million at December 31, 2002.

            Non-interest bearing deposits grew 3.4% to $15.2 million at December 31, 2002 from $14.7 million at December 31, 2001. Interest bearing deposits grew 11.3% from $141 million in 2001 to $156.9 million in 2002.

            The loan-to-deposit ratio is a key measurement of liquidity. Our loan-to-deposit ratio decreased during 2002 to 87.9% compared to 91.9% during 2001.

            It is our opinion that the balance sheet mix and the interest rate risk associated with the balance sheet is within manageable parameters. Constant monitoring using asset/liability reports and interest rate risk scenarios are in place along with quarterly asset/liability management meetings on the committee level by the Bank's Board of Directors. Additionally, the Board's Asset/Liability Committee meets with the investment consultants quarterly.

                                   INVESTMENTS
                             (Dollars in thousands)

                                                       Outstanding Balance at December 31,
                                                       -----------------------------------
                                          2002                   2001                      2000
                                          ----                   ----                      ----
                                 Available-   Held-To     Available-   Held-To    Available-   Held-To
                                  For-Sale    Maturity    For-Sale     Maturity    For-Sale    Maturity
                                  --------    --------    --------     --------    --------    --------
                                    (2)          (1)          (2)        (1)          (2)        (1)
Federal Agency Obligations.....   $ 10,104       $0        $12,553        $0        $15,810       $0
Mortgage-backed Securities.....     22,690        0         21,001         0         13,294        0
Obligations of State and
 Political Subdivisions........     15,751        0         17,525         0         16,104        0
Corporate Securities...........      3,419        0          4,589         0            725        0
Marketable Equity Securities...        363        0            327         0            252        0
Restricted Equity Securities...      1,198        0          1,126         0          1,126        0
                                  --------      ---        -------       ---        -------      ---
Total Investment Securities....   $ 53,528       $0        $57,121        $0        $47,311       $0
                                  ========      ===        =======       ===        =======      ===


(1)   Carried at amortized cost.

(2)   Carried at estimated fair value.

            The following table sets forth the maturity distribution of the investment portfolio's Available-for-Sale securities, the weighted average yield for each type of Available-for-Sale security and ranges of maturity at December 31, 2002. Yields are presented on a tax-equivalent basis, are based upon carrying value and are weighted for the scheduled maturity. At December 31, 2002, our investment securities portfolio had an average maturity of approximately 6.11 years.

                                                                            (Dollars in Thousands)
                                                                            ----------------------
                                                               After One       After Five
                                                               Year But         Years But
                                             Within             Within           Within              After
                                             One Year         Five Years        Ten Years          Ten Years            Total
                                             --------         ----------        ---------          ---------            -----
                                         Amount     Yield   Amount    Yield   Amount    Yield    Amount   Yield    Amount    Yield
                                         ------     -----   ------    -----   ------    -----    ------   -----    ------    -----
AVAILABLE-FOR-SALE SECURITIES AT
  FAIR VALUE
  Federal Agency Obligations..........    $1,335    5.61%   $22,604   5.15%    $5,836    5.22%    $3,022   3.97%   $32,797    5.08%
  Obligations of State and Political
    Subdivisions......................         0    0.00%       413   6.70%     3,363    6.84%    11,975   7.14%    15.751    7.06%
  Corporate Securities................     1,007    4.18%     1,032   3.02%         0    0.00%     1,380   4.50%     3,419    3.97%
  Marketable Equity Securities........         0    0.00%         0   0.00%         0    0.00%     1,198   3.84%     1,198    3.84%
  Restricted Equity Securities........         0    0.00%         0   0.00%         0    0.00%       363   3.09%       363    3.09%
                                          ------            -------            ------            -------           -------
                TOTAL                     $2,342    4.99%   $24,049   5.12%    $9,199    5.81%   $17,938   6.10%   $53,528    5.55%
                                          ======            =======            ======            =======           =======

            Available-for-Sale securities are reported on the balance sheet at fair value. An adjustment to capital, net or deferred taxes, is the offset for this entry. The possibility of material price volatility in a falling interest rate environment is offset by the availability to us of restructuring the portfolio for gap positioning at any time through the securities classed as Available-for-Sale. All of our securities are Available-for-Sale. The impact of the fair value accounting was an unrealized gain, net of tax, on December 31, 2002 of $537,000 compared to an unrealized gain, net of tax, on December 31, 2001 of $75,000.

            Available-for-Sale securities total $53.5 at year-end 2002 compared to $57.1 at year-end 2001, or a decrease of 6.3%.

            The mix of securities in the portfolio is 61.3% Federal Agency Obligations, 29.4% Municipal Securities, 6.4% Corporate Securities and 2.9% Other. We do not engage in derivative investment products.

                                      LOANS

                                 LOAN PORTFOLIO
                                LOANS OUTSTANDING
                             (Dollars in thousands)

                                                 2002           2001         2000
                                                 ----           ----         ----
Commercial ...............................     $ 15,033       $ 13,091     $ 14,412
Tax-Exempt ...............................        3,535          1,947        2,747
Real Estate - Construction................        1,185          2,538        1,648
Real Estate ..............................      123,746        115,716      106,604
Personal .................................        7,902          9,962       12,317

                                               ------------------------------------
                                               $151,401       $143,254     $137,850
Unamortized Loan Fees, Net of Costs.......           76             15           (4)
Unearned Discount.........................         (139)          (279)        (486)
                                               ------------------------------------
Loans, Net                                     $151,338       $142,990     $137,360
                                               ====================================

            The loan portfolio grew 5.8% from $143 million in 2001 to $151.3 million in 2002. The percentage distribution in the loan portfolio was 82.5% in real estate loans at $124,931,000; 10% in commercial loans at $15,033,000; 5.2% in consumer loans at $7,902,000; and 2.3% in tax exempt loans at $3,535,000. Variable rate real estate loans were comprised of 1.7% with 5-year adjustable rates; 46.9% with 3-year adjustable rates; 14.9% with 1-year adjustable rates; and 3% with one-day to 3-month adjustable rates. Many 3-year and one-year adjustable rate loans have bi-weekly payments. The remaining 33.5% of real estate loans are fixed rates.

                           DEPOSITS AND BORROWED FUNDS

                    TABLE OF DISTRIBUTION OF AVERAGE DEPOSITS
                             (Dollars in thousands)

                                                       December 31,
                                                       ------------
                                           2002            2001           2000
                                           ----            ----           ----
Demand deposits.....................    $ 39,799        $ 36,210       $ 36,107
Savings deposits....................      34,898          29,672         30,772
Time deposits.......................      62,267          59,447         55,726
Time deposits, $100,000 and over....      29,143          24,272         17,169
                                        ---------------------------------------
Total...............................    $166,107        $149,601       $139,774
                                        =======================================

          TABLE OF MATURITY DISTRIBUTION OF TIME DEPOSITS OVER $100,000
                             (Dollars in thousands)


                                                          December 31,
                                                          ------------
                                              2002          2001          2000
                                              ----          ----          ----
Three months or less...................     $ 9,236       $ 6,446       $ 4,648
Over three months to six months........       5,769         4,225         1,960
Over six months to twelve months.......       8,123         7,493         5,889
Over twelve months.....................       8,063         7,895         9,419
                                            -----------------------------------
Total..................................     $31,191       $26,059       $21,916
                                            ===================================

            Total average deposits increased by 11% from $149.6 million at year-end 2001 to $166.1 million at year-end 2002. Average savings deposits increased to $34.9 million at year-end 2002 from $29.7 million at year-end 2001. Average time deposits increased 9.2% from $83.7 million at year-end 2001 to $91.4 million at year-end 2002. Average non-interest bearing demand deposits increased to $15.2 million for 2002 from $14.7 million for 2001. Average interest bearing NOW accounts increased 10.8% from $22.2 million for 2001 to $24.6 million for 2002.

            Short-term borrowings, securities sold under agreements to repurchase and day-to-day borrowings from the FHLB-Pgh decreased 12.6% from $19.8 million at year-end 2001 to $17.3 million at year-end 2002. Treasury Tax and Loan deposits held by us for the U.S. Treasury averaged $511,000 for 2002. One-day borrowings did not occur in 2002 and repurchase agreements averaged $17.5 million for 2002. Long-term borrowings, namely borrowings from the FHLB-Pgh, averaged $11.4 million for 2002.

                              NON-PERFORMING ASSETS
                         PAST DUE AND NON-ACCRUAL LOANS
                             (Dollars in thousands)

                                                                     Lease
                           Real     Installment                   Financing
              2002        Estate       Loans       Commercial    Receivables      Total
              ----        ------       -----       ----------    -----------      -----
Days 30-89............    $1,216        $112        $  513           $0          $1,814
Days 90 Plus..........        40          10             0            0              50
Non-accrual...........     1,279           6           837            0           2,122
                          -------------------------------------------------------------
Total.................    $2,535        $128        $1,350           $0          $4,013
                          -------------------------------------------------------------

                                                                Lease
                         Real     Installment                  Financing
          2001           Estate       Loans     Commercial    Receivables     Total
          ----           ------       -----     ----------    -----------     -----
Days 30-89...........    $  798       $142         $  9           $0          $  949
Days 90 Plus.........       915         28           26            0             969
Non-accrual..........       429         15          285            0             729
                         -----------------------------------------------------------
Total................    $2,142       $185         $320           $0          $2,647
                         ===========================================================

                                                                   Lease
                           Real     Installment                 Financing
            2000          Estate      Loans       Commercial   Receivables      Total
            ----          ------      -----       ----------   -----------      -----
Days 30-89...........     $1,053      $205           $ 82          $0           $1,340
Days 90 Plus.........        336         8              0           0              344
Non-accrual..........        282         0             30           0              312
                          ------------------------------------------------------------
Total................     $1,671      $213           $112          $0           $1,996
                          ============================================================


            At year-end 2002, loans 30-89 days past due totaled $1,841,000 compared to $949,000 at year-end 2001. Past due loans 90 days plus totaled $50,000 at year-end 2002 compared to $969,000 at year-end 2001. Non-accrual loans at year-end 2002 totaled $2,122,000 compared to $729,000 at year-end 2001. Overall, past due and non-accrual loans increased 51.6% from $2,647,000 at year-end 2001 to $4,013,000 at year-end 2002. During this same period of time, the ratio of net charge offs during the period to average loans outstanding during the period was .03%. (See Summary of Loan Loss Experience). We do not consider these percentages to be significant or material.

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

            Certain non-accrual loans may continue to perform, that is, payments were still being received generally, and the payments were applied to principal. These loans remain under constant scrutiny and if performance continues, interest income may be recorded on a cash basis based on management's judgment as to collectibility of principal.

                 ALLOWANCE FOR LOAN LOSSES AND RELATED PROVISION
                             (Dollars in Thousands)

                                                   Outstanding Balance at December 31,
                                                   -----------------------------------
                                       2002                      2001                    2000
                                       ----                      ----                    ----
                                         % of Loans                 % of Loans                % of Loans
                                         in Category               in Category               in Category
                                          to Total                   to Total                  to Total
                           Amount           Loans        Amount       Loans      Amount         Loans
                           ------           -----        ------       -----      ------         -----
Commercial ..........      $  406           13.00%       $  372         13%      $  173           13%
Real estate mortgages         723           82.00%          464         78%         318           78%
Consumer ............          66            5.00%           94          7%          79            9%
Unallocated .........         103             N/A            98        N/A          438          N/A
                           -------------------------------------------------------------------------
                           $1,298          100.00%       $1,028        100%      $1,008          100%
                           =========================================================================

            The allowance for loan losses was $1,298,000 at December 31, 2002, compared to $1,028,000 at December 31, 2001. This allowance equaled .87% and .72% of total loans, net of unearned income, at the end of

      2002 and 2001. This allowance was considered adequate based on delinquency trends and actual loans written as it relates to the loan portfolio.

            The loan loss reserve is analyzed quarterly and reviewed by the Bank's Board of Directors. The assessment of the loan policies and procedures during 2002 revealed no anticipated loss on any loans considered "significant". No concentration or apparent deterioration in classes of loans or pledged collateral was evident. Monthly loan meetings with the Bank Board's Credit Administration Committee reviewed new loans, delinquent loans and loan exceptions to determine compliance with policies.

            The schedule below presents a history of actual charge-offs and recoveries by category and related balances and ratios.

                         SUMMARY OF LOAN LOSS EXPERIENCE
                             (Dollars in thousands)

                                                                               Years Ended December 31,,
                                                                               -------------------------
                                                                           2002          2001           2000
                                                                           ----          ----           ----
Loans outstanding at end of  year                                        $151,338      $142,990      $137,360
                                                                         ====================================
Average loans outstanding....................................            $147,545      $139,219      $134,325
                                                                         ====================================
Allowance for loan losses:
Balance, beginning of year...................................            $  1,028      $  1,008      $    985
                                                                         ------------------------------------
Loans Charged-off:
      Commercial and industrial..............................                 (29)          (94)            0
      Real estate mortgages..................................                 (17)          (13)           (1)
      Consumer...............................................                 (54)          (82)          (97)
      Credit cards...........................................                   0             0             0
                                                                         ------------------------------------
Total loans charged-off......................................                (100)         (189)          (98)
                                                                         ------------------------------------
Recoveries:
      Commercial and industrial..............................                  19            14             5
      Real estate mortgages..................................                   0             0             3
      Consumer...............................................                  42            29            55
      Municipal leases.......................................                   0             0             0
      Credit cards...........................................                   0             3             4
                                                                         ------------------------------------
Total recoveries.............................................                  61            46            67
                                                                         ------------------------------------
Net loans charged-off........................................                 (39)         (143)          (31)
                                                                         ------------------------------------
Provision charged to expense.................................                 309           163            54
                                                                         ------------------------------------
Balance, end of year                                                     $  1,298      $  1,028      $  1,008
                                                                         ====================================
Ratio of net charge-offs during the year  to average loans
      outstanding during year                                                0.03%         0.10%         0.02%
                                                                         ====================================

            The allowance for loan losses is established through provisions for loan losses charged against income. Loans deemed to be uncollectible were charged against income. Loans deemed to be uncollectible were charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance.

            On January 1, 1995, we adopted Statement of Financial Accounting Standards No. 114, "Accounting for Creditors for Impairment of a Loan - Income Recognition and Disclosure." Under these standards, the allowance for loan losses related to loans that were identified for evaluation in accordance with Statement No. 114 which was based on discounted cash flows using the loan's initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. Prior to 1995, the allowance for loan losses related to these loans was based on undiscounted cash flows or the fair value of the collateral for collateral dependent loans. Statement No. 118 allowed the continued use of existing methods for income recognition on impaired loans and amends disclosure requirements to require information about the recorded investment in certain impaired loans and related income recognition on those loans. The allowance for loan losses was maintained at a level to be adequate to absorb estimated potential loan losses. Our periodic evaluations of the adequacy of the allowance for loan losses were based on past loan loss experience; known and inherent risks in the portfolio; adverse situations that may affect the borrower's ability to repay (including the timing of future payments); and other relevant factors. These evaluations were inherently subjective as they required material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. See "Factors That May Affect Future Results".

            No additional charge to operations was required to provide for the impaired loans since the total allowance for loan losses is estimated by management to be adequate to provide for the loan loss allowance required by SFAS No. 114 along with any other potential losses.

                                    LIQUIDITY

            Liquidity management is required to ensure that adequate funds will be available to meet anticipated and unanticipated deposit withdrawals, debt service payments, investment commitments, commercial and consumer loan demand, and ongoing operating expenses. Funding sources include principal repayments on loans, sales of assets, growth in core deposits, short and long-term borrowings, investment securities coming due, loan prepayments and repurchase agreements. Regular loan payments are a dependable source of funds, while the sale of investment securities, deposit growth and loan prepayments are significantly influenced by general economic conditions and the level of interest rates.

            We manage liquidity on a daily basis. We believe that our liquidity is sufficient to meet present and future financial obligations and commitments on a timely basis. However, see "Factors That May Affect Future Results".

            At December 31, 2002, cash and cash equivalents totaled $16,020,677 compared to $8,517,616 at December 31, 2001. Changes in cash were measured by changes in the three major classifications of cash flows known as operating, investing and financing activities.

            At December 31, 2002, net cash provided by operating activities equaled $2,643,687 which consisted mainly of net income adjusted for non-cash items such as depreciation, provision for loan losses, premium amortization on investment securities and deferred income tax.

            Net cash used for investing activities totaled $7,498,901 which was principally the result of $8,454,934 increase in loans and $4,215,746 excess of proceeds on sale and redemption of Available-for-Sale securities over the purchases of Available-for-Sale securities.

            Net cash provided by financing activities totaled $12,358,255 and consisted mainly of an increase in deposits of $16,461,354 and a decrease in short-term borrowings of $2,506,672.

                                CAPITAL RESOURCES

            Capital continues to be a strength for us.

            Capital is critical as it must provide growth, payment to shareholders, and absorption of unforeseen losses. The federal regulators provide standards that must be met. We are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material impact on our consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Our capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

            Quantitative measures established by federal banking regulation are to ensure capital adequacy require that we maintain minimum amounts and ratios (set forth in the following table) of Total and Tier I Capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I Capital (as defined) to average assets (as defined).

            As of December 31, 2002, the most recent notification from the Comptroller of the Currency, the Bank's primary federal regulator, categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the Table. There are no conditions or events since that notification that management believes have changed the institution's category.

            The Bank's actual capital amounts are ratios in the following table:

                                                                                                           To be Well
                                                                                                       Capitalized Under
                                                                                For Capital            Prompt Corrective
                                                       Actual                Adequacy Purposes         Action Provisions
                                                       ------                -----------------         -----------------
                                                 Amount         Ratio       Amount         Ratio      Amount        Ratio
                                                 ------         -----       ------         -----      ------        -----
As of December 31, 2002:
      Total Capital
            (To risk-weighted assets).......      $27,615       19.46%      $11,352        8.00%      $14,191       10.00%
      Tier I Capital
            (To risk-weighted assets).......      $26,303       18.53%      $ 5,682        4.00%      $ 8,524        6.00%
      Tier I Capital
            (To average assets).............      $26,303       11.77%      $ 8,939        4.00%      $11,174        5.00%

As of December 31, 2001:
      Total Capital
            (To risk-weighted assets).......      $26,989       19.82%      $10,894        8.00%      $13,618       10.00%
      Tier I Capital
            (To risk-weighted assets).......      $25,961       19.06%      $ 5,447        4.00%      $ 8,171        6.00%
      Tier I Capital
            (To average assets).............      $25,961       12.44%      $ 8,346        4.00%      $10,432        5.00%

            Our capital ratios are not materially different from those of the Bank.

            Dividend payouts are restricted by the Pennsylvania Business Corporation Law of 1988, as amended (the BCL). The BCL operates generally to preclude dividend payments if the effect thereof would render us unable to meet our obligations as they become due. As a practical matter, our payment of dividends is contingent upon our ability to obtain funding in the form of dividends from the Bank. Payment of dividends to us by the Bank is subject to the restrictions set forth in the National Bank Act. Generally, the National Bank Act would permit the Bank to declare dividends in 2003 of approximately $1,080,224 plus additional amounts equal to the net income earned in 2003 for the period January 1, 2003 through the date of declaration, less any dividends which may be paid in 2003.

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

                     STATEMENT OF INTEREST SENSITIVITY GAP
                             (Dollars in thousands)
                                DECEMBER 31, 2002

                                                               > 90 Days
                                                 90 Days           But         1 to 5       5 to 10         > 10
                                                 Or Less        < 1 Year        Years        Years          Years         Total
                                                 -------        --------        -----        -----          -----         -----
Short-term investments .....................      $ 16,021      $      0      $      0      $      0       $      0     $ 16,021
Securities Available-for-Sale (1) ..........        13,839        19,126        17,434         1,579          1,550       53,528
Loans (1) ..................................        35,529        37,800        66,090        11,796            123      151,338
                                                 -------------------------------------------------------------------------------
      Rate Sensitive Assets ................        65,389        56,926        83,524        13,375          1,673      220,887
                                                 -------------------------------------------------------------------------------
Deposits:
Interest-bearing demand deposits (2) .......      $  4,029      $  3,751      $ 20,005      $      0       $      0     $ 27,785
Savings (2) ................................         5,376         5,584        24,041                                    35,001
Time .......................................        31,245        35,656        27,202             0              0       94,103

Borrowed funds .............................        17,274             0             0             0              0       17,274
Long-term debt .............................             3             9           199        11,136              0       11,347
Shareholders' equity .......................           671         2,013         8,857         8,857          6,442       26,840
                                                  --------      --------      --------      --------      ---------     --------
      Rate Sensitive Liabilities and
        Shareholders' Equity ...............      $ 58,598      $ 47,013      $ 80,304      $ 19,993       $  6,442     $212,350
                                                  --------      --------      --------      --------      ---------     --------
Interest Sensitivity Gap ...................      $  6,791      $  9,913      $  3,220      $ (6,618)      $ (4,769)    $  8,537
Cumulative Gap .............................      $  6,791      $ 16,704      $ 19,924      $ 13,306       $  8,537     $      0

(1) Investments and loans are included at the earlier of repricing or maturity adjusted for the effects of prepayments.

(2) Interest bearing demand and savings accounts are included based on historical experience and managements' judgment about the behavior of these deposits in changing interest rate environments.

            At December 31, 2002, our cumulative gap positions and the potential earnings change resulting from a 200 basis point change in rates were within the internal risk management guidelines.

            Upon reviewing the current interest sensitivity scenario, declining interest rates could negatively affect net income because the Bank is asset-sensitive. In an increasing interest rate environment, net income could be positively affected because more assets than liabilities will reprice during a given period.

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

            In addition to gap analysis, the Bank uses earnings simulation to assist in measuring and controlling interest rate risk.

            The following table provides information about our financial instruments. The table presents the financial instruments including the expected cash flow over the next five years. In addition the average interest rate is shown for each period presented. The table also includes the fair market value for each category of financial instruments as of December 31, 2002. This presentation differs from the above gap report primarily due to presenting the financial instruments based on a contractual maturity as opposed to a repricing scenario as reflected in the above gap report.

                    PRINCIPAL / NOTIONAL AMOUNTS MATURING IN:
                              (Dollars in millions)

                                                                                                                            Fair
                                                                                                    There-                 Value
                                            2003       2004        2005       2006       2007       after      Total      12-31-02
                                            ----       ----        ----       ----       ----       -----      -----      --------
Rate sensitive assets:
Fixed interest loans (1)                   $ 9,955    $ 6,767     $ 5,389    $4,222     $ 3,872    $ 17,215   $ 47,420    $ 47,754
      Average interest rate                   7.71%      7.62%       7.36%     7.26%       7.21%       7.11%      7.38%
Variable interest rate loans (2)           $56,989    $21,497     $18,485    $  973     $   262    $  5,712   $103,918    $104,344
      Average interest rate                   5.53%      6.97%       5.91%     7.36%       7.13%       6,96%      5.99%
Fixed interest rate securities (1)         $ 1,335    $ 5,722     $ 2,180    $4,828     $10,287    $ 12,524   $ 36,876    $ 36,876
      Average interest rate                   5.61%      5.44%       3.20%     4.52%       5.20%       6.13%      5.83%
Variable interest rate securities (1)      $ 1,007    $   492     $   540    $    0     $     0    $14,613'   $ 16,652    $ 16,652
      Average interest rate                   4.18%      2.56%       2.35%     0.00%       0.00%       5.05%      4.89%
Other interest-bearing assets              $10,068    $     0     $     0    $    0     $     0    $  3,627   $ 13,695    $ 13,695
      Average interest rate                   1.22%      0.00%       0.00%     0.00%       0.00%       5.24%      2.37%
Rate sensitive liabilities:
Non-interest-bearing checking (2)          $ 6,094    $ 2,286     $ 2,286    $2,286     $ 2,286    $      0   $ 15,238    $ 15,238
      Average interest rate                   0.00%      0.00%       0.00%     0.00%       0.00%       0.00%      0.00%
Savings & interest-bearing checking (2)    $21,387    $ 8,020     $ 8,020    $8,020     $ 8,020    $      0   $ 53,467    $ 53,467
      Average interest rate                   0.75%      0.75%       0.75%     0.75%       0.75%       0.00%      0.75%
Money market accounts (2)                  $ 3,727    $ 1,398     $ 1,398    $1,398     $ 1,398    $      0    $ 9,319     $ 9,319
      Average interest rate                   0.97%     0.97%        0.97%     0.97%       0.97%       0.00%     0..97%
Time deposits (under $100,000)             $49,506    $ 5,081     $ 2,952    $1,011     $ 4,362    $      0    $62,912    $ 64,478
      Average interest rate                   4.81%      3.80%       3.61%     5.15%       4.58%       0.00%      4.60%
Time deposits (over 100,000)               $23,129    $ 3,402     $ 3,260    $  451     $  949'    $      0   $ 31,191    $ 31,789
      Average interest rate                   4.45%      4.45%       6.30%     5.75%       5.37%       0.00%      5.36%
Fixed interest rate borrowings             $     0    $     0     $     0    $    0     $     0    $    347     $  347    $    347
      Average interest rate                   0.00%      0.00%       0.00%     0.00%       0.00%       5.93%      5.93%
Variable interest rate borrowings          $17,274    $     0     $     0    $    0     $11,000    $      0   $ 28,274    $ 28,516
      Average interest rate                   1.89%      0.00%       0.00%     5.91%       5.91%       0.00%      3.47%

(1) Investments and loans are included at contractual maturity.

(2) Non interest-bearing checking, interest-bearing checking, savings and money market accounts are reflecting historical experience and management's judgment about the duration of these deposits.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for by this item can be found at Item 7 of this Annual Report under the caption "Interest Rate Risk Management" and is incorporated in its entirety by reference under this Item 7A.

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

DIRECTORS

At February 28, 2003, we had nine directors.

Our directors are divided into three classes: three directors are in Class 1; three directors are in Class 2; and three directors are in Class 3. Each director holds office for a three-year term. The terms of the classes are staggered, so that the term of office of one class expires each year.

The following information includes the age of each of our current directors, a recently-resigned director, and those persons who have been nominated to become a director upon their election at our 2003 annual meeting of stockholders. All directors of the Corporation are also directors of the Bank.

                   NAME              AGE                       PRINCIPAL OCCUPATION                            DIRECTOR SINCE
                   ----              ---                       --------------------                            --------------
     Don E. Bangs                     71      Secretary of the Corporation and the Bank.  Former                    1985
                                              owner of Bangs Insurance Agency and former agent for
                                              The Thrush Insurance Agency.
     Robert M. Brewington, Jr.        52      Owner of Sutliff Motors and Brewington Transportation
                                              (sales and service of cars and trucks; school bus                     1996
                                              contractor).

     Edward L. Campbell               64      President of ELC Enterprises, Inc. and the sole
                                              proprietor of Heritage Acres Christmas tree sales.                    1985

     Lance O. Diehl                   37      President of the Corporation and the Bank and Director                2003
                                              since February 13, 2003; Chief Executive Officer of
                                              the Corporation and the Bank since January 1, 2003.
                                              Former Executive Vice President of the Bank for Branch
                                              Operations and Marketing.

     Elwood R. Harding, Jr.           56      Attorney-at-Law and President of Premier Real Estate                  1984
                                              Settlement Services, Inc. (title insurance) and since
                                              January 1, 2003, Vice Chairman of the Corporation and
                                              the Bank.

     William F. Hess                  69      Former Chairman of the

                                              Corporation and the Bank.                                             1983
                                              Dairy farmer.

     Rodney B. Keller                 52      Community Development Director for PPL Electric                       2000
                                              Utilities. Resigned as Director on February 13, 2003.

     Willard H. Kile, Jr., D.M.D.     48      Partner of Kile & Robinson LLC (dentists); Partner of                 2000
                                              Kile & Kile Real Estate.

     Charles E. Long                  67      Retired.  Former President of Long Supply Co., Inc. (a                1993
                                              wholesaler and retailer of hardware and masonry
                                              products).

     Paul E. Reichart                 65      Chairman of the Corporation and the Bank since January                1983
                                              1, 2003.  Former Vice Chairman of the Corporation and
                                              the Bank. President of the Corporation and the Bank
                                              until February 13, 2003. Former Chief Executive
                                              Officer until January 1, 2003.

PRINCIPAL OFFICERS

Our principal officers are appointed by the Board of Directors and serve at the will of the Board of Directors, subject to certain change in control agreements discussed later in this report. The following information is presented for those persons who were principal officers at December 31, 2002:

                                                              HELD    EMPLOYEE
                             NAME & POSITION                 SINCE      SINCE     AGE
                             ---------------                 -----      -----     ---
William F. Hess,                                              1998        *        69
Chairman
Don E. Bangs,
Secretary                                                     1993        *        71
Paul E. Reichart,
President and Chief Executive Officer, and Vice Chairman      1985       1960      65
Virginia D. Kocher
Treasurer and Assistant Secretary                             1991       1972      55

* Not an employee of the Company and the Bank.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

Executive officers and directors and "beneficial owners" of more than ten percent of our common stock must file initial reports of ownership and reports of changes in ownership with the SEC pursuant to Section 16(a).

We have reviewed the reports and written representations from the executive officers and directors. Based on this review, we believe that all filing requirements were met during 2002.

ITEM 11. EXECUTIVE COMPENSATION

This section of the report contains charts that show the amount of compensation earned by our executive officers whose salary and bonus exceeded $100,000 for 2002. It also contains the performance graph comparing our performance relative to a peer group and the report of our human resource committee explaining the compensation philosophy for our most highly paid officers.

                          SUMMARY COMPENSATION TABLE(1)

                                                                        ANNUAL COMPENSATION
                                                                        -------------------
         NAME AND PRINCIPAL                FISCAL                                  OTHER ANNUAL          ALL OTHER


                POSITION                    YEAR      SALARY($)     BONUS($)    COMPENSATION(2)($)    COMPENSATION(3)($)
                --------                    ----      ---------     --------    ------------------    ------------------
Paul E. Reichart                            2002       100,211      31,470(4)         10,200                3,727
President and Chief                         2001        98,302      31,333(5)          9,600                4,471
Executive Officer(7)                        2000        94,439      31,598(6)          9,600                4,284

(1) From January 1, 2000 through December 31, 2002, the Corporation did not pay any long-term compensation in the form of stock options, stock appreciation rights, restricted stock or any other long-term compensation, nor did it make any long-term incentive plan payments. Accordingly, no such information is presented in the summary compensation table set forth above. No such arrangements are currently in effect.

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

(4) Includes $15,000 as a life insurance premium payment for a deferred compensation plan; $4,101 as a cash bonus representing 4% of base salary; $4,764 as a contribution to the bank's profit sharing plan; $1,572 representing 50% up to 3% matching contribution to Mr. Reichart's 401K plan; $325 representing car expense; and $5,708 representing cafeteria plan benefits.

(5) Includes $15,000 as a life insurance premium payment for a deferred compensation plan; $3,513 as a cash bonus representing 3 -1/2 % of base salary; $5,349 as a contribution to the bank's profit sharing plan; $1,538 representing 50% up to 3% matching contribution to Mr. Reichart's 401K plan; $704 representing car expense; and $5,229 representing cafeteria plan benefits.

(6) Includes $15,000 as a life insurance premium payment for a deferred compensation plan; $4,212 as a cash bonus representing 4% of base salary; $5,430 as a contribution to the bank's profit sharing plan; $1,300 representing 50% up to 3% matching contribution to Mr. Reichart's 401K plan; $718 representing car expense; and $4,938 representing cafeteria plan benefits.

(7)   Mr. Reichart retired from this position in January 2003.

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

The Human Resource Committee annually conducts a full review of our executives and their performance in determining compensation levels. For 2002, the Human Resource Committee considered various qualitative and quantitative indicators of the Company and individual performance in determining the level of compensation for President and Chief Executive Officer and other executive officers. The review included an evaluation of the Company's performance both on a short- and long-term basis. This review included an analysis of quantitative measures, such as Return on Equity. The Human Resource Committee considered also qualitative measures such as leadership, experience, strategic direction, community representation and social responsibility. The Human Resource Committee has been sensitive to management's maintaining a balance between actions that foster long-term value creation and short-term performance. In addition, the Human Resource Committee evaluates total executive compensation in light of the operational and financial performance and compensation practices of the commercial banking industry in the Pennsylvania region.

Base salaries are reviewed each year and generally adjusted relative to individual performance and competitive salaries with the commercial banking industry in the Pennsylvania region.

A base salary increase of 3.63% was made to all executives in 2002. Actual salaries will continue to be set according to the scope of the responsibilities of each executive officer's position.

DEFERRED COMPENSATION AGREEMENTS FOR EXECUTIVE OFFICERS

Paul E. Reichart has served as the Corporation's and the Bank's President and Chief Executive Officer from 1985 to 2003. Mr. Reichart was named Vice Chairman in 1998. J. Jan Girton has served as the Executive Vice President, Chief Operating Officer and Assistant Secretary of the Bank since 1987. As a result of Messrs. Reichart's and Girton's active involvement and experience in the affairs of the Bank, the Bank has depended upon, and continues to depend upon, their continued employment. The Bank does not maintain employment agreements or keyman insurance, other than the deferred compensation agreements described below, with respect to Messrs. Reichart and Girton. In 1992, the Bank entered into agreements with Paul E. Reichart, the former President and Chief Executive Officer of the Corporation and the Bank, and J. Jan Girton, Executive Vice President, Chief Operating Officer and Assistant Secretary of the Bank, to establish a non-qualified deferred compensation plan for these officers.

Each officer is deferring compensation in order to participate in his deferred compensation plan. If the officer continues to serve as an officer of the Bank until he attains 65 years of age, the Bank has agreed to pay him 120 guaranteed consecutive monthly payments commencing on the first day of the month following the officer's 65th birthday. Each officer's guaranteed monthly payment is based upon the future value of life insurance purchased with the compensation the officer has deferred. If the officer attains 65 years of age but dies before receiving all of the guaranteed monthly payments, then the Bank will make the remaining payments to the officer's designated beneficiary or to the representative of his estate. In the event that the officer dies while serving as an officer, but prior to age 65 years of age, then the Bank will remit the guaranteed monthly payments to the officer's designated beneficiary or to the representative of his estate. The Bank has obtained life insurance (designating the bank as the beneficiary) on the life of each participating officer in an amount which is intended to cover the Bank's obligations under the deferred compensation plan, based upon certain actuarial assumptions. In 2002 the Bank accrued $87,139 as an expense for the deferred compensation plan.

During 2002, the agreements with the two executive officers were modified. Under one agreement, Mr. Reichart will receive $225,000 payable monthly over a 10 year period commencing in February 2003. Under the other agreement, Mr. Girton will receive $175,000 payable monthly over a 10 year period commencing in April 2003. This second agreement will also provide post employment health care benefits to the executive officer until the attainment of age 65. As of December 31, 2002 and 2001, the net cash value of insurance policies was $292,515 and $254,936, respectively, and the total accrued liability, equal to the present value of these obligations, was $314,674 and $227,535, respectively, relating to these executive officers' deferred compensation agreements and the accrued liability related to the post employment health care benefit was $14,668 as of December 31, 2002.

Additionally, during December 2002, the Bank purchased $3,000,000 of bank-owned life insurance policies covering certain of its employees. The amount of net cash values of insurance policies and total accrued liabilities are included in other assets and accrued interest and other expenses, respectively, on the consolidated balance sheets.

FIVE YEAR PERFORMANCE GRAPH

The following graph and table compare the cumulative total stockholder return on our common stock during the five-year period ending on December 31, 2002, with
(i) the cumulative total return on the SNL Securities Corporation Performance Index (1) for 35 publicly-traded banks with under $250 million in total assets in the Middle Atlantic area (2), and (ii) the cumulative total return for all United States stocks traded on the NASDAQ Stock market. The comparison assumes the value of the investment in our common stock and each index was $100 on December 31, 1997, and assumes further the reinvestment of dividends into the applicable securities. The stockholder return shown on the graph and table below is not necessarily indicative of future performance.

                              [BANCORP LINE CHART]

                                                           PERIOD ENDING
                                -------------------------------------------------------------------------
INDEX                           12/31/97    12/31/98     12/31/99     12/31/00     12/31/01     12/31/02
---------------------------------------------------------------------------------------------------------
CCFNB Bancorp, Incorporated       100.00      111.33        88.65        75.67       108.70       116.03
NASDAQ - Total US*                100.00      140.99       261.48       157.42       124.89        86.33
SNL <$250M Bank Index             100.00       95.06        83.47        82.64       103.04       126.62

*Source: CRSP, Center for Research in Security Prices, Graduate School of Business, The University of Chicago 2003.

Used with permission. All rights reserved. crsp.com.

SNL FINANCIAL LC                                                  (434) 977-1600
(C)2003

Notes:

      A. The lines represent monthly index levels derived from compounded daily returns that include all dividends.

      B. The indexes are reweighted daily, using the market capitalization on the previous trading day.

      C. If the monthly interval, based on the fiscal year-end, is not a trading day, the preceding day is used.

      D. The index level for all series was set to $100 on 12/31/97.

      (1) SNL Securities is a research and publishing firm specializing in the collection and dissemination of data on the banking, thrift and financial services industries.

      (2) The Middle Atlantic area comprises the states of Delaware, Pennsylvania, Maryland, New Jersey and New York, the District of Columbia and Puerto Rico.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

This section describes how much stock our directors, executive officers own. It also describes the persons or entities that own more than 5% of our voting stock.

STOCK OWNED BY DIRECTORS, NOMINEES FOR DIRECTOR AND EXECUTIVE DIRECTORS

This table indicates the number of shares of Common Stock owned by the executive officers and directors as of February 28, 2003. The aggregate number of shares owned by all directors and executive officers is 4.79%. Unless otherwise noted, each individual has sole voting and investment power for the shares indicated below.

          NAME OF INDIVIDUAL                      AMOUNT AND NATURE OF
         OF IDENTITY OF GROUP                   BENEFICIAL OWNERSHIP(1)     PERCENT OF CLASS
         --------------------                   -----------------------     ----------------
Don E. Bangs                                            8,670.743                 ---
Robert M. Brewington, Jr.                               8,279.407                 ---
Edward L. Campbell                                      6,152.755                 ---
Lance O. Diehl                                            202.491                 ---
Elwood R. Harding, Jr.                                 15,546.940                1.21%
William F. Hess                                         4,542.192                 ---
Willard H. Kile, Jr.                                    2,851.014                 ---
Virginia D. Kocher                                        391.000                 ---
Charles E. Long                                         6,482.999                 ---
Paul E. Reichart                                        8,551.000                 ---
All Officers and Directors as a group
   (9 directors, 3 nominees, 5 officers,
        10 persons in total)                           61,670.541                4.79%

(1) Includes shares held (a) directly, (b) jointly with a spouse, (c) individually by spouse, (d) by the transfer agent in the Corporation's dividend reinvestment account, (e) in the 401(k) plan, and (f) in various trusts.

VOTING STOCK OWNED BY "BENEFICIAL OWNER"

We know of no persons or entities who own beneficially more than five percent of our common stock as of February 28, 2003.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We encourage our directors and executive officers to have banking and financial transactions with the Bank. All of these transactions are made on comparable terms and with similar interest rates as those prevailing for other customers.

The total consolidated loans made by the Bank at December 31, 2002, to its directors and officers as a group, members of their immediate families and companies in which they have a 10% or more ownership interest was $6,527,490 or approximately 24.3% of our total consolidated capital accounts. The largest amount for all of these loans in 2002 was $6,527,490 million or approximately 24.3% of our total consolidated capital accounts. These loans did not involve more than the normal risk of collectibility nor did they present other unfavorable features.

ITEM 14. CONTROLS AND PROCEDURES

EVALUATION OF OUR DISCLOSURE CONTROLS AND INTERNAL CONTROLS. Within the 90-day period prior to the date of this report on Form 10-K, we evaluated the effectiveness of the design and operation of our "disclosure controls and procedures" (Disclosure Controls), and our "internal controls and procedures for financial reporting" (Internal Controls). This evaluation (the Controls Evaluation) was done under the supervision and with the participation of management, including our Chief Executive Officer (CEO) and Principal Financial Officer (Treasurer). Rules adopted by the SEC require that, in this section of this report, we present the conclusions of the CEO and the Treasurer about the effectiveness of our Disclosure Controls and Internal Controls based on and as of the date of the Controls Evaluation.

CEO AND TREASURER CERTIFICATIONS. Appearing at Exhibits 99B, 99C, 99D and 99E of this report are two separate forms of "Certifications" for each of the CEO and the Treasurer. The form of Certification at Exhibits 99D and 99E is required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certification). This section of this report which you are currently reading is the information concerning the Controls Evaluation referred to in the Section 302 Certification and this information should be read in conjunction with the
Section 302 Certification for a more complete understanding of the topics presented.

DISCLOSURE CONTROLS AND INTERNAL CONTROLS. Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (Exchange Act), such as this report, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and Treasurer, as appropriate, to allow timely decisions regarding required disclosure. We design Internal Controls procedures with the objective of providing reasonable assurance that: (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principals.

LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS. Our management, including the CEO and Treasurer, does not expect that our Disclosure Controls or our Internal Controls will prevent all error or all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control systems are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits or controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company and the Bank have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies and procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

SCOPE OF THE CONTROLS EVALUATION. The CEO and Treasurer evaluation of our Disclosure Controls and Internal Controls included a review of the controls' objectives and design, the control's implementation by us and the Bank and the effect of the controls on the information generated for use in this report. In the course of the Controls Evaluation, we sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation will be done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in our Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K. Our Internal Controls are also evaluated on an ongoing basis by our Outside Internal Auditors, by other personnel in the Bank and by our external independent auditors in connection with their audit and review activities. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and Internal Controls and to make modifications as necessary. Our intent in this regard is that the Disclosure Controls and Internal Controls will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant.

Among other matters, we sought in our evaluation to determine whether there were any "significant deficiencies" or "material weaknesses" in our and the Bank's Internal Controls, or whether we had identified any acts of fraud involving personnel who have a significant role in our and the Bank's Internal Controls. This information was important both for the Controls Evaluation generally and because items 5 and 6 in the Section 302 Certifications of the CEO and Treasurer require that the CEO and Treasurer disclose that information to our Board's Audit Committee and to our independent auditors and to report on related matters in this section of our Annual Report. In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions"; these are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. A "material weakness" is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. In addition, we sought to deal with other controls matters in the Controls Evaluation, and in each case if a problem was identified, we considered what revision, improvement and/or correction to make in accord with our on-going procedures.

In accord with SEC requirements, the CEO and Treasurer note that, since the date of the Controls Evaluation (Evaluation Date) to the date of this Annual Report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

CONCLUSIONS. Based upon the Controls Evaluation, our CEO and Treasurer have concluded that, subject to the limitations noted above, our Disclosure Controls are effective to ensure that material information relating to CCFNB Bancorp, Inc. and its consolidated subsidiaries is made known to management, including the CEO and Treasurer, particularly during the period when our Exchange Act periodic reports are being prepared, and that our Internal Controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

(b) Reports on Form 8-K

We filed no current reports on Form 8-K during the quarter ended December 31, 2002.

(c) Exhibits required by Item 601 of Regulation S-K:

Exhibit Number Referred to
Item 601 of Regulation SK           Description of Exhibit
-------------------------           ----------------------
         2                                   None.
         3                                   None.
         4                                   None.
         9                                   None.
         10                                  None.
         11                                  None.
         12                                  None.
         13                   Portions of the Annual Report to Stockholders for
                              Fiscal Year-ended December 31, 2002.
         16                                  None.
         18                                  None.
         21                   List of Subsidiaries of the Company.
         22                                  None.
         23                                  None.
         24                                  None.
        99A                   SEC Guide 3 Financial Information.
        99B                   CEO certification pursuant to 18 U.S.C. Section 1350, as
                              adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
        99C                   Principal Financial Officer certification pursuant to 18
                              U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
        99D                   CEO certification pursuant to Section 302 of the
                              Sarbanes-Oxley Act of 2002
        99E                   Principal Financial Officer certification pursuant to
                              Section 302 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CCFNB BANCORP, INC.
               (Bancorp)

By:   /s/ Lance O. Diehl                                                                Date:   March 27, 2003
     ------------------------------------------------------
       Lance O. Diehl
       President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:   /s/ Don E. Bangs                                                                  Date:   March 27, 2003
     ------------------------------------------------------
       Don E. Bangs
       Director and Secretary


By:   /s/ Robert M. Brewington, Jr.                                                     Date:   March 27, 2003
     ------------------------------------------------------
       Robert M. Brewington, Jr.
       Director


By:   /s/ Edward L. Campbell                                                            Date:   March 27, 2003
     ------------------------------------------------------
       Edward L. Campbell
       Director


By:   /s/ Lance O. Diehl                                                                Date:   March 27, 2003
     ------------------------------------------------------
       Lance O. Diehl
       President, Chief Executive Officer and Director


By:   /s/ Elwood R. Harding Jr.                                                         Date:   March 27, 2003
     ------------------------------------------------------
       Elwood R. Harding, Jr.
       Director and Vice Chairman of the Board


By:   /s/ William F. Hess                                                               Date:   March 27, 2003
     ------------------------------------------------------
       William F. Hess
       Director


By:   /s/ Willard H. Kile, Jr., DMD                                                     Date:   March 27, 2003
     ------------------------------------------------------
       Willard H. Kile, Jr., DMD
       Director


By:   /s/ Charles E. Long                                                               Date:   March 27, 2003
     ------------------------------------------------------
       Charles E. Long
       Director

By:   /s/ Paul E. Reichart                                                              Date:   March 27, 2003
     ------------------------------------------------------
       Paul E. Reichart
       Director , Chairman of the Board


By:   /s/ Virgnia D. Kocher                                                             Date:   March 27, 2003
     ------------------------------------------------------
       Virginia D. Kocher
       Treasurer and Assistant Secretary
       (Principal Financial and Accounting Officer)

                                INDEX TO EXHIBITS

Item Number     Description                                                               Page
-----------     -----------                                                               ----
    13          Portions of the Annual Report to Stockholders for the
                Fiscal Year-ended December 31, 2002...................................     44
    21          List of Subsidiaries of the Company...................................     68
    99A         SEC Guide 3 Financial Information.....................................     69
    99B         CEO certification pursuant to 18 U.S.C. Section 1350,
                as adopted pursuant to Section 906 of the
                Sarbanes-Oxley Act of 2002............................................     73
    99C         Principal Financial Officer certification pursuant to 18 U.S.C.
                Section 1350, as adopted pursuant to Section 906 of the
                Sarbanes-Oxley Act of 2002............................................     74
    99D         CEO certification pursuant to Section 302 of the
                Sarbanes-Oxley Act of 2002............................................     75
    99E         Principal Financial Officer certification pursuant to
                Section 302 of the Sarbanes-Oxley Act of 2002.........................     76