Form 10-Q
period 2003-03-31
CCFNB BANCORP INC
filed 2003-05-14
CIK 731122

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

For the quarterly period ended March 31, 2003

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

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirings for the past 90 days. Yes [X] No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 1,287,004 shares of $1.25 (par) common stock were outstanding as of April 28, 2003.

                       CCFNB BANCORP, INC. AND SUBSIDIARY

                                 MARCH 31, 2003

                                   INDEX 10-Q

PART I  - FINANCIAL INFORMATION:

        - Consolidated Balance Sheets                                       1

        - Consolidated Statements of Income                                 2

        - Consolidated Statements of Cash Flows                             3

        - Notes to Consolidated Financial Statements                      4 - 14

        - Report of Independent Certified Public Accountants               15

        - Management's Discussion and Analysis of Consolidated
          Financial Condition and Results of Operations                  16 - 23

PART II - OTHER INFORMATION                                              24 - 28

SIGNATURES                                                                 29

CCFNB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

                                                                    MARCH
                                                                  31, 2003    DECEMBER
                                                                  UNAUDITED   31, 2002
                                                                  ---------   --------
ASSETS
Cash and due from banks.......................................    $  5,013    $  5,953
Interest-bearing deposits with other banks....................       4,055       8,010
Federal funds sold............................................       3,008       2,057
Investment securities:
  Securities Available-for-Sale...............................      57,277      53,527
Loans, net of unearned income.................................     149,066     151,338
Allowance for loan losses.....................................       1,350       1,298
                                                                  --------    --------
  Net loans...................................................    $147,716    $150,040
Premises and equipment........................................       4,378       4,415
Other real estate owned.......................................          43          68
Cash surrender value life insurance...........................       3,674       3,627
Accrued interest receivable...................................         859         894
Other assets..................................................         620         441
                                                                  --------    --------
     TOTAL ASSETS.............................................    $226,643    $229,032
                                                                  ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits:
  Non-interest bearing........................................    $ 14,749    $ 15,238
  Interest bearing............................................     156,967     156,889
                                                                  --------    --------
     Total Deposits...........................................    $171,716    $172,127
Short-term borrowings.........................................      15,227      17,274
Long-term borrowings..........................................      11,344      11,347
Accrued interest and other expenses...........................       1,291       1,332
Other liabilities.............................................          28         112
                                                                  --------    --------
     TOTAL LIABILITIES........................................    $199,606    $202,192
                                                                  --------    --------

STOCKHOLDERS' EQUITY
Common stock, par value $1.25 per share; authorized
  5,000,000 shares; issued and outstanding 1,289,004 shares
  in 2003 and 1,292,724 shares in 2002........................    $  1,611    $  1,616
Surplus.......................................................       3,922       4,009
Retained earnings.............................................      20,980      20,679
Accumulated other comprehensive income (loss).................         524         536
                                                                  --------    --------
     TOTAL STOCKHOLDERS' EQUITY...............................    $ 27,037    $ 26,840
                                                                  --------    --------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...............    $226,643    $229,032
                                                                  ========    ========

See accompanying notes to Consolidated Financial Statements.

CCFNB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS EXCEPT PER SHARE DATA)
UNAUDITED

                                                                           FOR THE THREE
                                                                           MONTHS ENDING
                                                                              MARCH 31,
                                                                           ------------
                                                                         2003          2002
                                                                         ----          ----
INTEREST INCOME
Interest and fees on loans:
  Taxable..........................................................   $    2,333    $    2,472
  Tax-exempt.......................................................           45            32
Interest and dividends on investment securities:
  Taxable interest.................................................          340           456
  Tax-exempt interest..............................................          184           206
  Dividends........................................................           16            16
Interest on federal funds sold.....................................           12             3
Interest on deposits in other banks................................           14            17
                                                                      ----------    ----------
     TOTAL INTEREST INCOME.........................................   $    2,944    $    3,202
                                                                      ----------    ----------

INTEREST EXPENSE
Interest on deposits...............................................   $    1,017    $    1,169
Interest on short-term borrowings..................................           80            83
Interest on long-term borrowings...................................          168           168
                                                                      ----------    ----------
     TOTAL INTEREST EXPENSE........................................   $    1,265    $    1,420
                                                                      ----------    ----------

Net interest income................................................   $    1,679    $    1,782
Provision for loan losses..........................................           50            24
                                                                      ----------    ----------
     NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES...........   $    1,629    $    1,758
                                                                      ----------    ----------

NON-INTEREST INCOME
Service charges and fees...........................................   $      183    $      162
Trust department income............................................           36            48
Other income.......................................................          107            33
                                                                      ----------    ----------
     TOTAL NON-INTEREST INCOME.....................................   $      326    $      243
                                                                      ----------    ----------

NON-INTEREST EXPENSES
Salaries and wages.................................................   $      525    $      534
Pensions and other employee benefits...............................          186           184
Occupancy expense, net.............................................          103            89
Furniture and equipment expense....................................          118           154
Other operating expenses...........................................          384           349
                                                                      ----------    ----------
     TOTAL NON-INTEREST EXPENSES...................................   $    1,316    $    1,310
                                                                      ----------    ----------

Income before income taxes.........................................   $      639    $      691
Income tax expense.................................................          132           159
                                                                      ----------    ----------
     NET INCOME....................................................   $      507    $      532
                                                                      ==========    ==========

PER SHARE DATA
Net income.........................................................   $      .39    $      .40
Cash dividends.....................................................   $      .16    $      .15
Weighted average shares outstanding................................    1,289,815     1,320,694

See accompanying notes to Consolidated Financial Statements.

CCFNB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
UNAUDITED

                                                                          FOR THE THREE
                                                                          MONTHS ENDING
                                                                             MARCH 31,
                                                                             ---------
                                                                        2003         2002
                                                                        ----         ----
OPERATING ACTIVITIES
Net income........................................................   $    507      $    532
Adjustments to reconcile net income to net cash provided by
 operating activities:
   Provision for loan losses......................................         50            24
   Depreciation and amortization..................................         95           126
   Premium amortization on investment securities..................        105            58
   Discount accretion on investment securities....................        (12)           (6)
   Deferred income taxes (benefit)................................        (25)           (8)
   (Gain) on sales of investment securities Available-for-Sale....          0             0
   (Gain) on sale of mortgage loans...............................        (14)            0
   Proceeds from sale of mortgage loans...........................      1,221             0
   Originations of mortgage loans for resale......................     (1,207)            0
   (Gain) on sale of other real estate owned......................        (12)            0
   (Gain) loss from investment in insurance agency................          6             8
   (Increase) decrease in accrued interest receivable and
     other assets.................................................       (150)         (201)
   Net increase in cash surrender value of bank owned life
     insurance....................................................        (47)          (12)
   Increase (decrease) in accrued interest, other expenses and
     other liabilities............................................        (93)          (62)
                                                                     --------      --------
     NET CASH PROVIDED BY OPERATING ACTIVITIES....................   $    424      $    459
                                                                     --------      --------

INVESTING ACTIVITIES
Purchase of investment securities Available-for-Sale..............   $(16,164)     $ (5,000)
Proceeds from sales, maturities and redemptions of investment
  securities Available-for-Sale...................................     12,304         8,791
Net (increase) decrease in loans..................................      2,273        (2,384)
Purchases of premises and equipment...............................        (59)          (58)
Proceeds from sale of other real estate owned.....................         37             0
                                                                     --------      --------
     NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES..........   $ (1,609)     $  1,349
                                                                     --------      --------

FINANCING ACTIVITIES
Net increase (decrease) in deposits...............................   $   (411)     $  3,686
Net increase (decrease) in short-term borrowings..................     (2,047)         (182)
Net increase (decrease) in long-term borrowings...................         (3)           (3)
Acquisition of treasury stock.....................................       (144)         (245)
Proceeds from issuance of common stock............................         52            51
Cash dividends paid...............................................       (206)         (197)
                                                                     --------      --------
     NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES..........   $ (2,759)     $  3,110
                                                                     --------      --------
     INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.............   $ (3,944)     $  4,918

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD..................     16,020         8,518
                                                                     --------      --------
      CASH AND CASH EQUIVALENTS AT END OF PERIOD..................   $ 12,076      $ 13,436
                                                                     ========      ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
  Interest........................................................   $  1,332      $  1,506
  Income taxes....................................................   $      0      $     68

See accompanying notes to Consolidated Financial Statements.

CCFNB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2003

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The accounting and reporting policies of CCFNB Bancorp, Inc. and Subsidiary (the "Corporation") are in accordance with the accounting principles generally accepted in the United States of America and conform to common practices within the banking industry. The more significant policies follow:

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

         Real estate mortgage loans held for resale are carried at the lower of cost or market on an aggregate basis. These loans are sold with limited recourse to the Corporation.

         PAST DUE LOANS - Generally, a loan is considered past due when a payment is in arrears for a period of 10 or 15 days, depending on the type of loan. Delinquent notices are issued at this point and collection efforts will continue on loans past due beyond 60 days which have not been satisfied. Past due loans are continually evaluated with determination for charge-off being made when no reasonable chance remains that the status of the loan can be improved.

         NON-ACCRUAL LOANS - Generally, a loan is classified as non-accrual, with the accrual of interest on such a loan discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectibility of principal or interest, even though the loan currently is performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on non-accrual status, unpaid interest credited to income in the current year is reversed, and unpaid interest accrued in prior years is charged against the allowance for loan losses. Certain non-accrual loans may continue to perform, wherein, payments are still being received with those payments generally applied to principal. Non-accrual loans remain under constant scrutiny and if performance continues, interest income may be recorded on a cash basis based on management's judgement as to collectibility of principal.

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

         DERIVATIVES

         The Bank has outstanding loan commitments that relate to the origination of mortgage loans that will be held for resale. Pursuant to Statement of Financial Accounting Standards (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" and the guidance contained in the Derivatives Implementation Group Statement 133 Implementation Issue No. C 13, the Bank has accounted for such loan commitments as derivative instruments. The effective date of the implementation guidance was the first day of the first fiscal quarter beginning after April 10, 2002. The outstanding loan commitments in this category did not give rise to any losses for the period ended March 31, 2003 and the year ended December 31, 2002, as the fair market value of each outstanding loan commitment exceeded the Bank's cost basis in each loan commitment.

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

         MORTGAGE SERVICING RIGHTS

         The Corporation originates and sells real estate loans to investors in the secondary mortgage market. After the sale, the Corporation retains the right to service these loans. When originated mortgage loans are sold and servicing is retained, a servicing asset is capitalized based on relative fair value at the date of sale. Servicing assets are amortized as an offset to other fees in proportion to, and over the period of, estimated net servicing income. The unamortized cost is included in other assets in the accompanying consolidated balance sheet. The servicing rights are periodically evaluated for impairment based on their relative fair value.

         OTHER REAL ESTATE OWNED

         Real estate properties acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value on the date of foreclosure establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less cost to sell and is included in other assets. Revenues derived from and costs to maintain the assets and subsequent gains and losses on sales are included in other non-interest income and expense.

         BANK OWNED LIFE INSURANCE

         The Corporation invests in Bank Owned Life Insurance (BOLI). Purchase of BOLI provides life insurance coverage on certain employees with the Corporation being owner and beneficiary of the policies.

         INVESTMENT IN INSURANCE AGENCY

         On January 2, 2001, the Corporation acquired a 50% interest in a local insurance agency, a corporation organized under the laws of the Commonwealth of Pennsylvania. The income or loss from this investment is accounted for under the equity method of accounting. The carrying value of this investment as of March 31, 2003 and December 31, 2002 was $159,293 and $165,431, respectively, and is carried in other assets in the accompanying consolidated balance sheets.

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

         PER SHARE DATA

         Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share", requires dual presentation of basic and diluted earnings per share. Basic earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding at the end of each period. Diluted earnings per share is calculated by increasing the denominator for the assumed conversion of all potentially dilutive securities. The Corporation does not have any securities which have or will have a dilutive effect, accordingly, basic and diluted per share data are the same.

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

         RECENT ACCOUNTING PRONOUNCEMENTS

         Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" is generally effective for fiscal years beginning after December 31, 2001, and addresses the financial accounting and reporting for acquired goodwill and other intangible assets and replaces APB Opinion No. 17 "Intangible Assets". The statement addresses how intangible assets that are acquired individually or with a group or other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. Goodwill and other intangible assets with an indefinite useful life should not be amortized but should be tested for impairment at least annually. Intangibles that are separable from goodwill and that have a determinable useful life should be amortized over the determinable useful life. The standard does not have any impact on the Corporation's consolidated financial condition or results of operations.

         Statement of Financial Accounting Standards (SFAS) No. 143 "Accounting for Asset Retirement Obligations" is generally effective for financial statements for fiscal years beginning after June 15, 2002. The statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction development and (or) the normal operation of a long-lived asset. The Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This standard is not expected to have any impact on the Corporation's consolidated financial condition or results of operations.

         Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets" is generally effective for financial statements issued for fiscal years beginning after December 15, 2001, and for interim periods within those fiscal years. The statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The statement replaces FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a "segment of a business" (as previously defined in that opinion). The statement also amends ARB No. 51, "Consolidated Financial Statements", to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. This standard does not have any impact on the Corporation's consolidated financial conditions or results of operations.

         Statement of Financial Accounting Standards (SFAS) No. 145, "Recession of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections" is generally effective for financial statements issued on or after May 15, 2002. The statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". The statement amends FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. This standard does not have any impact on the Corporation's consolidated financial condition or results of operations.

         Statement of Financial Accounting Standards (SFAS) No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" is generally effective for financial statements for fiscal years and interim periods beginning after December 31, 2002. The statement amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The statement also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The Corporation does not have any stock-based compensation, therefore the standard has no impact on the Corporation's consolidated financial condition or results of operations.

         ADVERTISING COSTS

         It is the Corporation's policy to expense advertising costs in the period in which they are incurred. Advertising expense for the periods ended March 31, 2003 and March 31, 2002, were approximately $15,871 and $12,717, respectively.

         RECLASSIFICATION

         Certain amounts in the consolidated financial statements of the prior years have been reclassified to conform with presentation used in the 2002 consolidated financial statements. Such reclassifications had no effect on the Corporation's consolidated financial condition or net income.

NOTE 2 - ALLOWANCE FOR LOAN LOSSES

         Changes in the allowance for loan losses for the periods ended March 31, 2003 and March 31, 2002 were as follows:

                                                      (Amounts in Thousands)
                                                       --------------------
                                                          2003       2002
                                                          ----       ----
Balance, beginning of year.........................   $  1,298    $  1,028
Provision charged to operations....................         50          24
Loans charged-off..................................        (19)        (53)
Recoveries.........................................         21          16
                                                      --------    --------
Balance, March 31..................................   $  1,350    $  1,015
                                                      ========    ========

         At March 31, 2003 the recorded investment in loans that are considered to be impaired as defined by SFAS No. 114 was $302,675. No additional charge to operations was required to provide for the impaired loans since the total allowance for loan losses is estimated by management to be adequate to provide for the loan loss allowance required by SFAS No. 114 along with any other potential losses.

         At March 31, 2003, there were no significant commitments to lend additional funds with respect to non-accrual and restructured loans.

         There were no real estate loans held for resale at March 31, 2003 and December 31, 2002.

         Non-accrual loans at March 31, 2003 and December 31, 2002 were $2,348,000 and $2,122,074, respectively.

         Loans past due 90 days or more and still accruing interest amounted to $587,000 at March 31, 2003.

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

NOTE 5 - DEFERRED COMPENSATION PLANS

         In April 2003 the Bank entered into non-qualified deferred compensation agreements with three executive officers to provide supplemental retirement benefits commencing with the executive's retirement and ending 15 years thereafter. The aggregate commitment under these agreements is $2,400,000, and the expected charge to operations to fund such plans for the year ending December 31, 2003 is estimated to be approximately $48,775.

         There were no substantial changes in other plans as disclosed in the 2002 Annual Report.

NOTE 6 - STOCKHOLDERS' EQUITY

         Changes in stockholders' equity for the period ended March 31, 2003 were as follows:

                                                       (AMOUNTS IN THOUSANDS, EXCEPT COMMON SHARE DATA)
                                                        ---------------------------------------------
                                                                                                ACCUMULATED
                                                                                                    OTHER
                                                                     COMPREHENSIVE              COMPREHENSIVE
                                       COMMON    COMMON                  INCOME      RETAINED     INCOME       TREASURY
                                       SHARES     STOCK    SURPLUS       (LOSS)      EARNINGS     (LOSS)        STOCK      TOTAL
                                       ------     -----    -------      ------      --------     -----          -----      -----
Balance at January 1, 2003.........  1,292,724   $ 1,616   $ 4,009     $     0      $20,679     $   536        $    0     $26,840
Comprehensive Income:
 Net income........................          0         0         0         507          507           0             0         507
 Change in unrealized gain (loss)
  on investment securities
  available-for-sale net of
  reclassification adjustment
  and tax effects..................          0         0         0         (12)           0         (12)            0         (12)
                                                                       -------
  TOTAL COMPREHENSIVE INCOME (LOSS)                                    $   495
Issuance of 2,280 shares of common                                     =======
  stock under dividend reinvestment
  and stock purchase plans.........      2,280         3        49                        0           0             0          52
Purchase of 6,000 shares of
  treasury stock...................          0         0         0                        0           0          (144)       (144)
Retirement of 6,000 shares of
  treasury stock...................     (6,000)       (8)     (136)                       0           0           144           0
Cash dividends $.16 per share......          0         0         0                     (206)          0             0        (206)
                                     ---------   -------   -------                  -------     -------        ------     -------
Balance at March 31, 2003..........  1,289,004   $ 1,611   $ 3,922                  $20,980     $   524        $    0     $27,037
                                     =========   =======   =======                  =======     =======        ======     =======

NOTE 7 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND CONCENTRATIONS OF CREDIT RISK

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

         The Corporation may require collateral or other security to support financial instruments with off-balance sheet credit risk. The contract or notional amounts at March 31, 2003 and December 31, 2002 were as follows:

                                                      (AMOUNTS IN THOUSANDS)
                                                      ----------------------
                                                        MARCH       DECEMBER
                                                      31, 2003      31, 2002
                                                      --------      --------
FINANCIAL INSTRUMENTS WHOSE CONTRACT AMOUNTS
 REPRESENT CREDIT RISK:
  Commitments to extend credit.....................  $10,681,391  $11,768,038
  Financial standby letters of credit..............    1,842,578    1,842,578
  Performance standby letters of credit............       48,404       48,404
  Dealer floor plans...............................    1,661,903    1,393,763

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

         The Corporation granted commercial, consumer and residential loans to customers within Pennsylvania. Of the total loan portfolio at March 31, 2003, 82.07% was for real estate loans, principally residential. It was the opinion of management that the high concentration did not pose an adverse credit risk. Further, it was management's opinion that the remainder of the loan portfolio was balanced and diversified to the extent necessary to avoid any significant concentration of credit.

NOTE 8 - MANAGEMENT'S ASSERTIONS AND COMMENTS REQUIRED TO BE PROVIDED WITH FORM 10Q FILING

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

         The results of operations for the three-month period ended March 31, 2003, are not necessarily indicative of the results to be expected for the full year.

         These consolidated interim financial statements have been prepared in accordance with requirements of Form 10Q and therefore do not include all disclosures normally required by accounting principles generally accepted in the United States of America applicable to financial institutions as included with consolidated financial statements included in the Corporation's annual Form 10K filing. The reader of these consolidated interim financial statements may wish to refer to the Corporation's annual report or Form 10K for the period ended December 31, 2002, filed with the Securities and Exchange Commission.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors and Stockholders of CCFNB Bancorp, Inc.:

We have reviewed the accompanying consolidated balance sheet of CCFNB Bancorp, Inc. and Subsidiary as of March 31, 2003, and the related consolidated statements of income and cash flows for the three month periods ended March 31, 2003 and 2002. These consolidated interim financial statements are the responsibility of the management of CCFNB Bancorp, Inc. and Subsidiary.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of CCFNB Bancorp, Inc. and Subsidiary as of December 31, 2002, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 20, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2002, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



/s/ J.H. Williams & Co., LLP
----------------------------
J.H. Williams & Co., LLP
Kingston, Pennsylvania
April 22, 2003

                               CCFNB BANCORP, INC.
                                    FORM 10-Q
                        FOR THE QUARTER ENDED MARCH 2003

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Consolidated Summary of Operations
(Dollars in Thousands, except for per share data)

                                           At and For the Three
                                                 Months
                                             Ended March 31,                   At and For the Years Ended December 31,
                                             ---------------                   ---------------------------------------
                                             2003         2002         2002         2001         2000         1999         1998
                                             ----         ----         ----         ----         ----         ----         ----
Income and Expense:
   Interest income ....................  $     2,944  $     3,202  $    12,780  $    13,720  $    13,552  $    12,669  $    12,444
   Interest expense ...................        1,265        1,420        5,741        6,924        6,859        6,099        6,072
                                         -----------  -----------  -----------  -----------  -----------  -----------  -----------
   Net interest income ................        1,679        1,782        7,039        6,796        6,693        6,570        6,372
   Loan loss provision ................           50           24          309          163           54           78           78
                                         -----------  -----------  -----------  -----------  -----------  -----------  -----------
   Net interest income after loan loss
     Provision ........................        1,629        1,758        6,730        6,633        6,639        6,492        6,294
   Non-interest income ................          326          243        1,210        1,149        1,053        1,050          981
   Non-interest expense ...............        1,316        1 310        5,479        5,104        4,967        4,818        4,739
                                         -----------  -----------  -----------  -----------  -----------  -----------  -----------
   Income before income taxes .........          639          691        2,461        2,678        2,725        2,724        2,536
   Income taxes .......................          132          159          539          621          671          685          634
                                         -----------  -----------  -----------  -----------  -----------  -----------  -----------
   Net income .........................  $       507  $       532  $     1,922  $     2,057  $     2,054  $     2,039  $     1,902
                                         ===========  ===========  ===========  ===========  ===========  ===========  ===========
Per Share: (1)
   Net income .........................  $       .39  $        40  $      1.47  $      1.54  $      1.51  $      1.48  $      1.38
   Cash dividends paid ................          .16          .15          .63          .59          .56          .51          .46
   Average shares outstanding .........    1,289,815    1,320,694    1,309,084    1,338,007    1,355,624    1,375,572    1,378,339
Average Balance Sheet:
   Loans ..............................  $   150,025  $   143,568  $   147,545  $   139,219  $   134,325  $   123,185  $   116,490
   Investments ........................       54,539       55,067       54,197       50,593       47,003       49,827       45,878
   Other earning assets ...............        8,016        5,529        5,309        6,569          219        1,638        3,890
   Total assets .......................      227,838      215,940      223,476      208,630      196,727      186,597      177,643
   Deposits ...........................      171,922      157,509      150,883      149,601      139,774      138,963      131,366
   Other interest-bearing liabilities .       27,595       30,939       29.356       31.629       31,203       23,458       22,660
   Stockholders' equity ...............       26,939       26,024       26,615       25,890       23,910       22,874       22,264
Balance Sheet Data:
   Loans ..............................  $   149,066  $   145,337  $   151,338  $   142,990  $   137,360  $   134,423  $   118,558
   Investments ........................       57,277       53,012       53,528       57,121       47,311       49,104       48,151
   Other earning assets ...............        7,063        6,399       10,068         3,32        4,814        1,343        5,133
   Total assets .......................      226,643      217,641      229,032      214,238      203,054      196,122      185,258
   Deposits ...........................      171,716      159,352      172,127      155,666      143,169      138,606      137,679
   Other interest-bearing liabilities .       26,571       30,953       28,621       31,384       33,477       33,224       22,709
   Stockholders' equity ...............       27,037       26,006       26,840       26,042       25,050       23,047       23,480
Ratios: (2)
   Return on average assets ...........          .89%         .99%         .86%         .99%        1.04%      1.0911%        1.07%
   Return on average equity ...........         7.56%        8.18%        7.22%        7.90%        8.59%        8.91%        8.54%
   Dividend payout ratio ..............        40.63%       37.03%       42.86%       38.31%       37.09%       34.09%       33.59%
   Average equity to average assets
   ratio...............................        11.52%       12.05%       11.77%       12.16%       12.34%       11.75%       12.53%

(1) Per share data has been calculated on the weighted average number of shares outstanding.

(2) The ratios for the three month period ending March 31, 2003 and 2002 are annualized.

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

EARNINGS SUMMARY

Net income for the three months ended March 31, 2003 was $507 thousand or $.39 per basic and diluted share. These results compare with net income of $532 thousand, or $.40 per basic and diluted share for the same period in 2002. Annualized return on average equity decreased to 7.53 percent from 8.18 percent, while the annualized return on average assets decreased to .89 percent from .99 percent, for the three months ended March 31, 2003 and 2002 respectively.

Net interest income continues to be the largest source of our operating income. Net interest income on a tax equivalent basis decreased to $3.1 million at March 31, 2003, compared with $3.3 million for the three months ended March 31, 2002. The decrease in net interest income is primarily due to the decreased interest rates on investment securities and the downward repricing of adjustable rate mortgages. Overall, interest earning assets yielded 5.76 percent for the quarter ended March 31, 2003 compared to 6.27 percent yield for the quarter ended March 31, 2002. The tax equivalized interest margin decreased to 3.38 percent for the three months ended March 31, 2003 compared to 3.73 percent for the three months ended March 31, 2002. Part of the decrease is attributable to the investment in Bank Owned Life Insurance which commenced in December 2002. The effect of this BOLI created $43,000 tax free non interest income and such income is not included in the Net Interest Margin since it is reflected in other income.

Average interest earning assets increased $8.4 million or 4.1 percent for the three months ended March 31, 2003 over the same period in 2002. Average loans increased $6.4 million or 4.5 percent, average investments decreased $.5 million or 1 percent and average federal funds sold and interest-bearing deposits with other financial institutions increased 3 million or 45.2 percent for this three month period, from $5.5 million at March 31, 2002 to $8 million at March 31, 2003.

Average interest bearing liabilities for the three months ended March 31, 2003 increased $10.9 million or 6.3 percent from the same period in 2002. Average short-term borrowings were $19.6 million at March 31, 2002 and $16.2 million at March 31, 2003, a decrease of 16.8 percent. Long-term debt, which includes primarily FHLB advances, was 11.3 million at March 31, 2002 and 2003. Average demand deposits increased $266 thousand from 2002 balances.

The average interest rate for loans decreased 58 basis points to 6.40 percent at March 31, 2003 compared to 6.98 percent March 31, 2002. Interest-bearing deposits with other Financial Institutions interest rates decreased 50 basis points to 1.02 percent from 1.52 percent at March 31, 2003 and March 31, 2002 respectively. Average rates on interest bearing deposits decreased by 68 basis points from 3.27 percent to 2.59 percent in one year. Average interest rates also decreased on total interest bearing liabilities by 52 basis points to 2.74 percent from 3.26 percent. The reason for these decreases on interest bearing liabilities was primarily attributed to the decreasing rates on all deposit liabilities and the tied-to-prime interest rates paid on repurchase agreements. The net interest margin decreased to 3.38 percent for the three months ended March 31, 2003 from 3.73 percent for the three months ended March 31, 2002. The decrease in the overall net interest margin is a result of interest rate changes with adjustable loan rates repricing downward throughout 2002 in this continuing downward interest rate environment. Income received on one-day investments fell. This "squeeze" caused by interest rates is keeping the net interest spread in a declining mode; however, the change in net interest margin is gradual and slight. Our "asset" sensitive position places us in a position to have an increase in our net interest margin when rates rise. The cost of long-term debt averaged 5.99% for the past several years which contributed to the declining net interest margin. This long-term debt will remain a deterrent to us in a declining interest rate environment. This is due to the fact that the Federal Home Loan Bank has the option to reprice these loans at their discretion. Until interest rates would rise to make the current 5.99% average rate unattractive, this in all probability will not occur. We will continue to use the following strategies to mitigate this decline in our net interest margin: Pricing of deposits will continue to be monitored and lowered, if necessary, to meet current market conditions; large deposits over $100,000 will continue to be priced conservatively; and in this low interest rate environment the majority of new investments will be kept short term in anticipation of rising rates.

NET INTEREST INCOME

Net interest income decreased to $1.7 million for the three months ended March 31, 2003 compared to $1.8 million for the same period in 2002.

The following table reflects the components of net interest income for each of the three months ended March 31, 2003 and 2002 .

           ANALYSIS OF AVERAGE ASSETS, LIABILITIES AND CAPITAL EQUITY
                                       AND
                  NET INTEREST INCOME ON A TAX EQUIVALENT BASIS

AVERAGE BALANCE SHEET AND RATE ANALYSIS
(Dollars in Thousands)

                                                                 Three Months Ended March 31, 2003 and 2002
                                                                 Interest   Average                Interest    Average
                                                      Average    Income /    Yield /    Average     Income /    Yield /
                                                      Balance    Expense      Rate      Balance     Expense     Rate
                                                      -------    -------      ----      -------     -------     ----
                                                        (1)        (2)                    (1)         (2)
ASSETS:
Interest-bearing deposits with other financial
institutions......................................   $   5,483  $      14     1.02%    $   4,462   $      17     1.52%
Investment securities (3).........................      54,539        540     4.66%       55,067         678     4.92%
Federal funds sold................................       2,533         12     1.89%        1,067           3     1.12%
Loans   ..........................................     150,025      2,378     6.40%      143,568       2,504     6.98%
                                                     ---------  ---------              ---------   ---------

Total interest earning assets.....................   $ 212,580  $   2,944     5.76%    $ 204,164   $   3,202     6.27%
                                                     ---------  ---------              ---------   ---------

Reserve for loan losses...........................      (1,324)                           (1,022)
Cash and due from banks...........................       5,483                             2,291
Other assets......................................      11,099                            10,507
                                                     ---------                         ---------

Total assets......................................   $ 227,838                         $ 215,940
                                                     ---------                         ---------

LIABILITIES AND CAPITAL:
Interest bearing deposits.........................   $ 157,177  $   1,017     2.59%    $ 143,030   $   1,169     3.27%
Short-term borrowings.............................      16,250         81     1.98%       19,583          83     1.70%
Long-term borrowings..............................      11,345        167     5.89%       11,356         168     5.92%
                                                     ---------  ---------              ---------   ---------

Total interest-bearing liabilities................   $ 184,772  $    1265     2.74%    $ 173,969   $   1,420     3.26%
                                                     ---------                         ---------   ---------

Demand deposits...................................   $  14,745                         $  14,479
Other liabilities.................................       1,382                             1,468
Stockholders' equity..............................      26,939                            26,024
                                                     ---------                         ---------

Total liabilities and capital.....................   $ 227,838                         $ 215,940
                                                     ---------                         ---------

NET INTEREST INCOME /                                           $   1,679     3.16%                $   1,782     3.49%
 NET INTEREST MARGIN (4).........................

TAX EQUIVALENT NET INTEREST INCOME /                            $   1,797     3.38%                $   1,905     3.73%
 NET INTEREST MARGIN (5).........................

(1)      Average volume information was computed using daily averages.

(2)      Interest on loans includes fee income.

(3) Yield on tax-exempt obligations has been computed on a tax-equivalent basis.

(4) Net interest margin is computed by dividing net interest income by total interest earning assets.

(5) Interest and yield are presented on a tax-equivalent basis using 34 percent for 2003 and 2002.

The following table demonstrates the relative impact on net interest income of changes in volume of interest earnings assets and interest bearing liabilities and changes in rates earned and paid by us on such assets and liabilities.

             CHANGE IN NET INTEREST INCOME ON A TAX EQUIVALENT BASIS

                                                                  Three Months Ended March 31, 2003
                                                                          Compared with 2002
                                                                       Increase (Decrease) (2)
                                                               Volume           Rate             Total
                                                               ------           ----             -----
Interest income:                                                            (In thousands)
           Loans (1)                                           $  451       $        (833)      $  (382)
           Investments                                            (26)               (143)         (169)
            Federal  funds sold and other short-term               36                  (8)           28
investments

Interest expense:
            Deposits                                           $  463       $        (973)      $  (510)
            Short-term borrowings                                 (57)                 55            (2)
            Long term debt                                         (1)                 (3)           (4)
                                                                            -------------

Net:                                                           $   56       $         (63)      $    (7)

(1) Interest income is adjusted to a tax equivalent basis using a 34 percent tax rate.

(2) Variances resulting from a combination of changes in volume and rates are allocated to the categories in proportion to the absolute dollar amounts of the change in each category.

Average interest earning assets at March 31, 2003 increased by 5.5 percent over March 31, 2002 to $227.8 million from $215.9 million.

Average loans outstanding increased from $143.6 million to $150. million or 4.5 percent for the three months ended March 31, 2003 as compared with the three months ended March 31, 2002.

The outstanding balance of loans at March 31, 2003 was $149.1 million compared to $151.3 million at December 31, 2002.

Interest income from investment securities declined $138 thousand at $540 thousand for the three months ended March 31, 2003 compared to $678 thousand at March 31, 2002. The average balance of investment securities for the three months ended March 31, 2003 decreased 1.1 percent to $54.5 million, compared to the $55.1 million for the same period of 2002.

Total interest expense decreased $155 thousand or 10.9 percent for the first three months of 2003 as compared to the first three months of 2002. The cost of interest bearing liabilities decreased on an average yield basis from 3.26 percent through March 2002 compared to 2.74 percent through March 2003. The average yield on interest earning assets decreased from 6.27 percent to 5.76 percent through March 2003 and 2002 respectively.

Average short-term borrowings decreased $3.3 million from $19.6 million at March 31, 2002 to $16.3 million at March 31, 2003.

Long-term borrowings from Federal Home Loan Bank remained at 11.3 million at March 31, 2002 and 2003 respectively.

NON-INTEREST INCOME

The following table presents the components of non-interest income for the nine months ended March 31, 2003 and 2002:

                                                                     Three Months Ended
                                                                         March 31,
                                                                      (In thousands)
                                                                      --------------
                                                                    2003          2002
                                                                    ----          ----
Service charges and fees.......................................    $  183       $     162
Trust Department income........................................        36              48
Investment securities gain - net...............................         0               0
Gain on sale of loans..........................................        14               0
Gain on sale of Other Real Estate Owned........................        12               0
Gain on Cash Surrender Value of BOLI...........................        41               0
Third party brokerage income...................................        19              24
Other..........................................................        21               9
                                                                   ------       ---------
            Total..............................................    $  326       $     243
                                                                   ------       ---------

Non-interest income continues to represent a considerable source of our income. We are committed to increasing non-interest income. Increases will be from our existing sources of non-interest income and any new opportunities that may develop. For the three months ended March 31, 2003, total non-interest income increased $83 thousand to $326 thousand or 34.2 percent, compared to $243 thousand for the three months period ended March 31, 2002. Service charges and fees increased $21 thousand from $162 thousand at March 31, 2002 to $183 thousand or 13 percent at March 31, 2003. Trust Department income decreased from $48 thousand at March 31, 2002 to $36 thousand or 25 percent at March 31, 2003. Third party brokerage income reflected a $5 thousand decrease or 20.8 percent comparing March 31, 2002 to March 31, 2003. Both of these areas are reflective of the present economy and the investor being cautious. We began selling fixed rate mortgages during 2003 and the fees derived from these sales was $14 thousand through March 31, 2003 compared to 0 through March 31, 2002. The loans are being serviced by CCFNB and the bank retains some credit risk. Investment in Bank Owned Life Insurance is reflected in the March 31, 2003 balance sheet and income statement. Other non-interest income increased $12 thousand from $9 thousand at March 31, 2002 to $21 thousand at March 31, 2003. This increase was attributable mainly to an increase in collection of non sufficient funds fees.

NON-INTEREST EXPENSE

The following table presents the components of non-interest expense for the three months ended March 31, 2002 and 2003:

                                                                     Three Months Ended
                                                                         March 31,
                                                                    2003          2002
                                                                    ----          ----
                                                                   (Dollars in Thousands)
Salaries and  wages............................................    $  525       $     534
Employee benefits..............................................       186             184
Net occupancy expense..........................................       103              89
Furniture and equipment expense................................       118             154
State shares tax...............................................        69              62
Other expense..................................................       315             287
                                                                   ------       ---------

          Total................................................    $1,316       $   1,310
                                                                   ------       ---------

Non-interest expense remained at $1.3 million at March 31, 2002 and 2003.

Generally, non-interest expense accounts for the cost of maintaining facilities; providing salaries and benefits to employees; and paying for insurance, supplies, advertising, data processing services, taxes and other related expenses. Some of the costs and expenses are variable while others are fixed. To the extent possible, we utilize budgets and related measures to control variable expenses.

Salaries decreased 1.7 percent at March 31, 2003 compared to March 31, 2002. A
1.1 percent increase was reflected in employee benefits from $184 thousand at March 31, 2003 to $186 thousand at March 31, 2002.

Occupancy expense increased 15.7 percent mainly due to snow and ice removal and heating costs Furniture and equipment expense reflects a $36 or 23.4 percent decrease for the first three months of 2003 compared to the first three months of 2002.

Pennsylvania Bank Shares Tax increased 11.3 percent from $62 thousand at March 31, 2002 compared to $69 thousand at March 31, 2003.

Other expenses increased $28 thousand or 9.8 percent from $287 thousand at March 31, 2002 to $315 thousand at March 31, 2003. This increase occurred proportionately in all components of other expense.

INCOME TAXES

Income tax expense as a percentage of pre-tax income was 20.7 percent for the three months ended March 31, 2003 compared with 23 percent for the same period in 2002. The effective tax rate for 2003 remains at 34 percent.

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

LIQUIDITY

Liquidity measures the ability to satisfy current and future cash flow needs as they become due. Maintaining a level of liquid funds through asset / liability management seeks to ensure that these needs are met at a reasonable cost. On the asset side, liquid funds are maintained in the form of cash and due from banks, federal funds sold, investment securities maturing within one year, and security and loan payments. Liquid assets amounted to $118.6 million and $202.3 million at March 31, 2003 and December 31, 2002, respectively. This represents 59.3 percent and 64.2 percent of earning assets, and 52.3 percent and 56.3 percent of total assets at March 31, 2003 and December 31, 2002, respectively.

On the liability side, the primary source of funds available to meet liquidity needs is our core deposit base, which generally excludes certificates of deposit over $100 thousand . Core deposits averaged approximately $140.3 million for the three months ended March 31, 2003 and $137 million for the year ended December 31, 2002, representing 66 percent and 67.1 percent of average earning assets. Short-term and long-term borrowings through repurchase agreements, Federal Home Loan Bank advances and large dollar certificates of deposit, generally those over $100 thousand, are used as supplemental funding sources. Additional liquidity is derived from scheduled loan and investment payments of principal and interest, as well as prepayments received. For the three months ended March 31, 2003 there were $12.3 million of proceeds from the sales, maturities and redemptions of investment securities available for sale. Purchases of investment securities for the three months ended March 31, 2002 were $16.2. Short-term borrowings and certificates of deposit over $100 thousand amounted to $36.8 million and $48.5 million for the three months ended March 31 2003 and the year ended December 31, 2002, respectively. This strategy of lowering short-term borrowings and certificates of deposit interest rates has positively impacted the interest expense of the bank and is expected to accelerate throughout 2003.

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

As of March 31, 2003, we had $57.3 million of securities available for sale recorded at their fair value, compared with $53.5 million at December 31, 2002. As of March 31, 2003, the investment securities available for sale had an unrealized gain of $524 thousand, net of deferred taxes, compared with an unrealized gain of $536 thousand, net of deferred taxes, at December 31, 2002. These securities are not considered trading account securities which may be sold on a continuous basis, but rather are securities which may be sold to meet our various liquidity and interest rate requirements.

NON-PERFORMING ASSETS

Shown below is a summary of past due and non-accrual loans:

                                                                    (Dollars in thousands)
                                                                   March 31,     December 31,
                                                                      2003           2002
                                                                      ----           ----
Past due and non-accrual:
         Days 30 - 89                                             $     2,305    $      1,841
         Days 90 plus                                                     587              50
         Non-accrual                                                    2,348           2,122
                                                                  -----------    ------------
  Total                                                           $     5,240    $      4,013
                                                                  -----------    ------------

Past due and non-accrual loans increased 30.6 percent from 4 million at December 31, 2002 to 5.2 million at March 31, 2003. The loan delinquency expressed as a ratio to total loans was 3.5 percent at March 31, 2003 and 2.6 percent at December 31, 2002.

Some of the rise in loan delinquencies is attributed to the current economic conditions, which result in less profitability for many local companies. This further impacts the local job market and the associated wages. The provision for loan losses for 2002 increased in response to this rise in delinquencies from $162.5 thousand in 2001 to $309 thousand in 2002. We further increased the provision during the first quarter of 2003 by $50 thousand from year end 2002. Management is diligent in its efforts to reduce these delinquencies and has increased monitoring and review of current loans to foresee future delinquency occurrences and react to them quickly. There are plans to hire a Chief Lending Officer in the near future.

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

The following analysis provides a schedule of loan maturities / interest rate sensitivities. This schedule presents a repricing and maturity analysis as required by the FFIEC:

                                                                                                             (Dollars in
                                                                                                              Thousands)
                                MATURITY AND REPRICING DATA FOR LOANS AND LEASES                            March 31, 2003
Closed-end loans secured by first liens and 1-4 family residential properties with a remaining maturity or repricing frequency of:
         (1) Three months or less.......................................................................    $        4,406
         (2) Over three months through 12 months........................................................            11,908
         (3) Over one year through three years..........................................................            29,320
         (4) Over three years through five years........................................................             2,003
         (5) Over five years through 15 years...........................................................            23,885
         (6) Over 15 years..............................................................................               464
All loans and leases other than closed-end loans secured by first liens on 1-4 family residential properties with a remaining maturity or repricing frequency of:
         (1) Three months or less.......................................................................            25,759
         (2) Over three months through 12 months........................................................            11,441
         (3) Over one year through three years..........................................................            18,550
         (4) Over three years through five years .......................................................             5,926
         (5) Over five years through 15 years...........................................................            12,652
         (6) Over 15 years..............................................................................               436
                                                                                                            --------------
                     Sub-total..........................................................................    $      146,750
Add:     non-accrual loans not included above...........................................................             2,348
Less:    unearned income................................................................................               (32)
                                                                                                            --------------

                  Total Loans and Leases                                                                    $      149,066

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses reflected a balance of $1.4 million or .94 percent of total loans at March 31, 2003 and a balance of $1.3 million or .86 percent of total loans at December 31, 2002. The allowance is believed adequate for possible loan losses in the future.

The provision for loan losses was $50 thousand for the first three months of 2003 compared to $24 thousand for the first three months of 2002. After carefully examining our loan loss reserve analysis, the decision was made to accrue $50 thousand for the second quarter of 2003.

Because our loan portfolio and delinquencies contains a significant number of commercial loans with relatively large balances the deterioration of one or several of these loans may result in a possible significant increase in loss of interest income, higher carrying costs, and an increase in the provision for loan losses and loan charge-offs.

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

Management and the Board of Directors review the adequacy of the reserve on a quarterly basis and adjustments, if needed, are made accordingly.

                                                                                 For the Three Months
                                                                                   Ending March 31,
       Amounts in thousands                                                       2003          2002
       --------------------                                                       ----          ----
Average loans outstanding:                                                      $150,025      $143,568
                                                                                --------      --------
Total loans at end of period                                                     149,066       145,337
                                                                                --------      --------
Balance at beginning of period                                                     1,298         1,028
           Total charge-offs                                                         (19)          (53)
           Total recoveries                                                           21            16
           Net charge-offs                                                             2           (37)
           Provision for loan losses                                                  50            24
                                                                                --------      --------
 Balance at end of period                                                       $  1,350      $  1,015
                                                                                --------      --------

Net charge-offs as a percent of average loans outstanding during period              .01%          .03%
Allowance for loan losses as a percent of total loans                                .91%          .70%

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

We exceed all minimum capital requirements as reflected in the following table:

                                                                                 March 31, 2003               December 31, 2002
                                                                                 --------------               -----------------
                                                                                            Minimum                        Minimum
                                                                            Calculated      Standard      Calculated       Standard
                                                                              Ratios         Ratios         Ratios          Ratios
                                                                              ------         ------         ------          ------
Risk Based Ratios:
Tier I Capital to risk-weighted assets..................................       18.57%         4.00%          18.53%          4.00%
Total Qualifying Capital to risk-weighted assets........................       19.53%         8.00%          19.46%          8.00%

Additionally, certain other ratios also provide capital analysis as follows:

                                                                                            March 31,      December 31,
                                                                                              2003             2002
Tier I Capital to average assets.................................................             11.52%         11.77%

We believe that the bank's current capital position and liquidity positions are strong and that its capital position is adequate to support its operations.

Book value per share amounted to $20.98 at March 31, 2003, compared with $20.76 per share at December 31, 2002.

Cash dividends declared amounted to $0.16 per share, for the three months ended March 31, 2003, equivalent to a dividend payout ratio of 40.63 percent, compared with 37.03 percent for the same period in 2002. Our Board of Directors continues to believe that cash dividends are an important component of shareholder value and that, at the bank's current level of performance and capital, we expect to continue our current dividend policy of a quarterly cash distribution of earnings to our shareholders.

PART II - OTHER INFORMATION;

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

Item 3.  Defaults Upon Senior Securities - Northing to report.

Item 4. Submission of matters to a Vote of Security Holders - Nothing to report.

Item 5.  Other Information.

Item 6. Exhibits and Reports on Form 8-K - During the first quarter of 2003 two 8K reports were filed Pursuant to Section 3 of 15 (d) of the Securities Exchange Act of 1934 as follows:

     - Filed January 7, 2003...The Director's named Lance O. Diehl, Chief Executive Officer of CCFNB Bancorp, Inc. and CCFNB, it's subsidiary.

     - Filed February 14, 2003..The Director's accepted the resignation of Director Rodney B. Keller, who had no disagreement over Corporate Policy and Management. Additionally, the Directors named Lance O. Diehl President of CCFNB Bancorp, Inc. and CCFNB, it's subsidiary. Also named to fill the unexpired term of Rodney B. Keller was Lance O. Diehl.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               CCFNB BANCOPR, INC.
                                  (Registrant)

                               By /s/ Lance O. Diehl
                                  -----------------------------
                                  Lance O. Diehl
                                  President and CEO

                               Date: May 8, 2003

                               By /s/ Virginia D. Kocher
                                  -----------------------------
                                  Virginia D. Kocher
                                  Treasurer

                               Date: May 8, 2003

                                   EXHIBIT 99B

                               CCFNB BANCORP, INC.

                          CEO CERTIFICATION PURSUANT TO
                               18 U.S.C. Section 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Quarterly Report of CCFNB Bancorp, Inc. (the "Company") on Form 10-Q for the quarter-ended March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Lance
O. Diehl, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         2. The information contained in the Report fairly represents, in all material respects, the financial condition and result of operations of the Company.

Date: May 8, 2003

                                 /s/ Lance O. Diehl
                                 -------------------------------------
                                 Lance O. Diehl
                                 Chief Executive Officer

                                   EXHIBIT 99C

                               CCFNB BANCORP, INC.

                           PRINCIPAL FINANCIAL OFFICER
                            CERTIFICATION PURSUANT TO
                               18 U.S.C. Section 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Quarterly Report of CCFNB Bancorp, Inc. (the "Company") on Form 10-Q for the quarter-ended March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Virginia D. Kocher, the Principal Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         2. The information contained in the Report fairly represents, in all material respects the financial condition and result of operations of the Company.

Date: May 8, 2003

                               /s/ Virginia D. Kocher
                               -------------------------------------
                               Virginia D. Kocher
                               Treasurer (Principal Financial Officer)

                                   EXHIBIT 99D

                               CCFNB BANCORP, INC.

                          CEO CERTIFICATION PURSUANT TO
                               SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002

I, Lance O. Diehl, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of CCFNB Bancorp, Inc.

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 8, 2003

                              /s/ Lance O. Diehl
                              -----------------------------
                                        Lance O. Diehl
                              Chief Executive Officer

                                   EXHIBIT 99E

                               CCFNB BANCORP, INC.

                           PRINCIPAL FINANCIAL OFFICER
                            CERTIFICATION PURSUANT TO
                               SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002

I, Virginia D. Kocher, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of CCFNB Bancorp, Inc.

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 8, 2003
                                  /s/ Virginia D. Kocher
                                  -----------------------------------------
                                  Virginia D. Kocher
                                  Treasurer (Principal Financial Officer)