Form 10-Q
period 2003-06-30
CCFNB BANCORP INC
filed 2003-08-14
CIK 731122

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

                  Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirings for the past 90 days. Yes [X] No [ ]

                  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 1,278,804 shares of $1.25 (par) common stock were outstanding as of July 24, 2003.

                       CCFNB BANCORP, INC. AND SUBSIDIARY

                                  JUNE 30, 2003

                                   INDEX 10-Q

PART I  - FINANCIAL INFORMATION:

        - Consolidated Balance Sheets                                          1

        - Consolidated Statements of Income                                    2

        - Consolidated Statements of Cash Flows                                3

        - Notes to Consolidated Financial Statements                      4 - 14

        - Report of Independent Certified Public Accountants                  15

        - Management's Discussion and Analysis of Consolidated
          Financial Condition and Results of Operations                  16 - 22

        - Controls and Procedures                                             23

PART II - OTHER INFORMATION                                                   24

SIGNATURES                                                               25 - 28

CCFNB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

                                                                          JUNE
                                                                        30, 2003   DECEMBER
                                                                        UNAUDITED  31, 2002
                                                                        ---------  --------
ASSETS
Cash and due from banks .............................................   $  6,260   $  5,953
Interest-bearing deposits with other banks ..........................      1,132      8,010
Federal funds sold ..................................................      7,477      2,057
Investment securities:
  Securities Available-for-Sale .....................................     57,415     53,527
Loans, net of unearned income .......................................    148,280    151,338
Allowance for loan losses ...........................................      1,394      1,298
                                                                        --------   --------
  Net loans .........................................................   $146,886   $150,040
Premises and equipment ..............................................      4,377      4,415
Other real estate owned .............................................         43         68
Cash surrender value life insurance .................................      5,751      3,627
Accrued interest receivable .........................................        786        894
Other assets ........................................................        677        441
                                                                        --------   --------
     TOTAL ASSETS ...................................................   $230,804   $229,032
                                                                        ========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits:
  Non-interest bearing ..............................................   $ 16,985   $ 15,238
  Interest bearing ..................................................    158,526    156,889
                                                                        --------   --------
     Total Deposits .................................................   $175,511   $172,127
Short-term borrowings ...............................................     15,676     17,274
Long-term borrowings ................................................     11,341     11,347
Accrued interest and other expenses .................................      1,169      1,332
Other liabilities ...................................................          3        112
                                                                        --------   --------
     TOTAL LIABILITIES ..............................................   $203,700   $202,192
                                                                        --------   --------

STOCKHOLDERS' EQUITY
Common stock, par value $1.25 per share; authorized 5,000,000 shares;
  issued and outstanding 1,280,804 shares
  in 2003 and 1,292,724 shares in 2002 ..............................   $  1,601   $  1,616
Surplus .............................................................      3,732      4,009
Retained earnings ...................................................     21,294     20,679
Accumulated other comprehensive income (loss) .......................        477        536
                                                                        --------   --------
     TOTAL STOCKHOLDERS' EQUITY .....................................   $ 27,104   $ 26,840
                                                                        --------   --------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .....................   $230,804   $229,032
                                                                        ========   ========

See accompanying notes to Consolidated Financial Statements.

CCFNB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS EXCEPT PER SHARE DATA)
UNAUDITED

                                                          FOR THE SIX             FOR THE THREE
                                                         MONTHS ENDING            MONTHS ENDING
                                                            JUNE 30,                 JUNE 30,
                                                            --------                 --------
                                                       2003         2002        2003          2002
                                                       ----         ----        ----          ----
INTEREST INCOME
Interest and fees on loans:
  Taxable ......................................   $    4,624   $    5,007   $    2,291   $    2,535
  Tax-exempt ...................................           93           65           48           33
Interest and dividends on investment securities:
  Taxable interest .............................          609          901          269          445
  Tax-exempt interest ..........................          340          409          156          203
  Dividends ....................................           28           30           12           14
Interest on federal funds sold .................           29           19           17           16
Interest on deposits in other banks ............           33           33           19           16
                                                   ----------   ----------   ----------   ----------
     TOTAL INTEREST INCOME .....................   $    5,756   $    6,464   $    2,812   $    3,262
                                                   ----------   ----------   ----------   ----------
INTEREST EXPENSE
Interest on deposits ...........................   $    1,908   $    2,352   $      891   $    1,183
Interest on short-term borrowings ..............          144          170           64           87
Interest on long-term borrowings ...............          337          337          169          169
                                                   ----------   ----------   ----------   ----------
     TOTAL INTEREST EXPENSE ....................   $    2,389   $    2,859   $    1,124   $    1,439
                                                   ----------   ----------   ----------   ----------

Net interest income ............................   $    3,367   $    3,605   $    1,688   $    1,823
Provision for loan losses ......................          100           59           50           35
                                                   ----------   ----------   ----------   ----------
     NET INTEREST INCOME AFTER PROVISION FOR
     LOAN LOSSES ...............................   $    3,267   $    3,546   $    1,638   $    1,788
                                                   ----------   ----------   ----------   ----------
NON-INTEREST INCOME
Service charges and fees .......................   $      341   $      326   $      158   $      164
Trust department income ........................           63          103           27           55
Other income ...................................          313           85          206           52
                                                   ----------   ----------   ----------   ----------
     TOTAL NON-INTEREST INCOME .................   $      717   $      514   $      391   $      271
                                                   ----------   ----------   ----------   ----------
NON-INTEREST EXPENSES
Salaries and wages .............................   $    1,085   $    1,075   $      560   $      541
Pensions and other employee benefits ...........          382          373          196          189
Occupancy expense, net .........................          192          180           89           91
Furniture and equipment expense ................          233          301          115          147
Other operating expenses .......................          792          758          408          409
                                                   ----------   ----------   ----------   ----------
     TOTAL NON-INTEREST EXPENSES ...............   $    2,684   $    2,687   $    1,368   $    1,377
                                                   ----------   ----------   ----------   ----------

Income before income taxes .....................   $    1,300   $    1,373   $      661   $      682
Income tax expense .............................          274          318          142          159
                                                   ----------   ----------   ----------   ----------
     NET INCOME ................................   $    1,026   $    1,055   $      519   $      523
                                                   ==========   ==========   ==========   ==========
PER SHARE DATA
Net income .....................................   $      .80   $      .80   $      .40   $      .40
Cash dividends .................................          .32          .31          .16          .16
Weighted average shares outstanding ............    1,287,214    1,316,630    1,287,214    1,316,630

See accompanying notes to Consolidated Financial Statements.

CCFNB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
UNAUDITED

                                                                     FOR THE SIX
                                                                    MONTHS ENDING
                                                                       JUNE 30,
                                                                   2003        2002
                                                                 --------    --------
OPERATING ACTIVITIES
Net income ...................................................   $  1,026    $  1,055
Adjustments to reconcile net income to net cash provided by
 operating activities:
   Provision for loan losses .................................        100          59
   Depreciation and amortization .............................        194         244
   Premium amortization on investment securities .............        267         100
   Discount accretion on investment securities ...............        (18)        (12)
   Deferred income taxes (benefit) ...........................        (41)        (31)
   (Gain) on sale of mortgage loans ..........................       (106)          0
   Proceeds from sale of mortgage loans ......................      3,867           0
   Originations of mortgage loans for resale .................     (3,761)          0
   (Gain) on sale of other real estate owned .................        (12)          0
   (Gain) loss from investment in insurance agency ...........          1           6
   (Increase) decrease in accrued interest receivable and
     other assets ............................................       (112)       (170)
   Net increase in cash surrender value of bank owned life
     insurance ...............................................       (124)        (49)
   Increase (decrease) in accrued interest, other expenses and
     other liabilities .......................................       (216)       (193)
                                                                 --------    --------
     NET CASH PROVIDED BY OPERATING ACTIVITIES ...............   $  1,065    $  1,009
                                                                 --------    --------

INVESTING ACTIVITIES
Purchase of investment securities Available-for-Sale .........   $(29,129)   $(11,906)
Proceeds from sales, maturities and redemptions of investment
  securities Available-for-Sale ..............................     24,902      17,263
Net (increase) decrease in loans .............................      3,054      (5,540)
Purchases of premises and equipment ..........................       (157)       (198)
Proceeds from sale of other real estate owned ................         37           0
Purchase of bank owned life insurance policies ...............     (2,000)          0
                                                                 --------    --------
     NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES .....   $ (3,293)   $   (381)
                                                                 --------    --------

FINANCING ACTIVITIES
Net increase (decrease) in deposits ..........................   $  3,384    $  8,744
Net increase (decrease) in short-term borrowings .............     (1,598)     (2,935)
Net increase (decrease) in long-term borrowings ..............         (6)         (5)
Acquisition of treasury stock ................................       (388)       (461)
Proceeds from issuance of common stock .......................         96          97
Cash dividends paid ..........................................       (411)       (407)
                                                                 --------    --------
     NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES .....   $  1,077    $  5,033
                                                                 --------    --------
     INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ........   $ (1,151)   $  5,661

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .............     16,020       8,518
                                                                 --------    --------
      CASH AND CASH EQUIVALENTS AT END OF PERIOD .............   $ 14,869    $ 14,179
                                                                 ========    ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
  Interest ...................................................   $  2,490    $  2,892
  Income taxes ...............................................   $    282    $    402

See accompanying notes to Consolidated Financial Statements.

CCFNB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003

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

         Procuring deposits and making loans are the major lines of business. The deposits are mainly deposits of individuals and small businesses and the loans are mainly real estate loans covering primary residences and small business enterprises. The trust services, under the name of CCFNB and Co., include administration of various estates, pension plans, self-directed IRA's and other services. A third-party brokerage arrangement is also resident in the Lightstreet location. This investment center offers a full line of stocks, bonds and other non-insured financial services.

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

         Real estate mortgage loans originated for resale are sold with limited recourse to the Corporation.

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

         DERIVATIVES

         The Bank has outstanding loan commitments that relate to the origination of mortgage loans that will be held for resale. Pursuant to Statement of Financial Accounting Standards (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" and the guidance contained in the Derivatives Implementation Group Statement 133 Implementation Issue No. C 13, the Bank has accounted for such loan commitments as derivative instruments. The effective date of the implementation guidance was the first day of the first fiscal quarter beginning after April 10, 2002. The outstanding loan commitments in this category did not give rise to any losses for the period ended June 30, 2003 and the year ended December 31, 2002, as the fair market value of each outstanding loan commitment exceeded the Bank's cost basis in each loan commitment.

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

         INVESTMENT IN INSURANCE AGENCY

         On January 2, 2001, the Corporation acquired a 50% interest in a local insurance agency, a corporation organized under the laws of the Commonwealth of Pennsylvania. The income or loss from this investment is accounted for under the equity method of accounting. The carrying value of this investment as of June 30, 2003 and December 31, 2002 was $164,749 and $165,431, respectively, and is carried in other assets in the accompanying consolidated balance sheets.

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

         ADVERTISING COSTS

         It is the Corporation's policy to expense advertising costs in the period in which they are incurred. Advertising expense for the periods ended June 30, 2003 and June 30, 2002, were approximately $34,746 and $31,226, respectively.

         RECLASSIFICATION

         Certain amounts in the consolidated financial statements of the prior years have been reclassified to conform with presentation used in the 2002 consolidated financial statements. Such reclassifications had no effect on the Corporation's consolidated financial condition or net income.

NOTE 2 - ALLOWANCE FOR LOAN LOSSES

         Changes in the allowance for loan losses for the periods ended June 30, 2003 and June 30, 2002 were as follows:

                                                      (AMOUNTS IN THOUSANDS)
                                                      ----------------------
                                                         2003        2002
                                                         ----        ----
Balance, beginning of year.........................   $  1,298    $  1,028
Provision charged to operations....................        100          59
Loans charged-off..................................        (36)        (55)
Recoveries.........................................         32          42
                                                      --------    --------
Balance, June 30...................................   $  1,394    $  1,074
                                                      ========    ========

         At June 30, 2003 the recorded investment in loans that are considered to be impaired as defined by SFAS No. 114 was $298,352. No additional charge to operations was required to provide for the impaired loans since the total allowance for loan losses is estimated by management to be adequate to provide for the loan loss allowance required by SFAS No. 114 along with any other potential losses.

         At June 30, 2003, there were no significant commitments to lend additional funds with respect to non-accrual and restructured loans.

         There were no real estate loans held for resale at June 30, 2003 and December 31, 2002.

         Non-accrual loans at June 30, 2003 and December 31, 2002 were $2,281,000 and $2,122,000, respectively.

         Loans past due 90 days or more and still accruing interest amounted to $161,000 at June 30, 2003.

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

NOTE 6 - STOCKHOLDERS' EQUITY

         Changes in stockholders' equity for the period ended June 30, 2003 were as follows:

                                                          (AMOUNTS IN THOUSANDS, EXCEPT COMMON SHARE DATA)
                                                          ------------------------------------------------
                                                                                                  ACCUMULATED
                                                                                                     OTHER
                                                                        COMPREHENSIVE            COMPREHENSIVE
                                        COMMON      COMMON                 INCOME      RETAINED      INCOME     TREASURY
                                        SHARES      STOCK     SURPLUS      (LOSS)      EARNINGS      (LOSS)       STOCK     TOTAL
                                        ------      -----     -------      ------      --------      ------       -----     -----
Balance at January 1, 2003 ........   1,292,724   $  1,616   $  4,009     $      0     $20,679       $ 536      $     0   $ 26,840
Comprehensive Income:
 Net income .......................           0          0          0        1,026       1,026           0            0      1,026
 Change in unrealized gain (loss)
  on investment securities
  available-for-sale net of
  reclassification adjustment
  and tax effects .................           0          0          0          (59)          0         (59)           0        (59)
                                                                          --------
  TOTAL COMPREHENSIVE INCOME (LOSS)                                       $    967
                                                                          ========
Issuance of 4,080 shares of common
  stock under dividend reinvestment
  and stock purchase plans ........       4,080          5         91                        0           0            0         96
Purchase of 16,000 shares of
  treasury stock ..................           0          0          0                        0           0         (388)      (388)
Retirement of 16,000 shares of
  treasury stock ..................     (16,000)       (20)      (368)                       0           0          388          0
Cash dividends $.32 per share .....           0          0          0                     (411)          0            0       (411)
                                      ---------   --------   --------                  -------       -----      -------   --------
Balance at June 30, 2003 ..........   1,280,804   $  1,601   $  3,732                  $21,294       $ 477      $     0   $ 27,104
                                      =========   ========   ========                  =======       =====      =======   ========

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

         The Corporation may require collateral or other security to support financial instruments with off-balance sheet credit risk. The contract or notional amounts at June 30, 2003 and December 31, 2002 were as follows:

                                                       (AMOUNTS IN THOUSANDS)
                                                     ------------------------
                                                         JUNE        DECEMBER
                                                       30, 2003      31, 2002
                                                     -----------  -----------
FINANCIAL INSTRUMENTS WHOSE CONTRACT AMOUNTS
 REPRESENT CREDIT RISK:
  Commitments to extend credit.....................  $12,098,613  $11,768,038
  Financial standby letters of credit..............    1,840,578    1,842,578
  Performance standby letters of credit............       48,404       48,404
  Dealer floor plans...............................      962,237    1,393,763

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

         The Corporation granted commercial, consumer and residential loans to customers within Pennsylvania. Of the total loan portfolio at June 30, 2003, 81.2% was for real estate loans, principally residential. It was the opinion of management that the high concentration did not pose an adverse credit risk. Further, it was management's opinion that the remainder of the loan portfolio was balanced and diversified to the extent necessary to avoid any significant concentration of credit.

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

         The results of operations for the six-month period ended June 30, 2003, are not necessarily indicative of the results to be expected for the full year.

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

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders of CCFNB Bancorp, Inc.:

We have reviewed the accompanying consolidated balance sheet of CCFNB Bancorp, Inc. and Subsidiary as of June 30, 2003, and the related consolidated statements of income and cash flows for the three and six month periods ended June 30, 2003 and 2002. These consolidated interim financial statements are the responsibility of the management of CCFNB Bancorp, Inc. and Subsidiary.

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

/s/ J.H. Williams & Co., LLP
----------------------------
J.H. Williams & Co., LLP
Kingston, Pennsylvania
July 18, 2003

                               CCFNB BANCORP, INC.
                                    FORM 10-Q
                         FOR THE QUARTER ENDED JUNE 2003

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Consolidated Summary of Operations
(Dollars in Thousands, except for per share data)

                                             At and For the Six Months
                                                  Ended June 30,                  At and For the Years Ended December 31,
                                                  --------------                  ---------------------------------------
                                                   2003        2002        2002        2001        2000        1999        1998
                                                   ----        ----        ----        ----        ----        ----        ----
Income and Expense:
    Interest income ......................   $     5,756   $     6,464  $   12,780  $   13,720  $   13,552  $   12,669  $   12,444
    Interest expense .....................         2,389         2,859       5,741       6,924       6,859       6,099       6,072
                                             -----------   -----------  ----------  ----------  ----------  ----------  ----------
    Net interest income ..................         3,367         3,605       7,039       6,796       6,693       6,570       6,372
    Loan loss provision ..................           100            59         309         163          54          78          78
                                             -----------   -----------  ----------  ----------  ----------  ----------  ----------
    Net interest income after loan loss
      Provision ..........................         3,267         3,546       6,730       6,633       6,639       6,492       6,294
    Non-interest income ..................           717           514       1,210       1,149       1,053       1,050         981
    Non-interest expense .................         2,684         2,687       5,479       5,104       4,967       4,818       4,739
                                             -----------   -----------  ----------  ----------  ----------  ----------  ----------
    Income before income taxes ...........         1,300         1,373       2,461       2,678       2,725       2,724       2,536
    Income taxes .........................           274           318         539         621         671         685         634
                                             -----------   -----------  ----------  ----------  ----------  ----------  ----------
    Net income ...........................   $     1,026   $     1,055  $    1,922  $    2,057  $    2,054  $    2,039  $    1,902
                                             ===========   ===========  ==========  ==========  ==========  ==========  ==========
Per Share: (1) ...........................
    Net income ...........................   $       .80   $       .80  $     1.47  $     1.54  $     1.51  $     1.48  $     1.38
    Cash dividends paid ..................           .32           .31         .63         .59         .56         .51         .46
    Average shares outstanding ...........     1,287,214     1,316,630   1,309,084   1,338,007   1,355,624   1,375,572   1,378,339
Average Balance Sheet:
    Loans ................................   $   149,809   $   145,268  $  147,545  $  139,219  $  134,325  $  123,185  $  116,490
    Investments ..........................        55,471        54,642      54,197      50,593      47,003      49,827      45,878
    Other interest earning assets ........         9,338         6,452       5,309       6,569         219       1,638       3,890
    Total assets .........................       229,919       219,127     223,476     208,630     196,727     186,597     177,643
    Deposits .............................       173,820       161,443     150,883     149,601     139,774     138,963     131,366
    Other interest-bearing liabilities ...        27,819        30,013      29,356      31,629      31,203      23,458      22,660
    Stockholders' equity .................        26,919        26,349      26,615      25,890      23,910      22,874      22,264
Balance Sheet Data:
    Loans ................................   $   148,280   $   148,517  $  151,338  $  142,990  $  137,360  $  134,423  $  118,558
    Investments ..........................        57,415        52,233      53,528      57,121      47,311      49,104      48,151
    Other interest earning assets ........         8,609         8,010      10,068        3,32       4,814       1,343       5,133
    Total assets .........................       230,804       220,613     229,032     214,238     203,054     196,122     185,258
    Deposits .............................       175,511       164,410     172,127     155,666     143,169     138,606     137,679
    Other interest-bearing liabilities ...        27,017        28,198      28,621      31,384      33,477      33,224      22,709
    Stockholders' equity .................        27,104        26,691      26,840      26,042      25,050      23,047      23,480
Ratios: (2)
    Return on average assets .............           .96%          .96%        .86%        .99%       1.04%     1.0911%       1.07%
    Return on average equity .............          7.62%         8.00%       7.22%       7.90%       8.59%       8.91%       8.54%
    Dividend payout ratio ................         40.06%        38.58%      42.86%      38.31%      37.09%      34.09%      33.59%
    Average equity to average assets
      ratio ..............................         11.71%        12.02%      11.77%      12.16%      12.34%      11.75%      12.53%

(1) Per share data has been calculated on the weighted average number of shares outstanding.

(2) The ratios for the six month period ending June 30, 2003 and 2002 are annualized.

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

EARNINGS SUMMARY

Net income for the six months ended June 30, 2003 was $1,026 thousand or $.80 per basic and diluted share. These results compare with net income of $1,055 thousand, or $.80 per basic and diluted share for the same period in 2002. Annualized return on average equity decreased to 7.62 percent from 8.00 percent, while the annualized return on average assets remained at .96 percent for the six months ended June 30, 2003 and 2002. Net interest income continues to be the largest source of our operating income. Net interest income on a tax equivalent basis decreased to $3.6 million at June 30, 2003, compared with $3.9 million for the six months ended June 30, 2002. The decrease in net interest income is primarily due to the decreased interest rates on investment securities, loans and deposits. Overall, interest earning assets yielded 5.36 percent for the quarter ended June 30, 2003 compared to 6.26 percent yield for the quarter ended June 30, 2002. The tax equivalized interest margin decreased to 3.35 percent for the six months ended June 30, 2003 compared to 3.73 percent for the six months ended June 30, 2002. Part of the decrease is attributable to the investment in Bank Owned Life Insurance which commenced in December 2002. The effect of this BOLI created $97,000 tax free non interest income and such income is not included it the Net Interest Margin since it is reflected in other income. Had it been included in the Net Interest Margin the Net Interest Margin would be 13 basis points higher or 3.48%.

Average interest earning assets increased $8.2 million or 4.0 percent for the six months ended June 30, 2003 over the same period in 2002. Average loans increased $4.5 million or 3.1 percent, average investments increased .9 million or 1.6 percent and average federal funds sold and interest-bearing deposits with other financial institutions increased 2.8 million or 43.1 percent for this six month period, from $6.5 million at June 30, 2002 to $9.3 million at June 30, 2003.

Average interest bearing liabilities for the six months ended June 30, 2003 increased $8.8 million or 5.0 percent from the same period in 2002. Average short-term borrowings were $18.7 million at June 30, 2002 and $16.5 million at June 30, 2003, a decrease of 11.8 percent. Long-term debt, which includes primarily FHLB advances, was 11.4 million and 11.3 million at June 30, 2002 and 2003. Average demand deposits increased $1.3 million from 2002 balances.

The average interest rate for loans decreased 62 basis points to 6.36 percent at June 30, 2003 compared to 6.98 percent June 30, 2002. Interest-bearing deposits with other Financial Institutions interest rates decreased 14 basis points to
1.44 percent from 1.58 percent at June 30, 2003 and June 30, 2002 respectively. Average rates on interest bearing deposits decreased by 79 basis points from
3.21 percent to 2.42 percent in one year. Average interest rates also decreased on total interest bearing liabilities by 66 basis points to 2.58 percent from
3.24 percent. The reason for these decreases on interest bearing liabilities was primarily attributed to the decreasing rates on all deposit liabilities and the tied-to-prime interest rates paid on repurchase agreements. The net interest margin decreased to 3.35 percent for the six months ended June 30, 2003 from
3.73 percent for the six months ended June 30, 2002. The decrease in the overall net interest margin is a result of interest rate changes with adjustable loan rates repricing downward throughout 2002 and 2003 in this continuing downward interest rate environment. Income received on one-day investments fell. This "squeeze" caused by interest rates is keeping the net interest spread in a declining mode; however, the change in net interest margin is gradual and slight. Our "asset" sensitive position places us in a position to have an increase in our net interest margin when rates rise. The cost of long-term debt averaged 5.94% for the past several years which contributed to the declining net interest margin. This long-term debt will remain a deterrent to us in a declining interest rate environment. This is due to the fact that the Federal Home Loan Bank has the option to reprice these loans at their discretion. Until interest rates would rise to make the current 5.94% average rate unattractive, this in all probability will not occur. We will continue to use the following strategies to mitigate this decline in our net interest margin: pricing of deposits will continue to be monitored and lowered, if necessary, to meet current market conditions; large deposits over $100,000 will continue to be priced conservatively; and in this low interest rate environment the majority of new investments will be kept short term in anticipation of rising rates.

NET INTEREST INCOME

Net interest income decreased to $3.3 million for the six months ended June 30, 2003 compared to $3.5 million for the same period in 2002.

The following table reflects the components of net interest income for each of the six months ended June 30, 2003 and 2002 .

           ANALYSIS OF AVERAGE ASSETS, LIABILITIES AND CAPITAL EQUITY
                                       AND
                  NET INTEREST INCOME ON A TAX EQUIVALENT BASIS

AVERAGE BALANCE SHEET AND RATE ANALYSIS
(Dollars in Thousands)

                                                                            Six Months Ended June 30, 2003 and 2002
                                                                          Interest   Average               Interest    Average
                                                               Average    Income /    Yield /    Average    Income /    Yield /
                                                               Balance    Expense      Rate      Balance    Expense      Rate
                                                               -------    -------      ----      -------    -------      ----
                                                                 (1)        (2)                    (1)        (2)
ASSETS:
Interest-bearing deposits with other financial institutions.   $  4,571   $    33      1.44%    $  4,178     $   33      1.58%
Investment securities (3)...................................     55,471       977      4.15%      54,642      1,340      4.90%
Federal funds sold..........................................      4,767        29      1.22%       2,274         19      1.67%
Loans.......................................................    149,809     4,717      6.36%     145,268      5,072      6.98%
                                                               --------   -------               --------     ------
Total interest earning assets...............................   $214,618   $ 5,756      5.36%    $206,362     $6,464      6.26%
                                                               --------   -------               --------     ------
Reserve for loan losses.....................................     (1,346)                          (1,032)
Cash and due from banks.....................................      6,107                            2,298
Other assets................................................     10,540                           11,499
                                                               --------                         --------

Total assets................................................   $229,919                         $219,127
                                                               --------                         --------

LIABILITIES AND CAPITAL:
Interest bearing deposits ..................................  $  157,708  $    1,908  2.42%    $  146,654  $    2,352  3.21%
Short-term borrowings ......................................      16,475         144  1.75%        18,660         170  1.82%
Long-term borrowings .......................................      11,344         337  5.94%        11,353         337  5.94%
                                                              ----------  ----------           ----------  ----------

Total interest-bearing liabilities .........................  $  185,527  $    2,389  2.58%    $  176,667  $    2,859  3.24%
                                                              ----------                       ----------  ----------

Demand deposits ............................................  $   16,112                       $   14,789
Other liabilities ..........................................       1,308                            1,311
Stockholders' equity .......................................      26,919                           26,349
                                                              ----------                       ----------

Total liabilities and capital ..............................  $  229,919                       $  219,127
                                                              ----------                       ----------

NET INTEREST INCOME / ......................................              $    3,367  3.14%                $    3,605  3.49%
  NET INTEREST MARGIN (4)

TAX EQUIVALENT NET INTEREST INCOME / .......................              $    3,590  3.35%                $    3,850  3.73%
  NET INTEREST MARGIN (5)

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

             CHANGE IN NET INTEREST INCOME ON A TAX EQUIVALENT BASIS

                                                                         Six Months Ended June 30, 2003
                                                                              Compared with 2002
                                                                             Increase (Decrease) (2)
                                                                       Volume         Rate         Total
                                                                      --------      --------      --------
Interest income:                                                                 (In thousands)
           Loans (1)                                                  $    317      $   (901)     $   (584)
                                                                      --------
           Investments                                                      41          (410)         (369)
                                                                      --------
            Federal funds sold and other short-term investments             46           (18)           28
                                                                      --------
Interest expense:
            Deposits                                                  $    355      $ (1,159)     $   (804)
            Short-term borrowings                                          (40)          (13)          (53)
            Long term debt                                                  (1)            0            (1)

Net:                                                                  $     90      $   (157)     $    (67)

(1) Interest income is adjusted to a tax equivalent basis using a 34 percent tax rate.

(2) Variances resulting from a combination of changes in volume and rates are allocated to the categories in proportion to the absolute dollar amounts of the change in each category.

Average interest earning assets at June 30, 2003 increased by 4.0 percent over June 30, 2002 to $214.6 million from $206.4 million.

Average loans outstanding increased from $145.3 million to $149.8 million or 3.1 percent for the six months ended June 30, 2003 as compared with the six months ended June 30, 2002.

The outstanding balance of loans at June 30, 2003 was $148.3 million compared to $151.3 million at December 31, 2002.

Interest income from investment securities declined $363 thousand at $977 thousand for the six months ended June 30, 2003 compared to $1,340 thousand at June 30, 2002. The average balance of investment securities for the six months ended June 30, 2003 increased 1.6 percent to $55.5 million, compared to the $54.6 million for the same period of 2002.

Total interest expense decreased $470 thousand or 16.4 percent for the first six months of 2003 as compared to the first six months of 2002. The cost of interest bearing liabilities decreased on an average yield basis from 3.24 percent through June 2002 compared to 2.58 percent through June 2003. The average yield on interest earning assets decreased from 6.26 percent to 5.36 percent through June 2003 and 2002 respectively.

Average short-term borrowings decreased $2.2 million from $18.7 million at June 30, 2002 to $16.5 million at June 30, 2003.

Average long-term borrowings from Federal Home Loan Bank decreased slightly from
11.4 million at June 30, 2002 to 11.3 million at June 30, 2003 respectively.

NON-INTEREST INCOME

The following table presents the components of non-interest income for the six months ended June 30, 2003 and 2002:

                                                                                Six Months Ended
                                                                                     June 30,
                                                                                 (In thousands)
                                                                                -----------------
                                                                                 2003        2002
                                                                                 ----        ----
Service charges and fees..............................................           $341        $326
Trust Department income...............................................             63         103
Investment securities gain - net......................................              0           0
Gain on sale of loans.................................................            106           0
Gain on sale of Other Real Estate Owned...............................             12           0
Gain on Cash Surrender Value of BOLI..................................             97           7
Third party brokerage income..........................................             36          36
Other.................................................................             62          42
                                                                                 ----        ----
         Total........................................................           $717        $514
                                                                                 ----        ----

Non-interest income continues to represent a considerable source of our income. We are committed to increasing non-interest income. Increases will be from our existing sources of non-interest income and any new opportunities that may develop. For the six months ended June 30, 2003, total non-interest income increased $203 thousand to $717 thousand or 39.5 percent, compared to $514 thousand for the six months period ended June 30, 2002. Service charges and fees increased $15 thousand from $326 thousand at June 30, 2002 to $341 thousand or
4.6 percent at June 30, 2003. Trust Department income decreased from $103 thousand at June 30, 2002 to $63 thousand or 38.8 percent decrease at June 30, 2003. Third party brokerage income remained at $36 thousand for June 30, 2002 and June 30, 2003. We began selling fixed rate mortgages during 2003 and the gains derived from these sales was $106 thousand through June 30, 2003 compared to 0 through June 30, 2002. The loans are being serviced by CCFNB and the bank retains some credit risk. Investment in Bank Owned Life Insurance is reflected in the June 30, 2003 balance sheet and income statement. Other non-interest income increased $20 thousand from $42 thousand at June 30, 2002 to $62 thousand at June 30, 2003.

NON-INTEREST EXPENSE

The following table presents the components of non-interest expense for the six months ended June 30, 2002 and 2003:

                                                                                  Six Months Ended
                                                                                      June 30,
                                                                                 2003          2002
                                                                                 ----          ----
                                                                               (Dollars in Thousands)
Salaries and wages....................................................          $1,085        $1,075
Employee benefits.....................................................             382           373
Net occupancy expense.................................................             192           180
Furniture and equipment expense.......................................             233           301
State shares tax......................................................             138           127
Other expense.........................................................             654           631
                                                                                ------        ------

         Total........................................................          $2,684        $2,687
                                                                                ------        ------

Non-interest expense remained at $2.7 million at June 30, 2002 and 2003.

Generally, non-interest expense accounts for the cost of maintaining facilities; providing salaries and benefits to employees; and paying for insurance, supplies, advertising, data processing services, taxes and other related expenses. Some of the costs and expenses are variable while others are fixed. To the extent possible, we utilize budgets and related measures to control variable expenses.

Salaries increased .1 percent at June 30, 2003 compared to June 30, 2002. A 2.4 percent increase was reflected in employee benefits from $373 thousand at June 30, 2002 to $382 thousand at June 30, 2003. This was mainly attributable to the increased cost of health insurance.

Occupancy expense increased $12 thousand comparing $180 thousand at June 30, 2002 to $192 thousand at June 30, 2003. This increase was mainly due to snow and ice removal and heating costs Furniture and equipment expense reflects a $68 thousand or 22.6 percent decrease for the first six months of 2003 compared to the first six months of 2002. The decrease was attributable to the fact that a significant portion of the bank's EDP equipment became fully depreciated.

Pennsylvania Bank Shares Tax increased 8.7 percent from $127 thousand at June 30, 2002 compared to $138 thousand at June 30, 2003.

Other expenses increased $23 thousand or 3.6 percent from $631 thousand at June 30, 2002 to $654 thousand at June 30, 2003. This increase occurred from the addition of deferred compensation and deferred health plans of $20,000, additional loan costs of $9,000, additional other professional expense of $3,000, additional Other Real Estate expense of $2,000 and, conversely, ATM expense decreased $11,000 primarily due to changing vendors.

INCOME TAXES

Income tax expense as a percentage of pre-tax income was 21.1 percent for the six months ended June 30, 2003 compared with 23.2 percent for the same period in 2002. The effective tax rate for 2003 remains at 34 percent.

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

LIQUIDITY

Liquidity measures the ability to satisfy current and future cash flow needs as they become due. Maintaining a level of liquid funds through asset/liability management seeks to ensure that these needs are met at a reasonable cost. On the asset side, liquid funds are maintained in the form of cash and due from banks, federal funds sold, investment securities maturing within one year, and security and loan payments. Liquid assets amounted to $ 204.1 million and $202.3 million at June 30, 2003 and December 31, 2002, respectively. This represents 95.2 percent and 94.1 percent of earning assets, and 88.4 percent and 88.3 percent of total assets at June 30, 2003 and December 31, 2002, respectively.

On the liability side, the primary source of funds available to meet liquidity needs is our core deposit base, which generally excludes certificates of deposit over $100 thousand. Core deposits averaged approximately $143.7 million for the six months ended June 30, 2003 and $140.9 million for the year ended December 31, 2002, representing 67.0 percent and 68.3 percent of average earning assets. Short-term and long-term borrowings through repurchase agreements, Federal Home Loan Bank advances and large dollar certificates of deposit, generally those over $100 thousand, are used as supplemental funding sources. Additional liquidity is derived from scheduled loan and investment payments of principal and interest, as well as prepayments received. For the six months ended June 30, 2003 there were $24.9 million of proceeds from the sales, maturities and redemptions of investment securities available for sale. Purchases of investment securities for the six months ended June 30, 2002 were $29.1. Short-term borrowings and certificates of deposit over $100 thousand amounted to $47.5 million and $48.5 million for the six months ended June 30, 2003 and the year ended December 31, 2002, respectively. This strategy of lowering short-term borrowings and certificates of deposit interest rates has positively impacted the interest expense of the bank.

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

As of June 30, 2003, we had $57.4 million of securities available for sale recorded at their fair value, compared with $53.5 million at December 31, 2002. As of June 30, 2003, the investment securities available for sale had an unrealized gain of $477 thousand, net of deferred taxes, compared with an unrealized gain of $536 thousand, net of deferred taxes, at December 31, 2002. These securities are not considered trading account securities which may be sold on a continuous basis, but rather are securities which may be sold to meet our various liquidity and interest rate requirements.

NON-PERFORMING ASSETS

Shown below is a summary of past due and non-accrual loans:

                                 (Dollars in thousands)
                                 June 30,  December 31,
                                  2003          2002
                                  ----          ----
Past due and non-accrual:
           Days 30 - 89          $  499        $1,841
           Days 90 plus             161            50
           Non-accrual            2,281         2,122
                                 ------        ------
Total                            $2,941        $4,013
                                 ------        ------

Past due and non-accrual loans decreased 27.5 Percent from 4.0 million at December 31, 2002 to 2.9 million at June 30, 2003. The loan delinquency expressed as a ratio to total loans was 2.0 percent at June 30, 2003 and 2.6 percent at December 31, 2002.

The amount of loan delinquencies is attributed to the current economic conditions, which result in less profitability for many local companies. This further impacts the local job market and the associated wages. The provision for loan losses for 2003 increased from $59 thousand at June 30, 2002 to $100 thousand at June 30, 2003. Management is diligent in its efforts to reduce these delinquencies and has increased monitoring and review of current loans to foresee future delinquency occurrences and react to them quickly. During the second quarter a Chief Lending Officer was hired.

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

The following analysis provides a schedule of loan maturities / interest rate sensitivities. This schedule presents a repricing and maturity analysis as required by the FFIEC:

                                                                                                           (Dollars in
                                                                                                            Thousands)
                                                                                                          June 30, 2003
                                MATURITY AND REPRICING DATA FOR LOANS AND LEASES

Closed-end loans secured by first liens and 1-4 family residential properties with a remaining maturity or repricing frequency of:
         (1) Three months or less.....................................................................      $  3,474
         (2) Over three months through 12 months......................................................        10,865
         (3) Over one year through three years........................................................        29,483
         (4) Over three years through five years......................................................         2,035
         (5) Over five years through 15 years.........................................................        24,275
         (6) Over 15 years............................................................................           381
All loans and leases other than closed-end loans secured by first liens on 1-4 family residential properties with a remaining maturity or repricing frequency of:
         (1) Three months or less.....................................................................        28,071
         (2) Over three months through 12 months......................................................        10,746
         (3) Over one year through three years........................................................        17,208
         (4) Over three years through five years .....................................................         6,919
         (5) Over five years through 15 years.........................................................        12,111
         (6) Over 15 years............................................................................           435
                                                                                                            --------
                  Sub-total...........................................................................      $146,003
Add:     non-accrual loans not included above.........................................................         2,281
Less:    unearned income..............................................................................             4
                                                                                                            --------
                  Total Loans and Leases                                                                    $148,280

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses reflected a balance of $1.4 million or .94 percent of total loans at June 30, 2003 and a balance of $1.3 million or .86 percent of total loans at December 31, 2002. The allowance is believed adequate for possible loan losses in the future.

The provision for loan losses was $100 thousand for the first six months of 2003 compared to $59 thousand for the first six months of 2002.

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

         -   Commercial (including investment property mortgages),

         -   Residential mortgages, and

         -   Consumer.

We evaluate some loans as a homogeneous group and others on an individual basis. Commercial loans with balances exceeding $250 thousand are reviewed individually. After our evaluation of these loans, we determine the required allowance for loan losses based upon the following considerations:

         -   Historical loss levels,

         -   Prevailing economic conditions,

         -   Delinquency trends,

         - Changes in the nature and volume of the portfolio, o Concentrations of credit risk, and

         -   Changes in loan policies or underwriting standards.

Management and the Board of Directors review the adequacy of the reserve on a quarterly basis and adjustments, if needed, are made accordingly.

                                                                             For the Six Months
                                                                              Ending June 30,
Amounts in thousands                                                         2003         2002
--------------------                                                         ----         ----
Average loans outstanding:                                                 $149,809     $145,268
                                                                           --------     --------
Total loans at end of period                                                148,280      148,517
                                                                           --------     --------
Balance at beginning of period                                                1,298        1,028
           Total charge-offs                                                    (36)         (55)
           Total recoveries                                                      32           42
           Net charge-offs                                                       (4)         (13)
           Provision for loan losses                                            100           59
                                                                           --------     --------
 Balance at end of period                                                  $  1,394     $  1,074
                                                                           --------     --------
Net charge-offs as a percent of average loans outstanding during period         .01%         .01%
Allowance for loan losses as a percent of total loans                           .94%         .72%

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

We exceed all minimum capital requirements as reflected in the following table:

                                                                                 June 30, 2003            December 31, 2002
                                                                                 -------------            -----------------
                                                                                           Minimum                    Minimum
                                                                           Calculated      Standard  Calculated       Standard
                                                                             Ratios         Ratios     Ratios          Ratios
                                                                             ------         ------     ------          ------
Risk Based Ratios:
Tier I Capital to risk-weighted assets..................................     19.34%         4.00%      18.53%           4.00%
Total Qualifying Capital to risk-weighted assets........................     20.36%         8.00%      19.46%           8.00%

                                                                                June 30,      December 31,
                                                                                  2003           2002
Tier I Capital to average assets........................................         11.59%          11.77%

We believe that the bank's current capital position and liquidity positions are strong and that its capital position is adequate to support its operations.

Book value per share amounted to $21.16 at June 30, 2003, compared with $20.76 per share at December 31, 2002.

Cash dividends declared amounted to $0.80 per share, for the six months ended June 30, 2003, equivalent to a dividend payout ratio of 40.06 percent, compared with 38.58 percent for the same period in 2002. Our Board of Directors continues to believe that cash dividends are an important component of shareholder Additionally, certain other ratios also provide capital analysis as follows: value and that, at the bank's current level of performance and capital, we expect to continue our current dividend policy of a quarterly cash distribution of earnings to our shareholders.

CONTROLS AND PROCEDURES

EVALUATION OF OUR DISCLOSURE CONTROLS AND PROCEDURES. The Securities and Exchange Commission requires that as of the end of the period covered by this report the CEO and the Principal Financial Officer evaluate the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13 (a)-15(e) and Rule 15 (d)-15(e) under the Securities Exchange Act of
1934), and report on the effectiveness of the design and operation of our disclosure controls and procedures. Accordingly, under the supervision and with the participation of our management, including our CEO and Principal Accounting Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period.

CEO/PRINCIPAL ACCOUNTING OFFICER CONCLUSIONS ABOUT THE EFFECTIVENESS OF THE DISCLOSURE CONTROLS AND PROCEDURES. Based upon their evaluation of the disclosure controls and procedures, our CEO and Principal Accounting Officer have; concluded that, subject to the limitations noted below, our disclosure Controls and procedures are effective to provide reasonable assurance that material information relating to the Company and its consolidated subsidiaries is made known to management, including the CEO and Principal Financial Officer, on a timely basis and particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS.

Our management, including the CEO and Principal Financial Officer, does not expect that our disclosure controls and procedures or our internal control, will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based; in part upon certain assumptions about the likelihood of future events, that there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. While we believe that our disclosure controls and procedures have been effective, in light of the foregoing we intend to continue to examine and refine our disclosure controls and procedures and to monitor ongoing developments in this area.

CHANGES IN INTERNAL CONTROLS. There were no changes in our internal control, over financial reporting, identified in connection with the reevaluation of such internal control over financial reporting that occurred during the period covered by this quarterly report, that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Changes in Securities - Nothing to report.

Item 3. Defaults Upon Senior Securities - Northing to report.

Item 4. Submission of matters to a Vote of Security Holders - Nothing to report.

Item 5. Other Information - None

Item 6. Exhibits and Reports on Form 8-K - Exhibits 31.1, 31,2 and 32

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               CCFNB BANCOPR, INC.
                                  (Registrant)

                               By /s/ Lance O. Diehl
                                  ----------------------------------------
                                  Lance O. Diehl
                                  President and CEO

                               Date: August 8, 2003

                               By /s/ Virginia D. Kocher
                                  ----------------------------------------
                                  Virginia D. Kocher
                                  Treasurer

                               Date:  August 8, 2003