Form 10-Q
period 2003-09-30
CCFNB BANCORP INC
filed 2003-11-13
CIK 731122

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003


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

Yes [X]  No [ ]

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 1,274,541 shares of $1.25
(par) common stock were outstanding as of October 20, 2003.

                       CCFNB BANCORP, INC. AND SUBSIDIARY

                               SEPTEMBER 30, 2003

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

CCFNB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

                                                                  SEPTEMBER   DECEMBER
                                                                  30, 2003    31, 2002
                                                                  UNAUDITED
                                                                  --------    --------
ASSETS
Cash and due from banks.......................................    $  4,853    $  5,953
Interest-bearing deposits with other banks....................       1,479       8,010
Federal funds sold............................................       2,023       2,057
Investment securities:
  Securities Available-for-Sale...............................      64,969      53,527
Loans, net of unearned income.................................     149,783     151,338
Allowance for loan losses.....................................       1,444       1,298
                                                                  --------    --------
  Net loans...................................................    $148,339    $150,040
Premises and equipment........................................       4,299       4,415
Other real estate owned.......................................          43          68
Cash surrender value life insurance...........................       5,825       3,627
Accrued interest receivable...................................         780         894
Other assets..................................................         704         441
                                                                  --------    --------
     TOTAL ASSETS.............................................    $233,314    $229,032
                                                                  ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits:
  Non-interest bearing........................................    $ 16,493    $ 15,238
  Interest bearing............................................     156,573     156,889
                                                                  --------    --------
     Total Deposits...........................................    $173,066    $172,127
Short-term borrowings.........................................      20,532      17,274
Long-term borrowings..........................................      11,338      11,347
Accrued interest and other expenses...........................       1,252       1,332
Other liabilities.............................................          20         112
                                                                  --------    --------
     TOTAL LIABILITIES........................................    $206,208    $202,192
                                                                  --------    --------

STOCKHOLDERS' EQUITY
Common stock, par value $1.25 per share; authorized
  5,000,000 shares; issued and outstanding 1,274,541 shares
  in 2003 and 1,292,724 shares in 2002........................    $  1,593    $  1,616
Surplus.......................................................       3,584       4,009
Retained earnings.............................................      21,613      20,679
Accumulated other comprehensive income (loss).................         316         536
                                                                  --------    --------
     TOTAL STOCKHOLDERS' EQUITY...............................    $ 27,106    $ 26,840
                                                                  --------    --------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...............    $233,314    $229,032
                                                                  ========    ========


See accompanying notes to Consolidated Financial Statements.

CCFNB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS EXCEPT PER SHARE DATA)
UNAUDITED

                                                   FOR THE NINE          FOR THE THREE
                                                   MONTHS ENDING         MONTHS ENDING
                                                   SEPTEMBER 30,         SEPTEMBER 30,
                                                   -------------         -------------
                                                   2003      2002        2003      2002
                                                 --------  --------   --------  --------
INTEREST INCOME
Interest and fees on loans:
  Taxable......................................  $  6,839  $  7,514   $  2,215  $  2,507
  Tax-exempt...................................       153       108         60        43
Interest and dividends on investment securities:
  Taxable interest.............................       877     1,314        268       413
  Tax-exempt interest..........................       479       611        139       202
  Dividends....................................        45        44         17        14
Interest on federal funds sold.................        40        41         11        22
Interest on deposits in other banks............        41        52          8        19
                                                 --------  --------   --------  --------
     TOTAL INTEREST INCOME.....................  $  8,474  $  9,684   $  2,718  $  3,220
                                                 --------  --------   --------  --------

INTEREST EXPENSE
Interest on deposits...........................  $  2,690  $  3,557   $    782  $  1,205
Interest on short-term borrowings..............       209       258         65        88
Interest on long-term borrowings...............       508       509        171       172
                                                 --------  --------   --------  --------
     TOTAL INTEREST EXPENSE....................  $  3,407  $  4,324   $  1,018  $  1,465
                                                 --------  --------   --------  --------

Net interest income............................  $  5,067  $  5,360   $  1,700  $  1,755
Provision for loan losses......................       150       264         50       205
                                                 --------  --------   --------  --------
     NET INTEREST INCOME AFTER PROVISION FOR
     LOAN LOSSES...............................  $  4,917  $  5,096   $  1,650  $  1,550
                                                 --------  --------   --------  --------

NON-INTEREST INCOME
Service charges and fees.......................  $    507  $    487   $    166  $    161
Trust department income........................        95       151         32        48
Securities gains - net.........................         8       107          8       107
Bank-owned life insurance income...............       165        55         13         6
Other income...................................       359        88        198        52
                                                 --------  --------   --------  --------
     TOTAL NON-INTEREST INCOME.................  $  1,134  $    888   $    417  $    374
                                                 --------  --------   --------  --------

NON-INTEREST EXPENSES
Salaries and wages.............................  $  1,647  $  1,638   $    562  $    563
Pensions and other employee benefits...........       585       566        203       193
Occupancy expense, net.........................       290       268         98        88
Furniture and equipment expense................       357       442        124       141
Other operating expenses.......................     1,191     1,162        399       404
                                                 --------  --------   --------  --------
     TOTAL NON-INTEREST EXPENSES...............  $  4,070  $  4,076   $  1,386  $  1,389
                                                 --------  --------   --------  --------

Income before income taxes.....................  $  1,981  $  1,908   $    681  $    535
Income tax expense.............................       420       419        146       101
                                                 --------  --------   --------  --------
     NET INCOME................................  $  1,561  $  1,489   $    535  $    434
                                                 ========  ========   ========  ========
PER SHARE DATA
Net income.....................................  $   1.22  $   1.13   $    .42  $    .33
Cash dividends.................................  $    .49  $    .47   $    .17  $    .16
Weighted average shares outstanding............ 1,283,475 1,312,811  1,283,475 1,312,811


See accompanying notes to Consolidated Financial Statements.

CCFNB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
UNAUDITED

                                                                         FOR THE NINE
                                                                         MONTHS ENDING
                                                                         SEPTEMBER 30,
                                                                         -------------
                                                                        2003      2002
                                                                     --------   --------
OPERATING ACTIVITIES
Net income........................................................   $  1,561   $  1,489
Adjustments to reconcile net income to net cash provided by
 operating activities:
   Provision for loan losses......................................        150        264
   Depreciation and amortization..................................        293        361
   Premium amortization on investment securities..................        448        149
   Discount accretion on investment securities....................        (24)       (17)
   Deferred income taxes (benefit)................................        (75)      (114)
   (Gain) on sale of mortgage loans...............................        (92)         0
   (Gain) on sales of investment securities.......................         (8)      (107)
   Proceeds from sale of mortgage loans...........................      8,178          0
   Originations of mortgage loans for resale......................     (8,086)         0
   (Gain) on sale of other real estate owned......................        (12)         0
   (Gain) loss from investment in insurance agency................         (4)         6
   (Increase) decrease in accrued interest receivable and
     other assets.................................................        (20)        96
   Net increase in cash surrender value of bank-owned life
     insurance....................................................       (198)       (62)
   Increase (decrease) in accrued interest, other expenses and
     other liabilities............................................       (116)       (15)
                                                                     --------   --------
     NET CASH PROVIDED BY OPERATING ACTIVITIES....................   $  1,995   $  2,050
                                                                     --------   --------

INVESTING ACTIVITIES
Purchase of investment securities Available-for-Sale..............   $(45,199)  $(26,130)
Proceeds from sales, maturities and redemptions of investment
  securities Available-for-Sale...................................     33,015     26,042
Net (increase) decrease in loans..................................      1,551     (7,736)
Purchases of premises and equipment...............................       (177)      (250)
Proceeds from sale of other real estate owned.....................         37          0
Purchase of bank owned life insurance policies....................     (2,000)         0
                                                                     --------   --------
     NET CASH (USED IN) INVESTING ACTIVITIES......................   $(12,773)  $ (8,074)
                                                                     --------   --------

FINANCING ACTIVITIES
Net increase (decrease) in deposits...............................   $    939   $ 12,870
Net increase (decrease) in short-term borrowings..................      3,258     (1,480)
Net increase (decrease) in long-term borrowings...................         (9)        (7)
Acquisition of treasury stock.....................................       (588)       135
Proceeds from issuance of common stock............................        140       (675)
Cash dividends paid...............................................       (627)      (615)
                                                                     --------   --------
     NET CASH PROVIDED BY FINANCING ACTIVITIES....................   $  3,113   $ 10,228
                                                                     --------   --------

     INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.............   $ (7,665)  $  4,204

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD..................     16,020      8,518
                                                                     --------   --------
      CASH AND CASH EQUIVALENTS AT END OF PERIOD..................   $  8,355   $ 12,722
                                                                     ========   ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
  Interest........................................................   $  3,543   $  4,353
  Income taxes....................................................   $    440   $    532


See accompanying notes to Consolidated Financial Statements.

CCFNB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003



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

         Debt securities not classified as Held-to-Maturity and equity securities included in the Available-for-Sale category, are carried at fair value, and the amount of any unrealized gain or loss net of the effect of deferred income taxes is reported as other comprehensive income (loss) in the consolidated Statement of Stockholders' Equity. Management's decision to sell Available-for-Sale securities is based on changes in economic conditions controlling the sources and uses of funds, terms, availability of and yield of alternative investments, interest rate risk, and the need for liquidity.

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

         DERIVATIVES

         The Bank has outstanding loan commitments that relate to the origination of mortgage loans that will be held for resale. Pursuant to Statement of Financial Accounting Standards (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", and SFAS No. 149 "Amendments to SFAS 133 on Derivative Instruments and Hedging Activities" and the guidance contained in the Derivatives Implementation Group Statement 133 Implementation Issue No. C 13, the Bank has accounted for such loan commitments as derivative instruments. The effective date of the implementation guidance was the first day of the first fiscal quarter beginning after April 10, 2002. The outstanding loan commitments in this category did not give rise to any losses for the period ended September 30, 2003 and the year ended December 31, 2002, as the fair market value of each outstanding loan commitment exceeded the Bank's cost basis in each loan commitment.

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

         INVESTMENT IN INSURANCE AGENCY

         On January 2, 2001, the Corporation acquired a 50% interest in a local insurance agency, a corporation organized under the laws of the Commonwealth of Pennsylvania. The income or loss from this investment is accounted for under the equity method of accounting. The carrying value of this investment as of September 30, 2003 and December 31, 2002 was $169,466 and $165,431, respectively, and is carried in other assets in the accompanying consolidated balance sheets.

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

         Statement of Financial Accounting Standard (SFAS) No. 149, "Amendments to SFAS 133 on Derivative Instruments and Hedging Activities" is generally effective for contracts entered into after June 30, 2003. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". The changes in this Statement improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. The changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments. This standard does not have any impact on the Corporation's consolidated financial position or results of operations.

         Statement of Financial Accounting Standards (SFAS) No. 150 "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" is generally effective for financial instruments entered into or modified after May 31, 2003 and for contracts in existence at the start of the first interim period beginning after June 15, 2003. This Statement establishes new standards for classification, measurement and disclosure of certain types of financial instruments having characteristics of both liabilities and equity, including instruments that are mandatorily redeemable and that embody obligations requiring or permitting settlement by transferring assets or by issuing an entity's own shares. This standard does not have any impact on the Corporation's consolidated financial position or results of operations.

         ADVERTISING COSTS

         It is the Corporation's policy to expense advertising costs in the period in which they are incurred. Advertising expense for the periods ended September 30, 2003 and September 30, 2002, were approximately $54,238 and $54,194, respectively.

         RECLASSIFICATION

         Certain amounts in the consolidated financial statements of the prior years have been reclassified to conform with presentation used in the 2003 consolidated financial statements. Such reclassifications had no effect on the Corporation's consolidated financial condition or net income.

NOTE 2 - ALLOWANCE FOR LOAN LOSSES

         Changes in the allowance for loan losses for the periods ended September 30, 2003 and September 30, 2002 were as follows:

                                                              (Amounts in Thousands)
                                                              ----------------------
                                                                 2003        2002
                                                                 ----        ----
         Balance, beginning of year.........................   $  1,298    $  1,028
         Provision charged to operations....................        150         264
         Loans charged-off..................................        (44)        (65)
         Recoveries.........................................         40          52
                                                               --------    --------
         Balance, September 30..............................   $  1,444    $  1,279
                                                               ========    ========

         At September 30, 2003 the recorded investment in loans that are considered to be impaired as defined by SFAS No. 114 was $239,280. No additional charge to operations was required to provide for the impaired loans since the total allowance for loan losses is estimated by management to be adequate to provide for the loan loss allowance required by SFAS No. 114 along with any other potential losses.

         At September 30, 2003, there were no significant commitments to lend additional funds with respect to non-accrual and restructured loans.

         There were no real estate loans held for resale at September 30, 2003 and December 31, 2002.

         Non-accrual loans at September 30, 2003 and December 31, 2002 were $2,142,000 and $2,122,000, respectively.

         Loans past due 90 days or more and still accruing interest amounted to $392,000 at September 30, 2003.

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

NOTE 6 - STOCKHOLDERS' EQUITY

         Changes in stockholders' equity for the period ended September 30, 2003 were as follows:

                                                         (AMOUNTS IN THOUSANDS, EXCEPT COMMON SHARE DATA)
                                                         ------------------------------------------------
                                                                                                   ACCUMULATED
                                                                                                     OTHER
                                                                      COMPREHENSIVE               COMPREHENSIVE
                                       COMMON     COMMON                  INCOME       RETAINED      INCOME       TREASURY
                                       SHARES      STOCK     SURPLUS      (LOSS)       EARNINGS      (LOSS)        STOCK     TOTAL
                                       ------      -----     -------      ------       --------      ------        -----     -----
Balance at January 1, 2003.........  1,292,724    $ 1,616    $ 4,009     $     0       $20,679      $   536       $    0    $26,840
Comprehensive Income:
 Net income........................          0          0          0       1,561         1,561            0            0      1,561
 Change in unrealized gain (loss)
  on investment securities
  available-for-sale net of
  reclassification adjustment
  and tax effects..................          0          0          0        (220)            0         (220)           0       (220)
                                                                         -------
  TOTAL COMPREHENSIVE INCOME (LOSS)                                      $ 1,341
                                                                         =======
Issuance of 5,805 shares of common
  stock under dividend reinvestment
  and stock purchase plans.........      5,805          7        133                         0            0            0        140
Purchase of 23,988 shares of
  treasury stock...................          0          0          0                         0            0         (588)      (588)
Retirement of 23,988 shares of
  treasury stock...................    (23,988)       (30)      (558)                        0            0          588          0
Cash dividends $.49 per share......          0          0          0                      (627)           0            0       (627)
                                     ---------    -------    -------                   -------      -------       ------    -------
Balance at September 30, 2003......  1,274,541    $ 1,593    $ 3,584                   $21,613      $   316       $    0    $27,106
                                     =========    =======    =======                   =======      =======       ======    =======

NOTE 7 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND CONCENTRATIONS OF CREDIT RISK

         The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These consolidated financial instruments include commitments to extend credit, standby letters of credit and commercial letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The contract or notional amounts of those instruments reflect the extent of involvement the Corporation has in particular classes of financial instruments. The Corporation does not engage in trading activities with respect to any of its financial instruments with off-balance sheet risk.

         The Corporation may require collateral or other security to support financial instruments with off-balance sheet credit risk. The contract or notional amounts at September 30, 2003 and December 31, 2002 were as follows:

                                                               (Amounts in Thousands)
                                                               ----------------------
                                                               SEPTEMBER     DECEMBER
                                                               30, 2003      31, 2002
                                                               --------      --------
         FINANCIAL INSTRUMENTS WHOSE CONTRACT AMOUNTS
          REPRESENT CREDIT RISK:
           Commitments to extend credit.....................  $11,932,136  $11,768,038
           Financial standby letters of credit..............    1,841,212    1,842,578
           Performance standby letters of credit............      159,812       48,404
           Dealer floor plans...............................    1,928,097    1,393,763

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

         The Corporation granted commercial, consumer and residential loans to customers within Pennsylvania. Of the total loan portfolio at September 30, 2003, 80.6% was for real estate loans, principally residential. It was the opinion of management that the high concentration did not pose an adverse credit risk. Further, it was management's opinion that the remainder of the loan portfolio was balanced and diversified to the extent necessary to avoid any significant concentration of credit.

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

         The results of operations for the nine-month period ended September 30, 2003, are not necessarily indicative of the results to be expected for the full year.

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

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors and Stockholders of CCFNB Bancorp, Inc.:


We have reviewed the accompanying consolidated balance sheet of CCFNB Bancorp, Inc. and Subsidiary as of September 30, 2003, and the related consolidated statements of income and cash flows for the three and nine month periods ended September 30, 2003 and 2002. These consolidated interim financial statements are the responsibility of the management of CCFNB Bancorp, Inc. and Subsidiary.

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


/s/ J.H. Williams & Co., LLP

J.H. Williams & Co., LLP
Kingston, Pennsylvania
October 10, 2003

                               CCFNB BANCORP, INC.
                                    FORM 10-Q
                      FOR THE QUARTER ENDED SEPTEMBER 2003

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Consolidated Summary of Operations
(Dollars in Thousands, except for per share data)

                                           At and For the Nine
                                                Months              At and For the Years
                                           Ended September 30,        Ended December 31,
                                           -------------------        ------------------
                                           2003          2002         2002         2001         2000         1999         1998
                                        ----------    ----------   ----------   ----------   ----------   ----------   ----------
Income and Expense:
    Interest income ..................  $    8,474    $    9,684   $   12,780   $   13,720   $   13,552   $   12,669   $   12,444
    Interest expense .................       3,407         4,324        5,741        6,924        6,859        6,099        6,072
                                        ----------    ----------   ----------   ----------   ----------   ----------   ----------
    Net interest income ..............       5,067         5,360        7,039        6,796        6,693        6,570        6,372
    Loan loss provision ..............         150           264          309          163           54           78           78
                                        ----------    ----------   ----------   ----------   ----------   ----------   ----------
    Net interest income after loan
      loss Provision .................       4,917         5,096        6,730        6,633        6,639        6,492        6,294
    Non-interest income ..............       1,134           888        1,210        1,149        1,053        1,050          981
    Non-interest expense .............       4,070         4,076        5,479        5,104        4,967        4,818        4,739
                                        ----------    ----------   ----------   ----------   ----------   ----------   ----------
    Income before income taxes .......       1,981         1,908        2,461        2,678        2,725        2,724        2,536
    Income taxes .....................         420           419          539          621          671          685          634
                                        ----------    ----------   ----------   ----------   ----------   ----------   ----------
    Net income .......................  $    1,561    $    1,489   $    1,922   $    2,057   $    2,054   $    2,039   $    1,902
                                        ==========    ==========   ==========   ==========   ==========   ==========   ==========
Per Share:(1)
    Net income .......................  $     1.22    $     1.13   $     1.47   $     1.54   $     1.51   $     1.48   $     1.38
    Cash dividends paid ..............         .49           .47          .63          .59          .56          .51          .46
    Average shares outstanding .......   1,283,475     1,312,811    1,309,084    1,338,007    1,355,624    1,375,572    1,378,339
Average Balance Sheet:
    Loans ............................  $  150,560    $  146,565   $  147,545   $  139,219   $  134,325   $  123,185   $  116,490
    Investments ......................      59,248        54,381       54,197       50,593       47,003       49,827       45,878
    Other earning assets .............       6,785         7,590        5,309        6,569          219        1,638        3,890
    Total assets .....................     231,173       219,015      223,476      208,630      196,727      186,597      177,643
    Deposits .........................     172,596       162,157      150,883      149,601      139,774      138,963      131,366
    Other interest-bearing liabilities      30,246        29,417       29,356       31,629       31,203       23,458       22,660
    Stockholders' equity .............      26,973        26,036       26,615       25,890       23,910       22,874       22,264
Balance Sheet Data:
    Loans ............................  $  149,339    $  150,624   $  151,338   $  142,990   $  137,360   $  134,423   $  118,558
    Investments ......................      64,969        58,015       53,528       57,121       47,311       49,104       48,151
    Other earning assets .............       3,502         6,735       10,068       63,312        4,814        1,343        5,133
    Total assets .....................     233,314       226,610      229,032      214,238      203,054      196,122      185,258
    Deposits .........................     173,066       168,536      172,127      142,990      143,169      138,606      137,679
    Other interest-bearing liabilities      31,870        29,651       28,621       31,384       33,477       33,224       22,709
    Stockholders' equity .............      27,106        26,922       26,840       26,042       25,050       23,047       23,480
Ratios:(2)
    Return on average assets .........         .96%          .95%         .86%         .99%        1.04%        1.09%        1.07%
    Return on average equity .........        7.72%         7.63%        7.22%        7.92%        8.59%        8.91%        8.54%
    Dividend payout ratio ............       40.17%        41.30%       42.86%       38.31%       36.89%       34.09%       33.59%
    Average equity to average
      assets ratio ...................       11.67%        11.89%       11.77%       12.16%       12.34%       11.75%       12.53%

(1) Per share data has been calculated on the weighted average number of shares outstanding.

(2) The ratios for the nine month period ending September 30, 2003 and 2002 are annualized.

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

EARNINGS SUMMARY

Net income for the nine months ended September 30, 2003 was $1,561 thousand or $1.22 per basic and diluted share. These results compare with net income of $1,489 thousand, or $1.13 per basic and diluted share for the same period in 2002. Annualized return on average equity increased to 7.72 percent from 7.63 percent, while the annualized return on average assets increased to .96 percent from .95 percent, for the nine months ended September 30, 2003 and 2002 respectively.

Net interest income continues to be the largest source of our operating income. Net interest income on a tax equivalent basis decreased to $5.4 million at September 30, 2003, compared with $5.7 million for the nine months ended September 30, 2002. The decrease in net interest income is primarily due to the decreased interest rates on loans and the securities that are called in this low interest rate environment and replaced with lower yielding securities. The tax equavilized interest margin decreased to 3.32 percent for the nine months ended September 30, 2003, compared to 3.66 percent for the nine months ended September 30, 2002.

Average interest earning assets increased $8.1 million or 3.9 percent for the nine months ended September 30, 2003 over the same period in 2002. Average loans increased $4.0 million or 2.7 percent, average investments increased $4.8 million or 8.8 percent and average federal funds sold and interest-bearing deposits with other financial institutions decreased .8 million or 10.6 percent for this nine month period.

Average interest bearing liabilities for the nine months ended September 30, 2003 increased $9.8 million or 5.5 percent from the same period in 2002. Average short-term borrowings were $18.9 million at September 30, 2003 and $18.1 million at September 30, 2002. Long-term debt, which includes primarily FHLB advances, remained at 11.3 million on September 30, 2003 and September 30, 2002. Average demand deposits increased $1.5 million from 2002 balances.

The average interest rate on total interest earning assets was 5.22 percent for the nine months ended September 30, 2003, compared with 6.19 percent for the nine months ended September 30, 2002. The average interest rate for loans decreased 72 basis points to 6.26 percent at September 30, 2003 compared to 6.98 percent September 30, 2002. Interest-bearing deposits with other Financial Institutions interest rates decreased 42 basis points to 1.15 percent from 1.57 percent at September 30, 2003 and September 30, 2002 respectively. Average rates on interest bearing deposits decreased by 92 basis points to 2.29 percent from
3.21 percent one year ago. Average interest rates also decreased on total interest bearing liabilities by 82 basis points to 2.43 percent from 3.25 percent. The reason for these decreases on interest bearing liabilities was primarily attributed to the decreasing rates on all deposit liabilities and the tied-to-prime interest rates paid on repurchase agreements with large customers.

NET INTEREST INCOME

Net interest income decreased to $5.1 million for the nine months ended September 30, 2003 compared to $5.4 million for the same period in 2002.

The following table reflects the components of net interest income for each of the nine months ended September 30, 2003 and 2002.

           ANALYSIS OF AVERAGE ASSETS, LIABILITIES AND CAPITAL EQUITY
                                       AND
                  NET INTEREST INCOME ON A TAX EQUIVALENT BASIS

AVERAGE BALANCE SHEET AND RATE ANALYSIS
(Dollars in Thousands)

                                                        Nine Months Ended September 30, 2003 and 2002
                                                      Interest       Average                   Interest      Average
                                         Average      Income /       Yield /       Average      Income /     Yield /
                                         Balance       Expense        Rate         Balance      Expense       Rate
                                         -------       -------        ----         -------      -------       ----
                                           (1)           (2)                         (1)          (2)
ASSETS:
Interest-bearing deposits with other
financial institutions .............    $   4,745     $      41          1.15%    $   4,413    $      52         1.57%
Investment securities (3) ..........       59,248         1,401          3.71%       54,381        1,969         5.60%
Federal funds sold .................        2,040            40          2.61%        3,177           41         1.72%
Loans ..............................      150,560         6,992          6.26%      146,565        7,622         6.98%
                                        ---------     ---------                   ---------    ---------

Total interest earning assets ......    $ 216,593     $   8,474          5.22%    $ 208,536    $   9,684         6.19%
                                        ---------     ---------                   ---------    ---------

Reserve for loan losses ............       (1,371)                                   (1,053)
Cash and due from banks ............        5,403                                     2,266
Other assets .......................       10,548                                     9,266
                                        ---------                                 ---------

Total assets .......................    $ 231,173                                 $ 219,015
                                        ---------                                 ---------

LIABILITIES AND CAPITAL:
Interest bearing deposits............   $ 156,731     $   2,690          2.29%    $ 147,789    $   3,557         3.21%
Short-term borrowings................      18,903           209          1.49%       18,064          258         1.91%
Long-term borrowings.................      11,343           508          5.97%       11,353          509         5.98%
                                        ---------     ---------                   ---------    ---------

Total interest-bearing liabilities      $ 186,977     $   3,407          2.43%    $ 177,206    $   4,324         3.25%
                                        ---------     ---------                   ---------    ---------

Demand deposits......................     $15,865                                   $14,368
Other liabilities....................       1,358                                     1,405
Stockholders' equity.................      26,973                                    26,036
                                        ---------                                 ---------

Total liabilities and capital........   $ 231,173                                 $ 219,015
                                        ---------                                 ---------

NET INTEREST INCOME /
  NET INTEREST MARGIN (4)............                 $   5,067          3.12%                 $   5,360         3.43%

TAX EQUIVALENT NET INTEREST INCOME /
  NET INTEREST MARGIN (5)............                 $   5,393          3.32%                 $   5,730         3.66%


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

             CHANGE IN NET INTEREST INCOME ON A TAX EQUIVALENT BASIS

                                                               Nine Months Ended September 30, 2003
                                                                        Compared with 2002
                                                                     Increase (Decrease) (2)
                                                                  Volume       Rate       Total
                                                                  ------       ----       -----
Interest income:                                                          (In thousands)
         Loans (1) ..........................................    $   279     $(1,055)    $  (776)
         Investments ........................................        273      (1,028)       (755)
         Federal  funds sold and other short-term investments        (13)         (3)        (16)

Interest expense:
         Deposits ...........................................    $   287     $(1,360)    $(1,073)
         Short-term borrowings ..............................         16         (78)        (62)
         Long term debt .....................................         (1)         (1)         (2)

Net: ........................................................    $   237     $  (647)    $  (410)

(1) Interest income is adjusted to a tax equivalent basis using a 34 percent tax rate.

(2) Variances resulting from a combination of changes in volume and rates are allocated to the categories in proportion to the absolute dollar amounts of the change in each category.

Average interest earning assets at September 30, 2003 increased by 3.9 percent over September 30, 2002 to $216.6 million from $208.5 million.

Average loans outstanding increased from $146.6 million to $150.6 million or 2.7 percent for the nine months ended September 30, 2003, as compared to the nine months ended September 30, 2002.

The outstanding balance of net loans at September 30, 2003 was $148.3 million compared to $150.0 million at December 31, 2002.

Interest income from investment securities decreased 30.0% from $2.0 million for the nine months ended September 30, 2002 to $1.4 million for the nine months ended September 30, 2003. The average balance of investment securities for the nine months ended September 30, 2003 increased 8.8 percent to $59.2 million, compared to the $54.4 million for the same period of 2002.

Total interest expense decreased $.9 million or 20.9 percent for the first nine months of 2003 as compared to the first nine months of 2002. The cost of interest bearing liabilities decreased on an average yield basis from 3.25 percent through September 2002 compared to 2.43 percent through September 2003. The average yield on interest earning assets decreased from 6.19 percent to 5.22 percent through September 2002 and 2003, respectively.

Average short-term borrowings increased $.8 million from $18.1 million at September 30, 2002 to $18.9 million at September 30, 2003.

Long-term borrowings from Federal Home Loan Bank remained constant at an average $11.3 million at September 30, 2003 and 2002.

NON-INTEREST INCOME

The following table presents the components of non-interest income for the nine months ended September 30, 2003 and 2002.

                                                              Nine Months Ended
                                                                September 30,
                                                                (In thousands)
                                                                --------------
                                                               2003        2002
                                                              ------      ------
Service charges and fees ...............................      $  507      $  487
Trust Department income ................................          95         151
 Investment Securities Gain - net ......................           8         107
Gain on Sale of Loans ..................................          92           0
Gain on Sale of Other Real Estate Owned ................          12           0
Gain on Cash Surrender Value Life Insurance ............         165          13
Mortgage Servicing Rights, net of amortization .........          72           0
Third party brokerage income ...........................          74          71
Other ..................................................         109          59
                                                              ------      ------
         Total .........................................      $1,134      $  888
                                                              ------      ------

Non-interest income continues to represent a considerable source of our income. We are committed to increasing non-interest income. Increases will be derived from our existing sources of non-interest income and any new opportunities that may develop.

For the nine months ended September 30, 2003, total non-interest income increased $246 thousand to $1,134 thousand or 27.7 percent, compared to $888 thousand for the nine months period ended September 30, 2002.

Service charges and fees increased $20 thousand from $487 thousand at September 30, 2002 to $507 thousand or 4.1 percent at September 30, 2003. Trust Department income decreased from $151 thousand at September 30, 2002 to $95 thousand or
37.1 percent at September 30 2003. Investment securities gains were $8 thousand at September 30, 2003 and $107 thousand at September 30, 2002, a decrease of $99 thousand. Sale of Loans generated $92 thousand in income through September 30, 2003 compared to $0 for the same period of 2002. Gain on Sale of Other Real Estate Owned realized income of $12 thousand at September 30, 2003 compared to $0 for the nine months ended September 30, 2002. Bank Owned Life Insurance gain in Cash Surrender Value was $165 thousand at September 30, 2003 compared to $13 thousand at September 30, 2002. Loan sales created net income of $72 thousand in Net Mortgage Servicing Rights at September 30, 2003 compared to $0 at September 30, 2002. Third party brokerage income reflected a $3 thousand increase or 4.2 percent comparing September 30, 2003 to September 30, 2002.

Other non-interest income increased from $59 thousand at September 30, 2002 to $109 thousand or 83.1 percent at September 30, 2003. This increase was attributable to new fees of $28 thousand for preparation of loans for sale and $6 thousand for Service and Credit Enhancement Fees for these loans sold. Additional Merchant fees for Credit Card services amounted to $20 thousand for the period ending September 30, 2003 compared to September 30, 2002.

NON-INTEREST EXPENSE

The following table presents the components of non-interest expense for the nine months ended September 30, 2003 and 2002.

                                                             Nine Months Ended
                                                              September 30,
                                                           2003            2002
                                                          ------          ------
                                                          (Dollars in Thousands)
Salaries and  wages ............................          $1,647          $1,638
Employee benefits ..............................             585             566
Net occupancy expense ..........................             290             268
Furniture and equipment expense ................             357             442
State shares tax ...............................             206             192
Other expense ..................................             985             970
                                                          ------          ------
         Total .................................          $4,070          $4,076
                                                          ------          ------

Non-interest expense remained constant at $4.1 million at September 30, 2002 and September 30, 2003.

Generally, non-interest expense accounts for the cost of maintaining facilities; providing salaries and benefits to employees; and paying for insurance, supplies, advertising, data processing services, taxes and other related expenses. Some of the costs and expenses are variable while others are fixed. To the extent possible, we utilize budgets and related measures to control variable expenses.

Salaries increased .05 percent at September 30, 2003 compared to September 30, 2002. A 3.36 percent increase was reflected in employee benefits from $566 thousand at September 30, 2002, to $585 thousand at September 30, 2004. Increased cost of employee benefits, specifically health coverage, accounted for the increase in employee benefits.

Occupancy expense and furniture and equipment expense reflects a $63 thousand or
8.9 percent decrease for the first nine months of 2003 compared to the first nine months of 2002, principally attributable to reductions in depreciation expense.

Pennsylvania Bank Shares Tax increased 7.3 percent from $192 thousand at September 30, 2002 compared to $206 thousand at September 30, 2003.

Other expenses increased 1.5 percent from $970 thousand at September 30, 2002 to $985 thousand at September 30, 2003.

INCOME TAXES

Income tax expense as a percentage of pre-tax income was 21.2 percent for the nine months ended September 30, 2003 compared with 22.0 percent for the same period in 2002. The effective tax rate for 2003 is expected to approximate 34 percent.

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

LIQUIDITY

Liquidity measures the ability to satisfy current and future cash flow needs as they become due. Maintaining a level of liquid funds through asset / liability management seeks to ensure that these needs are met at a reasonable cost. On the asset side, liquid funds are maintained in the form of cash and due from banks, federal funds sold, investment securities maturing within one year, and security and loan payments. Liquid assets amounted to $114.7 million and $202.3 million at September 30, 2003 and December 31, 2002, respectively. This represents 53.0 percent and 96.1 percent of earning assets, and 49.6 percent and 88.3 percent of total assets at September 30, 2003 and December 31, 2002, respectively.

On the liability side, the primary source of funds available to meet liquidity needs is our core deposit base, which generally excludes certificates of deposit over $100 thousand Core deposits averaged approximately $142.4 million for the nine months ended September 30, 2003 and $137.0 million for the year ended December 31, 2002, representing 65.7 percent and 65.1 percent of average earning assets. Short-term and long-term borrowings through federal funds lines, repurchase agreements, Federal Home Loan Bank advances and large dollar certificates of deposit, generally those over $100 thousand, are used as supplemental funding sources. Additional liquidity is derived from scheduled loan and investment payments of principal and interest, as well as prepayments received. For the nine months ended September 30, 2003, there were $33.0 million of proceeds from the sales, maturities and redemptions of investment securities available for sale. Purchases of investment securities for the nine months ended September 30, 2003 were $45.2 million. Short-term borrowings and certificates of deposit over $100 thousand amounted to $49.8 million and $48.5 million for the nine months ended September 30, 2003 and the year ended December 31, 2002, respectively.

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

As of September 30, 2003, we had $65.0 million of securities available for sale recorded at their fair value, compared with $53.5 million at December 31, 2002. As of September 30, 2003, the investment securities available for sale had an unrealized gain of $316 thousand, net of deferred taxes, compared with an unrealized gain of $536 thousand, net of deferred taxes, at December 31, 2002. These securities are not considered trading account securities which may be sold on a continuous basis, but rather are securities which may be sold to meet our various liquidity and interest rate requirements.

NON-PERFORMING ASSETS

Shown below is a summary of past due and non-accrual loans:

                                                         (Dollars in thousands)
                                                        September        December
                                                           30,              31,
                                                          2003             2002
                                                         ------           ------
Past due and non-accrual:
       Days 30 - 89 ..........................           $  914           $1,841
       Days 90 plus ..........................              392               50
      Non-accrual ............................            2,142            2,122
                                                         ------           ------
  Total ......................................           $3,448           $4,013
                                                         ------           ------

Past due and non-accrual loans decreased $.6 million from $4.0 million at December 31, 2002 to $3.4 million at September 30, 2003. The loan delinquency expressed as a ratio to total loans was 2.3% at September 30, 2003 and 2.6% at December 31, 2002.

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

The following analysis provides a schedule of loan maturities / interest rate sensitivities. This schedule presents a repricing and maturity analysis as required by the FFIEC:

                                                                                       (Dollars in
                                                                                        Thousands)
                  MATURITY AND REPRICING DATA FOR LOANS AND LEASES                    September 30,
                                                                                          2003
Closed-end loans secured by first liens and 1-4 family residential properties with a remaining maturity or repricing frequency of:
         (1) Three months or less ..................................................    $   2,406
         (2) Over three months through 12 months ...................................       12,412
         (3) Over one year through three years .....................................       28,193
         (4) Over three years through five years ...................................        2,424
         (5) Over five years through 15 years ......................................       22,232
         (6) Over 15 years .........................................................          380
All loans and leases other than closed-end loans secured by first liens on 1-4 family residential properties with a remaining maturity or repricing frequency of:
         (1) Three months or less ..................................................       26,697
         (2) Over three months through 12 months ...................................       14,988
         (3) Over one year through three years .....................................       17,295
         (4) Over three years through five years ...................................        7,632
         (5) Over five years through 15 years ......................................       12,622
         (6) Over 15 years .........................................................          433
                                                                                        ---------
                  Sub-total ........................................................    $ 147,714
Add:     non-accrual loans not included above ......................................        2,142
Less:    unearned income ...........................................................          (73)
                                                                                        ---------
                  Total Loans and Leases ...........................................    $ 149,783

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses reflected a balance of $1.4 million or .93 percent of total loans at September 30, 2003 and a balance of $1.3 million or.86 percent of total loans at December 31, 2002. The allowance is believed adequate for possible loan losses in the future.

The provision for loan losses was $150 thousand for the first nine months of 2003 compared to $264 thousand for the first nine months of 2002.

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

Management and the Board of Directors review the adequacy of the reserve on a quarterly basis and adjustments, if needed, are made accordingly.

                                                                             For the Three Months
                                                                             Ending September 30,
Amounts in thousands                                                          2003           2002
--------------------                                                       ---------      ---------
Average loans outstanding: ............................................    $ 150,560      $ 146,565
Total loans at end of period ..........................................      149,783        150,624

         Balance at beginning of period ...............................        1,298          1,028
         Total charge-offs ............................................          (44)           (65)
          Total recoveries ............................................           39             52
          Net charge-offs .............................................           (5)           (13)
          Provision for loan losses ...................................          150            264
 Balance at end of period .............................................    $   1,443      $   1,279
                                                                           ---------      ---------

Net charge-offs as a percent of average loans outstanding during period          .00%           .01%
Allowance for loan losses as a percent of total loans .................          .93%           .86%

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

We exceed all minimum capital requirements as reflected in the following table:

                                                   September 30, 2003     December 31, 2002
                                                   ------------------     -----------------
                                                               Minimum               Minimum
                                                  Calculated  Standard  Calculated  Standard
                                                    Ratios     Ratios     Ratios     Ratios
                                                    ------     ------     ------     ------
Risk Based Ratios:
Tier I Capital to risk-weighted assets .........     19.02%      4.00%     18.53%      4.00%
Total Qualifying Capital to risk-weighted assets     20.08%      8.00%     19.46%      8.00%

Additionally, certain other ratios also provide capital analysis as follows:

                                                            September   December
                                                               30,         31,
                                                              2003        2002
Tier I Capital to average assets .......................      11.59%      11.77%

We believe that the bank's current capital position and liquidity positions are strong and that its capital position is adequate to support its operations.

Book value per share amounted to $21.27 at September 30, 2003, compared with $20.76 per share at December 31, 2002.

Cash dividends declared amounted to $0.49 per share, for the nine months ended September 30, 2003, equivalent to a dividend payout ratio of 40.2 percent, compared with 41.3 percent for the same period in 2002. Our Board of Directors continues to believe that cash dividends are an important component of shareholder value and that, at the bank's current level of performance and capital, we expect to continue our current dividend policy of a quarterly cash distribution of earnings to our shareholders.

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

Item 2. Changes in Securities - Nothing to report.

Item 3. Defaults Upon Senior Securities - Northing to report.

Item 4. Submission of matters to a Vote of Security Holders - Nothing to report.

Item 5. Other Information - None

Item 6. A - Exhibits and Reports on Form 8-K

         8 K filed August 14, 2003

         At the Registrant's Board meeting of August 14, 2003, the directors authorized the purchase of up to 100,000 shares of its issued and outstanding common stock, from time to time, in open market purchases, through a licensed broker-dealer, in accordance with the terms, conditions and restriction contained in Rule 10b-18.

         B - Exhibits 31.1, 31.2 and 32

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      CCFNB BANCORP, INC.
                                          (Registrant)



                                      By    /s/ Lance O. Diehl
                                            ------------------------------------
                                            Lance O. Diehl
                                            President and CEO

                                      Date: November 7, 2003



                                      By    /s/ Virginia D. Kocher
                                            ------------------------------------
                                            Virginia D. Kocher
                                            Principal Financial Officer

                                      Date: November 7, 2003