Form 10-K
period 2003-12-31
CCFNB BANCORP INC
filed 2004-03-15
CIK 731122

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year-ended December 31, 2003

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

         The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant based on the average of the bid and asked prices of $29.00 at February 28, 2004, was $37,030,506.

         As of February 28, 2004, the Registrant had outstanding 1,276,914 shares of its common stock, par value $1.25 per share.

                                  Page 1 of 79
                            Exhibit Index on Page 67

                               CCFNB BANCORP, INC.
                                    FORM 10-K

                                      INDEX

                                                                                                                         Page
                                                                                                                         ----
SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS.....................................................................     3
ITEM 1.       BUSINESS................................................................................................     3
ITEM 2.       PROPERTIES..............................................................................................    18
ITEM 3.       LEGAL PROCEEDINGS.......................................................................................    19
ITEM 5.       MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...............................    19
ITEM 6.       SELECTED FINANCIAL DATA.................................................................................    20
ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...................    20
ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..............................................    32
ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.............................................................    32
ITEM 9A.      CONTROLS AND PROCEDURES.................................................................................    55
ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT......................................................    56
ITEM 11.      EXECUTIVE COMPENSATION..................................................................................    58
   FIVE-YEAR PERFORMANCE GRAPH........................................................................................    60
ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS..........    61
ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..........................................................    61
ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES..................................................................    61
ITEM 15.      EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K.......................................    62
SIGNATURES............................................................................................................    64
INDEX TO EXHIBITS.....................................................................................................    67

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

ITEM 1. BUSINESS

GENERAL

We are a registered financial holding company, bank holding company, and Pennsylvania business corporation, and are headquartered in Bloomsburg, Pennsylvania. We have one wholly-owned subsidiary which is Columbia County Farmers National Bank or referred to as the Bank. A substantial part of our business consists of the management and supervision of the Bank. Our principal source of income is dividends paid by the Bank. At December 31, 2003, we had approximately:

         -        $233 million in total assets;

         -        $148 million in loans;

         -        $172 million in deposits; and

         -        $ 28 million in stockholders' equity.

The Bank is a national banking association and member of the Federal Reserve System whose deposits are insured by the Bank Insurance Fund of the FDIC. The Bank is a full-service commercial bank providing a range of services and products, including time and demand deposit accounts, consumer, commercial and mortgage loans to individuals and small to medium-sized business in its Northcentral Pennsylvania market area. The Bank also operates a full-service trust department. A third-party brokerage is also resident in the Bank's office in Lightstreet, Pennsylvania. At December 31, 2003, the Bank had six branch banking offices which are located in the Pennsylvania county of Columbia.

We consider our branch banking offices to be a single operating segment, because these branches have similar:

         -        economic characteristics,

         -        products and services,

         -        operating processes,

         -        delivery system,

         -        customer bases, and

         -        regulatory oversight.

We have not operated any other reportable operating segments in the 3-year period ended December 31, 2003.

We hold a 50% interest in a local insurance agency. The name of this agency is Neighborhood Group, Inc. and trades under the fictitious name of Neighborhood Advisors (insurance agency). Through this joint venture, we sell insurance products and services.

As of December 31, 2003, we had 86 employees on a full-time equivalent basis. The Company and the Bank are not parties to any collective bargaining agreement and employee relations are considered to be good.

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

INTERCOMPANY TRANSACTIONS

Various governmental requirements, including Sections 23A and 23B of the Federal Reserve Act and Regulation W of the Federal Reserve Board, limit borrowings by us from the Bank and also limit various other transactions between us and the Bank. For example, Section 23A of the Federal Reserve Act limits to no more than ten percent of its total capital the aggregate outstanding amount of the Bank's loans and other "covered transactions" with any particular non-bank affiliate (including a financial subsidiary) and limits to no more than 20 percent of its total capital the aggregate outstanding amount of the Bank's covered transactions with all of its affiliates (including financial subsidiaries). At December 31, 2003, approximately $5 million was available for loans to us from the Bank. Section 23A of the Federal Reserve Act also generally requires that the Bank's loans to its non-bank affiliates (including financial subsidiaries) be secured, and Section 23B of the Federal Reserve Act generally requires that the Bank's transactions with its non-bank affiliates (including financial subsidiaries) be on arm's-length terms. Also, we, the Bank, and any financial subsidiary are prohibited from engaging in certain "tie-in" arrangements in connection with extensions of credit or provision of property or services.

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

Commercial loans and commercial real estate loans comprised 30.0% of our total consolidated loans as of December 31, 2003. Commercial loans are typically larger than residential real estate loans and consumer loans. Because our loan portfolio contains a significant number of commercial loans and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans may cause a significant increase in nonperforming loans. An increase in nonperforming loans could result in a loss of earnings from these loans, an increase in the provision for loan losses and loan charge-offs.

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

After our evaluation of these loans, we allocate portions of our allowance for loan losses to categories of loans based upon the following considerations:

         -        historical trends,

         -        economic conditions, and

         -        any known deterioration.

We use a self-correcting mechanism to reduce differences between estimated and actual losses. We will, on an annual basis, weigh our loss experience among the various categories and reallocate the allowance for loan losses.

For a more in-depth presentation of our allowance for loan losses and the components of this allowance, please refer to Item 7 of this report under Management's Discussion and Analysis of Financial Condition and Results of Operations at "Non-Performing Assets," "Allowance for Loan Losses and Related Provision," and "Summary of Loan Loss Experience," as well as Note 4, Item 8 to this report.

SOURCES OF FUNDS

GENERAL. Our primary source of funds is the cash flow provided by our investing activities, including principal and interest payments on loans and mortgage-backed and other securities. Our other sources of funds are provided by operating activities (primarily net income) and financing activities, including borrowings and deposits.

DEPOSITS. We offer a variety of deposit accounts with a range of interest rates and terms. We currently offer passbook and statement savings accounts, NOW accounts, money market accounts, demand deposit accounts and certificates of deposit. The flow of deposits is influenced significantly by general economic conditions, changes in prevailing interest rates, pricing of deposits and competition. Our deposits are primarily obtained from areas surrounding our banking offices. We rely primarily on marketing, new products, service and long-standing relationships with customers to attract and retain these deposits. At December 31, 2003, our deposits totaled $172 million. Of the total deposit balance, $10 million or 6%, represent Individual Retirement Accounts and $27 million or 16% represent certificates of deposit in amounts of $100,000 or more.

When we determine the levels of our deposit rates, consideration is given to local competition, yields of U.S. Treasury securities and the rates charged for other sources of funds. We have maintained a high level of core deposits, which has contributed to our low cost of funds. Core deposits include savings, money market, NOW and demand deposit accounts, which, in the aggregate, represented 48% of total deposits at December 31, 2003 and 45% of total deposits at December 31, 2002.

For a further discussion of our deposits, please refer to Item 7 of this report under Management's Discussion and Analysis of Financial Condition and Results of Operations at "Deposits and Borrowed Funds," as well as Note 7, Item 8 to this report.

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

We, like other bank holding companies, are required to maintain Tier 1 and "Total Capital" (the sum of Tier 1 and Tier 2 capital, less certain deductions) equal to at least four percent and eight percent of their total risk-weighted assets (including certain off-balance sheet items, such as unused lending commitments and standby letters of credit), respectively. At December 31, 2003, we met both requirements, with Tier 1 and Total Capital equal to 18.82 percent and 19.88 percent of total risk-weighted assets.

The Federal Reserve Board has adopted rules to incorporate market and interest rate risk components into their risk-based capital standards. Under these market-risk requirements, capital will be allocated to support the amount of market risk related to a financial institution's ongoing trading activities.

The Federal Reserve Board also requires bank holding companies to maintain a minimum "Leverage Ratio" (Tier 1 capital to adjusted total assets) of three percent if the bank holding company has the highest regulatory rating and meets certain other requirements, or of three percent plus an additional cushion of at least one to two percentage points if the bank holding company does not meet these requirements. At December 31, 2003, our leverage ratio was 11.79 percent.

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

The Bank is subject to similar risk-based capital and leverage requirements adopted by the Comptroller of the Currency. The Bank was in compliance with the applicable minimum capital requirements as of December 31, 2003. The Comptroller of the Currency has not advised the Bank of any specific minimum leverage ratio applicable to the Bank.

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

Rules adopted by the Comptroller of the Currency under FDICIA provide that a national bank is deemed to be well capitalized if the bank has a total risk-based capital ratio of ten percent or greater, a Tier 1 risk-based capital ratio of six percent or greater, and a leverage ratio of five percent or greater and the institution is not subject to a written agreement, order, capital directive, or prompt corrective action directive to meet and maintain a specific level of any capital measure. As of December 31, 2003, the Bank was well-capitalized, based on the prompt corrective action ratios and guidelines described above. It should be noted, however, that a bank's capital category is determined solely for the purpose of applying the Comptroller of the Currency's prompt corrective action regulations, and that the capital category may not constitute an accurate representation of the bank's overall financial condition or prospects.

BROKERED DEPOSITS

Under FDIC regulations, no FDIC-insured bank can accept brokered deposits unless it (1) is well capitalized, or (2) is adequately capitalized and receives a waiver from the FDIC. In addition, these regulations prohibit any bank that is not well capitalized from paying an interest rate on brokered deposits in excess of three-quarters of one percentage point over certain prevailing market rates. As of December 31, 2003, the Bank held no brokered deposits.

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

At December 31, 2003, approximately $364 thousand was available for payment of dividends to us.

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

The Deposit Insurance Funds Act provides for assessments to be imposed on insured depository institutions with respect to deposits insured by the BIF (in addition to assessments currently imposed on depository institutions with respect to BIF-insured deposits) to pay for the cost of Financing Corporation ("FICO") funding. The FICO assessments are adjusted periodically to reflect changes in the assessment bases of the FDIC insurance funds and do not vary depending upon a depository institution's capitalization or supervisory evaluations. In 2003, the Bank paid FICO assessments of $27,019.

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

For the purposes of the CRA regulations, the Bank is deemed to be a "small bank," based upon financial information as of December 31, 2003. The Bank will be examined under the streamlined procedures. The Bank received a "satisfactory" CRA rating in its last CRA examination which was held in 2003.

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

THE USA PATRIOT ACT

In the wake of the tragic events of September 11, 2002, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism ("USA PATRIOT") Act of 2002 was enacted. Under the USA PATRIOT Act, financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as enhanced due diligence and "know your customer" standards in their dealings with foreign financial institutions and foreign customers. For example, the enhanced due diligence policies, procedures, and controls generally require financial institutions to take reasonable steps:

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

Under the USA PATRIOT Act, the Bank established anti-money laundering programs including a customer identification program. The USA PATRIOT Act sets forth minimum standards for these programs, including:

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

SUBPRIME AND PREDATORY LENDING PRACTICES

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

The Comptroller of the Currency issued a final rule, effective February 12, 2004, that specifies the types of state and local laws that do not apply to the Bank's lending and deposit taking activities and the types of state and local laws that generally do apply to the Bank. This final rule was partly enacted in response to state and local laws prohibiting what is commonly called "predatory lending" activities.

The Comptroller of the Currency adopted its own anti-predatory lending standard that focuses on consumer loans and permits the Bank to use a variety of reasonable methods to determine a borrower's ability to repay, including, for example, the borrower's current and expected income, current and expected cash flows, net worth, other relevant financial obligations, employment status, credit history or other relevant factors. In addition, the Bank shall not engage in unfair or deceptive practices within the meaning of Section 5 of the Federal Trade Commission Act, 15 U.S.C. 45(a)(1), and regulations made under the authority of this act in connection with consumer loans.

This final rule also preempts state and local laws that obstruct, impair or condition the Bank's ability to fully exercise its deposit-taking powers under federal law and to fully exercise its powers to conduct other activities under federal law.

The Bank may exercise its deposit-taking powers without regard to state and local law limitations concerning:

         -        Abandoned and dormant accounts;

         -        Checking accounts;

         -        Disclosure requirements;

         -        Funds availability;

         -        Savings account orders of withdrawal;

         - State licensing or registration requirements (except for purposes of service of process); and

         -        Special purpose savings services.

State and local laws on the following subjects are not inconsistent with the lending, deposit-taking and activities powers of the Bank and apply to the Bank to the extent that they only incidentally affect the exercise of the Bank's powers:

         -        Contracts;

         -        Torts;

         -        Criminal law;

         -        Rights to collect debts;

         -        Acquisition and transfer of property;

         -        Taxation;

         -        Zoning; and

         - Any other law the effect of which the Comptroller of the Currency determines to be incidental to the operations of the Bank or otherwise consistent with the authority granted to the Bank to engage in lending, deposit-taking and other incidental activities.

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

THE BANK

The Bank's legal headquarters are located at 232 East Street, Bloomsburg, Columbia County, Pennsylvania 17815. The Bank is a locally-owned and managed community bank that seeks to provide personal attention and professional financial assistance to its customers. The Bank serves the needs of individuals and small to medium-sized businesses. The Bank's business philosophy includes offering direct access to its President and other officers and providing friendly, informed and courteous service, local and timely decision making, flexible and reasonable operating procedures and consistently-applied credit policies.

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

ITEM 2. PROPERTIES

Our corporate headquarters are located at 232 East Street, Bloomsburg, Pennsylvania. We own this facility which has approximately 11,686 square feet. The Bank's legal or registered office is also at 232 East Street, Bloomsburg, Pennsylvania. Our remaining banking centers, all of which we own, are described as follows:

                                  Approximate
       Location                 Square Footage             Use
-----------------------------------------------------------------------------
Orangeville, PA                      2,259       Banking Services
-----------------------------------------------------------------------------
Benton, PA                           4,672       Banking Services
-----------------------------------------------------------------------------
South Centre, PA                     3,868       Banking Services
-----------------------------------------------------------------------------
Scott Township, PA                  16,500       Banking Services, Corporate,
                                                 Credit and Operations
-----------------------------------------------------------------------------
Millville, PA                        2,520       Banking Services
-----------------------------------------------------------------------------

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

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

We had 792 stockholders of record including individual participants in security position listings and 1,276,914 shares of common stock, par value of $1.25 per share, the only authorized class of common stock, outstanding as of February 25, 2004. Our common stock trades under the symbol "CCFN." As of February 25, 2004, 4 firms were identified on the interdealer electronic bulletin board system as market makers in our common stock. The following information is reported by one of our market makers: Ferris, Baker Watts, Inc., Baltimore, MD. These quotations represent prices between buyers and sellers and do not include retail makeup, markdown or commission. They may not necessarily represent actual transactions. The high and low closing sale prices and dividends per share of our common stock for the four quarters of 2003 and 2002 are summarized in the following table.

                                                         Dividends
    2003:                     High ($)      Low ($)     Declared ($)
    -----                     --------      -------     ------------
First quarter                  24.20         23.20         .16
--------------------------------------------------------------------
Second quarter                 25.00         23.50         .16
--------------------------------------------------------------------
Third quarter                  26.00         24.40         .17
--------------------------------------------------------------------
Fourth quarter                 28.25         26.45         .17
--------------------------------------------------------------------

                                                             Dividends
    2002:                     High ($)         Low ($)      Declared ($)
    -----                     --------         -------      ------------
First quarter                   23.45           21.12           .15
------------------------------------------------------------------------
Second quarter                  21.60           21.00           .16
------------------------------------------------------------------------
Third quarter                   24.00           20.36           .16
------------------------------------------------------------------------
Fourth quarter                  24.25           23.00           .16
------------------------------------------------------------------------

We have paid cash dividends since 1983. It is our present intention to continue the dividend payment policy, although the payment of future dividends must necessarily depend upon earnings, financial position, appropriate restrictions under applicable law and other factors relevant at the time the Board of Directors considers any declaration of dividends.

ITEM 6.  SELECTED FINANCIAL DATA

                               CCFNB BANCORP, INC.
                     SELECTED CONSOLIDATED FINANCIAL SUMMARY
                               AS OF DECEMBER 31,

        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE
                   DATA AND RATIOS)                          2003            2002          2001            2000           1999
-------------------------------------------------------      ----            ----          ----            ----           ----
INCOME STATEMENT DATA:
Total interest income                                    $      11,221   $      12,780  $      13,720  $      13,552  $      12,669
Total interest expense                                           4,366           5,741          6,924          6,859          6,099
                                                         -------------   -------------  -------------  -------------  -------------
Net interest income                                              6,855   $       7,039  $       6,796  $       6,693  $       6,570
Provision for possible loan losses                                 200             309            163             54             78
Other operating income                                           1,508           1,210          1,149          1,053          1,050
Other operating expenses                                         5,409           5,479          5,104          4,967          4,818
Federal income taxes                                               591             539            621            671            685
                                                         -------------   -------------  -------------  -------------  -------------
Net income                                               $       2,163   $       1,922  $       2,057  $       2,054  $       2,039
                                                         -------------   -------------  -------------  -------------  -------------

PER SHARE DATA:
Earnings per share (1)                                   $        1.69   $        1.47  $        1.54  $        1.51  $        1.48
Cash dividends declared per share                                 0.66            0.63           0.59           0.56           0.51
Book value per share                                             21.63           20.76          19.64          18.61          16.85
Average shares outstanding                                   1,281,265       1,309,084      1,338,007      1,355,624      1,375,572

BALANCE SHEET DATA:
Total assets                                             $     232,914   $     229,032  $     214,238  $     203,054  $     196,122
Total loans                                                    147,631         151,338        142,990        137,360        134,423
Total securities                                                62,775          53,538         57,121         47,311         49,104
Total deposits                                                 171,786         172,127        155,666        143,169        138,606
FHLB advances - long-term                                       11,335          11,347         11,357         13,368          2,344
Total stockholders' equity                                      27,603          26,840         26,042         25,050         23,047

PERFORMANCE RATIOS:
Return on average assets                                          0.94%           0.86%          0.99%          1.04%          1.09%
Return on average stockholders' equity                            7.95%           7.22%          7.92%          8.59%          8.91%
Net interest margin (2)                                           3.38%           3.58%          3.68%          3.88%          3.96%
Total non-interest expense as a percentage of
  average assets                                                  2.34%           2.45%          2.45%          2.52%          2.58%

ASSET QUALITY RATIOS:
Allowance for possible loan losses as a
  percentage of loans, net                                        0.97%           0.87%          0.72%          0.74%          0.73%
Allowance for possible loan losses as a percentage of
  non-performing loans (3)                                       52.29%          57.95%         60.54%        341.27%        264.83%
Non-performing loans as a percentage of total loans,
  net (3)                                                         1.85%           1.49%          1.19%          0.25%          0.28%
Non-performing assets as a percentage
  of total assets (3)                                             1.16%           0.98%          0.79%          0.17%          0.19%
Net charge-offs as a percentage of average net
  loans (4)                                                       0.06%           0.03%          0.10%          0.02%          0.04%

LIQUIDITY AND CAPITAL RATIOS:
Equity to assets                                                 11.85%          11.72%         12.16%         12.34%         11.75%
Tier 1 Capital to risk -weighted assets (5)                      18.82%          20.36%         19.06%         20.94%         17.94%
Leverage ratio (5)(6)                                            11.79%          11.77%         12.44%         13.02%         12.94%
Total capital to risk -weighted assets (5)                       19.88%          18.53%         19.82%         21.79%         18.68%
Dividend payout ratio                                            39.02%          42.86%         38.31%         37.09%         34.23%

--------------------

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

         As of December 31, 2003, total interest-earning assets maturing or repricing within one year were more than total interest-bearing liabilities maturing or repricing in the same period by $14,642,000, representing a cumulative one-year interest rate sensitivity gap as a positive percentage of 6.77%. This condition suggests that the yield on the interest-earning assets should adjust to changes in market interest rates at a faster rate than the cost of the interest-bearing liabilities. Consequently, our net interest income could increase during periods of rising interest rates. See "Interest Rate Sensitivity".

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

                              RESULTS OF OPERATIONS

         Our net income increased by 12.5% from $1,922,000 in 2002 to $2,163,000 in 2003. Earnings per share increased by 15.0% from $1.47 in 2002 to $1.69 in 2003. Our return on average assets (ROAA) increased to 0.94% in 2003, compared to 0.86% in 2002. Our return on average equity (ROAE) increased to 7.95% in 2003, compared to 7.22% in 2002.The primary reasons for these increases in our performance ratios were the repricing of interest bearing deposits and other income items, including , but not limited to, gains associated with mortgages originated and sold as well as increases in cash surrender value of bank owned life insurance. Other expenses were also tightly managed.

         Loans decreased by 2.4% in 2003 to $147,631,000 from $151,338,000 in
2002. This decrease was in the real estate lending area.

         We instituted, in 1995, a dividend reinvestment plan and an employees stock purchase plan. Moreover, in 1999, we commenced a strategy to purchase and cancel up to 10% of our outstanding shares of common stock through open market purchases. In 2003, we again filed with the Securities & Exchange Commission to purchase up to 100,000 shares of our outstanding shares. This repurchase program resulted in the purchase and cancellation of the following numbers of shares of our common stock for the years indicated: 23,988 shares (2003); 41,500 shares
(2002); and 27,501 shares (2001). The net effect of the stock plans and the repurchase program resulted in weighted average shares of common stock outstanding as follows: 1,281,265 (2003); 1,309,084 (2002); and 1,338,007
(2001).

         Tax-equivalent net interest income decreased 2.7% to $7.3 million in 2003 from $7.5 million in 2002. Average earning assets increased 3.4% from $223.5 million in 2002 to $231.0 million in 2003. Net interest income decreased 1.4% from $7.0 million in 2002 to $6.9 million in 2003. This decreased net interest income is a result of the long term debt portion of our liabilities being fixed at a high interest rate with all other areas adjusting downward.

                          TABLE OF NON-INTEREST INCOME
                             (Dollars in Thousands)

                                              Years Ended December 31,
                                              ------------------------
                                          2003          2002          2001
                                          ----          ----          ----
Service charges and fees                 $  692        $  649        $  606
Gain on sale of loans                       190             2             0
Bank-owned life insurance income            247            28             0
Trust department income                     148           215           238
Investment securities gains - net             8           137            99
Other                                       223           180           206
                                         ------        ------        ------
Total non-interest income                $1,508        $1,211        $1,149
                                         ------        ------        ------

         Total non-interest income increased during 2003 from $1,211,000 in 2002 to $1,508,000 in 2003. The decline in Trust income in the amount of $67,000 was primarily due to the decline in market value of the accounts. Gain on sale of investment securities decreased from $137,000 in 2002 to $8,000 in 2003. Service fees and charges increased from $649,000 in 2002 to $692,000 in 2003 or 6.6%. Other income increased 23.9% from $180,000 in 2002 to $223,000 in 2003. During 2002, we began a fixed-rate mortgage sales program with the Federal Home Loan Bank of Pittsburgh (FHLB-Pgh), in which fixed-rate mortgages are sold to FHLB-Pgh with servicing rights maintained by us and some recourse retained by us. During 2003, 87 loans were placed on the books reflecting a gain in sale of these loans of $190,000. Bank-owned life insurance income reflected an increase of $219,000 from $28,000 in 2002 to $247,000 in 2003. In December 2002, we
purchased $3,000,000 of Bank-owned life insurance against the lives of senior officers. During May 2003, we purchased an additional $2,000,000 in Bank-owned life insurance on the lives of 18 officers.

                          TABLE OF NON-INTEREST EXPENSE
                             (Dollars in Thousands)

                                           Years Ended December 31,
                                           ------------------------
                                        2003          2002          2001
                                        ----          ----          ----
Salaries and wages                     $2,199        $2,137        $2,024
Employee benefits                         746           730           692
Net occupancy expense                     379           355           366
Furniture and equipment expense           476           587           544
State shares tax                          275           254           243
Other expense                           1,334         1,416         1,235
                                       ------        ------        ------
Total non-interest expense             $5,409        $5,479        $5,104
                                       ------        ------        ------

         Total non-interest expense decreased slightly to $5,409,000 in 2003 from $5,479,000 in 2002 or a decrease of 1.3%. A 2.9% increase in salaries and benefits was attributable to normal merit and cost of living increases as well as increased health insurance costs. Furniture and equipment expense decreased 18.9% from $587,000 in 2002 compared to $476,000 in 2003. Net occupancy expense increased $24,000 from $355,000 in 2002 to $379,000 in 2003 or 6.8%. State shares tax increased 8.3% from $254,000 in 2002 to $275,000 in 2003. Other expenses decreased slightly from $1,416,000 in 2002 to $1,334,000 in 2003.

         One standard to measure non-interest expense is to express non-interest expense as a percentage of average total assets. In 2003, this percentage was 2.3% compared to 2.5% in 2002.

         Loan delinquencies decreased 32.6% from $4,013,000 in 2002 to $2,706,000 in 2003. The decrease in these delinquencies was attributed to the ongoing efforts of the loan department to work out problem loans and collect past due payments. Our management has been diligent in its efforts to reduce these delinquencies and has increased monitoring and review of current loans to foresee future delinquency occurrences and react to them quickly. The provision for loan losses for 2003 decreased from $309,000 in 2002 to $200,000 in 2003.

                               NET INTEREST INCOME

         Tax-equivalent net interest income for 2003 equaled $7,282,000 compared to $7,529,000 in 2002, a decrease of 3.3%. The decrease in the overall net interest margin from 3.34% in 2002 to 3.18% in 2003 is a result of interest rate changes with adjustable loan rates repricing downward throughout 2003 in this continuing downward interest rate environment. Income received on one-day investments fell from an average of 1.22% for 2002 to an average of .71% for 2003. This "squeeze" caused by interest rates is keeping the net interest spread in a declining mode; however, the change in net interest margin is gradual and slight. Our "asset" sensitive position places us in a position to have an increase in our net interest margin when rates rise. The cost of long-term debt averaged 5.99% for the year which contributed to the declining net interest margin. This long-term debt will remain a deterrent to us in a declining interest rate environment. This is due to the fact that the Federal Home Loan Bank has the option to reprice these loans at their discretion. Until interest rates would rise to make the current 5.99% average rate unattractive, this in all probability will not occur. We will continue to use the following strategies to mitigate this decline in our net interest margin: Pricing of deposits will continue to be monitored and lowered, if necessary, to meet current market conditions; large deposits over $100,000 will continue to be priced conservatively; and in this low interest rate environment, the majority of new investments will be kept short term in anticipation of rising rates.

                       TAX-EQUIVALENT NET INTEREST INCOME
                             (Dollars in Thousands)

                                                           Years Ended December 31,
                                                           ------------------------
                                                       2003            2002           2001
                                                       ----            ----           ----
Interest income                                       $11,221        $12,780        $13,719
Interest expense                                        4,366          5,741          6,924
Net interest income                                     6,855          7,039          6,795
                                                      -------        -------        -------
Tax-equivalent adjustment                                 427            490            495
                                                      -------        -------        -------
Net interest income (fully taxable equivalent)        $ 7,282        $ 7,529        $ 7,290
                                                      =======        =======        =======

         The following Average Balance Sheet and Rate Analysis table presents the average assets, actual income or expense and the average yield on assets, liabilities and stockholders' equity for the years 2003, 2002 and 2001.

                     AVERAGE BALANCE SHEET AND RATE ANALYSIS
                         THREE YEARS ENDED DECEMBER 31,
                             (Dollars in thousands)

                                                      2003                           2002                           2001
                                                      ----                           ----                           ----
                                           Average  Interest   Average    Average   Interest  Average    Average   Interest  Average
                                           Balance  Inc./Exp   Yd/Rate    Balance  Inc./Exp   Yd/Rate    Balance   Inc./Exp  Yd/Rate
                                           -------  --------   -------    -------  --------   -------    -------   --------  -------
                                             (1)       (2)                  (1)       (2)                  (1)       (2)
ASSETS:
Interest Bearing Deposits With Other
    Financial Institutions                 $  6,746  $    48     0.71%   $  5,309   $    65     1.22%   $  6,569   $   269     4.09%
                                           --------  -------             --------   -------             --------   -------
Investment Securities:
    Taxable                                  44,890    1,314     2.93%     37,232     1,769     4.75%     33,431   $ 1,923     5.85%
    State and Municipal
      Obligations (3)                        13,262      609     6.96%     16,965       799     7.14%     17,162       815     7.19%
                                           --------  -------             --------   -------             --------   -------
Total Investment Securities                $ 58,152  $ 1,923     4.35%   $ 54,197   $ 2,568     4.74%   $ 50,593   $ 2,738     5.41%
                                           --------  -------             --------   -------             --------   -------
Federal Funds Sold                            1,290       43     3.33%      3,503        51     1.46%      1,771        67     3.78%
                                           --------  -------             --------   -------             --------   -------

Loans:
    Taxable                                 144,611    8,987     6.21%    144,685     9,943     6.92%    136,446    10,498     7.91%
    Tax Free (3)                              4,874      220     6.84%      2,860       153     8.10%      2,773       147     8.06%
                                           --------  -------             --------   -------             --------   -------
Total Loans                                $149,485  $ 9,207     6.31%   $147,545   $10,096     6.84%   $139,219   $10,645     7.65%
                                           --------  -------             --------   -------             --------   -------
Total Interest-Earning Assets               215,673   11,221     5.59%    210,554    12,780     6.07%    198,152    13,719     6.92%
                                           --------  -------             --------   -------             --------   -------
Reserve for Loan Losses                      (1,357)                       (1,167)                        (1,015)
Cash and Due from Banks                       6,156                         5,328                          2,373
Other Assets                                 10,503                         8,761                          9,120
                                           --------                      --------                       --------
Total Assets                               $230,975                      $223,476                       $208,630
                                           ========                      ========                       ========

LIABILITIES AND CAPITAL:
Total Interest-Bearing Deposits            $155,681  $ 3,401     2.18%   $150,883   $ 4,725     3.13%   $135,579   $ 5,474     4.04%
U.S. Treasury Short-Term Borrowings             701        3     0.43%        511         6     1.17%        485        17     3.51%
Short-Term Borrowings - Other                     0        0     0.00%          0         0     0.00%          0         0      .00%
Long-Term Borrowings                         11,341      679     5.99%     11,351       680     5.99%     12,179       731     6.00%
Repurchase Agreements                        18,431      283     1.54%     17,494       330     1.89%     18,965       702     3.70%
                                           --------  -------             --------   -------             --------   -------
Total Interest-Bearing Liabilities         $186,154  $ 4,366     2.35%   $180,239   $ 5,741     3.19%   $167,208   $ 6,924     4.14%
                                           --------  -------             --------   -------             --------   -------
Demand Deposits                              16,275                        15,224                         14,022
Other Liabilities                             1,323                         1,398                          1,420
Stockholders' Equity                         27,223                        26,615                         25,980
                                           --------                      --------                       --------
Total Liabilities and Capital              $230,975                      $223,476                       $208,630
                                           ========                      ========                       ========
NET INTEREST INCOME/NET INTEREST
    MARGIN (4)                                       $ 6,855     3.18%              $ 7,039     3.34%              $ 6,795     3.43%
                                                     =======     ====               =======     ====               =======     ====
TAX-EQUIVALENT NET INTEREST INCOME/NET
    INTEREST MARGIN (5)                              $ 7,282     3.38%              $ 7,529     3.58%              $ 7,290     3.68%
                                                     =======     ====               =======     ====               =======     ====

(1) Average volume information was compared using daily (or monthly) averages.

(2)      Interest on loans includes fee income.

(3) Yield on tax-exempt obligations has been computed on a tax-equivalent basis.

(4) Net interest margin is computed by dividing net interest income by total interest-earning assets.

(5) Interest and yield are presented on a tax-equivalent basis using 34% for 2003, 2002 & 2001.

                        COMPONENTS OF NET INTEREST INCOME

         To enhance the understanding of the effects of volumes (the average balance of earning assets and costing liabilities) and average interest rate fluctuations on the balance sheet as it pertains to net interest income, the table below reflects these changes for 2003 versus 2002, 2002 versus 2001, and 2001 versus 2000:

        TABLE OF NET INTEREST INCOME COMPONENTS ON A TAX-EQUIVALENT BASIS
                  For the twelve months ended December 31, 2003
                             (Dollars in thousands)

                                             2003 Versus 2002                2002 Versus 2001              2001 Versus 2000
                                             ----------------                ----------------              ----------------
                                            Increase (Decrease)             Increase (Decrease)           Increase (Decrease)
                                             Due to Changes In               Due to Changes In              Due to Changes In
                                            -------------------             -------------------            ------------------
                                       Average   Average                Average   Average              Average    Average
                                       Volume     Rate       Total      Volume     Rate      Total     Volume      Rate       Total
                                       ------     ----       -----      ------     ----      -----     ------      ----       -----
Interest Income:
Interest-Bearing Deposits with Other
    Financial Institutions             $    18   $   (27)   $    (9)   $   (52)   $  (189)  $  (241)  $   337    $   (30)   $   307
Taxable Securities                         364      (678)      (314)       216       (329)     (113)      103       (150)       (47)
State and Municipal Obligations           (264)      (31)      (295)       (14)        (9)      (23)      183        (50)       133
Federal Funds Sold                         (32)       66         34         65        (41)       24       105         (1)       104
Taxable Loans                               (5)   (1,027)    (1,032)       609     (1,085)     (476)      338       (446)      (108)
Tax Free Loans                             163       (36)       127        (18)         8       (10)       20          2         22
                                       -------   -------    -------    -------    -------   -------   -------    -------    -------
Total Earning Assets                   $   244   $(1,733)   $(1,489)   $   806    $(1,645)  $  (839)  $ 1,086    $  (675)   $   411
                                       -------   -------    -------    -------    -------   -------   -------    -------    -------

Interest Expense:
Total Interest Bearing Deposits        $   150   $(1,433)   $(1,283)   $   578    $(1,188)  $  (610)  $   621    $  (318)   $   303
U.S. Treasury - Short-Term Borrowings        2        (4)        (2)         1        (11)      (10)        3        (13)       (10)
Short-Term Borrowings - Other                0         0          0          0          0         0      (202)      (202)      (404)
Long-Term Borrowings                        (1)        0         (1)       (50)        (1)      (51)       70         81        151
Repurchase Agreements                       18       (61)       (43)       (54)      (343)     (397)      135       (280)      (145)
                                       -------   -------    -------    -------    -------   -------   -------    -------    -------
Total Interest-Bearing Deposits        $   169   $(1,498)   $(1,329)   $   475    $(1,543)  $(1,068)  $   627    $  (732)   $  (105)
                                       -------   -------    -------    -------    -------   -------   -------    -------    -------

NET INTEREST INCOME                    $    75   $  (235)   $  (160)   $   331    $  (102)  $   229   $   459    $    57    $   516
                                       =======   =======    =======    =======    =======   =======   =======    =======    =======

(1)      Includes non-accrual loans.

                               FINANCIAL CONDITION

         Our consolidated assets at December 31, 2003 were $233 million which represented an increase of $4 million or 1.7% over $229 million at December 31, 2002. The comparable increase for 2002 over 2001 was 6.9% or $15 million.

         Capital increased 3.0% from $26.8 million in 2002 to $27.6 million in 2003. The adjustment for the fair market value of securities was a positive $537,000 for 2002 compared to a positive $376,000 for 2003. Common stock and surplus decreased a net $394,000 resulting from purchase and retirement of stock in the amount of $588,000 and stock issued under Drip and Reinvestment plans in the amount of $194,000.

         Total average assets grew 3.4% from 2002 at $223.5 million to 2003 at $231.0 million. Average earning assets grew 2.4% from 2002 at $210.6 million to 2003 at $215.7 million.

         Loans decrease 2.4% from $151.3 million at December 31, 2002 to $147.6 million at December 31, 2003.

         Non-interest bearing deposits grew 13.8% to $17.3 million at December 31, 2003 from $15.2 million at December 31, 2002.

Interest bearing deposits decreased 1.4% from $156.7 million in 2002 to $154.5 million in 2003.

         The loan-to-deposit ratio is a key measurement of liquidity. Our loan-to-deposit ratio decreased during 2003 to 85.9% compared to 87.9% during 2002.

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

                                   INVESTMENTS
                             (Dollars in thousands)

                                                     2003         2002        2001
                                                     ----         ----        ----
Federal Agency Obligations                          $16,002     $10,107     $12,553
Mortgage-backed Securities                           33,338      22,690      21,001
Obligations of State and Political Subdivisions      10,773      15,751      17,525
Corporate Securities                                      0       3,419       4,589
Marketable Equity Securities                          1,341         363         327
Restricted Equity Securities                          1,321       1,198       1,126
                                                    -------     -------     -------
Total Investment Securities                         $62,775     $53,528     $57,121
                                                    -------     -------     -------

         All of our securities are available-for sale and are carried at estimated fair value. The following table sets forth the maturity distribution of the investments, the weighted average yield for each type and ranges of maturity at December 31,

2003. Yields are presented on a tax-equivalent basis, are based upon carrying value and are weighted for the scheduled maturity. At December 31, 2003, our investment securities portfolio had an average maturity of approximately 4.65 years.

                                                                      (Dollars in Thousands)
                                                                      ----------------------
                                                         After One          After Five
                                                         Year But           Years But
                                        Within            Within              Within            After
                                       One Year          Five Years          Ten Years        Ten Years             Total
                                       --------          ----------          ---------        ---------             -----
                                    Amount   Yield    Amount    Yield    Amount    Yield    Amount   Yield    Amount    Yield
                                    ------   -----    ------    -----    ------    -----    ------   -----    ------    -----
Federal Agency Obligations          $6,407   5.00%   $34,833    3.47%   $ 8,100    3.59%    $    0   0.00%   $49,340    3.68%
Obligations of State and
   Political                             0   0.00%         0    0.00%     3,865    7.04%     6,908   7.11%    10,773    7.09%
  Subdivisions
Marketable Equity Securities             0   0.00%         0    0.00%         0    0.00%     1,341   1.77%     1,341    1.77%
Restricted Equity Securities             0   0.00%         0    0.00%         0    0.00%     1,321   2.92%     1,321    2.92%
                                    ------           -------            -------             ------           -------
   Total                            $6,407   5.00%   $34,833    3.47%   $11,965    4.74%    $9,570   6.05%   $62,775    4.24%
                                    ------           -------            -------             ------           -------

         Available-for-sale securities are reported on the balance sheet at fair value. An adjustment to capital, net or deferred taxes, is the offset for this entry. The possibility of material price volatility in a falling interest rate environment is offset by the availability to us of restructuring the portfolio for gap positioning at any time through the securities classed as available-for-sale. The impact of the fair value accounting was an unrealized gain, net of tax, on December 31, 2003 of $376,000 compared to an unrealized gain, net of tax, on December 31, 2002 of $537,000.

         The mix of securities in the portfolio is 78.6% Federal Agency Obligations, 17.2% Municipal Securities, and 4.2% Other. We do not engage in derivative investment products.

                                      LOANS

                                 LOAN PORTFOLIO
                                LOANS OUTSTANDING
                             (Dollars in thousands)

                                           2003          2002           2001           2000           1999
                                           ----          ----           ----           ----           ----
Commercial                              $  15,328      $  15,033      $  13,091      $  14,412      $  15,559
Tax-Exempt                                  6,214          3,535          1,947          2,869          2,297
Real Estate - Construction                  2,505          1,185          2,538          1,648          2,509
Real Estate                               118,129        123,746        115,716        106,604        102,108
Personal                                    5,410          7,902          9,962         12,317         12,562
                                        ---------      ---------      ---------      ---------      ---------
Total Gross Loans                       $ 147,586      $ 151,401      $ 143,254      $ 137,850      $ 135,035
Add (Deduct) Unearned discount                (64)          (139)          (279)          (486)          (584)
Unamortized loan costs, net of fees           109             76             15             (4)           (28)
                                        ---------      ---------      ---------      ---------      ---------
Loans, Net                              $ 147,631      $ 151,338      $ 142,990      $ 137,360      $ 134,423
                                        ---------      ---------      ---------      ---------      ---------

         The loan portfolio decreased 2.4% from $151.3 million in 2002 to $147.6 million in 2003. The percentage distribution in the loan portfolio was 81.7% in real estate loans at $120.6 million; 10.4% in commercial loans at $15.3 million; 3.7% in consumer loans at $5.5 million; and 4.2% in tax exempt loans at $6.2 million. Variable rate real estate loans were comprised of 8.9% with 7-year adjustable rates, 3.9% with 5-year adjustable rates; 53.3% with 3-year adjustable rates; 20.1% with 1-year adjustable rates; and 13.8% with one-day to 3-month adjustable rates. Many adjustable rate loans have bi-weekly payments. The remaining 24.8% of real estate loans are fixed rates.

         The following table presents the percentage distribution of loans by category as of the date indicated:

                        For the years ended December 31,

                              2003        2002        2001        2000        1999
                              ----        ----        ----        ----        ----
Commercial                    10.38%       9.93%       9.14%      10.45%      11.57%
Tax Exempt                     4.21%       2.34%       1.36%       2.08%       1.71%
Real Estate-Construction       1.70%       0.78%       1.77%       1.20%       1.87%
Real Estate                   80.04%      81.73%      80.78%      77.33%      75.94%
Personal                       3.67%       5.22%       6.95%       8.94%       8.91%
                             ------      ------      ------      ------      ------
Total Loans                  100.00%     100.00%     100.00%     100.00%     100.00%
                             ======      ======      ======      ======      ======

The following table shows the maturity of loans in specified categories of CCFNB's loan portfolio at December 31, 2003, and the amount of such loans with predetermined fixed rates or with floating or adjustable rates:

                                                                 December 31, 2003
                                                                 -----------------
                                                           Maturing      Maturing
                                             Maturing       After         After        Maturing
                                              In One       One Year     Five Years      After
                                               Year        Through       Through         Ten
                                             Or Less      Five Years    Ten Years       Years         Total
                                             -------      ----------    ---------       -----         -----
Amounts in Thousands
Commercial, Tax Exempt, Real Estate and
  Personal Loans                             $ 60,942      $ 61,489      $ 18,379      $  4,271      $145,081
Real Estate-Construction Loans                  2,505             0             0             0         2,505
                                             --------      --------      --------      --------      --------
Total                                        $ 63,447      $ 61,489      $ 18,379      $  4,271      $147,586
                                             ========      ========      ========      ========      ========
Amount of Such Loans with:
  Predetermined Fixed Rates                  $  8,729      $ 20,273      $ 12,667      $  4,271      $ 45,940
  Floating or Adjustable Rates                 54,718        41,216         5,712             0       101,646
                                             --------      --------      --------      --------      --------
Total                                        $ 63,447      $ 61,489      $ 18,379      $  4,271      $147,586
                                             ========      ========      ========      ========      ========

                           DEPOSITS AND BORROWED FUNDS

                    TABLE OF DISTRIBUTION OF AVERAGE DEPOSITS
                             (Dollars in thousands)

                                                December 31,
                                                ------------
                                        2003          2002          2001
                                        ----          ----          ----
Demand deposits                       $ 43,106      $ 39,799      $ 36,210
Savings deposits                        36,215        34,898        29,672
Time deposits                           61,853        62,267        59,447
Time deposits, $100,000 and over        30,782        29,143        24,272
                                      --------      --------      --------
Total                                 $171,956      $166,107      $149,601
                                      --------      --------      --------

          TABLE OF MATURITY DISTRIBUTION OF TIME DEPOSITS OVER $100,000
                             (Dollars in thousands)

                                                December 31,
                                                ------------
                                       2003         2002         2001
                                       ----         ----         ----
Three months or less                  $ 7,571      $ 9,236      $ 6,446
Over three months to six months         2,099        5,769        4,225
Over six months to twelve months        6,990        8,123        7,493
Over twelve months                     11,272        8,063        7,895
                                      -------      -------      -------
Total                                 $27,932      $31,191      $26,059
                                      =======      =======      =======

         Total average deposits increased by 3.6% from $166.1 million at year-end 2002 to $172.0 million at year-end 2003. Average savings deposits increased to $36.2 million at year-end 2003 from $34.9 million at year-end 2002. Average time deposits increased 1.3% from $91.4 million at year-end 2002 to $92.6 million at year-end 2003. Average non-interest bearing demand deposits increased to $16.3 million for 2003 from $15.2 million for 2002. Average interest bearing NOW accounts increased 8.9% from $24.6 million for 2002 to $26.8 million for 2003.

         Short-term borrowings, securities sold under agreements to repurchase and day-to-day borrowings from the FHLB-Pgh increased 6.1% from $18.0 million at year-end 2002 to $19.1 million at year-end 2003. Treasury Tax and Loan deposits held by us for the U.S. Treasury averaged $701,000 for 2003. One-day borrowings did not occur in 2003 and repurchase agreements averaged $18.4 million for 2003. Long-term borrowings, namely borrowings from the FHLB-Pgh, averaged $11.3 million for 2003.

                              NON-PERFORMING ASSETS
                         PAST DUE AND NON-ACCRUAL LOANS
                             (Dollars in thousands)

                         Real    Installment
    2003                Estate      Loans     Commercial    Total
    ----                ------      -----     ----------    -----
Days 30-89             $   438      $   66      $   81      $  585
Days 90 Plus               245           0          24         269
Non-accrual              1,208           3         641        1852
                       -------      ------      ------      ------
Total                  $1 ,891      $   69      $  746      $2,706
                       =======      ======      ======      ======

                     Real       Installment
    2002            Estate         Loans      Commercial      Total
    ----            ------         -----      ----------      -----
Days 30-89          $1,216        $  112        $  513        $1,841
Days 90 Plus            40            10             0            50
Non-accrual          1,279             6           837         2,122
                    ------        ------        ------        ------
Total               $2,535        $  128        $1,350        $4,013
                    ======        ======        ======        ======

                     Real       Installment
    2001            Estate         Loans      Commercial      Total
    ----            ------         -----      ----------      -----
Days 30-89          $  798        $  142        $    9        $  949
Days 90 Plus           915            28            26           969
Non-accrual            429            15           285           729
                    ------        ------        ------        ------
Total               $2,142        $  185        $  320        $2,647
                    ======        ======        ======        ======

         At year-end 2003, loans 30-89 days past due totaled $585,000 compared to $1,841,000 at year-end 2002. Past due loans 90 days plus totaled $269,000 at year-end 2003 compared to $50,000 at year-end 2002. Non-accrual loans at year-end 2003 totaled $1,852,000 compared to $2,122,000 at year-end 2002. Overall, past due and non-accrual loans decreased 32.6% from $4,013,000 at year-end 2002 to $2,706,000 at year-end 2003. During this same period of time, the ratio of net charge offs during the period to average loans outstanding during the period was .06%. (See Summary of Loan Loss Experience). We do not consider these percentages to be significant or material.

         Refer to the Loan section of footnote one to the Consolidated Financial Statements, Item 8.

      The following table presents a summary of CCFNB's loan loss experience as of the dates indicated:

                                                                               For Years Ended December 31,
                                                                               ----------------------------
                                                              2003          2002          2001          2000          1999
                                                              ----          ----          ----          ----          ----
Loans Outstanding at End of Period                          $ 147,631     $ 151,338     $ 142,990     $ 137,360     $ 134,423
                                                            =========     =========     =========     =========     =========

Average Loans Outstanding During the Period                 $ 149,485     $ 147,545     $ 139,219     $ 134,325     $ 123,185
                                                            =========     =========     =========     =========     =========

Allowance for Loan Losses:
  Balance, Beginning of Period                              $   1,298     $   1,028     $   1,008     $     985     $     955
                                                            ---------     ---------     ---------     ---------     ---------
Loans Charged Off:
  Commercial and Industrial                                       (52)          (29)          (94)            0            (5)
  Real Estate Mortgages                                             0           (17)          (13)           (1)            0
  Consumer                                                        (76)          (54)          (82)          (97)          (95)
                                                            ---------     ---------     ---------     ---------     ---------
Total Loans Charged Off                                          (128)         (100)         (189)          (98)         (100)
Recoveries:
  Commercial and Industrial                                        12            19            14             5             8
  Real Estate Mortgages                                             0             0             0             3             0
  Credit Cards                                                      0             0             3             4             0
  Consumer                                                         33            42            29            55            44
                                                            ---------     ---------     ---------     ---------     ---------
Total Recoveries                                                   45            61            46            67            52
                                                            ---------     ---------     ---------     ---------     ---------
Net Loans Charged Off                                             (83)          (39)         (143)          (31)          (48)
Provision for Loan Losses                                         200           390           163            54            78
                                                            ---------     ---------     ---------     ---------     ---------
Balance, End of Period                                      $   1,415     $   1,298     $   1,028     $   1,008     $     985
                                                            =========     =========     =========     =========     =========

Ratio of net charge-offs during the year to average loans
outstanding during year                                          0.06%         0.03%         0.10%         0.02%         0.04%
                                                            =========     =========     =========     =========     =========

      The following table presents an allocation of CCFNB's allowance for loan losses for specific categories as of the dates indicated:

                               For Years Ended December 31,
                         2003     2002     2001     2000     1999
                         ----     ----     ----     ----     ----
Commercial              $  493   $  406   $  372   $  173   $  270
Real Estate Mortgages      696      723      464      318      341
Consumer                    28       66       94       79       88
Unallocated                198      103       98      438      286
                        ------   ------   ------   ------   ------
Total                   $1,415   $1,298   $1,028   $1,008   $  985

      The following table presents a summary of CCFNB's nonaccrual, restructured and past due loans as of the dates indicated:

                                                                  For Years Ended December 31,
                                                   2003         2002         2001         2000         1999
                                                   ----         ----         ----         ----         ----
Nonaccrual, Restructured and Past Due Loans:
  Nonaccrual Loans                               $  1,336     $  2,112     $    729     $    312     $    199
  Restructured Loans on Accrual Status                516            0            0            0            0
  Accrual Loans Past Due 90 Days or More              269           50          969          344          157
                                                 --------     --------     --------     --------     --------
Total Nonaccrual, Restructured and Past
   Due Loans                                     $  2,121     $  2,162     $  1,698     $    656     $    356
                                                 ========     ========     ========     ========     ========

Other Real Estate                                $     36     $     68     $      0     $      0     $      0

Interest Income That Would Have Been
  Recorded Under Original Terms                  $125,287     $ 63,462     $ 37,712     $ 24,225     $ 16,089

Interest Income Recorded During the Period       $ 17,586     $ 67,873     $ 61,568     $  5,023     $      0

                 ALLOWANCE FOR LOAN LOSSES AND RELATED PROVISION
                             (Dollars in Thousands)

                                                  Outstanding Balance at December 31,
                                                  -----------------------------------
                                     2003                         2002                          2001
                                     ----                         ----                          ----
                                           % of Loans                  % of Loans                   % of Loans
                                          in Category                  in Category                  in Category
                                            to Total                    to Total                     to Total
                             Amount          Loans        Amount          Loans        Amount          Loans
                             ------          -----        ------          -----        ------          -----
Commercial                   $  493            13.1%      $  406          13.0%        $  372          13.0%
Real estate mortgages           696            81.7%         723          82.0%           464          78.0%
Consumer                         28             5.2%          66           5.0%            94           7.0%
Unallocated                     198             N/A          103           N/A             98           N/A
                             ------          ------       ------         -----         ------         -----
                             $1,415           100.0%      $1,298         100.0%        $1,028         100.0%
                             ------          ------       ------         -----         ------         -----

         The allowance for loan losses was $1,415,000 at December 31, 2003, compared to $!,298,000 at December 31, 2002. This allowance equaled .96% and ..87% of total loans, net of unearned income, at the end of 2003 and 2002. This allowance was considered adequate based on delinquency trends and actual loans written as it relates to the loan portfolio.

         The loan loss reserve is analyzed quarterly and reviewed by the Bank's Board of Directors. The assessment of the loan policies and procedures during 2003 revealed no anticipated loss on any loans considered "significant". No concentration or apparent deterioration in classes of loans or pledged collateral was evident. Monthly loan meetings with the Bank Board's Credit Administration Committee reviewed new loans, delinquent loans and loan exceptions to determine compliance with policies.

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

         We manage liquidity on a daily basis. We believe that our liquidity is sufficient to meet present and future financial obligations and commitments on a timely basis. However, see "Factors That May Affect Future Results" and refer to consolidated Statements of Cash Flows.

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

         As of December 31, 2003, the most recent notification from the Comptroller of the Currency, the Bank's primary federal regulator, categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the Table. There are no conditions or events since that notification that management believes have changed the institution's category.

         The Bank's actual capital amounts are ratios in the following table:

                                                                                            To be Well
                                                                                        Capitalized Under
                                                                   For Capital          Prompt Corrective
                                              Actual            Adequacy Purposes       Action Provisions
                                              ------            -----------------       -----------------
                                       Amount        Ratio     Amount        Ratio     Amount       Ratio
                                       ------        -----     ------        -----     ------       -----
As of December 31, 2003:
     Total Risk Based Capital
          (To risk-weighted assets)    $28,752       19.88%    $11,570       8.00%    $14,463       10.00%
     Tier I Capital
          (To risk-weighted assets)    $27,220       18.82%    $ 5,785       4.00%    $ 8,678        6.00%
     Tier I Capital
          (To average assets)          $26,303       11.79%    $ 8,924       4.00%    $11,155        5.00%
As of December 31, 2002:
     Total Risk Based Capital
          (To risk-weighted assets)    $27,615       19.46%    $11,352       8.00%    $14,191       10.00%
     Tier I Capital
          (To risk-weighted assets)    $26,303       18.53%    $ 5,682       4.00%    $ 8,524        6.00%
     Tier I Capital
          (To average assets)          $26,303       11.77%    $ 8,939       4.00%    $11,174        5.00%

         Our capital ratios are not materially different from those of the Bank.

         Dividend payouts are restricted by the Pennsylvania Business Corporation Law of 1988, as amended (the BCL). The BCL operates generally to preclude dividend payments if the effect thereof would render us unable to meet our obligations as they become due. As a practical matter, our payment of dividends is contingent upon our ability to obtain funding in the form of dividends from the Bank. Payment of dividends to us by the Bank is subject to the restrictions set forth in the National Bank Act. Generally, the National Bank Act would permit the Bank to declare dividends in 2004 of approximately $364,186 plus additional amounts equal to the net income earned in 2004 for the period January 1, 2004 through the date of declaration, less any dividends which may be paid in 2004.

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

                      STATEMENT OF INTEREST SENSITIVITY GAP
                             (Dollars in thousands)
                                DECEMBER 31, 2003

                                                                         > 90 Days
                                                             90 Days        But       1 to 5     5 to 10        > 10
                                                             Or Less     < 1 Year      Years      Years        Years        Total
                                                             -------     --------      -----      -----        -----        -----
Short-term investments                                      $  6,003     $      0    $      0    $      0     $      0     $  6,003
Securities Available-for-Sale (1)                              7,978       20,525      29,929       1,340        3,003       62,775
Loans (1)                                                     33,887       37,734      65,100       2,559        8,351      147,631
                                                            --------     --------    --------    --------     --------     --------
     Rate Sensitive Assets                                    47,868       58,259      95,029       3,899       11,354      216,409
                                                            --------     --------    --------    --------     --------     --------
Deposits:
Interest-bearing demand deposits (2)                        $  4,312     $  4,014    $ 21,410    $      0     $      0     $ 29,736
Savings (2)                                                    5,626        5,887      24,747           0            0       36,260
Time                                                          25,260       23,856      39,360           0            0       88,476
Borrowed funds                                                20,689          301           0           0            0       20,990
Long-term debt                                                     3            9       2,191       9,132            0       11,335
Shareholders' equity                                             382        1,146       6,112       5,730       14,233       27,603
                                                            --------     --------    --------    --------     --------     --------
     Rate Sensitive Liabilities and Shareholders' Equity      56,272       35,213      93,820      14,862       14,233      214,400
                                                            --------     --------    --------    --------     --------     --------
Interest Sensitivity Gap                                      (8,404)      23,046       1,209     (10,963)      (2,879)       2,009
Cumulative Gap                                              $ (8,404)    $ 14,642    $ 15,851    $  4,888     $  2,009     $      0

(1) Investments and loans are included at the earlier of repricing or maturity adjusted for the effects of prepayments.

(2) Interest bearing demand and savings accounts are included based on historical experience and managements' judgment about the behavior of these deposits in changing interest rate environments.

         At December 31, 2003, our cumulative gap positions and the potential earnings change resulting from a 200 basis point change in rates were within the internal risk management guidelines.

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

         The following table provides information about our financial instruments. The table presents the financial instruments including the expected cash flow over the next five years. In addition the average interest rate is shown for each period presented. The table also includes the fair market value for each category of financial instruments as of December 31, 2003. This presentation differs from the above gap report primarily due to presenting the financial instruments based on a contractual maturity as opposed to a repricing scenario as reflected in the above gap report.

              PRINCIPAL / NOTIONAL AMOUNTS ESTIMATED TO MATURE IN:
                             (Dollars in thousands)

                                                                                                                     Fair
                                                                                             There-                  Value
                                           2004      2005       2006     2007        2008     After     Total      12-31-03
                                           ----      ----       ----     ----        ----     -----     -----      --------
Rate sensitive assets:
Fixed interest loans (1)                 $  7,485   $ 6,115   $ 5,014   $ 4,563    $ 3,978   $15,806   $ 42,961    $ 42,833
     Average interest rate                   7.19%     6.89%     6.78%     6.67%      6.43%     6.23%      6.57%
Variable interest rate loans (2)         $ 55,565   $16,350   $20,117   $ 1,136    $ 1,845   $ 9,786   $104,799    $104,161
     Average interest rate                   5.20%     5.86%     5.50%     5.97%      6.01%     6.65%      5.48%
Fixed interest rate securities (1)       $  6,407   $ 7,019   $ 2,873   $14,495    $   920   $ 8,644   $ 40,358    $ 40,358
     Average interest rate                   4.95%     4.16%     3.43%     3.63%      4.87%     5.81%      5.83%
Variable interest rate securities (1)    $      0   $     0   $     0   $     0    $ 1,000   $21,417   $ 22,417    $ 22,417
     Average interest rate                   0.00%     0.00%     0.00%     0.00%      3.00%     3.63%      3.55%
Other interest-bearing assets            $  6,003   $     0   $     0   $     0    $     0   $ 5,908   $ 11,911    $ 11,911
     Average interest rate                   1.04%     0.00%     0.00%     0.00%      0.00%     4.97%      3.01%
Rate sensitive liabilities:
Non-interest-bearing checking (2)        $  6,925   $ 2,597   $ 2,597   $ 2,597    $ 2,597   $     0   $ 17,313    $ 17,313
     Average interest rate                   0.00%     0.00%     0.00%     0.00%      0.00%     0.00%      0.00%
Savings & interest-bearing checking (2)  $ 10,462   $ 3,923   $ 3,923   $ 3,923    $ 3,923   $     0   $ 26,154    $ 26,154
     Average interest rate                   0.61%     0.61%     0.61%     0.61%      0.61%     0.00%      0.61%
Money market accounts (2)                $  4,042   $ 1,516   $ 1,516   $ 1,516    $ 1,516   $     0   $ 10,106    $ 10,106
     Average interest rate                   0.91%     0.91%     0.91%     0.91%      0.91%     0.00%      0.91%
Time deposits (under $100,000)           $ 31,598   $14,246   $ 3,137   $ 4,213    $ 7,350   $     0   $ 60,544    $ 61,323
     Average interest rate                   2.42%     3.59%     3.41%     4.59%      3.87%     0.00%      2.96%
Time deposits (over 100,000)             $ 17,585   $ 5,399   $ 1,008   $ 1,133    $ 2,807   $     0   $ 27,932    $ 28,088
     Average interest rate                   2.65%     5.03%     4.77%     5.13%      4.05%     0.00%      3.53%
Fixed interest rate borrowings           $      0   $     0   $     0   $     0    $     0   $   335   $    335    $    335
     Average interest rate                   0.00%     0.00%     0.00%     0.00%      0.00%     5.99%      5.99%
Variable interest rate borrowings        $ 20,990   $     0   $     0   $     0    $11,000   $     0   $ 31,990    $ 34,411
     Average interest rate                   1.54%     0.00%     0.00%     0.00%      5.99%     0.00%      3.47%

(1) Investments and loans are included at contractual maturity.

(2) Non interest-bearing checking, interest-bearing checking, savings and money market accounts are presented reflecting historical experience and management's judgment about the duration of these deposits.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for by this item can be found at Item 7 of this Annual Report under the caption "Interest Rate Risk Management" and is incorporated in its entirety by reference under this Item 7A.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                 CONSOLIDATED FINANCIAL STATEMENTS AND FOOTNOTES
                   FOR THE FISCAL YEAR-ENDED DECEMBER 31, 2003

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

CONSOLIDATED SELECTED FINANCIAL DATA
(In thousands of dollars, except per share data and ratios)

                                        2003          2002          2001
                                        ----          ----          ----
EARNINGS
      Interest income                 $ 11,221      $ 12,780      $ 13,719
      Interest expense                   4,366         5,741         6,924
      Provision for loan losses            200           309           163
      Investment securities gains            8           137            99
      Net income                         2,163         1,922         2,057

PER SHARE
      Net income                      $   1.69      $   1.47      $   1.54
      Cash dividends                       .66           .63           .59

BALANCES AT DECEMBER 31
      Assets                          $232,914      $229,032      $214,238
      Investment securities             62,775        53,528        57,121
      Net loans                        146,215       150,040       141,962
      Deposits                         171,786       172,127       155,666
      Stockholders' equity              27,603        26,840        26,042

RATIOS
      Return on average assets             .94%          .86%          .99%
      Return on average equity            7.95%         7.22%         7.92%
      Dividend payout ratio              39.02%        42.86%        38.31%

CCFNB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2003 AND 2002

                                                                   2003             2002
                                                                   ----             ----
ASSETS
Cash and due from banks                                        $  6,358,541     $  5,952,976
Interest-bearing deposits with other banks                        5,480,177        8,010,927
Federal funds sold                                                  523,336        2,056,774
Investment securities available-for-sale                         62,774,590       53,527,510
Loans, net of unearned income                                   147,630,702      151,338,411
Allowance for loan losses                                         1,415,431        1,298,406
                                                               ------------     ------------
        Net loans                                              $146,215,271     $150,040,005
Premises and equipment, net                                       4,282,457        4,414,686
Other real estate owned                                              35,696           67,900
Cash surrender value of bank-owned life insurance                 5,907,940        3,626,606
Accrued interest receivable                                         810,912          894,234
Other assets                                                        525,401          440,773
                                                               ------------     ------------

        TOTAL ASSETS                                           $232,914,321     $229,032,391
                                                               ------------     ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits:
        Non-interest bearing                                   $ 17,313,192     $ 15,238,044
        Interest bearing                                        154,472,449      156,889,067
                                                               ------------     ------------
            Total Deposits                                     $171,785,641     $172,127,111
Short-term borrowings                                            20,990,219       17,274,252
Long-term borrowings                                             11,335,477       11,346,815
Accrued interest and other expenses                               1,186,968        1,332,584
Other liabilities                                                    12,618          111,630
                                                               ------------     ------------
            TOTAL LIABILITIES                                  $205,310,923     $202,192,392
                                                               ------------     ------------

STOCKHOLDERS' EQUITY
Common stock, par value $1.25 per share; authorized
        5,000,000 shares; issued and outstanding 1,276,445
        shares 2003, 1,292,724 shares 2002                     $  1,595,556     $  1,615,905
Surplus                                                           3,634,608        4,008,665
Retained earnings                                                21,997,539       20,678,631
Accumulated other comprehensive income                              375,695          536,798
                                                               ------------     ------------
            TOTAL STOCKHOLDERS' EQUITY                         $ 27,603,398     $ 26,839,999
                                                               ------------     ------------
            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $232,914,321     $229,032,391
                                                               ------------     ------------

The accompanying notes are an integral part of these consolidated financial statements.

CCFNB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
FOR YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                            2003              2002                 2001
                                                            ----              ----                ----
INTEREST INCOME
Interest and fees on loans                              $ 9,206,892        $10,096,412        $10,645,387
Interest and dividends on investment securities:
     Taxable                                              1,252,973          1,710,258          1,842,153
     Tax-exempt                                             609,478            798,663            814,957
     Dividends                                               60,934             58,792             81,078
Federal funds sold                                           42,562             51,224             66,967
Deposits in other banks                                      48,487             64,872            268,742
                                                        -----------        -----------        -----------
         TOTAL INTEREST INCOME                          $11,221,326        $12,780,221        $13,719,284
                                                        -----------        -----------        -----------

INTEREST EXPENSE
Deposits                                                $ 3,400,449        $ 4,724,904        $ 5,473,454
Short-term borrowings                                       286,216            336,364            718,979
Long-term borrowings                                        679,277            679,936            731,371
                                                        -----------        -----------        -----------
         TOTAL INTEREST EXPENSE                         $ 4,365,942        $ 5,741,204        $ 6,923,804
                                                        -----------        -----------        -----------

Net interest income                                     $ 6,855,384        $ 7,039,017        $ 6,795,480
Provision for loan losses                                   200,000            309,000            162,500
                                                        -----------        -----------        -----------
     NET INTEREST INCOME AFTER PROVISION
         FOR LOAN LOSSES                                $ 6,655,384        $ 6,730,017        $ 6,632,980
                                                        -----------        -----------        -----------

NON-INTEREST INCOME
Service charges and fees                                $   691,332        $   649,071        $   606,252
Gain on sale of loans                                       190,382              1,435                  0
Bank-owned life insurance income                            247,334             27,968                  0
Trust department                                            147,436            215,145            237,904
Other                                                       222,969            180,059            205,699
Investment securities gains, net                              8,369            136,892             98,895
                                                        -----------        -----------        -----------
         TOTAL NON-INTEREST INCOME                      $ 1,507,822        $ 1,210,570        $ 1,148,750
                                                        -----------        -----------        -----------

NON-INTEREST EXPENSE

Salaries                                                $ 2,199,135        $ 2,136,784        $ 2,024,505
Pensions and other employee benefits                        746,350            729,689            691,798
Occupancy, net                                              378,867            354,643            366,157
Equipment                                                   476,233            587,168            544,166
State shares tax                                            275,093            254,208            242,507
Other                                                     1,333,524          1,416,680          1,235,082
                                                        -----------        -----------        -----------
         TOTAL NON-INTEREST EXPENSE                     $ 5,409,202        $ 5,479,172        $ 5,104,215
                                                        -----------        -----------        -----------

Income before income taxes                              $ 2,754,004        $ 2,461,415        $ 2,677,515
Income tax expense                                          591,107            539,157            620,928
                                                        -----------        -----------        -----------
         NET INCOME                                     $ 2,162,897        $ 1,922,258        $ 2,056,587
                                                        -----------        -----------        -----------

PER SHARE DATA
Net income                                              $      1.69        $      1.47        $      1.54
Cash dividends                                                  .66                .63                .59
                                                        -----------        -----------        -----------
Weighted average shares outstanding                       1,281,265          1,309,084          1,338,007

CCFNB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                              Common                  Comprehensive   Retained
                                              Stock       Surplus        Income       Earnings
                                              -----       -------        ------       --------
BALANCE AT DECEMBER 31, 2000                $1,682,910    $5,146,061                 $18,310,262

Comprehensive income :
    Net income                                       0             0     $2,056,587    2,056,597
    Change in net unrealized gain on
        investment  securities
        available-for-sale,
        net of reclassification
        adjustment and
        tax effects                                  0             0        164,555            0
                                                                         ----------
    Total comprehensive income                                           $2,221,142
                                                                         ==========
Issuance of 7,345 shares of common stock
    under dividend reinvestment and stock
    purchase plans                               9,181       139,112                           0
Purchase of 27,501 shares of treasury
    stock                                            0             0                           0
Retirement of 27,501 shares of treasury
   stock                                       (34,376)     (555,171)                          0
Cash dividends $.59 per share                        0             0                    (787,878)
                                            ----------    ----------                 -----------
BALANCE AT DECEMBER 31, 2001                $1,657,715    $4,730,002                 $19,578,971

Comprehensive income:
    Net income                                       0             0    $ 1,922,258    1,922,258
    Change in net unrealized gain  on
        investment securities
        available-for-sale,
        net of reclassification
        adjustment and
        tax effects                                  0             0        461,471            0
                                                                         ----------
    Total comprehensive income                                           $2,383,729
                                                                         ==========
Issuance of  8,052  shares of common
    stock under
    dividend reinvestment and stock
    purchase plans                              10,065       167,188                           0
Purchase of 41,500 shares  of
   treasury stock                                    0             0                           0
Retirement of 41,500 shares of treasury
   stock                                       (51,875)     (888,525)                          0
Cash dividends $.63 per share                        0             0                    (822,598)
                                            ----------    ----------                 -----------
BALANCE AT DECEMBER 31, 2002                $1,615,905    $4,008,665                 $20,678,631
                                            ----------    ----------                 -----------
Comprehensive income:
    Net income                                       0             0     $2,162,897   $2,162,897
    Change in net unrealized gain  on
        investment securities
        available-for-sale,
        net of reclassification
        adjustment and tax effects                   0             0       (161,103)           0
                                                                         ----------
    Total comprehensive income                                           $2,001,794
                                                                         ==========
Issuance of  7,709 shares of common stock
   under dividend reinvestment and stock
   purchase plans                                9,636       184,159                           0
Purchase of 23,988 shares  of
   treasury stock                                    0             0                           0
Retirement of 23,988 shares of treasury
   stock                                       (29,985)     (558,216)                          0
Cash dividends $.66 per share                        0             0                    (843,989)
                                            ----------    ----------                 -----------
BALANCE AT DECEMBER 31, 2003                $1,595,556   $ 3,634,608                 $21,997,539
                                            ==========   ===========                 ===========

                                             Accumulated
                                                 Other
                                             Comprehensive    Treasury
                                             Income (Loss)     Stock        Total
                                             -------------     -----        -----
BALANCE AT DECEMBER 31, 2000                     $  (89,228)  $       0  $ 25,050,005

Comprehensive income :
    Net income                                            0           0     2,056,587
    Change in net unrealized gain on
        investment  securities
        available-for-sale,
        net of reclassification
        adjustment and
        tax effects                                 164,555           0       164,555

    Total comprehensive income

Issuance of 7,345 shares of common stock
    under dividend reinvestment and stock
    purchase plans                                        0           0       148,293
Purchase of 27,501 shares of treasury
    stock                                                 0    (589,547)     (589,547)
Retirement of 27,501 shares of treasury
   stock                                                  0     589,547             0
Cash dividends $.59 per share                             0           0      (787,878)
                                                 ----------   ---------  ------------
BALANCE AT DECEMBER 31, 2001                     $   75,327   $       0  $ 26,042,015

Comprehensive income:
    Net income                                            0           0     1,922,258
    Change in net unrealized gain  on
        investment securities
        available-for-sale,
        net of reclassification
        adjustment and
        tax effects                                 461,471           0       461,471

    Total comprehensive income

Issuance of  8,052  shares of common
    stock under
    dividend reinvestment and stock
    purchase plans                                        0           0       177,253
Purchase of 41,500 shares  of
   treasury stock                                         0    (940,400)     (940,400)
Retirement of 41,500 shares of treasury
   stock                                                  0     940,400             0
Cash dividends $.63 per share                             0           0      (822,598)
                                                 ----------   ---------  ------------
BALANCE AT DECEMBER 31, 2002                     $  536,798   $       0  $ 26,839,999
                                                 ----------   ---------  ------------
Comprehensive income:
    Net income                                            0           0   $ 2,162,897
    Change in net unrealized gain  on
        investment securities
        available-for-sale,
        net of reclassification
        adjustment and tax effects                 (161,103)          0      (161,103)

    Total comprehensive income

Issuance of  7,709 shares of common stock
   under dividend reinvestment and stock
   purchase plans                                         0           0       193,795
Purchase of 23,988 shares  of
   treasury stock                                         0    (588,201)     (588,201)
Retirement of 23,988 shares of treasury
   stock                                                  0     588,201             0
Cash dividends $.66 per share                             0           0      (843,989)
                                                 ----------   ---------  ------------
BALANCE AT DECEMBER 31, 2003                     $  375,695   $       0  $ 27,603,398
                                                 ==========   =========  ============

CCFNB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                                                         2003            2002             2001
                                                                                         ----            ----             ----
OPERATING ACTIVITIES
Net income                                                                            $  2,162,897    $  1,922,258     $  2,056,587
Adjustments to reconcile net income to net cash provided by
    operating activities:
        Provision for loan losses                                                          200,000         309,000          162,500
        Depreciation and amortization                                                      379,733         479,529          441,033
        Premium amortization on investment securities                                      542,743         240,126          103,748
        Discount accretion on investment securities                                        (27,925)        (21,966)         (17,734)
        Deferred income taxes (benefit)                                                    (57,242)       (139,369)         (42,741)
        (Gain) on sales of investment securities available-for-sale                         (8,369)       (136,892)         (98,895)
        (Gain) on sale of mortgage loans                                                  (190,382)         (1,435)               0
        Proceeds from sale of mortgage loans                                             9,156,607         143,315                0
        Originations of mortgage loans for resale                                       (8,966,225)       (142,065)               0
        Gain on sales of other real estate owned                                           (30,169)              0                0
        (Gain) loss from investment in insurance agency                                     (4,865)            (78)           1,916
        Decrease in accrued interest receivable                                             83,322          83,200           60,331
        Increase in other assets - net                                                     (17,677)        (11,510)         (61,575)
        Net increase in cash surrender value of bank owned life insurance                 (281,334)        (76,967)         (78,840)
        Increase (decrease) in accrued interest and other expenses                        (145,616)        (49,559)          56,550
        Increase (decrease) in other liabilities - net                                     (43,145)         46,100          (23,279)
                                                                                      ------------    ------------     ------------
               NET CASH PROVIDED BY OPERATING ACTIVITIES                              $  2,752,353    $  2,643,687     $  2,559,601
                                                                                      ------------    ------------     ------------

INVESTING ACTIVITIES

Purchase of investment securities available-for-sale                                  $(50,383,679)   $(31,616,079)    $(42,860,135)
Proceeds from sales, maturities and redemption of investment securities
    available-for-sale                                                                  40,408,337      35,831,825       33,318,256
Proceeds from sales of other real estate owned                                              98,069               0                0
Net (increase) decrease in loans                                                         3,589,038      (8,454,934)      (5,772,095)
Purchases of premises and equipment                                                       (247,505)       (259,713)        (153,248)
Acquisition of interest in insurance agency                                                      0               0         (167,268)
Purchase of bank owned life insurance policies                                          (2,000,000)     (3,000,000)               0
                                                                                      ------------    ------------     ------------
               NET CASH USED IN INVESTING ACTIVITIES                                  $ (8,535,740)   $ (7,498,901)    $(15,634,490)
                                                                                      ------------    ------------     ------------

FINANCING ACTIVITIES

Net increase (decrease) in deposits                                                   $   (341,470)   $ 16,461,354     $ 12,497,119
Net increase (decrease) in short-term borrowings                                         3,715,967      (2,506,672)        (328,042)
Repayment of long-term borrowings                                                          (11,338)        (10,682)      (2,010,063)
Acquisition of treasury stock                                                             (588,201)       (940,400)        (589,547)
Proceeds from issuance of common stock                                                     193,795         177,253          148,293
Cash dividends paid                                                                       (843,989)       (822,598)        (787,878)

                                                                                      ------------    ------------     ------------
               NET CASH PROVIDED BY FINANCING ACTIVITIES                              $  2,124,764    $ 12,358,255     $  8,929,882
                                                                                      ------------    ------------     ------------

               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       $ (3,658,623)   $  7,503,041     $ (4,145,007)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                          16,020,677       8,517,636       12,662,644
                                                                                      ------------    ------------     ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                              $ 12,362,054    $ 16,020,677     $  8,517,637
                                                                                      ============    ============     ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
    Interest                                                                          $  4,535,604    $  5,800,312     $  6,944,409
    Income taxes                                                                      $    624,526    $    780,669     $    624,853

The accompanying notes are an integral part of these consolidated financial statements.

CCFNB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

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

     USE OF ESTIMATES

         The preparation of these consolidated financial statements in conformity with accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of these consolidated financial statements and the reported amounts of income and expenses during the reporting periods. Actual results could differ from those estimates.

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

         Non-Accrual Loans - Generally, a loan is classified as non-accrual, with the accrual of interest on such a loan discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectibility of principal or interest, even though the loan currently is performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on non-accrual status, unpaid interest credited to income in the current year is reversed, and unpaid interest accrued in prior years is charged against the allowance for loan losses. Certain non-accrual loans may continue to perform wherein payments are still being received with those payments generally applied to principal. Non-accrual loans remain under constant scrutiny and if performance continues, interest income may be recorded on a cash basis based on management's judgment as to collectibility of principal.

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

         In addition, an allowance is provided for possible credit losses on off-balance sheet credit exposures. The allowance is estimated by management and is classified in other liabilities.

     DERIVATIVES

         The Bank has outstanding loan commitments that relate to the origination of mortgage loans that will be held for resale. Pursuant to Statement of Financial Accounting Standards (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities" and the guidance contained in the Derivatives Implementation Group Statement 133 Implementation Issue No. C 13, the Bank has accounted for such loan commitments as derivative instruments. The effective date of the implementation guidance is the first day of the first fiscal quarter beginning after April 10, 2002. The outstanding loan commitments in this category did not give rise to any losses for the year-ended December 31, 2003, as the fair market value of each outstanding loan commitment exceeded the Bank's cost basis in each loan commitment.

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

     BANK OWNED LIFE INSURANCE

         The Corporation invests in Bank Owned Life Insurance (BOLI). Purchase of BOLI provides life insurance coverage on certain employees with the Corporation being owner and primary beneficiary of the policies.

     INVESTMENT IN INSURANCE AGENCY

         On January 2, 2001, the Corporation acquired a 50% interest in a local insurance agency, a corporation organized under the laws of the Commonwealth of Pennsylvania. The income or loss from this investment is accounted for under the equity method of accounting. The carrying value of this investment as of December 31, 2003 and 2002 is $170,296, and $165,430, respectively, and is carried in other assets in the accompanying consolidated balance sheets.

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

     RECENT ACCOUNTING PRONOUNCEMENTS

         In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". This interpretation expands the disclosures to be made by a guarantor about its obligations under certain guarantees and requires the guarantor to recognize a liability in its financial statements for the obligation assumed under a guarantee. In general, FIN 345 applies to contracts of indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability, or equity security of the guaranteed party. Certain guarantee contracts are excluded from both the disclosure and recognition requirements of this Interpretation, while other guarantees are subject o just the disclosure requirements of FIN 45 but not to the recognition provisions. The disclosure requirements of FIN 45 were effective for the corporation as of December 31, 2002 and require disclosure of the nature of the guarantee, the maximum potential amount of future payments the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor's obligations under the guarantee. The recognition requirements of FIN 45 are applied prospectively to guarantees issued or modified after December 31, 2002. This standard did not have any impact on the corporation's consolidated financial condition or results of operations.

         In December 2002, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS No. 123," which generally effective for financial statements for fiscal years and interim periods beginning after December 31, 2002. The statement amends SFAS No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The statement also amends the disclosure requirements of SFAS NO. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The Corporation does not have any stock-based compensation, therefore the standard has no impact on the Corporation's consolidated financial condition or results of operations.

         In December 2002, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 149, "Amendments to SFAS 133 on Derivative Instruments and Hedging Activities" is generally effective for contracts entered into after June 30, 2003. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." The changes in this statement improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. The changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments. This standard does not have any impact on the Corporation's consolidated financial position or results of operations.

         In January 2003, the FASB issued FIN 46, which provides guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, noncontrolling interests, and results of operations of a VIE are to be included in an entity's consolidated financial statements. A VIE exists when either the total equity investment at risk is not sufficient to permit the entity to finance its activities by itself, or the equity investors lack one of three characteristics associated with owning a controlling financial interest. Those characteristics include the direct or indirect ability to make decisions about an entity's activities through voting rights or similar rights. The obligations to absorb the expected losses of an entity if they occur, or the right to receive the expected residual returns of the entity if they occur. This standard did not have any impact on the Corporation's consolidated financial positions or results of operations.

         In May 2003, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" is generally effective for financial instruments entered into or modified after May 31, 2003 and for contracts in existence at the start of the first interim period beginning after June 15, 2003. This Statement establishes new standards for classification, measurement and disclosure of certain types of financial instruments having characteristics of both liabilities and equity, including instruments that are mandatory redeemable and that embody obligations requiring or permitting settlement by transferring assets or by issuing an entity's own shares. In December 2003, the FASB deferred for an indefinite period the application of the guidance in SFAS 150 to noncontrolling interest that are classified as equity in the financial statements of a subsidiary but would be classified as a liability in the parent's financial statements under SFAS 150. The deferral is limited to mandatory redeemable noncontrolling interests associated with finite-lived subsidiaries. This standard does not have any impact on the Corporation's consolidated financial position or results of operations.

         In December 2003, the Emerging Issuance Task Force Issue (EITF) issued no. 03-01 "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments" is generally effective for fiscal years ending after December 15, 2003, and addresses how to define an "other-than-temporary impairment" as well as its application to investments classified as either "available-for-sale" and "held-to-maturity" under SFAS 115. The EITF requires disclosure of securities in a continuous unrealized loss position to be stratified based on length of time those securities were carried in such a position (less than 12 months, and 12 months or more). Additional information is required to be disclosed to include the nature of the investment, the cause of the decline in value and the evidence considered in reaching the conclusion that the investment is not other than temporarily impaired. The disclosure is required for fiscal years ending after December 15, 2003. Comparative information for earlier periods is not required.

     ADVERTISING COSTS

         It is the Corporation's policy to expense advertising costs in the period in which they are incurred. Advertising expense for the years ended December 31, 2003, 2002 and 2001, was approximately $75,434, $71,923, and
$73,192, respectively.

     RECLASSIFICATIONS

         Certain amounts in the consolidated financial statements of the prior years have been reclassified to conform with presentations used in the 2003 consolidated financial statements. Such reclassifications had no effect on the Corporation's consolidated financial condition or net income.

2.   RESTRICTED CASH BALANCES

         The Bank is required to maintain average reserve balances with the Federal Reserve Bank. The amount required at December 31, 2003 was $1,287,000 and was satisfied by vault cash. Additionally, as compensation for check clearing and other services, compensating balances are required to be maintained with the Federal Reserve Bank and other correspondent banks. At December 31, 2003, these balances were $1,617,000.

3.   INVESTMENT SECURITIES AVAILABLE-FOR-SALE

         The amortized cost, related estimated fair value, and unrealized gains and losses for investment securities were as follows at December 31, 2003 and 2002:

                                                                             Gross             Gross             Estimated
                                                        Amortized         Unrealized         Unrealized            Fair
              December 31, 2003:                          Cost               Gains             Losses             Value
              ------------------                          ----               -----             ------             -----
Obligations of U.S. Government Corporations and
    Agencies:
        Mortgage-backed                                $33,299,509        $   211,830        $   173,349        $33,337,990
        Other                                           16,000,924             33,998             33,291         16,001,631
Obligations of state and political subdivisions         10,474,524            298,152                  0         10,772,676
Marketable equity securities                             1,083,786             20,330             13,123          1,340,993
Restricted equity securities                             1,321,300                  0                  0          1,321,300
                                                       -----------        -----------        -----------        -----------
Total                                                  $62,180,043        $   814,310        $   219,763        $62,774,590
                                                       -----------        -----------        -----------        -----------

                                                                             Gross              Gross            Estimated
                                                        Amortized         Unrealized          Unrealized            Fair
               December 31, 2002:                         Cost               Gains              Losses             Value
               ------------------                         ----               -----              ------             -----
Obligations of U.S. Government Corporations and
    Agencies:
        Mortgage-backed                                $22,266,089        $   440,491        $    16,812        $22,689,768
        Other                                           10,082,530             43,029             18,253         10,107,306
Obligations of state and political subdivisions         15,336,744            420,898              7,037         15,750,605
Corporate securities                                     3,495,029              9,179             85,487          3,418,721
Marketable equity securities                               332,456             57,384             27,030            362,810
Restricted equity securities                             1,198,300                  0                  0          1,198,300
                                                       -----------        -----------        -----------        -----------
Total                                                  $52,711,148        $   970,981        $   154,619        $53,527,510
                                                       -----------        -----------        -----------        -----------

         Securities available-for-sale with an aggregate fair value of $38,434,252 in 2003 and $33,456,382 in 2002, respectively, were pledged to secure public funds, trust funds, securities sold under agreements to repurchase and other balances of $27,696,640 in 2003 and $25,430,978 in 2002, respectively, as required by law.

         The amortized cost and estimated fair value of debt securities, by expected maturity, are shown below at December 31, 2003. Expected maturities will differ from contractual maturities, because some borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Other securities, marketable equity securities and restricted equity securities are not considered to have defined maturities and are included in the "Due after ten years" category:

                                                                 Estimated            Weighted
                                               Amortized            Fair              Average
                                                 Cost               Value              Yield
                                                 ----               -----              -----
Due in one year or less                       $ 6,379,256        $ 6,407,199           5.00%
Due after one year through five years          34,799,465         34,832,996           3.47%
Due after five years through ten years         11,854,944         11,963,808           4.74%
Due after ten years                             9,146,378          9,570,587           6.05%
                                              -----------        -----------
Total                                         $62,180,043        $62,774,590           4.24%
                                              -----------        -----------

         Restricted equity securities consist of stock in the Federal Home Loan Bank of Pittsburgh (FHLB), Federal Reserve Bank (FRB) and Atlantic Central Bankers Bank (ACBB) and do not have a readily determinable fair value for purposes of SFAS No. 115, because their ownership is restricted, and they can be sold back only to the FHLB, FRB, ACBB or to another member institution. Therefore, these securities are classified as restricted equity investment securities, carried at cost, and evaluated for impairment.

         There were no aggregate investments with a single issuer (excluding the U. S. Government and its Agencies) which exceeded ten percent of consolidated stockholders' equity at December 31, 2003. The quality rating of all obligations of state and political subdivisions were "A" or higher, as rated by Moody's or Standard and Poors. The only exceptions were local issues which were not rated, but were secured by the full faith and credit obligations of the communities that issued these securities. All of the state and political subdivision investments were actively traded in a liquid market.

         Proceeds from sales, maturities and redemptions of investments in debt and equity securities classified as available-for-sale during 2003, 2002 and 2001 were $41,449,375, $35,899,741, and $33,318,256, respectively. Gross gains realized on these sales were $8,369, $136,892, and $98,895, respectively. There were no gross losses on the 2003, 2002, and 2001 sales.

         In accordance with disclosures required by EITF NO. 03-1, the summary below shows the gross unrealized losses and fair value, aggregated by investment category that individual securities have been in a continuous unrealized loss position for less than or more than 12 months as of December 31, 2003:

                                         Less than 12 months                12 months or more                     Total
                                         -------------------                -----------------                     -----
                                                       Unrealized                       Unrealized                        Unrealized
   Description of Security           Fair Value           Loss       Fair Value            Loss        Fair Value            Loss
   -----------------------          -----------        -----------  -----------        -----------    -----------        -----------
Obligations of U.S.
Government Corporations
and Agencies

Mortgage backed                     $14,229,090        $   159,831  $ 1,131,042        $    13,518    $15,360,132        $   173,349
Other                                 7,466,710             33,291            0                  0      7,466,710             33,291
Marketable Equity Securities             54,000                274       31,341             12,849         85,341             13,123
                                    -----------        -----------  -----------        -----------    -----------        -----------
Total                               $21,749,800        $   193,396  $ 1,162,383        $    26,367    $22,912,183        $   219,763
                                    ===========        ===========  ===========        ===========    ===========        ===========

         The Corporation invests in various forms of agency debt including mortgage backed securities and callable agency debt. The fair market value of these securities is influenced by market interest rates, prepayment speeds on mortgage securities, bid to offer spreads in the market place and credit premiums for various types of agency debt. These factors change continuously and therefore the market value of these securities may be higher or lower than the Corporations carrying value at any measurement date.

         The Corporation's marketable equity securities represent common stock positions in various financial institutions. The fair market value of these equities tends to fluctuate with the overall equity markets as well as the trends specific to each institution.

         The Corporation has both the intent and ability to hold the securities contained in the previous table for a time necessary to recover the cost.

4.   LOANS

         Major classifications of loans at December 31, 2003 and 2002 consisted of:

                                                         2003                 2002
                                                         ----                 ----
Commercial                                          $  15,327,951         $  15,033,479
Tax-exempt                                              3,912,476             1,290,478
Municipal leases                                        2,301,615             2,244,397
Real estate - construction                              2,504,905             1,185,530
Real estate                                           118,128,511           123,745,716
Personal                                                5,410,169             7,901,766
                                                    -------------         -------------
Total gross loans                                   $ 147,585,627           151,401,366
Add (Deduct):  Unearned discount                          (64,246)             (139,153)
         Unamortized loan costs, net of fees              109,321                76,198
                                                    -------------         -------------
Loans, net of unearned income                       $ 147,630,702           151,338,411
                                                    =============         =============

         Non-accrual loans at December 31, 2003, 2002 and 2001 were $1,851,686, $2,122,074, and $729,084, respectively. The gross interest that would have been recorded if these loans had been current in accordance with their original terms and the amounts actually recorded in income were as follows:

                                        2003            2002            2001
                                        ----            ----            ----
Gross interest due under terms        $142,873        $131,335        $ 99,280
Amount included in income               17,586          67,873          61,568
                                      --------        --------        --------
Interest income not recognized        $125,287        $ 63,462        $ 37,712
                                      ========        ========        ========

         At December 31, 2003, 2002 and 2001 the recorded investment in loans that are considered to be impaired as defined by SFAS No. 114 was $192,409, $149,278, and $58,424, respectively. No additional charge to operations was required to provide for the impaired loans since the total allowance for loan losses is estimated by management to be adequate to provide for the loan loss allowance required by SFAS No. 114 along with any other potential losses. The average recorded investment in impaired loans during the years ended December 31, 2003, 2002 and 2001 was approximately $232,031, $86,566, $47,339, respectively.

         Loans past due 90 days or more and still accruing interest amounted to $369,000 at December 31, 2003 and $49,532 at December 31, 2002, as presented in accordance with AICPA Statement of Position 01-06 "Accounting by Certain Entities (Including Entities with Trade Receivables) that Lend to or Finance the Activities of Others," effective for fiscal years beginning after December 15, 2001.

         At December 31, 2003, there were no significant commitments to lend additional funds with respect to non-accrual and restructured loans.

         Changes in the allowance for loan losses for the years ended December 31, 2003, 2002 and 2001 were as follows:

                                          2003                2002                2001
                                          ----                ----                ----
Balance, beginning of year             $ 1,298,406         $ 1,027,805         $ 1,008,301
Provision charged to operations            200,000             309,000             162,500
Loans charged-off                         (128,452)            (99,707)           (189,186)
Recoveries                                  45,477              61,308              46,190
                                       -----------         -----------         -----------
Balance, end of year                   $ 1,415,431         $ 1,298,406         $ 1,027,805
                                       ===========         ===========         ===========

5.   MORTGAGE SERVICING RIGHTS

       The Corporation commenced selling real estate mortgages during the last quarter of 2002. The mortgage loans sold serviced for others are not included in the accompanying Consolidated Balance Sheets. The unpaid principal balances of mortgage loans serviced for others were $8,956,268 and $143,500 at December 31, 2003 and 2002, respectively. The balances of amortized mortgage servicing rights included in other assets at December 31, 2003 and 2002 were $75,097 and $1,429, respectively. Valuation allowances were not provided since fair values were determined to exceed carrying values. Fair values were determined using a discount rate of 6% and average lives of 3 to 8 years depending on loan rate.

           The following summarizes mortgage servicing rights capitalized and amortized.

                                   2003             2002
                                   ----             ----
Balances, January 1              $  1,429         $      0
Servicing asset additions          89,662            1,435
Amortization                      (15,994)              (6)
                                 --------         --------
Balance, December 31             $ 75,097         $  1,429
                                 ========         ========

         The Bank does not require custodial escrow accounts in connection with the forgoing loan servicing.

6.   PREMISES AND EQUIPMENT

         A summary of premises and equipment at December 31, 2003 and 2002 follows:

                                          2003              2002
                                          ----              ----
Land                                   $  567,939        $  567,939
Buildings and improvements              4,546,704         4,539,204
Furniture and equipment                 4,033,088         3,810,259
                                       ----------        ----------
                                       $9,147,731        $8,917,402
Less:  Accumulated depreciation         4,865,274         4,502,716
                                       ----------        ----------
                                       $4,282,457        $4,414,686
                                       ==========        ==========

         Depreciation amounted to $379,733, $479,529 and $441,033 in 2003, 2002 and 2001 respectively..

7.   DEPOSITS

         Major classifications of deposits at December 31, 2003 and 2002 consisted of:

                                         2003                2002
                                         ----                ----
Demand - non-interest bearing        $ 17,313,192        $ 15,238,044
Demand - interest bearing              29,736,472          27,785,333
Savings                                36,259,730          35,000,853
Time $100,000 and over                 27,931,828          31,190,539
Other time                             60,544,419          62,912,342
                                     ------------        ------------
                                     $171,785,641        $172,127,111
                                     ============        ============

         The following is a schedule reflecting remaining maturities of time deposits of $100,000 and over at December 31, 2003:

2004                                 $16,658,793
2005                                   5,613,410
2006                                   1,007,820
2007                                   1,132,594
2008 and thereafter                    3,519,211
                                     -----------
Total                                $27,931,828
                                     ===========

     Interest expense related to time deposits of $100,000 or more was $1,208,973 in 2003, $1,419,337 in 2002 and $1,493,072 in 2001.

8.  SHORT TERM BORROWINGS
         Securities sold under agreements to repurchase and Federal Home Loan Bank advances generally represented overnight or less than 30-day borrowings. U.S. Treasury tax and loan notes for collections made by the Bank were payable on demand. Short-term borrowings consisted of the following at December 31, 2003 and 2002:

                                                          2003                                             2002
                                                          ----                                             ----
                                                 Weighted       Maximum                           Weighted      Maximum
                                      Ending      Average      Month End   Average    Ending       Average     Month End   Average
                                     Balance      Balance       Balance     Rate      Balance      Balance      Balance      Rate
                                     -------      -------       -------     ----       -------     -------       -------     ----
Securities sold under
 agreements to repurchase          $20,588,977  $16,767,306   $20,588,977   1.69%   $16,274,315  $17,494,315  $20,058,091    1.89%
U.S. Treasury tax and loan notes       401,242      349,214     1,000,000    .92%     1,000,000      511,131    1,000,000    1.17%
                                   -----------  -----------   -----------           -----------  -----------  -----------
Total                              $20,990,219  $17,116,520   $21,588,977   1.67%   $17,274,252  $18,005,446  $21,058,091    1.87%
                                   ===========  ===========   ===========           ===========  ===========  ===========

9.   LONG-TERM BORROWINGS

         Long-term borrowings consist of advances due Federal Home Loan Bank. Under terms of a blanket agreement, the loans were secured by certain qualifying assets of the Bank which consisted principally of first mortgage loans and certain investment securities. The carrying value of these collateralized items was $116,612,000 at December 31, 2003. The Bank has lines of credit with Atlantic Central Bankers Bank and Federal Home Loan Bank in the aggregate amount of $98,833,000 at December 31, 2003. The unused portion of these lines of credit were $5,000,000 and $82,497,000, respectively at December 31, 2003. Long-term borrowings consisted of the following at December 31, 2003 and 2002:

                                                                                                           2003          2002
                                                                                                           ----          ----
Loan dated November 28, 1997 in the original amount of $225,000 for a 10 year term requiring monthly payments of $1,627 including interest at 6.12%, maturing in 2007
    with a final payment due of $146,690. Principal balances outstanding                               $   183,361   $   191,402
Loan dated February 18, 1998 in the original amount of $2,000,000 for a 10 year term with a 5 year put.  Interest only is payable monthly at 5.48% with a floating rate
    option, at the discretion of FHLB, at the end of 5 years. Principal balances outstanding             2,000,000     2,000,000
Loan dated June 25, 1998 in the original amount of $72,000 for a 30 year term requiring
    monthly payments of $425 including interest at 5.856%. Principal balances outstanding                   66,381        67,556
Loan dated February 23, 1999 in the original amount of $29,160 for a 20 year term requiring monthly payments of $179 including interest at 5.50%. Principal balances
    outstanding                                                                                             26,150        26,840
Loan dated August 20, 1999 in the original amount of $32,400 for a 20 year term requiring monthly payments of $199 including interest at 5.50%. Principal
    balances outstanding                                                                                    29,444        30,190
Loan dated January 27, 2000 in the original amount of $5,000,000 for a 10 year term with
    a 1 year conversion date, at the discretion of FHLB, and a 3 month conversion frequency thereafter. At December 31, 2003 the interest rate was 6.00%. Principal
    balances outstanding                                                                                 5,000,000     5,000,000
Loan dated August 16, 2000 in the original amount of $2,000,000 for a 10 year term with a 6 month conversion date, at the discretion of FHLB, and a 3
    month conversion  frequency thereafter.                                                              2,000,000     2,000,000
    At December 31, 2003 the interest rate was 5.925%. Principal balances outstanding
Loan dated September 20, 2000 in the original amount of $2,000,000 for a 10 year term with a 3 year conversion date, at the discretion of FHLB,  and a 3 month
    conversion frequency thereafter.                                                                     2,000,000     2,000,000
    At December 31, 2003 the interest rate was 6.10%. Principal balances outstanding
Loan December 13, 2000 in the original amount of $32,092 for a 20 year term requiring monthly payments of $197 including interest at 5.50%.  Principal balances
    outstanding                                                                                             30,141        30,827
                                                                                                       -----------   -----------
Total                                                                                                  $11,335,477   $11,346,815
                                                                                                       ===========   ===========

         At December 31, 2003 the annual maturities of long-term debt were as follows: $12,034 in 2004, $12,774 in 2005, $13,559 in 2006, $160,202 in 2007,
$2,004,366 in 2008 and $9,132,542 thereafter.

10.  COMPREHENSIVE INCOME

         The components of the change in other comprehensive income and related tax effects are as follows:

                                                                                     Years Ended December 31,
                                                                                     ------------------------
                                                                            2003               2002             2001
                                                                            ----               ----             ----
Unrealized holding gains (losses) on available-for-sale investment
    Securities                                                            $(230,183)        $ 840,186         $ 354,266
Less reclassification adjustment for gains realized in income                 8,369           136,892            98,895
                                                                          ---------         ---------         ---------
Net unrealized gains (losses)                                             $(221,814)        $ 703,294         $ 255,371
Tax effects                                                                  60,711          (241,823)          (90,816)
                                                                          ---------         ---------         ---------
Net of tax amount                                                         $(161,103)        $ 461,471         $ 164,555
                                                                          =========         =========         =========

11.  STOCKHOLDERS' EQUITY AND STOCK PURCHASE PLANS

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

                                                                Per Share
                                                                ---------
                                   Number
 Date                                of               Employees'        Market Value
Issued                             Shares           Purchase Price       Of Shares
------                             ------           --------------       ---------
2003                                 641                $21.22             $23.58
2002                                 590                $20.92             $23.25
2001                                 839                $15.07             $16.75

         The Corporation also offers to its stockholders a Dividend Reinvestment and Stock Purchase Plan. Under the plan, the Corporation registered with the Securities and Exchange Commission 500,000 shares of the Common Stock to be sold pursuant to the plan. The price per share for purchases under this plan is determined at each quarterly dividend payment date by the reported average mean between the bid and asked prices for the shares at the close of trading in the over-the-counter market on the trading day immediately preceding the quarterly dividend payment date. Participation in this plan by Shareholders began in June 1995. Shares issued under this plan for the most recent three year period was:

                              Number of         Total
Year                           Shares          Proceeds
----                           ------          --------
2003                            7,068          $180,193
2002                            7,462          $164,906
2001                            6,506          $135,649

12.  INCOME TAXES

         The provision for income tax expense consisted of the following components:

                                2003              2002              2001
                                ----              ----              ----
Federal
   Current                   $ 648,349         $ 678,526         $ 663,669
   Deferred (benefit)          (57,728)         (139,377)          (42,549)
                             ---------         ---------         ---------
                             $ 590,621         $ 539,149         $ 621,120
                             ---------         ---------         ---------

State
   Current                              $       0        $       0        $       0
   Deferred (benefit)                         486                8             (192)
                                        ---------        ---------        ---------
       TOTAL PROVISION FOR TAXES        $ 591,107        $ 539,157        $ 620,928
                                        =========        =========        =========

         A reconciliation of the actual provision for federal income tax expense and the amounts which would have been recorded based upon the statutory rate of 34% follows:

                                                         2003                         2002                          2001
                                                         ----                         ----                          ----
                                                Amount         Rate           Amount         Rate           Amount         Rate
                                                ------         ----           ------         ----           ------         ----
Provision at statutory rate                   $ 936,361        34.0%         $ 836,811       34.0%         $ 910,355        34.0%
Tax-exempt income                              (282,067)      (10.2)          (323,811)     (13.2)          (327,037)      (12.2)
Non-deductible expenses                          26,314          .9             38,296        1.6             48,142         1.8
Bank owned life insurance income - net          (84,094)       (3.1)            (9,509)       (.4)            (8,106)        (.3)
Other, net                                       (5,893)        (.2)            (2,638)       (.1)            (2,234)        (.1)
                                              ---------        ----          ---------       ----          ---------        ----
Actual federal income tax and rate            $ 590,621        21.4%         $ 539,149       21.9%         $ 621,120        23.2%
                                              =========        ====          =========       ====          =========        ====

         Income taxes applicable to realized security gains included in the provision for income taxes totaled $2,845 in 2003, $48,110 in 2002, and $33,624 in 2001.

         The net deferred tax asset (liability) recorded by the Corporation consisted of the following tax effects of temporary timing differences at December 31, 2003, 2002 and 2001:

                                                       2003              2002              2001
                                                       ----              ----              ----
Deferred tax assets:
    Allowance for loan losses                        $ 379,485         $ 339,696         $ 247,692
    Allowance for off balance sheet losses               1,530                 0                 0
    Deferred compensation and director's fees          201,611           185,430           151,324
    Non-accrual loan interest                           33,260            16,800            11,291
    Mortgage Servicing  Rights                           3,463                 0                 0
    Contributions                                            0             5,588                 0
    Investment in insurance agency                           0               746               777
                                                     ---------         ---------         ---------
                        TOTAL                        $ 619,349         $ 548,260         $ 411,084
                                                     =========         =========         =========
Deferred tax liabilities:
    Loan fees and costs                              $ (76,689)        $ (74,104)        $ (64,036)
    Accretion                                             (986)           (2,516)           (2,020)
    Unrealized investment securities gains            (218,852)         (279,563)          (37,740)
    Depreciation                                      (259,504)         (247,944)         (260,701)
    Investment in insurance agency                      (1,232)                0                 0
                                                     ---------         ---------         ---------
                        TOTAL                        $(557,263)        $(604,127)        $(364,497)
                                                     ---------         ---------         ---------

Net deferred tax asset (liability)                   $  62,086         $ (55,867)        $  46,587
                                                     =========         =========         =========

         The above net deferred asset (liability) is included in other assets or other liabilities on the consolidated balance sheets. It is anticipated that all tax assets shown above will be realized, accordingly, no valuation allowance was provided.

         The Corporation and its subsidiary file a consolidated federal income tax return. The Parent Company is also required to file a separate state income tax return and has available state operating loss carryforwards totaling $571,228. The losses expire through 2023. The related deferred state tax asset in the amount of $57,066 has been fully reserved and is not reflected in the net tax asset (liability) since management is of the opinion that such assets will not be realized in the foreseeable future.

13.  BENEFIT AND DEFERRED COMPENSATION PLANS

         The Bank maintains a 401K salary deferred profit sharing plan for the benefit of its employees. Under the salary deferral component, employees may elect to contribute up to 10% of their compensation with the possibility that the Bank may make matching contributions to the plan. Under the profit sharing component, contributions are made at the discretion of the Board of Directors.

         Matching contributions amounted to $64,088, $24,927, and $23,446 for 2003, 2002 and 2001, respectively. Discretionary contributions amounted to $0, $92,312, and $99,317 in 2003, 2002 and 2001, respectively.

     DIRECTORS

         During 1990, the Bank entered into agreements with two directors to establish non-qualified deferred compensation plans for each of these directors. In 1994, additional plans were established for these two directors plus another director. These plans are limited to four-year terms. The Bank may, however, enter into subsequent similar plans with its directors. Each of the participating directors is deferring the payment to himself of certain directors fees to which he is entitled. Each director's future payment is based upon the cumulative amount of deferred fees together with interest currently accruing thereon at the rate of 8% per annum, subject to change by the Board of Directors. The Bank has obtained life insurance (designating the Bank as the beneficiary) on the lives of certain directors in face amounts which are intended to cover the Bank's obligations and related costs under the Director's Deferred Compensation Plan. As of December 31, 2003 and 2002, the net cash value of insurance policies was $368,924 and $331,095, respectively, and the total accrued liability was $214,418 and $216,039, respectively, relating to these directors' deferred compensation agreements.

     During 2003, the directors were given the option of receiving or deferring their directors' fees under a non-qualified deferred compensation plan which allows the director to defer such fees until the year following the expiration of the directors term. Payments are then made over specified terms under these arrangements up to a ten year period. Interest is to accrue on these deferred fees at the five year certificate of deposit rate, which was 4% in 2003. Two directors have elected to participate in this program and the total accrued liability at December 31, 2003 was $13,317.

     EXECUTIVE OFFICERS

         In 1992, the Bank entered into agreements with two executive officers to establish non-qualified deferred compensation plans. Each officer deferred compensation in order to participate in this Deferred Compensation Plan. If the officer continues to serve as an officer of the Bank until he attains sixty-five (65) years of age, the Bank has agreed to pay him 120 guaranteed consecutive monthly payments commencing on the first day of the month following the officer's 65th birthday. Each officer's guaranteed monthly payment is based upon the future value of life insurance purchased with the compensation the officer has deferred. The Bank has obtained life insurance (designating the Bank as the beneficiary) on the life of each participating officer in an amount which is intended to cover the Bank's obligations under the Deferred Compensation Plan, based upon certain actuarial assumptions.

          During 2002, the agreements with the two executive officers were modified. Under one agreement, the executive officer will receive $225,000 payable monthly over a 10 year period commencing in February 2003. Under another agreement, another executive officer will receive $175,000 payable monthly over a 10 year period commending in April 2003. This second agreement will also provide post employment health care benefits to the executive officer until the attainment of age 65. As of December 31, 2003 and 2002, the net cash value of insurance policies was $318,119 and $292,515 respectively, and the total accrued liability, equal to the present value of these obligations, was $295,674 and $314,674, respectively, relating to these executive officers' and directors' deferred compensation agreements, and the accrued liability related to the post employment health care benefit was $14,336 and $14,668 as of December 31, 2003 and December 31, 2002, respectively.

         In April 2003, the Bank entered into non-qualified deferred compensation agreements with three executive officers to provide supplemental retirement benefits commencing with the executive's retirement and ending 15 years thereafter. The deferred compensation expense related to these agreements for the year ended December 31, 2003 and the total accrual liability as of December 31, 2003 was $55,131.

14.  LEASE COMMITMENTS AND CONTINGENCIES

         At December 31, 2003 the Bank was leasing some minor office equipment under operating leases.

         Rental expense under operating leases for the years ended December 31, 2003, 2002 and 2001 were $2,778, $4,976, and $4,874, respectively.

         In the normal course of business, there were various pending legal actions and proceedings which were not reflected in the consolidated financial statements. In the opinion of management, the consolidated financial statements have not and will not be affected materially by the outcome of such actions and proceedings.

15.  RELATED PARTY TRANSACTIONS

         Certain directors and executive officers of the Corporation and the Bank, as well as companies in which they are principal owners (i.e., at least 10% ownership), were indebted to the Bank at December 31, 2003 and 2002. These loans were made on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated parties. These loans did not present more than the normal risk of collectibility nor present other unfavorable features.

         A summary of the activity on the related party loans, comprised of seven directors, six executive officers and their related companies, consisted of the following:

                                     2003              2002
                                     ----              ----
Balance, beginning of year        $2,004,160        $2,364,768
Additions                            654,404           901,660
Deductions                           969,585         1,262,268
                                  ----------        ----------
Balance, end of year              $1,688,979        $2,004,160
                                  ==========        ==========

         The above loans represent funds drawn and outstanding at the date of the accompanying consolidated financial statement. Commitments by the Bank to related parties on lines of credit for 2003 and 2002 presented an additional off-balance sheet risk to the extent of undisbursed funds in the amount of $410,768 and $437,955, respectively, on the above loans.

16.  REGULATORY MATTERS
         Dividends are paid by the Corporation to shareholders from its assets which are mainly provided by dividends from the Bank. However, national banking laws place certain restrictions on the amount of cash dividends allowed to be paid by the Bank to the Corporation. Generally, the limitation provides that dividend payments may not exceed the Bank's current year's retained income plus retained net income for the preceding two years. Accordingly, in 2004, without prior regulatory approval, the Bank may declare dividends to the Corporation in the amount of $364,186 plus additional amounts equal to the net income earned in 2004 for the period January 1, 2004, through the date of declaration, less any dividends which may have already been paid in 2004. Regulations also limit the amount of loans and advances from the Bank to the Corporation to 10% of consolidated net assets.

         The Corporation is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Corporation's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation must meet specific capital guidelines that involve quantitative measures of the Corporation's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Corporation's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Management believes, as of December 31, 2003 and 2002, that the Corporation and the Bank met all capital adequacy requirements to which they are subject.

         Quantitative measures established by regulation to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier I Capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I Capital (as defined) to average assets (as defined).

         As of December 31, 2003, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

         The Bank's actual capital amounts (in thousands) and ratios are presented in the following table:

                                                                                                              To Be Well
                                                                                                          Capitalized Under
                                                                              For Capital                 Prompt Corrective
                                                 Actual                    Adequacy Purposes              Action Provisions
                                                 ------                    -----------------             -----------------
                                         Amount           Ratio          Amount          Ratio          Amount          Ratio
                                         ------           -----          ------          -----          ------          -----
As of December 31, 2003:
    Total Risk Based Capital
        (To risk-weighted assets)        $28,752          19.88%        $11,570           8.00%        $14,463          10.00%
    Tier I Capital
        (To risk-weighted assets)         27,220          18.82%          5,785           4.00%          8,678           6.00%
    Tier I Capital
        (To average assets)               26,303          11.79%          8,924           4.00%         11,155           5.00%
As of December 31, 2002:
    Total Risk Based Capital
        (To risk-weighted assets)        $27,615          19.46%        $11,352           8.00%        $14,191          10.00%
    Tier I Capital
        (To risk-weighted assets)        $26,303          18.53%        $ 5,682           4.00%        $ 8,524           6.00%
    Tier I Capital
        (To average assets)              $26,303          11.77%        $ 8,939           4.00%        $11,174           5.00%

         The Corporation's capital ratios are not materially different from those of the Bank.

17. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND CONCENTRATIONS OF CREDIT RISK

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

         The Corporation may require collateral or other security to support financial instruments with off-balance sheet credit risk. The contract or notional amounts at December 31, 2003 and 2002 were as follows:

                                                                              2003               2002
                                                                              ----               ----
Financial instruments whose contract amounts represent credit risk:
    Commitments to extend credit                                           $13,105,609        $11,768,038
    Financial standby letters of credit                                      1,812,748          1,842,578
    Performance standby letters of credit                                      842,808             48,404
    Dealer floor plans                                                       1,412,279          1,393,763

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

         Standby letters of credit and commercial letters of credit are conditional commitments issued by the Corporation to guarantee payment to a third party when a customer either fails to repay an obligation or fails to perform some non-financial obligation. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Corporation holds collateral supporting those commitments for which collateral is deemed necessary. The extent of collateral held for those commitments at December 31, 2003 varied from 0 percent to 100 percent; the average amount collateralized was 83.3 percent.

         The Corporation's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and letters of credit is represented by the contractual notional amount of those instruments. The Corporation uses the same credit policies in making commitments and conditional obligations, as it does for on-balance sheet instruments.

         The Corporation granted commercial, consumer and residential loans to customers within Pennsylvania. Of the total loan portfolio 82.2% was for real estate loans, principally residential. It was the opinion of management that the high concentration did not pose an adverse credit risk. Further, it was management's opinion that the remainder of the loan portfolio was balanced and diversified to the extent necessary to avoid any significant concentration of credit.

18.  FAIR VALUES OF FINANCIAL INSTRUMENTS

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

         CASH SURRENDER VALUE OF BANK OWNED LIFE INSURANCE

                  The fair values are equal to the current carrying value.

         DEPOSITS

                  Under SFAS No. 107, the fair value of deposits with no stated maturity, such as Demand Deposits, Savings Accounts, and Money Market Accounts, was equal to the amount payable on demand at December 31, 2003 and 2002.

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

                  At December 31, 2003 and 2002, the carrying values and estimated fair values of financial instruments are presented in the table below:

                                                                         2003                                   2002
                                                                         ----                                   ----
                                                             Carrying            Estimated          Carrying           Estimated
                                                              Amount            Fair Value           Amount            Fair Value
                                                              ------            ----------           ------            ----------
Financial Assets:
    Cash and short-term investments                        $  12,362,418       $  12,362,418      $  16,020,677       $  16,020,677
    Investment securities                                     62,774,590          62,774,590         53,527,510          53,527,510

Loans:
    Commercial                                                14,686,854       $  15,370,057         15,033,479          15,061,929
    Tax-exempt                                                 6,214,091           5,638,217          3,534,875           3,627,342
    Real estate - construction                                 2,504,905           2,499,842          1,185,530           1,184,982
    Real estate                                              118,772,883         118,173,859        123,745,716         124,272,112
    Personal                                                   5,406,894           5,952,930          7,901,766           7,952,022
                                                           -------------       -------------      -------------       -------------
    Gross loans                                            $ 147,585,627       $ 147,634,905      $ 151,401,366       $ 152,098,387
    Add (Deduct): Unearned discount                              (64,246)                  0           (139,153)                  0
    Unamortized loan fees, net of costs                          109,321                   0             76,198                   0
                                                           -------------       -------------      -------------       -------------
    Loans, net of unearned income                          $ 147,630,702       $ 147,634,905      $ 151,338,411       $ 152,098,387
    Allowance for losses                                       1,415,431                   0          1,298,406                   0
                                                           -------------       -------------      -------------       -------------
    Net loans                                              $ 146,215,271       $ 147,634,905      $ 150,040,005       $ 152,098,387
                                                           =============       =============      =============       =============

    Cash surrender value of bank owned life insurance      $   5,907,940       $   5,907,940      $   3,626,606       $   3,626,606

Financial Liabilities:
    Deposits:
        Demand - non-interest bearing                      $  17,313,192       $  17,313,192      $  15,238,044       $  15,238,044
        Demand - interest bearing                             29,736,472          29,736,472         27,785,333          27,785,333
        Savings                                               36,259,730          36,259,730         35,000,853          35,000,853
        Time - $100,000 and over                              27,931,828          28,428,248         31,190,539          31,789,269
        Other time                                            60,544,419          61,740,215         62,912,342          64,477,628
                                                           -------------       -------------      -------------       -------------
           Total Deposits                                  $ 171,785,641       $ 173,477,857      $ 172,127,111       $ 174,291,127
                                                           =============       =============      =============       =============

Short-Term Borrowings                                      $  20,990,219       $  20,990,219      $  17,274,252       $  17,274,252
Long-Term Borrowings                                          11,335,477          13,756,414         11,346,815          11,589,167

Off-Balance Sheet Assets (Liabilities):
    Commitments to extend credit                                                $ 13,027,609                          $  11,433,789
    Standby letters of credit                                                      1,812,748                              1,842,578
    Performance standby letters of credit                                            842,608                                 48,404
    Dealer floor plans                                                             1,412,279                              1,393,763

19.  PARENT COMPANY FINANCIAL INFORMATION

         Condensed financial information for CCFNB Bancorp, Inc. (Parent Company only) was as follows:

                                                                December 31,
                                                                ------------
                                                            2003            2002
                                                            ----            ----
BALANCE SHEETS
Assets
    Cash                                                $   367,924      $   153,103
    Investment in subsidiary                             25,797,196       26,214,740
    Investment in other equity securities                 1,326,234          351,870
    Prepayments and other assets                            180,946          199,905
    Receivable from subsidiary                               35,181                0
                                                        -----------      -----------
        Total Assets                                    $27,707,481      $26,919,618
                                                        ===========      ===========
Liabilities and Stockholders' Equity
    Accrued expenses and other liabilities              $   104,083      $    59,535
     Payable to subsidiary                                        0           20,084
                                                        -----------      -----------
        Total Liabilities                               $   104,083      $    79,619
                                                        -----------      -----------
Stockholders' Equity
    Common stock                                        $ 1,595,556      $ 1,615,905
    Surplus                                               3,634,608        4,008,665
    Retained earnings                                    21,997,539       20,678,631
    Accumulated other comprehensive income                  375,695          536,798
                                                        -----------      -----------
        Total Stockholders' Equity                      $27,603,398      $26,839,999
                                                        -----------      -----------
        Total Liabilities and Stockholders' Equity      $27,707,481      $26,919,618
                                                        ===========      ===========

                                                                                         Years Ended December 31,
                                                                                         ------------------------
                                                                                2003              2002              2001
                                                                                ----              ----              ----
STATEMENTS OF INCOME
Income
    Dividends from subsidiary bank                                           $ 2,312,406       $ 1,470,933       $ 1,515,635
    Dividends - other                                                             23,432            10,553             8,898
    Securities gains                                                               2,804                 0                 0
    Interest                                                                       2,597             2,489             2,917
                                                                             -----------       -----------       -----------
        Total Income                                                         $ 2,341,239       $ 1,483,975       $ 1,527,450
Operating Expenses                                                                80,396            72,683            90,787
                                                                             -----------       -----------       -----------
    Income Before Taxes and Equity in Undistributed
        Net Income of Subsidiary                                             $ 2,260,843       $ 1,411,292       $ 1,436,663
Applicable income tax (benefit)                                                  (21,133)          (22,758)          (29,746)
                                                                             -----------       -----------       -----------
    Income Before Equity in Undistributed Net Income
        of Subsidiary and Equity in Income (Loss) from Insurance Agency      $ 2,281,976       $ 1,434,050       $ 1,466,409
Equity in (Excess of) undistributed income of subsidiary                        (123,944)          488,130           592,094
Income (Loss) from investment in insurance agency                                  4,865                78            (1,916)
                                                                             -----------       -----------       -----------
    Net Income                                                               $ 2,162,897       $ 1,922,258       $ 2,056,587
                                                                             ===========       ===========       ===========
STATEMENTS OF CASH FLOWS
Operating Activities
Net Income                                                                   $ 2,162,897       $ 1,922,258       $ 2,056,587
Adjustments to reconcile net income to net cash provided by
    operating activities:
        Securities Gains                                                          (2,804)                0                 0
        Distributions in Excess of (Equity in Undistributed)
        Net Income of Subsidiary                                                 123,944          (488,130)         (592,094)
        (Income) loss from investment in an insurance agency                      (4,865)              (78)            1,916
        (Increase) decrease in prepayments and other assets                       23,823           (34,474)                0
        (Increase) decrease in receivable from subsidiary                        (35,181)           77,844           103,365
        Increase (decrease) in payable to subsidiary                             (20,084)           20,084                 0
        Deferred income taxed (benefit)                                            1,975                31              (777)
        Increase (decrease) in income taxes and accrued expenses
        Payable                                                                  (47,963)          (19,705)           38,816
                                                                             -----------       -----------       -----------
        Net Cash Provided By Operating Activities                            $ 2,201,742       $ 1,477,830       $ 1,607,813
                                                                             -----------       -----------        ----------
Investing Activities
Purchase of equity securities                                                $  (783,217)      $         0       $   (21,563)
Proceeds from sale of equity securities                                           34,691                 0                 0
Acquisition of interest in an insurance agency                                         0                 0          (167,268)
                                                                             -----------       -----------       -----------
        Net Cash Used in Investing Activities                                $  (748,526)      $         0       $  (188,831)
                                                                             -----------       -----------       -----------
Financing Activities

Acquisition of treasury stock                                                $  (588,201)      $  (940,400)      $  (589,547)
Proceeds from issuance of common stock                                           193,795           177,253           148,293
Cash dividends                                                                  (843,989)         (822,598)         (787,878)
                                                                             -----------       -----------       -----------
        Net Cash (Used in)  Financing Activities                             $(1,238,395)      $(1,585,745)      $(1,229,132)
                                                                             -----------       -----------       -----------
        Increase (Decrease) in Cash and Cash Equivalents                     $   214,821       $  (107,915)      $   189,850
Cash and Cash Equivalents at Beginning of Year                                   153,103           261,018            71,168
                                                                             -----------       -----------       -----------
        Cash and Cash Equivalents at End of Year                             $   367,924       $   153,103       $   261,018
                                                                             ===========       ===========       ===========

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders of CCFNB Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of CCFNB Bancorp, Inc. and Subsidiary as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2003. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CCFNB Bancorp, Inc. and Subsidiary as of December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

/s/ J. H. Williams & Co., LLP

J. H. Williams & Co., LLP
Kingston, Pennsylvania
January 13, 2004

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF OUR DISCLOSURE CONTROLS AND INTERNAL CONTROLS. Within the 90-day period prior to the date of this report on Form 10-K, we evaluated the effectiveness of the design and operation of our "disclosure controls and procedures" (Disclosure Controls), and our "internal controls and procedures for financial reporting" (Internal Controls). This evaluation (the Controls Evaluation) was done under the supervision and with the participation of management, including our Chief Executive Officer (CEO) and Chief Financial Officer (Treasurer). Rules adopted by the SEC require that, in this section of this report, we present the conclusions of the CEO and the Treasurer about the effectiveness of our Disclosure Controls and Internal Controls based on and as of the date of the Controls Evaluation.

CEO AND CFO CERTIFICATIONS. Appearing at Exhibits 31.1, 31.2, 32.1 and 32.2 of this report are two separate forms of "Certifications" for each of the CEO and the Treasurer. This section of this report which you are currently reading is the information concerning the Controls Evaluation referred to in the Section 302 Certification and this information should be read in conjunction with the
Section 302 Certification for a more complete understanding of the topics presented.

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

The Corporation has created a disclosure committee. The committee consists of ten key management personnel. The purpose of the committee is to verify that all internal controls and procedures are in place in each area of authority. Whistle Blowing procedures have been put in place and communicated to all directors and employees. The disclosure committee meets quarterly before each quarter end.

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

DIRECTORS

At February 28, 2004, we had nine directors.

Our directors are divided into three classes: three directors are in Class 1; three directors are in Class 2; and three directors are in Class 3. Each director holds office for a three-year term. The terms of the classes are staggered, so that the term of office of one class expires each year.

The following information includes the age of each of our current directors, a recently-resigned director, and those persons who have been nominated to become a director upon their election at our 2004 annual meeting of stockholders. All directors of the Corporation are also directors of the Bank.

CLASS 1 DIRECTORS WHOSE TERM EXPIRES IN 2005

         ROBERT M. BREWINGTON, JR., 53
         Director since 1996. Owner of Sutliff Motors and Brewington Transportation (sales and service of cars and trucks; school bus contractor).

         WILLARD H. KILE, JR., D.M.D., 49
         Director since 2000. Partner of Kile & Robinson LLC (dentists); Partner of Kile & Kile Real Estate.

         CHARLES E. LONG, 68
         Director since 1993. Retired. Former President of Long Supply Co., Inc. (a wholesaler and retailer of hardware and masonry products).

CLASS 2 DIRECTORS WHOSE TERM EXPIRES IN 2004 AND NOMINEES FOR CLASS 2 DIRECTORS WHOSE TERM WILL EXPIRE IN 2007

         LANCE O. DIEHL, 38
         Director since 2003. President and Chief Executive Officer of the Corporation and the bank.

         WILLIAM F. HESS, 70
         Director since 1983. Former Chairman of the Corporation and the bank. Dairy farmer.

         PAUL E. REICHART, 66
         Director since 1983. Chairman and former Vice Chairman of the Corporation and the bank. Former President and Chief Executive Officer of the Corporation and the bank.

CLASS 3 DIRECTORS WHOSE TERM EXPIRES IN 2006

         DON E. BANGS, 72
         Director since 1985. Secretary of the Corporation and the bank. Former owner of Bangs Insurance Agency and former agent for The Thrush Insurance Agency.

         EDWARD L. CAMPBELL, 65
         Director since 1985. President of ELC Enterprises, Inc. and the sole proprietor of Heritage Acres Christmas tree sales.

         ELWOOD R. HARDING, JR., 57
         Director since 1984. Vice Chairman of the Corporation and the Bank. Attorney at law and President of Premier Real Estate Settlement Services, Inc. (title insurance).

PRINCIPAL OFFICERS

Our principal officers are appointed by the Board of Directors and serve at the will of the Board of Directors, subject to certain change in control agreements discussed later in this report. The following information is presented for those persons who were principal officers at December 31, 2003:

                                                           EMPLOYEE
         NAME & POSITION                      HELD SINCE     SINCE      AGE
-------------------------------------------------------------------------------
Paul E. Reichart,
Chairman                                        2003         1960       66
-------------------------------------------------------------------------------
Don E. Bangs,
Secretary                                       1993           *        72
-------------------------------------------------------------------------------
Elwood R. Harding, Jr.,
Vice Chairman                                   2003           *        57
-------------------------------------------------------------------------------
Lance O. Diehl,
President and Chief Executive Officer           2003         1995       38
-------------------------------------------------------------------------------
Virginia D. Kocher
Treasurer and Assistant Secretary               1991         1972       56
-------------------------------------------------------------------------------

* Not an employee of the Company and the Bank.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

Executive officers and directors and "beneficial owners" of more than ten percent of our common stock must file initial reports of ownership and reports of changes in ownership with the SEC pursuant to Section 16(a).

We have reviewed the reports and written representations from the executive officers and directors. The Corporation believes that all filing requirements were met during 2003 with the exception of the second quarter filings for Lance
O. Diehl, Robert M. Brewington, Jr. and retired Chief Operating Officer, J. Jan Girton. These Form 4 filings were submitted via paper format rather than electronically due to a misinterpretation of the new regulation effective on June 30, 2003. Mr. Diehl's and Mr. Brewington's filings were corrected by submitting them electronically on July 14, 2003. Mr. Girton's form was submitted electronically on July 17, 2003.

CODE OF ETHICS

We adopted a Code of Ethics that applies to all employees, including the Chief Executive Officer and the Chief Financial Officer. A copy of the code of Ethics is filed as Exhibit 14 to this report.

We will provide to any person, without charge, upon request, a copy of our Code of Ethics, by writing to Ms. Virginia D. Kocher, Vice President, Columbia County Farmers National Bank, 232 East Street, Bloomsburg, PA 17815.

ITEM 11. EXECUTIVE COMPENSATION

This section of the report contains charts that show the amount of compensation earned by our executive officers whose salary and bonus exceeded $100,000 for 2003. It also contains the performance graph comparing our performance relative to a peer group and the report of our human resource committee explaining the compensation philosophy for our most highly paid officers.

                          SUMMARY COMPENSATION TABLE(1)

                                                      ANNUAL COMPENSATION
                                        -----------------------------------------------
   NAME AND PRINCIPAL         FISCAL                                      OTHER ANNUAL               ALL OTHER
       POSITION                YEAR     SALARY($)      BONUS($)          COMPENSATION($)          COMPENSATION($)
----------------------------------------------------------------------------------------------------------------
Lance O. Diehl                 2003      100,000        1,883(2)             13,048(3)                13,118(4)
President and Chief            2002       72,424        2,796(5)              1,130(6)                 7,779(7)
Executive Officer              2001       67,547        2,350(8)              1,048(9)                 8,455(10)
----------------------------------------------------------------------------------------------------------------

(1) From January 1, 2001 through December 31, 2003, the Corporation did not pay any long-term compensation in the form of stock options, stock appreciation rights, restricted stock or any other long-term compensation, nor did it make any long-term incentive plan payments. Accordingly, no such information is presented in the summary compensation table set forth above. No such arrangements are currently in effect.

(2)      Represents a cash bonus representing 21/2% of 2002 base salary.

(3) Includes $8,925 as the payment of directors' fees and $4,123 representing the year 2003, 100% up to 3% and 50% up to the next 2% matching contribution to Mr. Diehl's 401K plan.

(4) Includes $11,099 as a payment for a deferred compensation plan; $711 representing car expense; $420 representing cell phone expense; $661 representing cafeteria plan benefits and $227 as annual term insurance premium payments on the life of Mr. Diehl.

(5)      Represents a cash bonus representing 4% of 2001 base salary.

(6) Represents the year 2002, 50% up to 3% matching contribution to Mr. Diehl's 401K plan.

(7) Includes $3,411 as a contribution to the bank's profit sharing plan; $420 representing cell phone expense; $3,680 representing cafeteria plan benefits and $268 as annual term insurance premium payments on the life of Mr. Diehl.

(8)      Represents a cash bonus representing 31/2% of 2000 base salary.

(9) Represents the year 2001, 50% up to 3% matching contribution to Mr. Diehl's 401K plan.

(10) Includes $3,647 as a contribution to the bank's profit sharing plan; $420 representing cell phone expense; $4,172 representing cafeteria plan benefits and $216 as annual term insurance premium payments on the life of Mr. Diehl.

                             EXECUTIVE COMPENSATION

HUMAN RESOURCE COMMITTEE REPORT

Executive compensation for the officers of the Corporation and the bank is determined by the Human Resource Committee of the Corporation's Board of Directors. Salaries and bonuses for the executive officers are reviewed annually. All executive compensation is paid by the bank to the applicable executive.

COMPENSATION PHILOSOPHY

The Corporation's executive compensation philosophy is designed to attract, retain, and motivate the best managerial talent available in line with three central themes: alignment, accountability, and attraction.

         -        Alignment with the long-term interests of our stockholders;

         - Accountability for results by linking executives to the Corporation and individual performance; and

         -        Attraction, motivation and retention of critical talent.

The Human Resource Committee annually conducts a full review of the performance of the Corporation and its executives in determining compensation levels. For 2003, the Human Resource Committee considered various qualitative and quantitative indicators of the Corporation and individual performance in determining the level of compensation for the Corporation's President and Chief Executive Officer and its other executive officers. The review included an evaluation of the Corporation's performance both on a short and long-term basis. This review included an analysis of quantitative measures, such as Return on Equity. The Human Resource Committee considered also qualitative measures such as leadership, experience, strategic direction, community representation and social responsibility. The Human Resource Committee has been sensitive to management's maintaining a balance between actions that foster long-term value creation and short-term performance. In addition, the Human Resource Committee evaluates total executive compensation in light of the operational and financial performance and compensation practices of the commercial banking industry in the Pennsylvania region.

Base salaries are reviewed each year and generally adjusted relative to individual performance and competitive salaries with the commercial banking industry in the Pennsylvania region.

A base salary average decrease of 26.62% was made to all executives in 2003. Actual salaries will continue to be set according to the scope of the responsibilities of each executive officer's position.

DEFERRED COMPENSATION AGREEMENTS FOR EXECUTIVE OFFICERS

In 1992, the bank entered into agreements with two executive officers to establish non-qualified deferred compensation plans. Each officer deferred compensation in order to participate in this Deferred Compensation Plan. If the officer continues to serve as an officer of the bank until he attains sixty-five
(65) years of age, the bank has agreed to pay him 120 guaranteed consecutive monthly payments commencing on the first day of the month following the officer's 65th birthday. Each officer's guaranteed monthly payment is based upon the future value of life insurance purchased with the compensation the officer has deferred. The bank has obtained life insurance (designating the bank as the beneficiary) on the life of each participating officer in an amount which is intended to cover the bank's obligations under the deferred compensation plan, based upon certain actuarial assumptions.

During 2002, the agreements with the two executive officers were modified. Under one agreement, the executive officer will receive $225,000 payable monthly over a 10 year period commencing in February 2003. Under another agreement, another executive officer will receive $175,000 payable monthly over a 10 year period commencing in April 2003. This second agreement will also provide post employment health care benefits to the executive officer until the attainment of age 65. As of December 31, 2003 and 2002, the net cash value of insurance policies was $318,119 and $292,515, respectively, and the total accrued liability, equal to the present value of these obligations, was $295,674 and $314,674, respectively, relating to these executive officers' and directors' deferred compensation agreements, and the accrued liability related to the post employment health care benefit was $14,336 and $14,668 as of December 31, 2003 and December 31, 2002, respectively.

In April 2003, the bank entered into non-qualified deferred compensation agreements with three executive officers to provide supplemental retirement benefits commencing with the executive's retirement and ending 15 years thereafter. The deferred compensation expense related to these agreements for the year ended December 31, 2003 and the total accrued liability as of December 31, 2003 was $55,131.

FIVE-YEAR PERFORMANCE GRAPH

The following graph and table compare the cumulative total stockholder return on the Corporation's Common Stock during the five-year period ending on December 31, 2003, with (i) the cumulative total return on the SNL Securities Corporate Performance Index (1) for 35 publicly-traded banks with under $250 million in total assets in the United States of America, and (ii) the cumulative total return for all United States stocks traded on the NASDAQ Stock Market. The comparison assumes the value of the investment in the Corporation Common Stock and each index was $100 on December 31, 1998, and assumes further the reinvestment of dividends into the applicable securities. The stockholder return shown on the graph and table below is not necessarily indicative of future performance.

                           CCFNB BANCORP, INCORPORATED

                              [PERFORMANCE GRAPH]

                                                                          PERIOD ENDING
                                              ---------------------------------------------------------------------
           INDEX                              12/31/98    12/31/99     12/31/00    12/31/01    12/31/02    12/31/03
--------------------------------------------------------------------------------------------------------------------
CCFNB Bancorp, Incorporated                     100.00       79.63        67.97       97.63      104.22      125.75
NASDAQ - Total US                               100.00      185.95       113.19       89.65       61.67       92.90
SNL <$250M Bank Index                           100.00       87.81        86.94      108.40      133.20      201.44

SOURCE : SNL FINANCIAL LC, CHARLOTTESVILLE, VA          (434) 977-1600

Notes:

A. The lines represent monthly index levels derived from compounded daily returns that include all dividends.

B. The indexes are reweighted daily, using the market capitalization on the previous trading day.

C. If the monthly interval, based on the fiscal year-end, is not a trading day, the preceding day is used.

D.       The index level for all series was set to $100 on 12/31/98.

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

STOCK OWNED BY DIRECTORS, NOMINEES FOR DIRECTOR AND EXECUTIVE DIRECTORS

This table indicates the number of shares of Common Stock owned by the executive officers and directors as of March 23, 2004. The aggregate number of shares owned by all directors and executive officers is 4.98%. Unless otherwise noted, each individual has sole voting and investment power for the shares indicated below.

        NAME OF INDIVIDUAL                AMOUNT AND NATURE OF
       OF IDENTITY OF GROUP              BENEFICIAL OWNERSHIP(1)            PERCENT OF CLASS
--------------------------------------------------------------------------------------------
Don E. Bangs                                    8,826.504                         ----
--------------------------------------------------------------------------------------------
Robert M. Brewington, Jr.                       8,646.589                         ----
--------------------------------------------------------------------------------------------
Edward L. Campbell                              6,109.820                         ----
--------------------------------------------------------------------------------------------
Lance O. Diehl                                    544.051                         ----
--------------------------------------------------------------------------------------------
Elwood R. Harding, Jr.                         15,589.529                         1.22%
--------------------------------------------------------------------------------------------
William F. Hess                                 4,660.931                         ----
--------------------------------------------------------------------------------------------
Willard H. Kile, Jr.                            3,632.237                         ----
--------------------------------------------------------------------------------------------
Virginia D. Kocher                                391.000                         ----
--------------------------------------------------------------------------------------------
Charles E. Long                                 6,509.862                         ----
--------------------------------------------------------------------------------------------
Paul E. Reichart                                8,741.000                         ----
--------------------------------------------------------------------------------------------
All Officers and Directors as a group
   (9 directors, 3 nominees, 5 officers,
    10 persons in total)                       63,651.523                         4.98%
--------------------------------------------------------------------------------------------

(1) Includes shares held (a) directly, (b) jointly with a spouse, (c) individually by spouse, (d) by the transfer agent in the Corporation's dividend reinvestment account, (e) in the 401(k) plan, and (f) in various trusts.

VOTING STOCK OWNED BY "BENEFICIAL OWNER"

There are no persons or entities known by the Corporation to own beneficially more than five percent of the Common Stock as of March 23, 2004.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We encourage our directors and executive officers to have banking and financial transactions with the Bank. All of these transactions are made on comparable terms and with similar interest rates as those prevailing for other customers.

The total consolidated loans made by the Bank at December 31, 2003, to its directors and officers as a group, members of their immediate families and companies in which they have a 10% or more ownership interest was $9,996,950 or approximately 36.2% of our total consolidated capital accounts. The largest amount for all of these loans in 2003 was $10,922,143 or approximately 39.6% of our total consolidated capital accounts. These loans did not involve more than the normal risk of collectibility nor did they present other unfavorable features.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

J. H. Williams & Co., LLP, billed the Corporation $63,500, in 2003, for services rendered for the audit of the Corporation's annual financial statements for the year ended December 31, 2003 and the reviews of the financial statements included in the Corporation's reports on SEC Form 10-Q for the quarters ended March 31, June 30 and September 30, 2003.

AUDIT RELATED FEES

J. H. Williams & Co., LLP, billed the Corporation $9,450, in 2003, for the performance of agreed upon procedures with respect to the trust department ($6,000) and the retail sales of non deposit investment products of the bank ($3,450).

TAX FEES

J. H. Williams & Co., LLP, billed the Corporation $5,500, in 2003, for tax compliance, tax advice and tax planning.

ALL OTHER FEES

J. H. Williams & Co., LLP billed the Corporation $0, in 2003, for other services rendered.

All such services that were performed by J. H. Williams & Co., LLP were done by permanent, full-time employees and partners of such firm.

The Audit Committee considered whether the provision of the services rendered above was compatible with maintaining the independence of J. H. Williams & Co., LLP as the independent outside auditors. The Audit Committee concluded that the independence of such firm was maintained.

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a)      1.       Our consolidated financial statements and notes to these
statements as well as the applicable reports of the independent certified public accountants are filed at Item 8 in this report.

         2. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes to these statements.

         3. The exhibits required by Item 601 of Regulation S-K are included under Item 14(c) to this report.

(b)      Reports on Form 8-K

We filed no current reports on Form 8-K during the quarter ended December 31, 2003.

(c)      Exhibits required by Item 601 of Regulation S-K:

Exhibit Number Referred to
Item 601 of Regulation SK                                Description of Exhibit
---------------------------               --------------------------------------------------
             2                                     None.
             3                                     None.
             4                                     None.
             9                                     None.
            10                                     None.
            11                                     None.
            12                                     None.
            14                            Code of Ethics
            16                                     None.
            18                                     None.
            21                            List of Subsidiaries of the Company.
            22                                     None.
            23                                     None.
            24                                     None.
          31.1                            CEO certification pursuant to Section 302 of the
                                          Sarbanes-Oxley Act of 2002
          31.2                            Principal Financial Officer certification pursuant to
                                          Section 302 of the Sarbanes-Oxley Act of 2002
          32.1                            CEO certification pursuant to 18 U.S.C. Section 1350, as
                                          adopted pursuant to Section 906 of the Sarbanes-Oxley
                                          Act of 2002

32.2                            Principal Financial Officer certification pursuant to
                                18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
 99A                            Charter of the Audit Committee as of April 30, 2003.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CCFNB BANCORP, INC.
         (Bancorp)

By:      /s/ Lance O. Diehl                                 Date: March 11, 2004
         ------------------------------------------------
         Lance O. Diehl
         President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:      /s/ Don E. Bangs                                     Date: March 11, 2004
         ------------------------------------------------
         Don E. Bangs
         Director and Secretary

By:      /s/ Robert M. Brewington, Jr.                        Date: March 11, 2004
         ------------------------------------------------
         Robert M. Brewington, Jr.
         Director

By:      /s/ Edward L. Campbell                               Date: March 11, 2004
         ------------------------------------------------
         Edward L. Campbell
         Director

By:      /s/ Lance O. Diehl                                   Date: March 11, 2004
         ------------------------------------------------
         Lance O. Diehl
         President, Chief Executive Officer and Director

By:      /s/ Elwood R. Harding, Jr.                           Date: March 11, 2004
         ------------------------------------------------
         Elwood R. Harding, Jr.
         Director and Vice Chairman of the Board

By:      /s/ William F. Hess                                  Date: March 11, 2004
         ------------------------------------------------
         William F. Hess
         Director

By:      /s/ Willard H. Kile, Jr., DMD                        Date: March 11, 2004
         ------------------------------------------------
         Willard H. Kile, Jr., DMD
         Director

By:      /s/ Charles E. Long                                  Date: March 11, 2004
         ------------------------------------------------
         Charles E. Long
         Director

By:      /s/ Paul E. Reichart                                 Date: March 11, 2004
         ------------------------------------------------
         Paul E. Reichart
         Director, Chairman of the Board

By:      /s/ Virginia D. Kocher                               Date: March 11, 2004
         ------------------------------------------------
         Virginia D. Kocher
         Treasurer and Assistant Secretary
         (Principal Financial and Accounting Officer)


                            INDEX TO EXHIBITS

Item Number                                Description                             Page
-----------                                -----------                             ----
     14          Code of Ethics.................................................    68
     21          List of Subsidiaries of the Company............................    73
   31.1          CEO certification pursuant to Section 302 of the
                 Sarbanes-Oxley Act of 2002.....................................    74
   31.2          Principal Financial Officer certification pursuant to
                 Section 302 of the Sarbanes-Oxley Act of 2002..................    75
   32.1          CEO certification pursuant to 18 U.S.C. Section 1350, as
                 adopted pursuant to Section 906 of the Sarbanes-Oxley Act
                 of 2002........................................................    76
   32.2          Principal Financial Officer certification pursuant to 18
                 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
                 Sarbanes-Oxley Act of 2002.....................................    77
    99A          Charter of the Audit Committee as of April 30, 2003............    78