Form 10-Q
period 2004-03-31
CCFNB BANCORP INC
filed 2004-05-14
CIK 731122

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirings for the past 90 days. Yes [X] No [ ]

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 1,278,708 shares of $1.25
(par) common stock were outstanding as of May 3, 2004.

CCFNB BANCORP, INC. AND SUBSIDIARY
INDEX 10-Q
MARCH 31, 2004

PART I    - FINANCIAL INFORMATION:

          - Consolidated Balance Sheets                                                      1

          - Consolidated Statements of Income                                                2

          - Consolidated Statements of Cash Flows                                            3

          - Notes to Consolidated Financial Statements                                     4 - 13

          - Report of Independent Certified Public Accountants                               14

          - Management's Discussion and Analysis of Consolidated Financial
            Condition and Results of Operations                                           15 - 21

          - Controls and Procedures                                                          22

PART II   - OTHER INFORMATION                                                                23

SIGNATURES                                                                                24 - 27

CCFNB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

                                                             Unaudited
                                                              March     December
                                                             31, 2004   31, 2003
                                                             --------   --------
ASSETS
Cash and due from banks                                      $  4,913   $  6,359
Interest-bearing deposits with other banks                      2,926      5,480
Federal funds sold                                              1,401        523
Investment securities available-for-sale                       61,093     62,775
Loans, net of unearned income                                 146,400    147,630
Allowance for loan losses                                       1,365      1,415
                                                             --------   --------
  Net loans                                                   145,035    146,215
Premises and equipment, net                                     4,430      4,282
Other real estate owned                                            36         36
Cash surrender value of bank-owned life insurance               5,985      5,908
Accrued interest receivable                                       761        811
Other assets                                                      711        525
                                                             --------   --------
    TOTAL ASSETS                                             $227,291   $232,914
                                                             ========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits:
  Non-interest bearing                                       $ 15,106   $ 17,313
  Interest bearing                                            154,741    154,473
                                                             --------   --------
    Total Deposits                                            169,847    171,786
Short-term borrowings                                          16,806     20,990
Long-term borrowings                                           11,333     11,335
Accrued interest and other expenses                             1,229      1,187
Other liabilities                                                  15         13
                                                             --------   --------
     TOTAL LIABILITIES                                        199,230    205,311
                                                             --------   --------

STOCKHOLDERS' EQUITY
Common stock, par value $1.25 per share; authorized
 5,000,000 shares; issued and outstanding 1,278,708 shares
 in 2004 and 1,276,445 shares in 2003                           1,598      1,595
Surplus                                                         3,696      3,635
Retained earnings                                              22,289     21,997
Accumulated other comprehensive income                            478        376
                                                             --------   --------
    TOTAL STOCKHOLDERS' EQUITY                                 28,061     27,603
                                                             --------   --------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $227,291   $232,914
                                                             ========   ========

See accompanying notes to Consolidated Financial Statements.

CCFNB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS EXCEPT PER SHARE DATA)
UNAUDITED

                                                             For the Three
                                                             Months Ending
                                                               March 31,
                                                        -----------------------
                                                           2004         2003
                                                           ----         ----
INTEREST INCOME
Interest and fees on loans:
 Taxable                                                $    2,111   $    2,333
 Tax-exempt                                                     74           45
Interest and dividends on investment securities:
 Taxable interest                                              379          340
 Tax-exempt interest                                           127          184
 Dividends                                                      18           16
Federal funds sold                                               1           12
Deposits in other banks                                         10           14
                                                        ----------   ----------
  TOTAL INTEREST INCOME                                      2,720        2,944
                                                        ----------   ----------
INTEREST EXPENSE
Deposits                                                       672        1,017
Short-term borrowings                                           69           80
Long-term borrowings                                           170          168
                                                        ----------   ----------
  TOTAL INTEREST EXPENSE                                       911        1,265
                                                        ----------   ----------
Net interest income                                          1,809        1,679
Provision for loan losses                                       50           50
                                                        ----------   ----------
  NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES        1,759        1,629
                                                        ----------   ----------
NON-INTEREST INCOME
Service charges and fees                                       167          183
Trust department income                                         34           36
Bank-owned life insurance income                                71           54
Other income                                                    49           53
                                                        ----------   ----------
  TOTAL NON-INTEREST INCOME                                    321          326
                                                        ----------   ----------
NON-INTEREST EXPENSES
Salaries and wages                                             571          525
Pensions and other employee benefits                           204          186
Occupancy expense, net                                         105          103
Furniture and equipment expense                                107          118
Other operating expenses                                       458          384
                                                        ----------   ----------
  TOTAL NON-INTEREST EXPENSES                                1,445        1,316
                                                        ----------   ----------
Income before income taxes                                     635          639
Income tax expense                                             126          132
                                                        ----------   ----------
  NET INCOME                                            $      509   $      507
                                                        ==========   ==========
PER SHARE DATA
Net income                                              $     0.40   $     0.39
Cash dividends                                          $     0.17   $     0.16
Weighted average shares outstanding                      1,276,995    1,289,815

See accompanying notes to Consolidated Financial Statements.

CCFNB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
UNAUDITED

                                                                             For the Three
                                                                             Months Ending
                                                                               March 31,
                                                                        --------------------
                                                                          2004        2003
                                                                          ----        ----
OPERATING ACTIVITIES
Net income                                                              $    509    $    507
Adjustments to reconcile net income to net cash provided by operating activities:
  Provision for loan losses                                                   50          50
  Depreciation and amortization                                               83          95
  Premium amortization on investment securities                               64         105
  Discount accretion on investment securities                                (13)        (12)
  Deferred income taxes (benefit)                                              3         (25)
  (Gain) on sale of mortgage loans                                            (2)        (14)
  Proceeds from sale of mortgage loans                                       150       1,221
  Originations of mortgage loans for resale                                 (148)     (1,207)
  (Gain) on sale of other real estate owned                                    -         (12)
  Loss from investment in insurance agency                                     1           6
  Decrease in accrued interest receivable and other assets                  (191)       (150)
  Net increase in cash surrender value of bank-owned life insurance          (77)        (47)
  Increase (decrease) in accrued interest, other expenses and other
   liabilities                                                                44         (93)
                                                                        --------    --------
    NET CASH PROVIDED BY OPERATING ACTIVITIES                                473         424
                                                                        --------    --------
INVESTING ACTIVITIES
Purchase of investment securities Available-for-Sale                      (8,513)    (16,164)
Proceeds from sales, maturities and redemptions of investment
 securities Available-for-Sale                                            10,297      12,304
Net decrease in loans                                                      1,130       2,273
Purchases of premises and equipment                                         (231)        (59)
Proceeds from sale of other real estate owned                                  -          37
                                                                        --------    --------
    NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                    2,683      (1,609)
                                                                        --------    --------
FINANCING ACTIVITIES
Net decrease in deposits                                                  (1,939)       (411)
Net decrease in short-term borrowings                                     (4,184)     (2,047)
Net decrease in long-term borrowings                                          (2)         (3)
Acquisition of treasury stock                                                  -        (144)
Proceeds from issuance of common stock                                        64          52
Cash dividends paid                                                         (217)       (206)
                                                                        --------    --------
    NET CASH (USED IN) FINANCING ACTIVITIES                               (6,278)     (2,759)
                                                                        --------    --------
    (DECREASE) IN CASH AND CASH EQUIVALENTS                               (3,122)     (3,944)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                          12,362      16,020
                                                                        --------    --------
    CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $  9,240    $ 12,076
                                                                        ========    ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
  Interest                                                              $    933    $  1,332
  Income taxes                                                          $      -    $      -

See accompanying notes to Consolidated Financial Statements.

CCFNB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004

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

DERIVATIVES

The Bank has outstanding loan commitments that relate to the origination of mortgage loans that will be held for resale. Pursuant to Statement of Financial Accounting Standards (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", and SFAS No. 149 "Amendments to SFAS 133 on Derivative Instruments and Hedging Activities" and the guidance contained in the Derivatives Implementation Group Statement 133 Implementation Issue No. C 13, the Bank has accounted for such loan commitments as derivative instruments. The outstanding loan commitments in this category did not give rise to any losses for the period ended March 31, 2004 and the year ended December 31, 2003, as the fair market value of each outstanding loan commitment exceeded the Bank's cost basis in each loan commitment.

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

INVESTMENT IN INSURANCE AGENCY

On January 2, 2001, the Corporation acquired a 50% interest in a local insurance agency, a corporation organized under the laws of the Commonwealth of Pennsylvania. The income or loss from this investment is accounted for under the equity method of accounting. The carrying value of this investment as of March 31, 2004 and December 31, 2003 was $169,530 and $170,296, respectively, and is carried in other assets in the accompanying consolidated balance sheets.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". This Interpretation expands the disclosures to be made by a guarantor about its obligations under certain guarantees and requires the guarantor to recognize a liability in its financial statements for the obligation assumed under a guarantee. In general, FIN 45 applies to contracts of indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability, or equity security of the guaranteed party. Certain guarantee contracts are excluded from both the disclosure and recognition requirements of this Interpretation, while other guarantees are subject to just the disclosure requirements of FIN 45 but not to the recognition provisions. The disclosure requirements of FIN 45 were effective for the Corporation as of December 31, 2002 and require disclosure of the nature of the guarantee, the maximum potential amount of future payments the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor's obligations under the guarantee. The recognition requirements of FIN 45 are applied prospectively to guarantees issued or modified after December 31, 2002. This standard did not have any impact on the Corporation's consolidated financial condition or results of operations.

In December 2002, the FASB issued Statement of Financial Accounting Standards
(SFAS) No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS No. 123," is generally effective for financial statements for fiscal years and interim periods beginning after December 31, 2002. The statement amends SFAS No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The statement also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The Corporation does not have any stock-based compensation, therefore the standard has no impact on the Corporation's consolidated financial condition or results of operations.

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

In January 2003, the FASB issued FIN 46, which provides guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, noncontrolling interests, and results of operations of a VIE are to be included in an entity's consolidated financial statements. A VIE exists when either the total equity investment at risk is not sufficient to permit the entity to finance its activities by itself, or the equity investors lack one of three characteristics associated with owning a controlling financial interest. Those characteristics include the direct or indirect ability to make decisions about an entity's activities through voting rights or similar rights, the obligations to absorb the expected losses of an entity if they occur, or the right to receive the expected residual returns of the entity if they occur. This standard did not have any impact on the Corporation's consolidated financial positions or results of operations.

In May 2003, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" is generally effective for financial instruments entered into or modified after May 31, 2003 and for contracts in existence at the start of the first interim period beginning after June 15, 2003. This Statement establishes new standards for classification, measurement and disclosure of certain types of financial instruments having characteristics of both liabilities and equity, including instruments that are mandatory redeemable and that embody obligations requiring or permitting settlement by transferring assets or by issuing an entity's own shares. In December 2003, the FASB deferred for an indefinite period the application of the guidance in SFAS 150 to noncontrolling interests that are classified as equity in the financial statements of a subsidiary but would be classified as a liability in the parent's financial statements under SFAS 150. The deferral is limited to mandatory redeemable noncontrolling interests associated with finite-lived subsidiaries. This standard does not have any impact on the Corporation's consolidated financial position or results of operations.

In December 2003, the Emerging Issuance Task Force Issue (EITF) issued No. 03-01 "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments" is generally effective for fiscal years ending after December 15, 2003, and addresses how to define an "other-than-temporary impairment" as well as its application to investments classified as either "Available-for-Sale" and "Held-to-Maturity" under SFAS 115. The EITF requires disclosure of securities in a continuous unrealized loss position to be stratified based on length of time those securities were carried in such a position (less than 12 months, and 12 months or more). Additional information is required to be disclosed annually to include the nature of the investment, the cause of the decline in value and the evidence considered in reaching the conclusion that the investment is not other than temporarily impaired. The disclosure is required for fiscal years ending after December 15, 2003. Comparative information for earlier periods is not required.

ADVERTISING COSTS

It is the Corporation's policy to expense advertising costs in the period in which they are incurred. Advertising expense for the periods ended March 31, 2004 and March 31, 2003, were approximately $19,111 and $15,871, respectively.

RECLASSIFICATION

Certain amounts in the consolidated financial statements of the prior years have been reclassified to conform with presentation used in the 2004 consolidated financial statements. Such reclassifications had no effect on the Corporation's consolidated financial condition or net income.

NOTE 2 - ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses for the periods ended March 31, 2004 and March 31, 2003 were as follows:

                                      (Amounts in Thousands)
                                      ----------------------
                                        2004          2003
                                        ----          ----
Balance, beginning of year           $  1,415      $  1,298
Provision charged to operations            50            50
Loans charged-off                        (116)          (19)
Recoveries                                 16            21
                                     --------      --------
Balance, March 31                    $  1,365      $  1,350
                                     ========      ========

At March 31, 2004 the recorded investment in loans that are considered to be impaired as defined by SFAS No. 114 was $89,887. No additional charge to operations was required to provide for the impaired loans since the total allowance for loan losses is estimated by management to be adequate to provide for the loan loss allowance required by SFAS No. 114 along with any other potential losses.

At March 31, 2004, there were no significant commitments to lend additional funds with respect to non-accrual and restructured loans. Real estate loans held for resale were $35,816 at March 31, 2004 and December 31, 2003.

Non-accrual loans at March 31, 2004 and December 31, 2003 were $1,503,000 and $1,851,686, respectively.

Loans past due 90 days or more and still accruing interest amounted to $119,000 at March 31, 2004.

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

NOTE 5 - DEFERRED COMPENSATION PLANS

The Bank has entered into certain non-qualified deferred compensation agreements with certain executive officers and directors. Expense related to these non-qualified deferred compensation plans amounted to $27,659 and $9,551 for March 31, 2004 and March 31, 2003, respectively.

There were no substantial changes in other plans as disclosed in the 2003 Annual Report.

NOTE 6 - STOCKHOLDERS' EQUITY

Changes in stockholders' equity for the period ended March 31, 2004 were as follows:

                                                           (Amounts in Thousands, Except Common Share Data)
                                                           ------------------------------------------------
                                                                                                 Accumulated
                                                                                                    Other
                                      Common      Common             Comprehensive   Retained    Comprehensive   Treasury
                                      Shares      Stock    Surplus      Income       Earnings       Income        Stock     Total
                                     ---------   -------   -------   -------------   --------    -------------   --------   -----
Balance at January 1, 2004           1,276,445   $ 1,595   $ 3,635                   $ 21,997    $         376   $      -  $ 27,603
Comprehensive Income:
 Net income                                                                    509        509                                   509
 Change in unrealized gain (loss)
   on investment securities
   available-for-sale net of
   reclassification adjustment
   and tax effects                                                             102                         102                  102
                                                                     -------------
TOTAL COMPREHENSIVE INCOME                                           $         611
                                                                     =============
Issuance of 2,263 shares of
 common stock under dividend
 reinvestment and stock
 purchase plans                          2,263         3        61                          -                -          -        64
Cash dividends $.17 per share                -         -         -                       (217)               -          -      (217)
                                     ---------   -------   -------                   --------    -------------   --------  --------
Balance at March 31, 2004            1,278,708   $ 1,598   $ 3,696                   $ 22,289    $         478   $      -  $ 28,061
                                     =========   =======   =======                   ========    =============   ========  ========


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

The Corporation may require collateral or other security to support financial instruments with off-balance sheet credit risk. The contract or notional amounts at March 31, 2004 and December 31, 2003 were as follows:

                                                                        (Amounts in Thousands)
                                                                        ----------------------
                                                                          March       December
                                                                        31, 2004      31, 2003
                                                                        --------      --------
Financial instruments whose contract amounts represent credit risk:
  Commitments to extend credit                                          $ 15,324      $ 13,106
  Financial standby letters of credit                                      1,813         1,813
  Performance standby letters of credit                                      843           843
  Dealer floor plans                                                       1,119         1,412

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

The Corporation granted commercial, consumer and residential loans to customers within Pennsylvania. Of the total loan portfolio at March 31, 2004, 81.49% was for real estate loans, principally residential. It was the opinion of management that the high concentration did not pose an adverse credit risk. Further, it was management's opinion that the remainder of the loan portfolio was balanced and diversified to the extent necessary to avoid any significant concentration of credit.

NOTE 8 - MANAGEMENT'S ASSERTIONS AND COMMENTS REQUIRED TO BE PROVIDED WITH FORM 10Q FILING

In management's opinion, the consolidated interim financial statements reflect fair presentation of the consolidated financial position of CCFNB Bancorp, Inc. and Subsidiary, and the results of their operations and their cash flows for the interim periods presented. Further, the consolidated interim financial statements are unaudited, however they reflect all adjustments, which are in the opinion of management, necessary to present fairly the consolidated financial condition and consolidated results of operations and cash flows for the interim periods presented and that all such adjustments to the consolidated financial statements are of a normal recurring nature.

The results of operations for the three-month period ended March 31, 2004, are not necessarily indicative of the results to be expected for the full year.

These consolidated interim financial statements have been prepared in accordance with requirements of Form 10Q and therefore do not include all disclosures normally required by accounting principles generally accepted in the United States of America applicable to financial institutions as included with consolidated financial statements included in the Corporation's annual Form 10K filing. The reader of these consolidated interim financial statements may wish to refer to the Corporation's annual report or Form 10K for the period ended December 31, 2003, filed with the Securities and Exchange Commission.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders of CCFNB Bancorp, Inc.:

We have reviewed the accompanying consolidated balance sheet of CCFNB Bancorp, Inc. and Subsidiary as of March 31, 2004, and the related consolidated statements of income and cash flows for the three month periods ended March 31, 2004 and 2003. These consolidated interim financial statements are the responsibility of the management of CCFNB Bancorp, Inc. and Subsidiary.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of CCFNB Bancorp, Inc. and Subsidiary as of December 31, 2003, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 13, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                                    /s/ J.H. Williams & Co., LLP
                                                    ----------------------------

J.H. Williams & Co., LLP
Kingston, Pennsylvania
April 19, 2004

                               CCFNB BANCORP, INC.
                                    FORM 10-Q
                        FOR THE QUARTER ENDED MARCH 2004

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Consolidated Summary of Operations
(Dollars in Thousands, except for per share data)

                                           At and For the Three
                                                 Months
                                              Ended March 31,                  At and For the Years Ended December 31,
                                              ---------------                  ---------------------------------------
                                            2004          2003         2003         2002         2001         2000         1999
                                            ----          ----         ----         ----         ----         ----         ----
Income and Expense:
 Interest income                         $     2,720   $    2,944   $   11,221   $   12,780   $   13,720   $   13,552   $   12,669
 Interest expense                                911        1,265        4,366        5,741        6,924        6,859        6,099
                                         -----------   ----------   ----------   ----------   ----------   ----------   ----------
 Net interest income                           1,809        1,679        6,855        7,039        6,796        6,693        6,570
 Loan loss provision                              50           50          200          309          163           54           78
                                         -----------   ----------   ----------   ----------   ----------   ----------   ----------
 Net interest income after loan loss
   Provision                                   1,759        1,629        6,655        6,730        6,633        6,639        6,492
 Non-interest income                             321          326       1,,508        1,210        1,149        1,053        1,050
 Non-interest expense                          1,445        1,316        5,409        5,479        5,104        4,967        4,818
                                         -----------   ----------   ----------   ----------   ----------   ----------   ----------
 Income before income taxes                      635          639        2,754        2,461        2,678        2,725        2,724
 Income taxes                                    126          132          591          539          621          671          685
                                         -----------   ----------   ----------   ----------   ----------   ----------   ----------
 Net income                              $       509   $      507   $    2,163   $    1,922   $    2,057   $    2,054   $    2,039
                                         ===========   ==========   ==========   ==========   ==========   ==========   ==========
Per Share: (1)
 Net income                              $       .40   $      .39   $     1.69   $     1.47   $     1.54   $     1.51   $     1.48
 Cash dividends paid                             .17          .16          .66          .63          .59          .56          .51
 Average shares outstanding                1,276,995    1,289,815    1,281,265    1,309,084    1,338,007    1,355,624    1,375,572
Average Balance Sheet:
 Loans                                   $   147,015   $  150,025   $  149,485   $  147,545   $  139,219   $  134,325   $  123,185
 Investments                                  61,934       54,539       58,152       54,197       50,593       47,003       49,827
 Other earning assets                          5,165        8,016        8,036        5,309        6,569          219        1,638
 Total assets                                230,103      227,838      230,975      223,476      208,630      196,727      186,597
 Deposits                                    170,817      171,922      171,956      150,883      149,601      139,774      138,963
 Other interest-bearing liabilities           30,232       27,595       29.772       29.356       31.629       31,203       23,458
 Stockholders' equity                         27,832       26,939       27,223       26,615       25,890       23,910       22,874
Balance Sheet Data:
 Loans                                   $   146,400   $  149,066   $  147,631   $  151,338   $  142,990   $  137,360   $  134,423
 Investments                                  61,093       57,277       62,775       53,528       57,121       47,311       49,104
 Other earning assets                          4,327        7,063        6,882       10,068        9,644        4,814        1,343
 Total assets                                227,291      226,643      232,914      229,032      214,238      203,054      196,122
 Deposits                                    169,847      171,716      171,786      172,127      155,666      143,169      138,606
 Other interest-bearing liabilities           28,139       26,571       32,325       28,621       31,384       33,477       33,224
 Stockholders' equity                         28,061       27,037       27,603       26,840       26,042       25,050       23,047
Ratios: (2)
 Return on average assets                        .88%         .89%         .94%         .86%         .99%        1.04%        1.09%
 Return on average equity                       7.32%        7.56%        7.95%        7.22%        7.90%        8.59%        8.91%
 Dividend payout ratio                         42.63%       40.63%       39.02%       42.86%       38.31%       37.09%       34.09%
 Average equity to average assets ratio        12.10%       11.52%       11.79%       11.77%       12.16%       12.34%       11.75%

(1) Per share data has been calculated on the weighted average number of shares outstanding.

(2) The ratios for the three month period ending March 31, 2004 and 2003 are annualized.

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

EARNINGS SUMMARY

Net income for the three months ended March 31, 2004 was $509 thousand or $.17 per basic and diluted share. These results compare with net income of $507 thousand, or $.16 per basic and diluted share for the same period in 2003. Annualized return on average equity decreased to 7.32 percent from 7.56 percent, while the annualized return on average assets increased to .89 percent from .86 percent, for the three months ended March 31, 2004 and 2003 respectively.

Net interest income continues to be the largest source of our operating income. Net interest income on a tax equivalent basis increased to $1.8 million at March 31, 2004, compared with $1.6 million for the three months ended March 31, 2003. The increase in net interest income is primarily due to the decreased interest rates on deposit accounts and renewing certificates of deposit. Overall, interest earning assets yielded 5.28 percent for the quarter ended March 31, 2004 compared to 5.76 percent yield for the quarter ended March 31, 2003. The tax equavilized interest margin increased to 3.57 percent for the three months ended March 31, 2004 compared to 3.38 percent for the three months ended March 31, 2003.

Average interest earning assets increased $1.5 million or .70 percent for the three months ended March 31, 2004 over the same period in 2003. Average loans decreased $3.0 million or 2.0 percent, average investments increased $7.4 million or 13.6 percent and average federal funds sold and interest-bearing deposits with other financial institutions decreased 2.8 million or 35.6 percent for this three month period, from $8.0 million at March 31, 2003 to $5.2 million at March 31, 2004.

Average interest bearing liabilities for the three months ended March 31, 2004 remained at $184.8 million for the three month period ending March 31, 2004 and 2003. Average short-term borrowings were $16.2 million at March 31, 2003 and $18.9 million at March 31, 2004, an increase of 16.7 percent. Long-term debt, which includes primarily FHLB advances, was $11.3 million at March 31, 2003 and 2004. Average demand deposits increased $1.5 million from 2003 balances.

The average interest rate for loans decreased 29 basis points to 6.11 percent at March 31, 2004 compared to 6.40 percent March 31, 2003. Interest-bearing deposits with other Financial Institutions interest rates decreased 7 basis points to .95 percent from 1.02 percent at March 31, 2003 Average rates on interest bearing deposits decreased by 85 basis points from 2.59 percent to 1.74 percent in one year. Average interest rates also decreased on total interest bearing liabilities by 77 basis points to 1.97 percent from 2.74 percent. The reason for these decreases on interest bearing liabilities was primarily attributed to the decreasing rates on all deposit liabilities and the tied-to-prime interest rates paid on repurchase agreements. The net interest margin increased to 3.57 percent for the three months ended March 31, 2004 from
3.38 percent for the three months ended March 31, 2003. The increase in the overall net interest margin is a result of interest rate changes with deposit rates pricing downward and certificates of deposit coming due being reinvested at lower rates. Our "asset" sensitive position places us in a position to have an increase in our net interest margin when rates rise. The cost of long-term debt averaged 5.99% for the past several years which contributed to the declining net interest margin. This long-term debt will remain a deterrent to us in a declining interest rate environment. This is due to the fact that the Federal Home Loan Bank has the option to reprice these loans at their discretion. Until interest rates would rise to make the current 5.99% average rate unattractive, this in all probability will not occur. We will continue to use the following strategies to mitigate this decline in our net interest margin: Pricing of deposits will continue to be monitored and lowered, if necessary, to meet current market conditions; large deposits over $100,000 will continue to be priced conservatively; and in this low interest rate environment the majority of new investments will be kept short term in anticipation of rising rates.

NET INTEREST INCOME

Net interest income increased to $1.8 million for the three months ended March 31, 2004 compared to $1.6 million for the same period in 2003.

The following table reflects the components of net interest income for each of the three months ended March 31, 2004 and 2003 .

           ANALYSIS OF AVERAGE ASSETS, LIABILITIES AND CAPITAL EQUITY
                                       AND
                  NET INTEREST INCOME ON A TAX EQUIVALENT BASIS

AVERAGE BALANCE SHEET AND RATE ANALYSIS
(Dollars in Thousands)

                                                                      Three Months Ended March 31, 2004 and 2003
                                                                        Interest  Average             Interest   Average
                                                             Average    Income /  Yield /  Average    Income /   Yield /
                                                             Balance    Expense    Rate    Balance    Expense     Rate
                                                             -------    --------  -------  -------    -------    --------
                                                               (1)        (2)                (1)        (2)
ASSETS:
Interest-bearing deposits with other financial institutions  $  4,203   $     10     .95%  $  5,483   $     14     1.02%
Investment securities (3)                                      61,934        524    3.38%    54,539        540     4.66%
Federal funds sold                                                962          1     .42%     2,533         12     1.89%
Loans                                                         147,015      2,185    6.11%   150,025      2,378     6.40%
                                                             --------   --------           --------   --------
Total interest earning assets                                $214,114   $  2,720    5.28%  $212,580   $  2,944     5.76%
                                                             --------   --------           --------   --------
Reserve for loan losses                                        (1,390)                       (1,324)
Cash and due from banks                                         5,636                         5,483
Other assets                                                   11,743                        11,099
                                                             --------                      --------
Total assets                                                 $230,103                      $227,838
                                                             --------                      --------
LIABILITIES AND CAPITAL:
Interest bearing deposits                                    $154,607   $    672    1.74%  $157,177   $  1,017     2.59%
Short-term borrowings                                          18,898         69    1.46%    16,250         81     1.98%
Long-term borrowings                                           11,334        170    6.00%    11,345        167     5.89%
                                                             --------   --------           --------   --------
Total interest-bearing liabilities                           $184,839   $    911    1.97%  $184,772   $  1,265     2.74%
                                                             --------                      --------
Demand deposits                                              $ 16,210                      $ 14,745
Other liabilities                                               1,222                         1,382
Stockholders' equity                                           27,832                        26,939
                                                             --------                      --------
Total liabilities and capital                                $230,103                      $227,838
                                                             --------                      --------
NET INTEREST INCOME /
  NET INTEREST MARGIN (4)                                               $  1,809    3.38%             $  1,679     3.16%
TAX EQUIVALENT NET INTEREST INCOME /
  NET INTEREST MARGIN (5)                                               $  1,913    3.57%             $  1,797     3.38%

(1) Average volume information was computed using daily averages.
(2) Interest on loans includes fee income.
(3) Yield on tax-exempt obligations has been computed on a tax-equivalent basis.
(4) Net interest margin is computed by dividing net interest income by total interest earning assets.
(5) Interest and yield are presented on a tax-equivalent basis using 34 percent for 2004 and 2003.

The following table demonstrates the relative impact on net interest income of changes in volume of interest earnings assets and interest bearing liabilities and changes in rates earned and paid by us on such assets and liabilities.

             CHANGE IN NET INTEREST INCOME ON A TAX EQUIVALENT BASIS

                                                                           Three Months Ended March 31, 2004
                                                                                  Compared with 2003
                                                                                Increase (Decrease) (2)
                                                                Volume                  Rate                 Total
                                                                ------                  ----                 -----
                                                                                  (In thousands)
Interest income:
      Loans (1)                                                 (193)                 (435)                   (628)
      Investments (1)                                            345                  (698)                   (353)
        Federal  funds sold and other short-term investments     (43)                  (41)                    (84)

Interest expense:
      Deposits                                                   (67)               (1,336)                 (1,403)
      Short-term borrowings                                       52                   (85)                    (33)
      Long term debt                                              (1)                   12                      11

(1) Interest income is adjusted to a tax equivalent basis using a 34 percent tax rate.

(2) Variances resulting from a combination of changes in volume and rates are allocated to the categories in proportion to the absolute dollar amounts of the change in each category.

The outstanding balance of loans at March 31, 2004 was $146.4 million compared to $147.6 million at December 31, 2003.

Income from investment securities declined $16 thousand at $524 thousand for the three months ended March 31, 2004 compared to $540 thousand at March 31, 2003. The average balance of investment securities for the three months ended March 31, 2004 increased 13.6 percent to $61.9 million, compared to the $54.5 million for the same period of 2003.

Total interest expense decreased $354 thousand or 28.0 percent for the first three months of 2004 as compared to the first three months of 2003. The average yield on interest earning assets decreased from 5.76 percent to 5.28 percent through March 2004 and 2003, respectively.

NON-INTEREST INCOME

The following table presents the components of non-interest income for the three months ended March 31, 2004 and 2003:

                                                             Three Months Ended
                                                                  March 31,
                                                               (In thousands)
                                                               --------------
                                                          2004               2003
                                                          ----               ----
Service charges and fees                                  $167               $183
Trust Department income                                     34                 36
Investment securities gain - net                             0                  0
Gain on sale of loans                                        3                 14
Gain on sale of Other Real Estate Owned                      3                 12
Gain on Cash Surrender Value of BOLI                        71                 54
Third party brokerage income                                23                 19
Other                                                       20                  8
                                                          ----               ----
            Total                                         $321               $326
                                                          ----               ----

Non-interest income continues to represent a considerable source of our income. We are committed to increasing non-interest income. Increases will be from our existing sources of non-interest income and any new opportunities that may develop. For the three months ended March 31, 2004, total non-interest income decreased $5 thousand to $321 thousand or 1.5 percent, compared to $326 thousand for the three month period ended March 31, 2003. Service charges and fees decreased $16 thousand from $183 thousand at March 31, 2003 to $167 thousand or
8.7 percent at March 31, 2004. Trust Department income decreased from $36 thousand at March 31, 2003 to $34 thousand or 5.6 percent at March 31, 2004. Third party brokerage income reflected a $4 thousand increase or 21.1 percent comparing March 31, 2003 to March 31, 2004. We began selling fixed rate mortgages during 2003 and the increase in income derived from these sales were $3 thousand through March 31, 2004 compared to $14 thousand through March 31, 2003. The loans are being serviced by CCFNB and the bank retains some credit risk. Investment in Bank Owned Life Insurance is reflected in the March 31, 2004 balance sheet and income statement. Other non-interest income increased $12 thousand from $8 thousand at March 31, 2003 to $20 thousand at March 31, 2004. This increase was attributable mainly to an increase in fees and surcharge on ATM transactions and fees from servicing MPF mortgage loans.

NON-INTEREST EXPENSE

The following table presents the components of non-interest expense for the three months ended March 31, 2003 and 2004:

                                                    Three Months Ended
                                                         March 31,
                                                   2004                2003
                                                   ----                ----
                                                  (Dollars in Thousands)
Salaries and  wages                              $  571             $  525
Employee benefits                                   204                186
Net occupancy expense                               105                103
Furniture and equipment expense                     107                118
State shares tax                                     73                 69
Other expense                                       385                315
                                                 ------             ------
            Total                                $1,445             $1,316
                                                 ------             ------

Non-interest expense increased from $1.3 million at March 31, 2003 to $1.4 million at March 31, 2004.

Generally, non-interest expense accounts for the cost of maintaining facilities; providing salaries and benefits to employees; and paying for insurance, supplies, advertising, data processing services, taxes and other related expenses. Some of the costs and expenses are variable while others are fixed. To the extent possible, we utilize budgets and related measures to control variable expenses.

Salaries increased 8.8 percent at March 31, 2004 compared to March 31, 2003. A
9.7 percent increase was reflected in employee benefits from $186 thousand at March 31, 2003 to $204 thousand at March 31, 2004.

Occupancy expense increased 1.9 percent. Furniture and equipment expense reflects an $11 thousand or 9.3 percent decrease for the first three months of 2004 compared to the first three months of 2003. New computer hardware is replacing fully depreciated hardware and recognition of depreciation on this new equipment will have the effect of increased expense beginning the second quarter of 2004.

Pennsylvania Bank Shares Tax increased 5.8 percent from $69 thousand at March 31, 2003 compared to $73 thousand at March 31, 2004.

Other expenses increased $70 thousand or 22.2 percent from $315 thousand at March 31, 2003 to $385 thousand at March 31, 2004. The following schedule defines the increases:

EXPENSE
-------
Directors Fees                               $ 3
Officer Deferred Retirement                   20
Training                                       4
Donations                                      4
Supplies                                       5
Miscellaneous Expense                          5
Data Processing Expense                        3
ATM Expense                                    6
Advertising                                    4
Deferred Costs                                16
                                             ---
TOTAL                                        $70
                                             ---

INCOME TAXES

Income tax expense as a percentage of pre-tax income was 19.8 percent for the three months ended March 31, 2004 compared with 20.7 percent for the same period in 2003. The effective tax rate for 2004 remains at 34 percent.

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

We use a simulation model to analyze net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on various interest rate scenarios over a 12 and 24 month period. The model is based on the actual maturity and repricing characteristics of rate sensitive assets and liabilities. The model incorporates assumptions regarding the impact of changing interest rates on the prepayment rates of certain assets and liabilities. In the current interest rate environment, our net interest income is not expected to change materially.

LIQUIDITY

Liquidity measures the ability to satisfy current and future cash flow needs as they become due. Maintaining a level of liquid funds through asset / liability management seeks to ensure that these needs are met at a reasonable cost. On the asset side, liquid funds are maintained in the form of cash and due from banks, federal funds sold, investment securities maturing within one year, and security and loan payments. Liquid assets amounted to $112.8 million and $118.5 million at March 31, 2004 and December 31, 2003, respectively. This represents 52.7 percent and 54.9 percent of earning assets, and 49.6 percent and 50.9 percent of total assets at March 31, 2004 and December 31, 2003, respectively.

On the liability side, the primary source of funds available to meet liquidity needs is our core deposit base, which generally excludes certificates of deposit over $100 thousand . Core deposits averaged approximately $142.5 million for the three months ended March 31, 2004 and $143.9 million for the year ended December 31, 2003, representing 66.6 percent and 66.7 percent of average earning assets. Short-term and long-term borrowings through repurchase agreements, Federal Home Loan Bank advances and large dollar certificates of deposit, generally those over $100 thousand, are used as supplemental funding sources. Additional liquidity is derived from scheduled loan and investment payments of principal and interest, as well as prepayments received.

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

As of March 31, 2004, we had $61.1 million of securities available for sale recorded at their fair value, compared with $62.8 million at December 31, 2003. As of March 31, 2004, the investment securities available for sale had an unrealized gain of $478 thousand, net of deferred taxes, compared with an unrealized gain of $376 thousand, net of deferred taxes, at December 31, 2003. These securities are not considered trading account securities which may be sold on a continuous basis, but rather are securities which may be sold to meet our various liquidity and interest rate requirements.

      In accordance with disclosures required by EITF NO. 03-1, the summary below shows the gross unrealized losses and fair value, aggregated by investment category that individual securities have been in a continuous unrealized loss position for less than or more than 12 months as of March 31, 2004:

Description of Security          Less than 12 months      12 months or more               Total
-----------------------          -------------------      -----------------               -----
                               Fair Value  Unrealized  Fair Value  Unrealized   Fair Value   Unrealized
                                             Loss                    Loss                       Loss
Obligations of U.S.
Government Corporations
and Agencies

Mortgage backed               $10,322,762    $75,511   $2,900,178    $24,980    $13,222,940      $100,491
Other                                   0          0            0          0              0             0
Marketable Equity Securities       50,601      3,673       31,721     11,957         82,322        15,630

TOTAL                         $10,373,363    $79,184   $2,931,899    $36,937    $13,305,262      $116,121

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

Non-Performing Assets

Shown below is a summary of past due and non-accrual loans:

                                                        (Dollars in thousands)
                                                   March 31, 2004    December 31, 2003
Past due and non-accrual:
            Days 30 - 89                              $  720              $  585
            Days 90 plus                                 119                 269
            Non-accrual                                1,503               1,852
                                                      ------              ------
  Total                                               $2,342              $2,706

Past due and non-accrual loans decreased 17.4 percent from 2.7 million at December 31, 2003 to 2.3 million at March 31, 2004. The loan delinquency expressed as a ratio to total loans was 1.6 percent at March 31, 2004 and 1.8 percent at December 31, 2003.

The provision for loan losses for the first quarter of 2004 and 2003 was $50 thousand. We plan on decreasing the provision during the second quarter of 2004 to $30 thousand. Management is diligent in its efforts to reduce these delinquencies and has increased monitoring and review of current loans to foresee future delinquency occurrences and react to them quickly.

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

The following analysis provides a schedule of loan maturities / interest rate sensitivities. This schedule presents a repricing and maturity analysis as required by the FFIEC:

                                                                                       (Dollars in
                                                                                        Thousands)
                  MATURITY AND REPRICING DATA FOR LOANS AND LEASES                    March 31, 2004
                                                                                      --------------
Closed-end loans secured by first liens and 1-4 family residential properties with a remaining maturity or repricing frequency of:
         (1) Three months or less                                                        $  2,800
         (2) Over three months through 12 months                                           13,309
         (3) Over one year through three years                                             27,307
         (4) Over three years through five years                                            2,809
         (5) Over five years through 15 years                                              21,281
         (6) Over 15 years                                                                    356
All loans and leases other than closed-end loans secured by first liens on 1-4 family residential properties with a remaining maturity or repricing frequency of:
         (1) Three months or less                                                          26,340
         (2) Over three months through 12 months                                           13,847
         (3) Over one year through three years                                             15,749
         (4) Over three years through five years                                            8,903
         (5) Over five years through 15 years                                              11,834
         (6) Over 15 years                                                                    415
                                                                                         --------
                  Sub-total                                                              $144,950
Add: Non-accrual loans not included above                                                   1,503
Less: Unearned income                                                                         (53)
                                                                                         --------
                  Total Loans and Leases                                                 $146,400

ALLOWANCE FOR LOAN LOSSES

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

Management and the Board of Directors review the adequacy of the reserve on a quarterly basis and adjustments, if needed, are made accordingly.

                                                                           For the Three Months
                                                                             Ending March 31,
                          Amounts in thousands                              2004          2003
                          --------------------                            ---------     ---------
Average loans outstanding:                                                $ 147,015     $ 150,025
                                                                          ---------     ---------
Total loans at end of period                                                146,400       149,066
                                                                          ---------     ---------

Balance at beginning of period                                                1,415         1,298
          Total charge-offs                                                    (116)          (19)
          Total recoveries                                                       16            21
                                                                          ---------     ---------
          Net charge-offs                                                      (100)            2
          Provision for loan losses                                              50            50
                                                                          ---------     ---------
 Balance at end of period                                                 $   1,365     $   1,350
                                                                          ---------     ---------

Net charge-offs as a percent of average loans outstanding during period         .01%          .01%
Allowance for loan losses as a percent of total loans                           .96%          .91%

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

We exceed all minimum capital requirements as reflected in the following table:

                                                       March 31, 2004       December 31, 2003
                                                    --------------------  --------------------
                                                                Minimum                 Minimum
                                                    Calculated  Standard  Calculated   Standard
                                                      Ratios     Ratios     Ratios      Ratios
                                                    ----------  --------  ----------   --------
Risk Based Ratios:
Tier I Capital to risk-weighted assets                18.27%     4.00%      18.53%       4.00%
Total Qualifying Capital to risk-weighted assets      19.24%     8.00%      19.46%       8.00%

Additionally, certain other ratios also provide capital analysis as follows:

                                   March 31,   December 31,
                                     2004          2003
                                   ---------   ------------
Tier I Capital to average assets     12.05%      11.77%

We believe that the bank's current capital position and liquidity positions are strong and that its capital position is adequate to support its operations.

Book value per share amounted to $22.02 at March 31, 2004, compared with $21.63 per share at December 31, 2003.

Cash dividends declared amounted to $.17 per share, for the three months ended March 31, 2004, equivalent to a dividend payout ratio of 42.63 percent, compared with 40.63 percent for the same period in 2003. Our Board of Directors continues to believe that cash dividends are an important component of shareholder value and that, at the bank's current level of performance and capital, we expect to continue our current dividend policy of a quarterly cash distribution of earnings to our shareholders.

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

Item 5. Other Information - Nothing to report

Item 6. Exhibits and Reports on Form 8-K - Nothing to report.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CCFNB BANCORP, INC.
                                           (Registrant)

                                        By /s/ Lance O. Diehl
                                           -------------------------------------
                                           Lance O. Diehl
                                           President and CEO

                                        Date: May 10, 2004

                                        By /s/ Virginia D. Kocher
                                           -------------------------------------
                                           Virginia D. Kocher
                                           Treasurer

                                        Date: May 10, 2004

                                  EXHIBIT 31.1

                               CCFNB BANCORP, INC.

                          CEO CERTIFICATION PURSUANT TO
                               SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002

I, Lance O. Diehl, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of CCFNB Bancorp, Inc.

      2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

      3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d - 15 (e) and internal control over financial reporting (as defined in Exchange act Rules 13a-15(f) and 15d-15(f) for the registrant and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles:

      (c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

      (d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting,

Date: May 10, 2004

                                         /s/  Lance O. Diehl
                                         -------------------------
                                         Lance O. Diehl
                                         Chief Executive Officer

                                  EXHIBIT 31.2

                               CCFNB BANCORP, INC.

                          CEO CERTIFICATION PURSUANT TO
                               SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002

I, Virginia D. Kocher, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of CCFNB Bancorp, Inc.

      2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

      3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d - 15 (e) and internal control over financial reporting (as defined in Exchange act Rules 13a-15(f) and 15d-15(f) for the registrant and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles:

      (c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

      (d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

      (c) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

      (d) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting,

Date: May 10, 2004

                                         /s/ Virginia D. Kocher
                                         ------------------------------
                                         Virginia D. Kocher
                                         Principal Financial Officer

                               CCFNB BANCORP, INC.

                          CEO CERTIFICATION PURSUANT TO
                             18 U.S.C. Section 1350,
                             AS ADOPTED PURSUANT TO

                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

      In connection with the Quarterly Report of CCFNB Bancorp, Inc. (the "Company") on Form 10-Q for the quarter-ended March 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Lance
O. Diehl, Chief Executive Officer of the Company, and

      I ,Virginia D. Kocher, the Principal Financial Officer of the company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

      1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      2. The information contained in the Report fairly represents, in all material respects, the financial condition and result of operations of the Company.

Date: May 10, 2004

                                        /s/ Lance O. Diehl
                                        -------------------------------
                                        Lance O. Diehl
                                        Chief Executive Officer

Date: May 10, 2004

                                        /s/ Virginia D. Kocher
                                        -------------------------------
                                        Virginia D. Kocher
                                        Principal Financial Officer