Form 10-Q
period 2004-06-30
CCFNB BANCORP INC
filed 2004-08-11
CIK 731122

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirings for the past 90 days. Yes [X] No [ ]

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 1,274,238 shares of $1.25
(par) common stock were outstanding as of July 22, 2004.

CCFNB BANCORP, INC. AND SUBSIDIARY
INDEX 10-Q
JUNE 30, 2004

PART I   - FINANCIAL INFORMATION:

         - Consolidated Balance Sheets                                              1

         - Consolidated Statements of Income                                        2

         - Consolidated Statements of Cash Flows                                    3

         - Notes to Consolidated Financial Statements                             4 - 13

         - Report of Independent Registered Public Accounting Firm                  14

         - Management's Discussion and Analysis of Consolidated Financial
           Condition and Results of Operations                                   15 - 21

         - Controls and Procedures                                                  22

PART II  - OTHER INFORMATION                                                        23

SIGNATURES                                                                       24 - 27

CCFNB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

                                                                                   Unaudited
                                                                                     June       December
                                                                                   30, 2004     31, 2003
                                                                                   --------     --------
ASSETS
Cash and due from banks                                                            $   5,357    $  6,359
Interest-bearing deposits with other banks                                               747       5,480
Federal funds sold                                                                     1,125         523
Investment securities available-for-sale                                              63,367      62,775
Loans, net of unearned income                                                        148,198     147,630
Allowance for loan losses                                                              1,397       1,415
                                                                                   ---------    --------
       Net loans                                                                     146,801     146,215
Premises and equipment, net                                                            4,440       4,282
Other real estate owned                                                                   36          36
Cash surrender value of bank-owned life insurance                                      6,062       5,908
Accrued interest receivable                                                              831         811
Other assets                                                                           1,051         525
                                                                                   ---------    --------
             TOTAL ASSETS                                                          $ 229,817    $232,914
                                                                                   =========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits:
       Non-interest bearing                                                        $  17,802    $ 17,313
       Interest bearing                                                              155,436     154,473
                                                                                   ---------    --------
             Total Deposits                                                          173,238     171,786
Short-term borrowings                                                                 16,425      20,990
Long-term borrowings                                                                  11,330      11,335
Accrued interest and other expenses                                                    1,179       1,187
Other liabilities                                                                         27          13
                                                                                   ---------    --------
             TOTAL LIABILITIES                                                       202,199     205,311
                                                                                   =========    ========

STOCKHOLDERS' EQUITY
Common stock, par value $1.25 per share; authorized 5,000,000 shares; issued and
       outstanding 1,276,238 shares in 2004 and 1,276,445 shares in 2003               1,595       1,595
Surplus                                                                                3,628       3,635
Retained earnings                                                                     22,594      21,997
Accumulated other comprehensive income (loss)                                           (199)        376
                                                                                   ---------    --------
             TOTAL STOCKHOLDERS' EQUITY                                               27,618      27,603
                                                                                   ---------    --------
             TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $ 229,817    $232,914
                                                                                   =========    ========

See accompanying notes to Consolidated Financial Statements.

CCFNB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS EXCEPT PER SHARE DATA)
UNAUDITED

                                                          For the Six             For the Three
                                                         Months Ending            Months Ending
                                                            June 30,                  June 30,
                                                   -----------------------   -----------------------
                                                      2004         2003         2004         2003
                                                      ----         ----         ----         ----
INTEREST INCOME
Interest and fees on loans:
       Taxable                                     $    4,156   $    4,624   $    2,045   $    2,291
       Tax-exempt                                         163           93           89           48
Interest and dividends on investment securities:
       Taxable interest                                   752          609          373          269
       Tax-exempt interest                                240          340          113          156
       Dividends                                           26           28            8           12
Federal funds sold                                          4           29            3           17
Deposits in other banks                                    22           33           12           19
                                                   ----------   ----------   ----------   ----------
             TOTAL INTEREST INCOME                      5,363        5,756        2,643        2,812
                                                   ==========   ==========   ==========   ==========

INTEREST EXPENSE
Deposits                                                1,337        1,908          665          891
Short-term borrowings                                     130          144           61           64
Long-term borrowings                                      339          337          169          169
                                                   ----------   ----------   ----------   ----------
             TOTAL INTEREST EXPENSE                     1,806        2,389          895        1,124
                                                   ==========   ==========   ==========   ==========

Net interest income                                     3,557        3,367        1,748        1,688
Provision for loan losses                                  80          100           30           50
                                                   ----------   ----------   ----------   ----------
             NET INTEREST INCOME AFTER PROVISION
             FOR LOAN LOSSES                            3,477        3,267        1,718        1,638
                                                   ----------   ----------   ----------   ----------
NON-INTEREST INCOME
Service charges and fees                                  369          341          202          158
Trust department income                                    75           63           41           27
Bank-owned life insurance income                          128          110           57           56
Other income                                              152          203          103          150
                                                   ----------   ----------   ----------   ----------
             TOTAL NON-INTEREST INCOME                    724          717          403          391
                                                   ==========   ==========   ==========   ==========
NON-INTEREST EXPENSES
Salaries and wages                                      1,139        1,085          568          560
Pensions and other employee benefits                      400          374          196          193
Occupancy expense, net                                    201          192           96           89
Furniture and equipment expense                           235          233          128          115
Other operating expenses                                  928          800          470          411
                                                   ----------   ----------   ----------   ----------
             TOTAL NON-INTEREST EXPENSES                2,903        2,684        1,458        1,368
                                                   ==========   ==========   ==========   ==========

Income before income taxes                              1,298        1,300          663          661
Income tax expense                                        267          274          141          142
                                                   ----------   ----------   ----------   ----------
             NET INCOME                            $    1,031   $    1,026   $      522   $      519
                                                   ----------   ----------   ----------   ----------

PER SHARE DATA
Net income                                         $     0.81   $     0.80   $     0.41   $     0.40
Cash dividends                                     $     0.34   $     0.32   $     0.17   $     0.16
Weighted average shares outstanding                 1,277,196    1,287,214    1,277,196    1,287,214

See accompanying notes to Consolidated Financial Statements.

CCFNB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
UNAUDITED

                                                                                             For the Six
                                                                                            Months Ending
                                                                                              June 30,
                                                                                        ---------------------
                                                                                          2004        2003
                                                                                          ----        ----
OPERATING ACTIVITIES
Net income                                                                              $  1,031    $  1,026
Adjustments to reconcile net income to net cash provided by operating activities:
        Provision for loan losses                                                             80         100
        Depreciation and amortization                                                        183         194
        Premium amortization on investment securities                                        150         267
        Discount accretion on investment securities                                          (18)        (18)
        Deferred income taxes (benefit)                                                        -         (41)
        (Gain) on sale of mortgage loans                                                      (9)       (106)
        Proceeds from sale of mortgage loans                                                 925       3,867
        Originations of mortgage loans for resale                                           (916)     (3,761)
        (Gain) on sale of other real estate owned                                              -         (12)
        Loss from investment in insurance agency                                               -           1
        Increase in accrued interest receivable and other assets                            (244)       (112)
        Net increase in cash surrender value of bank-owned life insurance                   (154)       (124)
        Increase (decrease) in accrued interest, other expenses and other liabilities          6        (216)
                                                                                        --------    --------
                 NET CASH PROVIDED BY OPERATING ACTIVITIES                                 1,034       1,065
                                                                                        --------    --------

INVESTING ACTIVITIES
Purchase of investment securities Available-for-Sale                                     (16,063)    (29,129)
Proceeds from sales, maturities and redemptions of investment
   securities Available-for-Sale                                                          14,462      24,902
Net (increase) decrease in loans                                                            (666)      3,054
Purchases of premises and equipment                                                         (341)       (157)
Proceeds from sale of other real estate owned                                                 --          37
Purchase of bank-owned life insurance policies                                                --      (2,000)
                                                                                        --------    --------
                 NET CASH (USED IN) INVESTING ACTIVITIES                                  (2,608)     (3,293)
                                                                                        --------    --------

FINANCING ACTIVITIES
Net increase in deposits                                                                   1,452       3,384
Net decrease in short-term borrowings                                                     (4,565)     (1,598)
Net decrease in long-term borrowings                                                          (5)         (6)
Acquisition of treasury stock                                                               (114)       (388)
Proceeds from issuance of common stock                                                       107          96
Cash dividends paid                                                                         (434)       (411)
                                                                                        --------    --------
                 NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                      (3,559)      1,077
                                                                                        --------    --------

                 (DECREASE) IN CASH AND CASH EQUIVALENTS                                  (5,133)     (1,151)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                          12,362      16,020
                                                                                        --------    --------
                 CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $  7,229    $ 14,869
                                                                                        --------    --------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
        Interest                                                                        $  1,832    $  2,490
        Income taxes                                                                    $    236    $    282

See accompanying notes to Consolidated Financial Statements.

CCFNB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2004

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

DERIVATIVES

The Bank has outstanding loan commitments that relate to the origination of mortgage loans that will be held for resale. Pursuant to Statement of Financial Accounting Standards (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", and SFAS No. 149 "Amendments to SFAS 133 on Derivative Instruments and Hedging Activities" and the guidance contained in the Derivatives Implementation Group Statement 133 Implementation Issue No. C 13, the Bank has accounted for such loan commitments as derivative instruments. The outstanding loan commitments in this category did not give rise to any losses for the period ended June 30, 2004 and the year ended December 31, 2003, as the fair market value of each outstanding loan commitment exceeded the Bank's cost basis in each loan commitment.

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

INVESTMENT IN INSURANCE AGENCY

On January 2, 2001, the Corporation acquired a 50% interest in a local insurance agency, a corporation organized under the laws of the Commonwealth of Pennsylvania. The income or loss from this investment is accounted for under the equity method of accounting. The carrying value of this investment as of June 30, 2004 and December 31, 2003 was $170,187 and $170,296, respectively, and is carried in other assets in the accompanying consolidated balance sheets.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". This Interpretation expands the disclosures to be made by a guarantor about its obligations under certain guarantees and requires the guarantor to recognize a liability in its financial statements for the obligation assumed under a guarantee. In general, FIN 45 applies to contracts of indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying agreement that is related to an asset, liability, or equity security of the guaranteed party. Certain guarantee contracts are excluded from both the disclosure and recognition requirements of this Interpretation, while other guarantees are subject to just the disclosure requirements of FIN 45 but not to the recognition provisions. The disclosure requirements of FIN 45 were effective for the Corporation as of December 31, 2002 and require disclosure of the nature of the guarantee, the maximum potential amount of future payments the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor's obligations under the guarantee. The recognition requirements of FIN 45 are applied prospectively to guarantees issued or modified after December 31, 2002. This standard did not have any impact on the Corporation's consolidated financial condition or results of operations.

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

In December 2003, the Emerging Issues Task Force (EITF) issued No. 03-01 "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments" is generally effective for fiscal years ending after December 15, 2003, and addresses how to define an "other-than-temporary impairment" as well as its application to investments classified as either "Available-for-Sale" and "Held-to-Maturity" under SFAS 115. The EITF requires disclosure of securities in a continuous unrealized loss position to be stratified based on length of time those securities were carried in such a position (less than 12 months, and 12 months or more). Additional information is required to be disclosed annually to include the nature of the investment, the cause of the decline in value and the evidence considered in reaching the conclusion that the investment is not other than temporarily impaired. The disclosure is required for fiscal years ending after December 15, 2003. Comparative information for earlier periods is not required.

ADVERTISING COSTS

It is the Corporation's policy to expense advertising costs in the period in which they are incurred. Advertising expense for the periods ended June 30, 2004 and June 30, 2003, were approximately $37,417 and $29,746, respectively.

RECLASSIFICATION

Certain amounts in the consolidated financial statements of the prior years have been reclassified to conform with presentation used in the 2004 consolidated financial statements. Such reclassifications had no effect on the Corporation's consolidated financial condition or net income.

NOTE 2 - ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses for the periods ended June 30, 2004 and June 30, 2003 were as follows:

                                (Amounts in Thousands)
                                    2004       2003
                                  -------    -------
Balance, beginning of year        $ 1,415    $ 1,298
Provision charged to operations        80        100
Loans charged-off                    (118)       (36)
Recoveries                             20         32
                                  -------    -------
Balance, June 30                  $ 1,397    $ 1,394
                                  =======    =======

At June 30, 2004 the recorded investment in loans that are considered to be impaired as defined by SFAS No. 114 was $98,801. No additional charge to operations was required to provide for the impaired loans since the total allowance for loan losses is estimated by management to be adequate to provide for the loan loss allowance required by SFAS No. 114 along with any other potential losses.

At June 30, 2004, there were no significant commitments to lend additional funds with respect to non-accrual and restructured loans.

Non-accrual loans at June 30, 2004 and December 31, 2003 were $1,483,070 and $1,851,686, respectively.

Loans past due 90 days or more and still accruing interest amounted to $43,000 at June 30, 2004.

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

NOTE 5 - DEFERRED COMPENSATION PLANS

The Bank has entered into certain non-qualified deferred compensation agreements with certain executive officers and directors. Expense related to these non-qualified deferred compensation plans amounted to $39,855 and $16,259 for June 30, 2004 and June 30, 2003, respectively.

There were no substantial changes in other plans as disclosed in the 2003 Annual Report.

NOTE 6 - STOCKHOLDERS' EQUITY

Changes in stockholders' equity for the period ended June 30, 2004 were as follows:

                                                             (Amounts in Thousands, Except Common Share Data)
                                                              ----------------------------------------------
                                                                                       Accumulated
                                                                                          Other
                                                                                      Comprehensive
                                         Common      Common            Comprehensive     Retained     Income   Treasury
                                         Shares      Stock     Surplus     Income        Earnings     (Loss)     Stock    Total
                                       ---------    -------    ------- -------------     --------     ------   --------  ---------
Balance at January 1, 2004             1,276,445    $ 1,595    $ 3,635                   $ 21,997     $  376   $     -   $ 27,603
Comprehensive Income:
    Net income                                                            $  1,031          1,031                           1,031

    Change in unrealized gain (loss)
        on investment securities
        available-for-sale net of
        reclassification adjustment
        and tax effects                                                       (575)                     (575)                (575)
                                                                          --------
                  TOTAL COMPREHENSIVE
                               INCOME                                     $    456
                                                                          ========

Issuance of 2,263 shares of
   common stock under dividend
   reinvestment and stock
   purchase plans                          3,793          5        102                          -          -         -        107
Purchase of 4,000 shares of
   treasury stock                              -          -          -                          -          -      (114)      (114)
Retirement of 4,000 shares of
   treasury stock                         (4,000)        (5)      (109)                         -          -       114          -
Cash dividends $.34 per share                  -          -          -                       (434)         -         -       (434)
                                       ---------    -------    -------                   --------     ------   -------   --------
Balance at June 30, 2004               1,276,238    $ 1,595    $ 3,628                   $ 22,594     $ (199)  $     -   $ 27,618
                                       ---------    -------    -------                   --------     ------   -------   --------

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

The Corporation may require collateral or other security to support financial instruments with off-balance sheet credit risk. The contract or notional amounts at June 30, 2004 and December 31, 2003 were as follows:

                                                                     (Amounts in Thousands)
                                                                     ----------------------
                                                                        June      December
                                                                      30, 2004    31, 2003
                                                                      --------    --------
Financial instruments whose contract amounts represent credit risk:
       Commitments to extend credit                                   $16,442     $13,106
       Financial standby letters of credit                              1,634       1,813
       Performance standby letters of credit                              873         843
       Dealer floor plans                                               2,534       1,412

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

The Corporation granted commercial, consumer and residential loans to customers within Pennsylvania. Of the total loan portfolio at June 30, 2004, 80.70% was for real estate loans, principally residential. It was the opinion of management that the high concentration did not pose an adverse credit risk. Further, it was management's opinion that the remainder of the loan portfolio was balanced and diversified to the extent necessary to avoid any significant concentration of credit.

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

The results of operations for the six-month period ended June 30, 2004, are not necessarily indicative of the results to be expected for the full year.

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

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of CCFNB Bancorp, Inc.:

We have reviewed the accompanying consolidated balance sheet of CCFNB Bancorp, Inc. and Subsidiary as of June 30, 2004, and the related consolidated statements of income and cash flows for the three and six-month periods ended June 30, 2004 and 2003. These consolidated interim financial statements are the responsibility of the management of CCFNB Bancorp, Inc. and Subsidiary.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of CCFNB Bancorp, Inc. and Subsidiary as of December 31, 2003, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 13, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                                   /s/ J. H. Williams & Co., LLP
                                                   -----------------------------
J.H. Williams & Co., LLP
Kingston, Pennsylvania
July 15, 2004

                              CCFNB BANCORP, INC.
                                   FORM 10-Q
                        FOR THE QUARTER ENDED JUNE 2004

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Consolidated Summary of Operations
(Dollars in Thousands, except for per share data)

                                              At and For the Six Months
                                                   Ended June 30,                          At and For the Years Ended December 31,
                                              -------------------------                    ---------------------------------------
                                                 2004            2003          2003          2002          2001          2000
                                                 ----            ----          ----          ----          ----          ----
Income and Expense:

     Interest income                          $     5,363     $    5,756    $   11,221    $   12,780    $   13,720    $   13,552
     Interest expense                               1,806          2,389         4,366         5,741         6,924         6,859
                                              -----------     ----------    ----------    ----------    ----------    ----------
     Net interest income                            3,557          3,367         6,855         7,039         6,796         6,693
     Loan loss provision                               80            100           200           309           163            54
                                              -----------     ----------    ----------    ----------    ----------    ----------
     Net interest income after loan loss

       Provision                                    3,477          3,267         6,655         6,730         6,633         6,639
     Non-interest income                              724            717         1,508         1,210         1,149         1,053
     Non-interest expense                           2,903          2,684         5,409         5,479         5,104         4,967
                                              -----------     ----------    ----------    ----------    ----------    ----------
     Income before income taxes                     1,298          1,300         2,754         2,461         2,678         2,725
     Income taxes                                     267            274           591           539           621           671
                                              -----------     ----------    ----------    ----------    ----------    ----------
     Net income                               $     1,031     $    1,026    $    2,163    $    1,922    $    2,057    $    2,054
                                              ===========     ==========    ==========    ==========    ==========    ==========
Per Share: (1)

     Net income                               $       .81     $      .80    $     1.69    $     1.47    $     1.54    $     1.51
     Cash dividends paid                              .34            .32           .66           .63           .59           .56
     Average shares outstanding                 1,277,196      1,287,214     1,281,265     1,309,084     1,338,007     1,355,624
Average Balance Sheet:

     Loans                                    $   147,299     $  149,809    $  149,485    $  147,545    $  139,219    $  134,325
     Investments                                   62,230         55,471        58,152        54,197        50,593        47,003
     Other interest earning assets                  3,100          9,338         8,036         5,309         6,569           219
     Total assets                                 228,555        229,919       230,975       223,476       208,630       196,727
     Deposits                                     171,542        173,820       171,956       150,883       149,601       139,774
     Other interest-bearing liabilities            27,948         27,819        30,473        29,356        31,629        31,203
     Stockholders' equity                          27,840         26,919        27,223        26,615        25,890        23,910
Balance Sheet Data:

     Loans                                    $   148,198     $  148,280    $  147,631    $  151,338    $  142,990    $  137,360
     Investments                                   63,367         57,415        62,775        53,528        57,121        47,311
     Other interest earning assets                  1,872          8,609         6,003        10,068          3,32         4,814
     Total assets                                 229,817        230,804       232,914       229,032       214,238       203,054
     Deposits                                     173,238        175,511       171,786       172,127       155,666       143,169
     Other interest-bearing liabilities            27,755         27,017        32,325        28,621        31,384        33,477
     Stockholders' equity                          27,618         27,104        27,603        26,840        26,042        25,050
Ratios: (2)

     Return on average assets                         .90%           .89%          .94%          .86%          .99%         1.04%
     Return on average equity                        7.41%          7.57%         7.95%         7.22%         7.90%         8.59%
     Dividend payout ratio                          45.59%         40.06%        39.02%        42.86%        38.31%        37.09%
     Average equity to average assets ratio         12.18%         11.71%        11.79%        11.77%        12.16%        12.34%

                                                 1999
                                                 ----
Income and Expense:

     Interest income                          $   12,669
     Interest expense                              6,099
                                              ----------
     Net interest income                           6,570
     Loan loss provision                              78
                                              ----------
     Net interest income after loan loss

       Provision                                   6,492
     Non-interest income                           1,050
     Non-interest expense                          4,818
                                              ----------
     Income before income taxes                    2,724
     Income taxes                                    685
                                              ----------
     Net income                               $    2,039
                                              ==========
Per Share: (1)

     Net income                               $     1.48
     Cash dividends paid                             .51
     Average shares outstanding                1,375,572
Average Balance Sheet:

     Loans                                    $  123,185
     Investments                                  49,827
     Other interest earning assets                 1,638
     Total assets                                186,597
     Deposits                                    138,963
     Other interest-bearing liabilities           23,458
     Stockholders' equity                         22,874
Balance Sheet Data:

     Loans                                    $  134,423
     Investments                                  49,104
     Other interest earning assets                 1,343
     Total assets                                196,122
     Deposits                                    138,606
     Other interest-bearing liabilities           33,224
     Stockholders' equity                         23,047
Ratios: (2)

     Return on average assets                     1.0911%
     Return on average equity                       8.91%
     Dividend payout ratio                         34.09%
     Average equity to average assets ratio        11.75%


(1) Per share data has been calculated on the weighted average number of shares outstanding.

(2) The ratios for the six month period ending June 30, 2004 and 2003 are annualized.

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

EARNINGS SUMMARY

Net income for the six months ended June 30, 2004 was $1,031,000 or $.81 per basic and diluted share. These results compare with net income of $1,026,000 or $.80 per basic and diluted share for the same period in 2003. Annualized return on average equity decreased to 7.41 percent from 7.57 percent, and annualized return on average assets increased to .90 percent for the six months ended June 30, 2004 compared to .89 percent at June 30, 2003. Net interest income continues to be the largest source of our operating income. Net interest income on a tax equivalent basis increased to $3.8 million at June 30, 2004, compared with $3.6 million for the six months ended June 30, 2003. The increase in net interest income is primarily due to the decrease in interest paid on deposits. Overall, interest earning assets yielded 5.04 percent for the quarter ended June 30, 2004 compared to 5.36 percent yield for the quarter ended June 30, 2003. Interest bearing liabilities cost CCFNB 2.58 percent for the six month period ending June 30, 2003 compared to 1.97 percent for the six month period ending June 30, 2004. The tax equivalized interest margin increased to 3.54 percent for the six months ended June 30, 2004 compared to 3.35 percent for the six months ended June 30, 2003.

Average interest earning assets decreased $2.0 million or .09 percent for the six months ended June 30, 2004 over the same period in 2003. Average loans decreased to $147.3 million for the period ending June 30, 2004 from $149.8 million for the period ending June 30, 2003, a decrease of 1.7 percent. Average investments increased $6.7 million or 12.1 percent and average federal funds sold and interest-bearing deposits with other financial institutions decreased $6.3 million or 67.0 percent for this six month period, from $9.4 million at June 30, 2003 to $3.1 million at June 30, 2004.

Average interest bearing liabilities for the six months ended June 30, 2004 decreased $2.5 million or 1.3 percent from the same period in 2003. Average short-term borrowings were $16.5 million at June 30, 2003 and $16.6 million at June 30, 2004. Average long-term debt, which includes primarily FHLB advances, was $11.3 million at June 30, 2003 and 2004. Average demand deposits increased $.4 million from 2003 balances.

The average interest rate for loans decreased 38 basis points to 5.98 percent at June 30, 2004 compared to 6.36 percent June 30, 2003. Interest-bearing deposits with other Financial Institutions interest rates increased 96 basis points to
2.40 percent from 1.44 percent at June 30, 2004 and June 30, 2003, respectively. Average rates on interest bearing deposits decreased by 70 basis points from
2.42 percent to 1.72 percent in one year. Average interest rates also decreased on total interest bearing liabilities by 61 basis points to 1.97 percent from
2.58 percent. The reason for these decreases on interest bearing liabilities was primarily attributed to the decreasing rates on most deposit liabilities. The net interest margin increased to 3.54 percent for the six months ended June 30, 2004 from 3.35 percent for the six months ended June 30, 2003. Our "asset" sensitive position places us in a position to have an increase in our net interest margin when rates rise. The cost of long-term debt averaged 5.98% for the past several years which contributed to the declining net interest margin. This long-term debt will remain a deterrent to us in the present low interest rate environment. This is due to the fact that the Federal Home Loan Bank has the option to reprice these loans at their discretion. Until interest rates would rise to make the current 5.98% average rate unattractive, this in all probability will not occur. We will continue to price conservatively.

NET INTEREST INCOME

Net interest income increased to $3.5 million for the six months ended June 30, 2004 compared to $3.3 million for the same period in 2003.

The following table reflects the components of net interest income for each of the six months ended June 30, 2004 and 2003 .

           ANALYSIS OF AVERAGE ASSETS, LIABILITIES AND CAPITAL EQUITY
                                       AND
                  NET INTEREST INCOME ON A TAX EQUIVALENT BASIS

AVERAGE BALANCE SHEET AND RATE ANALYSIS
(Dollars in Thousands)

                                                                          Six Months Ended June 30, 2004 and 2003
                                                                          Interest   Average              Interest   Average
                                                               Average    Income/    Yield/    Average     Income/    Yield/
                                                               Balance    Expense     Rate     Balance    Expense     Rate
                                                               -------    -------     ----     -------    -------     ----
                                                                 (1)        (2)                  (1)        (2)
ASSETS:
Interest-bearing deposits with other financial institutions   $   1,837    $   22     2.40%   $   4,571    $   33     1.44%
Investment securities (3)                                        62,230     1,018     3.67%      55,471       977     4.15%
Federal funds sold                                                1,263         4      .63%       4,767        29     1.22%
Loans                                                           147,299     4,319     5.98%     149,809     4,717     6.36%
                                                              ---------    ------             ---------    ------

Total interest earning assets                                 $ 212,629    $5,363     5.04%   $ 214,618    $5,756     5.36%
                                                              ---------    ------             ---------    ------
Reserve for loan losses                                          (1,381)                         (1,346)
Cash and due from banks                                           5,135                           6,107
Other assets                                                     12,172                          10,540
                                                              ---------                       ---------
Total assets                                                  $ 228,555                       $ 229,919
                                                              ---------                       ---------

LIABILITIES AND CAPITAL:
Interest bearing deposits                                     $ 155,088    $1,337     1.72%   $ 157,708    $1,908     2.42%
Short-term borrowings                                            16,616       130     1.58%      16,475       144     1.75%
Long-term borrowings                                             11,332       339     5.98%      11,344       337     5.94%
                                                              ---------    ------             ---------    ------

Total interest-bearing liabilities                            $ 183,036    $1,806     1.97%   $ 185,527    $2,389     2.58%
                                                              ---------    ------             ---------    ------
Demand deposits                                               $  16,454                       $  16,112
Other liabilities                                                 1,225                           1,361
Stockholders' equity                                             27,840                          26,919
                                                              ---------                       ---------

Total liabilities and capital                                 $ 228,555                       $ 229,919
                                                              =========                       =========

NET INTEREST INCOME /                                                      $3,557     3.35%                $3,367     3.14%
  NET INTEREST MARGIN (4)

TAX EQUIVALENT NET INTEREST INCOME /                                       $3,765     3.54%                $3,590     3.35%
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

            CHANGE IN NET INTEREST INCOME ON A TAX EQUIVALENT BASIS

                                                                    Six Months Ended June 30, 2004
                                                                         Compared with 2003
                                                                       Increase (Decrease) (2)
                                                                   Volume        Rate        Total
                                                                   ------        ----        -----
                                                                            (In thousands)
Interest income:
                Loans (1)                                          ($160)      ($  569)     ($ 729)
                Investments                                          280          (266)         14
                  Federal  funds sold and other short-term
                    investments                                      (82)          (66)
                                                                                                16

Interest expense:

                  Deposits                                         ($ 63)      ($1,104)     ($1167)
                  Short-term borrowings                                2           (28)        (26)
                  Long term debt                                      (1)            5           4


Net:                                                                $100        $  308       $ 408

(1) Interest income is adjusted to a tax equivalent basis using a 34 percent tax rate.

(2) Variances resulting from a combination of changes in volume and rates are allocated to the categories in proportion to the absolute dollar amounts of the change in each category.

Average interest earning assets at June 30, 2004 decreased by .09 percent over June 30, 2003 to $212.6 million from $214.6 million.

Average loans outstanding decreased from $149.8 million to $147.3 million or 1.7 percent for the six months ended June 30, 2004 as compared with the six months ended June 30, 2003.

The outstanding balance of loans at June 30, 2004 was $148.2 million compared to $147.6 million at December 31, 2003.

Interest income from investment securities increased $41 thousand at $1,018,000 for the six months ended June 30, 2004 compared to $977 thousand at June 30, 2003. The average balance of investment securities for the six months ended June 30, 2004 increased 12.1 percent to $62.2 million, compared to the $55.5 million for the same period of 2003.

Total interest expense decreased $583 thousand or 24.4 percent for the first six months of 2004 as compared to the first six months of 2003. The cost of interest bearing liabilities decreased on an average yield basis from 2.58 percent through June 2003 compared to 1.97 percent through June 2004. The average yield on interest earning assets decreased from 5.36 percent to 5.04 percent through June 2004 and 2003.

Average short-term borrowings increased $.1 million from $16.5 million at June 30, 2003 to $16.6 million at June 30, 2004.

Average long-term borrowings from Federal Home Loan Bank remained at 11.3 million at June 30, 2003 and June 30, 2004 respectively.

NON-INTEREST INCOME

The following table presents the components of non-interest income for the six months ended June 30, 2004 and 2003:

                                        Six Months Ended
                                            June 30,
                                         (In thousands)
                                          2004   2003
                                          ----   ----
Service charges and fees                  $369   $341
Trust Department income                     75     63
Investment securities gain - net             0      0
Gain on sale of loans                        9    106
Gain on sale of Other Real Estate Owned      0     12
Gain on Cash Surrender Value of BOLI       128    110
Third party brokerage income                51     36
Other                                       92     49
                                          ----   ----
            Total                         $724   $717
                                          ====   ====

Non-interest income continues to represent a considerable source of our income. We are committed to increasing non-interest income. Increases will be from our existing sources of non-interest income and any new opportunities that may develop. For the six months ended June 30, 2004, total non-interest income increased $7 thousand to $724 thousand or 1.0 percent, compared to $717 thousand for the six months period ended June 30, 2003. Service charges and fees increased $28 thousand from $341 thousand at June 30, 2003 to $369 thousand or
8.2 percent at June 30, 2004. Trust Department income increased from $63 thousand at June 30, 2003 to $75 thousand or 19.0 percent at June 30, 2004. Third party brokerage income increased to $51 thousand for June 30, 2004 compared to $36 thousand for June 30, 2004. We began selling fixed rate mortgages during 2003 and the gains derived from these sales were $9 thousand through June 30, 2004 compared to $106 thousand through June 30, 2003. The loans are being serviced by CCFNB and the bank retains some credit risk. Investment in Bank Owned Life Insurance is reflected in the June 30, 2004 balance sheet and income statement. Other non-interest income increased $43 thousand from $49 thousand at June 30, 2003 to $92 thousand at June 30, 2004. $24 thousand of this increase was fees associated with overdrafts; $14 thousand was the result of service fees and credit enhancements fees associated with the sale of fixed rate mortgages to FHLB, with the balance of the increase being in the interchange income received from the use of credit cards.

NON-INTEREST EXPENSE

The following table presents the components of non-interest expense for the six months ended June 30, 2003 and 2004:

                                      Six Months Ended
                                          June 30,
                                      2004        2003
                                      ----        ----
                                   (Dollars in Thousands)
Salaries and  wages                  $1,139      $1,085
Employee benefits                       400         374
Net occupancy expense                   201         192
Furniture and equipment expense         235         233
State shares tax                        139         138
Other expense                           789         662
                                     ------      ------
            Total                    $2,903      $2,684
                                     ------      ------

Non-interest expense increased to $2.9 million or 7.4 percent at June 30, 2004 compared to $2.7 million at June 30, 2003.

Generally, non-interest expense accounts for the cost of maintaining facilities; providing salaries and benefits to employees; and paying for insurance, supplies, advertising, data processing services, taxes and other related expenses. Some of the costs and expenses are variable while others are fixed. To the extent possible, we utilize budgets and related measures to control variable expenses.

Salaries increased 5.0 percent at June 30, 2004 compared to June 30, 2003. A 7.0 percent increase was reflected in employee benefits from $374 thousand at June 30, 2003 to $400 thousand at June 30, 2004. This was mainly attributable to the increased cost of health insurance.

Occupancy expense increased $9 thousand comparing $192 thousand at June 30, 2003 to $201 thousand at June 30, 2004. Furniture and equipment expense reflects a $2 thousand or .86 percent increase for the first six months of 2004 compared to the first six months of 2003.

Other expenses increased $127 thousand or 19.2 percent from $662 thousand at June 30, 2003 to $789 thousand at June 30, 2004. The four biggest components for the increase were: Officer Retirement Deferred Compensation Plan $24,000; Deferred fees $26,000 and Telephone and ATM Expense $9,000 each. The remaining increases are attributable to normal increases in many other categories offset by some decreases.

INCOME TAXES

Income tax expense as a percentage of pre-tax income was 20.6 percent for the six months ended June 30, 2004 compared with 21.1 percent for the same period in 2003. The effective tax rate for 2004 remains at 34 percent.

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

As of June 30, 2004, we had $63.4 million of securities available for sale recorded at their fair value, compared with $62.8 million at December 31, 2003. As of June 30, 2004, the investment securities available for sale had an unrealized loss of $199 thousand, net of deferred taxes, compared with an unrealized gain of $376 thousand, net of deferred taxes, at December 31, 2003. These securities are not considered trading account securities.

In accordance with disclosures required by EITF NO. 03-1, the summary below shows the gross unrealized losses and fair value, aggregated by investment category that individual securities have been in a continuous unrealized loss position for less than or more than 12 months as of June 30, 3004:

Description of Security                             Less than 12 months       12 months or more                Total
                                                  -----------------------  -----------------------   -----------------------
                                                               Unrealized               Unrealized                Unrealized
                                                   Fair Value     Loss     Fair Value      Loss       Fair Value     Loss
Obligations of U.S. Government Corporations
and Agencies
Mortgage backed                                   $20,113,994   $359,655   $7,377,150   $  153,476   $27,491,144   $513,131
Other                                              17,025,171    225,044            0            0    17,025,171    225,044
Obligations of state and political subdivisions     1,217,940     35,489            0            0     1,217,940     35,489
Marketable Equity Securities                           64,850        764       87,915       10,549       152,765     11,313
                                                  -----------   --------   ----------   ----------   -----------   --------
TOTAL                                             $38,421,955   $620,952   $7,465,065   $  164,025   $45,877,020   $784,977
                                                  ===========   ========   ==========   ==========   ===========   ========

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

NON-PERFORMING ASSETS

Shown below is a summary of past due and non-accrual loans:


                              (Dollars in thousands)
                                June 30,  December 31,
                                 2004        2003
                                 ----        ----
Past due and non-accrual:
            Days 30 - 89        $  918     $  499
            Days 90 plus            43        161
            Non-accrual          1,483      2,281
                                ------     ------
  Total                         $2,444     $2,941
                                ======     ======

Past due and non-accrual loans decreased 17.2 percent from $2.9 million at December 31, 2003 to $2.4 million at June 30, 2004. The loan delinquency expressed as a ratio to total loans was 1.62 percent at June 30, 2004 and 1.96 percent at December 31, 2003.

The provision for loan losses for 2004 decreased from $100 thousand at June 30, 2003 to $80 thousand at June 30, 2004. Management is diligent in its efforts to reduce these delinquencies and has increased monitoring and review of current loans to foresee future delinquency occurrences and react to them quickly.

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

The following analysis provides a schedule of loan maturities / interest rate sensitivities. This schedule presents a repricing and maturity analysis as required by the FFIEC:

                MATURITY AND REPRICING DATA FOR LOANS AND LEASES

                                                                                                         (Dollars in
                                                                                                          Thousands)
                                                                                                        June 30, 2004
                                                                                                        -------------
Closed-end loans secured by first liens and 1-4 family residential properties with a remaining maturity or repricing frequency of:

            (1) Three months or less                                                                      $  3,647
            (2) Over three months through 12 months                                                         12,464
            (3) Over one year through three years                                                           25,628
            (4) Over three years through five years                                                          4,849
            (5) Over five years through 15 years                                                            19,085
            (6) Over 15 years                                                                                  336
All loans and leases other than closed-end loans secured by first liens on 1-4 family residential properties with a remaining maturity or repricing frequency of:

            (1) Three months or less                                                                        27,895
            (2) Over three months through 12 months                                                         11,271
            (3) Over one year through three years                                                           16,141
            (4) Over three years through five years                                                         13,569
            (5) Over five years through 15 years                                                            11,481
            (6) Over 15 years                                                                                  399
                                                                                                          --------
                        Sub-total                                                                         $146,765
Add:        non-accrual loans not included above                                                             1,483
Less:       unearned income                                                                                     49
                                                                                                          --------

                        Total Loans and Leases                                                            $148,199

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses reflected a balance of $1.4 million or .94 percent of total loans at June 30, 2004 and 2003. The allowance is believed adequate for possible loan losses in the future.

The provision for loan losses was $80 thousand for the first six months of 2004 compared to $100 thousand for the first six months of 2003.

Because our loan portfolio and delinquencies contains a significant number of commercial loans with relatively large balances, the deterioration of one or several of these loans may result in a possible significant increase in loss of interest income, higher carrying costs, and an increase in the provision for loan losses and loan charge-offs.

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

Management and the Board of Directors review the adequacy of the reserve on a quarterly basis and adjustments, if needed, are made accordingly.

                                                                             For the Six Months
                                                                               Ending June 30,
Amounts in thousands                                                         2004          2003
--------------------                                                         ----          ----
Average loans outstanding:                                                $ 147,299     $ 149,809
                                                                          ---------     ---------
Total loans at end of period                                                148,198       148,280
                                                                          ---------     ---------

Balance at beginning of period                                                1,415         1,298
             Total charge-offs                                                 (118)          (36)
             Total recoveries                                                    20            32
             Net charge-offs                                                    (98)           (4)
             Provision for loan losses                                           80           100
                                                                          ---------     ---------
 Balance at end of period                                                 $   1,397     $   1,394
                                                                          ---------     ---------

Net charge-offs as a percent of average loans outstanding during period        .066%         .003%
Allowance for loan losses as a percent of total loans                          .945%         .944%

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

We exceed all minimum capital requirements as reflected in the following table:

                                                        June 30, 2004                December 31, 2003
                                                        -------------                -----------------
                                                                    Minimum                       Minimum
                                                    Calculated     Standard       Calculated     Standard
                                                      Ratios        Ratios          Ratios        Ratios
                                                      ------        ------          ------        ------
Risk Based Ratios:

Tier I Capital to risk-weighted assets                18.93%         4.00%          19.34%        4.00%
Total Qualifying Capital to risk-weighted assets      20.04%         8.00%          20.36%        8.00%

                                                    June 30,    December 31,
                                                     2004          2003
                                                     ----          ----
Tier I Capital to average assets                     11.81%       11.59%

We believe that the bank's current capital position and liquidity positions are strong and that its capital position is adequate to support its operations.

Book value per share amounted to $21.64 at June 30, 2004, compared with $21.63 per share at December 31, 2003.

Cash dividends declared amounted to $0.34 per share, for the six months ended June 30, 2004, equivalent to a dividend payout ratio of 45.59 percent, compared with 40.06 percent for the same period in 2003. Our Board of Directors continues to believe that cash dividends are an important component of shareholder value and that, at the bank's current level of performance and capital, we expect to continue our current dividend policy of a quarterly cash distribution of earnings to our shareholders.

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

Item 3 . Defaults Upon Senior Securities - Northing to report.

Item 4. Submission of matters to a Vote of Security Holders - Nothing to report.

Item 5. Other Information - CCFNB has received approval from the Comptroller of the Currency to open a full-service branch in the Wal-Mart Supercenter at Buckhorn, 100 Lunger Drive, Bloomsburg, PA 17815. Expected opening date is late October 2004.

Item 6. Exhibits and Reports on Form 8-K - Exhibits 31.1, 31,2 and 32

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      CCFNB BANCORP INC.
                         (Registrant)

                      By /s/ Lance O. Diehl
                         ------------------------------
                          Lance O. Diehl
                          President and CEO

                      Date:  AUG. 10, 2004

                      By /s/ Virginia D. Kocher
                         ------------------------------
                         Virginia D. Kocher
                         Treasurer

                      Date: AUG. 10, 2004