Form 10-Q
period 2004-09-30
CCFNB BANCORP INC
filed 2004-11-12
CIK 731122

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004


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


         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirings for the past 90 days. Yes [X] No [ ]


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 1,271,993 shares of $1.25 (par) common stock were outstanding as of October 19, 2004.

CCFNB BANCORP, INC. AND SUBSIDIARY
INDEX 10-Q
SEPTEMBER 30, 2004

PART I   - FINANCIAL INFORMATION:

         - Consolidated Balance Sheets                                              1

         - Consolidated Statements of Income                                        2

         - Consolidated Statements of Cash Flows                                    3

         - Notes to Consolidated Financial Statements                             4 - 13

         - Report of Independent Registered Public Accounting Firm                  14

         - Management's Discussion and Analysis of Consolidated Financial
           Condition and Results of Operations                                   15 - 21

         - Controls and Procedures                                                  21

PART II  - OTHER INFORMATION                                                        23

SIGNATURES                                                                          24

CCFNB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

                                                                                   Unaudited
                                                                                   September    December
                                                                                   30, 2004     31, 2003
                                                                                   --------     --------
ASSETS
Cash and due from banks                                                            $   5,016    $  6,359
Interest-bearing deposits with other banks                                             3,517       5,480
Federal funds sold                                                                       535         523
Investment securities available-for-sale                                              64,490      62,775
Loans, net of unearned income                                                        149,103     147,630
Allowance for loan losses                                                              1,425       1,415
                                                                                   ---------    --------
       Net loans                                                                     147,678     146,215
Premises and equipment, net                                                            4,467       4,282
Other real estate owned                                                                   36          36
Cash surrender value of bank-owned life insurance                                      6,133       5,908
Accrued interest receivable                                                              812         811
Other assets                                                                             618         525
                                                                                   ---------    --------
             TOTAL ASSETS                                                          $ 233,302    $232,914
                                                                                   =========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits:
       Non-interest bearing                                                        $  17,290    $ 17,313
       Interest bearing                                                              154,238     154,473
                                                                                   ---------    --------
             Total Deposits                                                          171,528     171,786
Short-term borrowings                                                                 20,734      20,990
Long-term borrowings                                                                  11,327      11,335
Accrued interest and other expenses                                                    1,269       1,187
Other liabilities                                                                         87          13
                                                                                   ---------    --------
             TOTAL LIABILITIES                                                       204,945     205,311
                                                                                   ---------    --------

STOCKHOLDERS' EQUITY
Common stock, par value $1.25 per share; authorized 5,000,000 shares; issued and
       outstanding 1,271,993 shares in 2004 and 1,276,445 shares in 2003               1,590       1,595
Surplus                                                                                3,512       3,635
Retained earnings                                                                     22,931      21,997
Accumulated other comprehensive income (loss)                                            324         376
                                                                                   ---------    --------
             TOTAL STOCKHOLDERS' EQUITY                                               28,357      27,603
                                                                                   ---------    --------
             TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $ 233,302    $232,914
                                                                                   =========    ========

See accompanying notes to Consolidated Financial Statements.

CCFNB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS EXCEPT PER SHARE DATA)
UNAUDITED

                                                          For the Nine            For the Three
                                                         Months Ending            Months Ending
                                                         September 30,            September 30,
                                                   -----------------------   -----------------------
                                                      2004         2003         2004         2003
                                                   ----------   ----------   ----------   ----------
INTEREST INCOME
Interest and fees on loans:
       Taxable                                     $    6,211   $    6,839   $    2,055   $    2,215
       Tax-exempt                                         271          153          108           60
Interest and dividends on investment securities:
       Taxable interest                                 1,126          877          374          268
       Tax-exempt interest                                345          479          105          139
       Dividends                                           52           45           26           17
Federal funds sold                                          7           40            3           11
Deposits in other banks                                    37           41           15            8
                                                   ----------   ----------   ----------   ----------
             TOTAL INTEREST INCOME                      8,049        8,474        2,686        2,718
                                                   ----------   ----------   ----------   ----------

INTEREST EXPENSE
Deposits                                                2,008        2,690          671          782
Short-term borrowings                                     206          209           76           65
Long-term borrowings                                      510          508          171          171
                                                   ----------   ----------   ----------   ----------
             TOTAL INTEREST EXPENSE                     2,724        3,407          918        1,018
                                                   ----------   ----------   ----------   ----------

Net interest income                                     5,325        5,067        1,768        1,700
Provision for loan losses                                 110          150           30           50
                                                   ----------   ----------   ----------   ----------
             NET INTEREST INCOME AFTER PROVISION
             FOR LOAN LOSSES                            5,215        4,917        1,738        1,650
                                                   ----------   ----------   ----------   ----------
NON-INTEREST INCOME
Service charges and fees                                  582          507          213          166
Trust department income                                   109           95           34           32
Securities gains - net                                      3            8            3            8
Bank-owned life insurance income                          191          165           63           13
Other income                                              233          359           81          198
                                                   ----------   ----------   ----------   ----------
             TOTAL NON-INTEREST INCOME                  1,118        1,134          394          417
                                                   ----------   ----------   ----------   ----------
NON-INTEREST EXPENSES
Salaries and wages                                      1,712        1,647          573          562
Pensions and other employee benefits                      598          585          198          203
Occupancy expense, net                                    294          290           93           98
Furniture and equipment expense                           351          357          116          124
Other operating expenses                                1,357        1,191          429          399
                                                   ----------   ----------   ----------   ----------
             TOTAL NON-INTEREST EXPENSES                4,312        4,070        1,409        1,388
                                                   ----------   ----------   ----------   ----------

Income before income taxes                              2,021        1,981          723          681
Income tax expense                                        424          420          157          146
                                                   ----------   ----------   ----------   ----------
             NET INCOME                            $    1,597   $    1,561   $      566   $      535
                                                   ==========   ==========   ==========   ==========

PER SHARE DATA
Net income                                         $     1.25   $     1.22   $     0.44   $     0.42
Cash dividends                                     $     0.52   $     0.49   $     0.18   $     0.17
Weighted average shares outstanding                 1,275,743    1,283,475    1,275,743    1,283,475

See accompanying notes to Consolidated Financial Statements.

CCFNB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
UNAUDITED

                                                                                                      For the Nine
                                                                                                     Months Ending
                                                                                                     September 30,
                                                                                             ------------------------------
                                                                                                 2004              2003
                                                                                             ------------      ------------
OPERATING ACTIVITIES
Net income                                                                                   $      1,597      $      1,561
Adjustments to reconcile net income to net cash provided by operating activities:
        Provision for loan losses                                                                     110               150
        Depreciation and amortization                                                                 282               293
        Premium amortization on investment securities                                                 242               448
        Discount accretion on investment securities                                                   (21)              (24)
        Deferred income taxes (benefit)                                                               (11)              (75)
        (Gain) on sale of mortgage loans                                                              (12)              (92)
        (Gain) on sales of investment securities                                                       (3)               (8)
        Proceeds from sale of mortgage loans                                                        1,328             8,178
        Originations of mortgage loans for resale                                                  (1,316)           (8,086)
        (Gain) on sale of other real estate owned                                                      --               (12)
        (Gain) loss from investment in insurance agency                                               (10)               (4)
        (Increase) decrease in accrued interest receivable and other assets                           (40)              (20)
        Net increase in cash surrender value of bank-owned life insurance                            (225)             (198)
        Increase (decrease) in accrued interest, other expenses and other liabilities                 156              (116)
                                                                                             ------------      ------------
                 NET CASH PROVIDED BY OPERATING ACTIVITIES                                          2,077             1,995
                                                                                             ------------      ------------

INVESTING ACTIVITIES
Purchase of investment securities Available-for-Sale                                              (24,026)          (45,199)
Proceeds from sales, maturities and redemptions of investment
   securities Available-for-Sale                                                                   22,027            33,015
Net (increase) decrease in loans                                                                   (1,572)            1,551
Purchases of premises and equipment                                                                  (467)             (177)
Proceeds from sale of other real estate owned                                                          --                37
Purchase of bank-owned life insurance policies                                                         --            (2,000)
                                                                                             ------------      ------------
                 NET CASH (USED IN) INVESTING ACTIVITIES                                           (4,058)          (12,773)
                                                                                             ------------      ------------

FINANCING ACTIVITIES
Net increase in deposits                                                                             (258)              939
Net increase (decrease) in short-term borrowings                                                     (256)            3,258
Net increase (decrease) in long-term borrowings                                                        (8)               (9)
Acquisition of treasury stock                                                                        (288)             (588)
Proceeds from issuance of common stock                                                                160               140
Cash dividends paid                                                                                  (663)             (627)
                                                                                             ------------      ------------
                 NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                               (1,313)            3,113
                                                                                             ------------      ------------

                 (DECREASE) IN CASH AND CASH EQUIVALENTS                                           (3,294)           (7,665)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                   12,362            16,020
                                                                                             ------------      ------------
                 CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $      9,068      $      8,355
                                                                                             ============      ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION Cash paid during the year for:
        Interest                                                                             $      2,726      $      3,543
        Income taxes                                                                         $        391      $        440

See accompanying notes to Consolidated Financial Statements.

CCFNB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004

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

DERIVATIVES

The Bank has outstanding loan commitments that relate to the origination of mortgage loans that will be held for resale. Pursuant to Statement of Financial Accounting Standards (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", and SFAS No. 149 "Amendments to SFAS 133 on Derivative Instruments and Hedging Activities" and the guidance contained in the Derivatives Implementation Group Statement 133 Implementation Issue No. C 13, the Bank has accounted for such loan commitments as derivative instruments. The outstanding loan commitments in this category did not give rise to any losses for the period ended September 30, 2004 and the year ended December 31, 2003, as the fair market value of each outstanding loan commitment exceeded the Bank's cost basis in each loan commitment.

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

INVESTMENT IN INSURANCE AGENCY

On January 2, 2001, the Corporation acquired a 50% interest in a local insurance agency, a corporation organized under the laws of the Commonwealth of Pennsylvania. The income or loss from this investment is accounted for under the equity method of accounting. The carrying value of this investment as of September 30, 2004 and December 31, 2003 was $180,498 and $170,296,
respectively, and is carried in other assets in the accompanying consolidated balance sheets.

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

In December 2003, the Emerging Issues Task Force (EITF) issued No. 03-01 "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments" is generally effective for fiscal years ending after December 15, 2003, and addresses how to define an "other-than-temporary impairment" as well as its application to investments classified as either "Available-for-Sale" and "Held-to-Maturity" under SFAS 115. The EITF requires disclosure of securities in a continuous unrealized loss position to be stratified based on length of time those securities were carried in such a position (less than 12 months, and 12 months or more). Additional information is required to be disclosed annually to include the nature of the investment, the cause of the decline in value and the evidence considered in reaching the conclusion that the investment is not other than temporarily impaired. The disclosure was initially required for fiscal years ending after December 15, 2003, however, in September 2004 the effective date has been delayed by the FASB. Comparative information for earlier periods is not required.

ADVERTISING COSTS

It is the Corporation's policy to expense advertising costs in the period in which they are incurred. Advertising expense for the periods ended September 30, 2004 and September 30, 2003, were approximately $57,388 and $54,238, respectively.

RECLASSIFICATION

Certain amounts in the consolidated financial statements of the prior years have been reclassified to conform with presentation used in the 2004 consolidated financial statements. Such reclassifications had no effect on the Corporation's consolidated financial condition or net income.

NOTE 2 - ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses for the periods ended September 30, 2004 and September 30, 2003 were as follows:

                                                                           (Amounts in thousands)
                                                                       ------------------------------
                                                                           2004              2003
                                                                       ------------      ------------

Balance, beginning of year                                             $      1,415      $      1,298
Provision charged to operations                                                 110               150
Loans charged-off                                                              (124)              (44)
Recoveries                                                                       24                40
                                                                       ------------      ------------
Balance, September 30                                                  $      1,425      $      1,444
                                                                       ============      ============

At September 30, 2004, the recorded investment in loans that are considered to be impaired as defined by SFAS No. 114 was $77,706. No additional charge to operations was required to provide for the impaired loans since the total allowance for loan losses is estimated by management to be adequate to provide for the loan loss allowance required by SFAS No. 114 along with any other potential losses.

At September 30, 2004, there were no significant commitments to lend additional funds with respect to non-accrual and restructured loans.

Non-accrual loans at September 30, 2004 and December 31, 2003 were $1,110,522 and $1,851,686, respectively.

Loans past due 90 days or more and still accruing interest amounted to $273,000 at September 30, 2004.

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

NOTE 5 - DEFERRED COMPENSATION PLANS

The Bank has entered into certain non-qualified deferred compensation agreements with certain executive officers and directors. Expenses related to these non-qualified deferred compensation plans amounted to $92,419 and $53,072 for September 30, 2004 and September 30, 2003, respectively.

There were no substantial changes in other plans as disclosed in the 2003 Annual Report.

NOTE 6 - STOCKHOLDERS' EQUITY

Changes in stockholders' equity for the period ended September 30, 2004 were as follows:

                                                           (Amounts in Thousands, Except Common Share Data)
                                                            ----------------------------------------------
                                                                                                Accumulated
                                                                                                   Other
                                                                                               Comprehensive
                                     Common      Common               Comprehensive  Retained      Income    Treasury
                                     Shares       Stock      Surplus      Income     Earnings      (Loss)      Stock        Total
                                   ----------   ---------   --------- ------------- ---------- ------------- ----------   ---------
Balance at January 1, 2004          1,276,445   $   1,595   $   3,635               $   21,997   $      376  $       --   $  27,603
Comprehensive Income:
  Net income                                                            $    1,597       1,597                                1,597

  Change in unrealized gain (loss)
      on investment securities
      available-for-sale net of
      reclassification adjustment
      and tax effects                                                          (52)                     (52)                    (52)
                                                                        ----------
               TOTAL COMPREHENSIVE
                            INCOME                                      $    1,545
                                                                        ==========

Issuance of 5,548 shares of
 common stock under dividend
 reinvestment and stock
 purchase plans                         5,548           7         153                       --           --          --         160
Purchase of 10,000 shares of
 treasury stock                            --          --          --                       --           --        (288)       (288)
Retirement of 10,000 shares of
 treasury stock                       (10,000)        (12)       (276)                      --           --         288          --
Cash dividends $.52 per share              --          --          --                     (663)          --          --        (663)
                                   ----------   ---------   ---------               ----------   ----------  ----------   ---------
Balance at September 30, 2004       1,271,993   $   1,590   $   3,512               $   22,931   $      324  $       --   $  28,357
                                   ----------   ---------   ---------               ----------   ----------  ----------   ---------

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

The Corporation may require collateral or other security to support financial instruments with off-balance sheet credit risk. The contract or notional amounts at September 30, 2004 and December 31, 2003 were as follows:

                                                                           (Amounts in Thousands)
                                                                       ------------------------------
                                                                        September          December
                                                                         30, 2004          31, 2003
                                                                       ------------      ------------
Financial instruments whose contract amounts represent credit risk:
       Commitments to extend credit                                    $     15,682      $     13,106
       Financial standby letters of credit                                    1,669             1,813
       Performance standby letters of credit                                    829               843
       Dealer floor plans                                                     2,165             1,412

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

The Corporation granted commercial, consumer and residential loans to customers within Pennsylvania. Of the total loan portfolio at September 30, 2004, 80.1% was for real estate loans, principally residential. It was the opinion of management that the high concentration did not pose an adverse credit risk. Further, it was management's opinion that the remainder of the loan portfolio was balanced and diversified to the extent necessary to avoid any significant concentration of credit.

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

The results of operations for the nine-month period ended September 30, 2004, are not necessarily indicative of the results to be expected for the full year.

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

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and Stockholders of CCFNB Bancorp, Inc.:


We have reviewed the accompanying consolidated balance sheet of CCFNB Bancorp, Inc. and Subsidiary as of September 30, 2004, and the related consolidated statements of income and cash flows for the three and nine-month periods ended September 30, 2004 and 2003. These consolidated interim financial statements are the responsibility of the management of CCFNB Bancorp, Inc. and Subsidiary.

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



/s/ J.H. WILLIAMS & CO., LLP


J.H. Williams & Co., LLP
Kingston, Pennsylvania
October 19, 2004

                               CCFNB BANCORP, INC.
                                    FORM 10-Q
                      FOR THE QUARTER ENDED SEPTEMBER 2004


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Consolidated Summary of Operations
(Dollars in Thousands, except for per share data)

                                    At and For the Nine
                                           Months                                   At and For the Years
                                    Ended September 30,                              Ended December 31,
                                 ------------------------    ------------------------------------------------------------------
                                    2004          2003          2003          2002          2001          2000          1999
                                 ----------    ----------    ----------    ----------    ----------    ----------    ----------
Income and Expense:
    Interest income              $    8,049    $    8,474    $   11,221    $   12,780    $   13,720    $   13,552    $   12,669
    Interest expense                  2,724         3,407         4,366         5,741         6,924         6,859         6,099
                                 ----------    ----------    ----------    ----------    ----------    ----------    ----------
    Net interest income               5,325         5,067         6,855         7,039         6,796         6,693         6,570
    Loan loss provision                 110           150           200           309           163            54            78
                                 ----------    ----------    ----------    ----------    ----------    ----------    ----------
    Net interest income after
      loan loss Provision             5,215         4,917         6,655         6,730         6,633         6,639         6,492
    Non-interest income               1,118         1,134         1,508         1,210         1,149         1,053         1,050
    Non-interest expense              4,312         4,070         5,409         5,479         5,104         4,967         4,818
                                 ----------    ----------    ----------    ----------    ----------    ----------    ----------
    Income before income taxes        2,021         1,981         2,754         2,461         2,678         2,725         2,724
    Income taxes                        424           420           591           539           621           671           685
                                 ----------    ----------    ----------    ----------    ----------    ----------    ----------
    Net income                   $    1.597    $    1.561    $    2,163    $    1,922    $    2,057    $    2,054    $    2,039
                                 ==========    ==========    ==========    ==========    ==========    ==========    ==========
Per Share: (1)
    Net income                   $     1.25    $     1.22    $     1.69    $     1.47    $     1.54    $     1.51    $     1.48
    Cash dividends paid                 .52           .49           .66           .63           .59           .56           .51
    Average shares outstanding    1,275,743     1,283,475     1,281,265     1,309,084     1,338,007     1,355,624     1,375,572
Average Balance Sheet:
    Loans                        $  148,367    $  150,560    $  149,485    $  147,545    $  139,219    $  134,325    $  123,185
    Investments                      63,633        59,248        58,152        54,197        50,593        47,003        49,827
    Other earning assets             17,501         6,785         8,036         5,309         6,569           219         1,638
    Total assets                    233,108       231,173       230,975       223,476       208,630       196,727       186,597
    Deposits                        171,657       172,596       171,956       150,883       149,601       139,774       138,963
    Other interest-bearing
      liabilities                    32,193        30,246        30,473        29,356        31.629        31,203        23,458
    Stockholders' equity             27,980        26,973        27,223        26,615        25,890        23,910        22,874
Balance Sheet Data:
    Loans                        $  149,103    $  149,339    $  147,631    $  151,338    $  142,990    $  137,360    $  134,423
    Investments                      64,490        64,969        62,775        53,528        57,121        47,311        49,104
    Other earning assets              4,052         3,502         6,003        10,068        63,312         4,814         1,343
    Total assets                    233,302       233,314       232,914       229,032       214,238       203,054       196,122
    Deposits                        171,528       173,066       171,786       172,127       142,990       143,169       138,606
    Other interest-bearing
      liabilities                    32,061        31,870        32,325        28,621        31,384        33,477        33,224
    Stockholders' equity             28,357        27,106        27,603        26,840        26,042        25,050        23,047
Ratios: (2)
    Return on average assets            .98%          .96%          .94%          .86%          .99%         1.04%         1.09%
    Return on average equity           7.61%         7.72%         7.95%         7.22%         7.92%         8.59%         8.91%
    Dividend payout ratio             41.52%        40.17%        39.02%        42.86%        38.31%        36.89%        34.09%
    Average equity to average
      assets ratio                    12.00%        11.67%        11.79%        11.77%        12.16%        12.34%        11.75%

(1) Per share data has been calculated on the weighted average number of shares outstanding.

(2) The ratios for the nine month period ending September 30, 2004 and 2003 are annualized.

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

EARNINGS SUMMARY

Net income for the nine months ended September 30, 2004 was $1,597 thousand or $1.25 per basic and diluted share. These results compare with net income of $1,561 thousand, or $1.22 per basic and diluted share for the same period in 2003. Annualized return on average equity decreased to 7.61 percent from 7.72 percent, while the annualized return on average assets increased to .98 percent from .96 percent, for the nine months ended September 30, 2004 and 2003, respectively.

Net interest income continues to be the largest source of our operating income. Net interest income on a tax equivalent basis increased to $5.6 million at September 30, 2004, compared with $5.4 million for the nine months ended September 30, 2003. The increase in net interest income is primarily due to the decreased interest rates on deposits and short term borrowings. The tax equalivized interest margin increased to 3.41 percent for the nine months ended September 30, 2004, compared to 3.32 percent for the nine months ended September 30, 2003.

Average interest earning assets increased $.4 million for the nine months ended September 30, 2004 over the same period in 2003. Average loans decreased $2.2 million, average investments increased $4.4 million or 7.4 percent and average federal funds sold and interest-bearing deposits with other financial institutions decreased 1.8 million for this nine month period.

Average interest bearing liabilities for the nine months ended September 30, 2004 decreased $.4 million from the same period in 2003. Average short-term borrowings were $20.9 million at September 30, 2004 and $18.9 million at September 30, 2003. Long-term debt, which includes primarily FHLB advances, remained at $11.3 million on September 30, 2004 and September 30, 2003. Average demand deposits increased $1.4 million from 2003 balances.

The average interest rate on total interest earning assets was 5.32 percent for the nine months ended September 30, 2004, compared with 5.22 percent for the nine months ended September 30, 2003. The average interest rate for loans decreased 19 basis points to 6.07 percent at September 30, 2004 compared to 6.26 percent September 30, 2003. Interest-bearing deposits with other Financial Institutions interest rates decreased 5 basis points to 1.10 percent from 1.15 percent at September 30, 2004 and September 30, 2003, respectively. Average rates on interest bearing deposits decreased by 56 basis points to 1.73 percent from 2.29 percent one year ago. Average interest rates also decreased on total interest bearing liabilities by 48 basis points to 1.95 percent from 2.43 percent. The reason for these decreases on interest bearing liabilities was primarily attributed to the decreasing rates on all deposit liabilities.

NET INTEREST INCOME

Net interest income increased to $5.3 million for the nine months ended September 30, 2004 compared to $5.1 million for the same period in 2003.

The following table reflects the components of net interest income for each of the nine months ended September 30, 2004 and 2003.

           ANALYSIS OF AVERAGE ASSETS, LIABILITIES AND CAPITAL EQUITY
                                       AND
                  NET INTEREST INCOME ON A TAX EQUIVALENT BASIS

AVERAGE BALANCE SHEET AND RATE ANALYSIS
(Dollars in Thousands)

                                                           Nine Months Ended September 30, 2004 and 2003
                                                        Interest        Average                       Interest        Average
                                          Average       Income /        Yield /         Average       Income /        Yield /
                                          Balance        Expense         Rate           Balance        Expense         Rate
                                        -----------    -----------    -----------     -----------    -----------    -----------
                                            (1)            (2)                             (1)           (2)
ASSETS:
Interest-bearing deposits with
  other financial institutions          $     4,498    $        37           1.10%    $     4,745    $        41           1.15%
Investment securities (3)                    63,633          1,523           3.91%         59,248          1,401           3.71%
Federal funds sold                              529              7           1.76%          2,040             40           2.61%
Loans                                       148,367          6,482           6.07%        150,560          6,992           6.26%
                                        -----------    -----------                    -----------    -----------

Total interest earning assets           $   217,027    $     8,049           5.32%    $   216,593    $     8,474           5.22%
                                        -----------    -----------                    -----------    -----------

Reserve for loan losses                      (1,420)                                       (1,371)
Cash and due from banks                       5,687                                         5,403
Other assets                                 11,814                                        10,548
                                        -----------                                   -----------

Total assets                            $   233,108                                   $   231,173
                                        -----------                                   -----------


LIABILITIES AND CAPITAL:
Interest bearing deposits              $   154,356   $     2,008           1.73%   $   156,731    $     2,690          2.29%
Short-term borrowings                       20,862           206           1.32%        18,903            209          1.49%
Long-term borrowings                        11,331           510           6.00%        11,343            508          5.97%
                                       -----------   -----------                   -----------    -----------

Total interest-bearing liabilities     $   186,549   $     2,724           1.95%   $   186,977    $     3,407          2.43%
                                       -----------                                 -----------    -----------

Demand deposits                        $    17,301                                 $    15,865
Other liabilities                            1,278                                       1,358
Stockholders' equity                        27,980                                      26,973
                                       -----------                                 -----------

Total liabilities and capital          $   233,108                                 $   231,173
                                       -----------                                 -----------

NET INTEREST INCOME /                                $     5,328           3.27%                  $     5,067          3.12%
  NET INTEREST MARGIN (4)

TAX EQUIVALENT NET INTEREST INCOME /                 $     5,642           3.41%                  $     5,393          3.32%
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

             CHANGE IN NET INTEREST INCOME ON A TAX EQUIVALENT BASIS

                                                                             Nine Months Ended September 30, 2004
                                                                                      Compared with 2003
                                                                                    Increase (Decrease)(2)
                                                                          Volume             Rate              Total
                                                                       ------------      ------------      ------------
                                                                                        (In thousands)
Interest income:
         Loans (1)                                                     $       (137)     $       (286)     $       (423)
         Investments                                                            163               118               281
         Federal funds sold and other short-term investments                    (28)              (28)              (56)

Interest expense:
         Deposits                                                               (54)             (878)             (932)
         Short-term borrowings                                                   29               (32)               (3)
         Long term debt                                                          (1)                3                 2

Net:                                                                   $         24             $ 711             $ 735

(1) Interest income is adjusted to a tax equivalent basis using a 34 percent tax rate.

(2) Variances resulting from a combination of changes in volume and rates are allocated to the categories in proportion to the absolute dollar amounts of the change in each category.

The outstanding balance of net loans at September 30, 2004 was $147.7 million compared to $146.2 million at December 31, 2003.

Interest income from investment securities increased 7.1 percent from $1.4 million for the nine months ended September 30, 2003 to $1.5 million for the nine months ended September 30, 2004. The average balance of investment securities for the nine months ended September 30, 2004 increased 7.4 percent to $63.6 million, compared to the $59.2 million for the same period of 2003.

Total interest expense decreased $.7 million or 20.6 percent for the first nine months of 2004 as compared to the first nine months of 2003. The cost of interest bearing liabilities decreased on an average yield basis from 2.43 percent through September 2003 compared to 1.95 percent through September 2004. The average yield on interest earning assets increased from 5.22 percent to 5.32 percent through September 2003 and 2004, respectively.

Average short-term borrowings increased $2 million from $18.9 million at September 30, 2003 to $20.9 million at September 30, 2004.

Long-term borrowings from Federal Home Loan Bank remained constant at an average $11.3 million at September 30, 2004 and 2003.

NON-INTEREST INCOME

The following table presents the components of non-interest income for the nine months ended September 30, 2004 and 2003.

                                                                              Nine Months Ended
                                                                                September 30,
                                                                               (In thousands)
                                                                       ------------------------------
                                                                           2004              2003
                                                                       ------------      ------------
Service charges and fees                                               $        582      $        507
Trust Department income                                                         109                95
 Investment Securities Gain -net                                                  3                 8
Gain on Sale of Loans                                                            12                92
Gain on Sale of Other Real Estate Owned                                           0                12
Gain on Cash Surrender Value Life Insurance                                     191               165

Mortgage Servicing Rights, net of amortization                                  (12)               72
Third party brokerage income                                                     90                74
Other                                                                           143               109
                                                                       ------------      ------------
         Total                                                         $      1,118      $      1,134
                                                                       ------------      ------------

Non-interest income continues to represent a considerable source of our income. We are committed to increasing non-interest income. Increases will be derived from our existing sources of non-interest income and any new opportunities that may develop.

For the nine months ended September 30, 2004, total non-interest income decreased $16 thousand to $1,118 thousand or 1.4 percent, compared to $1,134 thousand for the nine months period ended September 30, 2003.

Service charges and fees increased $75 thousand from $507 thousand at September 30, 2003 to $582 thousand or 14.8 percent at September 30, 2004. Some of this increase can be attributed to a new overdraft privilege product that was introduced in May 2004. Trust Department income increased from $95 thousand at September 30, 2003 to $109 thousand or 14.7 percent at September 30 2004. Investment securities gains were $3 thousand at September 30, 2004 and $8 thousand at September 30, 2003, a decrease of $5 thousand. Sale of Loans generated $12 thousand in income through September 30, 2004 compared to $92 thousand for the same period of 2003. Gain on Sale of Other Real Estate Owned realized income of $0 at September 30, 2004 compared to $12 thousand for the nine months ended September 30, 2003. Bank Owned Life Insurance gain in Cash Surrender Value was $191 thousand at September 30, 2004 compared to $165 thousand at September 30, 2003. Third party brokerage income reflected a $16 thousand increase or 21.6 percent comparing September 30, 2004 to September 30, 2003.

Other non-interest income increased from $109 thousand at September 30, 2003 to $143 thousand or 31.2 percent at September 30, 2004.

NON-INTEREST EXPENSE

The following table presents the components of non-interest expense for the nine months ended September 30, 2004 and 2003.

                                                                              Nine Months Ended
                                                                                September 30,

                                                                           2004              2003
                                                                       ------------      ------------
                                                                           (Dollars in Thousands)
Salaries and  wages                                                    $      1,712      $      1,647
Employee benefits                                                               598               585
Net occupancy expense                                                           294               290
Furniture and equipment expense                                                 351               357
State shares tax                                                                212               206
Other expense                                                                 1,145               985
                                                                       ------------      ------------

         Total                                                         $      4,312      $      4,070
                                                                       ------------      ------------

Non-interest expense increased to $4.3 million at September 30, 2004 compared to $4.1 million at September 30, 2003.

Generally, non-interest expense accounts for the cost of maintaining facilities; providing salaries and benefits to employees; and paying for insurance, supplies, advertising, data processing services, taxes and other related expenses. Some of the costs and expenses are variable while others are fixed. To the extent possible, we utilize budgets and related measures to control variable expenses.

Salaries increased 3.9 percent at September 30, 2004 compared to September 30, 2003. A 2.2 percent increase was reflected in employee benefits from $585 thousand at September 30, 2003, to $598 thousand at September 30, 2004. Increased cost of health coverage accounted for a significant part of the overall increase in employee benefits.

Pennsylvania Bank Shares Tax increased 2.9 percent from $206 thousand at September 30, 2003 compared to $212 thousand at September 30, 2004.

Other expenses increased 16.2 percent, or $160 thousand, from $985 thousand at September 30, 2003 to $1,145 thousand at September 30, 2004. The largest increases were in Officers Deferred Compensation with a $27 thousand increase; Donations with a $39 thousand increase, the result of a State enacted tax credit available against Pennsylvania Shares Tax in 2005 and 2006; and telephone and data processing expenses associated with the installation of high speed data lines to all offices at $19 thousand.

INCOME TAXES

Income tax expense as a percentage of pre-tax income was 21.0 percent for the nine months ended September 30, 2004 compared with 21.2 percent for the same period in 2003. The effective tax rate for 2004 is expected to approximate 34 percent.

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

As of September 30, 2004, we had $64.5 million of securities available for sale recorded at their fair value, compared with $62.8 million at December 31, 2003. As of September 30, 2004, the investment securities available for sale had an unrealized gain of $324 thousand, net of deferred taxes, compared with an unrealized gain of 376 thousand, net of deferred taxes, at December 31, 2003. These securities are not considered trading account securities which may be sold on a continuous basis, but rather are securities which may be sold to meet our various liquidity and interest rate requirements.

In accordance with disclosures required by EITF NO. 03-1, the summary below shows the gross unrealized losses and fair value, aggregated by investment category that individual securities have been in a continuous unrealized loss position for less than or more than 12 months as of September 30, 2004.

                                                    12 months                        Or more                          Total
                                    Less than      Unrealized       12 months      Unrealized                      Unrealized
Description of Security            Fair Value          Loss        Fair Value          Loss        Fair Value          Loss
-----------------------            -----------     -----------     -----------     -----------     -----------     -----------

Obligations of U. S.
Government Corporations and
  Agencies
Mortgage Backed                    $12,930,088     $    89,647     $ 6,378,459     $    88,991     $19,308,547     $   178,638
Other                                7,209,063          40,938               0               0       7,209,063          40,938
Obligations of state and
  political
Subdivisions                           323,040             204               0               0         323,040             204
Marketable Equity Securities            80,320             151          88,262          10,202         168,582          10,353
                                   -----------     -----------     -----------     -----------     -----------     -----------
Total                              $20,542,511     $   130,940     $ 6,466,721     $    99,193     $27,009,232     $   230,133
                                   -----------     -----------     -----------     -----------     -----------     -----------

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

NON-PERFORMING ASSETS

Shown below is a summary of past due and non-accrual loans:

                                                                           (Dollars in thousands)
                                                                       September 30,     December 31,
                                                                           2004              2003
                                                                       ------------      ------------
Past due and non-accrual:
         Days 30 - 89                                                  $        809      $        585
         Days 90 plus                                                           273               269
         Non-accrual                                                          1,111             1,852
                                                                       ------------      ------------
  Total                                                                $      2,193      $      2,706
                                                                       ------------      ------------

Past due and non-accrual loans decreased $.5 million from $2.7 million at December 31, 2003 to $2.2 million at September 30, 2004. The loan delinquency expressed as a ratio to total loans was 1.4% at September 30, 2004 and 1.8% at December 31, 2003. Subsequently, one non-accrual loan was paid off in October 2004 totaling $360 thousand, leaving a balance of $751 thousand in non-accrual loans at October 31, 2004.

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


The following analysis provides a schedule of loan maturities / interest rate sensitivities. This schedule presents a repricing and maturity analysis as required by the FFIEC:

                                                                                          (Dollars in
                                                                                           Thousands)
               MATURITY AND REPRICING DATA FOR LOANS AND LEASES                       September 30, 2004

Closed-end loans secured by first liens and 1-4 family residential properties with a remaining maturity or repricing frequency of:
         (1) Three months or less                                                        $       3,313
         (2) Over three months through 12 months                                                12,232
         (3) Over one year through three years                                                  25,453
         (4) Over three years through five years                                                 7,432
         (5) Over five years through 15 years                                                   18,230
         (6) Over 15 years                                                                         339
All loans and leases other than closed-end loans secured by first liens on 1-4 family residential properties with a remaining maturity or repricing frequency of:
         (1) Three months or less                                                               24,617
         (2) Over three months through 12 months                                                13,285
         (3) Over one year through three years                                                  17,356
         (4) Over three years through five years                                                14,611
         (5) Over five years through 15 years                                                   10,677
         (6) Over 15 years                                                                         494
                                                                                         -------------
                  Sub-total                                                              $     148,039
Add: non-accrual loans not included above                                                        1,111
Less: unearned income                                                                              (47)
                                                                                         -------------

                  Total Loans and Leases                                                 $     149,103

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses reflected a balance of $1.4 million at September 30, 2004 and December 31, 2003. The allowance is believed adequate for possible loan losses in the future.

The provision for loan losses was $110 thousand for the first nine months of 2004 compared to $150 thousand for the first nine months of 2003.

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

Management and the Board of Directors review the adequacy of the reserve on a quarterly basis and adjustments, if needed, are made accordingly.

                                                                                        For the Three Months
                                                                                        Ending September 30,
Amounts in thousands                                                                  2004               2003
--------------------                                                              ------------       ------------
Average loans outstanding:                                                        $    148,367       $    150,560
Total loans at end of period                                                           149,103            149,783

         Balance at beginning of period                                                  1,415              1,298
         Total charge-offs                                                         (124)               (44)
          Total recoveries                                                                  24                 39
          Net charge-offs                                                                 (100)                (5)
          Provision for loan losses                                                        110                150
 Balance at end of period                                                         $      1,425       $      1,443
                                                                                  ------------       ------------

Net charge-offs as a percent of average loans outstanding during period                    .07%               .00%
Allowance for loan losses as a percent of total loans                                      .96%               .96%

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

We exceed all minimum capital requirements as reflected in the following table:

                                                            September 30, 2004                   December 31, 2003
                                                       -----------------------------       ------------------------------
                                                                           Minimum                             Minimum
                                                        Calculated         Standard         Calculated         Standard
                                                          Ratios            Ratios            Ratios            Ratios
                                                       ------------      ------------      ------------      ------------
Risk Based Ratios:
Tier I Capital to risk-weighted assets                        18.37%             4.00%            19.02%             4.00%
Total Qualifying Capital to risk-weighted assets              19.37%             8.00%            20.08%             8.00%

Additionally, certain other ratios also provide capital analysis as follows:

                                                                       September 30,     December 31,
                                                                           2004              2003

Tier I Capital to average assets                                              12.03%            11.59%

We believe that the bank's current capital position and liquidity positions are strong and that its capital position is adequate to support its operations.

Book value per share amounted to $21.71 at September 30, 2004, compared with $21.63 per share at December 31, 2003.

Cash dividends declared amounted to $.52 per share, for the nine months ended September 30, 2004, equivalent to a dividend payout ratio of 41.52 percent, compared with 40.17 percent for the same period in 2003. Our Board of Directors continues to believe that cash dividends are an important component of shareholder value and that, at the bank's current level of performance and capital, we expect to continue our current dividend policy of a quarterly cash distribution of earnings to our shareholders.

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

Item 2. Changes in Securities - Nothing to report.

Item 3. Defaults Upon Senior Securities - Northing to report.

Item 4. Submission of matters to a Vote of Security Holders - Nothing to report.

Item 5. Other Information - On October 27, 2004 Columbia County Farmers National
                            Bank opened a branch in the Wal Mart Supercenter at Buckhorn, 100 Lunger Drive, Bloomsburg, PA 17815

Item 6. A - Exhibits and Reports on Form 8-K - None

        B - Exhibits 31.1, 31.2 and 32

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    CCFNB BANCORP, INC.
                                       (Registrant)


                                    By /s/ LANCE O. DIEHL
                                       ---------------------------------
                                       Lance O. Diehl
                                       President and CEO

                                    Date: November 8, 2004



                                    By /s/ VIRGINIA D. KOCHER
                                       ---------------------------------
                                       Virginia D. Kocher
                                       Principal Financial Officer

                                    Date: November 8, 2004