Form 10-Q/A
period 2004-09-30
CCFNB BANCORP INC
filed 2004-12-27
CIK 731122

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q/A

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

CCFNB BANCORP, INC. AND SUBSIDIARY
10-Q AMENDED
SEPTEMBER 30, 2004
--------------------------------------------------------------------------------

This amended 10Q amends the Cash Flow statement. There was a typographical error in the 2004 column for Proceeds from sales, maturities and redemptions of investment securities Available-for-Sale. The correct number is now in place.

                                                                                                       For the Nine
                                                                                                       Months Ending
                                                                                                       September 30,
                                                                                                ----------------------------
                                                                                                    2004           2003
                                                                                                    ----           ----
OPERATING ACTIVITIES
Net income                                                                                       $ 1,597        $ 1,561
Adjustments to reconcile net income to net cash provided by operating activities:
      Provision for loan losses                                                                      110            150
      Depreciation and amortization                                                                  282            293
      Premium amortization on investment securities                                                  242            448
      Discount accretion on investment securities                                                    (21)           (24)
      Deferred income taxes (benefit)                                                                (11)           (75)
      (Gain) on sale of mortgage loans                                                               (12)           (92)
      (Gain) on sales of investment securities                                                        (3)            (8)
      Proceeds from sale of mortgage loans                                                         1,328          8,178
      Originations of mortgage loans for resale                                                   (1,316)        (8,086)
      (Gain) on sale of other real estate owned                                                        -            (12)
      (Gain) loss from investment in insurance agency                                                (10)            (4)
      (Increase) decrease in accrued interest receivable and other assets                            (40)           (20)
      Net increase in cash surrender value of bank-owned life insurance                             (225)          (198)
      Increase (decrease) in accrued interest, other expenses and other liabilities                  156           (116)
                                                                                                --------        -------
             NET CASH PROVIDED BY OPERATING ACTIVITIES                                             2,077          1,995
                                                                                                --------        -------

INVESTING ACTIVITIES
Purchase of investment securities Available-for-Sale                                             (24,026)       (45,199)
Proceeds from sales, maturities and redemptions of investment
   SECURITIES AVAILABLE-FOR-SALE                                                                  22,007         33,015
Net (increase) decrease in loans                                                                  (1,572)         1,551
Purchases of premises and equipment                                                                 (467)          (177)
Proceeds from sale of other real estate owned                                                          -             37
Purchase of bank-owned life insurance policies                                                         -         (2,000)
                                                                                                --------        -------
             NET CASH (USED IN) INVESTING ACTIVITIES                                              (4,058)       (12,773)
                                                                                                --------        -------

FINANCING ACTIVITIES
Net increase (decrease) in deposits                                                                 (258)           939
Net increase (decrease) in short-term borrowings                                                    (256)         3,258
Net decrease in long-term borrowings                                                                  (8)            (9)
Acquisition of treasury stock                                                                       (288)          (588)
Proceeds from issuance of common stock                                                               160            140
Cash dividends paid                                                                                 (663)          (627)
                                                                                                --------        -------
             NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                  (1,313)         3,113
                                                                                                --------        -------

             (DECREASE) IN CASH AND CASH EQUIVALENTS                                              (3,294)        (7,665)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                  12,362         16,020
                                                                                                --------        -------
             CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $ 9,068        $ 8,355
                                                                                                ========        =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
      Interest                                                                                   $ 2,726        $ 3,543
      Income taxes                                                                                 $ 391          $ 440

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     CCFNB BANCORP, INC.
                                                         (Registrant)


                                                  By /s/ Lance O. Diehl
                                                     ---------------------------
                                                     Lance O. Diehl
                                                     President and CEO

                                                  Date: December 27, 2004

                                                  By /s/ Virginia D. Kocher
                                                     ---------------------------
                                                     Virginia D. Kocher
                                                     Principal Financial Officer

                                                  Date: December 27, 2004