Form 10-K
period 2004-12-31
CCFNB BANCORP INC
filed 2005-03-28
CIK 731122

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year-ended December 31, 2004

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

            Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

            Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

            Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

            The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant based on the average of the bid and asked prices of $27.28 at February 28, 2005, was $34,484,184.

            As of February 28, 2005, the Registrant had outstanding 1,264,083 shares of its common stock, par value $1.25 per share.

                                  Page 1 of 84
                            Exhibit Index on Page 71

                               CCFNB BANCORP, INC.
                                    FORM 10-K

                                      INDEX

                                                                                                                Page
                                                                                                                ----
SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS...........................................................      3
ITEM 1.    BUSINESS.........................................................................................      3
ITEM 2.    PROPERTIES.......................................................................................     19
ITEM 3.    LEGAL PROCEEDINGS................................................................................     19
ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS........................     19
ITEM 6.    SELECTED FINANCIAL DATA..........................................................................     21
ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS............     21
ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.......................................     35
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA......................................................     36
ITEM 9A.   CONTROLS AND PROCEDURES..........................................................................     61
ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...............................................     62
ITEM 11.   EXECUTIVE COMPENSATION...........................................................................     65
   FIVE-YEAR PERFORMANCE GRAPH..............................................................................     69
ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS...     70
ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................................................     70
ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES...........................................................     70
ITEM 15.   EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K................................     71
SIGNATURES .................................................................................................     73
INDEX TO EXHIBITS...........................................................................................     75

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

The words "believe", "expect", "anticipate", "project" and similar expressions signify forward looking statements. Readers are cautioned not to place undue reliance on any forward looking statements made by or on behalf of us. Any such statement speaks only as of the date the statement was made. We undertake no obligation to update or revise any forward looking statements.

ITEM 1. BUSINESS

GENERAL

We are a registered financial holding company, bank holding company, and Pennsylvania business corporation, and are headquartered in Bloomsburg, Pennsylvania. We have one wholly-owned subsidiary which is Columbia County Farmers National Bank or referred to as the Bank. A substantial part of our business consists of the management and supervision of the Bank. Our principal source of income is dividends paid by the Bank. At December 31, 2004, we had approximately:

      -     $235 million in total assets;

      -     $150 million in loans;

      -     $172 million in deposits; and

      -     $ 29 million in stockholders' equity.

The Bank is a national banking association and member of the Federal Reserve System whose deposits are insured by the Bank Insurance Fund of the FDIC. The Bank is a full-service commercial bank providing a range of services and products, including time and demand deposit accounts, consumer, commercial and mortgage loans to individuals and small to medium-sized business in its Northcentral Pennsylvania market area. The Bank also operates a full-service trust department. A third-party brokerage is also resident in the Bank's office in Lightstreet, Pennsylvania. At December 31, 2004, the Bank had 7 branch banking offices which are located in the Pennsylvania county of Columbia.

We consider our branch banking offices to be a single operating segment, because these branches have similar:

      -     economic characteristics,

      -     products and services,

      -     operating processes,

      -     delivery system,

      -     customer bases, and

      -     regulatory oversight.

We have not operated any other reportable operating segments in the 3-year period ended December 31, 2004. We have combined financial information for our third-party brokerage operation with our financial information, because this company does not meet the quantitative threshold for a reporting operating segment.

We hold a 50 percent interest in a local insurance agency. The name of this agency is Neighborhood Group, Inc. and trades under the fictitious name of Neighborhood Advisors (insurance agency). Through this joint venture, we sell insurance products and services. We account for this local insurance agency using the equity method of accounting.

As of December 31, 2004, we had 89 employees on a full-time equivalent basis. The Company and the Bank are not parties to any collective bargaining agreement and employee relations are considered to be good.

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

INTERCOMPANY TRANSACTIONS

Various governmental requirements, including Sections 23A and 23B of the Federal Reserve Act and Regulation W of the Federal Reserve Board, limit borrowings by us from the Bank and also limit various other transactions between us and the Bank. For example, Section 23A of the Federal Reserve Act limits to no more than ten percent of its total capital the aggregate outstanding amount of the Bank's loans and other "covered transactions" with any particular non-bank affiliate (including a financial subsidiary) and limits to no more than 20 percent of its total capital the aggregate outstanding amount of the Bank's covered transactions with all of its affiliates (including financial subsidiaries). At December 31, 2004, approximately $5.7 million was available for loans to us from the Bank. Section 23A of the Federal Reserve Act also generally requires that the Bank's loans to its non-bank affiliates (including financial subsidiaries) be secured, and Section 23B of the Federal Reserve Act generally requires that the Bank's transactions with its non-bank affiliates (including financial subsidiaries) be on arm's-length terms. Also, we, the Bank, and any financial subsidiary are prohibited from engaging in certain "tie-in" arrangements in connection with extensions of credit or provision of property or services.

SUPERVISORY AGENCIES

As a national bank and member of the Federal Reserve System, the Bank is subject to primary supervision, regulation, and examination by the Office of the Comptroller of the Currency and secondary regulation by the FDIC. The Bank is subject to extensive statutes and regulations that significantly affect its business and activities. The Bank must file reports with its regulators concerning its activities and financial condition and obtain regulatory approval to enter into certain transactions. The Bank is also subject to periodic examinations by its regulators to ascertain compliance with various regulatory requirements. Other applicable statutes and regulations relate to insurance of deposits, allowable investments, loans, leases, acceptance of deposits, trust activities, mergers, consolidations, payment of dividends, capital requirements, reserves against deposits, establishment of branches and certain other facilities, limitations on loans to one borrower and loans to affiliated persons, activities of subsidiaries and other aspects of the business of banks. Recent federal legislation has instructed federal agencies to adopt standards or guidelines governing banks' internal controls, information systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation and benefits, asset quality, earnings and stock valuation, and other matters. The federal banking agencies have great flexibility in implementing standards on asset quality, earnings, and stock valuation. Regulatory authorities have broad flexibility to initiate proceedings designed to prohibit banks from engaging in unsafe and unsound banking practices.

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

Commercial loans and commercial real estate loans comprised 33.1 percent of our total consolidated loans as of December 31, 2004. Commercial loans are typically larger than residential real estate loans and consumer loans. Because our loan portfolio contains a significant number of commercial loans and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans may cause a significant increase in nonperforming loans. An increase in nonperforming loans could result in a loss of earnings from these loans, an increase in the provision for loan losses and loan charge-offs.

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

DEPOSITS. We offer a variety of deposit accounts with a range of interest rates and terms. We currently offer passbook and statement savings accounts, NOW accounts, money market accounts, demand deposit accounts and certificates of deposit. The flow of deposits is influenced significantly by general economic conditions, changes in prevailing interest rates, pricing of deposits and competition. Our deposits are primarily obtained from areas surrounding our banking offices. We rely primarily on marketing, new products, service and long-standing relationships with customers to attract and retain these deposits. At December 31, 2004, our deposits totaled $172.5 million. Of the total deposit balance, $9.8 million or 5.7 percent, represent Individual Retirement Accounts and $24.5 million or 14.2 percent represent certificates of deposit in amounts of $100,000 or more.

When we determine the levels of our deposit rates, consideration is given to local competition, yields of U.S. Treasury securities and the rates charged for other sources of funds. We have maintained a high level of core deposits, which has contributed to our low cost of funds. Core deposits include savings, money market, NOW and demand deposit accounts, which, in the aggregate, represented
50.5 percent of total deposits at December 31, 2004 and 48 percent of total deposits at December 31, 2003.

For a further discussion of our deposits, please refer to Item 8 of this report under Management's Discussion and Analysis of Financial Condition and Results of Operations at "Deposits and Borrowed Funds," as well as Note 7, Item 8 to this report.

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

We, like other bank holding companies, are required to maintain Tier 1 and "Total Capital" (the sum of Tier 1 and Tier 2 capital, less certain deductions) equal to at least four percent and eight percent of our total risk-weighted assets (including certain off-balance sheet items, such as unused lending commitments and standby letters of credit), respectively. At December 31, 2004, we met both requirements, with Tier 1 and Total Capital equal to 19.3 percent and 20.3 percent of total risk-weighted assets.

The Federal Reserve Board has adopted rules to incorporate market and interest rate risk components into their risk-based capital standards. Under these market-risk requirements, capital will be allocated to support the amount of market risk related to a financial institution's ongoing trading activities.

The Federal Reserve Board also requires bank holding companies to maintain a minimum "Leverage Ratio" (Tier 1 capital to adjusted total assets) of three percent if the bank holding company has the highest regulatory rating and meets certain other requirements, or of three percent plus an additional cushion of at least one to two percentage points if the bank holding company does not meet these requirements. At December 31, 2004, our leverage ratio was 12.2 percent.

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

The Bank is subject to similar risk-based capital and leverage requirements adopted by the Comptroller of the Currency. The Bank was in compliance with the applicable minimum capital requirements as of December 31, 2004. The Comptroller of the Currency has not advised the Bank of any specific minimum leverage ratio applicable to the Bank.

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

Rules adopted by the Comptroller of the Currency under FDICIA provide that a national bank is deemed to be well capitalized if the bank has a total risk-based capital ratio of ten percent or greater, a Tier 1 risk-based capital ratio of six percent or greater, and a leverage ratio of five percent or greater and the institution is not subject to a written agreement, order, capital directive, or prompt corrective action directive to meet and maintain a specific level of any capital measure. As of December 31, 2004, the Bank was well-capitalized, based on the prompt corrective action ratios and guidelines described above. It should be noted, however, that a bank's capital category is determined solely for the purpose of applying the Comptroller of the Currency's prompt corrective action regulations, and that the capital category may not constitute an accurate representation of the bank's overall financial condition or prospects.

BROKERED DEPOSITS

Under FDIC regulations, no FDIC-insured bank can accept brokered deposits unless it (1) is well capitalized, or (2) is adequately capitalized and receives a waiver from the FDIC. In addition, these regulations prohibit any bank that is not well capitalized from paying an interest rate on brokered deposits in excess of three-quarters of one percentage point over certain prevailing market rates. As of December 31, 2004, the Bank held no brokered deposits.

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

At December 31, 2004, approximately $1,143,000 was available for payment of dividends to us.

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

The Deposit Insurance Funds Act provides for assessments to be imposed on insured depository institutions with respect to deposits insured by the BIF (in addition to assessments currently imposed on depository institutions with respect to BIF-insured deposits) to pay for the cost of Financing Corporation ("FICO") funding. The FICO assessments are adjusted periodically to reflect changes in the assessment bases of the FDIC insurance funds and do not vary depending upon a depository institution's capitalization or supervisory evaluations. In 2004, the Bank paid FICO assessments of $25,300.

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

- Financial and investment advisory activities. Acting as investment or financial advisor to any person, including (without, in any way, limiting the foregoing):

      - Serving as investment advisor (as defined in section 2(a)(20) of the Investment Company Act of 1940, 15 U.S.C. 80a-2(a)(20)), to an investment company registered under that act, including sponsoring, organizing, and managing a closed-end investment company;

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

For the purposes of the CRA regulations, the Bank is deemed to be a "small bank," based upon financial information as of December 31, 2004. The Bank will be examined under the streamlined procedures. The Bank received a "satisfactory" CRA rating in its last CRA examination which was held in 2003.

CONCENTRATION

We are not dependent for deposits nor exposed by loan concentrations to a single customer or to a small group of customers the loss of any one or more of which would have a materially adverse effect on our financial condition.

FINANCIAL SERVICES MODERNIZATION

The Gramm-Leach-Bliley Act (the "GLB Act") took effect in 2000. The GLB Act contains some of the most far-reaching changes governing the operations of companies doing business in the financial services industry. The GLB Act eliminates the restrictions placed on the activities of banks and bank holding companies. By creating two new structures - financial holding companies and financial subsidiaries - we and the Bank will be allowed to provide a wider array of financial services and products that were reserved only for insurance companies and securities firms. In addition, we can now affiliate with an insurance company and a securities firm.

We are currently deemed to be a financial holding company. A financial holding company has authority to engage in activities referred to as "financial activities" that are not permitted to bank holding companies. A financial holding company may also affiliate with companies that are engaged in financial activities. A "financial activity" is an activity that does not pose a safety and soundness risk and is:

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

THE USA PATRIOT ACT

In the wake of the tragic events of September 11, 2001, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism ("USA PATRIOT") Act of 2002 was enacted. Under the USA PATRIOT Act, financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as enhanced due diligence and "know your customer" standards in their dealings with foreign financial institutions and foreign customers. For example, the enhanced due diligence policies, procedures, and controls generally require financial institutions to take reasonable steps:

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

The Comptroller of the Currency issued a regulation, that specifies the types of state and local laws that do not apply to the Bank's lending and deposit taking activities and the types of state and local laws that generally do apply to the Bank. This final rule was partly enacted in response to state and local laws prohibiting what is commonly called "predatory lending" activities.

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

MARKETING AREA

The Bank's primary market area is Columbia County, a 484 square mile area located in Northcentral Pennsylvania with a population of approximately 64,157 based on 2000 census data. The Town of Bloomsburg is the County's largest municipality and its center of industry and commerce. Bloomsburg has a population of approximately 12,375 based on 2000 census data, and is the county seat. Berwick, located on the eastern boundary of the County, is the second largest municipality, with a 2000 population of approximately 10,774. The Bank currently serves its market area through seven branch offices located in Bloomsburg, Benton, Buckhorn, Lightstreet, Millville, Orangeville and South Centre, Columbia County.

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

Our remaining banking centers are described as follows: We own all of the banking centers except Buckhorn, which we began leasing in late October, 2004. We have a five year lease with two 5 year options with Wal-Mart for this Buckhorn location.

                           Approximate
     Location             Square Footage              Use
------------------        --------------    -----------------------------
Orangeville, PA                2,259        Banking Services
Benton, PA                     4,672        Banking Services
South Centre, PA               3,868        Banking Services
Scott Township, PA            16,500        Banking Services, Corporate,
                                            Credit and Operations
Millville, PA                  2,520        Banking Services
Buckhorn, PA                     693        Banking Services (In Wal-Mart
                                            Supercenter)

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

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

We had 778 stockholders of record including individual participants in security position listings and 1,264,083 shares of common stock, par value of $1.25 per share, the only authorized class of common stock, outstanding as of February 28, 2005. Our common stock trades under the symbol "CCFN." As of February 28, 2005, 3 firms were identified on the interdealer electronic bulletin board system as market makers in our common stock. The following information is reported by one of our market makers: Ferris, Baker Watts, Inc., Baltimore, MD. These quotations represent prices between buyers and sellers and do not include retail makeup, markdown or commission. They may not necessarily represent actual transactions. The high and low closing sale prices and dividends per share of our common stock for the four quarters of 2004 and 2003 are summarized in the following table.

                                               Dividends
    2004:              High ($)    Low ($)    Declared ($)
--------------         --------    -------    ------------
First quarter            29.50      28.00         .17
Second quarter           29.00      26.50         .17
Third quarter            31.25      27.50         .18
Fourth quarter           31.00      27.10         .18

                                               Dividends
    2003:              High ($)    Low ($)    Declared ($)
--------------         --------    -------    ------------
First quarter            24.20      23.20         .16
Second quarter           25.00      23.50         .16
Third quarter            26.00      24.40         .17
Fourth quarter           28.25      26.45         .17

We have paid cash dividends since 1983. It is our present intention to continue the dividend payment policy, although the payment of future dividends must necessarily depend upon earnings, financial position, appropriate restrictions under applicable law and other factors relevant at the time the Board of Directors considers any declaration of dividends.

The following table presents information on the shares of our common stock that we repurchased during the fourth quarter of 2004:

                           CCFNB BANCORP, INC.
                  ISSUER PURCHASES OF EQUITY SECURITIES

                                                          NUMBER OF          NUMBER OF
                                                           SHARES         SHARES THAT MAY
                                                        PURCHASED AS           YET BE
                       NUMBER OF                      PART OF PUBLICLY       PURCHASED
                        SHARES      PRICE PAID PER        ANNOUNCED          UNDER THE
       MONTH           PURCHASED        SHARE            PROGRAM (1)          PROGRAM
10/26/04 - 10/26/04      2,000          $29.75              2,000             86,000
11/04/04 - 11/04/04      2,000          $31.00              2,000             84,000
12/09/04 - 12/09/04      2,000          $28.75              2,000             82,000

       TOTAL             6,000                              6,000

(1) This program was announced in 2003. Board of Directors approved purchase of 100,000 shares. There is no expiration date associated with this program.

ITEM  6. SELECTED FINANCIAL DATA

                               CCFNB BANCORP, INC.
                     SELECTED CONSOLIDATED FINANCIAL SUMMARY
                               AS OF DECEMBER 31,

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA AND RATIOS)

                                                    2004         2003         2002         2001         2000
                                                 ----------   ----------   ----------   ----------   ----------
 INCOME  STATEMENT DATA:
 Total interest income                           $   10,843   $   11,221   $   12,780   $   13,720   $   13,552
 Total interest expense                               3,669        4,366        5,741        6,924        6,859
                                                 ----------   ----------   ----------   ----------   ----------
 Net interest income                                  7,174        6,855        7,039        6,796        6,693
 Provision for possible loan losses                     140          200          309          163           54
 Other operating income                               1,530        1,508        1,210        1,149        1,053
 Other operating expenses                             5,746        5,409        5,479        5,104        4,967
 Federal income taxes                                   601          591          539          621          671
                                                 ----------   ----------   ----------   ----------   ----------
 Net income                                      $    2,217   $    2,163   $    1,922   $    2,057   $    2,054

 PER SHARE DATA:
 Earnings per share (1)                          $     1.74   $     1.69   $     1.47   $     1.54   $     1.51
 Cash dividends declared per share                     0.70         0.66         0.63         0.59         0.56
 Book value per share                                 22.49        21.63        20.76        19.64        18.61
 Average shares outstanding                       1,267,718    1,281,265    1,309,084    1,338,007    1,355,624

 BALANCE SHEET DATA:
 Total assets                                    $  235,377   $  232,914   $  229,032   $  214,238   $  203,054
 Total loans                                        149,900      147,631      151,338      142,990      137,360
 Total securities                                    61,834       62,775       53,538       57,121       47,311
 Total deposits                                     172,487      171,786      172,127      155,666      143,169
 FHLB advances - long - term                         11,323       11,335       11,347       11,357       13,368
 Total stockholders' equity                          28,506       27,603       26,840       26,042       25,050

 PERFORMANCE RATIOS:
 Return of average assets                              0.96%        0.94%        0.86%        0.99%        1.04%
 Return on average stockholders' equity                7.88%        7.95%        7.22%        7.92%        8.59%
 Net interest margin (2)                               3.54%        3.39%        3.58%        3.68%        3.88%
 Total non-interest expense as a percentage of
   average assets                                      2.45%        2.34%        2.45%        2.45%        2.52%

 ASSET QUALITY RATIOS:
 Allowance for possible loan losses as a
   percentage of loans, net                            0.93%        0.96%        0.87%        0.72%        0.74%
 Allowance for possible loan losses as a
   percentage of non-performing loans (3)            110.37%       52.29%       57.95%       60.54%      341.27%
 Non-performing loans as a percentage of total
   loans, net (3)                                      0.85%        1.85%        1.49%        1.19%         .25%
 Non-performing assets as a percentage of total
   assets (3)                                          0.54%        1.16%        0.98%        0.79%        0.17%
 Net charge-offs as a percentage of average net
   loans (4)                                           0.11%        0.06%        0.03%        0.10%        0.02%

 LIQUIDITY AND CAPITAL RATIOS:
 Equity to assets                                     12.11%       11.85%       11.72%       12.16%       12.34%
 Tier 1 capital to risk-weighted assets (5)           19.27%       18.82%       20.36%       19.06%       20.94%
 Leverage ratios (5)(6)                               12.17%       11.79%       11.77%       12.44%       13.02%
 Total capital to risk-weighted assets (5)            20.31%       19.88%       18.53%       19.82%       21.79%
 Dividend payout ratio                                40.19%       39.02%       42.86%       38.31%       37.09%

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

      As of December 31, 2004, total interest-earning assets maturing or repricing within one year were more than total interest-bearing liabilities maturing or repricing in the same period by $830,000 representing a cumulative one-year interest rate sensitivity gap as a positive percentage of .4 percent of Interest Earning Assets. This condition suggests that the yield on the interest-earning assets should adjust to changes in market interest rates at a slighty faster rate than the cost of the interest-bearing liabilities. Consequently, our net interest income could increase during periods of rising interest rates. See "Interest Rate Sensitivity".

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

                              RESULTS OF OPERATIONS

      Our net income increased by 2.5 percent from $2,163,000 in 2003 to $2,217,000 in 2004. Earnings per share increased by 3.0 percent from $1.69 in 2003 to $1.74 in 2004. Our return on average assets (ROAA) increased to 0.96 percent in 2004, compared to 0.94 percent in 2003. Our return on average equity
(ROAE) decreased to 7.88 percent in 2004, compared to 7.95 percent in 2003.

      Loans increased by 1.5 percent in 2004 to $149,900,000 from $147,631,000 in 2003. This increase was in the real estate and municipal lending area.

      We instituted, in 1995, a dividend reinvestment plan and an employees stock purchase plan. Moreover, in 1999, we commenced a strategy to purchase and cancel up to 10 percent of our outstanding shares of common stock through open market purchases. In 2003, we again filed with the SEC to purchase up to 100,000 shares of our outstanding shares. These repurchase programs resulted in the purchase and cancellation of the following numbers of shares of our common stock for the years indicated: 16,000 shares (2004); 23,988 shares (2003); and 41,500 shares (2002). The net effect of the stock plans and the repurchase program resulted in weighted average shares of common stock outstanding as follows:
1,274,034 (2004); 1,281,265 (2003); and 1,309,084 (2002).

      Tax-equivalent net interest income increased 4.1 percent to $7.6 million in 2004 from $7.3 million in 2003. Average earning assets were $215.0 million in 2003 and $215.1 million in 2004. Net interest income increased 4.4 percent from $6.9 million in 2003 to $7.2 million in 2004. This increase in net interest income is a result of the pricing and mix of our loans and deposits.

                          TABLE OF NON-INTEREST INCOME
                             (Dollars in Thousands)

                                      Years Ended December 31,
                                     --------------------------
                                      2004      2003      2002
                                     ------    ------    ------
Service charges and fees             $  841    $  692    $  649
Gain on sale of loans                    26       190         2
Bank-owned life insurance income        257       247        28
Trust department income                 165       148       215
Investment securities gains - net         3         8       137
Other                                   238       223       180
                                     ------    ------    ------
Total non-interest income            $1,530    $1,508    $1,211
                                     ------    ------    ------

      Total non-interest income increased during 2004 from $1,508,000 in 2003 to $1,530,000 in 2004. The increase in Trust income in the amount of $17,000 was primarily due to new accounts opened in 2004. Gain on sale of investment securities decreased from $8,000 in 2003 to $3,000 in 2004. Service fees and charges increased from $692,000 in 2003 to $841,000 in 2004 or 21.53 percent. The introduction of "Overdraft Privilege" was instrumental in this increase. Also introduced in 2004 were loans sold to Pennsylvania Housing Finance Agency which provided a fee for the acquisition and sale of loans to this state agency. The PHFA increase amounted to $9,600 and penalty on early withdrawal of Certificates of Deposit amounted to $9,600. Other income increased 6.7 percent from $223,000 in 2003 to $238,000 in 2004, partly attributable to late loan fees collected on non-accrual loans in 2004. Gain on sale of loans decreased from $190,000 in 2003 to $26,000 in 2004. Bank-owned life insurance income reflected an increase of $10,000 from $247,000 in 2003 to $257,000 in 2004. In December 2002, we purchased $3,000,000 of Bank-owned life insurance. During May 2003, we purchased an additional $2,000,000 in Bank-owned life insurance.

                       TABLE OF OTHER NON-INTEREST EXPENSE
                             (Dollars in Thousands)

                                    Years Ended December 31,
                                   --------------------------
                                    2004      2003      2002
                                   ------    ------    ------
Salaries and wages                 $2,289    $2,199    $2,137
Employee benefits                     773       746       729
Net occupancy expense                 394       379       354
Furniture and equipment expense       475       476       587
State shares tax                      274       275       254
Professional services                 228       224       220
Director's fees                       147       141       141
Stationery and supplies               136       116       129
Other expense                       1,030       853       927
                                   ------    ------    ------
Total non-interest expense         $5,746    $5,409    $5,479
                                   ------    ------    ------

      Total non-interest expense increased to $5,746,000 in 2004 from $5,409,000 in 2003 or an increase of 6.2 percent. A 4.0 percent increase in salaries and benefits was attributable to normal merit and cost of living increases as well as increased health insurance costs. Furniture and equipment expense remained near constant at $475,000 and $476,000 in 2004 and 2003. Net occupancy expense increased $15,000 from $379,000 in 2003 to $394,000 in 2004 or 4.0 percent.
State shares tax decreased $1,000 for 2004 as compared to 2003 due to our participation in a 2-year program offered by the Commonwealth of Pennsylvania in which contributions to private education results in credits to this State tax. Other expenses increased 20.8 percent from $853,000 in 2003 to $1,030,000 in 2004. Components comprising some of the major changes were as follows:

                                                       Years Ended December 31,
                                                    -----------------------------
                                                                           % of
                                                     2004      2003       Inc/Dec
                                                    ------    ------      -------
Officer Retirement Deferred Compensation Plan II    79,710    55,131       44.6%
Overdraft Privilege Program                         24,178         0      100.0%
Data Processing Expense                             71,118    53,301       25.0%
Donations                                           50,115    29,090       72.3%

      One standard to measure non-interest expense is to express non-interest expense as a percentage of average total assets. In 2004, this percentage was
2.5 percent compared to 2.3 percent in 2003.

      Loan delinquencies decreased 37.5 percent from $2,806,000 in 2003 to $1,753,000 in 2004. The decrease in these delinquencies was attributed to the ongoing efforts of the loan department to work out problem loans and collect past due payments. Our management has been diligent in its efforts to reduce these delinquencies and has increased monitoring and review of current loans to foresee future delinquency occurrences and react to them quickly. The Bank has also implemented a centralized credit analysis department to better analyze new loan requests. The provision for loan losses for 2004 decreased from $200,000 in 2003 to $140,000 in 2004.

                               NET INTEREST INCOME

      Tax-equivalent net interest income for 2004 equaled $7,605,000 compared to $7,282,000 in 2003, an increase of 4.4 percent. The increase in the overall net interest margin from 3.4 percent in 2003 to 3.5 percent in 2004 is a result of interest rate changes in the loan and deposit areas. These rates were diligently watched and adjusted which contributed to the overall increased performance of the bank. Income received on interest bearing deposits with other financial institution increased from an average of 1.0 percent for 2003 to an average of
1.1 percent for 2004. This 10 basis point increase reflects the increased short term rates by year end 2004. The cost of long-term debt averaged 6.0 percent for the year which will continue to have a negative impact on our net interest margin until rates would rise enough to allow us to pay off the debt. We will continue to use the following strategies to mitigate this period of pressure on our net interest margin: pricing of deposits will continue to be monitored to meet current market conditions, large deposits over $100,000 will continue to be priced conservatively; and in this low interest rate environment, the majority of new investments will be kept short term in anticipation of rising rates.

                       TAX-EQUIVALENT NET INTEREST INCOME
                             (Dollars in Thousands)

                                                    Years Ended December 31,
                                                  -----------------------------
                                                   2004        2003       2002
                                                  -------    -------    -------
Interest income                                   $10,843    $11,221    $12,780
Interest expense                                    3,669      4,366      5,741
                                                  -------    -------    -------
Net interest income                                 7,174      6,855      7,039
                                                  -------    -------    -------
Tax-equivalent adjustment                             431        427        490
                                                  -------    -------    -------
Net interest income (fully taxable equivalent)    $ 7,605    $ 7,282    $ 7,529
                                                  =======    =======    =======

      The following Average Balance Sheet and Rate Analysis table presents the average assets, actual income or expense and the average yield on assets, liabilities and stockholders' equity for the years 2004, 2003 and 2002.

                     AVERAGE BALANCE SHEET AND RATE ANALYSIS
                         THREE YEARS ENDED DECEMBER 31,
                             (Dollars in thousands)

                                                    2004                           2003                          2002
                                                    ----                           ----                          ----
                                        Average   Interest  Average    Average   Interest  Average   Average   Interest   Average
                                        Balance   Inc./Exp  Yd/Rate    Balance   Inc./Exp  Yd/Rate   Balance   Inc./Exp   Yd/Rate
                                        -------   --------  -------    -------   --------  -------   -------   --------   -------
                                          (1)        (2)                 (1)        (2)                (1)        (2)
ASSETS:
Interest Bearing Deposits With Other
    Financial Institutions              $  4,652  $   51      1.10%   $  4,865   $    48     0.99%  $   4,363   $    65     1.49%
                                        --------  -------             --------   -------            ---------   -------
Investment Securities:
    Taxable                               52,428    1,580     3.01%     44,833     1,314     2.93%     38,182     1,769     4.63%
    State and Municipal
      Obligations (3)                      9,571      450     7.12%     13,046       609     6.96%     16,965       799     7.14%
                                        --------  -------             --------   -------            ---------   -------
Total Investment Securities             $ 61,999  $ 2,030     3.63%   $ 57,879   $ 1,923     4.35%  $  55,147   $ 2,568     5.40%
                                        --------  -------             --------   -------            ---------   -------
Federal Funds Sold                         1,053       16     1.52%      3,911        43     1.10%      3,091        51     1.65%
                                        --------  -------             --------   -------            ---------   -------
Loans:
    Taxable                             $139,086    8,360     6.01%    144,004     8,987     6.24%    144,685     9,943     6.89%
    Tax Free (3)                           8,262      386     7.08%      4,340       220     7.66%      2,860       153     8.10%
                                        --------  -------             --------   -------            ---------   -------
Total Loans                             $147,348  $ 8,746     6.27%   $148,344   $ 9,207     6.28%  $ 147,545   $10,096     6.90%
                                        --------  -------             --------   -------            ---------   -------
Total Interest-Earning Assets           $215,052  $10,843    $5.24%   $214,999   $11,221     5.42%  $210,1462   $12,780     6.31%
                                        --------  -------    -----    --------   -------            ---------   -------
Reserve for Loan Losses                  (1,405)                        (1,390)                        (1,101)
Cash and Due from Banks                    4,912                         9,682                          4,641
Other Assets                              12,888                         7,628                          9,788
                                        --------                      --------                      ---------
Total Assets                            $231,477                      $230,919                      $ 223,474

LIABILITIES AND CAPITAL:
Total Interest-Bearing Deposits         $154,840  $ 2,684     1.73%   $156,645   $ 3,401     2.17%  $ 149,113   $ 4,725     3.17%
U.S. Treasury Short-Term Borrowings          296        3     1.01%        351         3     0.85%        511         6     1.17%
Short-Term Borrowings - Other                  0        0     0.00%          0         0     0.00%          0         0     0.00%
Long-Term Borrowings                      11,343      681     6.00%     11,341       679     5.99%     11,352       680     5.99%
Repurchase Agreements                     18,184      301     1.66%     16,767       283     1.69%     17,221       330     1.92%
                                        --------  -------             --------   -------            ---------   -------
Total Interest-Bearing Liabilities      $184,663  $ 3,669     1.99%   $185,104   $ 4,366     2.36%  $ 178,197   $ 5,741     3.19%
                                        --------  -------             --------   -------            ---------   -------
Demand Deposits                           17,188                        15,977                         14,593
Other Liabilities                          1,460                         2,625                          4,069
Stockholders' Equity                      28,136                        27,213                         26,615
                                        --------                      --------                      ---------
Total Liabilities and Capital           $231,477                      $230,919                      $ 223,474
                                        ========                      ========                      =========
NET INTEREST INCOME/NET INTEREST
    MARGIN (4)                                    $ 7,174     3.34%              $ 6,855     3.19%              $ 7,039     3.35%
                                                  =======     ====               =======     ====               =======     ====
TAX-EQUIVALENT NET INTEREST INCOME/NET
    INTEREST MARGIN (5)                           $ 7,605     3.54%              $ 7,282     3.39%              $ 7,529     3.58%
                                                  =======     ====               =======     ====               =======     ====

(1) Average volume information was compared using daily (or monthly) averages for interest earning and bearing accounts. Certain balance sheet items utilized quarter end balances for averages. Due to the availability of certain daily and monthly average balance information, certain reclassifications were made to prior period amounts.

(2)   Interest on loans includes fee income.

(3) Yield on tax-exempt obligations and tax-exempt loans have been computed on a tax-equivalent basis.

(4) Net interest margin is computed by dividing net interest income by total interest-earning assets.

(5) Interest and yield are presented on a tax-equivalent basis using 34 percent for 2004, 2003 & 2002.

                        COMPONENTS OF NET INTEREST INCOME

      To enhance the understanding of the effects of volumes (the average balance of earning assets and costing liabilities) and average interest rate fluctuations on the balance sheet as it pertains to net interest income, the table below reflects these changes for 2004 versus 2003, 2003 versus 2002, and 2002 versus 2001:

        TABLE OF NET INTEREST INCOME COMPONENTS ON A TAX-EQUIVALENT BASIS
                  For the twelve months ended December 31, 2004
                             (Dollars in thousands)

                                                  2004 Versus 2003               2003 Versus 2002               2002 Versus 2001
                                                  ----------------               ----------------               ----------------
                                                Increase (Decrease)             Increase (Decrease)            Increase (Decrease)
                                                 Due to Changes In               Due to Changes In              Due to Changes In
                                       Average  Average           Average   Average              Average   Average
                                        Volume   Rate     Total    Volume    Rate       Total     Volume    Rate       Total
                                       -------  -------   -----   -------   -------     -----    -------   -------     -----
Interest Income:
Interest-Bearing Deposits with Other
    Financial Institutions              $  (2)   $   5    $   3    $   7    $   (22)   $   (15)   $ (90)   $  (171)   $  (261)
Taxable Securities                        223       36      259      308       (649)      (341)     278       (408)      (130)
State and Municipal Obligations          (242)      21     (221)    (280)       (31)      (311)     (14)        (9)       (23)
Federal Funds Sold                        (95)     (71)    (166)      14         52         66       50        (38)        12
Taxable Loans                            (307)    (331)    (638)     (47)      (940)      (987)     652     (1,392)      (740)
Tax Free Loans                            300      (25)     275      120        (13)       107        7          1          8
                                        -----    -----    -----    -----    -------    -------    -----    -------    -------
Total Earning Assets                    $(123)   $(365)   $(488)   $ 122    $(1,603)   $(1,481)   $ 883    $(2,017)   $(1,134)
                                        -----    -----    -----    -----    -------    -------    -----    -------    -------

Interest Expense:
Total Interest-Bearing Deposits         $ (39)   $(689)   $(728)   $ 239    $(1,491)   $(1,252)   $ 547    $(1,180)   $  (633)
U.S. Treasury - Short-Term Borrowings       0        1        1       (2)        (2)        (4)       1        (11)       (10)
Short-Term Borrowings - Other               0        0        0        0          0          0        0          0          0
Long-Term Borrowings                        0        1        1       (1)         0         (1)     (50)        (1)       (51)
Repurchase Agreements                      24       (5)      19       (9)       (40)       (49)     (65)      (338)      (403)
                                        -----    -----    -----    -----    -------    -------    -----    -------    -------
Total Interest-Bearing Deposits         $ (15)   $(692)   $(707)   $ 227    $(1,533)   $(1,306)   $ 433    $(1,530    $(1,097)
                                        -----    -----    -----    -----    -------    -------    -----    -------    -------
NET INTEREST INCOME                     $(108)   $ 327    $ 219    $(105)   $   (70)   $  (175)   $ 450    $  (487)   $   (37)
                                        =====    =====    =====    =====    =======    =======    =====    =======    =======

(1)   Includes non-accrual loans.

                               FINANCIAL CONDITION

      Our consolidated assets at December 31, 2004 were $235 million which represented an increase of $2 million or .9 percent over $233 million at December 31, 2003. The comparable increase for 2003 over 2002 was 1.7 percent or $4 million.

      Capital increased 3.3 percent from $27.6 million in 2003 to $28.5 million in 2004. The net adjustment reflected in stockholders equity for the fair market value of securities was a positive $376,000 for 2003 compared to a positive $213,000 for 2004. Common stock and surplus decreased a net $261,000 resulting from purchase and retirement of stock in the amount of $467,000 and stock issued under our stock plans in the amount of $206,000.

      Total average assets grew .2 percent from 2003 at $231.0 million to 2004 at $231.5 million. Average earning assets were $215.0 million in 2003 and $215.1 million in 2004.

      Loans increased 1.6 percent from $147.6 million at December 31, 2003 to $149.9 million at December 31, 2004.

      Non-interest bearing deposits grew 8.1 percent to $18.7 million at December 31, 2004 from $17.3 million at December 31, 2003. Interest bearing deposits decreased .5 percent from $154.5 million in 2003 to $153.8 million in 2004.

      The loan-to-deposit ratio is a key measurement of liquidity. Our loan-to-deposit ratio increased during 2004 to 86.9 percent compared to 85.9 percent during 2003.

      It is our opinion that the balance sheet mix and the interest rate risk associated with the balance sheet is within manageable parameters. Constant monitoring using asset/liability reports and interest rate risk scenarios are in place along with quarterly asset/liability management meetings on the committee level by the bank's Board of Directors. Additionally, the bank's Asset/Liability Committee meets quarterly with an investment consultant.

                                   INVESTMENTS
                             (Dollars in thousands)

                                                     2004      2003       2002
                                                   -------    -------    -------
Federal Agency Obligations                         $18,135    $16,002    $10,107
Mortgage-backed Securities                          32,021     33,338     22,690
Obligations of State and Political Subdivisions      8,930     10,773     15,751
Corporate Securities                                     0          0      3,419
Marketable Equity Securities                         1,378      1,341        363
Restricted Equity Securities                         1,370      1,321      1,198
                                                   -------    -------    -------
Total Investment Securities                        $61,834    $62,775    $53,528
                                                   -------    -------    -------

      All of our securities are available-for sale and are carried at estimated fair value. The following table sets forth the estimated maturity distribution of the investments, the weighted average yield for each type and ranges of maturity at December 31, 2004. Yields are presented on a tax-equivalent basis, are based upon carrying value and are weighted for the scheduled maturity. At December 31, 2004, our investment securities portfolio had an average maturity of approximately 4.65 years.

                                                                     (Dollars in Thousands)
                                                                     ----------------------
                                                     After One              After Five
                                                      Year But              Years But
                                       Within          Within                Within             After
                                      One Year       Five Years             Ten Years         Ten Years          Total
                                      --------       ----------      ----------------------   ---------          -----
                                  Amount   Yield   Amount  Yield         Amount    Yield    Amount   Yield   Amount  Yield
                                  ------   -----  -------  -----         ------    -----    ------   -----  -------  -----
Federal Agency Obligations         3,136   2.90%   43,068   3.25%        $3,004    4.21%    $  948   3.35%  $50,156  3.31%
Obligations of State and
  Political Subdivisions               0   0.00%        0   0.00%         4,287    7.13%     4,643   6.64%    8,930  6.88%
Marketable Equity Securities           0   0.00%        0   0.00%             0    0.00%     1,378   2.58%    1,378  2.58%
Restricted Equity Securities           0   0.00%        0   0.00%             0    0.00%     1,370   2.87%    1,370  2.87%
                                  ------          -------                ------             ------          -------
Total                             $3,136   2.90%  $43,068   3.25%        $7,291    6.03%    $8,339   5.25%  $61,834  3.82%
                                  ------          -------                ------             ------          -------

      Available-for-sale securities are reported on the balance sheet at fair value. An adjustment to capital, net of deferred taxes, is the offset for this entry. The possibility of material price volatility in a changing interest rate environment is offset by the availability to us of restructuring the portfolio for gap positioning at any time through the securities classed as available-for-sale. The impact of the fair value accounting was an unrealized gain, net of tax, on December 31, 2004 of $213,000 compared to an unrealized gain, net of tax, on December 31, 2003 of $376,000.

      The mix of securities in the portfolio is 81.1 percent Federal Agency Obligations, 14.4 percent Municipal Securities, and 4.5 percent Other. We do not engage in derivative investment products.

                                      LOANS

                                 LOAN PORTFOLIO
                                LOANS OUTSTANDING
                             (Dollars in thousands)

                                          2004          2003          2002         2001          2000
                                       ---------     ---------     ---------     ---------     ---------
Commercial                             $  12,182     $  15,328     $  15,033     $  13,091     $  14,412
Tax-Exempt                                10,062         6,214         3,535         1,947         2,869
Real Estate - Construction                   734         2,505         1,185         2,538         1,648
Real Estate                              122,104       118,129       123,746       115,716       106,604
Personal                                   4,738         5,410         7,902         9,962        12,317
                                       ---------     ---------     ---------     ---------     ---------
Total Gross Loans                      $ 149,820     $ 147,586     $ 151,401     $ 143,254     $ 137,850
Add (Deduct) Unearned discount               (46)          (64)         (139)         (279)         (486)
Unamortized loan costs, net of fees          126           109            76            15            (4)
                                       ---------     ---------     ---------     ---------     ---------
Loans, Net                             $ 149,900     $ 147,631     $ 151,338     $ 142,990     $ 137,360
                                       ---------     ---------     ---------     ---------     ---------

      The loan portfolio increased 1.6 percent from $147.6 million in 2003 to $149.9 million in 2004. The percentage distribution in the loan portfolio was
82.0 percent in real estate loans at $123.0 million; 8.1 percent in commercial loans at $12.2 million; 3.2 percent in consumer loans at $4.7 million; and 6.7 percent in tax exempt loans at $10.0 million. Real estate loans were comprised of 6.5 percent with 7/3-year adjustable rates, 5.1 percent with 5-year adjustable rates; 35.9 percent with 3-year adjustable rates; 14.3 percent with 1-year adjustable rates; and 9.3 percent with one-day to 3-month adjustable rates. Many adjustable rate loans have bi-weekly payments. The remaining 28.9 percent of real estate loans were fixed rates.

      The following table presents the percentage distribution of loans by category as of the date indicated:

                        For the years ended December 31,

                                  2004 (%)       2003 (%)        2002 (%)      2001 (%)      2000 (%)
                                  --------      ---------       ---------     ---------     ---------
Commercial                          8.13          10.38            9.93          9.14         10.45
Tax Exempt                          6.71           4.21            2.34          1.36          2.08
Real Estate-Construction             .49           1.70            0.78          1.77          1.20
Real Estate                        81.54          80.04           81.73         80.78         77.33
Personal                            3.13           3.67            5.22          6.95          8.94
                                  ------         ------          ------        ------        ------
Total Loans                       100.00         100.00          100.00        100.00        100.00
                                  ======         ======          ======        ======        ======

The following table shows the maturity of loans in specified categories of CCFNB's loan portfolio at December 31, 2004, and the amount of such loans with predetermined fixed rates or with floating or adjustable rates:

                                                          December 31, 2004
                                             -------------------------------------------
                                                        Maturing     Maturing
                                             Maturing     After       After     Maturing
                                              In One    One Year    Five Years   After
                                               Year      Through      Through      Ten
                                             Or Less   Five Years   Ten Years    Years      Total
                                             --------  ----------   ----------  --------   -------
Amounts in Thousands
Commercial, Tax Exempt, Real Estate and
  Personal Loans                             $56,506     $76,042     $14,253     $2,285    $149,086
Real Estate-Construction Loans                   734           0           0          0         734
                                             -------     -------     -------     ------    --------
Total                                        $57,240     $76,042     $14,253     $2,285    $149,820
                                             =======     =======     =======     ======    ========
Amount of Such Loans with:
  Predetermined Fixed Rates                  $ 6,002     $22,738     $11,011     $2,285    $ 42,036
  Floating or Adjustable Rates                51,238      53,304       3,242          0     107,784
                                             -------     -------     -------     ------    --------
Total                                        $57,240     $76,042     $14,253     $2,285    $149,820
                                             =======     =======     =======     ======    ========

                           DEPOSITS AND BORROWED FUNDS

                    TABLE OF DISTRIBUTION OF AVERAGE DEPOSITS
                             (DOLLARS IN THOUSANDS)

                                                 December 31,
                                       --------------------------------
                                         2004        2003        2002
                                       --------    --------    --------
Demand deposits                        $ 46,953    $ 43,106    $ 39,168
Savings deposits                         37,881      36,881      33,128
Time deposits                            51,133      52,599      53,631
Time deposits, $100,000 and over         36,061      40,036      37,779
                                       --------    --------    --------
Total                                  $172,028    $172,622    $163,706
                                       --------    --------    --------

          TABLE OF MATURITY DISTRIBUTION OF TIME DEPOSITS OVER $100,000
                             (Dollars in thousands)

                                             December 31,
                                    -----------------------------
                                      2004       2003       2002
                                    -------    -------    -------
Three months or less                $ 6,695    $ 7,571    $ 9,236
Over three months to six months       3,034      2,099      5,769
Over six months to twelve months      6,879      6,990      8,123
Over twelve months                    9,722     11,272      8,063
                                    -------    -------    -------
Total                               $26,330    $27,932    $31,191
                                    =======    =======    =======

      Total average deposits decreased by .01 percent from $172.6 million at year-end 2003 to $172.0 million at year-end 2004. Average savings deposits increased to $37.9 million at year-end 2004 from $36.9 million at year-end 2003. Average time deposits decreased 5.9 percent from $92.6 million at year-end 2003 to $87.2 million at year-end 2004. Average non-interest bearing demand deposits increased to $17.2 million for 2004 from $16.0 million for 2003. Average interest bearing NOW accounts increased 13.4 percent from $27.1 million for 2003 to $29.8 million for 2004. This change in deposit mix resulted in an overall positive impact to earnings due to the decrease in Certificates of Deposit and the increase in core deposits.

      Short-term borrowings, securities sold under agreements to repurchase and day-to-day borrowings from the FHLB increased 2.9 percent from $20.6 million at year-end 2003 to $21.2 million at year-end 2004. Treasury Tax and Loan deposits held by us for the U.S. Treasury averaged $296,000 for 2004. One-day borrowings did not occur in 2004 and repurchase agreements increased from an average $16.8 million in 2003 to $18.2 million in 2004. Long-term borrowings, namely borrowings from the FHLB-Pgh, averaged $11.3 million for 2004.

                              NON-PERFORMING ASSETS
                         PAST DUE AND NON-ACCRUAL LOANS
                             (Dollars in thousands)

                                            Real      Installment
    2004                                   Estate        Loans      Commercial  Total
    ----                                   ------     -----------   ----------  ------
Days 30-89                                 $  421        $71           $  0     $  492
Days 90 Plus                                   20          0              0         20
Non-accrual                                   902          0            339      1,241
                                           ------        ---           ----     ------
Total                                      $1,343        $71           $339      1,753
                                           ======        ===           ====     ======

                                            Real     Installment
    2003                                   Estate       Loans     Commercial    Total
    ----                                   ------    -----------  ----------    ------
Days 30-89                                 $  438       $66          $ 81       $  585
Days 90 Plus                                  345         0            24          369
Non-accrual                                 1,208         3           641         1852
                                           ------       ---          ----       ------
Total                                      $1,991       $69          $746       $2,806
                                           ======       ===          ====       ======

                                           Real     Installment
    2002                                  Estate       Loans       Commercial   Total
    ----                                  ------    -----------    ----------   ------
Days 30-89                                $1,216       $112          $  513     $1,841
Days 90 Plus                                  40         10               0         50
Non-accrual                                1,279          6             837      2,122
                                          ------       ----          ------     ------
Total                                     $2,535       $128          $1,350     $4,013
                                          ======       ====          ======     ======

      At year-end 2004, loans 30-89 days past due totaled $492,000 compared to $585,000 at year-end 2003. Past due loans 90 days plus totaled $20,000 at year-end 2004 compared to $369,000 at year-end 2003. Non-accrual loans at year-end 2004 totaled $1,241,000 compared to $1,852,000 at year-end 2003. Overall, past due and non-accrual loans decreased 37.5 percent from $2,806,000 at year-end 2003 to $1,753,000 at year-end 2004. During this same period of time, the ratio of net charge offs during the period to average loans outstanding during the period was .11 percent. (See Summary of Loan Loss Experience). We do not consider these percentages to be significant or material.

      Refer to the Loan section of footnote one to the Consolidated Financial Statements, Item 8.

      The following table presents a summary of CCFNB's loan loss experience as of the dates indicated:

                                                                    For Years Ended December 31,
                                               ----------------------------------------------------------------------
                                                  2004           2003          2002           2001           2000
                                               ---------      ---------      ---------      ---------      ---------
Loans Outstanding at End of Period             $ 149,900      $ 147,631      $ 151,338      $ 142,990      $ 137,360
                                               =========      =========      =========      =========      =========

Average Loans Outstanding During the Period    $ 147,348      $ 148,344      $ 147,545      $ 139,219      $ 134,325
                                               =========      =========      =========      =========      =========

Allowance for Loan Losses:
  Balance, Beginning of Period                 $   1,415      $   1,298      $   1,028      $   1,008      $     985
                                               ---------      ---------      ---------      ---------      ---------
Loans Charged Off:
  Commercial and Industrial                         (147)           (52)           (29)           (94)             0
  Real Estate Mortgages                              (25)             0            (17)           (13)            (1)
  Consumer                                           (31)           (76)           (54)           (82)           (97)
                                               ---------      ---------      ---------      ---------      ---------
Total Loans Charged Off                             (203)          (128)          (100)          (189)           (98)
Recoveries:
  Commercial and Industrial                            0             12             19             14              5
  Real Estate Mortgages                                5              0              0              0              3
  Credit Cards                                         0              0              0              3              4
  Consumer                                            35             33             42             29             55
                                               ---------      ---------      ---------      ---------      ---------
Total Recoveries                                      40             45             61             46             67
                                               ---------      ---------      ---------      ---------      ---------
Net Loans Charged Off                               (163)           (83)           (39)          (143)           (31)
Provision for Loan Losses                            140            200            390            163             54
                                               ---------      ---------      ---------      ---------      ---------
Balance, End of Period                         $   1,392      $   1,415      $   1,298      $   1,028      $   1,008
                                               =========      =========      =========      =========      =========

Ratio of net charge-offs during the year to
  average loans outstanding during year             0.11%          0.06%          0.03%          0.10%          0.02%
                                               =========      =========      =========      =========      =========

      The following table presents an allocation of CCFNB's allowance for loan losses for specific categories as of the dates indicated:

                                    For Years Ended December 31,
                         ----------------------------------------------
                          2004      2003      2002      2001      2000
                         ------    ------    ------    ------    ------
Commercial               $  349    $  493    $  406    $  372    $  173
Real Estate Mortgages       755       696       723       464       318
Consumer                     24        28        66        94        79
Unallocated                 264       198       103        98       438
                         ------    ------    ------    ------    ------
Total                    $1,392    $1,415    $1,298    $1,028    $1,008
                         ------    ------    ------    ------    ------

      The following table presents a summary of CCFNB's nonaccrual, restructured and past due loans as of the dates indicated:

                                                             For Years Ended December 31,
                                                  2004        2003        2002       2001        2000
                                                --------    --------    --------    -------    -------
Nonaccrual, Restructured and Past Due Loans:
  Nonaccrual Loans                              $  1,241    $  1,336    $  2,112    $   729    $   312
  Restructured Loans on Accrual Status                 0         516           0          0          0
  Accrual Loans Past Due 90 Days or More              20         369          50        969        344
                                                --------    --------    --------    -------    -------
Total Nonaccrual, Restructured and Past
  Due Loans                                     $  1,261    $  2,221    $  2,162    $ 1,698    $   656
                                                ========    ========    ========    =======    =======

Other Real Estate                               $      0    $     36    $     68    $     0    $     0

Interest Income That Would Have Been
  Recorded Under Original Terms                 $129,182    $142,873    $131,335    $37,712    $24,225

Interest Income Recorded During the Period      $ 86,834    $ 17,586    $ 67,873    $61,568    $ 5,023

                 ALLOWANCE FOR LOAN LOSSES AND RELATED PROVISION
                             (Dollars in Thousands)

                                       Outstanding Balance at December 31,
                         --------------------------------------------------------------
                                2004                 2003                 2002
                         -------------------  -------------------  --------------------
                                 % of Loans            % of Loans           % of Loans
                                 in Category          in Category           in Category
                                   to Total            to Total              to Total
                         Amount     Loans     Amount     Loans     Amount      Loans
                         ------  -----------  ------  -----------  ------   -----------
Commercial               $  349     15.6      $  493      13.1     $  406      13.0
Real estate mortgages       755     81.3         696      81.7        723      82.0
Consumer                     24      3.1          28       5.2         66       5.0
Unallocated                 264      N/A         198       N/A        103       N/A
                         ------    -----      ------     -----     ------     -----
                         $1,392    100.0      $1,415     100.0     $1,298     100.0
                         ------    -----      ------     -----     ------     -----

      The allowance for loan losses was $1,392,000 at December 31, 2004, compared to $1,415,000 at December 31, 2003. This allowance equaled .93 percent and .96 percent of total loans, net of unearned income, at the end of 2004 and 2003. This allowance was considered adequate based on delinquency trends and actual loans written as it relates to the loan portfolio.

      The loan loss reserve was analyzed quarterly and reviewed by the bank's Board of Directors. The assessment of the loan policies and procedures during 2004 revealed no anticipated loss on any loans considered "significant". No concentration or apparent deterioration in classes of loans or pledged collateral was evident. Monthly loan meetings with the bank's Credit Administration Committee reviewed new loans, delinquent loans and loan exceptions to determine compliance with policies.

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

      Quantitative measures established by federal banking regulation to ensure capital adequacy require that we maintain minimum amounts and ratios (set forth in the following table) of Total and Tier I Capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I Capital (as defined) to average assets (as defined).

      As of December 31, 2004, the most recent notification from the Comptroller of the Currency, the Bank's primary federal regulator, categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the Table. There are no conditions or events since that notification that management believes have changed the institution's category.

      The Bank's actual capital amounts are ratios in the following table:

                                                                                      TO be Well
                                                                                  Capitalized Under
                                                               For Capital        Prompt Corrective
                                            Actual          Adequacy Purposes     Action Provisions
                                     ---------------------  ------------------  ---------------------
                                     Amount       Ratio(%)   Amount   Ratio(%)   Amount      Ratio(%)
                                     ------       --------  -------   --------  -------      --------
As of December 31, 2004:
    Total Risk Based Capital
        (To risk-weighted assets)    $30,027       20.31%   $11,827     8.00%   $14,784       10.00%

    Tier I Capital
        (To risk-weighted assets)    $28,488       19.27%   $ 5,913     4.00%   $ 8,870        6.00%
    Tier I Capital
        (To average assets)          $34,669       12.17%   $11,394     4.00%   $14,244        5.00%

As of December 31, 2003:
    Total Risk Based Capital
        (To risk-weighted assets)    $28,752       19.88%   $11,570     8.00%   $14,463       10.00%
    Tier I Capital
        (To risk-weighted assets)    $27,220       18.82%   $ 5,785     4.00%   $ 8,678        6.00%
    Tier I Capital
        (To average assets)          $26,303       11.79%   $ 8,924     4.00%   $11,155        5.00%

      Our capital ratios are not materially different from those of the Bank.

      Dividend payouts are restricted by the Pennsylvania Business Corporation Law of 1988, as amended (the BCL). The BCL operates generally to preclude dividend payments if the effect thereof would render us unable to meet our obligations as they become due. As a practical matter, our payment of dividends is contingent upon our ability to obtain funding in the form of dividends from the Bank. Payment of dividends to us by the Bank is subject to the restrictions set forth in the National Bank Act. Generally, the National Bank Act would permit the Bank to declare dividends in 2005 of approximately $1,142,885 plus additional amounts equal to the net income earned in 2005 for the period January 1, 2005 through the date of declaration, less any dividends which may be paid in 2005.

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

                      STATEMENT OF INTEREST SENSITIVITY GAP
                             (Dollars in thousands)
                                DECEMBER 31, 2004

                                                                    >90 Days
                                                         90 Days       But     1 to 5    5 to 10    > 10
                                                         Or Less    < 1 Year    Years     Years     Years      Total
                                                         --------   --------  --------  --------   --------   --------
Short-term investments                                   $  7,815   $      0  $      0  $      0   $      0   $  7,815
Securities Available-for-Sale (1)                           4,844     18,365    33,566     2,293      2,766     61,834
Loans (1)                                                  30,741     32,570    78,632     7,957          0    149,900
                                                         --------   --------  --------  --------   --------   --------
    Rate Sensitive Assets                                  43,400     50,935   112,198    10,250      2,766    219,549
                                                         --------   --------  --------  --------   --------   --------
Deposits:
Interest-bearing demand deposits (2)                     $  4,428   $  4,131  $ 22,578  $      0   $      0   $ 31,137
Savings (2)                                                 5,485      5,107    27,234         0          0     37,826
Time                                                       23,521     28,843    32,473         0          0     84,837
Borrowed funds                                             20,322          0     1,435         0          0     21,757
Long-term debt                                                  3          9     2,191     9,014        106     11,323
Shareholders' equity                                          414      1,242     6,601     8,257     11,992     28,506
                                                         --------   --------  --------  --------   --------   --------
    Rate Sensitive Liabilities and Shareholders' Equity    54,173     39,332    92,512    17,271     12,098    215,386
                                                         --------   --------  --------  --------   --------   --------
Interest Sensitivity Gap                                  (10,773)    11,603    19,686    (7,021)    (9,332)     4,163
Cumulative Gap                                           $(10,773)  $    830  $ 20,516  $ 13,495   $  4,163   $      0

(1) Investments and loans are included at the earlier of repricing or maturity adjusted for the effects of prepayments.

(2) Interest bearing demand and savings accounts are included based on historical experience and managements' judgment about the behavior of these deposits in changing interest rate environments.

      At December 31, 2004, our cumulative gap positions and the potential earnings change resulting from a 200 basis point change in rates were within the internal risk management guidelines.

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

      The following table provides information about our financial instruments. The table presents the financial instruments including the expected cash flow over the next five years. In addition the average interest rate is shown for each period presented. The table also includes the fair market value for each category of financial instruments as of December 31, 2004. This presentation differs from the above gap report primarily due to presenting the financial instruments based on a contractual maturity as opposed to a repricing scenario as reflected in the above gap report.

              PRINCIPAL / NOTIONAL AMOUNTS ESTIMATED TO MATURE IN:
                             (Dollars in thousands)

                                                                                                              Fair
                                                                                        There-               Value
                                           2005      2006     2007     2008     2009    After     Total     12-31-04
                                           ----     ------   ------   ------   ------   ------   --------   --------
Rate sensitive assets:
Fixed interest loans (1)                    6,002    7,657    5,816    4,933    4,332   13,490   $ 42,230   $ 42,036
  Average interest rate                      6.42%    6.26%    6.01%    5.68%    5.86%    4.78%      5.28%
Variable interest rate loans (2)           48,415   18,591   16,670    3,204    7,811    3,237   $107,670   $108,032
  Average interest rate                      5.29%    6.02%    5.75%    5.95%    4.79%    6.64%      5.58%
Fixed interest rate securities (2)              0    3,889    6,601    9,806    4,791   15,171   $ 40,258   $ 40,258
  Average interest rate                      0.00%    2.67%    3.03%    3.13%    3.40%    4.90%      3.75%
Variable interest rate securities (2)       2,748        0        0    1,000    2,496   15,332   $ 21,576   $ 21,576
  Average interest rate                      2.69%    0.00%    0.00%    3.00%    3.00%    3.62%      3.42%
Other interest-bearing assets               7,815        0        0        0        0        0   $  7,815   $  7,815
  Average interest rate                      2.16%    0.00%    0.00%    0.00%    0.00%    0.00%      2.16%
Rate sensitive liabilities:
Non-interest-bearing checking (2)           5,231    3,364    3,364    3,364    3,364        0   $ 18,687   $ 18,687
  Average interest rate                      0.00%    0.00%    0.00%    0.00%    0.00%    0.00%      0.00%
Savings & interest-bearing checking (2)    15,999   10,649   10,649   10,649   10,649        0   $ 58,595   $ 58,595
  Average interest rate                       .30%     .30%     .30%     .30%     .30%    0.00%       .30%
Money market accounts (2)                   3,921    2,941    2,941        0        0        0   $  9,803   $  9,803
  Average interest rate                       .35%     .35%     .35%    0.00%    0.00%    0.00%       .35%
Time deposits (under $100,000)             30,015    9,948    8,040    7,678    3,391        0   $ 59,072   $ 59,601
  Average interest rate                      1.99%    2.34%    3.41%   .3.85%    4.00%    0.00%      2.59%
Time deposits (over $100,000)              16,608    1,831    2,194    2,861    2,836        0   $ 26,330   $ 26,588
  Average interest rate                      2.94%    3.89%    4.28%    4.04%    4317%    0.00%      3.51%
Fixed interest rate borrowings                 13       14      160        4      128        4   $    323   $    323
  Average interest rate                      5.91%    5.91%    5.91%    5.91%    5.91%    5.91%      5.91%
Variable interest rate borrowings          21,629        0        0    2,000      128    9,000   $ 32,757   $ 32,852
  Average interest rate                      1.43%    0.00%    0.00%    5.99%    5.99%    5.99%      3.04%

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                 CONSOLIDATED FINANCIAL STATEMENTS AND FOOTNOTES
                   FOR THE FISCAL YEAR-ENDED DECEMBER 31, 2004

CCFNB BANCORP, INC. AND SUBSIDIARY

      CCFNB Bancorp, Inc. (the "Corporation") is a registered bank holding company and organized under the Pennsylvania business corporation law. The assets are primarily those of its wholly owned subsidiary, the Columbia County Farmers National Bank.

      The Columbia County Farmers National Bank is a full service nationally-chartered financial institution serving customers from seven locations in Columbia County; namely Orangeville, Bloomsburg, Benton, Buckhorn, South Centre, Millville and Lightstreet. The deposits of the Bank are insured by the Federal Deposit Insurance Corporation to the maximum extent provided by law.

CONSOLIDATED SELECTED FINANCIAL DATA
(In thousands of dollars, except per share data and ratios)

                                    2004       2003       2002
                                    ----       ----       ----
EARNINGS
     Interest income              $ 10,843   $ 11,221   $ 12,780
     Interest expense                3,669      4,366      5,741
     Provision for loan losses         140        200        309
     Investment securities gains         4          8        137
     Net income                      2,217      2,163      1,922

PER SHARE
     Net Income                   $   1.74   $   1.69   $   1.47
     Cash dividends                    .70        .66        .63

BALANCES AT DECEMBER 31
     Assets                       $235,377   $232,914   $229,032
     Investment securities          61,834     62,775     53,528
     Net loans                     148,508    146,215    150,040
     Deposits                      172,487    171,786    172,127
     Stockholders' equity           28,506     27,603     26,840

RATIOS
     Return on average assets          .96%       .94%       .86%
     Return on average equity         7.88%      7.95%      7.22%
     Dividend payout ratio           40.19%     39.02%     42.86%

CCFNB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2004 AND 2003

                                                                          2004          2003
                                                                          ----          ----
ASSETS
Cash and due from banks                                                $  5,017,525  $  6,358,541
Interest-bearing deposits with other banks                                1,820,989     5,480,177
Federal funds sold                                                        5,994,013       523,336
Investment securities available-for-sale                                 61,834,051    62,774,590
Loans, net of unearned income                                           149,899,701   147,630,702
Allowance for loan losses                                                 1,391,826     1,415,431
                                                                       ------------  ------------
   Net loans                                                            148,507,875   146,215,271
Premises and equipment, net                                               4,518,625     4,282,457
Other real estate owned                                                           -        35,696
Cash surrender value of bank-owned life insurance                         6,199,187     5,907,940
Accrued interest receivable                                                 816,281       810,912
Other assets                                                                668,158       525,401
                                                                       ------------  ------------

   TOTAL ASSETS                                                        $235,376,704  $232,914,321
                                                                       ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits:
 Non-interest bearing                                                  $ 18,687,440  $ 17,313,192
 Interest bearing                                                       153,799,669   154,472,449
                                                                       ------------  ------------
   Total Deposits                                                       172,487,109   171,785,641
Short-term borrowings                                                    21,757,386    20,990,219
Long-term borrowings                                                     11,323,443    11,335,477
Accrued interest and other expenses                                       1,268,762     1,186,968
Other liabilities                                                            33,507        12,618
                                                                       ------------  ------------
   TOTAL LIABILITIES                                                    206,870,207   205,310,923
                                                                       ============  ============

STOCKHOLDERS' EQUITY
Common stock, par value $1.25 per share; authorized 5,000,000 shares;
 issued and outstanding 1,267,718 shares 2004, 1,276,445 shares 2003      1,584,648     1,595,556
Surplus                                                                   3,384,761     3,634,608
Retained earnings                                                        23,323,955    21,997,539
Accumulated other comprehensive income                                      213,133       375,695
                                                                       ------------  ------------
   TOTAL STOCKHOLDERS' EQUITY                                            28,506,497    27,603,398
                                                                       ------------  ------------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $235,376,704  $232,914,321
                                                                       ============  ============

The accompanying notes are an integral part of these consolidated financial statements.

CCFNB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

                                                     2004         2003         2002
                                                     ----         ----         ----
INTEREST INCOME
Interest and fees on loans                        $ 8,746,190  $ 9,206,892  $10,096,412
Interest and dividends on investment securities:
 Taxable                                            1,508,096    1,252,973    1,710,258
 Tax-exempt                                           449,988      609,478      798,663
 Dividends                                             71,944       60,934       58,792
Federal funds sold                                     15,662       42,562       51,224
Deposits in other banks                                51,279       48,487       64,872
                                                  -----------  -----------  -----------
   TOTAL INTEREST INCOME                           10,843,159   11,221,326   12,780,221
                                                  -----------  -----------  -----------
INTEREST EXPENSE
Deposits                                            2,684,235    3,400,449    4,724,904
Short-term borrowings                                 303,883      286,216      336,364
Long-term borrowings                                  680,816      679,277      679,936
                                                  -----------  -----------  -----------
   TOTAL INTEREST EXPENSE                           3,668,934    4,365,942    5,741,204
                                                  -----------  -----------  -----------

Net interest income                                 7,174,225    6,855,384    7,039,017
Provision for loan losses                             140,000      200,000      309,000
                                                  -----------  -----------  -----------
   NET INTEREST INCOME AFTER PROVISION
   FOR LOAN LOSSES                                  7,034,225    6,655,384    6,730,017
                                                  -----------  -----------  -----------

NON-INTEREST INCOME
Service charges and fees                              841,245      691,332      649,071
Gain on sale of loans                                  26,310      190,382        1,435
Bank-owned life insurance income                      257,246      247,334       27,968
Trust department                                      165,017      147,436      215,145
Other                                                 236,943      222,969      180,059
Investment securities gains, net                        3,537        8,369      136,892
                                                  -----------  -----------  -----------
   TOTAL NON-INTEREST INCOME                        1,530,298    1,507,822    1,210,570
                                                  -----------  -----------  -----------

NON-INTEREST EXPENSE
Salaries                                            2,288,564    2,199,135    2,136,784
Pensions and other employee benefits                  772,833      746,350      729,689
Occupancy, net                                        394,134      378,867      354,643
Equipment                                             474,879      476,233      587,168
State shares tax                                      273,861      275,093      254,208
Professional services                                 228,302      223,658      219,929
Directors' fees                                       147,152      140,511      140,719
Stationery and supplies                               136,232      116,336      128,793
Other                                               1,030,042      853,019      927,239
                                                  -----------  -----------  -----------
   TOTAL NON-INTEREST EXPENSE                       5,745,999    5,409,202    5,479,172
                                                  -----------  -----------  -----------

Income before income taxes                          2,818,524    2,754,004    2,461,415
Income tax expense                                    601,111      591,107      539,157
                                                  -----------  -----------  -----------
   NET INCOME                                     $ 2,217,413  $ 2,162,897  $ 1,922,258
                                                  ===========  ===========  ===========

PER SHARE DATA
Net income                                        $      1.74  $      1.69  $      1.47
Cash dividends                                           0.70         0.66         0.63
Weighted average shares outstanding                 1,274,034    1,281,265    1,309,084

The accompanying notes are an integral part of these consolidated financial statements

CCFNB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
________________________________________________________________________________

                                                                                                  Other
                                             Common                 Comprehensive  Retained   Comprehensive  Treasury
                                             Stock       Surplus       Income      Earnings   Income (loss)    Stock      Total
                                          -----------  -----------  ------------- ----------- ------------- ---------- ------------
BALANCE AT DECEMBER 31, 2001              $ 1,657,715  $ 4,730,002                $19,578,971 $      75,327 $        - $ 26,042,015

Comprehensive income:
   Net income                                       -            -  $   1,922,258   1,922,258             -          -    1,922,258
   Change in net unrealized gain on
     investment securities
     available-for-sale,
     net of reclassification adjustment
     and tax effects                                -            -        461,471           -       461,471          -      461,471
                                                                    -------------
   Total comprehensive income                                       $   2,383,729
                                                                    -------------
Issuance of 8,052 shares of common stock
   under dividend reinvestment and stock
   purchase plans                              10,065      167,188                          -             -          -      177,253
Purchase of 41,500 shares of treasury               -            -                          -             -   (940,400)    (940,400)
   stock
Retirement of 41,500 shares of treasury
   stock                                      (51,875)    (888,525)                         -             -    940,400            -
Cash dividends $.63 per share                       -            -                   (822,598)            -          -     (822,598)
                                          -----------  -----------                ----------- ------------- ---------- ------------
BALANCE AT  DECEMBER 31, 2002               1,615,905    4,008,665                 20,678,631       536,798          -   26,839,999

Comprehensive income:
   Net income                                       -            -  $   2,162,897   2,162,897             -          -    2,162,897
   Change in net unrealized gain on
     investment securities
     available-for-sale,
     net of reclassification adjustment
     and tax effects                                -            -       (161,103)          -      (161,103)         -     (161,103)
                                                                    -------------
   Total comprehensive income                                       $   2,001,794
                                                                    -------------
Issuance of 7,709 shares of common stock
   under dividend reinvestment and stock
   purchase plans                               9,636      184,159                          -             -          -      193,795
Purchase of 23,988 shares of treasury               -            -                          -             -   (588,201)    (588,201)
   stock
Retirement of 23,988 shares of treasury
   stock                                      (29,985)    (558,216)                         -             -    588,201            -
Cash dividends $.66 per share                       -            -                   (843,989)            -          -     (843,989)
                                          -----------  -----------                ----------- ------------- ---------- ------------
BALANCE AT  DECEMBER 31, 2003               1,595,556    3,634,608                 21,997,539       375,695          -   27,603,398

Comprehensive income:
   Net income                                       -            -  $   2,217,413   2,217,413             -          -    2,217,413
   Change in net unrealized gain on
     investment securities
     available-for-sale,
     net of reclassification adjustment
     and tax effects                                -            -       (162,562)          -      (162,562)         -     (162,562)
   Total comprehensive income                                       $   2,054,851
Issuance of 7,273 shares of common stock
   under dividend reinvestment and stock
   purchase plans                               9,092      197,153                          -             -          -      206,245
Purchase of 16,000 shares of treasury               -            -                          -             -   (467,000)    (467,000)
   stock
Retirement of 16,000 shares of treasury
   stock                                      (20,000)    (447,000)                         -             -    467,000            -
Cash dividends $.70 per share                       -            -                   (890,997)            -          -     (890,997)
                                          -----------  -----------                ----------- ------------- ---------- ------------

BALANCE AT DECEMBER 31, 2004              $ 1,584,648  $ 3,384,761                $23,323,955 $     213,133 $        - $ 28,506,497
                                          -----------  -----------                ----------- ------------- ---------- ------------

The accompanying notes are an integral part of these consolidated financial statements.

CCFNB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

                                                                                2004            2003           2002
                                                                             ------------   ------------   ------------
OPERATING ACTIVITIES
Net income                                                                   $  2,217,413   $  2,162,897   $  1,922,258
Adjustments to reconcile net income to net cash provided by
   operating activities:
      Provision for loan losses                                                   140,000        200,000        309,000
      Depreciation and amortization                                               374,664        379,733        479,529
      Premium amortization on investment securities                               336,292        542,743        240,126
      Discount accretion on investment securities                                 (24,230)       (27,925)       (21,966)
      Deferred income taxes (benefit)                                              78,844        (57,242)      (139,369)
      (Gain) on sales of investment securities available-for-sale                  (3,537)        (8,369)      (136,892)
      (Gain) on sale of mortgage loans                                            (26,310)      (190,382)        (1,435)
      Proceeds from sale of mortgage loans                                      1,895,310      9,156,607        143,315
      Originations of mortgage loans for resale                                (2,137,886)    (8,966,225)      (142,065)
      (Gain) loss on sales of other real estate owned                               3,180        (30,169)             -
      (Gain) loss from investment in insurance agency                             (17,248)        (4,865)           (78)
      (Increase) decrease in accrued interest receivable                           (5,368)        83,322         83,200
      Increase in other assets - net                                              (95,298)       (17,677)       (11,510)
      Net increase in cash surrender value of bank owned life insurance          (291,247)      (281,334)       (76,967)
      Increase (decrease) in accrued interest and other expenses                   81,794       (145,616)       (49,559)
      Increase (decrease) in other liabilities - net                               20,889        (43,145)        46,100
                                                                             ------------   ------------   ------------
            NET CASH PROVIDED BY OPERATING ACTIVITIES                           2,547,262      2,752,353      2,643,687
                                                                             ------------   ------------   ------------
INVESTING ACTIVITIES
Purchase of investment securities available-for-sale                          (24,794,418)   (50,383,679)   (31,616,079)
Proceeds from sales, maturities and redemption of investment
    securities available-for-sale                                              25,154,814     40,408,337     35,831,825
Proceeds from sales of other real estate owned                                     32,516         98,069              -
Net (increase) decrease in loans                                               (2,163,718)     3,589,038     (8,454,934)
Purchase of premises and equipment                                               (610,832)      (247,505)      (259,713)
Purchase of bank owned life insurance policies                                          -     (2,000,000)    (3,000,000)
                                                                             ------------   ------------   ------------
            NET CASH USED IN INVESTING ACTIVITIES                              (2,381,638)    (8,535,740)    (7,498,901)
                                                                             ------------   ------------   ------------
FINANCING ACTIVITIES
Net increase (decrease) in deposits                                               701,468       (341,470)    16,461,354
Net increase (decrease) in short-term borrowings                                  767,167      3,715,967     (2,506,672)
Repayment of long-term borrowings                                                 (12,034)       (11,338)       (10,682)
Acquisition of treasury stock                                                    (467,000)      (588,201)      (940,400)
Proceeds from issuance of common stock                                            206,245        193,795        177,253
Cash dividends paid                                                              (890,997)      (843,989)      (822,598)
                                                                             ------------   ------------   ------------
            NET CASH PROVIDED BY FINANCING ACTIVITIES                             304,849      2,124,764     12,358,255
                                                                             ------------   ------------   ------------
            INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      470,473     (3,658,623)     7,503,041

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                 12,362,054     16,020,677      8,517,636
                                                                             ------------   ------------   ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                     $ 12,832,527   $ 12,362,054   $ 16,020,677
                                                                             ------------   ------------   ------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
      Interest                                                               $  3,698,805   $  4,535,604   $  5,800,312
      Income taxes                                                           $    569,349   $    624,526   $    780,669

The accompanying notes are an integral part of these consolidated financial statements.

CCFNB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

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

NATURE OF OPERATIONS & LINES OF BUSINESS

      The Corporation provides full banking services, including trust services, through the Bank, to individuals and corporate customers. The Bank has seven offices covering an area of approximately 484 square miles in Northcentral Pennsylvania. The Corporation and its banking subsidiary are subject to regulation of the Office of the Comptroller of the Currency, The Federal Deposit Insurance Corporation and the Federal Reserve Bank of Philadelphia.

      Procuring deposits and making loans are the major lines of business. The deposits are mainly deposits of individuals and small businesses and the loans are mainly real estate loans covering primary residences and small business enterprises. The trust services, under the name of CCFNB and Co., include administration of various estates, pension plans, self-directed IRA's and other services. A third-party brokerage arrangement is also resident in the Lightstreet branch. This investment center offers a full line of stocks, bonds and other non-insured financial services.

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

DERIVATIVES

      The Bank has outstanding loan commitments that relate to the origination of mortgage loans that will be held for resale. Pursuant to Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", SFAS No. 149, "Amendment of Statement 133 on Derivative and Hedging Activities" and the guidance contained in the Derivatives Implementation Group Statement 133 Implementation Issue No. C 13, the Bank has accounted for such loan commitments as derivative instruments. The effective date of the implementation guidance is the first day of the first fiscal quarter beginning after April 10, 2002. The outstanding loan commitments in this category did not give rise to any losses for the years December 31, 2004, 2003 and 2002, as the fair market value of each outstanding loan commitment exceeded the Bank's cost basis in each loan commitment.

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

INVESTMENT IN INSURANCE AGENCY

      On January 2, 2001, the Corporation acquired a 50% interest in a local insurance agency, a corporation organized under the laws of the Commonwealth of Pennsylvania. The income or loss from this investment is accounted for under the equity method of accounting. The carrying value of this investment as of December 31, 2004 and 2003 is $187,543 and $170,296, respectively, and is carried in other assets in the accompanying consolidated balance sheets.

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

RECENT ACCOUNTING PRONOUNCEMENTS

      In January 2004, the Financial Accounting Standards Board (FASB) issued Staff Position No. 106-1 "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003", which allows companies to recognize or defer recognizing the effects of the Medicare Prescription Drug Improvement and Modernization Act of 2003, or Medicare Act, for annual financial statements of fiscal years ending after December 7, 2003. The Medicare Act introduced both a Medicare prescription-drug benefit and a federal subsidy to sponsors of retiree health-care plans that provide a benefit at least

"actuarially equivalent" to the Medicare benefit. These provisions of the Medicare Act affect accounting measurements. This standard did not have any material impact on the Corporation's consolidated financial condition or results of operations.

      In September 2004, the FASB issued Staff Position Emerging Issues Task Force ("EITF") Issue No. 03-01, "Effective Date of Paragraphs 10-20 of EITF Issue No. 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments", which delays the effective date for the measurement and recognition guidance contained in EITF Issue No. 03-01. EITF Issue No. 03-01 provides guidance for evaluating whether an investment is other-than-temporarily impaired and was originally effective for other-than-temporarily impairment evaluations made in reporting periods beginning after June 15, 2004. The delay in the effective date for the measurement and recognition guidance contained in paragraphs 10 through 20 of EITF Issue No. 03-01 does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature. The disclosure guidance in paragraphs 21 and 22 of EITF Issue No. 03-01 remains effective. The delay will be superseded concurrent with the final issuance of EITF Issue No. 03-01a, which is expected to provide implementation guidance on matters such as impairment evaluations for declines in value caused by increases in interest rates and/or sector spreads.

      In December 2004, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 153, "Exchanges of Nonmonetary Assets", which amends APB Opinion No. 29, "Accounting for Nonmonetary Transactions". SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in Opinion No. 29 and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have a material impact on the Corporation's consolidated financial condition or results of operations.

      In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment". This Statement is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees", and its related guidance. SFAS No. 123 (revised
2004) established standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. This Statement established fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees, except for equity instruments held by employee share ownership plans. This Statement is effective for public entities that do not file as small business issuers as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The adoption of SFAS No. 123 (revised 2004) is not expected to have a material impact on the Corporation's consolidated financial condition or results of operations.

ADVERTISING COSTS

      It is the Corporation's policy to expense advertising costs in the period in which they are incurred. Advertising expense for the years ended December 31, 2004, 2003 and 2002, was approximately $86,328, $75,434 and $71,923, respectively.

RECLASSIFICATIONS

      Certain amounts in the consolidated financial statements of the prior years have been reclassified to conform with presentations used in the 2004 consolidated financial statements. Such reclassifications had no effect on the Corporation's consolidated financial condition or net income.

2.  RESTRICTED CASH BALANCES

      The Bank is required to maintain average reserve balances with the Federal Reserve Bank. The amount required at December 31, 2004 was $1,197,000 and was satisfied by vault cash. Additionally, as compensation for check clearing and other services, compensating balances are required to be maintained with the Federal Reserve Bank and other correspondent banks. At December 31, 2004, these balances were $918,021.

3.  INVESTMENT SECURITIES AVAILABLE-FOR-SALE

      The amortized cost, related estimated fair value, and unrealized gains and losses for investment securities were as follows at December 31, 2004 and 2003:

                                                                         Gross           Gross        Estimated
                                                      Amortized        Unrealized      Unrealized       Fair
                                                        Cost             Gains           Losses        Value
                                                    -------------      ----------      ----------   -------------
DECEMBER 31, 2004:
Obligation of U.S. Government Corporations
  and Agencies:
   Mortgage-backed                                  $  32,119,791      $  127,903      $  226,683   $  32,021,011
   Other                                               18,250,000          11,332         126,250      18,135,082
Obligations of state and political subdivisions         8,698,272         236,944           5,678       8,929,538
Marketable equity securities                            1,072,858         313,196           7,834       1,378,220
Restricted equity securities                            1,370,200               -               -       1,370,200
                                                    -------------      ----------      ----------   -------------
Total                                               $  61,511,121      $  689,375      $  366,445   $  61,834,051
                                                    =============      ==========      ==========   =============
DECEMBER 31, 2003:
Obligation of U.S. Government Corporations
  and Agencies:
   Mortgage-backed                                  $  33,299,509      $  211,830      $  173,349   $  33,337,990
   Other                                               16,000,924          33,998          33,291      16,001,631
Obligations of state and political subdivisions        10,474,524         298,152               -      10,772,676
Marketable equity securities                            1,083,786         270,330          13,123       1,340,993
Restricted equity securities                            1,321,300               -               -       1,321,300
                                                    -------------      ----------      ----------   -------------
Total                                               $  62,180,043      $  814,310      $  219,763   $  62,774,590
                                                    =============      ==========      ==========   =============

      Securities available-for-sale with an aggregate fair value of $40,299,434 in 2004 and $38,434,252 in 2003 were pledged to secure public funds, trust funds, securities sold under agreements to repurchase and other balances of $28,168,191 in 2004 and $27,696,640 in 2003, as required by law.

      The amortized cost and estimated fair value of debt securities, by expected maturity, are shown below at December 31, 2004. Expected maturities will differ from contractual maturities, because some borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Other securities, marketable equity securities and restricted equity securities are not considered to have defined maturities and are included in the "Due after ten years" category:

                                                             Estimated       Weighted
                                             Amortized         Fair          Average
                                               Cost           Value           Yield
                                            ------------    ------------     --------
Due in one year or less                     $  3,106,841    $  3,136,132         2.90%
Due after one year through five years         43,305,293      43,068,090         3.25%
Due after five years through ten years         7,160,746       7,291,013         6.03%
Due after ten years                            7,938,241       8,338,816         6.07%
                                            ------------    ------------
Total                                       $ 61,511,121    $ 61,834,051         3.84%
                                            ============    ============

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

      There were no aggregate investments with a single issuer (excluding the U.
S. Government and its Agencies) which exceeded ten percent of consolidated stockholders' equity at December 31, 2004. The quality rating of all obligations of state and political subdivisions were "A" or higher, as rated by Moody's or Standard and Poors. The only exceptions were local issues which were not rated, but were secured by the full faith and credit obligations of the communities that issued these securities. All of the state and political subdivision investments were actively traded in a liquid market.

      Proceeds from sales, maturities and redemptions of investments in debt and equity securities classified as available-for-sale during 2004, 2003 and 2002 were $25,154,814, $40,408,337 and $35,831,825, respectively. Gross gains realized on these sales were $3,537, $8,369 and $136,892, respectively. There were no gross losses on the 2004, 2003, and 2002 sales.

      In accordance with disclosures required by EITF No. 03-1, the summary below shows the gross unrealized losses and fair value, aggregated by investment category that individual securities have been in a continuous unrealized loss position for less than or more than 12 months as of December 31, 2004 and 2003:

                                             Less than 12 months         12 months or more                 Total
                                         --------------------------   ------------------------  -------------------------
                                                         Unrealized                 Unrealized                 Unrealized
        Description of Security           Fair Value        Loss       Fair Value      Loss      Fair Value       Loss
        -----------------------          -------------   ----------   -----------   ----------  ------------   ----------
December 31, 2004
Obligations of U.S. Government
Corporations and Agencies:
Mortgage backed                          $     678,939   $    5,678   $         -   $        -  $    678,939   $    5,678
Other                                       16,763,135      157,165     3,412,092       69,518    20,175,227      226,683
Obligations of state and
  political subdivisions                    15,623,750      126,250             -            -    15,623,750      126,250
Marketable Equity Securities                         -            -        90,630        7,834        90,630        7,834
                                         -------------   ----------   -----------   ----------  ------------   ----------
Total                                    $  33,065,824   $  289,093   $ 3,502,722   $   77,352  $ 36,568,546   $  366,445
                                         =============   ==========   ===========   ==========  ============   ==========
December 31, 2003
Obligations of U.S. Government
Corporations and Agencies:
Mortgage backed                          $  14,229,090   $  159,831   $ 1,131,042   $   13,518  $ 15,360,132   $  173,349
Other                                        7,466,710       33,291             -            -     7,466,710       33,291
Marketable Equity Securities                    54,000          274        31,341       12,849        85,341       13,123
                                         -------------   ----------   -----------   ----------  ------------   ----------
Total                                    $  21,749,800   $  193,396   $ 1,162,383   $   26,367  $ 22,912,183   $  219,763
                                         =============   ==========   ===========   ==========  ============   ==========

      The Corporation invests in various forms of agency debt including mortgage backed securities and callable agency debt. The fair market value of these securities is influenced by market interest rates, prepayment speeds on mortgage securities, bid to offer spreads in the market place and credit premiums for various types of agency debt. These factors change continuously and therefore the market value of these securities may be higher or lower than the Corporation's carrying value at any measurement date.

      The Corporation's marketable equity securities represent common stock positions in various financial institutions. The fair market value of these equities tends to fluctuate with the overall equity markets as well as the trends specific to each institution.

         The Corporation has both the intent and ability to hold the securities contained in the previous table for a time necessary to recover the cost.

4.  LOANS

      Major classifications of loans at December 31, 2004 and 2003 consisted of:

                                                     2004              2003
                                                 --------------    -------------
Commercial                                       $   12,181,900    $  15,327,951
Tax-exempt                                           10,061,809        6,214,091
Real estate - construction                              733,642        2,504,905
Real estate                                         122,104,012      118,128,511
Personal                                              4,738,159        5,410,169
                                                 --------------    -------------
Total gross loans                                   149,819,522      147,585,627
Add (Deduct):  Unearned discount                        (46,195)         (64,246)
     Unamortized loan costs, net of fees                126,374          109,321
                                                 --------------    -------------
Loans, net of unearned income                    $  149,899,701    $ 147,630,702
                                                 ==============    =============

      Real estate loans held-for-sale in the amount of $268,886 at December 31, 2004 are included in real estate loans in the previous schedule and are carried at the lower of cost or market.

      Non-accrual loans at December 31, 2004, 2003 and 2002 were $1,240,616, $1,851,686, and $2,122,074, respectively. The gross interest that would have been recorded if these loans had been current in accordance with their original terms and the amounts actually recorded in income were as follows:

                                        2004           2003            2002
                                     ---------      ---------       ---------
Gross interest due under terms       $ 129,182      $ 142,873       $ 131,335
Amount included in income               86,834         17,586          67,873
                                     ---------      ---------       ---------
Interest income not recognized       $  42,348      $ 125,287       $  63,462
                                     =========      =========       =========

      At December 31, 2004, 2003 and 2002 the recorded investment in loans that are considered to be impaired as defined by SFAS No. 114 was $289,942, $192,409 and $149,278, respectively. No additional charge to operations was required to provide for the impaired loans since the total allowance for loan losses is estimated by management to be adequate to provide for the loan loss allowance required by SFAS No. 114 along with any other potential losses. The average recorded investment in impaired loans during the years ended December 31, 2004, 2003 and 2002 was approximately $139,084, $232,031 and $86,566, respectively.

      Loans past due 90 days or more and still accruing interest amounted to $20,217 at December 31, 2004 and $369,000 at December 31, 2003, as presented in accordance with AICPA Statement of Position 01-06, "Accounting by Certain Entities (Including Entities with Trade Receivables) that Lend to or Finance the Activities of Others," effective for fiscal years beginning after December 15, 2001.

      At December 31, 2004, there were no significant commitments to lend additional funds with respect to non-accrual and restructured loans.

      Changes in the allowance for loan losses for the years ended December 31, 2004, 2003 and 2002 were as follows:

                                          2004           2003            2002
                                      -----------    -----------     -----------
Balance, beginning of year            $ 1,415,431    $ 1,298,406     $ 1,027,805
Provision charged to operations           140,000        200,000         309,000
Loans charged-off                        (203,430)      (128,452)        (99,707)
Recoveries                                 39,825         45,477          61,308
                                      -----------    -----------     -----------
Balance, end of year                  $ 1,391,826    $ 1,415,431     $ 1,298,406
                                      ===========    ===========     ===========

5.  MORTGAGE SERVICING RIGHTS

      The Corporation commenced selling real estate mortgages during the last quarter of 2002. The mortgage loans sold serviced for others are not included in the accompanying Consolidated Balance Sheets. The unpaid principal balances of mortgage loans serviced for others were $9,788,738 and $8,956,268 at December 31, 2004 and 2003, respectively. The balances of amortized mortgage servicing rights included in other assets at December 31, 2004 and 2003 were $54,207 and $75,097, respectively. Valuation allowances were not provided since fair values were determined to exceed carrying values. Fair values were determined using a discount rate of 6% and average lives of 3 to 6 years depending on loan rate.

      The following summarizes mortgage servicing rights capitalized and amortized.

                                   2004             2003
                                 --------         --------
Balance, January 1               $ 75,097         $  1,429
Servicing asset additions           7,600           89,662
Amortization                      (28,490)         (15,994)
                                 --------         --------
Balance, December 31             $ 54,207         $ 75,097
                                 ========         ========

      The Bank does not require custodial escrow accounts in connection with the forgoing loan servicing.

6.  PREMISES AND EQUIPMENT

      A summary of premises and equipment at December 31, 2004 and 2003 follows:

                                        2004              2003
                                    ------------      -----------
Land                                $    567,939      $   567,939
Buildings and improvements             4,574,420        4,546,704
Furniture and equipment                4,535,624        4,033,088
                                    ------------      -----------
                                       9,677,983        9,147,731
Less: Accumulated depreciation         5,159,358        4,865,274
                                    ------------      -----------
                                    $  4,518,625      $ 4,282,457
                                    ============      ===========

      Depreciation amounted to $374,664, $379,733 and $479,529 in 2004, 2003 and
2002, respectively.

7.  DEPOSITS

      Major classifications of deposits at December 31, 2004 and 2003 consisted of:

                                         2004             2003
                                    -------------    -------------
Demand - non-interest bearing       $  18,687,440    $  17,313,192
Demand - interest bearing              30,572,645       29,736,472
Savings                                37,825,629       36,259,730
Time $100,000 and over                 26,329,758       27,931,828
Other time                             59,071,637       60,544,419
                                    -------------    -------------
Balance, December 31                $ 172,487,109    $ 171,785,641
                                    =============    =============

      The following is a schedule reflecting remaining maturities of time deposits of $100,000 and over at December 31, 2004:

2005                           $ 16,607,725
2006                              1,830,754
2007                              2,193,848
2008                              2,861,519
2009 and thereafter               2,835,912
                               ------------
Total                          $ 26,329,758
                               ============

      Interest expense related to time deposits of $100,000 or more was $914,663 in 2004, $1,208,973 in 2003 and $1,419,337 in 2002.

8.  SHORT-TERM BORROWINGS

      Securities sold under agreements to repurchase and Federal Home Loan Bank advances generally represented overnight or less than 30-day borrowings. U.S. Treasury tax and loan notes for collections made by the Bank were payable on demand. Short-term borrowings consisted of the following at December 31, 2004 and 2003:

                                                        2004                                           2003
                                  ------------------------------------------------  -----------------------------------------------
                                                Weighted      Maximum                             Weighted      Maximum
                                     Ending      Average     Month End     Average     Ending     Average      Month End    Average
                                     Balance     Balance      Balance       Rate       Balance    Balance       Balance      Rate
                                  ------------ ------------  ------------  -------  ------------ -----------  ------------  -------
Securities sold under agreements
    to repurchase                 $ 21,175,411 $ 18,184,306  $ 21,175,411     1.66% $ 20,588,977 $ 16,767,01  $ 20,588,977     1.69%
U.S. Treasury tax and loan notes       581,975      296,214       597,329     1.01%      401,242     351,214     1,000,000     0.85%
                                  ------------ ------------  ------------           ------------ -----------  ------------
Total                             $ 21,757,386 $ 18,480,520  $ 21,772,740     1.64% $ 20,990,219 $ 17,118,22  $ 21,588,977     1.67%
                                  ============ ============  ============           ============ ===========  ============

9.  LONG-TERM BORROWINGS

      Long-term borrowings consist of advances due Federal Home Loan Bank. Under terms of a blanket agreement, the loans were secured by certain qualifying assets of the Bank which consisted principally of first mortgage loans and certain investment securities. The carrying value of these collateralized items was $11,323,443 at December 31, 2004. The Bank has lines of credit with Atlantic Central Bankers Bank and Federal Home Loan Bank in the aggregate amount of $25,000,000 at December 31, 2004. The unused portion of these lines of credit were $8,676,557 and $5,000,000, respectively at December 31, 2004. Long-term borrowings consisted of the following at December 31, 2004 and 2003:

                                                                                               2004            2003
                                                                                           ------------   ------------
Loandated November 28, 1997 in the original amount of $225,000 for a 10 year term requiring monthly payments of $1,627 including interest at 6.12%, maturing in 2007 with a final payment due of $146,690. Principal
    balances outstanding.                                                                  $    174,815      $ 183,361
Loan dated February 18, 1998 in the original amount of $2,000,000 for a 10 year term with a 5 year put. Interest only is payable monthly at 5.48% with a floating rate option, at the discretion of FHLB, at the end of 5 years. Principal
    balances oustanding.                                                                      2,000,000      2,000,000
Loan dated June 25, 1998 in the original amount of $72,000 for a 30 year term requiring monthly payments of $425 including interest at 5.856%. Principal balances
    outstanding.                                                                                 65,135         66,381
Loandated February 23, 1999 in the original amount of $29,160 for a 20 year term requiring monthly payments of $179 including interest at 5.50%. Principal
    balances outstanding.                                                                        25,421         26,150
Loan dated August 20, 1999 in the original amount of $32,400 for a 20 year term requiring monthly payments of $199 including interest at 5.50%.  Principal balances
    outstanding.                                                                                 28,657         29,444
Loan dated January 27, 2000 in the original amount of $5,000,000 for a 10 year term with a 1 year conversion date, at the discretion of FHLB, and a 3 month conversion frequency thereafter. At December 31, 2004 the interest rate was 6.00%.
    Principal balances outstanding.                                                           5,000,000      5,000,000
Loan dated August 16, 2000 in the original amount of $2,000,000 for a 10 year term with a 6 month conversion date, at the discretion of FHLB, and a 3 month conversion frequency thereafter. At December 31, 2004 the interest rate was 5.925%.
    Principal balances outstanding.                                                           2,000,000      2,000,000
Loan dated September 20, 2000 in the original amount of $2,000,000 for a 10 year term with a 3 year conversion date, at the discretion of FHLB, and a 3 month conversion frequency thereafter. At December 31, 2004 the interest rate was 6.10%.
    Principal balances outstanding.                                                           2,000,000      2,000,000
Loan dated December 13, 2000 in the original amount of $32,092 for a 20 year term requiring monthly payments of $197 including interest at 5.50%. Principal
    balances outstanding.                                                                        29,415         30,141
                                                                                           ------------   ------------
Total                                                                                      $ 11,323,443   $ 11,335,477
                                                                                           ============   ============

      At December 31, 2004 the annual maturities of long-term debt were as follows: $12,773 in 2005, $13,558 in 2006, $160,203 in 2007, $2,004,367 in 2008,
$4,618 in 2009 and $9,127,924 thereafter.

10.  COMPREHENSIVE INCOME

      The components of the change in other comprehensive income and related tax effects are as follows:

                                                                         Years Ended December 31,
                                                                  -------------------------------------
                                                                     2004          2003        2002
                                                                  ----------    ----------    ---------
Unrealized holding gains (losses) on available-for-sale
     investment securities                                        $ (275,155)   $ (230,183)   $ 840,186
Reclassification adjustment for gains realized in income               3,537         8,369      136,892
                                                                  ----------    ----------    ---------
Change in unrealized gains (losses) before tax effect               (271,618)     (221,814)     703,294
Tax effect                                                           109,056        60,711     (241,823)
                                                                  ----------    ----------    ---------
Net change in unrealized gains (losses)                           $ (162,562)   $ (161,103)   $ 461,471
                                                                  ==========    ==========    =========

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

                                       Per Share
                                 ----------------------
                                 Employees'    Market
                       Number     Purchase     Value
                     of Shares     Price     of Shares
                     ---------   ----------  ---------
Date Issued:
    2004                469      $   25.20   $   28.00
    2003                641      $   21.22   $   23.58
    2002                590      $   20.92   $   23.25

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

                       Number      Total
                     of Shares    Proceeds
                     ---------   ----------
Year:
  2004                 6,804     $  194,425
  2003                 7,068     $  180,193
  2002                 7,462     $  164,906

12.   INCOME TAXES

      The provision for income tax expense consisted of the following components:

                                        2004           2003           2002
                                     -----------    -----------    ----------
Federal:
   Current                           $   522,267    $   648,349    $  678,526
   Deferred (benefit)                     79,146        (57,728)     (139,377)
                                     -----------    -----------    ----------
                                         601,413        590,621       539,149
                                     -----------    -----------    ----------
State:
   Current                                     -              -             -
   Deferred (benefit)                       (302)           486             8
                                     -----------    -----------    ----------
                                            (302)           486             8
                                     -----------    -----------    ----------
Total Provision for Taxes            $   601,111    $   591,107    $  539,157
                                     ===========    ===========    ==========

      A reconciliation of the actual provision for federal income tax expense and the amounts which would have been recorded based upon the statutory rate of 34% follows:

                                                 2004                  2003                   2002
                                        ---------------------  --------------------   ---------------------
                                          Amount       % Rate   Amount       % Rate    Amount        % Rate
                                        ---------      ------  -------       ------   -------        ------
Provision at statutory rate             $ 958,298       34.0   $ 936,361       34.0   $ 836,811       34.0
Tax-exempt income                        (283,567)     (10.1)   (282,067)     (10.2)   (323,811)     (13.2)
Non-deductible expenses                    23,262        0.8      26,314        0.9      38,296        1.6
Bank owned life insurance income-net      (87,464)      (3.1)    (84,094)      (3.1)     (9,509)      (0.4)
Other, net                                 (9,116)      (0.3)     (5,893)      (0.2)     (2,638)      (0.1)
                                        ---------      -----   ---------      -----   ---------      -----
Actual federal income tax and rate      $ 601,413       21.3   $ 590,621       21.4   $ 539,149       21.9
                                        =========      =====   =========      =====   =========      =====

      Income taxes applicable to realized security gains included in the provision for income taxes totaled $1,203 in 2004, $2,845 in 2003 and $48,110 in 2002.

      The net deferred tax asset (liability) recorded by the Corporation consisted of the following tax effects of temporary timing differences at December 31, 2004, 2003 and 2002:

                                                            2004           2003           2002
                                                            ----           ----           ----
Deferred tax assets:
   Allowance for loan losses                             $  371,459     $   379,485   $   339,696
   Allowance for off balance sheet losses                     3,230           1,530             -
   Deferred compensation and director's fees                227,019         201,611       185,430
   Non-accrual loan interest                                 12,704          33,260        16,800
   Mortgage Servicing Rights                                  9,559           3,463             -
   Contributions                                                  -               -         5,588
   Investment in insurance agency                                 -               -           746
                                                         ----------     -----------   -----------
Total                                                       623,971         619,349       548,260
                                                         ==========     ===========   ===========

Deferred tax liabilities:
   Loan fees and costs                                      (75,993)        (76,689)      (74,104)
   Accretion                                                 (1,067)           (986)       (2,516)
   Unrealized investment securities gains                  (109,795)       (218,852)     (279,563)
   Depreciation                                            (337,924)       (259,504)     (247,944)
   Investment in insurance agency                            (6,894)         (1,232)            -
                                                         ----------     -----------   -----------
Total                                                      (531,673)       (557,263)     (604,127)
                                                         ----------     -----------   -----------
Net deferred tax asset (liability)                       $   92,298     $    62,086   $   (55,867)
                                                         ==========     ===========   ===========

      The above net deferred asset (liability) is included in other assets or other liabilities on the consolidated balance sheets. It is anticipated that all tax assets shown above will be realized, accordingly, no valuation allowance was provided.

      The Corporation and its subsidiary file a consolidated federal income tax return. The Parent Company is also required to file a separate state income tax return and has available state operating loss carryforwards totaling $654,229. The losses expire through 2024. The related deferred state tax asset in the amount of $65,357 has been fully reserved and is not reflected in the net tax asset (liability) since management is of the opinion that such assets will not be realized in the foreseeable future.

13.   EMPLOYEE BENEFIT AND DEFERRED COMPENSATION PLANS

EMPLOYEE BENEFIT PLANS

      The Bank maintains a 401K salary deferred profit sharing plan for the benefit of its employees. Under the salary deferral component, employees may elect to contribute up to 25% of their compensation with the possibility that the Bank may make matching contributions to the plan. Under the profit sharing component, contributions are made at the discretion of the Board of Directors.

      Matching contributions amounted to $63,453, $64,088 and $24,927 for 2004, 2003 and 2002, respectively. Discretionary contributions amounted to $0, $0 and $92,312 in 2004, 2003 and 2002, respectively.

DEFERRED COMPENSATION PLANS

DIRECTORS

      During 1990, the Bank entered into agreements with two directors to establish non-qualified deferred compensation plans for each of these directors. In 1994, additional plans were established for these two directors plus another director. These plans were limited to four-year terms. The Bank may, however, enter into subsequent similar plans with its directors. Each of the participating directors deferred the payment to himself of certain directors' fees to which he was entitled. Each director's future payment is based upon the cumulative amount of deferred fees together with interest currently accruing thereon at the rate of 8% per annum, subject to change by the Board of Directors. The total accrued liability was $212,669 and $214,418, respectively, relating to these directors' deferred compensation agreements.

      During 2003, the directors were given the option of receiving or deferring their directors' fees under a non-qualified deferred compensation plan which allows the director to defer such fees until the year following the expiration of the directors' term. Payments are then made over specified terms under these arrangements up to a ten year period. Interest is to accrue on these deferred fees at a five year certificate of deposit rate, which was 4% in 2004. The certificate of deposit rate will reset in January 2008. Two directors have elected to participate in this program and the total accrued liability at December 31, 2004 and 2003 was $41,753 and $13,317, respectively.

      Total directors fees, including amounts currently paid for the years ended December 31, 2004, 2003 and 2002 were $147,152, $140,511 and $140,719, respectively, and the total accrued liabilities under the directors deferred compensation plans as of December 31, 2004 and 2003 were $254,422 and $227,735, respectively.

EXECUTIVE OFFICERS

      In 1992, the Bank entered into agreements with two executive officers to establish non-qualified deferred compensation plans. Each officer deferred compensation in order to participate in this Deferred Compensation Plan. If the officer continued to serve as an officer of the Bank until he attained sixty-five (65) years of age, the Bank agreed to pay him 120 guaranteed consecutive monthly payments commencing on the first day of the month following the officer's 65th birthday. Each officer's guaranteed monthly payment was based upon the future value of life insurance purchased with the compensation the officer has deferred. The Bank obtained life insurance (designating the Bank as the beneficiary) on the life of each participating officer in an amount which is intended to cover the Bank's obligations under the Deferred Compensation Plan, based upon certain actuarial assumptions.

      During 2002, the agreements with the two executive officers were modified. Under one agreement, the executive officer will receive $225,000 payable monthly over a 10 year period commencing in February 2003. Under another agreement, another executive officer will receive $175,000 payable monthly over a 10 year period commencing in April 2003. This second agreement also provides post-employment health care benefits to the executive officer until the attainment of age 65. As of December 31, 2004 and 2003, the net cash value of insurance policies was $344,936 and $318,119 respectively, and the total accrued liability, equal to the present value of these obligations, was $269,418 and $295,767, respectively, relating to these executive officers' and directors' deferred compensation agreements, and the accrued liability related to the post-employment health care benefit was $9,024 and $14,336 as of December 31, 2004 and December 31, 2003, respectively.

      In April 2003, the Bank entered into non-qualified deferred compensation agreements with three executive officers to provide supplemental retirement benefits commencing with the executive's retirement and ending 15 years thereafter. The deferred compensation expense related to these agreements for the years ended December 31, 2004 and 2003 was $79,710 and $55,131 and the total accrual liability as of December 31, 2004 and 2003 was $134,841 and $55,131, respectively.

      Total deferred compensation expense for executive officers for the years ended December 31, 2004, 2003 and 2002 was $95,697, $73,714 and $101,807,
respectively and the total accrued liabilities under the executive officers deferred compensation plans as of December 31, 2004 and 2003 was $418,283 and $365,234, respectively.

14.   LEASE COMMITMENTS AND CONTINGENCIES

      The Corporation's banking subsidiary entered into an operating lease on October 23, 2004 for the rental of a branch banking facility. The initial lease is for a term of five years, with two options available to renew for an additional term of five years each. Rent expense for this facility was $5,043 for the year ended December 31, 2004. Minimum rental payments required under this lease are: 2005 - $28,000, 2006 - $28,000, 2007 - $28,000, 2008 - $28,000,
2009 - $22,957.

      At December 31, 2004 the Bank was leasing some minor office equipment under operating leases.

      Rental expense under operating leases for the years ended December 31, 2004, 2003 and 2002 were $1,304, $2,778 and $4,976, respectively.

      In the normal course of business, there were various pending legal actions and proceedings which were not reflected in the consolidated financial statements. In the opinion of management, the consolidated financial statements have not and will not be affected materially by the outcome of such actions and proceedings.

15.   RELATED PARTY TRANSACTIONS

      Certain directors and executive officers of the Corporation and the Bank, as well as companies in which they are principal owners (i.e., at least 10% ownership), were indebted to the Bank at December 31, 2004 and 2003. These loans were made on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated parties. These loans did not present more than the normal risk of collectibility nor present other unfavorable features.

      A summary of the activity on the related party loans, comprised of five directors, seven executive officers and their related companies, consisted of the following:

                                  2004            2003
                              -----------     -----------
Balance, beginning of year    $ 1,688,979     $ 2,004,160
Additions                         889,909         654,404
Deductions                     (1,040,154)       (969,585)
                              -----------     -----------
Balance, end of year          $ 1,538,734     $ 1,688,979
                              ===========     ===========

      The above loans represent funds drawn and outstanding at the date of the accompanying consolidated financial statement. Commitments by the Bank to related parties on lines of credit for 2004 and 2003 presented an additional off-balance sheet risk to the extent of undisbursed funds in the amount of $441,353 and $410,768, respectively, on the above loans.

16.   REGULATORY MATTERS

      Dividends are paid by the Corporation to shareholders from its assets which are mainly provided by dividends from the Bank. However, national banking laws place certain restrictions on the amount of cash dividends allowed to be paid by the Bank to the Corporation. Generally, the limitation provides that dividend payments may not exceed the Bank's current year's retained income plus retained net income for the preceding two years. Accordingly, in 2005, without prior regulatory approval, the Bank may declare dividends to the Corporation in the amount of $1,142,885 plus additional amounts equal to the net income earned in 2005 for the period January 1, 2005, through the date of declaration, less any dividends which may have already been paid in 2005. Regulations also limit the amount of loans and advances from the Bank to the Corporation to 10% of consolidated net assets.

      The Corporation is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Corporation's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation must meet specific capital guidelines that involve quantitative measures of the Corporation's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Corporation's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Management believes, as of December 31, 2004 and 2003, that the Corporation and the Bank met all capital adequacy requirements to which they are subject.

      Quantitative measures established by regulation to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier I Capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I Capital (as defined) to average assets (as defined).

      As of December 31, 2004, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

      The Bank's actual capital amounts (in thousands) and ratios are presented in the following table:

                                                                             To Be Well
                                                                          Capitalized Under
                                                         For Capital      Prompt Corrective
                                        Actual        Adequacy Purposes   Action Provisions
                                   ----------------   -----------------   -----------------
                                    Amount   Ratio     Amount    Ratio     Amount    Ratio
                                   -------   ------   --------  -------   --------  -------
As of December 31, 2004:
 Total Risk Based Capital
  (To risk-weighted assets)        $30,027   20.31%    $11,827   8.00%    $14,784   10.00%
 Tier I Capital
  (To risk-weighted assets)        $28,488   19.27%    $ 5,913   4.00%    $ 8,870    6.00%
 Tier I Capital
  (To average assets)              $34,669   12.17%    $11,394   4.00%    $14,244    5.00%

As of December 31, 2003:
 Total Risk Based Capital
  (To risk-weighted assets)        $28,752   19.88%    $11,570   8.00%    $14,463   10.00%
 Tier I Capital
  (To risk-weighted assets)        $27,220   18.82%    $ 5,785   4.00%    $ 8,678    6.00%
 Tier I Capital
  (To average assets)              $26,303   11.79%    $ 8,924   4.00%    $11,155    5.00%

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

      The Corporation may require collateral or other security to support financial instruments with off-balance sheet credit risk. The contract or notional amounts at December 31, 2004 and 2003 were as follows:

                                                                                  2004             2003
                                                                              -----------       -----------
Financial instruments whose contract amounts represent credit risk:
  Commitments to extend credit                                                $13,828,499       $13,027,609
  Financial standby letters of credit                                           1,741,568         1,812,748
  Performance standby letters of credit                                           846,260           842,608
  Dealer floor plans                                                              852,161         1,412,279


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

      Standby letters of credit and commercial letters of credit are conditional commitments issued by the Corporation to guarantee payment to a third party when a customer either fails to repay an obligation or fails to perform some non-financial obligation. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Corporation holds collateral supporting those commitments for which collateral is deemed necessary. The extent of collateral held for those commitments at December 31, 2004 varied from 0 percent to 100 percent; the average amount collateralized was 85.0 percent.

      The Corporation's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and letters of credit is represented by the contractual notional amount of those instruments. The Corporation uses the same credit policies in making commitments and conditional obligations, as it does for on-balance sheet instruments.

      The Corporation granted commercial, consumer and residential loans to customers primarily within Pennsylvania. Of the total loan portfolio 81.3% was for real estate loans, principally residential. It was the opinion of management that the high concentration did not pose an adverse credit risk. Further, it was management's opinion that the remainder of the loan portfolio was balanced and diversified to the extent necessary to avoid any significant concentration of credit.

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

      DEPOSITS

            Under SFAS No. 107, the fair value of deposits with no stated maturity, such as Demand Deposits, Savings Accounts, and Money Market Accounts, was equal to the amount payable on demand at December 31, 2004 and 2003.

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

      At December 31, 2004 and 2003, the carrying values and estimated fair values of financial instruments are presented in the table below:

                                                                    2004                                2003
                                                     ---------------------------------    --------------------------------
                                                        Carrying           Estimated         Carrying         Estimated
                                                         Amount            Fair Value         Amount          Fair Value
                                                     ---------------     -------------    --------------    --------------
Financial Assets:
     Cash and short-term investments                 $    12,832,527     $  12,832,527    $   12,362,054    $   12,362,054
     Investment securities                                61,834,051        61,834,051        62,774,590        62,774,590

Loans:
     Commercial                                           12,181,900        12,169,946        15,327,951        15,370,057
     Tax-exempt                                           10,061,809         9,853,309         6,214,091         5,638,217
     Real estate - construction                              733,642           731,745         2,504,905         2,499,842
     Real estate                                         122,104,012       122,368,121       118,128,511       118,173,859
     Personal                                              4,738,159         4,944,444         5,410,169         5,952,930
                                                     ---------------     -------------    --------------    --------------
     Gross loans                                         149,819,522       150,067,565       147,585,627       147,634,905
     Add (Deduct): Unearned discount                         (46,195)                -           (64,246)                -
     Unamortized loan fees, net of costs                     126,374                 -           109,321                 -
                                                     ---------------     -------------    --------------    --------------
     Loans, net of unearned income                       149,899,701       150,067,565       147,630,702       147,634,905
     Allowance for losses                                  1,391,826                 -         1,415,431                 -
                                                     ---------------     -------------    --------------    --------------
        Net loans                                    $   148,507,875     $ 150,067,565    $  146,215,271    $  147,634,905
                                                     ===============     =============    ==============    ==============

Cash surrender value of bank ow ned life insurance   $     6,199,187     $   6,199,187    $    5,907,940    $    5,907,940

Financial
Liabilities:
   Deposits:
     Demand - non-interest bearing                   $    18,687,440     $  18,687,440    $   17,313,192    $   17,313,192
     Demand - interest bearing                            30,572,645        30,572,645        29,736,472        29,736,472
     Savings                                              37,825,629        37,825,629        36,259,730        36,259,730
     Time - $100,000 and over                             26,329,758        26,587,624        27,931,828        28,428,248
     Other time                                           59,071,637        59,601,171        60,544,419        61,740,215
                                                     ---------------     -------------    --------------    --------------
        Total Deposits                               $   172,487,109     $ 173,274,509    $  171,785,641    $  173,477,857
                                                     ---------------     -------------    --------------    --------------
Short-Term Borrowings                                $    21,757,386     $  21,757,386    $   20,990,219    $   20,990,219
Long-Term Borrowings                                      11,323,443        11,417,151        11,335,477        13,756,414

Off-Balance Sheet Assets (Liabilities):
     Commitments to extend credit                                        $  13,828,499                      $   13,027,609
     Standby letters of credit                                               1,741,568                           1,812,748
     Performance standby letters of credit                                     846,260                             842,608
     Dealer floor plans                                                        852,161                           1,412,279

19.   PAREENT COMPANY FINANCIAL INFORMATION

           Condensed financial information for CCFNB Bancorp, Inc. (Parent Company only) was as follows:

                                                             December 31,
                                                      --------------------------
BALANCE SHEETS                                           2004            2003
--------------                                        -----------    -----------
Assets
     Cash                                             $   178,134    $   367,924
     Investment in subsidiary                          26,850,446     25,797,196
     Investment in other equity securities              1,378,220      1,326,234
     Prepayments and other assets                         245,276        180,946
     Receivable from subsidiary                                 -         35,181
                                                      -----------    -----------
        Total Assets                                  $28,652,076    $27,707,481
                                                      -----------    -----------
Liabilities and Stockholders' Equity
     Accrued expenses and other liabilities           $   110,717    $   104,083
     Payable to subsidiary                                 34,862              -
                                                      -----------    -----------
        Total Liabilities                                 145,579        104,083
                                                      -----------    -----------
Stockholders' Equity
     Common stock                                       1,584,648      1,595,556
     Surplus                                            3,384,761      3,634,608
     Retained earnings                                 23,323,955     21,997,539
     Accumulated other comprehensive income               213,133        375,695
                                                      -----------    -----------
        Total Stockholders' Equity                     28,506,497     27,603,398
                                                      -----------    -----------
        Total Liabilities and Stockholders' Equity    $28,652,076    $27,707,481
                                                      -----------    -----------

                                                                                        Years Ended December 31,
                                                                            -------------------------------------------
STATEMENTS OF INCOME                                                            2004           2003             2002
--------------------                                                        -----------     -----------     -----------
Income
     Dividends from subsidiary bank                                         $   967,703     $ 2,312,406     $ 1,470,933
     Dividends - other                                                           37,256          23,432          10,553
     Securities gains                                                                 -           2,804               -
     Other                                                                          174               -               -
     Interest                                                                     2,661           2,597           2,489
                                                                            -----------     -----------     -----------
        Total Income                                                          1,007,794       2,341,239       1,483,975
Operating Expenses                                                               97,013          80,396          72,683
                                                                            -----------     -----------     -----------
        Income Before Taxes and Equity in Undistributed
        Net Income of Subsidiary                                                910,781       2,260,843       1,411,292
Applicable income tax (benefit)                                                 (22,555)        (21,133)        (22,758)
                                                                            -----------     -----------     -----------
        Income Before Equity in Undistributed Net Income of Subsidiary
        and Equity in Income from Insurance Agency                              933,336       2,281,976       1,434,050
Equity in (excess of) undistributed income of subsidiary                      1,266,829        (123,944)        488,130
Income from investment in insurance agency                                       17,248           4,865              78
                                                                            -----------     -----------     -----------
        Net Income                                                          $ 2,217,413     $ 2,162,897     $ 1,922,258
                                                                            -----------     -----------     -----------
STATEMENTS OF CASH FLOWS
Operating Activities:
   Net income                                                               $ 2,217,413     $ 2,162,897     $ 1,922,258
   Adjustments to reconcile net income to net cash provided by operating activities:
     Deferred income taxes (benefit)                                              5,665           1,975              31
     Securities gains                                                                 -          (2,804)              -
     Distributions in excess of (equity in undistributed) net income of
      subsidiary                                                             (1,266,829)        123,944        (488,130)
     (Income) loss from investment in an insurance agency                       (17,248)         (4,865)            (78)
     (Increase) decrease in prepayments and other assets                        (47,082)         23,823         (34,474)
     (Increase) decrease in receivable from subsidiary                           35,181         (35,181)         77,844
     Increase (decrease) in payable to subsidiary                                34,862         (20,084)         20,084
     Increase (decrease) in income taxes and accrued expenses payable                 -         (47,963)        (19,705)
                                                                            -----------     -----------     -----------
        Net Cash Provided By Operating Activities                               961,962       2,201,742       1,477,830
                                                                            -----------     -----------     -----------
Investing Activities:
   Purchase of equity securities                                                      -        (783,217)              -
   Proceeds from sale of equity securities                                            -          34,691               -
                                                                            -----------     -----------     -----------
        Net Cash (Used in) Investing Activities                                       -        (748,526)              -
                                                                            -----------     -----------     -----------
Financing Activities:
   Acquisition of treasury stock                                               (467,000)       (588,201)       (940,400)
   Proceeds from issuance of common stock                                       206,245         193,795         177,253
   Cash dividends                                                              (890,997)       (843,989)       (822,598)
                                                                            -----------     -----------     -----------
        Net Cash (Used in) Financing Activities                              (1,151,752)     (1,238,395)     (1,585,745)
                                                                            -----------     -----------     -----------
        Increase (Decrease) in Cash and Cash Equivalents                       (189,790)        214,821        (107,915)
Cash and Cash Equivalents at Beginning of Year                                  367,924         153,103         261,018
                                                                            -----------     -----------     -----------
        Cash and Cash Equivalents at End of Year                                178,134     $   367,924     $   153,103
                                                                            -----------     -----------     -----------

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of CCFNB Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of CCFNB Bancorp, Inc. and Subsidiary as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CCFNB Bancorp, Inc. and Subsidiary as of December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

/s/ J. H. Williams & Co., LLP

J. H. Williams & Co., LLP
Kingston, Pennsylvania
January 14, 2005

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

The Corporation has created a disclosure committee. The committee consists of nine key management personnel. The purpose of the committee is to verify that all internal controls and procedures are in place in each area of authority. Whistle Blowing procedures have been put in place and communicated to all directors and employees. The disclosure committee meets quarterly before each quarter end.

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

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

      The Corporation has nine directors who are divided into three classes: three directors are in Class 1; three directors are in Class 2; and three directors are in Class 3. Each director holds office for a three-year term. The terms of the classes are staggered, so that the term of office of one class expires each year.

      At this meeting, the stockholders elect three Class 1 directors. Unless you withhold authority to vote for one or more of the nominees, the persons named as proxies intend to vote for the election of the three nominees for Class 1 director. All of the nominees are recommended by the Board of Directors:

                        Robert M. Brewington, Jr.
                        Willard H. Kile, Jr.
                        Charles E. Long

      All nominees have consented to serve as directors. The Board of Directors has no reason to believe that any of the nominees should be unable to act as a director. However, if any director is unable to stand for re-election, the Board of Directors will designate a substitute. If a substitute nominee is named, the proxies will vote for the election of the substitute.

         The following information includes the age of each nominee and current director as of the date of the meeting. All directors of the Corporation are also directors of the bank.

CLASS 1 DIRECTORS WHOSE TERM EXPIRES IN 2005 AND NOMINEES FOR CLASS 1 DIRECTORS WHOSE TERM WILL EXPIRE IN 2008

      ROBERT M. BREWINGTON, JR., 54

      Director since 1996. Owner of Sutliff Motors and Brewington Transportation and a part owner of J&B Honda (sales and service of cars and trucks; school bus contractor). Mr. Brewington is the brother of Sally Tucker, the bank's Marketing Director.

      WILLARD H. KILE, JR., D.M.D., 50

      Director since 2000. Partner of Kile & Robinson LLC (dentists); Partner of Kile & Kile Real Estate. Mr. Kile is a first cousin to Lance O. Diehl, our President and Chief Executive Officer.

      CHARLES E. LONG, 69

      Director since 1993. Retired. Former President of Long Supply Co., Inc. (a wholesaler and retailer of hardware and masonry products).

CLASS 2 DIRECTORS WHOSE TERM EXPIRES IN 2007

      LANCE O. DIEHL, 39

      Director since 2003. President and Chief Executive Officer of the Corporation and the bank. Former Executive Vice President of Branch Operations and Marketing of the bank. Mr. Diehl is a first cousin to Mr. Kile, a director.

      WILLIAM F. HESS, 71

      Director since 1983. Former Chairman of the Corporation and the bank. Dairy farmer.

      PAUL E. REICHART, 67

      Director since 1983. Chairman and former Vice Chairman of the Corporation and the bank. Former President and Chief Executive Officer of the Corporation and the bank.

CLASS 3 DIRECTORS WHOSE TERM EXPIRES IN 2006

      EDWARD L. CAMPBELL, 66

      Director since 1985. Secretary of the Corporation and the bank. President of ELC Enterprises, Inc. and the sole proprietor of Heritage Acres Christmas tree sales.

      FRANK D. GEHRIG, 59

      Director since 2004. Partner in Accounting Firm of Brewer, Gehrig & Johnson, Certified Public Accountants.

      ELWOOD R. HARDING, JR., 58

      Director since 1984. Vice Chairman of the Corporation and the Bank. Attorney at law and President of Premier Real Estate Settlement Services, Inc. (title insurance).

PRINCIPAL OFFICERS

Our principal officers are appointed by the Board of Directors and serve at the will of the Board of Directors, subject to certain change in control agreements discussed later in this report. The following information is presented for those persons who were principal officers at December 31, 2004:

                                                       EMPLOYEE
        NAME & POSITION                   HELD SINCE    SINCE         AGE
-------------------------------------     ----------   --------       ---
Paul E. Reichart,
Chairman                                     2004        1960          67
Edward L. Campbell,,
Secretary                                    2004           *          66
Elwood R. Harding, Jr.,
Vice Chairman                                2004           *          58
Lance O. Diehl,
President and Chief Executive Officer        2004        1995          39
Virginia D. Kocher
Treasurer and Assistant Secretary            1991        1972          57

* Not an employee of the Company and the Bank.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

Executive officers and directors and "beneficial owners" of more than ten percent of the Common Stock must file initial reports of ownership and reports of changes in ownership with the SEC pursuant to Section 16(a) of the Securities Exchange Act of 1934.

We have reviewed the reports and written representations from the executive officers and directors. The Corporation believes that all filing requirements were met during 2004 with the exception of the second quarter filing for Frank
D. Gehrig and fourth quarter filing
for Willard H. Kile, Jr. Mr. Gehrig was newly appointed to the Board on April 29, 2004 but an initial Statement of Beneficial Ownership, Form 3, was not filed until May 25, 2004. Filings are electronic now with a two-day filing deadline from the date of the transaction. The bank was unable to obtain the proper paperwork and register Mr. Gehrig's initial ownership holdings of 2,052.684, held between he and his spouse, within the new two-day deadline. Mr. Kile was gifted 164 shares on October 18, 2004, but the bank was not notified of the transaction until October 28, 2004, which is the date the Form 4 was transmitted.

CODE OF ETHICS

All our employees, including our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer are required to abide by our Code of Ethics to ensure that our business is conducted in a consistently legal and ethical manner. This Code of Ethics forms the foundation of a comprehensive process that includes compliance with all corporate policies and procedures, an open relationship among colleagues that contributes to good business conduct, and an abiding belief in the integrity of our employees. Our policies and procedures cover all areas of professional conduct, including employment policies, conflicts of interest, intellectual property and the protection of confidential information, as well as strict adherence to all laws and regulations applicable to the conduct of our business.

Employees are required to report any conduct they believe in good faith to be an actual or apparent violation of the standards contained in our Code of Ethics or any other unusual or suspicious business arrangement or behavior. The Sarbanes-Oxley Act of 2002 requires audit committees to have procedures to receive, retain and treat complaints received regarding accounting, internal accounting controls or auditing matters and to allow for the confidential and anonymous submission by employees of concerns regarding questionable accounting or auditing matters. We currently have such procedures in place.

In addition, the members of our Board of Directors are required to comply with the Code of Ethics. This Code of Ethics is intended to focus the Board and the individual directors on areas of ethical risk, help directors recognize and deal with ethical issues, provide mechanisms to report unethical conduct, and foster a culture of honesty and accountability. The Code of Ethics covers all areas of professional conduct relating to service on the Board, including conflicts of interest, unfair or unethical use of corporate opportunities, strict maintenance of confidential information, compliance with all applicable laws and regulations and oversight of ethics and compliance by employees of the Company.

Copies of our Code of Ethics will be provided without charge upon written request to: Virginia D. Kocher, Treasurer, 232 East Street, Bloomsburg, PA 17815. This Code of Ethics is also included in this 10K as Exhibit 14.

ITEM 11. EXECUTIVE COMPENSATION

This section of the report contains a table that shows the amounts of compensation earned by our executive officers whose salary and bonus exceeded $100,000 for 2004. The bank makes all payments to the applicable executive officers. This section also contains the performance graph comparing our performance relative to a peer group and the report of our compensation committee on executive compensation explaining compensation philosophy for our most highly paid officers.

                          SUMMARY COMPENSATION TABLE(1)

                                                ANNUAL COMPENSATION
                                   -------------------------------------------
NAME AND PRINCIPAL        FISCAL                                OTHER ANNUAL        ALL OTHER
    POSITION               YEAR    SALARY($)      BONUS($)     COMPENSATION($)   COMPENSATION($)
-------------------       ------   ---------      --------     ---------------   ---------------
   LANCE O. DIEHL          2004     110,000       3,517(2)        15,391(3)         18,121(4)
PRESIDENT AND CHIEF        2003     100,000       1,883(5)        13,048(6)         13,118(7)
 EXECUTIVE OFFICER         2002      72,424       2,796(8)         1,130(9)          7,779(10)

(1) From January 1, 2002 through December 31, 2004, we did not pay any long-term compensation in the form of stock options, stock appreciation rights, restricted stock or any other long-term compensation, nor did we enter into any long-term incentive plan payments. Accordingly, no such information is presented in the summary compensation table set forth above. No such arrangements are currently in effect.

(2)   Represents a cash bonus representing 3 1/2% of 2003 base salary.

(3) Includes $10,800 as the payment of directors' fees and $4,591 representing the year 2004, 100% up to 3% and 50% up to the next 2% matching contribution to Mr. Diehl's 401K plan.

(4) Includes $16,047 as a payment for a deferred compensation plan; $678 representing car expense;$403 representing cell phone expense; $758 representing cafeteria plan benefits and $235 as annual term insurance premium payments on the life of Mr. Diehl.

(5)   Represents a cash bonus representing 2 1/2% of 2002 base salary.

(6) Includes $8,925 as the payment of directors' fees and $4,123 representing the year 2003, 100% up to 3% and 50% up to the next 2% matching contribution to Mr. Diehl's 401K plan.

(7) Includes $11,099 as a payment for a deferred compensation plan; $711 representing car expense; $420 representing cell phone expense; $661 representing cafeteria plan benefits and $227 as annual term insurance premium payments on the life of Mr. Diehl.

(8)   Represents a cash bonus representing 4% of 2001 base salary.

(9) Represents the year 2002, 50% up to 3% matching contribution to Mr. Diehl's 401K plan.

(10) Includes $3,411 as a contribution to the bank's profit sharing plan; $420 representing cell phone expense; $3,680 representing cafeteria plan benefits and $268 as annual term insurance premium payments on the life of Mr. Diehl.

                               COMMITTEE REPORT ON
                             EXECUTIVE COMPENSATION
                    (HOW WE DETERMINE EXECUTIVE COMPENSATION)

COMPOSITION OF COMMITTEE

      Our independent directors deem executive compensation to be very important to the overall development and performance of the company, so they decided to sit as our committee on executive compensation. Mr. Diehl, the President and Chief Executive Officer, and Mr. Reichart, the Chairman, do not participate in discussions and decisions concerning their performance and compensation. All of our other directors meet the independence standards contained in Rule 4200(a)(15) of the listing rules for The NASDAQ Stock Market.

      In addition to this committee on executive compensation, the bank has a Human Resource Committee comprised of four of our directors who also serve as directors of the bank. One of those directors is Mr. Reichart who is also the Chairman of the bank. The bank's Human Resource Committee discusses and reviews evaluations of all management positions within the bank, except for Messrs Reichart, the Chairman, Diehl, the President and Chief Executive Officer, and Wenner, the Executive Vice President and Chief Operating Officer. The compensation committee on executive compensation is solely responsible for the compensation decisions involving the latter three officers.

Objectives Of Executive Compensation

      Our executive compensation policy aims to:

                  - Link the executive's goals with your interests as stockholders;

                  - Support our strategic business plan and long-term development;

                  - Tie a portion of the executive's compensation to our overall performance; and

                  -     Attract and retain talented management.

Type Of Compensation

      We utilize annual compensation which includes salary, bonus and contributions to our 401K profit sharing plan. We award bonuses based upon our and the specific executive's performance.

      We do not have a long-term compensation program based upon the award of stock options and restricted stock or other long-term incentive awards. However, we do have long-term compensation agreements. See the discussion of these agreements elsewhere in this 10K. We may consider the award of stock options in the future.

Factors Considered In Determining Compensation

      Our committee on executive compensation wants the compensation of an executive to be competitive with other commercial banking institutions doing business in similar markets. Each year, our compensation committee on executive compensation and the bank's Human Resources Committee reviews a report from an outside consultant that delineates compensation at peer group banking companies; discusses such report as well as the performance and compatibility to the position with each executive; and takes into consideration recommendations by such executives supervisory officers or by members of the Board of Directors for the senior most executives. The total executive compensation for Messrs. Reichart, Diehl and Wenner place them generally in the median percentile of executives in peer group banking companies based upon the report by the outside consultant. All of these factors are taken into consideration in the determination of the compensation of the executives as a group and of the officers individually.

Annual Compensation

      Annual compensation for our senior executives includes salary, any bonus and contribution to his 401K profit sharing plan. This is similar to the compensation programs for most of our peer group banking companies. We intend to pay salaries at the median of the peer group banking companies that are represented in the report of the outside consultant.

Chief Executive Officer Compensation

      Mr. Diehl received total compensation of $147,029 in the year 2004. Please refer to the Summary Compensation Table on page 62 for more details.

      We established the following 2005 compensation package for Mr. Diehl:
Annual salary to be paid is $120,000, and we expect the other payment and benefits described in the Summary Compensation Table to remain the same, in 2005 as in 2004.

Other Factors That Influenced Compensation

      Our Compensation Committee considered that Mr. Diehl has worked for the bank for a total of 11 years and has 17 years experience in the financial services industry. Mr. Diehl is a magna cum laude graduate of Bloomsburg University, receiving a Bachelor of Science in Business Administration; holds a Masters in Business Administration from Lehigh University; and is a graduate of the Stonier Graduate School of Banking.

                                     Committee on Executive Compensation

                                     Robert M. Brewington, Jr.
                                     Edward L. Campbell
                                     Frank D. Gehrig
                                     Elwood R. Harding, Jr.
                                     William F. Hess
                                     Willard H. Kile, Jr.
                                     Charles E. Long

Deferred Compensation Agreements for Executive Officers

In 1992, the bank entered into agreements with two executive officers, Paul E. Reichart and J. Jan Girton, to establish non-qualified deferred compensation plans. Each officer deferred compensation in order to participate in this Deferred Compensation Plan. If the officer continued to serve as an officer of the bank until he attained 65 years of age, the bank agreed to pay him 120 consecutive monthly payments commencing on the first day of the month following that officer's 65th birthday. Each officer's monthly payment is based upon the future value of life insurance purchased with the compensation the officer has deferred. The bank has obtained life insurance (designating the bank as the beneficiary) on the life of each of these officers in an amount which is intended to cover the bank's obligations under this Deferred Compensation Plan, based upon certain actuarial assumptions.

During 2002, these agreements with the two executive officers, Paul E. Reichart and J. Jan Girton, were modified. Under one agreement, the executive officer receives monthly payments of $1,875 for 120 consecutive months commencing in February 2003. Under another agreement, another executive officer receives monthly payments of $1,458.33 for 120 consecutive months commencing in April 2003. This second agreement also provides post employment health care benefits to the executive officer until the attainment of age 65. As of December 31, 2004 and 2003, the net cash values of insurance policies were $407,319 and $318,119, respectively. The total accrued liability, equal to the present value of these obligations, was $269,418 and $295,674, respectively. The accrued liability related to the post employment health care benefit was $13,650 and $14,336 as of December 31, 2004 and 2003, respectively. Mr. Reichart is the former President and Chief Executive Officer of the bank and currently the Chairman of the Board. Mr. Girton served in the capacity of Chief Operating Officer and Executive Vice President and retired in 2003.

In April 2003, the bank entered into non-qualified deferred compensation agreements with three additional officers, Lance O. Diehl, Edwin A. Wenner and Jacob S. Trump, to provide supplemental retirement benefits commencing with these executive's retirement and ending 15 years thereafter. The deferred compensation expense related to these agreements for the year ended December 31, 2004 was $79,710 and the total accrued liability as of December 31, 2004 and December 31, 2003 was $134,841 and $55,131, respectively. Mr.

Diehl is currently the President and Chief Executive Officer. Mr. Wenner is currently the Executive Vice President and Chief Operating Officer. Mr. Trump is currently the Senior Vice President of Financial Planning.

FIVE-YEAR PERFORMANCE GRAPH

The following graph and table compare the cumulative total stockholder return on our Common Stock during the five-year period ending on December 31, 2004, with the cumulative total return on the SNL Securities Corporate Performance Index
(1) for 35 publicly-traded banks with under $250 million in total assets in the United States of America, and the cumulative total return for all United States stocks traded on the NASDAQ Stock Market. The comparison assumes the value of the investment in our Common Stock and each index was $100 on December 31, 1999, and assumes further the reinvestment of dividends into the applicable securities. The stockholder return shown on the graph and table below is not necessarily indicative of future performance.

                           CCFNB BANCORP, INCORPORATED

                                  [LINE GRAPH]

                                                           PERIOD ENDING
                                -------------------------------------------------------------------
INDEX                           12/31/99    12/31/00    12/31/01    12/31/02   12/31/03    12/31/04
---------------------------     --------    --------    ---------   --------   --------    --------
CCFNB Bancorp, Incorporated      100.00       85.36      122.61      130.89     157.92      156.01
NASDAQ Composite                 100.00       60.82       48.16       33.11      49.93       54.49
SNL <$250M Bank Index            100.00       99.01      123.45      151.70     229.40      283.65

SOURCE : SNL FINANCIAL LC, CHARLOTTESVILLE, VA                    (434) 977-1600

Notes:

A. The lines represent monthly index levels derived from compounded daily returns that include all dividends.

B. The indexes are reweighted daily, using the market capitalization on the previous trading day.

C. If the monthly interval, based on the fiscal year-end, is not a trading day, the preceding day is used.

D.    The index level for all series was set to $100 on 12/31/99.

(1) SNL Securities is a research and publishing firm specializing in the collection and dissemination of data on the banking, thrift and financial services industries.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

This section describes how much stock our directors and executive officers own. It also describes the persons or entities that own more than 5 percent of our voting stock.

STOCK OWNED BY DIRECTORS, NOMINEES FOR DIRECTOR AND EXECUTIVE DIRECTORS

This table indicates the number of shares of Common Stock owned by the executive officers and directors as of March 21, 2005. The aggregate number of shares owned by all directors and executive officers is 4.66%. Unless otherwise noted, each individual has sole voting and investment power for the shares indicated below.

           NAME OF INDIVIDUAL                  AMOUNT AND NATURE OF
          OF IDENTITY OF GROUP                BENEFICIAL OWNERSHIP(1)      PERCENT OF CLASS
----------------------------------------      -----------------------      ----------------
Robert M. Brewington, Jr.                            8,835.277                   ----
Edward L. Campbell                                   6,260.466                   ----
Lance O. Diehl                                       1,092.108                   ----
Frank D. Gehrig                                      2,090.932
Elwood R. Harding, Jr.                              15,630.697                   1.24%
William F. Hess                                      4,775.783                   ----
Willard H. Kile, Jr.                                 4,439.010                   ----
Virginia D. Kocher                                     391.000                   ----
Charles E. Long                                      6,605.252                   ----
Paul E. Reichart                                     8,821.000                   ----
                                              ----------------             ----------
All Officers and Directors as a group
   (9 directors, 3 nominees, 5 officers,
    10 persons in total)                            58,941.525                   4.66%
                                              ================             ==========

(1) Includes shares held (a) directly, (b) jointly with a spouse, (c) individually by spouse, (d) by the transfer agent in the Corporation's dividend reinvestment account, (e) in the 401(k) plan, and (f) in various trusts.

VOTING STOCK OWNED BY "BENEFICIAL OWNER"

There are no persons or entities known by the Corporation to own beneficially more than five percent of the Common Stock as of March 21, 2005.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We encourage our directors and executive officers to have banking and financial transactions with the Bank. All of these transactions are made on comparable terms and with similar interest rates as those prevailing for other customers.

The total consolidated loans made by the Bank at December 31, 2004, to its directors and officers as a group, members of their immediate families and companies in which they have a 10 percent or more ownership interest was $5,027,096 or approximately 17.6 percent of our total consolidated capital accounts. The largest amount for all of these loans in 2004 was $9.098,557 or approximately 31.9 percent of our total consolidated capital accounts. These loans did not involve more than the normal risk of collectibility nor did they present other unfavorable features.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

J. H. Williams & Co., LLP, billed the Corporation $65,700, in 2004, for services rendered for the audit of the Corporation's annual financial statements for the year ended December 31, 2004 and the reviews of the financial statements included in the Corporation's reports on SEC Form 10-Q for the quarters ended March 31, June 30 and September 30, 2004.

AUDIT RELATED FEES

J. H. Williams & Co., LLP, billed the Corporation $9,775, in 2004, for the performance of agreed upon procedures with respect to the trust department ($6,200) and the retail sales of non deposit investment products of the bank ($3,575).

TAX FEES

J. H. Williams & Co., LLP, billed the Corporation $5,700, in 2004, for tax compliance, tax advice and tax planning.

ALL OTHER FEES

J. H. Williams & Co., LLP billed the Corporation $0, in 2004, for other services rendered.

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)   1.    Our consolidated financial statements and notes to these statements as well as the applicable reports of the independent certified public accountants are filed at Item 8 in this report.

      2. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes to these statements.

      3. The exhibits required by Item 601 of Regulation S-K are included under Item 15(c) to this report.

(b)   Reports on Form 8-K

We filed three reports on Form 8-K during the quarter ended December 31, 2004.

On November 10, 2004, we filed a Form 8-K in reference to the new Amended By-Laws of the Corporation.

On December 14, 2004, we filed a Form 8-K disclosing Executive Employment Agreements, Deferred Director Fees Agreement, Supplemental Executive Retirement Plan Agreements and salaries for 2005 for the Chairman and Executive Officers.

On December 27, 2004, we filed a Form 8-K in reference to new Director's fees for 2005.

(c)   Exhibits required by Item 601 of Regulation S-K:

Exhibit Number Referred to
Item 601 of Regulation SK                       Description of Exhibit
--------------------------     --------------------------------------------------------
            2                              None.

            3                              None.

            4                              None.

            9                              None.

           10                              None.

           11                              None.

           12                              None.

           14                     Code of Ethics

           16                              None.

           18                              None.

           21                  List of Subsidiaries of the Company.

           22                              None.

           23                  Consent of Independent Certified Public Accountants.

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

CCFNB BANCORP, INC.
      (Bancorp)

By:  /s/ Lance O. Diehl             Date:  March 9, 2005
    ------------------------------
     Lance O. Diehl
     President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:  /s/ Edward L. Campbell         Date:  March 9, 2005
    ------------------------------
     Edward L. Campbell
     Director and Secretary

By:  /s/ Robert M. Brewington, Jr.  Date:  March 9, 2005
    ------------------------------
     Robert M. Brewington, Jr.
     Director

By:  /s/ Frank D. Gehrig            Date:  March 9, 2005
    ------------------------------
     Frank D. Gehrig
     Director

By:  /s/ Lance O. Diehl             Date:  March 9, 2005
    ------------------------------
     Lance O. Diehl
     President, Chief Executive
     Officer and Director

By:  /s/ Elwood R. Harding, Jr.     Date:  March 9, 2005
    ------------------------------
     Elwood R. Harding, Jr.
     Director and Vice Chairman of
     the Board

By:  /s/ William F. Hess            Date:  March 9, 2005
    ------------------------------
     William F. Hess
     Director

By:  /s/ Willard H. Kile, Jr.       Date:  March 9, 2005
    ------------------------------
     Willard H. Kile, Jr.
     Director

By:  /s/ Charles E. Long            Date:  March 9, 2005
    ------------------------------
     Charles E. Long
     Director

By:  /s/ Paul E. Reichart           Date:  March 9, 2005
    ------------------------------
     Paul E. Reichart
     Director and Chairman of
     the Board

By:  /s/ Virginia D. Kocher         Date:  March 9, 2005
    ------------------------------
     Virginia D. Kocher
     Treasurer and Assistant
     Secretary (Principal Financial
     and Accounting Officer)

                                INDEX TO EXHIBITS

Item Number   Description                                                                               Page
-----------   -----------                                                                               ----
     14       Code of Ethics.........................................................................    72

     21       List of Subsidiaries of the Company....................................................    77

     23       Consent of Independent Certified Public Accountants....................................    78

    31.1      CEO certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002............    79

    31.2      Principal Financial Officer certification pursuant to Section 302 of the
              Sarbanes-Oxley Act of 2002.............................................................    80

    32.1      CEO certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
              Section 906 of the Sarbanes-Oxley Act of 2002..........................................    81

    32.2      Principal Financial Officer certification pursuant to 18 U.S.C. Section 1350, as
              adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002......................    82

    99.A      Charter of the Audit Committee ........................................................    87