Form 10-Q
period 2005-03-31
CCFNB BANCORP INC
filed 2005-05-13
CIK 731122

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirings for the past 90 days. Yes [X] No [ ]

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 1,264,067 shares of $1.25
(par) common stock were outstanding as of April 26, 2005.

CCFNB BANCORP, INC. AND SUBSIDIARY
INDEX 10-Q
MARCH 31, 2005

                                                                                              Page
                                                                                             -------
PART 1     -  FINANCIAL INFORMATION:

           -  Consolidated Balance Sheets                                                       2

           -  Consolidated Statements of Income                                                 3

           -  Consolidated Statements of Cash Flows                                             4

           -  Notes to Consolidated Financial Statements                                      5 - 14

           -  Report of Independent Registered Public Accounting Firm                          15

           -  Management's Discussion and Analysis of Consolidated Financial Condition
              and Results of Operations                                                      16 - 22

           -  Controls and Procedures                                                          23

PART II    -  OTHER INFORMATION                                                                24

SIGNATURES                                                                                   25 - 28

CCFNB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

                                                                           Unaudited
                                                                             March        December
                                                                            31, 2005      31, 2004
                                                                          -----------    ----------
ASSETS
Cash and due from banks                                                   $     7,486    $    5,018
Interest-bearing deposits with other banks                                      1,116         1,821
Federal funds sold                                                              3,707         5,994
Investment securities available-for-sale                                       58,344        61,834
Loans, net of unearned income                                                 149,815       149,900
Allowance for loan losses                                                       1,442         1,392
                                                                          -----------    ----------
        Net loans                                                             148,373       148,508
Premises and equipment, net                                                     4,486         4,519
Cash surrender value of bank-owned life insurance                               6,272         6,199
Accrued interest receivable                                                       780           816
Other assets                                                                    1,167           668
                                                                          -----------    ----------
             TOTAL ASSETS                                                 $   231,731    $  235,377
                                                                          ===========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits:
        Non-interest bearing                                              $    19,698    $   18,687
        Interest bearing                                                      151,541       153,800
                                                                          -----------    ----------
             Total Deposits                                                   171,239       172,487
Short-term borrowings                                                          19,455        21,757
Long-term borrowings                                                           11,320        11,323
Accrued interest and other expenses                                             1,299         1,269
Other liabilities                                                                  14            34
                                                                          -----------    ----------
             TOTAL LIABILITIES                                                203,327       206,870
                                                                          -----------    ----------

STOCKHOLDERS' EQUITY
Common stock, par value $1.25 per share; authorized
        5,000,000 shares; issued and outstanding 1,266,067 shares
        in 2005 and 1,267,718 shares in 2004                                    1,583         1,585
Surplus                                                                         3,337         3,385
Retained earnings                                                              23,621        23,324
Accumulated other comprehensive income (loss)                                    (137)          213
                                                                          -----------    ----------
             TOTAL STOCKHOLDERS' EQUITY                                        28,404        28,507
                                                                          -----------    ----------
             TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $   231,731    $  235,377
                                                                          ===========    ==========

See accompanying notes to Consolidated Financial Statements.

CCFNB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS EXCEPT PER SHARE DATA)
UNAUDITED

                                                                     For the Three
                                                                     Months Ending
                                                                       March 31,
                                                                 -----------------------
INTEREST INCOME                                                     2005         2004
                                                                 ----------   ----------
Interest and fees on loans:
       Taxable                                                   $    2,090   $    2,111
       Tax-exempt                                                       110           74
Interest and dividends on investment securities:
       Taxable interest                                                 387          379
       Tax-exempt interest                                               96          127
       Dividends                                                         20           18
Federal funds sold                                                       26            1
Deposits in other banks                                                   6           10
                                                                 ----------   ----------
            TOTAL INTEREST INCOME                                     2,735        2,720
                                                                 ----------   ----------

INTEREST EXPENSE
Deposits                                                                672          672
Short-term borrowings                                                   114           69
Long-term borrowings                                                    167          170
                                                                 ----------   ----------
            TOTAL INTEREST EXPENSE                                      953          911
                                                                 ----------   ----------

Net interest income                                                   1,782        1,809
Provision for loan losses                                                30           50
                                                                 ----------   ----------
            NET INTEREST INCOME AFTER PROVISION
            FOR LOAN LOSSES                                           1,752        1,759
                                                                 ----------   ----------
NON-INTEREST INCOME
Service charges and fees                                                238          167
Gain on sale of loans                                                    15            3
Bank-owned life insurance income                                         67           71
Trust department                                                         36           34
Other                                                                    54           46
Investment securities gains, net                                          -            -
                                                                 ----------   ----------
            TOTAL NON-INTEREST INCOME                                   410          321
                                                                 ----------   ----------

NON-INTEREST EXPENSE
Salaries                                                                552          571
Pensions and other employee benefits                                    204          204
Occupancy, net                                                          116          105
Equipment                                                               124          107
State shares tax                                                         74           73
Professional services                                                    86           65
Directors' fees                                                          47           37
Stationery and supplies                                                  32           32
Other                                                                   267          251
                                                                 ----------   ----------
            TOTAL NON-INTEREST EXPENSE                                1,502        1,445
                                                                 ----------   ----------

Income before income taxes                                              660          635
Income tax expense                                                      136          126
                                                                 ----------   ----------
            NET INCOME                                           $      524   $      509
                                                                 ==========   ==========

PER SHARE DATA
Net income                                                       $     0.41   $     0.40
Cash dividends                                                   $     0.18   $     0.17
Weighted average shares outstanding                               1,265,223    1,276,995

See accompanying notes to Consolidated Financial Statements.

CCFNB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
UNAUDITED

OPERATING ACTIVITIES
Net income                                                                                     $      524     $     509
Adjustments to reconcile net income to net cash provided by operating activities:
       Provision for loan losses                                                                       30            50
       Depreciation and amortization                                                                  101            83
       Premium amortization on investment securities                                                   72            64
       Discount accretion on investment securities                                                     (5)          (13)
       Deferred income taxes (benefit)                                                                (20)            3
       (Gain) on sale of mortgage loans                                                               (15)           (3)
       Proceeds from sale of mortgage loans                                                           732           150
       Originations of mortgage loans for resale                                                     (621)         (148)
       (Gain) loss from investment in insurance agency                                                 (2)            1
       (Increase) decrease in accrued interest receivable and other assets                           (268)         (191)
       Net increase in cash surrender value of bank-owned life insurance                              (73)          (77)
       Increase (decrease) in accrued interest, other expenses and other liabilities                   18            44
                                                                                               ----------     ---------
             NET CASH PROVIDED BY OPERATING ACTIVITIES                                                473           472
                                                                                               ----------     ---------

INVESTING ACTIVITIES
Purchase of investment securities Available-for-Sale                                                    -        (8,513)
Proceeds from sales, maturities and redemptions of investment
   securities Available-for-Sale                                                                    2,891        10,297
Net (increase) decrease in loans                                                                       10         1,130
Purchases of premises and equipment                                                                   (68)         (231)
                                                                                               ----------     ---------
             NET CASH PROVIDED BY INVESTING ACTIVITIES                                              2,833         2,683
                                                                                               ----------     ---------

FINANCING ACTIVITIES
Net increase (decrease) in deposits                                                                (1,248)       (1,939)
Net increase (decrease) in short-term borrowings                                                   (2,302)       (4,184)
Net decrease in long-term borrowings                                                                   (3)           (2)
Acquisition of treasury stock                                                                        (113)            -
Proceeds from issuance of common stock                                                                 63            64
Cash dividends paid                                                                                  (227)         (217)
                                                                                               ----------     ---------
             NET CASH (USED IN) FINANCING ACTIVITIES                                               (3,830)       (6,278)
                                                                                               ----------     ---------

             (DECREASE) IN CASH AND CASH EQUIVALENTS                                                 (524)       (3,123)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                   12,833        12,362
                                                                                               ----------     ---------
             CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $   12,309     $   9,239
                                                                                               ==========     =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
       Interest                                                                                $    1,011     $     933
       Income taxes                                                                            $        -     $       -


See accompanying notes to Consolidated Financial Statements.

CCFNB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005

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

NATURE OF OPERATIONS & LINES OF BUSINESS

The Corporation provides full banking services, including trust services, through the Bank, to individuals and corporate customers. The Bank has seven offices covering an area of approximately 484 square miles in North Central Pennsylvania. The Corporation and its banking subsidiary are subject to regulation of the Office of the Comptroller of the Currency, The Federal Deposit Insurance Corporation and the Federal Reserve Bank of Philadelphia.

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

Debt securities not classified as Held-to-Maturity and equity securities included in the Available-for-Sale category, are carried at fair value, and the amount of any unrealized gain or loss net of the effect of deferred income taxes is reported as other comprehensive income (loss) (see Note 6). Management's decision to sell Available-for-Sale securities is based on changes in economic conditions controlling the sources and uses of funds, terms, availability of and yield of alternative investments, interest rate risk, and the need for liquidity.

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

DERIVATIVES

The Bank has outstanding loan commitments that relate to the origination of mortgage loans that will be held for resale. Pursuant to Statement of Financial Accounting Standards (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", and SFAS No. 149 "Amendments to SFAS 133 on Derivative Instruments and Hedging Activities" and the guidance contained in the Derivatives Implementation Group Statement 133 Implementation Issue No. C 13, the Bank has accounted for such loan commitments as derivative instruments. The outstanding loan commitments in this category did not give rise to any losses for the period ended March 31, 2005 and the year ended December 31, 2004, as the fair market value of each outstanding loan commitment exceeded the Bank's cost basis in each loan commitment.

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

INVESTMENT IN INSURANCE AGENCY

On January 2, 2001, the Corporation acquired a 50% interest in a local insurance agency, a corporation organized under the laws of the Commonwealth of Pennsylvania. The income or loss from this investment is accounted for under the equity method of accounting. The carrying value of this investment as of March 31, 2005 and December 31, 2004 was $190,000 and $187,000, respectively, and is carried in other assets in the accompanying consolidated balance sheets.

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

In September 2004, the FASB issued Staff Position Emerging Issues Task Force ("EITF") Issue No. 03-01, "Effective Date of Paragraphs 10-20 of EITF Issue No. 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments", which delays the effective date for the measurement and recognition guidance contained in EITF Issue No. 03-01. EITF Issue No. 03-01 provides guidance for evaluating whether an investment is other-than-temporarily impaired and was originally effective for other-than- temporarily impairment evaluations made in reporting periods beginning after June 15, 2004. The delay in the effective date for the measurement and recognition guidance contained in paragraphs 10 through 20 of EITF Issue No. 03-01 does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature. The disclosure guidance in paragraphs 21 and 22 of EITF Issue No. 03-01 remains effective. The delay will be superseded concurrent with the final issuance of EITF Issue No. 03-01a, which is expected to provide implementation guidance on matters such as impairment evaluations for declines in value caused by increases in interest rates and/or sector spreads.

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

ADVERTISING COSTS

It is the Corporation's policy to expense advertising costs in the period in which they are incurred. Advertising expense for the periods ended March 31, 2005 and 2004, were approximately $19,042 and $19,000, respectively.

RECLASSIFICATION

Certain amounts in the consolidated financial statements of the prior years have been reclassified to conform with presentation used in the 2005 consolidated financial statements. Such reclassifications had no effect on the Corporation's consolidated financial condition or net income.

NOTE 2 - ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses for the periods ended March 31, 2005 and March 31, 2004 were as follows:

                                    (Amounts in Thousands)
                                    ----------------------
                                      2005         2004
                                    --------     ---------
Balance, beginning of year          $  1,392     $   1,415
Provision charged to operations           30            50
Loans charged-off                         (7)         (116)
Recoveries                                27            16
                                    --------     ---------
Balance, March 31                   $  1,442     $   1,365
                                    ========     =========

At March 31, 2005 the recorded investment in loans that are considered to be impaired as defined by SFAS No. 114 was $172,000. No additional charge to operations was required to provide for the impaired loans since the total allowance for loan losses is estimated by management to be adequate to provide for the loan loss allowance required by SFAS No. 114 along with any other potential losses.

At March 31, 2005, there were no significant commitments to lend additional funds with respect to non-accrual and restructured loans.

Non-accrual loans at March 31, 2005 and December 31, 2004 were $1,211,000 and $1,241,000, respectively.

Loans past due 90 days or more and still accruing interest amounted to $18,000 at March 31, 2005.

NOTE 3 - SHORT-TERM BORROWINGS

Securities sold under agreements to repurchase, and Federal Home Loan Bank advances generally represented overnight or less than 30-day borrowings. U.S. Treasury tax and loan notes for collections made by the Bank were payable on demand.

NOTE 4 - LONG-TERM BORROWINGS

Long-term borrowings are comprised of advances from the Federal Home Loan Bank.

NOTE 5 - DEFERRED COMPENSATION PLANS

The Bank has entered into certain non-qualified deferred compensation agreements with certain executive officers and directors. Expense related to these non-qualified deferred compensation plans amounted to $31,000 and $28,000 for March 31, 2005 and 2004, respectively.

There were no substantial changes in other plans as disclosed in the 2004 Annual Report.

NOTE 6 - STOCKHOLDERS' EQUITY

Changes in stockholders' equity for the period ended March 31, 2005 were as follows:

                                                         (Amounts in Thousands, Except Common Share Data)
                                      ---------------------------------------------------------------------------------------
                                                                                             Accumulated
                                                                                                Other
                                                                                            Comprehensive
                                        Common    Common           Comprehensive  Retained     Income      Treasury
                                        Shares    Stock   Surplus      Income     Earnings     (Loss)       Stock     Total
                                      ----------  ------  -------  -------------  --------  -------------  --------  --------
Balance at January 1, 2005            $1,267,718  $1,585  $ 3,385                 $ 23,324      $  213      $   -    $ 28,507
Comprehensive Income:
 Net income                                    -       -        -      $  524          524           -          -         524
 Change in unrealized gain (loss)
        on investment securities
        available-for-sale net of
        reclassification adjustment
        and tax effects                        -       -        -        (350)           -        (350)         -        (350)
                                                                       ------
         TOTAL COMPREHENSIVE
                      INCOME                                           $  174
                                                                       ======
Issuance of 1,984 shares of
   common stock under dividend
   reinvestment and stock
   purchase plans                          2,349       3       60                        -           -          -          63
Purchase of 4,000 shares of
   treasury stock                              -       -        -           -            -           -       (113)       (113)
Retirement of 4,000 shares of
   treasury stock                         (4,000)     (5)    (108)                       -           -        113           -
Cash dividends $.41 per share                  -       -        -                     (227)          -          -        (227)
                                      ----------  ------  -------                 --------      ------      -----    --------
Balance at March 31, 2005              1,266,067  $1,583  $ 3,337                 $ 23,621      $ (137)     $   -    $ 28,404
                                      ==========  ======  =======                 ========      ======      =====    ========

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

The Corporation may require collateral or other security to support financial instruments with off-balance sheet credit risk. The contract or notional amounts at March 31, 2005 and December 31, 2004 were as follows:

                                                                       (Amounts in Thousands)
                                                                       ----------------------
                                                                        March        December
                                                                       31, 2005      31, 2004
                                                                       --------      --------
Financial instruments whose contract amounts represent credit risk:
     Commitments to extend credit                                      $ 15,738      $ 13,829
     Financial standby letters of credit                                  1,692         1,742
     Performance standby letters of credit                                  846           846
     Dealer floor plans                                                   1,111           852

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

Standby letters of credit and commercial letters of credit are conditional commitments issued by the Corporation to guarantee payment to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Corporation holds collateral supporting those commitments for which collateral is deemed necessary.

The Corporation's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and letters of credit is represented by the contractual notional amount of those instruments. The Corporation uses the same credit policies in making commitments and conditional obligations, as it does for on-balance sheet instruments.

The Corporation granted commercial, consumer and residential loans to customers within Pennsylvania. Of the total loan portfolio at March 31, 2005, 81.9% was for real estate loans, principally residential. It was the opinion of management that the high concentration did not pose an adverse credit risk. Further, it was management's opinion that the remainder of the loan portfolio was balanced and diversified to the extent necessary to avoid any significant concentration of credit.

NOTE 8 - SUBSEQUENT EVENT

In April 2005 the Corporation entered into an agreement to purchase a vacant branch bank facility located in Berwick, Pennsylvania. The cost of the property to be acquired is $550,000 and it is anticipated that an additional expenditure of approximately $250,000 will be required for renovations and equipment to make the facility operational.

NOTE 9 - MANAGEMENT'S ASSERTIONS AND COMMENTS REQUIRED TO BE PROVIDED WITH FORM 10Q FILING

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

The results of operations for the three-month period ended March 31, 2005, are not necessarily indicative of the results to be expected for the full year.

These consolidated interim financial statements have been prepared in accordance with requirements of Form 10Q and therefore do not include all disclosures normally required by accounting principles generally accepted in the United States of America applicable to financial institutions as included with consolidated financial statements included in the Corporation's annual Form 10K filing. The reader of these consolidated interim financial statements may wish to refer to the Corporation's annual report or Form 10K for the period ended December 31, 2004, filed with the Securities and Exchange Commission.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of CCFNB Bancorp, Inc.:

We have reviewed the accompanying consolidated balance sheet of CCFNB Bancorp, Inc. and Subsidiary as of March 31, 2005, and the related consolidated statements of income and cash flows for the three month periods ended March 31, 2005 and 2004. These consolidated interim financial statements are the responsibility of the management of CCFNB Bancorp, Inc. and Subsidiary.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of CCFNB Bancorp, Inc. and Subsidiary as of December 31, 2004, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 14, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2004, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                                /s/ J.H. Williams & Co., LLP

J.H. Williams & Co., LLP
Kingston, Pennsylvania
April 22, 2005

                               CCFNB BANCORP, INC.
                                    FORM 10-Q
                        FOR THE QUARTER ENDED MARCH 2005

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Consolidated Summary of Operations
(Dollars in Thousands, except for per share data)

                                 At and For the Three
                                        Months
                                    Ended March 31,                  At and For the Years Ended December 31,
                                ----------------------   --------------------------------------------------------------
                                   2005        2004         2004         2003         2002         2001         2000
                                ---------   ----------   ----------   ----------   ----------   ----------   ----------
Income and Expense:
    Interest income             $   2,735   $    2,720   $   10,843   $   11,221   $   12,780   $   13,720   $   13,552
    Interest expense                  953          911        3,669        4,366        5,741        6,924        6,859
                                ---------   ----------   ----------   ----------   ----------   ----------   ----------
    Net interest income             1,782        1,809        7,174        6,855        7,039        6,796        6,693
    Loan loss provision                30           50          140          200          309          163           54
                                ---------   ----------   ----------   ----------   ----------   ----------   ----------
    Net interest income after
    loan loss Provision             1,752        1,759        7,034        6,655        6,730        6,633        6,639
    Non-interest income               410          321        1,530        1,508        1,210        1,149        1,053
    Non-interest expense            1,502        1,445        5,746        5,409        5,479        5,104        4,967
                                ---------   ----------   ----------   ----------   ----------   ----------   ----------
    Income before income taxes        660          635        2,818        2,754        2,461        2,678        2,725
    Income taxes                      136          126          601          591          539          621          671
                                ---------   ----------   ----------   ----------   ----------   ----------   ----------
    Net income                  $     524   $      509   $    2,217   $    2,163   $    1,922   $    2,057   $    2,054
                                =========   ==========   ==========   ==========   ==========   ==========   ==========
Per Share: 1)
    Net income                  $     .41   $      .40   $     1.74   $     1.69   $     1.47   $     1.54   $     1.51
    Cash dividends paid               .18          .17          .70          .66          .63          .59          .56
    Average shares outstanding  1,265,223    1,276,995    1,267,718    1,281,265    1,309,084    1,338,007    1,355,624
Average Balance Sheet:
    Loans                       $ 149,617   $  147,015   $  147,348   $  149,485   $  147,545   $  139,219   $  134,325
    Investments                    62,009       61,934       61,999       58,152       54,197       50,593       47,003
    Other earning assets            5,491        5,165        5,705        8,036        5,309        6,569          219
    Total assets                  232,557      230,103      231,477      230,975      223,476      208,630      196,727
    Deposits                      171,641      170,817      154,840      171,956      150,883      149,601      139,774
    Other interest-bearing
     liabilities                   31,399       30,232       29,823       29,772       29,356       31,629       31,203
    Stockholders' equity           28,222       27,832       28,136       27,223       26,615       25,890       23,910
Balance Sheet Data:
    Loans                       $ 149,815   $  146,400   $  149,900   $  147,631   $  151,338   $  142,990   $  137,360
    Investments                    58,344       61,093       61,834       62,775       53,528       57,121       47,311
    Other earning assets            4,823        4,327       11,012        6,882       10,068        9,644        4,814
    Total assets                  231,731      227,291      235,377      232,914      229,032      214,238      203,054
    Deposits                      171,239      169,847      172,487      171,786      172,127      155,666      143,169
    Other interest-bearing
     liabilities                   30,775       28,139       33,080       32,325       28,621       31,384       33,477
    Stockholders' equity           28,404       28,061       28,506       27,603       26,840       26,042       25,050
Ratios: (2)
    Return on average assets          .90%         .88%         .96%         .94%         .86%         .99%        1.04%
    Return on average equity         7.43%        7.32%        7.88%        7.95%        7.22%        7.90%        8.59%
    Dividend payout ratio           43.32%       42.63%       40.19%       39.02%       42.86%       38.31%       37.09%
    Average equity to average
     assets ratio                   12.14%       12.10%       12.17%       11.79%       11.77%       12.16%       12.34%

(1) Per share data has been calculated on the weighted average number of shares outstanding.

(2) The ratios for the three month period ending March 31, 2005 and 2004 are annualized.

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

EARNINGS SUMMARY

Net income for the three months ended March 31, 2005 was $524 thousand or $.41 per basic and diluted share. These results compare with net income of $509 thousand, or $.40 per basic and diluted share for the same period in 2004. Annualized return on average equity increased to 7.43 percent from 7.32 percent, while the annualized return on average assets increased to .90 percent from .88 percent, for the three months ended March 31, 2005 and 2004 respectively.

Net interest income continues to be the largest source of our operating income. Net interest income on a tax equivalent basis remained at $1.9 million at March 31, 2005, compared with March 31, 2004. Overall, interest earning assets yielded
5.23 percent for the quarter ended March 31, 2005 compared to 5.28 percent yield for the quarter ended March 31, 2004. The tax equivalized interest margin decreased to 3.48 percent for the three months ended March 31, 2005 compared to
3.57 percent for the three months ended March 31, 2004.

Average interest earning assets increased $3 million or 1.4 percent for the three months ended March 31, 2005 over the same period in 2004. Average loans increased $2.6 million or 1.8 percent, average investments remained at $62.0 million and average federal funds sold and interest-bearing deposits with other financial institutions increased .3 million or 5.8 percent from $5.2 million at March 31, 2004 to $5.5 million at March 31, 2005.

Average interest bearing liabilities for the three months ended March 31, 2005 were $184.5 million and for the three month period ending March 31, 2004 were $184.8 . Average short-term borrowings were $18.9 million at March 31, 2004 and $20.1 million at March 31, 2005, an increase of 6.3 percent. Long-term debt, which includes primarily FHLB advances, was $11.3 million at March 31, 2004 and 2005. Average demand deposits increased $2.3 million from 2004 balances.

The average interest rate for loans decreased 8 basis points to 6.03 percent at March 31, 2005 compared to 6.11 percent March 31, 2004. Interest-bearing deposits with other Financial Institutions interest rates increased 112 basis points to 2.07 percent from .95 percent at March 31, 2004 Average rates on interest bearing deposits increased by 2 basis points from 1.74 percent to 1.76 percent in one year. Average interest rates also increased on total interest bearing liabilities by 10 basis points to 2.07 percent from 1.97 percent. The reason for these increases on interest bearing liabilities was primarily attributed to the interest rates on all deposit liabilities and the tied-to-prime interest rates paid on repurchase agreements. The tax equivalized net interest margin decreased to 3.48 percent for the three months ended March 31, 2005 from 3.57 percent for the three months ended March 31, 2004. The cost of long-term debt averaged 5.97 percent for the past several years which contributed to the declining net interest margin. This high costing liability will remain due to the fact that the Federal Home Loan Bank has the option to reprice these loans at their discretion. Until interest rates would rise to make the current 5.97 percent average rate unattractive, this in all probability will not occur. We will continue to use the following strategies to mitigate this decline in our net interest margin: Pricing of deposits will continue to be monitored and priced conservatively; and in this low interest rate environment the majority of new investments will be kept short term in anticipation of rising rates.

NET INTEREST INCOME

Net interest income remained at $1.8 million for the three months ended March 31, 2005 and 2004.

The following table reflects the components of net interest income for each of the three months ended March 31, 2005 and 2004.

           ANALYSIS OF AVERAGE ASSETS, LIABILITIES AND CAPITAL EQUITY
                                       AND
                  NET INTEREST INCOME ON A TAX EQUIVALENT BASIS

AVERAGE BALANCE SHEET AND RATE ANALYSIS
(Dollars in Thousands)

                                                               Three Months Ended March 31, 2005 and 2004
                                                            Interest  Average              Interest  Average
                                                 Average    Income /  Yield /   Average    Income /   Yield /
                                                 Balance     Expense    Rate    Balance    Expense     Rate
                                                ---------   --------  -------  --------    --------  --------
                                                  (1)         (2)                (1)         (2)
ASSETS:
Interest-bearing deposits with other financial  $   1,157   $      6    2.07%  $   4,203   $     10     .95%
institutions
Investment securities (3)                          62,009        503    3.56%     61,934        524    3.38%
Federal funds sold                                  4,334         26    2.40%        962          1     .42%
Loans                                             149,617      2,200    6.03%    147,015      2,185    6.11%
                                                ---------   --------           ---------   --------

Total interest earning assets                   $ 217,117   $  2,735    5.23%  $ 214,114   $  2,720    5.28%
                                                ---------   --------           ---------   --------

Reserve for loan losses                            (1,408)                        (1,390)
Cash and due from banks                             5,419                          5,636
Other assets                                       11,129                         11,743
                                                ---------                      ---------

Total assets                                    $ 232,557                      $ 230,103
                                                ---------                      ---------
LIABILITIES AND CAPITAL:
Interest bearing deposits                       $ 153,116   $    672    1.76%  $ 154,607   $    672    1.74%
Short-term borrowings                              20,078        114    2.28%     18,898         69    1.46%
Long-term borrowings                               11,321        167    5.90%     11,334        170    6.00%
                                                ---------   --------           ---------   --------

Total interest-bearing liabilities              $ 184,515   $    953    2.07%  $ 184,839   $    911    1.97%
                                                ---------   --------           ---------   --------

Demand deposits                                 $  18,525                      $  16,210
Other liabilities                                   1,295                          1,222
Stockholders' equity                               28,222                         27,832
                                                ---------                      ---------

Total liabilities and capital                   $ 232,557                      $ 230,103
                                                ---------                      ---------

NET INTEREST INCOME /                                       $  1,782    3.28%              $  1,809    3.38%
  NET INTEREST MARGIN (4)

TAX EQUIVALENT NET INTEREST INCOME /                        $  1,888    3.48%              $  1,913    3.57%
  NET INTEREST MARGIN (5)

(1)   Average volume information was computed using daily averages.

(2)   Interest on loans includes fee income.

(3) Yield on tax-exempt obligations has been computed on a tax-equivalent basis.

(4) Net interest margin is computed by dividing net interest income by total interest earning assets.

(5) Interest and yield are presented on a tax-equivalent basis using 34 percent for 2005 and 2004.

The following table demonstrates the relative impact on net interest income of changes in volume of interest earnings assets and interest bearing liabilities and changes in rates earned and paid by us on such assets and liabilities.

             CHANGE IN NET INTEREST INCOME ON A TAX EQUIVALENT BASIS

                                                                    Three Months Ended March 31, 2005
                                                                           Compared with 2004
                                                                         Increase (Decrease)(2)
                                                                 Volume           Rate            Total
                                                                 ------           ----            -----
                                                                             (In thousands)
Interest income:
         Loans (1)                                                 159            (118)             41
         Investments (1)                                             3             111             114
           Federal  funds sold and other short-term investments      3              76              79

Interest expense:
           Deposits                                                (26)             31               5
           Short-term borrowings                                    17             155             172
           Long term debt                                           (1)            (11)            (12)
                                                                   ---            ----             ---
Net Interest Income:                                               175            (106)             69

(1) Interest income is adjusted to a tax equivalent basis using a 34 percent tax rate.

(2) Variances resulting from a combination of changes in volume and rates are allocated to the categories in proportion to the absolute dollar amounts of the change in each category.

The outstanding balance of loans at March 31, 2005 was $149.8 million compared to $149.9 million at December 31, 2004.

Income from investment securities declined $21 thousand at $503 thousand for the three months ended March 31, 2005 compared to $524 thousand at March 31, 2004. The average balance of investment securities for the three months ended March 31, 2005 and March 31, 2004 remained at 62.0 million.

Total interest expense increased $42 thousand or 4.6 percent for the first three months of 2005 as compared to the first three months of 2004. The average yield on interest earning assets decreased from 5.28 percent to 5.23 percent through March 2004 and 2005, respectively.

NON-INTEREST INCOME

The following table presents the components of non-interest income for the three months ended March 31, 2005 and 2004:

                                           Three Months Ended
                                               March 31,
                                            (In thousands)
        `                                  ------------------
                                           2005          2004
                                           ----          ----
Service charges and fees                   $238          $167
Trust Department income                      36            34
Investment securities gain - net              0             0
Gain on sale of loans                        15             3
Gain on sale of Other Real Estate Owned       0             3
Gain on Cash Surrender Value of BOLI         67            71
Third party brokerage income                 27            23
Other                                        27            20
                                           ----          ----
         Total                             $410          $321
                                           ----          ----

Non-interest income continues to represent a considerable source of our income. We are committed to increasing non-interest income. Increases will be from our existing sources of non-interest income and any new opportunities that may develop. For the three months ended March 31, 2005, total non-interest income increased $89 thousand to $410 thousand or 27.7 percent, compared to $321 thousand for the three month period ended March 31, 2004. Service charges and fees increased $71 thousand from $167 thousand at March 31, 2004 to $238 thousand or 42.5 percent at March 31, 2005. This increase is mainly attributable to the introduction of "Overdraft Privilege" program in 2004. Trust Department income increased from $34 thousand at March 31, 2004 to $36 thousand or 5.9 percent at March 31, 2005. Third party brokerage income reflected a $4 thousand increase or 17.4 percent comparing March 31, 2004 to March 31, 2005. By selling fixed rate mortgages through the MPF and PHFA programs we increased our gain on sale of loans from $3 thousand through March 2004 to $15 thousand through March 2005. The MPF loans are being serviced by CCFNB and the bank retains some credit risk. Investment in Bank Owned Life Insurance is reflected in the March 31, 2005 balance sheet and income statement. Other non-interest income increased $7 thousand from $20 thousand at March 31, 2004 to $27 thousand at March 31, 2005.

NON-INTEREST EXPENSE

The following table presents the components of non-interest expense for the three months ended March 31, 2004 and 2005:

                                  Three Months Ended
                                      March 31,
                                  2005            2004
                                 ------          ------
                                 (Dollars in Thousands)
Salaries and  wages              $  552          $  571
Employee benefits                   204             204
Net occupancy expense               116             105
Furniture and equipment expense     124             107
State shares tax                     74              73
Professional Services                86              65
Director Fees                        47              37
Stationery and Supplies              32              32
Other expense                       267             251
                                 ------          ------

         Total                   $1,502          $1,445
                                 ------          ------

Non-interest expense increased from $1.4 million at March 31, 2004 to $1.5 million at March 31, 2005.

Generally, non-interest expense accounts for the cost of maintaining facilities; providing salaries and benefits to employees; and paying for insurance, supplies, advertising, data processing services, taxes and other related expenses. Some of the costs and expenses are variable while others are fixed. To the extent possible, we utilize budgets and related measures to control variable expenses.

Salaries decreased 3.3 percent at March 31, 2005 compared to March 31, 2004. Employee benefits remained at $204 thousand at March 31, 2004 and 2005.

Occupancy expense increased 10.5 percent. Furniture and equipment expense reflects a $17 thousand or 15.9 percent increase for the first three months of 2005 compared to the first three months of 2004. New computer hardware is replacing fully depreciated hardware and recognition of depreciation on this new equipment will have the effect of increased expense going forward.

Pennsylvania Bank Shares Tax increased 1.4 percent from $73 thousand at March 31, 2004 compared to $74 thousand at March 31, 2005.

Other expenses increased $16 thousand or 6.4 percent from $251 thousand at March 31, 2004 to $267 thousand at March 31, 2005.

INCOME TAXES

Income tax expense as a percentage of pre-tax income was 20.6 percent for the three months ended March 31, 2005 compared with 19.8 percent for the same period in 2004. The effective tax rate for 2005 remains at 34 percent.

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

LIQUIDITY

Liquidity measures the ability to satisfy current and future cash flow needs as they become due. Maintaining a level of liquid funds through asset / liability management seeks to ensure that these needs are met at a reasonable cost As of March 31, 2005, we had $58.3 million of securities available for sale recorded at their fair value, compared with $61.8 million at December 31, 2004. As of March 31, 2005, the investment securities available for sale had an unrealized loss of $137 thousand, net of deferred taxes, compared with an unrealized gain of $213 thousand, net of deferred taxes, at December 31, 2004. These securities are not considered trading account securities which may be sold on a continuous basis, but rather are securities which may be sold to meet our various liquidity and interest rate requirements.

      In accordance with disclosures required by EITF NO. 03-1, the summary below reflects the gross unrealized losses and fair value, aggregated by investment category that individual securities have been in a continuous unrealized loss position for less than or more than 12 months as of March 31, 2005:

                                        Less than 12 months          12 months or more               Total
                                                   Unrealized                 Unrealized                 Unrealized
Description of Security              Fair Value       Loss       Fair Value      Loss      Fair Value       Loss
Obligations of U.S. Government
Corporations and Agencies:
   Mortgage backed                   $12,135,568    $133,617    $ 9,787,163    $203,433    $21,922,731     $337,050
   Other                              12,071,676     178,324      4,854,375     145,625     16,926,051      323,949
Obligations of state and political
Subdivisions                             670,547      12,122              0           0        670,547       12,122
Marketable Equity Securities              69,721         603         32,674      11,516        102,395       12,119

TOTAL                                $24,947,512    $324,666    $14,674,212    $360,574    $39,621,724     $685,240

      Note: This schedule reflects only unrealized losses without the effect of unrealized gains.

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

Non-Performing Assets

Shown below is a summary of past due and non-accrual loans:

                                 (Dollars in thousands)
                                March 31,   December 31,
                                  2005          2004
Past due and non-accrual:
         Days 30 - 89            $  686       $  492
         Days 90 plus                18           20
         Non-accrual              1,211        1,241
                                 ------       ------
  Total                          $1,915       $1,753

Past due and non-accrual loans increased 9.2 percent from $1.8 million at December 31, 2004 to $1.9 million at March 31, 2005. The loan delinquency expressed as a ratio to total loans was 1.3 percent at March 31, 2005 and 1.2 percent at December 31, 2004.

The provision for loan losses for the first quarter of 2005 was $30 thousand compared to first quarter of 2004 at $50 thousand Management is diligent in its efforts to reduce these delinquencies and has increased monitoring and review of current loans to foresee future delinquency occurrences and react to them quickly.

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

The following analysis provides a schedule of loan maturities / interest rate sensitivities. This schedule presents a repricing and maturity analysis as required by the FFIEC:

                MATURITY AND REPRICING DATA FOR LOANS AND LEASES

                                                                                    (Dollars in
                                                                                     Thousands)
                                                                                   March 31, 2005
Closed-end loans secured by first liens and 1-4 family residential properties with a remaining maturity or repricing frequency of:
         (1) Three months or less                                                    $  3,376
         (2) Over three months through 12 months                                       12,674
         (3) Over one year through three years                                         27,659
         (4) Over three years through five years                                        7,321
         (5) Over five years through 15 years                                          17,505
         (6) Over 15 years                                                                335
All loans and leases other than closed-end loans secured by first liens on 1-4 family residential properties with a remaining maturity or repricing frequency of:
         (1) Three months or less                                                      22,901
         (2) Over three months through 12 months                                       10,074
         (3) Over one year through three years                                         19,559
         (4) Over three years through five years                                       15,196
         (5) Over five years through 15 years                                          11,380
         (6) Over 15 years                                                                669
                                                                                     --------
                  Sub-total                                                          $148,649
Add:     Non-accrual loans not included above                                           1,211
Less:    Unearned income                                                                  (45)
                                                                                     --------

                  Total Loans and Leases                                             $149,815

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

Management and the Board of Directors review the adequacy of the reserve on a quarterly basis and adjustments, if needed, are made accordingly.

                                                                           For the Three Months
                                                                             Ending March 31,
Amounts in thousands                                                         2005      2004
--------------------                                                      ----------  ----------
Average loans outstanding:                                                $ 149,716   $ 147,015
                                                                          ---------   ---------
Total loans at end of period                                                149,815     146,400
                                                                          ---------   ---------

Balance at beginning of period                                                1,392       1,415
          Total charge-offs                                                      (7)       (116)
          Total recoveries                                                       27          16
                                                                          ---------   ---------
          Net charge-offs                                                        20        (100)
          Provision for loan losses                                              30          50
                                                                          ---------   ---------
 Balance at end of period                                                 $   1,442   $   1,365
                                                                          ---------   ---------

Net charge-offs as a percent of average loans outstanding during period         .01%        .01%
Allowance for loan losses as a percent of total loans                           .96%        .93%

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

CAPITAL ADEQUACY

A major strength of any financial institution is a strong capital position. This capital is very critical as it must provide growth, dividend payments to shareholders, and absorption of unforeseen losses. Our federal regulators provide standards that must be met. These standards measure "risk-adjusted" assets against different categories of capital. The "risk-adjusted" assets reflect off balance sheet items, such as commitments to make loans, and also place balance sheet assets on a "risk" basis for collectibility. The adjusted assets are measured against the standards of Tier I Capital and Total Qualifying Capital. Tier I Capital is common shareholders' equity. Total Qualifying Capital includes so-called Tier II Capital, which is common shareholders' equity and the allowance for loan and lease losses. The allowance for loan and lease losses must be lower than or equal to common shareholders' equity to be eligible for Total Qualifying Capital.

We exceed all minimum capital requirements as reflected in the following table:

                                                      March 31, 2005         December 31, 2004
                                                   ---------------------   ---------------------
                                                                Minimum                  Minimum
                                                   Calculated   Standard   Calculated   Standard
                                                     Ratios      Ratios      Ratios      Ratios
                                                   ----------   --------   ----------   --------
Risk Based Ratios:
Tier I Capital to risk-weighted assets               19.79%      4.00%       19.27%       4.00%
Total Qualifying Capital to risk-weighted assets     20.86%      8.00%       20.31%       8.00%

Additionally, certain other ratios also provide capital analysis as follows:

                                   March 31,   December 31,
                                     2005          2004
                                   ---------   ------------
Tier I Capital to average assets     12.27%       12.17%

We believe that the bank's current capital position and liquidity positions are strong and that its capital position is adequate to support its operations.

Book value per share amounted to $22.44 at March 31, 2005, compared with $22.49 per share at December 31, 2004.

Cash dividends declared amounted to $.18 per share, for the three months ended March 31, 2005, equivalent to a dividend payout ratio of 43.32 percent, compared with 42.63 percent for the same period in 2004. Our Board of Directors continues to believe that cash dividends are an important component of shareholder value and that, at the bank's current level of performance and capital, we expect to continue our current dividend policy of a quarterly cash distribution of earnings to our shareholders.

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

                               CCFNB BANCORP, INC.
                                  (Registrant)

                         By: /s/ Lance O. Diehl
                             -------------------------------------
                            Lance O. Diehl
                            President and CEO

                         Date: May 10, 2005

                         By: /s/ Virginia D. Kocher
                             -------------------------------------
                            Virginia D. Kocher
                              Treasurer

                         Date: May 10, 2005