Form 10-K/A
period 2004-12-31
CCFNB BANCORP INC
filed 2005-08-08
CIK 731122

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

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

                                  Page 1 of 12
                             Exhibit Index on Page 8

                               CCFNB BANCORP, INC.
                                   FORM 10-K/A

This amendment to our annual report for the year ended December 31, 2005 is the result of a staff review by the Division of Corporation Finance which requested clarification of the date of the evaluation of the effectiveness of our disclosure controls and procedures. Moreover, the staff review requested that we revise our discussion of controls and procedures for our quarterly report for the period ended 31 March 2005 which we have also done and filed with the Commission. This amendment to our Form 10-K contains a revision to Item 9A, relating to controls and procedures.

                               CCFNB BANCORP, INC.
                                   FORM 10-K/A

                                      INDEX

                                                                                         Page
                                                                                         ----
ITEM 9A. CONTROLS AND PROCEDURES......................................................     4
ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K............     5
SIGNATURES............................................................................     6
INDEX TO EXHIBITS.....................................................................     8

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF OUR DISCLOSURE CONTROLS AND INTERNAL CONTROLS. We evaluated the effectiveness of the design and operation of our "disclosure controls and procedures" (Disclosure Controls), and our "internal controls and procedures for financial reporting" (Internal Controls). This evaluation (the Controls Evaluation) was done under the supervision and with the participation of management, including our Chief Executive Officer (CEO) and Chief Financial Officer (Treasurer). Rules adopted by the SEC require that, in this section of this report, we present the conclusions of the CEO and the Treasurer about the effectiveness of our Disclosure Controls and Internal Controls as of December 31, 2004.

CEO AND CFO CERTIFICATIONS. Appearing at Exhibits 31.1, 31.2, 32.1 and 32.2 of this amended report are two separate forms of "Certifications" for each of the CEO and the Treasurer. This section of this amended report which you are currently reading is the information concerning the Controls Evaluation referred to in the Section 302 Certification and this information should be read in conjunction with the Section 302 Certification for a more complete understanding of the topics presented.

DISCLOSURE CONTROLS AND INTERNAL CONTROLS. Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (Exchange Act), such as this amended report, is recorded, processed, summarized and reported within the time periods specified in the Commission's rules. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and Treasurer, as appropriate, to allow timely decisions regarding required disclosure.

Our Company has created a disclosure committee. The committee consists of ten key management personnel. The purpose of the committee is to verify that all internal controls and procedures are in place in each area of authority. Whistle Blowing procedures have been put in place and communicated to all directors and employees. The disclosure committee meets quarterly before each quarter end.

We design Internal Controls procedures with the objective of providing reasonable assurance that: (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principals.

LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS. Our management, including the CEO and Treasurer, does not expect that our Disclosure Controls or our Internal Controls will prevent all error or all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits or controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company and the Bank have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, a control system may become inadequate because of changes in conditions, or the degree of compliance with the policies and procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

SCOPE OF THE CONTROLS EVALUATION. The CEO and Treasurer evaluation of our Disclosure Controls and Internal Controls included a review of such controls' objectives and design, such control's implementation by us and the Bank and the effect of these controls on the information generated for use in this amended report. In the course of the Controls Evaluation, we sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation will be done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in our Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K. Our Internal Controls are also evaluated on an ongoing basis by our Outside Internal Auditors, by other personnel in the Bank and by our external independent auditors in connection with their audit and review activities. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and Internal Controls and to make modifications as necessary. Our intent in this regard is that the Disclosure Controls and Internal Controls will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant.

Among other matters, we sought in our evaluation to determine whether there were any "significant deficiencies" or "material weaknesses" in our and the Bank's Internal Controls, or whether we had identified any acts of fraud involving personnel who have a significant role in our and the Bank's Internal Controls. This information was important both for the Controls Evaluation generally and because items 5 and 6 in the Section 302 Certifications of the CEO and Treasurer require that the CEO and Treasurer disclose that information to our Board's Audit Committee and to our independent auditors and to report on related matters in this section of our Annual Report, as amended. In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions"; these are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. A "material weakness" is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. In addition, we sought to deal with other controls matters in the Controls Evaluation, and in each case if a problem was identified, we considered what revision, improvement and/or correction to make in accord with our on-going procedures.

In accord with Commission requirements, the CEO and Treasurer note that, as of December 31, 2004, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

CONCLUSIONS. Based upon the Controls Evaluation, our CEO and Treasurer have concluded that, as of December 31, 2004, subject to the limitations noted above, our Disclosure Controls are effective to ensure that material information relating to CCFNB Bancorp, Inc. and its consolidated subsidiaries is made known to management, including the CEO and Treasurer, particularly during the period when our Exchange Act periodic reports are being prepared, and that our Internal Controls are effective as of December 31, 2004, to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(c)   Exhibits required by Item 601 of Regulation S-K:

Exhibit Number Referred to
Item 601 of Regulation SK                           Description of Exhibit
---------------------------       ----------------------------------------------------------
              2                                             None.
              3                                             None.
              4                                             None.
              9                                             None.
             10                                             None.
             11                                             None.
             12                                             None.
             14                                        Code of Ethics*
             16                                             None.
             18                                             None.
             21                             List of Subsidiaries of the Company.*
             22                                             None.
             23                     Consent of Independent Certified Public Accountants.*
             24                                             None.
           31.1                        CEO certification pursuant to Section 302 of the
                                            Sarbanes-Oxley Act of 2002, as amended
           31.2                     Principal Financial Officer certification pursuant to
                                      Section 302 of the Sarbanes-Oxley Act of 2002, as
                                                           amended
           32.1                    CEO certification pursuant to 18 U.S.C. Section 1350, as
                                    adopted pursuant to Section 906 of the Sarbanes-Oxley
                                                   Act of 2002, as amended
           32.2                     Principal Financial Officer certification pursuant to
                                  18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended

*Previously filed.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to its annual report for the year ended December 31, 2005 to be signed on its behalf by the undersigned, thereunto duly authorized.

CCFNB BANCORP, INC.
     (Bancorp)

By: /s/ Lance O. Diehl                                      Date: August 8, 2005
    -------------------------------------------------
      Lance O. Diehl
      President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment to the annual report for the year ended December 31, 2005 has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/ Edward L. Campbell                                  Date: August 8, 2005
    -------------------------------------------------
      Edward L. Campbell
      Director and Secretary

By: /s/ Robert M. Brewington, Jr.                           Date: August 8, 2005
    -------------------------------------------------
      Robert M. Brewington, Jr.
      Director

By: /s/ Frank D. Gehrig                                     Date: August 8, 2005
    -------------------------------------------------
      Frank D. Gehrig
      Director

By: /s/ Lance O. Diehl                                      Date: August 8, 2005
    -------------------------------------------------
      Lance O. Diehl
      President, Chief Executive Officer and Director

By: /s/ Elwood R. Harding, Jr.                              Date: August 8, 2005
    -------------------------------------------------
      Elwood R. Harding, Jr.
      Director and Vice Chairman of the Board

By: /s/ William F. Hess                                     Date: August 8, 2005
    -------------------------------------------------
      William F. Hess
      Director

By: /s/ Willard H. Kile                                     Date: August 8, 2005
    -------------------------------------------------
      Willard H. Kile, Jr.
      Director

By: /s/ Charles E. Long                                     Date: August 8, 2005
    -------------------------------------------------
      Charles E. Long
      Director

By: /s/ Paul E. Reichart                                    Date: August 8, 2005
    -------------------------------------------------
      Paul E. Reichart
      Director , Chairman of the Board

By: /s/ Virginia D. Kocher                                  Date: August 8, 2005
    -------------------------------------------------
      Virginia D. Kocher
      Treasurer and Assistant Secretary
      (Principal Financial and Accounting Officer)

                                INDEX TO EXHIBITS

Item Number                                  Description                                              Page
-----------   ---------------------------------------------------------------------------             ----
   31.1       CEO certification pursuant to Section 302 of the
              Sarbanes-Oxley Act of 2002, as amended.....................................               9

   31.2       Principal Financial Officer certification pursuant to
              Section 302 of the Sarbanes-Oxley Act of 2002, as amended..................              10

   32.1       CEO certification pursuant to 18 U.S.C. Section 1350, as
              adopted pursuant to Section 906 of the Sarbanes-Oxley Act
              of 2002, as amended........................................................              11

   32.2       Principal Financial Officer certification pursuant to 18
              U.S.C. Section 1350, as adopted pursuant to Section 906 of the
              Sarbanes-Oxley Act of 2002, as amended.....................................              12