Form 10-Q/A
period 2005-03-31
CCFNB BANCORP INC
filed 2005-08-08
CIK 731122

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

                               CCFNB BANCORP, INC.
                         AMENDMENT TO FORM 10-Q FOR THE
                      QUARTERLY PERIOD ENDED MARCH 31, 2005

This amendment is the result of a staff review of our Form 10-K for the year ended December 31, 2004 and this report on 10-Q by the Division of Corporation finance which requested clarification of the date of the evaluation of the effectiveness of disclosure controls and procedures. The staff review requested that we revise our discussion of controls and procedures for our quarterly report for the period ended 31 March 2005. Accordingly, this amendment contains a revision to our disclosure, relating to controls and procedures.

CCFNB BANCORP, INC. AND SUBSIDIARY
INDEX 10-Q
MARCH 31, 2005
_______________________________________________________________________________

                                                                            Page
                                                                            ----
Part I FINANCIAL INFORMATION:

Controls and Procedures                                                       4

SIGNATURES                                                                    5

PART I - FINANCIAL INFORMATION

CONTROLS AND PROCEDURES

The CEO and Treasurer note that, since December 31, 2004 to March 31, 2005, there have been no significant changes in our Internal Controls and Procedures.

Our CEO and Treasurer have concluded that our Internal Controls and Procedures are effective to ensure that material information relating to CCFNB Bancorp, Inc. and its consolidated subsidiaries is made known to management, including the CEO and Treasurer, particularly during the period when our Exchange Act periodic reports are being prepared, and that our Internal Controls and Procedures are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles as of March 31, 2005.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to the report on Form 10-Q for the period ended March 31, 2005, to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CCFNB BANCORP, INC.
                                               (Registrant)

                                        By /s/ Lance O. Diehl
                                           ------------------------------------
                                           Lance O. Diehl
                                           President and CEO

                                        Date: August 8, 2005

                                        By /s/ Virginia D. Kocher
                                           ------------------------------------
                                           Virginia D. Kocher
                                            Treasurer

                                        Date: August 8, 2005