Form 10-Q
period 2005-06-30
CCFNB BANCORP INC
filed 2005-08-12
CIK 731122

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 1,261,870 shares of $1.25
(par) common stock were outstanding as of July 12, 2005.

CCFNB BANCORP, INC. AND SUBSIDIARY
TABLE OF CONTENTS
JUNE 30, 2005

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

CCFNB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

                                                        Unaudited
                                                           June     December
                                                         30, 2005   31, 2004
                                                        ---------   --------
ASSETS
Cash and due from banks                                  $  4,513   $  5,018
Interest-bearing deposits with other banks                  3,041      1,821
Federal funds sold                                          6,013      5,994
Investment securities available-for-sale                   54,909     61,834
Loans, net of unearned income                             149,441    149,900
Allowance for loan losses                                   1,469      1,392
                                                         --------   --------
   Net loans                                              147,972    148,508
Premises and equipment, net                                 4,978      4,519
Cash surrender value of bank-owned life insurance           6,357      6,199
Accrued interest receivable                                   807        816
Other assets                                                  997        668
                                                         --------   --------
      TOTAL ASSETS                                       $229,587   $235,377
                                                         ========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits:
   Non-interest bearing                                  $ 16,734   $ 18,687
   Interest bearing                                       150,828    153,800
                                                         --------   --------
      Total Deposits                                      167,562    172,487
Short-term borrowings                                      20,608     21,757
Long-term borrowings                                       11,317     11,323
Accrued interest and other expenses                         1,264      1,269
Other liabilities                                              30         34
                                                         --------   --------
      TOTAL LIABILITIES                                   200,781    206,870
                                                         --------   --------

STOCKHOLDERS' EQUITY
Common stock, par value $1.25 per share; authorized
   5,000,000 shares; issued and outstanding 1,261,870
   shares in 2005 and 1,267,718 shares in 2004              1,577      1,585
Surplus                                                     3,226      3,385
Retained earnings                                          23,925     23,324
Accumulated other comprehensive income (loss)                  78        213
                                                         --------   --------
      TOTAL STOCKHOLDERS' EQUITY                           28,806     28,507
                                                         --------   --------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $229,587   $235,377
                                                         ========   ========

See accompanying notes to Consolidated Financial Statements.

CCFNB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS EXCEPT PER SHARE DATA)
UNAUDITED

                                                         For the Six              For the Three
                                                        Months Ending             Months Ending
                                                           June 30,                  June 30,
                                                   -----------------------   -----------------------
                                                      2005         2004         2005         2004
                                                   ----------   ----------   ----------   ----------
INTEREST INCOME
Interest and fees on loans:
   Taxable                                         $    4,260   $    4,156   $    2,170   $    2,045
   Tax-exempt                                             217          163          107           89
Interest and dividends on investment securities:
   Taxable interest                                       760          752          373          373
   Tax-exempt interest                                    186          240           90          113
   Dividends                                               41           26           21            8
Federal funds sold                                         64            4           38            3
Deposits in other banks                                    19           22           13           12
                                                   ----------   ----------   ----------   ----------
      TOTAL INTEREST INCOME                             5,547        5,363        2,812        2,643
                                                   ----------   ----------   ----------   ----------
INTEREST EXPENSE
Deposits                                                1,359        1,337          687          665
Short-term borrowings                                     245          130          131           61
Long-term borrowings                                      336          339          169          169
                                                   ----------   ----------   ----------   ----------
      TOTAL INTEREST EXPENSE                            1,940        1,806          987          895
                                                   ----------   ----------   ----------   ----------
Net interest income                                     3,607        3,557        1,825        1,748
Provision for loan losses                                  60           80           30           30
                                                   ----------   ----------   ----------   ----------
      NET INTEREST INCOME AFTER PROVISION
         FOR LOAN LOSSES                                3,547        3,477        1,795        1,718
                                                   ----------   ----------   ----------   ----------
NON-INTEREST INCOME
Service charges and fees                                  486          369          248          202
Gain on sale of loans                                      23            9            8            6
Bank-owned life insurance income                          131          128           64           57
Trust department                                           71           75           35           41
Other                                                     118          143           64           97
Investment securities gains, net                           --           --           --           --
                                                   ----------   ----------   ----------   ----------
      TOTAL NON-INTEREST INCOME                           829          724          419          403
                                                   ----------   ----------   ----------   ----------
NON-INTEREST EXPENSE
Salaries                                                1,132        1,139          580          568
Pensions and other employee benefits                      399          400          195          196
Occupancy, net                                            231          201          115           96
Equipment                                                 250          235          126          128
State shares tax                                          141          139           67           66
Professional services                                     157          118           71           53
Directors' fees                                            94           73           47           36
Stationery and supplies                                    76           70           44           38
Other                                                     559          528          292          277
                                                   ----------   ----------   ----------   ----------
      TOTAL NON-INTEREST EXPENSE                        3,039        2,903        1,537        1,458
                                                   ----------   ----------   ----------   ----------
Income before income taxes                              1,337        1,298          677          663
Income tax expense                                        281          267          145          141
                                                   ----------   ----------   ----------   ----------
      NET INCOME                                   $    1,056   $    1,031   $      532   $      522
                                                   ==========   ==========   ==========   ==========

PER SHARE DATA
Net income                                         $     0.84   $     0.81   $     0.42   $     0.41
Cash dividends                                     $     0.36   $     0.34   $     0.18   $     0.17
Weighted average shares outstanding                 1,264,235    1,277,196    1,264,235    1,277,196

See accompanying notes to Consolidated Financial Statements.

CCFNB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
UNAUDITED

                                                                                       For the Six
                                                                                      Months Ending
                                                                                        June 30,
                                                                                   ------------------
                                                                                     2005      2004
                                                                                   -------   --------
OPERATING ACTIVITIES
Net income                                                                         $ 1,056   $  1,031
Adjustments to reconcile net income to net cash provided by operating activities:
   Provision for loan losses                                                            60         80
   Depreciation and amortization                                                       201        183
   Premium amortization on investment securities                                       137        150
   Discount accretion on investment securities                                          (6)       (18)
   Deferred income taxes (benefit)                                                     (54)        --
   (Gain) on sale of mortgage loans                                                    (23)        (9)
   Proceeds from sale of mortgage loans                                              1,281        925
   Originations of mortgage loans for resale                                          (989)      (916)
   (Gain) loss from investment in insurance agency                                      (9)        --
   (Increase) decrease in accrued interest receivable and other assets                (188)      (244)
   Net increase in cash surrender value of bank-owned life insurance                  (158)      (154)
   Increase (decrease) in accrued interest, other expenses and other liabilities        (9)         6
                                                                                   -------   --------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                                      1,299      1,034
                                                                                   -------   --------
INVESTING ACTIVITIES
Purchase of investment securities Available-for-Sale                                    --    (16,063)
Proceeds from sales, maturities and redemptions of investment
   securities Available-for-Sale                                                     6,590     14,462
Net (increase) decrease in loans                                                       207       (666)
Purchases of premises and equipment                                                   (660)      (341)
                                                                                   -------   --------
      NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                            6,137     (2,608)
                                                                                   -------   --------
FINANCING ACTIVITIES
Net increase (decrease) in deposits                                                 (4,925)     1,452
Net increase (decrease) in short-term borrowings                                    (1,149)    (4,565)
Net decrease in long-term borrowings                                                    (6)        (5)
Acquisition of treasury stock                                                         (279)      (114)
Proceeds from issuance of common stock                                                 112        107
Cash dividends paid                                                                   (455)      (434)
                                                                                   -------   --------
      NET CASH (USED IN) FINANCING ACTIVITIES                                       (6,702)    (3,559)
                                                                                   -------   --------
      INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 734     (5,133)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                    12,833     12,362
                                                                                   -------   --------
      CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $13,567   $  7,229
                                                                                   =======   ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
   Interest                                                                        $ 1,960   $  1,832
   Income taxes                                                                    $   254   $    236

See accompanying notes to Consolidated Financial Statements.

CCFNB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005

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

DERIVATIVES

The Bank has outstanding loan commitments that relate to the origination of mortgage loans that will be held for resale. Pursuant to Statement of Financial Accounting Standards (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", and SFAS No. 149 "Amendments to SFAS 133 on Derivative Instruments and Hedging Activities" and the guidance contained in the Derivatives Implementation Group Statement 133 Implementation Issue No. C 13, the Bank has accounted for such loan commitments as derivative instruments. The outstanding loan commitments in this category did not give rise to any losses for the period ended June 30, 2005 and the year ended December 31, 2004, as the fair market value of each outstanding loan commitment exceeded the Bank's cost basis in each loan commitment.

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

MORTGAGE SERVICING RIGHTS

The Corporation originates and sells real estate loans to investors in the secondary mortgage market. After the sale, the Corporation retains the right to service some of these loans. When originated mortgage loans are sold and servicing is retained, a servicing asset is capitalized based on relative fair value at the date of sale. Servicing assets are amortized as an offset to other fees in proportion to, and over the period of, estimated net servicing income. The unamortized cost is included in other assets in the accompanying consolidated balance sheet. The servicing rights are periodically evaluated for impairment based on their relative fair value.

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

BANK OWNED LIFE INSURANCE

The Corporation invests in Bank Owned Life Insurance (BOLI). Purchase of BOLI provides life insurance coverage on certain directors and employees with the Corporation being owner and primary beneficiary of the policies.

INVESTMENT IN INSURANCE AGENCY

On January 2, 2001, the Corporation acquired a 50% interest in a local insurance agency, a corporation organized under the laws of the Commonwealth of Pennsylvania. The income or loss from this investment is accounted for under the equity method of accounting. The carrying value of this investment as of June 30, 2005 and December 31, 2004 was $196,000 and $187,000, respectively, and is carried in other assets in the accompanying consolidated balance sheets.

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

ADVERTISING COSTS

It is the Corporation's policy to expense advertising costs in the period in which they are incurred. Advertising expense for the six month periods ended June 30, 2005 and 2004 was approximately $41,000 and $37,000, respectively.

RECLASSIFICATION

Certain amounts in the consolidated financial statements of the prior years have been reclassified to conform with presentation used in the 2005 consolidated financial statements. Such reclassifications had no effect on the Corporation's consolidated financial condition or net income.

NOTE 2 - ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses for the periods ended June 30, 2005 and June 30, 2004 were as follows:

                                    (Amounts in
                                     Thousands)
                                  ---------------
                                   2005     2004
                                  ------   ------
Balance, beginning of year        $1,392   $1,415
Provision charged to operations       60       80
Loans charged-off                    (22)    (118)
Recoveries                            39       20
                                  ------   ------
Balance, June 30                  $1,469   $1,397
                                  ======   ======

At June 30, 2005, the total recorded investment in loans that are considered to be impaired as defined by SFAS No. 114 was $942,000. These impaired loans had a related allowance for loan losses of $159,000. No additional charge to operations was required to provide for the impaired loans since the total allowance for loan losses is estimated by management to be adequate to provide for the loan loss allowance required by SFAS No. 114 along with any other potential losses.

At June 30, 2005, there were no significant commitments to lend additional funds with respect to non-accrual and restructured loans. Non-accrual loans at June 30, 2005 and December 31, 2004 were $942,000 and $1,241,000, respectively, all of which were considered impaired.

Loans past due 90 days or more and still accruing interest amounted to $71,000 at June 30, 2005.

NOTE 3 - SHORT-TERM BORROWINGS

Securities sold under agreements to repurchase, and Federal Home Loan Bank advances generally represented overnight or less than 30-day borrowings. U.S. Treasury tax and loan notes for collections made by the Bank were payable on demand.

NOTE 4 - LONG-TERM BORROWINGS

Long-term borrowings are comprised of advances from the Federal Home Loan Bank.

NOTE 5 - DEFERRED COMPENSATION PLANS

The Bank has entered into certain non-qualified deferred compensation agreements with certain executive officers and directors. Expense related to these non-qualified deferred compensation plans amounted to $77,000 and $71,000 for the six month periods ended June 30, 2005 and 2004, respectively.

There were no substantial changes in other plans as disclosed in the 2004 Annual Report.

NOTE 6 - STOCKHOLDERS' EQUITY

Changes in stockholders' equity for the period ended June 30, 2005 were as follows:

                                                      (Amounts in Thousands, Except Common Share Data)
                               ---------------------------------------------------------------------------------------------
                                                                                           Accumulated
                                                                                              Other
                                                                                          Comprehensive
                                 Common     Common             Comprehensive   Retained       Income      Treasury
                                 Shares      Stock   Surplus       Income      Earnings       (Loss)        Stock     Total
                               ----------   ------   -------   -------------   --------   -------------   --------   -------
Balance at January 1, 2005     $1,267,718   $1,585   $3,385                    $23,324        $ 213        $  --     $28,507
Comprehensive Income:
   Net income                                                     $1,056         1,056                                 1,056
   Change in unrealized gain
      (loss) on investment
      securities available-
      for-sale net of
      reclassification
      adjustment and
      tax effects                                                   (135)                      (135)                    (135)
      TOTAL COMPREHENSIVE                                         ------
         INCOME                                                   $  921
Issuance of 4,152 shares of                                       ======
   common stock under
   dividend reinvestment and
   stock purchase plans             4,152        5      107                         --           --           --         112
Purchase of 10,000 shares of
   treasury stock                      --       --       --                         --           --         (279)       (279)
Retirement of 10,000 shares
   of treasury stock              (10,000)     (13)    (266)                        --           --          279          --
Cash dividends $.36 per
   share                               --       --       --                       (455)          --           --        (455)
                               ----------   ------   ------                    -------        -----        -----     -------
Balance at June 30, 2005        1,261,870   $1,577   $3,226                    $23,925        $  78        $  --     $28,806
                               ==========   ======   ======                    =======        =====        =====     =======

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

The Corporation may require collateral or other security to support financial instruments with off-balance sheet credit risk. The contract or notional amounts at June 30, 2005 and December 31, 2004 were as follows:

                                                          (Amounts in Thousands)
                                                         -----------------------
                                                         June 30,   December 31,
                                                           2005         2004
                                                         --------   ------------
Financial instruments whose contract amounts represent
   credit risk:
   Commitments to extend credit                           $16,453      $13,829
   Financial standby letters of credit                      1,877        1,742
   Performance standby letters of credit                      571          846
   Dealer floor plans                                       2,195          852

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

The Corporation granted commercial, consumer and residential loans to customers within Pennsylvania. Of the total loan portfolio at June 30, 2005, 84.6% was for real estate loans, principally residential. It was the opinion of management that the high concentration did not pose an adverse credit risk. Further, it was management's opinion that the remainder of the loan portfolio was balanced and diversified to the extent necessary to avoid any significant concentration of credit.

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

The results of operations for the six-month period ended June 30, 2005, are not necessarily indicative of the results to be expected for the full year.

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

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of CCFNB Bancorp, Inc.:

We have reviewed the accompanying consolidated balance sheet of CCFNB Bancorp, Inc. and Subsidiary as of June 30, 2005, and the related consolidated statements of income for the three and six-month periods ended June 30, 2005 and 2004 and the consolidated statements of cash flows for the six-month periods ended June 30, 2005 and 2004. These consolidated interim financial statements are the responsibility of the management of CCFNB Bancorp, Inc. and Subsidiary.

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

/s/ J.H. Williams & Co., LLP
----------------------------
J.H. Williams & Co., LLP
Kingston, Pennsylvania
July 15, 2005

                               CCFNB BANCORP, INC.
                                    FORM 10-Q
                         FOR THE QUARTER ENDED JUNE 2005

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Consolidated Summary of Operations
(Dollars in Thousands, except for per share data)

                                            At and For the Six
                                                  Months
                                              Ended June 30,                   At and For the Years Ended December 31,
                                         -----------------------   --------------------------------------------------------------
                                            2005         2004         2004         2003         2002         2001         2000
                                         ----------   ----------   ----------   ----------   ----------   ----------   ---------
Income and Expense:
   Interest income                       $    5,547   $    5,363   $   10,843   $   11,221   $   12,780   $   13,720   $   13,552
   Interest expense                           1,940        1,806        3,669        4,366        5,741        6,924        6,859
                                         ----------   ----------   ----------   ----------   ----------   ----------   ----------
   Net interest income                        3,607        3,557        7,174        6,855        7,039        6,796        6,693
   Loan loss provision                           60           80          140          200          309          163           54
                                         ----------   ----------   ----------   ----------   ----------   ----------   ----------
   Net interest income after loan loss
      provision                               3,547        3,477        7,034        6,655        6,730        6,633        6,639
   Non-interest income                          829          724        1,530        1,508        1,210        1,149        1,053
   Non-interest expense                       3,039        2,903        5,746        5,409        5,479        5,104        4,967
                                         ----------   ----------   ----------   ----------   ----------   ----------   ----------
   Income before income taxes                 1,337        1,298        2,818        2,754        2,461        2,678        2,725
   Income taxes                                 281          267          601          591          539          621          671
                                         ----------   ----------   ----------   ----------   ----------   ----------   ----------
   Net income                            $    1,056   $    1,031   $    2,217   $    2,163   $    1,922   $    2,057   $    2,054
                                         ==========   ==========   ==========   ==========   ==========   ==========   ==========
Per Share: (1)
   Net income                            $      .84   $      .81   $     1.74   $     1.69   $     1.47   $     1.54   $     1.51
   Cash dividends paid                          .36          .34          .70          .66          .63          .59          .56
   Average shares outstanding             1,264,235    1,277,196    1,267,718    1,281,265    1,309,084    1,338,007    1,355,624
Average Balance Sheet:
   Loans                                 $  149,628   $  147,299   $  147,348   $  149,485   $  147,545   $  139,219   $  134,325
   Investments                               56,627       62,230       61,999       58,152       54,197       50,593       47,003
   Other earning assets                       6,939        3,100        5,705        8,036        5,309        6,569          219
   Total assets                             230,659      228,555      231,477      230,975      223,476      208,630      196,727
   Deposits                                 169,401      171,542      172,028      171,956      150,883      149,601      139,774
   Other interest-bearing liabilities        31,351       27,948       29,823       29,772       29,356       31,629       31,203
   Stockholders' equity                      28,605       27,840       28,136       27,223       26,615       25,890       23,910
Balance Sheet Data:
   Loans                                 $  149,441   $  148,198   $  149,900   $  147,631   $  151,338   $  142,990   $  137,360
   Investments                               54,909       63,367       61,834       62,775       53,528       57,121       47,311
   Other earning assets                       9,054        1,872       11,012        6,882       10,068        9,644        4,814
   Total assets                             229,587      229,817      235,377      232,914      229,032      214,238      203,054
   Deposits                                 167,562      173,238      172,487      171,786      172,127      155,666      143,169
   Other interest-bearing liabilities        31,925       27,755       33,080       32,325       28,621       31,384       33,477
   Stockholders' equity                      28,806       27,618       28,506       27,603       26,840       26,042       25,050
Ratios: (2)
   Return on average assets                     .92%         .90%         .96%         .94%         .86%         .99%        1.04%
   Return on average equity                    7.38%        7.41%        7.88%        7.95%        7.22%        7.90%        8.59%
   Dividend payout ratio                      43.09%       42.10%       40.19%       39.02%       42.86%       38.31%       37.09%
   Average equity to average assets
ratio                                         12.40%       12.18%       12.17%       11.79%       11.77%       12.16%       12.34%

(1) Per share data has been calculated on the weighted average number of shares outstanding.

(2) The ratios for the six month period ending June 31, 2005 and 2004 are annualized.

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

EARNINGS SUMMARY

Net income for the six months ended June 30, 2005 was $1,056,000 or $.84 per basic and diluted share. These results compare with net income of $1,031,000, or $.81 per basic and diluted share for the same period in 2004. Annualized return on average equity decreased to 7.38 percent from 7.41 percent, while the annualized return on average assets increased to .92 percent from .90 percent, for the six months ended June 30, 2005 and 2004 respectively.

Net interest income continues to be the largest source of our operating income. Net interest income on a tax equivalent basis remained at $3.8 million at June 30, 2005 and June 30, 2004. Overall, interest earning assets yielded 5.20 percent for the six months ended June 30, 2005 compared to 5.04 percent yield for the six months ended June 30, 2004. The tax equivalized interest margin increased to 3.58 percent for the six months ended June 30, 2005 compared to
3.54 percent for the six months ended June 30, 2004.

Average interest earning assets increased $.6 million or .3 percent for the six months ended June 30, 2005 over the same period in 2004 from $212.6 million at June 30, 2004 to $213.2 million at June 30, 2005. Average loans increased $2.3 million or 1.6 percent, average investments decreased $5.6 million or 9.0 percent from $62.2 million at June 30, 2004 to $56.6 million at June 30, 2005 and average federal funds sold and interest-bearing deposits with other financial institutions increased $3.8 million or 122.6 percent from $3.1 million at June 30, 2004 to $6.9 million at June 30, 2005.

Average interest bearing liabilities for the six months ended June 30, 2005 were $182.5 million and for the six month period ending June 30, 2004 they were $183.0 million. Average short-term borrowings were $11.6 million at June 30, 2004 and 2005. Long-term debt, which includes primarily FHLB advances, was $11.3 million at June 30, 2004 and 2005. Average demand deposits decreased $1.7 million from 2004 balances.

The average interest rate for loans increased 15 basis points to 6.13 percent at June 30, 2005 compared to 5.98 percent June 30, 2004. Interest-bearing deposits with other Financial Institutions and Federal Funds Sold rates increased 71 basis points to 2.39 percent at June 30, 2005 from 1.68 percent at June 30, 2004 Average rates on interest bearing deposits increased by 8 basis points from 1.72 percent to 1.80 percent in one year. Average interest rates also increased on total interest bearing liabilities by 16 basis points to 2.13 percent from 1.97 percent. The reason for these increases on interest bearing liabilities was primarily attributed to the interest rates on all deposit liabilities and the tied-to-prime interest rates paid on repurchase agreements rising slowly throughout the year. The tax equivalized net interest margin increased to 3.58 percent for the six months ended June 30, 2005 from 3.54 percent for the six months ended June 30, 2004. The cost of long-term debt averaged 5.96 percent for the past several years which contributed to the declining net interest margin. This high costing liability will remain due to the fact that the Federal Home Loan Bank has the option to reprice these loans at their discretion. Until interest rates would rise to make the current 5.96 percent average rate unattractive, this in all probability will not occur. We will continue to price conservatively.

NET INTEREST INCOME

Net interest income remained at $3.6 million for the six months ended June 30, 2005 and 2004.

The following table reflects the components of net interest income for each of the six months ended June 30, 2005 and 2004.

           ANALYSIS OF AVERAGE ASSETS, LIABILITIES AND CAPITAL EQUITY
                                       AND
                  NET INTEREST INCOME ON A TAX EQUIVALENT BASIS

AVERAGE BALANCE SHEET AND RATE ANALYSIS
(DOLLARS IN THOUSANDS)

                                                              Six Months Ended June 30, 2005 and 2004
                                                 -----------------------------------------------------------------
                                                            Interest   Average               Interest   Average
                                                  Average   Income /    Yield /    Average   Income /   Yield /
                                                  Balance    Expense     Rate      Balance   Expense     Rate
                                                 --------   --------   --------   --------   --------   -------
                                                    (1)        (2)                   (1)       (2)
ASSETS:
Interest-bearing deposits with other financial
   institutions                                  $  2,079    $   19      1.83%      $1,837    $   22     2.40%
Investment securities (3)                          56,627       987      3.82%      62,230     1,018     3.67%
Federal Funds Sold                                  4,860        64      2.63%       1,263         4      .63%
Loans                                             149,628     4,477      6.13%     147,299     4,319     5.98%
                                                 --------    ------               --------    ------     ----
Total interest earning assets                    $213,194    $5,547      5.20%    $212,629    $5,363     5.04%
                                                 ========    ======               ========    ======

Reserve for loan losses                            (1,456)                          (1,381)
Cash and due from banks                             6,000                            5,135
Other assets                                       12,921                           12,172
                                                 --------                         --------
Total assets                                     $230,659                         $228,555
                                                 ========                         ========

LIABILITIES AND CAPITAL:
Interest bearing deposits                        $151,185    $1,359      1.80%    $155,088    $1,337     1.72%
Short-term borrowings                              20,032       245      2.45%      16,616       130     1.56%
Long-term borrowings                               11,319       336      5.94%      11,332       339     5.98%
                                                                         ----     --------    ------
Total interest-bearing liabilities               $182,536    $1,940      2.13%    $183,036    $1,806     1.97%
                                                 ========    ======               ========    ======

Demand deposits                                  $ 18,216                         $ 16,454
Other liabilities                                   1,302                            1,225
Stockholders' equity                               28,605                           27,840
                                                 --------                         --------
Total liabilities and capital                    $230,659                         $228,555
                                                 ========                         ========
NET INTEREST INCOME /                                        $3,607      3.38%                $3,557     3.35%
   NET INTEREST MARGIN (4)

TAX EQUIVALENT NET INTEREST INCOME /                         $3,815      3.58%                $3,765     3.54%
   NET INTEREST MARGIN (5)

(1) Average volume information was computed using daily (or monthly) averages for interest earning and bearing accounts. Certain balance sheet items utilized quarter end balances for averages. Due to the availability of certain daily and monthly average balance information, certain reclassifications were made to prior period amounts.

(2)  Interest on loans includes fee income.

(3) Yield on tax-exempt obligations has been computed on a tax-equivalent basis.

(4) Net interest margin is computed by dividing annualized net interest income by total interest earning assets.

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

             CHANGE IN NET INTEREST INCOME ON A TAX EQUIVALENT BASIS

                                              Six Months Ended June 30, 2005
                                                    Compared with 2004
                                                  Increase (Decrease)(2)
                                              ------------------------------
                                                   Volume   Rate   Total
                                                   ------   ----   -----
                                                       (In thousands)
Interest income:
   Loans (1)                                         139     220    359
   Investments (1)                                  (236)     93   (143)
   Federal funds sold and other short-term
      investments                                     68      18     86
                                                    ----    ----   ----
Total Interest Income:                               (29)    331    302

Interest expense:

   Deposits                                          (67)    124     57
   Short-term borrowings                              53     148    201
   Long term debt                                     (1)     (5)    (6)
                                                    ----    ----   ----
Total Interest expense:                              (15)    267    252

Net Interest Income:                                 (14)     64     50

(1) Interest income is adjusted to a tax equivalent basis using a 34 percent tax rate.

(2) Variances resulting from a combination of changes in volume and rates are allocated to the categories in proportion to the absolute dollar amounts of the change in each category.

The outstanding balance of loans at June 30, 2005 was $149.4 million compared to $149.9 million at December 31, 2004.

Income from investment securities declined $31 thousand at $987 thousand for the six months ended June 30, 2005 compared to $1,018 thousand at June 30, 2004.

The average balance of investment securities for the six months ended June 30, 2005 was $56.6 million compared to $62.2 million at June 30, 2004.

Total interest expense increased $134 thousand or 7.4 percent for the first six months of 2005 as compared to the first six months of 2004. The average yield on interest earning assets increased from 5.04 percent to 5.20 percent through June 2004 and 2005, respectively.

NON-INTEREST INCOME

The following table presents the components of non-interest income for the six months ended June 30, 2005 and 2004:

                                       Six Months Ended
                                           June 30,
                                       ----------------
                                        (In thousands)
                                          2005   2004
                                          ----   ----
Service charges and fees                  $486   $369
Trust Department income                     71     75
Investment securities gain - net             0      0
Gain on sale of loans                       23      9
Gain on Cash Surrender Value of BOLI       131    128
Other                                      118    143
                                          ----   ----
   Total                                  $829   $724
                                          ----   ----

Non-interest income continues to represent a considerable source of our income. We are committed to increasing non-interest income. Increases will be from our existing sources of non-interest income and any new opportunities that may develop. For the six months ended June 30, 2005, total non-interest income increased $105 thousand to $829 thousand or 14.5 percent, compared to $724 thousand for the six month period ended June 30 2004. Service charges and fees increased $117 thousand from $369 thousand at June 30, 2004 to $486 thousand or
31.7 percent at June 30, 2005. This increase is mainly attributable to the introduction of the "Overdraft Privilege" program in the second half of 2004. Trust Department income decreased 5.3% from $75 thousand at June 30, 2004 to $71 thousand at June 30, 2005. By selling fixed rate mortgages through the MPF and PHFA programs we increased our gain on sale of loans from $9 thousand through June 2004 to $23 thousand through June 2005. The MPF loans are being serviced by CCFNB and the bank retains some credit risk. Investment in Bank Owned Life Insurance is reflected in the June 30, 2005 balance sheet and income statement. Other non-interest income decreased $25 thousand from $143 thousand at June 30, 2004 to $118 thousand at June 30, 2005.

NON-INTEREST EXPENSE

The following table presents the components of non-interest expense for the six months ended June 30, 2004 and 2005:

                                     Six Months Ended
                                         June 30,
                                     ----------------
                                       2005     2004
                                      ------   ------
                                  (Dollars in Thousands)
Salaries and  wages                   $1,132   $1,139
Employee benefits                        399      400
Net occupancy expense                    231      201
Furniture and equipment expense          250      235
State shares tax                         141      139
Professional Services                    157      118
Director Fees                             94       73
Stationery and Supplies                   76       70
Other expense                            559      528
                                      ------   ------
   Total                              $3,039   $2,903
                                      ------   ------

Non-interest expense increased from $2.9 million at June 30, 2004 to $3.0 million at June 30, 2005.

Generally, non-interest expense accounts for the cost of maintaining facilities; providing salaries and benefits to employees; and paying for insurance, supplies, advertising, data processing services, taxes and other related expenses. Some of the costs and expenses are variable while others are fixed. To the extent possible, we utilize budgets and related measures to control variable expenses.

Salaries decreased .6 percent at June 30, 2005 compared to June 30, 2004. Employee benefits remained at or near $400 thousand at June 30, 2004 and 2005.

Occupancy expense increased 14.9 percent. This increase is partly attributable to additional landscaping and the hot temperatures of late spring and early summer. Furniture and equipment expense reflects a $15 thousand or 6.4 percent increase for the first six months of 2005 compared to the first six months of 2004. New optical hardware is replacing fully depreciated hardware and recognition of depreciation on this new equipment will have the effect of increased expense going forward.

Pennsylvania Bank Shares Tax increased 1.4 percent from $139 thousand at June 30, 2004 compared to $141 thousand at June 30, 2005.

Professional services increased 33.1 percent from $118 thousand at June 30, 2004 to $157 thousand at June 30, 2005. This is partly attributable to the Sarbanes Oxley (Sox 404) required project that is ongoing throughout 2005 and 2006.

Director's fees increased 28.8 percent from $73 thousand through June 30, 2004 compared to $94 thousand through June 30, 2005. Beginning January 2005, the Chairman of the Board fee increased from $21 thousand annually to $50 thousand annually.

Stationery and Supplies increased 8.6 percent in comparing $70 thousand at June 30, 2004 to $76 thousand at June 30, 2005.

Other expenses increased $31 thousand or 5.9 percent from $528 thousand at June 30, 2004 to $559 thousand at June 30, 2005.

INCOME TAXES

Income tax expense as a percentage of pre-tax income was 21.0 percent for the six months ended June 30, 2005 compared with 20.6 percent for the same period in 2004. The effective tax rate for 2005 remains at 34 percent.

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

LIQUIDITY

Liquidity measures the ability to satisfy current and future cash flow needs as they become due. Maintaining a level of liquid funds through asset / liability management seeks to ensure that these needs are met at a reasonable cost As of June 30, 2005, we had $54.9 million of securities available for sale recorded at their fair value, compared with $61.8 million at December 31, 2004. As of June 30, 2005, the investment securities available for sale had an unrealized gain of $78 thousand, net of deferred taxes, compared with an unrealized gain of $213 thousand, net of deferred taxes, at December 31, 2004. These securities are not considered trading account securities which may be sold on a continuous basis, but rather are securities which may be sold to meet our various liquidity and interest rate requirements.

     In accordance with disclosures required by EITF NO. 03-1, the summary below reflects the gross unrealized losses and fair value, aggregated by investment category that individual securities have been in a continuous unrealized loss position for less than or more than 12 months as of June 30, 2005:

                                        Less than 12 months         12 months or more                Total
                                     ------------------------   ------------------------   ------------------------
                                                   Unrealized                 Unrealized                 Unrealized
Description of Security               Fair Value      Loss       Fair Value      Loss       Fair Value      Loss
----------------------------------   -----------   ----------   -----------   ----------   -----------   ----------
Obligations of U.S. Government
Corporations and Agencies:
   Mortgage backed                   $ 8,714,061    $ 59,847    $ 8,807,941    $148,038    $17,522,002    $207,885
   Other                              10,672,422      77,578      5,403,594      96,406     16,076,016     173,984
Obligations of state and political
Subdivisions                             356,570         823              0           0        356,570         823
Marketable Equity Securities             136,890       8,188         34,062      10,128        170,952      18,316

Total                                $19,879,943    $146,436    $14,245,597    $254,572    $34,125,540    $401,008

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

Non-Performing Assets

Shown below is a summary of past due and non-accrual loans:

                            (Dollars in thousands)
                            ----------------------
                                June     December
                              30, 2005   31, 2004
                              --------   --------
Past due and non-accrual:
   Days 30 - 89                $  705     $  492
   Days 90 plus                    71         20
   Non-accrual                    942      1,241
Total                          $1,718     $1,753

Past due and non-accrual loans decreased 5.6 percent from $1.8 million at December 31, 2004 to $1.7 million at June 30, 2005. The loan delinquency expressed as a ratio to total loans was 1.1 percent at June 30, 2005 and 1.2 percent at December 31, 2004.

The provision for loan losses for the first six months of 2005 was $60 thousand compared to first six months of 2004 at $80 thousand. Management is diligent in its efforts to reduce these delinquencies and has increased monitoring and review of current loans to foresee future delinquency occurrences and react to them quickly.

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

The following analysis provides a schedule of loan maturities / interest rate sensitivities. This schedule presents a repricing and maturity analysis as required by the FFIEC:

                MATURITY AND REPRICING DATA FOR LOANS AND LEASES

                                                                      (Dollars in
                                                                       Thousands)
                                                                     June 30, 2005
                                                                     -------------
Closed-end loans secured by first liens and 1-4 family residential properties with a remaining maturity or repricing frequency of:
   (1) Three months or less                                              $ 3,834
   (2) Over three months through 12 months                                13,428
   (3) Over one year through three years                                  25,218
   (4) Over three years through five years                                 8,132
   (5) Over five years through 15 years                                   17,169
   (6) Over 15 years                                                         333

All loans and leases other than closed-end loans secured by first liens on 1-4 family residential properties with a remaining maturity or repricing frequency of:
   (1) Three months or less                                               24,203
   (2) Over three months through 12 months                                 8,703
   (3) Over one year through three years                                  20,526
   (4) Over three years through five years                                14,899
   (5) Over five years through 15 years                                   10,997
   (6) Over 15 years                                                       1,102
                                                                        --------
      Sub-total                                                         $148,544
Add: Non-accrual loans not included above                                    942
Less: Unearned income                                                        (45)
                                                                        --------
      Total Loans and Leases                                            $149,441

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

The following table presents a summary of CCFNB's loan loss experience as of the dates indicated:

                                                                           For the Six Months
                                                                             Ending June 30,
                                                                          Amounts in thousands
                                                                          --------------------
                                                                             2005       2004
                                                                           --------   --------
Average loans outstanding:                                                 $149,628   $147,299
                                                                           --------   --------
Total loans at end of period                                                149,441    149,900
                                                                           --------   --------
Balance at beginning of period                                                1,392      1,415
   Total charge-offs                                                            (22)      (118)
   Total recoveries                                                              39         20
                                                                           --------   --------
   Net charge-offs                                                               17        (98)
   Provision for loan losses                                                     60         80
                                                                           --------   --------
 Balance at end of period                                                  $  1,469   $  1,397
                                                                           --------   --------
Net charge-offs as a percent of average loans outstanding during period        (.01)%      .07%
Allowance for loan losses as a percent of total loans                           .98%       .93%

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

We exceed all minimum capital requirements as reflected in the following table:

                                                       June 30, 2005         December 31, 2004
                                                   ---------------------   ---------------------
                                                                 Minimum                 Minimum
                                                   Calculated   Standard   Calculated   Standard
                                                     Ratios      Ratios      Ratios      Ratios
                                                   ----------   --------   ----------   --------
Risk Based Ratios:
Tier I Capital to risk-weighted assets               18.97%       4.00%      19.27%       4.00%
Total Qualifying Capital to risk-weighted assets     19.95%       8.00%      20.31%       8.00%

Additionally, certain other ratios also provide capital analysis as follows:

                                   June 30,   December 31,
                                     2005         2004
                                   --------   ------------
Tier I Capital to average assets    12.45%       12.17%

We believe that the bank's current capital position and liquidity positions are strong and that its capital position is adequate to support its operations.

Book value per share amounted to $22.83 at June 30, 2005, compared with $22.49 per share at December 31, 2004.

Cash dividends declared amounted to $.36 per share, for the six months ended June 30, 2005, equivalent to a dividend payout ratio of 43.09 percent, compared with 42.10 percent for the same period in 2004. Our Board of Directors continues to believe that cash dividends are an important component of shareholder value and that, at the bank's current level of performance and capital, we expect to continue our current dividend policy of a quarterly cash distribution of earnings to our shareholders.

The following table presents information on the shares of our common stock that we repurchased during the second quarter of 2005:

                           CCFNB BANCORP, INC.
                  ISSUER PURCHASES OF EQUITY SECURITIES

                                                         NUMBER OF SHARES
                                                        PURCHASED AS PART
                                                           OF PUBLICLY      NUMBER OF SHARES THAT
                    NUMBER OF SHARES   PRICE PAID PER       ANNOUNCED        MAY YET BE PURCHASED
      MONTH             PURCHASED           SHARE          PROGRAM (1)        UNDER THE PROGRAM
      -----         ----------------   --------------   -----------------   ---------------------
4/14/05 - 4/14/05         2,000            $27.50             2,000                 76,000
5/16/05 - 5/16/05         2,000            $27.60             2,000                 74,000
6/20/05 - 6/20/05         2,000            $28.10             2,000                 72,000
                          -----                               -----
   TOTAL                  6,000                               6,000

(1) This program was announced in 2003 and represents the second buy-back program. The Board of Directors approved purchase of 100,000 shares. There is no expiration date associated with this program.

CONTROLS AND PROCEDURES

ITEM 4. CONTROLS AND PROCEDURES

     Our Chief Executive Officer (CEO) and Principal Financial Officer (PFO) have concluded that our disclosure controls and procedures (as defined in Rules 13a - 15(e) and 15d - 15(e) under the Securities Exchange Act of 1934, as amended), based on their evaluation of these controls and procedures as of the end of the period covered by this Report, were effective as of such date at the reasonable assurance level as discussed below to ensure that information required to be disclosed by us in the reports we file under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

     Our management, including the CEO and PFO, does not expect that our disclosure controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. In addition, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls.

     The CEO and PFO have evaluated the changes to our internal controls over financial reporting that occurred during our fiscal quarter ended June 30, 2005, as required by paragraph (d) Rules 13a - 15 and 15d - 15 under the Securities Exchange Act of 1934, as amended, and have concluded that there were no changes that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 3. Defaults Upon Senior Securities - Nothing to report.

Item 4. Submission of matters to a Vote of Security Holders - Nothing to report.

Item 5. Other Information - Nothing to report.

Item 6. Exhibits and Reports on Form 8-K - Nothing to report.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report on Form 10-Q for the period ended June 30, 2005, to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CCFNB BANCORP, INC.
                                        (Registrant)


                                        By /s/ Lance O. Diehl
                                           -------------------------------------
                                           Lance O. Diehl
                                           President and CEO

                                        Date: August 10, 2005


                                        By /s/ Virginia D. Kocher
                                           -------------------------------------
                                           Virginia D. Kocher
                                           Treasurer

                                        Date: August 10, 2005