Form 10-Q/A
period 2005-03-31
CCFNB BANCORP INC
filed 2005-08-15
CIK 731122

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

This amendment is the result of a staff review of our Form 10-Q by the Division of Corporation finance which requested disclosures to more clearly differentiate between internal controls over financial reporting and disclosure controls and procedures, as defined in Rule 13a-15(e) and (f) of Regulation S-X. The staff review requested that we revise our discussion of controls and procedures for our quarterly report for the period ended 31 March 2005. Accordingly, this amendment contains a revision to our disclosure, relating to controls and procedures.

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

     Our management, including the CEO and PFO, does not expect that our disclosure controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, no absolute, assurance that the objectives of the system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. In addition, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls.

     The CEO and PFO have evaluated the changes to our internal controls over financial reporting that occurred during our fiscal quarter ended March 31, 2005, as required by paragraph (d) Rules 13a - 15 and 15d - 15 under the Securities Exchange Act of 1934, as amended, and have concluded that there were no changes that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

                                        Date: August 12, 2005


                                        By /s/ Virginia D. Kocher
                                           -------------------------------------
                                           Virginia D. Kocher
                                           Treasurer

                                        Date: August 12, 2005