Form 10-Q
period 2005-09-30
CCFNB BANCORP INC
filed 2005-11-09
CIK 731122

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 1,259,529 shares of $1.25
(par) common stock were outstanding as of October 27, 2005.

CCFNB BANCORP, INC. AND SUBSIDIARY
TABLE OF CONTENTS
SEPTEMBER 30, 2005

                                                                            Page
                                                                           -----
PART 1  -  FINANCIAL INFORMATION:

        -  Consolidated Balance Sheets                                       2

        -  Consolidated Statements of Income                                 3

        -  Consolidated Statements of Cash Flows                             4

        -  Notes to Consolidated Financial Statements                      5-14

        -  Report of Independent Registered Public Accounting Firm          15

        -  Management's Discussion and Analysis of Consolidated
           Financial Condition and Results of Operations                   16-22

        -  Controls and Procedures                                          23

PART II -  OTHER INFORMATION                                                24

SIGNATURES                                                                 25-28

CCFNB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

                                                    Unaudited
                                                    September   December
                                                     30, 2005   31, 2004
                                                    ---------   --------
ASSETS

Cash and due from banks                             $  5,138    $  5,018
Interest-bearing deposits with other banks             1,122       1,821
Federal funds sold                                     5,839       5,994
Investment securities available-for-sale              52,598      61,834
Loans, net of unearned income                        151,381     149,900
Allowance for loan losses                              1,502       1,392
                                                    --------    --------
   Net loans                                         149,879     148,508
Premises and equipment, net                            4,932       4,519
Cash surrender value of bank-owned life insurance      6,426       6,199
Accrued interest receivable                              823         816
Other assets                                           1,029         668
                                                    --------    --------
      TOTAL ASSETS                                  $227,786    $235,377
                                                    ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits:
   Non-interest bearing                             $ 17,193    $ 18,687
   Interest bearing                                  146,842     153,800
                                                    --------    --------
      Total Deposits                                 164,035     172,487
Short-term borrowings                                 22,171      21,757
Long-term borrowings                                  11,314      11,323
Accrued interest and other expenses                    1,282       1,269
Other liabilities                                         50          34
                                                    --------    --------
      TOTAL LIABILITIES                              198,852     206,870
                                                    --------    --------

STOCKHOLDERS' EQUITY

Common stock, par value $1.25 per share;
   authorized 5,000,000 shares; issued and
   outstanding 1,261,529 shares in 2005 and
   1,267,718 shares in 2004                            1,577       1,585

Surplus                                                3,216       3,385
Retained earnings                                     24,233      23,324
Accumulated other comprehensive income (loss)            (92)        213
                                                    --------    --------
      TOTAL STOCKHOLDERS' EQUITY                      28,934      28,507
                                                    --------    --------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $227,786    $235,377
                                                    ========    ========

See accompanying notes to Consolidated Financial Statements.

CCFNB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS EXCEPT PER SHARE DATA)
UNAUDITED

                                                         For the Nine             For the Three
                                                        Months Ending             Months Ending
                                                        September 30,             September 30,
                                                   -----------------------   -----------------------
                                                      2005         2004         2005         2004
                                                   ----------   ----------   ----------   ----------
INTEREST AND DIVIDEND INCOME
Interest and fees on loans:
   Taxable                                         $    6,475   $    6,211   $    2,215   $    2,055
   Tax-exempt                                             329          271          112          108
Interest and dividends on investment securities:
   Taxable                                              1,116        1,126          356          374
   Tax-exempt                                             275          345           89          105
   Dividends                                               61           52           20           26
Federal funds sold                                        135            7           71            3
Deposits in other banks                                    40           37           21           15
                                                   ----------   ----------   ----------   ----------
      TOTAL INTEREST AND DIVIDEND INCOME                8,431        8,049        2,884        2,686
                                                   ----------   ----------   ----------   ----------

INTEREST EXPENSE
Deposits                                                2,079        2,008          720          671
Short-term borrowings                                     415          206          170           76
Long-term borrowings                                      507          510          171          171
                                                   ----------   ----------   ----------   ----------
      TOTAL INTEREST EXPENSE                            3,001        2,724        1,061          918
                                                   ----------   ----------   ----------   ----------
Net interest income                                     5,430        5,325        1,823        1,768
Provision for loan losses                                  90          110           30           30
                                                   ----------   ----------   ----------   ----------
      NET INTEREST INCOME AFTER PROVISION
         FOR LOAN LOSSES                                5,340        5,215        1,793        1,738
                                                   ----------   ----------   ----------   ----------

NON-INTEREST INCOME
Service charges and fees                                  754          582          268          213
Gain on sale of loans                                      29           12            6            3
Bank-owned life insurance income                          193          191           62           63
Trust department                                          106          109           35           34
Other                                                     172          221           54           78
Investment securities gains, net                           --            3           --            3
                                                   ----------   ----------   ----------   ----------
      TOTAL NON-INTEREST INCOME                         1,254        1,118          425          394
                                                   ----------   ----------   ----------   ----------

NON-INTEREST EXPENSE
Salaries                                                1,726        1,712          594          573
Pensions and other employee benefits                      596          598          197          198
Occupancy, net                                            346          294          115           93
Equipment                                                 389          351          139          116
State shares tax                                          211          212           70           73
Professional services                                     220          171           63           53
Directors' fees                                           142          110           48           37
Stationery and supplies                                    98           96           22           26
Other                                                     829          768          270          240
                                                   ----------   ----------   ----------   ----------
      TOTAL NON-INTEREST EXPENSE                        4,557        4,312        1,518        1,409
                                                   ----------   ----------   ----------   ----------
Income before income taxes                              2,037        2,021          700          723
Income tax expense                                        433          424          152          157
                                                   ----------   ----------   ----------   ----------
      NET INCOME                                   $    1,604   $    1,597   $      548   $      566
                                                   ==========   ==========   ==========   ==========

PER SHARE DATA
Net income                                         $     1.27   $     1.25   $     0.43   $     0.44
Cash dividends                                     $     0.55   $     0.52   $     0.19   $     0.18
Weighted average shares outstanding                 1,263,405    1,275,743    1,263,405    1,275,743

See accompanying notes to Consolidated Financial Statements.

CCFNB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
UNAUDITED

                                                                            For the Nine
                                                                            Months Ending
                                                                            September 30,
                                                                         ------------------
                                                                           2005      2004
                                                                         -------   --------
OPERATING ACTIVITIES
Net income                                                               $ 1,604   $  1,597
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Provision for loan losses                                                  90        110
   Depreciation and amortization                                             315        282
   Premium amortization on investment securities                             195        242
   Discount accretion on investment securities                                (8)       (21)
   Deferred income taxes (benefit)                                           (87)       (11)
   (Gain) on sale of loans                                                   (29)       (12)
   (Gain) on sales of investment securities                                   --         (3)
   Proceeds from sale of mortgage loans                                    1,536      1,328
   Originations of mortgage loans for resale                              (1,239)    (1,316)
   (Income) loss from investment in insurance agency                         (16)       (10)
   (Increase) decrease in accrued interest receivable and other assets      (108)       (40)
   Net increase in cash surrender value of bank-owned life insurance        (227)      (225)
   Increase in accrued interest, other expenses and other liabilities         31        156
                                                                         -------   --------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                            2,057      2,077
                                                                         -------   --------
INVESTING ACTIVITIES
Purchase of investment securities available-for-sale                      (1,058)   (24,026)
Proceeds from sales, maturities and redemptions of investment
   securities available-for-sale                                           9,645     22,007
Net (increase) in loans                                                   (1,730)    (1,572)
Purchases of premises and equipment                                         (729)      (467)
                                                                         -------   --------
      NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                  6,128     (4,058)
                                                                         -------   --------
FINANCING ACTIVITIES
Net (decrease) in deposits                                                (8,452)      (258)
Net increase (decrease) in short-term borrowings                             414       (256)
Net decrease in long-term borrowings                                          (9)        (8)
Acquisition of treasury stock                                               (335)      (288)
Proceeds from issuance of common stock                                       158        160
Cash dividends paid                                                         (695)      (663)
                                                                         -------   --------
      NET CASH (USED IN) FINANCING ACTIVITIES                             (8,919)    (1,313)
                                                                         -------   --------
      (DECREASE) IN CASH AND CASH EQUIVALENTS                               (734)    (3,294)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                          12,833     12,362
                                                                         -------   --------
      CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $12,099   $  9,068
                                                                         =======   ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
   Interest                                                              $ 2,991   $  2,726
   Income taxes                                                          $   443   $    391

See accompanying notes to Consolidated Financial Statements.

CCFNB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005

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

DERIVATIVES

The Bank has outstanding loan commitments that relate to the origination of mortgage loans that will be held for resale. Pursuant to Statement of Financial Accounting Standards (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", and SFAS No. 149 "Amendments to SFAS 133 on Derivative Instruments and Hedging Activities" and the guidance contained in the Derivatives Implementation Group Statement 133 Implementation Issue No. C 13, the Bank has accounted for such loan commitments as derivative instruments. The outstanding loan commitments in this category did not give rise to any losses for the period ended September 30, 2005 and the year ended December 31, 2004, as the fair market value of each outstanding loan commitment exceeded the Bank's cost basis in each loan commitment.

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

INVESTMENT IN INSURANCE AGENCY

On January 2, 2001, the Corporation acquired a 50% interest in a local insurance agency, a corporation organized under the laws of the Commonwealth of Pennsylvania. The income or loss from this investment is accounted for under the equity method of accounting. The carrying value of this investment as of September 30, 2005 and December 31, 2004 was $203,000 and $187,000,
respectively, and is carried in other assets in the accompanying consolidated balance sheets.

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

ADVERTISING COSTS

It is the Corporation's policy to expense advertising costs in the period in which they are incurred. Advertising expense for the nine month periods ended September 30, 2005 and 2004 was approximately $61,000 and $57,000, respectively.

RECLASSIFICATION

Certain amounts in the consolidated financial statements of the prior years have been reclassified to conform with presentation used in the 2005 consolidated financial statements. Such reclassifications had no effect on the Corporation's consolidated financial condition or net income.

NOTE 2 - ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses for the periods ended September 30, 2005 and September 30, 2004 were as follows:

                                  (Amounts in Thousands)
                                  ----------------------
                                      2005     2004
                                     ------   ------
Balance, beginning of year           $1,392   $1,415
Provision charged to operations          90      110
Loans charged-off                       (31)    (124)
Recoveries                               51       24
                                     ------   ------
Balance, September 30                $1,502   $1,425
                                     ======   ======

At September 30, 2005, the total recorded investment in loans that are considered to be impaired as defined by SFAS No. 114 was $881,000. These impaired loans had a related allowance for loan losses of $150,000. No additional charge to operations was required to provide for the impaired loans since the total allowance for loan losses is estimated by management to be adequate to provide for the loan loss allowance required by SFAS No. 114 along with any other potential losses.

At September 30, 2005, there were no significant commitments to lend additional funds with respect to non-accrual and restructured loans.

Non-accrual loans at September 30, 2005 and December 31, 2004 were $881,000 and $1,241,000, respectively, all of which were considered impaired.

Loans past due 90 days or more and still accruing interest amounted to $42,000 at September 30, 2005.

NOTE 3 - SHORT-TERM BORROWINGS

Securities sold under agreements to repurchase, and Federal Home Loan Bank advances generally represented overnight or less than 30-day borrowings. U.S. Treasury tax and loan notes for collections made by the Bank were payable on demand.

NOTE 4 - LONG-TERM BORROWINGS

Long-term borrowings are comprised of advances from the Federal Home Loan Bank.

NOTE 5 - DEFERRED COMPENSATION PLANS

The Bank has entered into certain non-qualified deferred compensation agreements with certain executive officers and directors. Expenses related to these non-qualified deferred compensation plans amounted to $113,000 and $103,000 for the nine month periods ended September 30, 2005 and 2004, respectively.

There were no substantial changes in other plans as disclosed in the 2004 Annual Report.

NOTE 6 - STOCKHOLDERS' EQUITY

Changes in stockholders' equity for the period ended September 30, 2005 were as follows:

                                                         (Amounts in Thousands, Except Common Share Data)
                                      -------------------------------------------------------------------------------------
                                                                                            Accumulated
                                                                                               Other
                                                                                           Comprehensive
                                        Common   Common           Comprehensive  Retained      Income     Treasury
                                        Shares    Stock  Surplus      Income     Earnings      (Loss)       Stock    Total
                                      ---------  ------  -------  -------------  --------  -------------  --------  -------
Balance at January 1, 2005            1,267,718  $1,585  $3,385                  $23,324       $ 213       $  --    $28,507
Comprehensive Income:
   Net income                                --      --      --      $1,604        1,604          --          --      1,604
   Change in unrealized gain (loss)
      on investment securities
      available-for-sale net of
      reclassification adjustment
      and tax effects                        --      --      --        (305)          --        (305)         --       (305)
                                                                     ------
         TOTAL COMPREHENSIVE
            INCOME                                                   $1,299
                                                                     ======
Issuance of 5,811 shares of
   common stock under dividend
   reinvestment and stock
   purchase plans                         5,811       7     151                                                         158
Purchase of 12,000 shares of
   treasury stock                            --      --      --                       --          --        (335)      (335)
Retirement of 12,000 shares of
   treasury stock                       (12,000)    (15)   (320)                      --          --         335         --
Cash dividends $.55 per share                --      --      --                     (695)         --          --       (695)
                                      ---------  ------  ------                  -------       -----       -----    -------
Balance at September 30, 2005         1,261,529  $1,577  $3,216                  $24,233       $ (92)      $  --    $28,934
                                      =========  ======  ======                  =======       =====       =====    =======

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

The Corporation may require collateral or other security to support financial instruments with off-balance sheet credit risk. The contract or notional amounts at September 30, 2005 and December 31, 2004 were as follows:

                                                                      (Amounts in Thousands)
                                                                      ----------------------
                                                                       September   December
                                                                        30, 2005   31, 2004
                                                                       ---------   --------
Financial instruments whose contract amounts represent credit risk:
   Commitments to extend credit                                         $16,308     $13,829
   Financial standby letters of credit                                    1,613       1,742
   Performance standby letters of credit                                    570         846
   Dealer floor plans                                                     2,616         852

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

The Corporation granted commercial, consumer and residential loans to customers within Pennsylvania. Of the total loan portfolio at September 30, 2005, 83.42% was for real estate loans, principally residential. It was the opinion of management that the high concentration did not pose an adverse credit risk. Further, it was management's opinion that the remainder of the loan portfolio was balanced and diversified to the extent necessary to avoid any significant concentration of credit.

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

The results of operations for the nine-month period ended September 30, 2005, are not necessarily indicative of the results to be expected for the full year.

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

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of CCFNB Bancorp, Inc.:

We have reviewed the accompanying consolidated balance sheet of CCFNB Bancorp, Inc. and Subsidiary as of September 30, 2005, and the related consolidated statements of income for the three and nine-month periods ended September 30, 2005 and 2004 and the consolidated statements of cash flows for the nine-month periods ended September 30, 2005 and 2004. These consolidated interim financial statements are the responsibility of the management of CCFNB Bancorp, Inc. and Subsidiary.

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

We have previously audited, in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of CCFNB Bancorp, Inc. and Subsidiary as of December 31, 2004, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 14, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2004, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


/s/ J.H. Williams & Co., LLP
-------------------------------------
J.H. Williams & Co., LLP
Kingston, Pennsylvania
October 19, 2005

                               CCFNB BANCORP, INC.
                                    FORM 10-Q
                      FOR THE QUARTER ENDED SEPTEMBER 2005

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Consolidated Summary of Operations
(Dollars in Thousands, except for per share data)

                                             At and For the Nine
                                                   Months
                                             Ended September 30,             At and For the Years Ended December 31,
                                           ----------------------  ----------------------------------------------------------
                                              2005        2004        2004        2003        2002        2001        2000
                                           ----------  ----------  ----------  ----------  ----------  ----------  ----------
Income and Expense:
   Interest income                         $    8,431  $    8,049  $   10,843  $   11,221  $   12,780  $   13,720  $   13,552
   Interest expense                             3,001       2,724       3,669       4,366       5,741       6,924       6,859
                                           ----------  ----------  ----------  ----------  ----------  ----------  ----------
   Net interest income                          5,430       5,325       7,174       6,855       7,039       6,796       6,693
   Loan loss provision                             90         110         140         200         309         163          54
                                           ----------  ----------  ----------  ----------  ----------  ----------  ----------
   Net interest income after loan loss
      provision                                 5,340       5,215       7,034       6,655       6,730       6,633       6,639
   Non-interest income                          1,254       1,118       1,530       1,508       1,210       1,149       1,053
   Non-interest expense                         4,557       4,312       5,746       5,409       5,479       5,104       4,967
                                           ----------  ----------  ----------  ----------  ----------  ----------  ----------
   Income before income taxes                   2,037       2,021       2,818       2,754       2,461       2,678       2,725
   Income taxes                                   433         424         601         591         539         621         671
                                           ----------  ----------  ----------  ----------  ----------  ----------  ----------
   Net income                              $    1,604  $    1,597  $    2,217  $    2,163  $    1,922  $    2,057  $    2,054
                                           ==========  ==========  ==========  ==========  ==========  ==========  ==========
Per Share: (1)
   Net income                              $     1.27  $     1.25  $     1.74  $     1.69  $     1.47  $     1.54  $     1.51
   Cash dividends paid                            .55         .52         .70         .66         .63         .59         .56
   Average shares outstanding               1,263,405   1,275,743   1,267,718   1,281,265   1,309,084   1,338,007   1,355,624
Average Balance Sheet:
   Loans                                   $  149,342  $  148,367  $  147,348  $  149,485  $  147,545  $  139,219  $  134,325
   Investments                                 56,972      63,633      61,999      58,152      54,197      50,593      47,003
   Other earning assets                         7,769       5,027       5,705       8,036       5,309       6,569         219
   Total assets                               230,459     233,108     231,477     230,975     223,476     208,630     196,727
   Deposits                                   168,878     171,657     172,028     171,956     150,883     149,601     139,774
   Other interest-bearing liabilities          31,730      32,193      29,823      29,772      29,356      31,629      31,203
   Stockholders' equity                        28,721      27,980      28,136      27,223      26,615      25,890      23,910
Balance Sheet Data:
   Loans                                   $  151,381  $  149,103  $  149,900  $  147,631  $  151,338  $  142,990  $  137,360
   Investments                                 52,598      64,490      61,834      62,775      53,528      57,121      47,311
   Other earning assets                         6,961       4,052      11,012       6,882      10,068       9,644       4,814
   Total assets                               227,786     233,302     235,377     232,914     229,032     214,238     203,054
   Deposits                                   164,035     171,528     172,487     171,786     172,127     155,666     143,169
   Other interest-bearing liabilities          33,485      32,061      33,080      32,325      28,621      31,384      33,477
   Stockholders' equity                        28,934      28,357      28,506      27,603      26,840      26,042      25,050
Ratios (2)
   Return on average assets                       .93%        .91%        .96%        .94%        .86%        .99%       1.04%
   Return on average equity                      7.45%       7.61%       7.88%       7.95%       7.22%       7.90%       8.59%
   Dividend payout ratio                        41.33%      41.52%      40.19%      39.02%      42.86%      38.31%      37.09%
   Average equity to average assets ratio       12.46%      12.00%      12.17%      11.79%      11.77%      12.16%      12.34%

(1) Per share data has been calculated on the weighted average number of shares outstanding.

(2) The ratios for the nine month period ending September 30, 2005 and 2004 are annualized.

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

EARNINGS SUMMARY

Net income for the nine months ended September 30, 2005 was $1,604 thousand or $1.27 per basic and diluted share. These results compare with net income of $1,597 thousand, or $1.25 per basic and diluted share for the same period in 2004. Annualized return on average equity decreased to 7.45 percent from 7.61 percent, while the annualized return on average assets increased to .93 percent from .91 percent, for the nine months ended September 30, 2005 and 2004 respectively.

Net interest income continues to be the largest source of our operating income. Net interest income on a tax equivalent basis remained at 5.7 million at September 30, 2005 and 2004. Overall, interest earning assets yielded 5.44 percent for the nine months ended September 30, 2005 compared to 5.32 percent yield for the nine months ended September 30, 2004. The tax equivalized interest margin increased to 3.58 percent for the nine months ended September 30, 2005 compared to 3.48 percent for the nine months ended September 30, 2004.

Average interest earning assets decreased $2.9 million or 1.3 percent for the nine months ended September 30, 2005 over the same period in 2004 from $217. million at September 30, 2004 to $214.1 million at September 30, 2005. Average loans increased $.9 million or .6 percent, average investments decreased $6.6 million or 10.4 percent from $63.6 million at September 30, 2004 to $57 million at September 30, 2005 and average federal funds sold and interest-bearing deposits with other financial institutions increased $2.8 million or 56 percent from $5. million at September 30, 2004 to $7.8 million at September 30, 2005.

Average interest bearing liabilities for the nine months ended September 30, 2005 were $183.4 million and for the nine month period ending September 30, 2004 they were $186.5 million. Average short-term borrowings were $20.9 million at September 30, 2004 and $20.4 million at September 30, 2005. Long-term debt, which includes primarily FHLB advances, was $11.3 million at September 30, 2004 and 2005. Average demand deposits decreased $.1 million from $17.3 million at September 30, 2004 compared to $17.2 million at September 30, 2005.

The average interest rate for loans increased 16 basis points to 6.23 percent at September 30, 2005 compared to 6.07 percent September 30, 2004. Interest-bearing deposits with other Financial Institutions and Federal Funds Sold rates increased 1.83 basis points to 3.00 percent at September 30, 2005 from 1.17 percent at September 30, 2004. Average rates on interest bearing deposits increased by 10 basis points from 1.73 percent to 1.83 percent in one year. Average interest rates also increased on total interest bearing liabilities by 23 basis points to 2.18 percent from 1.95 percent. The reason for these increases on interest bearing liabilities was primarily attributed to the interest rates on all deposit liabilities and the tied-to-prime interest rates paid on repurchase agreements rising slowly throughout the year. The tax equivalized net interest margin increased to 3.58 percent for the nine months ended September 30, 2005 from 3.48 percent for the nine months ended September 30, 2004. The cost of long-term debt averaged 5.98 percent for the past several years which negatively impacted net interest margin. This high costing liability will remain due to the fact that the Federal Home Loan Bank has the option to reprice these loans at their discretion. Until interest rates would rise to make the current 5.98 percent average rate unattractive, this in all probability will not occur. We will continue to price conservatively.

NET INTEREST INCOME

Net interest income increased from $5.3 million at September 30, 2004 to $5.4 million at September 30, 2005.

The following table reflects the components of net interest income for each of the nine months ended September 30, 2005 and 2004.

           ANALYSIS OF AVERAGE ASSETS, LIABILITIES AND CAPITAL EQUITY
                                       AND
                  NET INTEREST INCOME ON A TAX EQUIVALENT BASIS

AVERAGE BALANCE SHEET AND RATE ANALYSIS
(Dollars in Thousands)

                                                Nine Months Ended September 30, 2005 and 2004
                                       --------------------------------------------------------------
                                                  Interest                         Interest
                                        Average    Income/   Average    Average     Income/   Average
                                        Balance    Expense    Yield     Balance     Expense    Yield
                                          (1)        (2)      /Rate       (1)         (2)      /Rate
                                       --------   --------   -------   ---------   --------   -------
ASSETS:
Interest-bearing deposits with other
   financial institutions              $  1,843    $   40     2.89%     $  4,498    $   37     1.10%
Investment securities (3)                56,972     1,452     3.73%       63,633     1,523     3.91%
Federal Funds Sold                        5,926       135     3.04%          529         7     1.76%
Loans                                   149,342     6,804     6.23%      148,367     6,482     6.07%
                                       --------    ------               --------    ------
Total interest earning assets          $214,083    $8,431     5.44%     $217,027    $8,049     5.32%
                                       --------    ------               --------    ------
Reserve for loan losses                  (1,447)                          (1,420)
Cash and due from banks                   4,851                            5,687
Other assets                             12,972                           11,814
                                       --------                         --------
Total assets                           $230,459                         $233,108
                                       --------                         --------

LIABILITIES AND CAPITAL:
Interest bearing deposits              $151,673    $2,079     1.83%     $154,356    $2,008     1.73%
Short-term borrowings                    20,412       416     2.72%       20,862       206     1.32%
Long-term borrowings                     11,318       506     5.96%       11,331       510     6.00%
                                       --------    ------               --------    ------
Total interest-bearing liabilities     $183,403    $3,001     2.18%     $186,549    $2,724     1.95%
                                       --------    ------               --------    ------
Demand deposits                        $ 17,205                         $ 17,301
Other liabilities                         1,130                            1,278
Stockholders' equity                     28,721                           27,980
                                       --------                         --------
Total liabilities and capital          $230,459                         $223,108
                                       --------                         --------
NET INTEREST INCOME /                              $5,430     3.38%                 $5,325     3.27%
   NET INTEREST MARGIN (4)

TAX EQUIVALENT NET INTEREST INCOME /               $5,741     3.58%                 $5,651     3.48%
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

             CHANGE IN NET INTEREST INCOME ON A TAX EQUIVALENT BASIS

                                   Nine Months Ended
                                   September 30, 2005
                                   Compared with 2004
                                   Increase (Decrease)
                                           (2)
                                  ---------------------
                                  Volume   Rate   Total
                                  ------   ----   -----
                                     (In thousands)
Interest income:
   Loans (1)                         59     237    296
   Investments (1)                 (260)   (115)  (375)
   Federal funds sold and other
      short-term investments         32      92    124
                                   ----    ----   ----
Total Interest Income:             (169)    214     45

Interest expense:
   Deposits                         (46)    154    108
   Short-term borrowings             (6)    292    286
   Long term debt                    (1)     (5)    (6)
                                   ----    ----   ----
Total Interest expense:             (53)    441    388
Net Interest Income:               (116)   (227)  (343)

(1) Interest income is adjusted to a tax equivalent basis using a 34 percent tax rate.

(2) Variances resulting from a combination of changes in volume and rates are allocated to the categories in proportion to the absolute dollar amounts of the change in each category.

The outstanding balance of loans at September 30, 2005 was $151.4 million compared to $149.9 million at December 31, 2004.

Income from investment securities remained at $1.5 million at September 30, 2005 and 2004. The average balance of investment securities for the nine months ended September 30, 2005 was $57 million compared to $63.6 million at September 30, 2004.

Total interest expense increased $.3 million or 11.1 percent for the first nine months of 2005 as compared to the first nine months of 2004. The average yield on interest earning assets increased from 5.32 percent to 5.44 percent as of September 2004 and 2005, respectively.

NON-INTEREST INCOME

The following table presents the components of non-interest income for the nine months ended September 30, 2005 and 2004:

                                       Nine Months Ended
                                         September 30,
                                         (In thousands)
                                       -----------------
                                         2005     2004
                                        ------   ------
Service charges and fees                $  754   $  582
Trust Department income                    106      109
Investment securities gain - net             0        3
Gain on sale of loans                       29       12
Gain on Cash Surrender Value of BOLI       193      191
Other                                      172      221
                                        ------   ------
   Total                                $1,254   $1,118
                                        ------   ------

Non-interest income continues to represent a considerable source of our income. We are committed to increasing non-interest income. Increases will be from our existing sources of non-interest income and any new opportunities that may develop. For the nine months ended September 30, 2005, total non-interest income increased $.2 million to $1.3 thousand or 18.2 percent, compared to $1.1 million for the nine month period ended September 30, 2004. Service charges and fees increased $172 thousand from $582 thousand at September 30, 2004 to $854 thousand or 29.6 percent at September 30, 2005. This increase is mainly attributable to the introduction of the "Overdraft Privilege" program in the second half of 2004. Costs of developing the program were finalized in July 2005, adding to the income derived from this service. Trust Department income decreased slightly with $109 thousand at September 30, 2004 compared to $106 thousand at September 30, 2005. By selling fixed rate mortgages through the MPF and PHFA programs we increased our gain on sale of loans from $12 thousand through September 2004 to $29 thousand through September 2005. The MPF loans are being serviced by CCFNB and the bank retains minimal credit risk. Other non-interest income decreased $49 thousand from $221 thousand at September 30, 2004 to $172 thousand at September 30, 2005.

NON-INTEREST EXPENSE

The following table presents the components of non-interest expense for the nine months ended September 30, 2004 and 2005:

                                     Nine Months Ended
                                       September 30,
                                  ----------------------
                                       2005     2004
                                      ------   ------
                                  (Dollars in Thousands)
Salaries and  wages                  $1,726   $1,712
Employee benefits                       596      598
Net occupancy expense                   346      294
Furniture and equipment expense         389      351
State shares tax                        211      212
Professional Services                   220      171
Director Fees                           142      110
Stationery and Supplies                  98       96
Other expense                           829      768
                                     ------   ------
   Total                             $4,557   $4,312
                                     ------   ------

Non-interest expense increased from $4.3 million at September 30, 2004 to $4.6 million at September 30, 2005.

Generally, non-interest expense accounts for the cost of maintaining facilities; providing salaries and benefits to employees; and paying for insurance, supplies, advertising, data processing services, taxes and other related expenses. Some of the costs and expenses are variable while others are fixed. To the extent possible, we utilize budgets and related measures to control variable expenses.

Salaries remained at $1.7 million at September 30, 2005 and 2004. Employee benefits also remained at $600 thousand at September 30, 2004 and 2005.

Occupancy expense increased 17.7 percent. This increase is partly attributable to additional landscaping and the purchase of a property in Berwick for a future branch bank. Furniture and equipment expense reflects a $38 thousand or 10.8 percent increase for the first nine months of 2005 compared to the first nine months of 2004. New optical hardware is replacing fully depreciated hardware and recognition of depreciation on this new equipment will have the effect of increased expense going forward.

Pennsylvania Bank Shares Tax remained at or near $212 thousand at September 30, 2004 and 2005.

Professional services increased 28.7 percent from $171 thousand at September 30, 2004 to $220 thousand at September 30, 2005. This is partly attributable to the Sarbanes Oxley (Sox 404) required project that is ongoing through and including 2007.

Director's fees increased 29.1 percent from $110 thousand through September 30, 2004 compared to $142 thousand through September 30, 2005. Beginning January 2005, the Chairman of the Board fee increased from $21 thousand annually to $56 thousand annually.

Stationery and Supplies increased $2 thousand in comparing September 30, 2004 at $96 thousand and September 30, 2005 at $98 thousand.

Other expenses increased $61 thousand or 7.9 percent from $768 thousand at September 30, 2004 to $829 thousand at September 30, 2005. A Home Equity Program continues in which the Bank absorbs the costs to underwrite a Home Equity Loan. This increased expense accounts for $8 thousand for the first nine months of 2005. The addition of an ATM in our branch opening in October 2004 was mainly responsible for the increase in ATM fees of $17 thousand for the nine months ending September 30 2004 and 2005 and a third party arrangement is in place in this branch where $10 thousand, or 33%, of our ATM fees collected were given to the owner of the building. $30 thousand was paid to a third party consulting firm to develop and implement our Overdraft Protection program.

INCOME TAXES

Income tax expense as a percentage of pre-tax income was 21.3 percent for the nine months ended September 30, 2005 compared with 21 percent for the same period in 2004. The effective tax rate for 2005 remains at 34 percent.

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

LIQUIDITY

Liquidity measures the ability to satisfy current and future cash flow needs as they become due. Maintaining a level of liquid funds through asset / liability management seeks to ensure that these needs are met at a reasonable cost As of September 30, 2005, we had $52.6 million of securities available for sale recorded at their fair value, compared with $61.8 million at December 31, 2004. As of September 30, 2005, the investment securities available for sale had a net unrealized loss of $92 thousand, net of deferred taxes, compared with a net unrealized gain of $213 thousand, net of deferred taxes, at December 31, 2004. These securities are not considered trading account securities which may be sold on a continuous basis, but rather are securities which may be sold to meet our various liquidity and interest rate requirements.

     In accordance with disclosures required by EITF NO. 03-1, the summary below reflects the gross unrealized losses and fair value, aggregated by investment category that individual securities have been in a continuous unrealized loss position for less than or more than 12 months as of September 30, 2005:

                                        Less than 12 months         12 months or more                Total
                                     ------------------------   ------------------------   ------------------------
                                                   Unrealized                 Unrealized                 Unrealized
Description of Security              Fair Value       Loss       Fair Value      Loss       Fair Value      Loss
-----------------------              -----------   ----------   -----------   ----------   -----------   ----------
Obligations of U.S. Government
Corporations and Agencies:
   Mortgage backed                   $ 7,818,888    $ 76,609    $ 9,148,212    $201,452    $16,967,100    $278.061
   Other                              11,612,659     137,341      5,371,406     128,594     16,984,065     265,935
Obligations of state and political
Subdivisions                             672,241       6,493              0           0        672,241       6,493
                                                                                                                 0
Marketable Equity Securities                   0           0         30,749      13,441         30,749      13,441
                                     -----------    --------    -----------    --------    -----------    --------
Total                                $20,103,788    $220,443    $14,550,367    $343,487    $34,654,155    $563,930
                                     -----------    --------    -----------    --------    -----------    --------

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

NON-PERFORMING ASSETS

Shown below is a summary of past due and non-accrual loans:

                               (Dollars in thousands)
                            ----------------------------
                            September 30,   December 31,
                                2005           2004
                            -------------   ------------
Past due and non-accrual:
   Days 30 - 89                 $1,245         $  492
   Days 90 plus                     42             20
   Non-accrual                     881          1,241
                                ------         ------
Total                           $2,168         $1,753

Past due and non-accrual loans increased 22.2 percent from $1.8 million at December 31, 2004 to $2.2 million at September 30 2005. The loan delinquency expressed as a ratio to total loans was 1.4 percent at September 30, 2005 and
1.2 percent at December 31, 2004.

The increase in past due and non-accrual loans from December 31, 2004 to September 30, 2005, was due to several residential mortgages showing in the 30 - 89 day column for a gain of approximately $350 thousand as well as one significant commercial mortgage causing an increase of approximately $400 thousand; offset by a decrease in non accruals of about $360 thousand.

The provision for loan losses for the first nine months of 2005 was $90 thousand compared to first nine months of 2004 at $110 thousand. Management is diligent in its efforts to reduce these delinquencies and has increased monitoring and review of current loans to foresee future delinquency occurrences and react to them quickly.

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

The following analysis provides a schedule of loan maturities / interest rate sensitivities. This schedule presents a repricing and maturity analysis as required by the FFIEC:

                MATURITY AND REPRICING DATA FOR LOANS AND LEASES

                                                            (Dollars in
                                                             Thousands)
                                                           September 30,
                                                                2005
                                                           -------------
Closed-end loans secured by first liens and
   1-4 family residential properties with a
   remaining maturity or repricing frequency of:
   (1) Three months or less                                  $  2,822
   (2) Over three months through 12 months                     15,839
   (3) Over one year through three years                       23,982
   (4) Over three years through five years                      7,742
   (5) Over five years through 15 years                        18,235
   (6) Over 15 years                                              332
All loans and leases other than closed-end loans secured
   by first liens on 1-4 family residential properties
   with a remaining maturity or repricing frequency of:
   (1) Three months or less                                    20,638
   (2) Over three months through 12 months                     12,744
   (3) Over one year through three years                       21,309
   (4) Over three years through five years                     13,684
   (5) Over five years through 15 years                        12,219
   (6) Over 15 years                                              992
                                                             --------
      Sub-total                                              $150,538
Add: Non-accrual loans not included above                         881
Less: Unearned income                                             (38)
                                                             --------
   Total Loans and Leases                                    $151,381

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

We maintain an allowance for loan losses to absorb any loan losses based on our historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. In evaluating our allowance for loan losses, we segment our loans into the following categories:

     -    Commercial (including investment property mortgages),

     -    Residential mortgages, and

     -    Consumer.

We evaluate some loans as a homogeneous group and others on an individual basis. Commercial loans with balances exceeding $250 thousand are reviewed individually. After our evaluation of all loans, we determine the required allowance for loan losses based upon the following considerations:

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

The following table presents a summary of CCFNB's loan loss experience as of the dates indicated:

                                  For the Nine Months
                                 Ending September 30,
                                 Amounts in thousands
                                 --------------------
                                   2005       2004
                                 --------   --------
Average loans outstanding:       $149,342   $148,367
                                 --------   --------
Total loans at end of period      151,381    149,103
                                 --------   --------
Balance at beginning of period      1,392      1,415
   Total charge-offs                  (31)      (124)
   Total recoveries                    51         24
                                 --------   --------
   Net charge-offs                     20       (100)
   Provision for loan losses           90       110
                                 --------   --------
Balance at end of period         $  1,502   $  1,425
                                 --------   --------
Net charge-offs as a percent
   of average loans
   outstanding during period          .01%      (.07)%
Allowance for loan losses as a
   percent of total loans             .99%       .96%

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

CAPITAL ADEQUACY

A major strength of any financial institution is a strong capital position. This capital is very critical as it must provide growth, dividend payments to shareholders, and absorption of unforeseen losses. Our federal regulators provide standards that must be met. These standards measure "risk-adjusted" assets against different categories of capital. The "risk-adjusted" assets reflect off balance sheet items, such as commitments to make loans, and also place balance sheet assets on a "risk" basis for collectibility. The adjusted assets are measured against the standards of Tier I Capital and Total Qualifying Capital. Tier I Capital is common shareholders' equity. Total Qualifying Capital includes so-called Tier II Capital, which are common shareholders' equity and the allowance for loan and lease losses. The allowance for loan and lease losses must be lower than or equal to common shareholders' equity to be eligible for Total Qualifying Capital.

We exceed all minimum capital requirements as reflected in the following table:

                                                     September 30, 2005      December 31, 2004
                                                   ---------------------   ---------------------
                                                                 Minimum                 Minimum
                                                   Calculated   Standard   Calculated   Standard
                                                     Ratios      Ratios      Ratios      Ratios
                                                   ----------   --------   ----------   --------
Risk Based Ratios:
Tier I Capital to risk-weighted assets               19.21%       4.00%      19.27%       4.00%
Total Qualifying Capital to risk-weighted assets     20.25%       8.00%      20.31%       8.00%

Additionally, certain other ratios also provide capital analysis as follows:

                                   June 30,   December 31,
                                     2005         2004
                                   --------   ------------
Tier I Capital to average assets    12.62%       12.17%

We believe that the bank's current capital position and liquidity positions are strong and that its capital position is adequate to support its operations.

Book value per share amounted to $22.94 at September 30, 2005, compared with $22.49 per share at December 31, 2004.

Cash dividends declared amounted to $.55 per share, for the nine months ended September 30, 2005, equivalent to a dividend payout ratio of 41.33 percent, compared with 42.10 percent for the same period in 2004. Our Board of Directors continues to believe that cash dividends are an important component of shareholder value and that, at the bank's current level of performance and capital; we expect to continue our current dividend policy of a quarterly cash distribution of earnings to our shareholders.

The following table presents information on the shares of our common stock that we repurchased during the third quarter of 2005:

                               CCFNB BANCORP, INC.
                      ISSUER PURCHASES OF EQUITY SECURITIES

                                            NUMBER OF SHARES
                                              PURCHASED AS      NUMBER OF SHARES
                   NUMBER OF                PART OF PUBLICLY     THAT MAY YET BE
                    SHARES     PRICE PAID       ANNOUNCED      PURCHASED UNDER THE
     MONTH         PURCHASED    PER SHARE      PROGRAM (1)           PROGRAM
----------------   ---------   ----------   ----------------   -------------------
7/1/05 - 7/31/05         0            0              0               72,000
8/1/05 - 8/31/05         0            0              0               72,000
9/1/05 - 9/30/05     2,000       $28.50          2,000               70,000
                     -----                       -----
   TOTAL             2,000                       2,000

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

     The CEO and PFO have evaluated the changes to our internal controls over financial reporting that occurred during our fiscal quarter ended September 30, 2005, as required by paragraph (d) Rules 13a - 15 and 15d - 15 under the Securities Exchange Act of 1934, as amended, and have concluded that there were no changes that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Changes in Securities - Nothing to report.

Item 3. Defaults Upon Senior Securities - Nothing to report.

Item 4. Submission of matters to a Vote of Security Holders - Nothing to report.

Item 5. Other Information - Nothing to report.

Item 6. Exhibits and Reports on Form 8-K - The following were filed with the SEC during 2005:

     March 28, 2005 - Proxy dated December 31, 2004

     May 10, 2005 - Amended Articles of Incorporation approved by shareholders on May 5, 2005

     August 8, 2005 - Amended December 31, 2004 10K and Amended March 31, 2005 10Q to revise disclosure controls and procedures.

     August 15, 2005 - Second Amendment to March 31, 2005 10Q to more clearly differentiate between internal controls over financial reporting and disclosure controls and procedures.

     October 17, 2005 - S 3 Amendment

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report on Form 10-Q for the period ended September 30, 2005, to be signed on its behalf by the undersigned thereunto duly authorized.

                                         CCFNB BANCORP, INC.
                                         (Registrant)


                                         By /s/ Lance O. Diehl
                                            ------------------------------------
                                            Lance O. Diehl
                                            President and CEO

                                         Date: November 3, 2005


                                         By /s/ Virginia D. Kocher
                                            ------------------------------------
                                            Virginia D. Kocher
                                            Treasurer

                                         Date: November 3, 2005