Form 10-K
period 2005-12-31
CCFNB BANCORP INC
filed 2006-03-09
CIK 731122

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year-ended December 31, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from _____________ to _____________

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

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $1.25 per share.

Indicate by check mark if the Registrant is a well-known seasoned issuer, as
defined in Rule 405 of the Securities Act. Yes        No   X
                                               -----     -----

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes   X   No
                      -----    -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the Registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act). Yes       No   X
                                       -----    -----

Indicate by check mark whether the Registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act. Yes       No   X
                                    -----    -----

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant based on the average of the bid and asked prices of $27.75 at February 28, 2006, was $34,820,728.

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See the definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer     Accelerated filer     Non-accelerated filer  X
                        ---                   ---                       ---

As of February 28, 2006, the Registrant had outstanding 1,254,801 shares of its common stock, par value $1.25 per share.


                                  Page 1 of 78
                            Exhibit Index on Page 65

                               CCFNB BANCORP, INC.
                                    FORM 10-K

                                      INDEX

                                                                            Page
                                                                            ----
SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS........................     3
ITEM 1.    BUSINESS......................................................     3
ITEM 1A.   RISK FACTORS..................................................    11
ITEM 2.    PROPERTIES....................................................    13
ITEM 3.    LEGAL PROCEEDINGS.............................................    14
ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY,
              RELATED STOCKHOLDER MATTERS AND ISSUER
              PURCHASES OF EQUITY SECURITIES.............................    14
ITEM 6.    SELECTED FINANCIAL DATA.......................................    15
ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS..............    15
ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
              MARKET RISK................................................    27
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................    28
ITEM 9A.   CONTROLS AND PROCEDURES.......................................    51
ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............    52
ITEM 11.   EXECUTIVE COMPENSATION........................................    54
ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT AND RELATED STOCKHOLDER MATTERS.................    59
ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................    59
ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES........................    59
ITEM 15.   EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES.....................    61
SIGNATURES...............................................................    63
INDEX TO EXHIBITS........................................................    65

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

     - the effects of easing of restrictions on participants in the financial services industry, such as banks, securities brokers and dealers, investment companies and finance companies, and changes evolving from the enactment of the Gramm-Leach-Bliley Act, which became effective in 2000, and attendant changes in matters and effects of competition in the financial services industry;

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

ITEM 1. BUSINESS

GENERAL

     We are a registered financial holding company, bank holding company, and Pennsylvania business corporation, and are headquartered in Bloomsburg, Pennsylvania. We have one wholly-owned subsidiary which is Columbia County Farmers National Bank or referred to as the Bank. A substantial part of our business consists of the management and supervision of the Bank. Our principal source of income is dividends paid by the Bank. At December 31, 2005, we had approximately:

     -    $231 million in total assets;

     -    $154 million in loans;

     -    $165 million in deposits; and

     -    $ 29 million in stockholders' equity.

     The Bank is a national banking association and member of the Federal Reserve System whose deposits are insured by the Bank Insurance Fund of the FDIC. The Bank is a full-service commercial bank providing a range of services and products, including time and demand deposit accounts, consumer, commercial and mortgage loans to individuals and small to medium-sized businesses in its Northcentral Pennsylvania market area. The Bank also operates a full-service trust department. Third-party brokerage services are also resident in the Bank's office in Lightstreet, Pennsylvania. At December 31, 2005, the Bank had 7 branch banking offices which are located in the Pennsylvania county of Columbia.

     We consider our branch banking offices to be a single operating segment, because these branches have similar:

     -    economic characteristics,

     -    products and services,

     -    operating processes,

     -    delivery systems,

     -    customer bases, and

     -    regulatory oversight.

     We have not operated any other reportable operating segments in the 3-year period ended December 31, 2005. We have combined financial information for our third-party brokerage operation with our financial information, because this company does not meet the quantitative threshold for a reporting operating segment.

     We hold a 50 percent interest in a local insurance agency. The name of this agency is Neighborhood Group, Inc. and trades under the fictitious name of Neighborhood Advisors (insurance agency). Through this joint venture, we sell insurance products and services. We account for this local insurance agency using the equity method of accounting.

     As of December 31, 2005, we had 86 employees on a full-time equivalent basis. The Company and the Bank are not parties to any collective bargaining agreement and employee relations are considered to be good.

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

INTERCOMPANY TRANSACTIONS

     Various governmental requirements, including Sections 23A and 23B of the Federal Reserve Act and Regulation W of the Federal Reserve Board, limit borrowings by us from the Bank and also limit various other transactions between us and the Bank. For example, Section 23A of the Federal Reserve Act limits to no more than ten percent of its total capital the aggregate outstanding amount of the Bank's loans and other "covered transactions" with any particular non-bank affiliate (including a financial subsidiary) and limits to no more than 20 percent of its total capital the aggregate outstanding amount of the Bank's covered transactions with all of its affiliates (including financial subsidiaries). At December 31, 2005, approximately $5.8 million was available for loans to us from the Bank. Section 23A of the Federal Reserve Act also generally requires that the Bank's loans to its non-bank affiliates (including financial subsidiaries) be secured, and Section 23B of the Federal Reserve Act generally requires that the Bank's transactions with its non-bank affiliates (including financial subsidiaries) be on arm's-length terms. Also, we, the Bank, and any financial subsidiary are prohibited from engaging in certain "tie-in" arrangements in connection with extensions of credit or provision of property or services.

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

ALLOWANCE FOR LOAN LOSSES

     Commercial loans and commercial real estate loans comprised 34.0 percent of our total consolidated loans as of December 31, 2005. Commercial loans are typically larger than residential real estate loans and consumer loans. Because our loan portfolio contains a significant number of commercial loans and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans may cause a significant increase in nonperforming loans. An increase in nonperforming loans could result in a loss of earnings from these loans and an increase in the provision for loan losses and loan charge-offs.

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

DEPOSITS. We offer a variety of deposit accounts with a range of interest rates and terms. We currently offer passbook and statement savings accounts, NOW accounts, money market accounts, demand deposit accounts and certificates of deposit. The flow of deposits is influenced significantly by general economic conditions, changes in prevailing interest rates, pricing of deposits and competition. Our deposits are primarily obtained from areas surrounding our banking offices. We rely primarily on marketing, new products, service and long-standing relationships with customers to attract and retain these deposits. At December 31, 2005, our deposits totaled $165 million. Of the total deposit balance, $10 million or 6.1 percent, represent Individual Retirement Accounts and $26 million or 15.8 percent represent certificates of deposit in amounts of $100,000 or more.

     When we determine the levels of our deposit rates, consideration is given to local competition, yields of U.S. Treasury securities and the rates charged for other sources of funds. We have maintained a high level of core deposits, which has contributed to our low cost of funds. Core deposits include savings, money market, NOW and demand deposit accounts, which, in the aggregate, represented 50.5 percent of total deposits at December 31, 2004 and 49.7 percent of total deposits at December 31, 2005.

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

     We, like other bank holding companies, are required to maintain Tier 1 and "Total Capital" (the sum of Tier 1 and Tier 2 capital, less certain deductions) equal to at least four percent and eight percent of our total risk-weighted assets (including certain off-balance sheet items, such as unused lending commitments and standby letters of credit), respectively. At December 31, 2005, we met both requirements, with Tier 1 and Total Capital equal to 19.2 percent and 20.3 percent of total risk-weighted assets.

     The Federal Reserve Board has adopted rules to incorporate market and interest rate risk components into their risk-based capital standards. Under these market-risk requirements, capital will be allocated to support the amount of market risk related to a financial institution's ongoing trading activities.

     The Federal Reserve Board also requires bank holding companies to maintain a minimum "Leverage Ratio" (Tier 1 capital to adjusted total assets) of three percent if the bank holding company has the highest regulatory rating and meets certain other requirements, or of three percent plus an additional cushion of at least one to two percentage points if the bank holding company does not meet these requirements. At December 31, 2005, our leverage ratio was 12.7 percent.

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

     The Bank is subject to similar risk-based capital and leverage requirements adopted by the Comptroller of the Currency. The Bank was in compliance with the applicable minimum capital requirements as of December 31, 2005. The Comptroller of the Currency has not advised the Bank of any specific minimum leverage ratio applicable to the Bank.

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

     Rules adopted by the Comptroller of the Currency under FDICIA provide that a national bank is deemed to be well capitalized if the bank has a total risk-based capital ratio of ten percent or greater, a Tier 1 risk-based capital ratio of six percent or greater, and a leverage ratio of five percent or greater and the institution is not subject to a written agreement, order, capital directive, or prompt corrective action directive to meet and maintain a specific level of any capital measure. As of December 31, 2005, the Bank was well-capitalized, based on the prompt corrective action ratios and guidelines described above. It should be noted, however, that a bank's capital category is determined solely for the purpose of applying the Comptroller of the Currency's prompt corrective action regulations, and that the capital category may not constitute an accurate representation of the bank's overall financial condition or prospects.

BROKERED DEPOSITS

     Under FDIC regulations, no FDIC-insured bank can accept brokered deposits unless it (1) is well capitalized, or (2) is adequately capitalized and receives a waiver from the FDIC. In addition, these regulations prohibit any bank that is not well capitalized from paying an interest rate on brokered deposits in excess of three-quarters of one percentage point over certain prevailing market rates. As of December 31, 2005, the Bank held no brokered deposits.

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

     At December 31, 2005, approximately $2,274,585 was available for payment of dividends to us.

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

     The Deposit Insurance Funds Act provides for assessments to be imposed on insured depository institutions with respect to deposits insured by the BIF (in addition to assessments currently imposed on depository institutions with respect to BIF-insured deposits) to pay for the cost of Financing Corporation ("FICO") funding. The FICO assessments are adjusted periodically to reflect changes in the assessment bases of the FDIC insurance funds and do not vary depending upon a depository institution's capitalization or supervisory evaluations. In 2005, the Bank paid FICO assessments of $23,091.

INTERSTATE BANKING AND BRANCHING

     Bank holding companies (including bank holding companies that also are financial holding companies) are required to obtain the prior approval of the Federal Reserve Board before acquiring more than five percent of any class of voting stock of any non-affiliated bank. Pursuant to the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking and Branching Act"), a bank holding company may acquire banks located in states other than its home state without regard to the permissibility of such acquisitions under state law, but subject to any state requirement that the bank has been organized and operating for a minimum period of time, not to exceed fSive years, and the requirement that the bank holding company, after the proposed acquisition, controls no more than 10.0 percent of the total amount of deposits of insured depository institutions in the United States and no more than 30.0 percent or such lesser or greater amount set by state law of such deposits in that state.

     Subject to certain restrictions, the Interstate Banking and Branching Act also authorizes banks to merge across state lines to create interstate banks. The ability of banks to acquire branch offices through purchases or openings of other branches is contingent, however, on the host state having adopted legislation "opting in" to those provisions of Riegle-Neal. In addition, the ability of a bank to merge with a bank located in another state is contingent on the host state not having adopted legislation "opting out" of that provision of Riegle-Neal. Pennsylvania has opted in to all of these provisions upon the condition that another host state has similar or reciprocal requirements. As of the date of this report, we are not contemplating any interstate acquisitions of a bank or a branch office.

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

PERMITTED NON-BANKING ACTIVITIES

     The Federal Reserve Board permits us or our subsidiaries to engage in nonbanking activities that are so closely related to banking or managing or controlling banks as to be a proper incident thereto. The Federal Reserve Board requires us to serve as a source of financial and managerial strength to the Bank and not to conduct our operations in an unsafe or unsound manner. Whenever the Federal Reserve Board believes an activity that we perform or our control of a nonbank subsidiary, other than a nonbank subsidiary of the Bank, constitutes a serious risk to the financial safety, soundness or stability of the Bank and is inconsistent with sound banking principles or the purposes of the federal banking laws, the Federal Reserve Board may require us to terminate that activity or to terminate control of that subsidiary.

COMMUNITY REINVESTMENT ACT

     The Community Reinvestment Act of 1977, as amended ("CRA"), and the regulations promulgated to implement the CRA, are designed to create a system for bank regulatory agencies to evaluate a depository institution's record in meeting the credit needs of its community. The Bank received a "satisfactory" rating in its last CRA examination which was held in 2002.

FINANCIAL SERVICES MODERNIZATION

     We must comply with the Gramm-Leach-Bliley Act of 1999 (the "GLB Act") in the conduct of our operations. The GLB Act eliminates the restrictions placed on the activities of banks and bank holding companies and creates two new structures, financial holding companies and financial subsidiaries. We and the Bank are now allowed to provide a wider array of financial services and products that were reserved only for insurance companies and securities firms. In addition, we can now affiliate with an insurance company and a securities firm. We can elect to become a financial holding company. A financial holding company has authority to engage in activities referred to as "financial activities" that are not permitted to bank holding companies. A financial holding company may also affiliate with companies that are engaged in financial activities. A "financial activity" is an activity that does not pose a safety and soundness risk and is financial in nature, incidental to an activity that is financial in nature, or complimentary to a financial activity.

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

TERRORIST ACTIVITIES

     The Office of Foreign Assets Control ("OFAC") of the Department of the Treasury has, and will, send us and our banking regulatory agencies lists of names of persons and organizations suspected of aiding, harboring or engaging in terrorist acts. If the Bank finds a name on any transaction, account or wire transfer that is on an OFAC list, the Bank must freeze such account, file a suspicious activity report and notify the Federal Bureau of Investigation. the Bank has appointed an OFAC compliance officer to oversee the inspection of its accounts and the filing of any notifications.

THE USA PATRIOT ACT

     The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism ("USA PATRIOT") Act of 2001 was enacted by Congress as a result of the terrorist attack on the World Trade Center on September 11, 2001. The Congress is deliberating on amendments to the USA Patriot Act, none of these proposed amendments would have a substantial effect on our banking operations. Under the USA PATRIOT Act, financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as enhanced due diligence and "know your customer" standards in their dealings with foreign financial institutions and foreign customers.

SUBPRIME AND PREDATORY LENDING

     The Federal Reserve Board has issued regulations which implement the Home Ownership and Equity Protection Act ("HOEPA"). This Act imposes additional disclosure requirements and certain substantive limitations on certain mortgage loans with rates or fees above specified levels. The regulations lower the rate levels that trigger the application of HOEPA and include additional fees in the calculation of the fee amount that triggers HOEPA. The loans that the Bank currently makes are generally below the rate and fee levels that trigger HOEPA.

     The Bank must also comply with a Pennsylvania law, Act 55 of 2001, the Mortgage Bankers and Brokers and Consumer Equity Protection Act. This Act addresses what is known as "predatory lending," among other things, and is applicable to the Bank's closed-end home equity mortgage loans, involving property located in Pennsylvania, in an amount less than $100.0 thousand made at a "high cost," which is generally the rate and point triggers in the HOEPA. Those HOEPA triggers are:

     - An annual percentage rate exceeding 8.00 percentage points above comparable term U.S. Treasury securities for first-lien mortgages and 10 percent for subordinate-lien mortgages; and/or

     - Total points and fees payable by the consumer at or before closing that exceed the greater of 8.0 percent of the total loan amount or $499. The $499 is adjusted annually by the annual percentage change in the Consumer Price Index.

SALES OF INSURANCE

     Our federal banking regulatory agencies have issued consumer protection rules with respect to the retail sale of insurance products by us, the Bank, or a subsidiary or joint venture of us or the Bank. These rules generally cover practices, solicitations, advertising or offers of any insurance product by a depository institution or any person that performs such activities at an office of, or on behalf of, us or the Bank. Moreover, these rules include specific provisions relating to sales practices, disclosures and advertising, the physical separation of banking and nonbanking activities and domestic violence discrimination.

CORPORATE GOVERNANCE

     The Sarbanes-Oxley Act of 2002 ("SOX") has substantially changed the manner in which public companies govern themselves and how the accounting profession performs its statutorily required audit function. SOX makes structural changes in the way public companies make disclosures and strengthens the independence of auditors and audit committees. SOX requires direct responsibility of senior corporate management, namely the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), for establishing and maintaining an adequate internal control structure and procedures for financial reporting and disclosure by public companies.

     Under SOX, audit committees will be primarily responsible for the appointment, compensation and oversight of the work of their auditors. The independence of the members of the audit committee is assured by barring members who accept consulting fees from the company or are affiliated with the company other than in their capacity as members of the board of directors.

     SOX prohibits insider trades during pension fund blackout periods and requires prompt disclosure of insider transactions in company stock, which must be reported by the second business day following an insider transaction. Furthermore, SOX established a new federal crime of securities fraud with substantial penalties.

     As a result of SOX, the costs to enhance our corporate governance regime and financial reporting controls and procedures, was approximately $33,000 in 2005 paid to an outside consultant. In addition to these third party costs, an extensive amount of personnel time was applied to Management of the project. There were no costs associated with SOX in 2004.

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

MARKETING AREA

     The Bank's primary market area is Columbia County, a 484 square mile area located in Northcentral Pennsylvania with a population of approximately 64,157 based on 2000 census data. The Town of Bloomsburg is the County's largest municipality and its center of industry and commerce. Bloomsburg has a population of approximately 12,375 based on 2000 census data, and is the county seat. Berwick, located on the eastern boundary of the County, is the second largest municipality, with a 2000 census data population of approximately 10,774. The Bank currently serves its market area through seven branch offices located in Bloomsburg, Benton, Buckhorn, Lightstreet, Millville, Orangeville and South Centre, Columbia County.

     The Bank competes with other depository institutions in Columbia County. The Bank's major competitors are: First National Bank of Berwick; PNC Bank, M & T Bank, First Columbia Bank and Trust Company of Bloomsburg, Pennsylvania, as well as several credit unions.

     The Bank's extended market area includes the adjacent Pennsylvania counties of Luzerne, Montour, Northumberland, Schuylkill and Sullivan.

AVAILABLE INFORMATION

     We file reports, proxy, information statements and other information electronically with the SEC through the Electronic Data Gathering Analysis and Retrieval filing system. You may read and copy any materials that we file with the SEC at the SEC's Public Reference Room located at 450 5th Street, N.W., Washington, DC 20549. You can obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The SEC's website address is http://www.sec.gov. Our website address is http://www.ccfnb.com. Copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC may be obtained without charge by writing to CCFNB Bancorp, Inc., 232 East Street, Bloomsburg, PA 17815; Attn: Ms. Virginia D. Kocher, Treasurer.

ITEM 1A. RISK FACTORS

ADVERSE CHANGES IN THE ECONOMIC CONDITIONS IN OUR MARKET AREA COULD MATERIALLY AND NEGATIVELY AFFECT OUR BUSINESS.

     Substantially all of our business is with consumers and small to mid-sized companies located within Columbia, Luzerne and Montour Counties, Pennsylvania. Our business is directly impacted by factors such as economic, political and market conditions, broad trends in industry and finance, legislative and regulatory changes, changes in government monetary and fiscal policies and inflation, all of which are beyond our control. A deterioration in economic conditions, whether caused by national or local concerns, in particular an economic slowdown in northcentral Pennsylvania, could result in the following consequences, any of which could materially harm our business:

     -    customers' credit quality may deteriorate;

     -    loan delinquencies may increase;

     -    problem assets and foreclosures may increase;

     -    demand for our products and services may decrease;

     - competition for low cost or non-interest bearing deposits may increase; and

     -    collateral securing loans may decline in value.

COMPETITIVE PRESSURES FROM FINANCIAL SERVICES COMPANIES AND OTHER COMPANIES OFFERING BANKING SERVICES COULD NEGATIVELY IMPACT OUR BUSINESS.

     We conduct banking operations primarily in northcentral Pennsylvania. Increased competition in the Bank's market may result in reduced loans and deposits, high customer turnover, and lower net interest rate margins. Ultimately, the Bank may not be able to compete successfully against current and future competitors. Many competitors in the Bank's market area, including regional banks, other community-focused depository institutions and credit unions, offer the same banking services as the Bank offers. The Bank also faces competition from many other types of financial institutions, including without limitation, finance companies, brokerage firms, insurance companies, mortgage banks and other financial intermediaries. These competitors often have greater resources affording them the competitive advantage of maintaining numerous retail locations and ATMs and conducting extensive promotional and advertising campaigns. Moreover, our credit union competitors pay no corporate taxes and can, therefore, more aggressively price many products and services.

CHANGES IN INTEREST RATES COULD REDUCE OUR INCOME AND CASH FLOWS.

     The Bank's income and cash flows and the value of its assets and liabilities depend to a great extent on the difference between the income earned on interest-earning assets such as loans and investment securities, and the interest expense paid on interest-bearing liabilities such as deposits and borrowings. These rates are highly sensitive to many factors which are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies, in particular, the Federal Reserve Board.

Changes in monetary policy, including changes in interest rates, will influence the origination of loans and investment securities and the amounts paid on deposits. If the rates of interest the Bank pays on its deposits and other borrowings increases more than the rates of interest the Bank earns on its loans and other investments, the Bank's net interest income, and therefore our earnings, could be adversely affected. The Bank's earnings could also be adversely affected if the rates on its loans or other investments fall more quickly than those on its deposits and other borrowings.

SIGNIFICANT INCREASES IN INTEREST RATES MAY AFFECT CUSTOMER LOAN DEMAND AND PAYMENT HABITS.

     Significant increases in market interest rates, or the perception that an increase may occur, could adversely impact the Bank's ability to generate new loans. An increase in market interest rates may also adversely impact the ability of adjustable rate borrowers to meet repayment obligations, thereby causing nonperforming loans and loan charge-offs to increase in these mortgage products.

IF THE BANK'S LOAN GROWTH EXCEEDS THAT OF ITS DEPOSIT GROWTH, THEN THE BANK MAY BE REQUIRED TO OBTAIN HIGHER COST SOURCES OF FUNDS.

     Our growth strategy depends upon generating an increasing level of loans at the Bank while maintaining a low level of loan losses for the Bank. As the Bank's loans grow, it is necessary for the Bank's deposits to grow at a comparable pace in order to avoid the need for the Bank to obtain other sources of loan funds at higher costs. If the Bank's loan growth exceeds the deposit growth, the Bank may have to obtain other sources of funds at higher costs.

IF THE BANK'S ALLOWANCE FOR LOAN LOSSES IS NOT ADEQUATE TO COVER ACTUAL LOAN LOSSES, ITS EARNINGS MAY DECLINE.

     The Bank maintains an allowance for loan losses to provide for loan defaults and other classified loans due to unfavorable characteristics. The Bank's allowance for loan losses may not be adequate to cover actual loan losses, and future provisions for loan losses could materially and adversely affect our operating results. The Bank's allowance for loan loss is based on prior experience, as well as an evaluation of risks in the current portfolio. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, change in borrowers' creditworthiness, and the value of collateral securing loans and leases that may be beyond the Bank's control, and these losses may exceed our current estimates. The OCC (Office of the Comptroller of the Currency) reviews the Bank's loans and allowance for loan losses and may require the Bank to increase its allowance. While we believe that the Bank's allowance for loan losses is adequate to cover current losses, we cannot assure that the Bank will not further increase the allowance for loan losses or that the OCC will not require the Bank to increase the allowance. Either of these occurrences could materially affect our earnings.

ADVERSE CHANGES IN THE MARKET VALUE OF SECURITIES AND INVESTMENTS THAT WE MANAGE FOR OTHERS MAY NEGATIVELY IMPACT THE GROWTH LEVEL OF THE BANK'S NON-INTEREST INCOME.

     Our company provides a broad range of trust and investment management services for estates, trusts, agency accounts, and individual and employer sponsored retirement plans. The market value of the securities and investments managed by the Bank may decline due to factors outside the Bank's control. Any such adverse changes in the market value of the securities and investments could negatively impact the growth of the non-interest income generated from providing these services.

THE BANK'S BRANCH LOCATIONS MAY BE NEGATIVELY AFFECTED BY CHANGES IN
DEMOGRAPHICS.

     We and the Bank have strategically selected locations for bank branches based upon regional demographics. Any changes in regional demographics may impact the Bank's ability to reach or maintain profitability at its branch locations. Changes in regional demographics may also affect the perceived benefits of certain branch locations and management may be required to reduce the number of locations of its branches.

CHANGES IN THE REGULATORY ENVIRONMENT MAY ADVERSELY AFFECT THE BANK'S BUSINESS.

     The banking industry is highly regulated and the Bank is subject to extensive state and federal regulation, supervision, and legislation. The Bank is subject to regulation and supervision by the Board of Governors of the Federal Reserve System, the Office of the Comptroller of the Currency, and the Securities and Exchange Commission. These laws and regulations may change from time to time and may limit our ability to offer new products and services, obtain financing, attract deposits, and originate loans. Any changes to these laws and regulations may adversely affect loan demand, credit quality, consumer spending and saving habits, interest rate margins, FDIC assessments, and operating expenses. Therefore, our results of operations and financial condition may be materially negatively impacted by such changes.

TRAINING AND TECHNOLOGY COSTS, AS WELL AS PRODUCT DEVELOPMENT AND OPERATING COSTS, MAY EXCEED OUR EXPECTATIONS AND NEGATIVELY IMPACT OUR PROFITABILITY.

     The financial services industry is constantly undergoing technological changes in the types of products and services provided to customers to enhance customer convenience. Our future success will depend upon our ability to address the changing technological needs of our customers. We have invested a substantial amount of resources to update our technology and train the management team. This investment in technology and training seeks to increase efficiency in the management team's performance and improve accessibility to customers. We are also investing in the expansion of bank branches, improvement of operating systems, and the development of new marketing initiatives. The costs of implementing the technology, training, product development, and marketing costs may exceed our expectations and negatively impact our results of operations and profitability.

IF WE FAIL TO MAINTAIN AN EFFECTIVE SYSTEM OF INTERNAL CONTROLS, WE MAY NOT BE ABLE TO ACCURATELY REPORT OUR FINANCIAL RESULTS OR PREVENT FRAUD.

     If we fail to maintain an effective system of internal controls; fail to correct any issues in the design or operating effectiveness of internal controls over financial reporting; or fail to prevent fraud, our shareholders could lose confidence in our financial reporting, which could harm our business and the trading price of our common stock.

THE LOSS OF ONE OR MORE OF OUR KEY PERSONNEL MAY MATERIALLY AND ADVERSELY AFFECT OUR PROSPECTS.

     We depend on the services of our President and Chief Executive Officer, Lance O. Diehl, and a number of other key management personnel. The loss of Mr. Diehl's services or that of other key personnel could materially and adversely affect our results of operations and financial condition. Our success also depends, in part, on our ability to attract and retain additional qualified management personnel. Competition for such personnel is strong in the banking industry and we may not be successful in attracting or retaining such personnel due to our geographic location and prevailing salary levels in our market area.

ITEM 2. PROPERTIES

     Our corporate headquarters are located at 232 East Street, Bloomsburg, Pennsylvania. We own this facility which has approximately 11,686 square feet. The Bank's legal or registered office is also at 232 East Street, Bloomsburg, Pennsylvania. Our remaining banking centers are described as follows: We own all of the banking centers except Buckhorn, which we lease. The Buckhorn banking center is under a five year lease, begun in 2003, with two 5 year options with Wal-Mart.

                      Approximate
     Location        Square Footage                 Use
------------------   --------------   ------------------------------
Orangeville, PA           2,259       Banking Services
Benton, PA                4,672       Banking Services
South Centre, PA          3,868       Banking Services
Scott Township, PA       16,500       Banking Services, Corporate,
                                      Credit, Financial Planning and
                                      Operations
Millville, PA             2,520       Banking Services
Buckhorn, PA                693       Banking Services (In Wal-Mart
                                      Supercenter)
Berwick, PA               2,240       Future Banking Services

     We consider our facilities to be suitable and adequate for our current and immediate future purposes.

ITEM 3. LEGAL PROCEEDINGS

     We and the Bank are not parties to any legal proceedings that could have any significant effect upon our financial condition or income. In addition, we and the Bank are not parties to any legal proceedings under federal and state environmental laws.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     We had 772 stockholders of record not including individual participants in security position listings and 1,254,801 shares of common stock, par value of $1.25 per share, the only authorized class of common stock, outstanding as of February 28, 2006. Our common stock trades under the symbol "CCFN." As of February 28, 2006, 5 firms were identified on the interdealer electronic bulletin board system as market makers in our common stock. The following information is reported by one of our market makers: Ferris, Baker Watts, Inc., Baltimore, MD. These quotations represent prices between buyers and sellers and do not include retail makeup, markdown or commission. They may not necessarily represent actual transactions. The high and low closing sale prices and dividends per share of our common stock for the four quarters of 2005 and 2004 are summarized in the following table.

                                        Dividends
2005:            High ($)   Low ($)   Declared ($)
-----            --------   -------   ------------
First quarter      27.50     27.05         .18
Second quarter     28.10     27.15         .18
Third quarter      27.75     29.75         .19
Fourth quarter     27.75     29.00         .19

                                        Dividends
2004:            High ($)   Low ($)   Declared ($)
-----            --------   -------   ------------
First quarter      29.50     28.00         .17
Second quarter     29.00     26.50         .17
Third quarter      31.25     27.50         .18
Fourth quarter     31.00     27.10         .18

     We have paid cash dividends since 1983. It is our present intention to continue the dividend payment policy, although the payment of future dividends must necessarily depend upon earnings, financial position, appropriate restrictions under applicable law and other factors relevant at the time the Board of Directors considers any declaration of dividends.

     The following table presents information on the shares of our common stock that we repurchased during the fourth quarter of 2005:

                                                               NUMBER OF
                                                                SHARES       NUMBER OF
                                                             PURCHASED AS   SHARES THAT
                                                     PRICE      PART OF      MAY YET BE
         CCFNB BANCORP, INC.            NUMBER OF    PAID      PUBLICLY      PURCHASED
ISSUER PURCHASES OF EQUITY SECURITIES     SHARES      PER      ANNOUNCED     UNDER THE
                MONTH                   PURCHASED    SHARE      PROGRAM       PROGRAM
-------------------------------------   ---------   ------   ------------   ----------
10/24/05-10/24/05                         2,000     $28.25       2,000         68,000
11/04/05-11/04/05                         2,000     $28.75       2,000         66,000
12/06/05-12/06/05                         2,000     $28.00       2,000         64,000
   TOTAL                                  6,000                  6,000

ITEM 6. SELECTED FINANCIAL DATA

                               CCFNB BANCORP, INC.
                     SELECTED CONSOLIDATED FINANCIAL SUMMARY
                               AS OF DECEMBER 31,

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA AND RATIOS)       2005         2004         2003         2002         2001
                                                            ----------   ----------   ----------   ----------   ----------
INCOME  STATEMENT DATA:
Total interest income                                       $   11,442   $   10,843   $   11,221   $   12,780   $   13,720
Total interest expense                                           4,131        3,669        4,366        5,741        6,924
                                                            ----------   ----------   ----------   ----------   ----------
Net interest income                                              7,311        7,174        6,855        7,039        6,796
Provision for possible loan losses                                  90          140          200          309          163
Other operating income                                           1,713        1,530        1,508        1,210        1,149
Other operating expenses                                         6,077        5,746        5,409        5,479        5,104
Federal income taxes                                               631          601          591          539          621
                                                            ----------   ----------   ----------   ----------   ----------
Net income                                                  $    2,226   $    2,217   $    2,163   $    1,922   $    2,057
PER SHARE DATA:
Earnings per share (1)                                      $     1.76   $     1.74   $     1.69   $     1.47   $     1.54
Cash dividends declared per share                                  .74         0.70         0.66         0.63         0.59
Book value per share                                             23.06        22.49        21.63        20.76        19.64
Average shares outstanding                                   1,262,171    1,274,034    1,281,265    1,309,084    1,338,007

BALANCE SHEET DATA:
Total assets                                                $  231,218   $  235,377   $  232,914   $  229,032   $  214,238
Total loans                                                    154,271      149,900      147,631      151,338      142,990
Total securities                                                53,919       61,834       62,775       53,538       57,121
Total deposits                                                 164,847      172,487      171,786      172,127      155,666
FHLB advances - long - term                                     11,311       11,323       11,335       11,347       11,357
Total stockholders' equity                                      29,012       28,506       27,603       26,840       26,042

PERFORMANCE RATIOS:
Return of average assets                                          0.97%        0.96%        0.94%        0.86%        0.99%
Return on average stockholders' equity                            7.73%        7.88%        7.95%        7.22%        7.92%
Net interest margin (2)                                           3.63%        3.54%        3.39%        3.58%        3.68%
Total non-interest expense as a percentage of average
   assets                                                         2.64%        2.45%        2.34%        2.45%        2.45%

ASSET QUALITY RATIOS:
Allowance for possible loan losses as a percentage of
   loans, net                                                     1.02%        0.93%        0.96%        0.87%        0.72%
Allowance for possible loan losses as a percentage of
   non-performing loans (3)                                     185.54%      110.37%       52.29%       57.95%       60.54%
Non-performing loans as a percentage of total loans,
   net (3)                                                        0.55%        0.85%        1.85%        1.49%        1.19%
Non-performing assets as a percentage of total assets (3)         0.36%        0.54%        1.16%        0.98%        0.79%
Net charge-offs as a percentage of average net loans (4)         (0.05%)       0.11%        0.06%        0.03%        0.10%

LIQUIDITY AND CAPITAL RATIOS:
Equity to assets                                                 12.55%       12.11%       11.85%       11.72%       12.16%
Tier 1 capital to risk-weighted assets (5)                       19.24%       19.27%       18.82%       20.36%       19.06%
Leverage ratios (5)(6)                                           12.74%       12.17%       11.79%       11.77%       12.44%
Total capital to risk-weighted assets (5)                        20.32%       20.31%       19.88%       18.53%       19.82%
Dividend payout ratio                                            41.92%       40.19%       39.02%       42.86%       38.31%

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

                              RESULTS OF OPERATIONS

     Our net income increased by .41 percent from $2,217,000 in 2004 to $2,226,000 in 2005. Earnings per share increased by 1.15 percent from $1.74 in 2004 to $1.76 in 2005. Our return on average assets (ROAA) increased to 0.97 percent in 2005, compared to 0.96 percent in 2004. Our return on average equity
(ROAE) decreased to 7.73 percent in 2005, compared to 7.88 percent in 2004.

     Loans increased by 2.92 percent in 2005 to $154,271,000 from $149,900,000 in 2004. This increase was in the real estate area.

     We instituted, in 1995, a dividend reinvestment plan and an employees stock purchase plan. Moreover, in 1999, we commenced a strategy to purchase and cancel up to 10 percent of our outstanding shares of common stock through open market purchases. In 2003, we again filed with the SEC to purchase up to 100,000 shares of our outstanding shares. These repurchase programs resulted in the purchase and cancellation of the following numbers of shares of our common stock for the years indicated: 18,000 shares (2005); 16,000 shares (2004); and 23,988 shares
(2003). The net effect of the stock plans and the repurchase program resulted in weighted average shares of common stock outstanding as follows: 1,262,171
(2005); 1,274,034 (2004); and 1,281,265 (2003).

     Tax-equivalent net interest income increased 1.32 percent to $7.7 million in 2005 from $7.6 million in 2004. Average earning assets were $213.0 million in 2005 and $215.1 million in 2004. Net interest income increased 1.39 percent from $7.2 million in 2004 to $7.3 million in 2005. This increase in net interest income is a result of the pricing and mix of our loans and deposits.

                          TABLE OF NON-INTEREST INCOME
                             (Dollars in Thousands)

                                    Years Ended December 31,
                                    ------------------------
                                     2005     2004     2003
                                    ------   ------   ------
Service charges and fees            $  828   $  711   $  572
Gain on sale of loans                   40       36      190
Bank-owned life insurance income       247      257      247
Trust department income                157      165      148
Investment securities gains - net       34        3        8
Other                                  407      358      343
                                    ------   ------   ------
Total non-interest income           $1,713   $1,530   $1,508
                                    ======   ======   ======

     Total non-interest income increased during 2005 from $1,530,000 in 2004 to $1,713,000 in 2005. The decrease in Trust income in the amount of $8,000 was primarily due to accounts closed in 2005 and market valuations in 2005. Gain on sale of investment securities increased from $3,000 in 2004 to $34,000 in 2005. Service fees and charges increased from $711,000 in 2004 to $828,000 in 2005 or
16.46 percent. "Overdraft Privilege" was instrumental in this increase. Other income increased 13.69 percent from $358,000 in 2004 to $407,000 in 2005, partly attributable to fees collected for prepayment of loans. Gain on sale of loans increased from $36,000 in 2004 to $40,000 in 2005. Bank-owned life insurance income reflected a decrease of $10,000 from $257,000 in 2004 to $247,000 in 2005.

                       TABLE OF OTHER NON-INTEREST EXPENSE
                             (Dollars in Thousands)

                                  Years Ended December 31,
                                  ------------------------
                                   2005     2004     2003
                                  ------   ------   ------
Salaries and wages                $2,324   $2,289   $2,199
Employee benefits                    791      773      746
Net occupancy expense                457      394      379
Furniture and equipment expense      518      475      476
State shares tax                     282      274      275
Professional services                226      228      224
Director's fees                      190      147      141
Stationery and supplies              130      136      116
Other expense                      1,160    1,030      853
                                  ------   ------   ------
Total non-interest expense        $6,078   $5,746   $5,409
                                  ======   ======   ======

     Total non-interest expense increased to $6,078,000 in 2005 from $5,746,000 in 2004 or an increase of 5.78 percent. A 1.73 percent increase in salaries and benefits was attributable to normal merit and cost of living increases as well as increased health insurance costs. Furniture and equipment expense increased from $475,000 in 2004 to $518,000 in 2005. Net occupancy expense increased $63,000 from $394,000 in 2004 to $457,000 in 2005 or 15.99 percent. State shares tax increased $8,000 for 2005 as compared to 2004. Other expenses increased
12.62 percent from $1,030,000 in 2004 to $1,160,000 in 2005. Components comprising some of the major changes were as follows:

                                           Years Ended December 31,
                                         ---------------------------
                                                               % of
                                           2005      2004    Inc/Dec
                                         -------   -------   -------
ATM Expense                              138,432   119,675    15.67%
Sarbanes-Oxley (SOX 404)                  32,997         0   100.00%
Overdraft Privilege Program Consulting    36,246    24,178    49.91%
Federal Reserve Cost                      62,046    48,852    27.01%
ATM Commission                            13,648     1,466   830.97%
Directors Fees                           171,800   130,150    32.00%

     The SOX 404 requirement has been delayed to December 31, 2007. We expect no SOX 404 expenses in 2006 other than employee time commitment. The Chairman of the Board received increased Directors Fees in lieu of salary beginning in 2005. The addition of a new ATM at our Buckhorn branch was responsible for the two ATM related expense increases. The move from DOS based Fedline to Internet based Fedline for wire transfer was primarily responsible for the increased Federal Reserve Costs. The Consulting for the Overdraft Privilege Program is complete; accordingly, there will be no consulting expense after 2005.

     One standard to measure non-interest expense is to express non-interest expense as a percentage of average total assets. In 2005, this percentage was
2.64 percent compared to 2.45 percent in 2004.

     Loan delinquencies increased 17.86 percent from $1,753,000 in 2004 to $2,066,000 in 2005. The increase in these delinquencies was attributed to 30 - 89 day past dues, mainly in the real estate area. Our management has been diligent in its efforts to reduce these delinquencies and has increased monitoring and review of current loans to foresee future delinquency occurrences and react to them quickly. The Bank has also implemented a centralized credit analysis department to better analyze new loan requests. The provision for loan losses for 2005 decreased from $140,000 in 2004 to $90,000 in 2005, although the allowance for loan losses as a percentage of loans increased to 1.02 percent from .93 percent.

                               NET INTEREST INCOME

     Tax-equivalent net interest income for 2005 equaled $7,722,000 compared to $7,605,000 in 2004, an increase of 1.54 percent. The increase in the overall net interest margin from 3.54 percent in 2004 to 3.63 percent in 2005 is a result of interest rate changes in the loan and deposit areas. These rates were diligently watched and adjusted which contributed to the overall increased performance of the Bank. Income received on interest bearing deposits with other financial institutions increased from an average of 1.10 percent for 2004 to an average of
3.13 percent for 2005. This 203 basis point increase reflects the increased short term rates by year-end 2005. The cost of long-term debt averaged 5.99 percent for the year which will continue to have a negative impact on our net interest margin until rates would rise enough to allow us to pay off this debt. We will continue to use the following strategies to mitigate this period of pressure on our net interest margin: pricing of deposits will continue to be monitored to meet current market conditions, large deposits over $100,000 will continue to be priced conservatively; and in this low interest rate environment, the majority of new investments will be kept short term in anticipation of rising rates.

                       TAX-EQUIVALENT NET INTEREST INCOME
                             (Dollars in Thousands)

                                                   Years Ended December 31,
                                                 ---------------------------
                                                   2005      2004      2003
                                                 -------   -------   -------
Interest income                                  $11,442   $10,843   $11,221
Interest expense                                   4,131     3,669     4,366
                                                 -------   -------   -------
Net interest income                                7,311     7,174     6,855
                                                 -------   -------   -------
Tax-equivalent adjustment                            411       431       427
                                                 -------   -------   -------
Net interest income (fully taxable equivalent)   $ 7,722   $ 7,605   $ 7,282
                                                 =======   =======   =======

     The following Average Balance Sheet and Rate Analysis table presents the average assets, actual income or expense and the average yield on assets, liabilities and stockholders' equity for the years 2005, 2004 and 2003.

                     AVERAGE BALANCE SHEET AND RATE ANALYSIS
                         THREE YEARS ENDED DECEMBER 31,
                             (Dollars in thousands)

                                                      2005                           2004                           2003
                                         -----------------------------   ----------------------------   ----------------------------
                                          Average   Interest             Interest   Average             Interest   Average
                                          Balance   Inc./Exp   Average   Inc./Exp   Yd/Rate   Average   Inc./Exp   Yd/Rate   Average
                                            (1)        (2)     Balance      (1)       (2)     Yd/Rate      (1)       (2)     Yd/Rate
                                         --------   --------   -------   --------   -------   -------   --------   -------   -------
ASSETS:
Interest Bearing Deposits With Other
   Financial Institutions                $  1,694    $    53    3.13%    $  4,652   $    51     1.10%   $  4,865   $    48    0.99%
                                         --------    -------             --------   -------             --------   -------
Investment Securities:
   Taxable                                 46,859      1,588    3.39%      52,428     1,580     3.01%     44,833     1,314    2.93%
   State and Municipal Obligations (3)      8,084        363    6.80%       9,571       450     7.12%     13,046       609    6.96%
                                         --------    -------             --------   -------             --------   -------
Total Investment Securities              $ 54,943    $ 1,951    3.89%    $ 61,999   $ 2,030     3.63%   $ 57,879   $ 1,923    4.35%
                                         --------    -------             --------   -------             --------   -------
Federal Funds Sold                          5,809        190    3.27%       1,053        16     1.52%      3,911        43    1.10%
                                         --------    -------             --------   -------             --------   -------
Loans:
   Taxable                                140,388      8,812    6.28%    $139,086     8,360     6.01%    144,004     8,987    6.24%
   Tax Free (3)                             9,677        436    6.83%       8,262       386     7.08%      4,340       220    7.66%
                                         --------    -------             --------   -------             --------   -------
   Total Loans                           $150,065    $ 9,248    6.31%    $147,348   $ 8,746     6.27%   $148,344   $ 9,207    6.28%
                                         --------    -------             --------   -------             --------   -------
Total Interest-Earning Assets             212,511     11,442    5.58%    $215,052   $10,843    $5.24%   $214,999   $11,221    5.42%
                                         --------    -------    ----     --------   -------    -----    --------   -------
Reserve for Loan Losses                   ($1,470)                         (1,405)                        (1,390)
Cash and Due from Banks                     4,708                           4,912                          9,682
Other Assets                               14,332                          12,888                          7,628
                                         --------                        --------                       --------
Total Assets                             $230,081                        $231,447                       $230,919

LIABILITIES AND CAPITAL:
Total Interest-Bearing Deposits          $150,289      2,830    1.88%    $154,840   $ 2,684     1.73%   $156,645   $ 3,401    2.17%
U.S. Treasury Short-Term Borrowings           296          9    3.04%         296         3     1.01%        351         3    0.85%
Long-Term Borrowings                       11,317        678    5.99%      11,343       681     6.00%     11,341       679    5.99%
Repurchase Agreements                      20,640        614    2.97%      18,184       301     1.66%     16,767       283    1.69%
                                         --------    -------             --------   -------             --------   -------
Total Interest-Bearing Liabilities       $182,542    $ 4,131    2.26%    $184,663   $ 3,669     1.99%   $185,104   $ 4,366    2.36%
                                         --------    -------             --------   -------             --------   -------
Demand Deposits                          $ 17,523                          17,188                         15,977
Other Liabilities                           1,227                           1,460                          2,625
Stockholders' Equity                       28,789                          28,136                         27,213
                                         --------                        --------                       --------
Total Liabilities and Capital            $230,081                        $231,447                       $230,919
                                         ========                        ========                       ========
NET INTEREST INCOME/NET INTEREST
   MARGIN (4)                                        $ 7,311    3.44%               $ 7,174     3.34%              $ 6,855    3.19%
                                                     =======    ====                =======    =====               =======    ====
TAX-EQUIVALENT NET INTEREST INCOME/NET
   INTEREST MARGIN (5)                               $ 7,772    3.63%               $ 7,605     3.54%              $ 7,282    3.39%
                                                     =======    ====                =======    =====               =======    ====

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

(5) Interest and yield are presented on a tax-equivalent basis using 34 percent for 2005, 2004 & 2003.

                        COMPONENTS OF NET INTEREST INCOME

     To enhance the understanding of the effects of volumes (the average balance of earning assets and costing liabilities) and average interest rate fluctuations on the balance sheet as it pertains to net interest income, the table below reflects these changes for 2005 versus 2004, 2004 versus 2003, and 2003 versus 2002:

        TABLE OF NET INTEREST INCOME COMPONENTS ON A TAX-EQUIVALENT BASIS
                  For the twelve months ended December 31, 2005
                             (Dollars in thousands)

                                              2005 Versus 2004              2004 Versus 2003              2003 Versus 2002
                                        ---------------------------   ---------------------------   ---------------------------
                                            Increase (Decrease)           Increase (Decrease)           Increase (Decrease)
                                             Due to Changes In             Due to Changes In             Due to Changes In
                                        ---------------------------   ---------------------------   ---------------------------
                                        Average   Average             Average   Average             Average   Average
                                         Volume     Rate     Total     Volume     Rate     Total     Volume     Rate     Total
                                        -------   -------   -------   -------   -------   -------   -------   -------   -------
Interest Income:
Interest-Bearing Deposits with Other
   Financial Institutions                $ (33)    $ 94      $  61     $  (2)    $   5     $   3     $   7    $   (22)  $   (15)
Taxable Securities                        (168)     199         31       223        36       259       308       (649)     (341)
State and Municipal Obligations           (106)     (31)      (137)     (242)       21      (221)     (280)       (31)     (311)
Federal Funds Sold                          72       18         90       (95)      (71)     (166)       14         52        66
Taxable Loans                               78      376        454      (307)     (331)     (638)      (47)      (940)     (987)
Tax Free Loans                             100      (21)        79       300       (25)      275       120        (13)      107
                                         -----     ----      -----     -----     -----     -----     -----    -------   -------
Total Earning Assets                       (57)     635        578     $(123)    $(365)    $(488)    $ 122    $(1,603)  $(1,481)
                                         -----     ----      -----     -----     -----     -----     -----    -------   -------
Interest Expense:
Total Interest-Bearing Deposits            (79)     232        153     $ (39)    $(689)    $(728)    $ 239    $(1,491)  $(1,252)
U.S. Treasury - Short-Term Borrowings        0        6          6         0         1         1        (2)        (2)       (4)
Long-Term Borrowings                        (2)      (1)        (3)        0         1         1        (1)         0        (1)
Repurchase Agreements                       41      238        279        24        (5)       19        (9)       (40)      (49)
                                         -----     ----      -----     -----     -----     -----     -----    -------   -------
Total Interest-Bearing Deposits          $ (40)    $475      $ 435     $ (15)    $(692)    $(707)    $ 227    $(1,533)  $(1,306)
                                         -----     ----      -----     -----     -----     -----     -----    -------   -------
NET INTEREST INCOME                      $ (17)    $160      $ 143     $(108)    $ 327     $ 219     $(105)   $   (70)  $  (175)
                                         =====     ====      =====     =====     =====     =====     =====    =======   =======

                               FINANCIAL CONDITION

     Our consolidated assets at December 31, 2005 were $231.2 million which represented a decrease of $4.2 million or 1.78 percent over $235.4 million at December 31, 2004. The comparable increase for 2004 over 2003 was 1.07 percent or $2.5 million.

     Capital increased 1.75 percent from $28.5 million in 2004 to $29.0 million in 2005. The net adjustment reflected in stockholders' equity for the fair market value of securities was a negative $303,000 for 2005 compared to a positive $213,000 for 2004. Common stock and surplus decreased a net $270,000 resulting from purchase and retirement of stock in the amount of $506,000 and stock issued under our stock plans in the amount of $236,000.

     Total average assets decreased .56 percent from 2004 at $231.4 million to 2005 at $230.1 million. Average earning assets were $215.1 million in 2004 and $212.5 million in 2005.

     Loans increased 2.94 percent from $149.9 million at December 31, 2004 to $154.3 million at December 31, 2005.

     Non-interest bearing deposits decreased 2.67 percent to $18.2 million at December 31, 2005 from $18.7 million at December 31, 2004. Interest bearing deposits decreased 4.68 percent from $153.8 million in 2004 to $146.6 million in 2005.

     The loan-to-deposit ratio is a key measurement of liquidity. Our loan-to-deposit ratio increased during 2005 to 93.63 percent compared to 86.90 percent during 2004.

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

                                   INVESTMENTS
                             (Dollars in thousands)

                                                    2005      2004      2003
                                                  -------   -------   -------
Federal Agency Obligations                        $21,157   $18,135   $16,002
Mortgage-backed Securities                         22,564    32,021    33,338
Obligations of State and Political Subdivisions     7,782     8,930    10,773
Marketable Equity Securities                        1,265     1,378     1,341
Restricted Equity Securities                        1,151     1,370     1,321
                                                  -------   -------   -------
Total Investment Securities                       $53,919   $61,834   $62,775
                                                  =======   =======   =======

     All of our securities are available-for sale and are carried at estimated fair value. The following table sets forth the estimated maturity distribution of the investments, the weighted average yield for each type and ranges of maturity at December 31, 2005. Yields are presented on a tax-equivalent basis, are based upon carrying value and are weighted for the scheduled maturity. At December 31, 2005, our investment securities portfolio had an average maturity of approximately 3.79 years.


                                                              (Dollars in Thousands)
                               ------------------------------------------------------------------------------------
                                                   After One        After Five
                                                    Year But         Years But
                                   Within            Within           Within            After
                                  One Year         Five Years        Ten Years        Ten Years          Total
                               --------------   ---------------   --------------   --------------   ---------------
                               Amount   Yield    Amount   Yield   Amount   Yield   Amount   Yield    Amount   Yield
                               ------   -----   -------   -----   ------   -----   ------   -----   -------   -----
Federal Agency Obligations     $3,781   2.64%   $36,702   3.77%   $3,237   7.72%   $    0   0.00%   $43,720   4.00%
Obligations of State and
   Political Subdivisions           0   0.00%         0   0.00%    4,791   7.11%    2,992   6.04%     7,783   6.93%
Marketable Equity Securities        0   0.00%         0   0.00%        0   0.00%    1,265   3.15%     1,265   3.15%
Restricted Equity Securities        0   0.00%         0   0.00%        0   0.00%    1,151   3.38%     1,151   3.38%
                               ------           -------           ------           ------           -------
Total                          $3,781   2.64%   $36,702   3.77%   $8,028   7.65%   $5,408   4.91%   $53,919   4.20%
                               ======           =======           ======           ======           =======

     Available-for-sale securities are reported on the balance sheet at fair value. An adjustment to capital, net of deferred taxes, is the offset for this entry. The possibility of material price volatility in a changing interest rate environment is offset by the availability to us of restructuring the portfolio for gap positioning at any time through the securities classed as available-for-sale. The impact of the fair value accounting was an unrealized loss, net of tax, on December 31, 2005 of $303,000 compared to an unrealized gain, net of tax, on December 31, 2004 of $213,000.

     The mix of securities in the portfolio at December 31, 2005 was 81.1 percent Federal Agency Obligations, 14.4 percent Municipal Securities, and 4.5 percent Other. We do not engage in derivative investment products.

                                      LOANS

                                 LOAN PORTFOLIO
                                LOANS OUTSTANDING
                             (Dollars in thousands)

                                         2005       2004       2003       2002       2001
                                      ---------   --------   --------   --------   --------
Commercial                            $ 12,097    $ 12,182   $ 15,328   $ 15,033   $ 13,091
Tax-Exempt                               9,019      10,062      6,214      3,535      1,947
Real Estate - Construction               1,548         734      2,505      1,185      2,538
Real Estate                            127,170     122,104    118,129    123,746    115,716
Personal                                 4,348       4,738      5,410      7,902      9,962
                                      --------    --------   --------   --------   --------
Total Gross Loans                     $154,182    $149,820   $147,586   $151,401   $143,254
Add (Deduct) Unearned discount             (30)        (46)       (64)      (139)      (279)
Unamortized loan costs, net of fees        119         126        109         76         15
                                      --------    --------   --------   --------   --------
Loans, Net                            $154,271    $149,900   $147,631   $151,338   $142,990
                                      ========    ========   ========   ========   ========

     The loan portfolio increased 2.94 percent from $149.9 million in 2004 to $154.3 million in 2005. The percentage distribution in the loan portfolio was
83.48 percent in real estate loans at $128.8 million; 7.85 percent in commercial loans at $12.1 million; 2.82 percent in consumer loans at $4.3 million; and 5.85 percent in tax exempt loans at $9.0 million. Real estate loans were comprised of
6.35 percent with 7/3-year adjustable rates, .09 percent with 5/3-year adjustable rates, 5.78 percent with 5-year adjustable rates; 45.26 percent with 3-year adjustable rates; 11.99 percent with 1-year adjustable rates; and 8.08 percent with one-day to 3-month adjustable rates. Many adjustable rate loans have bi-weekly payments. The remaining 22.45 percent of real estate loans were fixed rates.

     The following table presents the percentage distribution of loans by category as of the date indicated:

                                     For the years ended December 31,
                           ----------------------------------------------------
                           2005 (%)   2004 (%)   2003 (%)   2002 (%)   2001 (%)
                           --------   --------   --------   --------   --------
Commercial                    7.85       8.13      10.38       9.93       9.14
Tax Exempt                    5.85       6.71       4.21       2.34       1.36
Real Estate-Construction      1.00        .49       1.70       0.78       1.77
Real Estate                  82.48      81.54      80.04      81.73      80.78
Personal                      2.82       3.13       3.67       5.22       6.95
                            ------     ------     ------     ------     ------
Total Loans                 100.00     100.00     100.00     100.00     100.00
                            ======     ======     ======     ======     ======

The following table shows the maturity or repricing of loans in specified categories of the Bank's loan portfolio at December 31, 2005, and the amount of such loans with predetermined fixed rates or with floating or adjustable rates. Expected payments are included in the table.

                                                       December 31, 2005
                                                    -----------------------
                                           In One    One Year    Five Years    After
                                            Year      Through      Through      Ten
Dollars in Thousands                      Or Less   Five Years    Ten Years    Years      Total
                                          -------   ----------   ----------   -------   --------
Commercial, Tax Exempt, Real Estate and
   Personal Loans                         $59,031     $62,482      $17,615    $13,595   $152,723
Real Estate-Construction Loans              1,548           0            0          0      1,548
                                          -------     -------      -------    -------   --------
Total                                     $60,579     $62,482      $17,615    $13,595   $154,271
                                          =======     =======      =======    =======   ========
Amount of Such Loans with:
   Predetermined Fixed Rates              $ 7,836     $ 7,230      $15,097    $13,595   $ 43,758
   Floating or Adjustable Rates            52,743      55,252        2,518          0    110,513
                                          -------     -------      -------    -------   --------
Total                                     $60,579     $62,482      $17,615    $13,595   $154,271
                                          =======     =======      =======    =======   ========

                           DEPOSITS AND BORROWED FUNDS

                    TABLE OF DISTRIBUTION OF AVERAGE DEPOSITS
                             (Dollars in thousands)

                                            December 31,
                                   ------------------------------
                                     2005       2004       2003
                                   --------   --------   --------
Demand deposits                    $ 46,307   $ 46,953   $ 43,106
Savings deposits                     37,539     37,881     37,146
Time deposits                        58,380     60,003     61,588
Time deposits, $100,000 and over     25,586     27,191     30,782
                                   --------   --------   --------
Total                              $167,812   $172,028   $172,622
                                   ========   ========   ========

          TABLE OF MATURITY DISTRIBUTION OF TIME DEPOSITS OVER $100,000
                             (Dollars in thousands)

                                           December 31,
                                   ---------------------------
                                     2005      2004      2003
                                   -------   -------   -------
Three months or less               $ 5,803   $ 6,695   $ 7,571
Over three months to six months      1,267     3,034     2,099
Over six months to twelve months     5,736     6,879     6,990
Over twelve months                  12,822     9,722    11,272
                                   -------   -------   -------
Total                              $25,628   $26,330   $27,932
                                   =======   =======   =======

     Total average deposits decreased by 2.4 percent from $172.0 million at year-end 2004 to $167.8 million at year-end 2005. Average savings deposits decreased to $37.5 million at year-end 2005 from $37.9 million at year-end 2004. Average time deposits decreased 3.67 percent from $87.2 million at year-end 2004 to $84.0 million at year-end 2005. Average non-interest bearing demand deposits increased to $17.5 million for 2005 from $17.2 million for 2004. Average interest bearing NOW accounts decreased 3.36 percent from $29.8 million for 2004 to $28.8 million for 2005. This change in deposit mix resulted in an overall positive impact to earnings, due to the decrease in Certificates of deposit over $100,000 and all other interest-bearing deposits.

     Short-term borrowings, securities sold under agreements to repurchase and day-to-day borrowings from the FHLB increased 12.84 percent from $21.8 million at year-end 2004 to $24.6 million at year-end 2005. Treasury Tax and Loan deposits held by us for the U.S. Treasury averaged $296,000 for 2005. One-day borrowings did not occur in 2005 and repurchase agreements increased from an average $18.2 million in 2004 to $20.6 million in 2005. Long-term borrowings, namely borrowings from the FHLB-Pgh, averaged $11.3 million for 2005.

                              NON-PERFORMING ASSETS
                         PAST DUE AND NON-ACCRUAL LOANS
                             (Dollars in thousands)

                 Real    Installment
    2005        Estate      Loans      Commercial    Total
    ----       -------   -----------   ----------   ------
Days 30-89      $1,152       $65          $ 12      $1,229
Days 90 Plus       128         2             0         130
Non-accrual        518         0           189         707
                ------       ---          ----      ------
Total           $1,798       $67          $201      $2,066
                ======       ===          ====      ======

                 Real    Installment
    2004        Estate      Loans      Commercial    Total
    ----       -------   -----------   ----------   ------
Days 30-89      $  421       $71          $  0      $  492
Days 90 Plus        20         0             0          20
Non-accrual        902         0           339       1,241
                ------       ---          ----       -----
Total           $1,343       $71          $339       1,753
                ======       ===          ====       =====

                 Real    Installment
    2003        Estate      Loans      Commercial    Total
    ----       -------   -----------   ----------   ------
Days 30-89      $  438       $66          $ 81      $  585
Days 90 Plus       345         0            24         369
Non-accrual      1,208         3           641       1,852
                ------       ---          ----      ------
Total           $1,991       $69          $746      $2,806
                ======       ===          ====      ======

     At year-end 2005, loans 30-89 days past due totaled $1,229,000 compared to $492,000 at year-end 2004. Past due loans 90 days plus totaled $130,000 at year-end 2005 compared to $20,000 at year-end 2004. Non-accrual loans at year-end 2005 totaled $707,000 compared to $1,241,000 at year-end 2004. Overall, past due and non-accrual loans increased 17.9 percent from $1,753,000 at year-end 2004 to $2,066,000 at year-end 2005. During this same period of time, the ratio of net charge offs during the period to average loans outstanding during the period was (.05) percent. (See Summary of Loan Loss Experience). We do not consider these percentages to be significant or material.

     Refer to the Loan section of footnote one to the Consolidated Financial Statements, Item 8.

The following table presents a summary of the Bank's loan loss experience as of the dates indicated:

                                                          For Years Ended December 31,
                                              ----------------------------------------------------
                                                2005       2004       2003       2002       2001
                                              --------   --------   --------   --------   --------
Loans Outstanding at End of Period            $154,271   $149,900   $147,631   $151,338   $142,990
                                              ========   ========   ========   ========   ========
Average Loans Outstanding during the
   Period                                     $150,065   $147,348   $148,344   $147,545   $139,219
                                              ========   ========   ========   ========   ========
Balance of Loan Losses:
Balance, Beginning of Period                  $  1,392   $  1,415   $  1,298   $  1,028   $  1,008
                                              --------   --------   --------   --------   --------
Loans Charged Off:
Commercial and Industrial                            0       (147)       (52)       (29)       (94)
Real Estate Mortgages                                0        (25)         0        (17)       (13)
Consumer                                           (54)       (31)       (76)       (54)       (82)
                                              --------   --------   --------   --------   --------
Total Loans Charged Off                            (54)      (203)      (128)      (100)      (189)
Recoveries:
Commercial and Industrial                           79          0         12         19         14
Real Estate Mortgages                                0          5          0          0          0
Credit Cards                                         0          0          0          0          3
Consumer                                            46         35         33         42         29
                                              --------   --------   --------   --------   --------
Total Recoveries                                   125         40         45         61         46
                                              --------   --------   --------   --------   --------
Net Loans Charged Off                               71       (163)       (83)       (39)      (143)
                                              --------   --------   --------   --------   --------
Provision for Loan Losses                           90        140        200        309        163
                                              --------   --------   --------   --------   --------
Balance, End of Period                        $  1,553   $  1,392   $  1,415   $  1,298   $  1,028
                                              ========   ========   ========   ========   ========
Ratio of net charge-offs during the year to
   average loans outstanding during year          (.05%)     0.11%      0.06%      0.03%      0.10%
                                              ========   ========   ========   ========   ========

     The following table presents an allocation of the Bank's allowance for loan losses for specific categories as of the dates indicated:

                               For Years Ended December 31,
                        ------------------------------------------
Dollars in Thousands     2005     2004     2003     2002     2001
                        ------   ------   ------   ------   ------
Commercial              $  208   $  349   $  493   $  406   $  372
Real Estate Mortgages      694      755      696      723      464
Consumer                    32       24       28       66       94
Unallocated                619      264      198      103       98
                        ------   ------   ------   ------   ------
Total                   $1,553   $1,392   $1,415   $1,298   $1,028
                        ======   ======   ======   ======   ======

     The following table presents a summary of the Bank's nonaccrual, restructured and past due loans as of the dates indicated:

                                                          For Years Ended December 31,
                                               --------------------------------------------------
Dollars in thousands                             2005      2004       2003       2002       2001
                                               -------   --------   --------   --------   -------
Nonaccrual, Restructured and Past Due Loans:
   Nonaccrual Loans                            $   707   $  1,241   $  1,336   $  2,112   $   729
   Restructured Loans on Accrual Status              0          0        516          0         0
   Accrual Loans Past Due 90 Days or More          130         20        369         50       969
                                               -------   --------   --------   --------   -------
Total Nonaccrual, Restructured and Past
   Due Loans                                   $   837   $  1,261   $  2,221   $  2,162   $ 1,698
                                               =======   ========   ========   ========   =======
Other Real Estate                              $     0   $      0   $     36   $     68   $     0
Interest Income That Would Have Been
   Recorded Under Original Terms               $87,105   $129,182   $142,873   $131,335   $37,712
Interest Income Recorded During the Period     $28,215   $ 86,834   $ 17,586   $ 67,873   $61,568

                 ALLOWANCE FOR LOAN LOSSES AND RELATED PROVISION
                             (Dollars in Thousands)

                                            Outstanding Balance at December 31,
                        ---------------------------------------------------------------------------
                                  2005                      2004                      2003
                        -----------------------   -----------------------   -----------------------
                                   % of Loans                % of Loans                % of Loans
                                   in Category               in Category               in Category
                        Amount   to Total Loans   Amount   to Total Loans   Amount   to Total Loans
                        ------   --------------   ------   --------------   ------   --------------
Commercial              $  208        13.7%       $  349        15.6%       $  493        13.1%
Real estate mortgages      694        83.5%          755        81.3%          696        81.7%
Consumer                    32         2.8%           24         3.1%           28         5.2%
Unallocated                619         N/A           264         N/A           198         N/A
                        ------       -----        ------       -----        ------       -----
                        $1,553       100.0%       $1,392       100.0%       $1,415       100.0%
                        ======       =====        ======       =====        ======       =====

     The allowance for loan losses was $1,553,000 at December 31, 2005, compared to $1,392,000 at December 31, 2004. This allowance equaled 1.02 percent and .93 percent of total loans, net of unearned income, at the end of 2005 and 2004, respectively. Allowance was considered adequate based on delinquency trends and actual loans written as it relates to the loan portfolio.

     The loan loss reserve was analyzed quarterly and reviewed by the Bank's Board of Directors. The assessment of the loan policies and procedures during 2005 revealed no anticipated loss on any loans considered "significant". No concentration or apparent deterioration in classes of loans or pledged collateral was evident, although slight concentrations existed in one to four family residential loans and in municipal loans. Monthly loan meetings with the Bank's Credit Administration Committee reviewed new loans, delinquent loans and loan exceptions to determine compliance with policies.

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

     As of December 31, 2005, the most recent notification from the Comptroller of the Currency, the Bank's primary federal regulator, categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the Table. There are no conditions or events since that notification that management believes have changed the institution's category.

     The Bank's actual capital amounts are ratios in the following table:

                                                                                To be Well
                                                                             Capitalized Under
                                                           For Capital       Prompt Corrective
                                        Actual          Adequacy Purposes    Action Provisions
                                  ------------------   ------------------   ------------------
                                   Amount   Ratio(%)    Amount   Ratio(%)    Amount   Ratio(%)
                                  -------   --------   -------   --------   -------   --------
As of December 31, 2005:
   Total Risk Based Capital
      (To risk-weighted assets)   $30,950    20.32%    $12,185     8.00%    $15,231    10.00%
   Tier I Capital
      (To risk-weighted assets)   $29,315    19.24%    $ 6,095     4.00%    $ 9,142     6.00%
   Tier I Capital
      (To average assets)         $37,347    12.74%    $11,726     4.00%    $14,657     5.00%

As of December 31, 2004:
   Total Risk Based Capital
      (To risk-weighted assets)   $30,027    20.31%    $11,827     8.00%    $14,784    10.00%
   Tier I Capital
      (To risk-weighted assets)   $28,488    19.27%    $ 5,913     4.00%    $ 8,870     6.00%
   Tier I Capital
      (To average assets)         $34,669    12.17%    $11,394     4.00%    $14,244     5.00%

          Our capital ratios are not materially different from those of the Bank.

     Dividend payouts are restricted by the Pennsylvania Business Corporation Law of 1988, as amended (the BCL). The BCL operates generally to preclude dividend payments if the effect thereof would render us unable to meet our obligations as they become due. As a practical matter, our payment of dividends is contingent upon our ability to obtain funding in the form of dividends from the Bank. Payment of dividends to us by the Bank is subject to the restrictions set forth in the National Bank Act. Generally, the National Bank Act would permit the Bank to declare dividends in 2006 to the Corporation of approximately $2,274,585 plus additional amounts equal to the net income earned in 2006 for the period January 1, 2006 through the date of declaration, less any dividends which may be paid in 2006.

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

                      STATEMENT OF INTEREST SENSITIVITY GAP
                             (Dollars in thousands)
                                December 31, 2005

                                                  > 90 Days
                                        90 Days      But       1 to 5    5 to 10     > 10
                                        Or Less   < 1 Year      Years     Years      Years      Total
                                       --------   ---------   --------   -------   --------   --------
Short-term investments                 $  6,239    $     0    $      0   $     0   $      0   $  6,239
Securities Available-for-Sale (1)         2,916     21,656      25,341     1,190      2,816     53,919
Loans (1)                                29,051     35,549      82,356     5,030      2,285    154,271
                                       --------    -------    --------   -------   --------   --------
   Rate Sensitive Assets                 38,206     57,205     107,697     6,220      5,101    214,429
                                       --------    -------    --------   -------   --------   --------
Deposits:
Interest-bearing demand deposits (2)   $  3,752    $ 3,463    $ 21,644   $     0   $      0   $ 28,859
Savings (2)                               4,520      4,172      26,076         0          0     34,768
Time                                     26,032     31,609      25,330         0          0     82,971
Borrowed funds                           22,991          0       1,609         0          0     24,600
Long-term debt                                3          9      11,183        38         78     11,311
Shareholder's Equity                          0          0           0         0     29,012     29,012
                                       --------    -------    --------   -------   --------   --------
   Rate Sensitive Liabilities            57,298     39,253      85,842        38     29,090    211,521
                                       --------    -------    --------   -------   --------   --------
Interest Sensitivity Gap                (19,092)    17,952      21,855     6,182    (23,989)     2,908
Cumulative Gap                         $(19,672)   $(1,140)   $ 20,715   $26,897   $  2,908   $      0

(1) Investments and loans are included at the earlier of repricing or maturity and adjusted for the effects of prepayments.

(2) Interest bearing demand and savings accounts are included based on historical experience and managements' judgment about the behavior of these deposits in changing interest rate environments.

     At December 31, 2005 our cumulative gap positions and the potential earnings change resulting from a 200 basis point change in rates were within the internal risk management guidelines.

     Upon reviewing the current interest sensitivity scenario at the one year interval, interest rates should not affect net income because the Bank's maturing and repricing assets and liabilities are near equally matched. At the one to five year interval an increasing interest rate environment would positively affect net income because more assets than liabilities will reprice.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CCFNB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2005 AND 2004

                                                                             2005           2004
                                                                         ------------   ------------
ASSETS
Cash and due from banks                                                  $  5,122,797   $  5,017,525
Interest-bearing deposits with other banks                                  1,110,241      1,820,989
Federal funds sold                                                          5,128,786      5,994,013
Investment securities available-for-sale                                   53,919,318     61,834,051
Loans, net of unearned income                                             154,271,362    149,899,701
Allowance for loan losses                                                   1,552,576      1,391,826
                                                                         ------------   ------------
      Net loans                                                           152,718,786    148,507,875
Premises and equipment, net                                                 4,836,739      4,518,625
Cash surrender value of bank-owned life insurance                           6,480,223      6,199,187
Accrued interest receivable                                                   959,339        816,281
Other assets                                                                  941,425        668,158
                                                                         ------------   ------------
      TOTAL ASSETS                                                       $231,217,654   $235,376,704
                                                                         ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY LIABILITIES
Deposits:
   Non-interest bearing                                                  $ 18,249,315   $ 18,687,440
   Interest bearing                                                       146,597,543    153,799,669
                                                                         ------------   ------------
      Total Deposits                                                      164,846,858    172,487,109
Short-term borrowings                                                      24,599,711     21,757,386
Long-term borrowings                                                       11,310,669     11,323,443
Accrued interest and other expenses                                         1,441,966      1,268,762
Other liabilities                                                               6,024         33,507
                                                                         ------------   ------------
      TOTAL LIABILITIES                                                   202,205,228    206,870,207
                                                                         ============   ============
STOCKHOLDERS' EQUITY
Common stock, par value $1.25 per share; authorized 5,000,000 shares;
   issued and outstanding 1,258,337 shares 2005, 1,267,718 shares 2004      1,572,921      1,584,648
Surplus                                                                     3,126,502      3,384,761
Retained earnings                                                          24,616,500     23,323,955
Accumulated other comprehensive income (loss)                                (303,497)       213,133
                                                                         ------------   ------------
      TOTAL STOCKHOLDERS' EQUITY                                           29,012,426     28,506,497
                                                                         ============   ============
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $231,217,654   $235,376,704
                                                                         ============   ============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

CCFNB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

                                                                2005          2004          2003
                                                            -----------   -----------   -----------
INTEREST INCOME
Interest and fees on loans                                  $ 9,249,147   $ 8,746,190   $ 9,206,892
Interest and dividends on investment securities:
   Taxable                                                    1,505,644     1,508,096     1,252,973
   Tax-exempt                                                   362,543       449,988       609,478
   Dividends                                                     81,812        71,944        60,934
Federal funds sold                                              189,773        15,662        42,562
Deposits in other banks                                          52,766        51,279        48,487
                                                            -----------   -----------   -----------
      TOTAL INTEREST INCOME                                  11,441,685    10,843,159    11,221,326
                                                            -----------   -----------   -----------
INTEREST EXPENSE
Deposits                                                      2,829,972     2,684,235     3,400,449
Short-term borrowings                                           623,321       303,883       286,216
Long-term borrowings                                            677,835       680,816       679,277
                                                            -----------   -----------   -----------
      TOTAL INTEREST EXPENSE                                  4,131,128     3,668,934     4,365,942
                                                            -----------   -----------   -----------
Net interest income                                           7,310,557     7,174,225     6,855,384
Provision for loan losses                                        90,000       140,000       200,000
                                                            -----------   -----------   -----------
      NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES     7,220,557     7,034,225     6,655,384
                                                            -----------   -----------   -----------
NON-INTEREST INCOME
Service charges and fees                                        828,430       710,866       572,124
Gain on sale of loans                                            40,046        35,959       190,382
Bank-owned life insurance income                                247,036       257,246       247,334
Trust department                                                156,753       165,017       147,436
Investment securities gains, net                                 33,947         3,537         8,369
Other                                                           407,128       357,673       342,177
                                                            -----------   -----------   -----------
      TOTAL NON-INTEREST INCOME                               1,713,340     1,530,298     1,507,822
                                                            -----------   -----------   -----------
NON-INTEREST EXPENSE
Salaries                                                      2,323,825     2,288,564     2,199,135
Pensions and other employee benefits                            790,878       772,833       746,350
Occupancy, net                                                  456,713       394,134       378,867
Equipment                                                       518,498       474,879       476,233
State shares tax                                                281,581       273,861       275,093
Professional services                                           225,905       228,302       223,658
Directors' fees                                                 189,833       147,152       140,511
Stationery and supplies                                         130,018       136,232       116,336
Other                                                         1,160,576     1,030,042       853,019
                                                            -----------   -----------   -----------
      TOTAL NON-INTEREST EXPENSE                              6,077,827     5,745,999     5,409,202
                                                            -----------   -----------   -----------
Income before income taxes                                    2,856,070     2,818,524     2,754,004
Income tax expense                                              630,512       601,111       591,107
                                                            -----------   -----------   -----------
      NET INCOME                                            $ 2,225,558   $ 2,217,413   $ 2,162,897
                                                            -----------   -----------   -----------
PER SHARE DATA
Net income                                                  $      1.76   $      1.74   $      1.69
Cash dividends                                                     0.74          0.70          0.66
Weighted average shares outstanding                           1,262,171     1,274,034     1,281,265

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

CCFNB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

                                                                                                 Other
                                           Common                Comprehensive    Retained   Comprehensive   Treasury
                                            Stock      Surplus       Income       Earnings   Income (loss)    Stock       Total
                                         ----------  ----------  -------------  -----------  -------------  ---------  -----------
BALANCE AT DECEMBER 31, 2002             $1,615,905  $4,008,665                 $20,678,631    $ 536,798    $      --  $26,839,999
Comprehensive income:
   Net income                                    --          --    $2,162,897     2,162,897           --           --    2,162,897
   Change in net unrealized gain on
      investment securities available
      -for-sale, net of
      reclassification adjustment and
      tax effects                                --          --      (161,103)           --     (161,103)          --     (161,103)
                                                                   ----------
   Total comprehensive income                                      $2,001,794
                                                                   ----------
Issuance of 7,709 shares of common
   stock under dividend reinvestment
   and stock purchase plans                   9,636     184,159                          --           --           --      193,795
Purchase of 23,988 shares of treasury
   stock                                         --          --                          --           --     (588,201)    (588,201)
Retirement of 23,988 shares of
   treasury stock                           (29,985)   (558,216)                         --           --      588,201           --
Cash dividends $.66 per share                    --          --                    (843,989)          --           --     (843,989)
                                         ----------  ----------                 -----------    ---------    ---------  -----------
BALANCE AT DECEMBER 31, 2003              1,595,556   3,634,608                  21,997,539      375,695           --   27,603,398
Comprehensive income:
   Net income                                    --          --    $2,217,413     2,217,413           --           --    2,217,413
   Change in net unrealized gain on
      investment securities available
      -for-sale, net of
      reclassification adjustment and
      tax effects                                --          --      (162,562)           --     (162,562)          --     (162,562)
                                                                   ----------
   Total comprehensive income                                      $2,054,851
                                                                   ----------
Issuance of 7,273 shares of common
   stock under dividend reinvestment
   and stock purchase plans                   9,092     197,153                          --           --           --      206,245
Purchase of 16,000 shares of treasury
   stock                                         --          --                          --           --     (467,000)    (467,000)
Retirement of 16,000 shares of
   treasury stock                           (20,000)   (447,000)                         --           --      467,000           --
Cash dividends $.70 per share                    --          --                    (890,997)          --           --     (890,997)
                                         ----------  ----------                 -----------    ---------    ---------  -----------
BALANCE AT DECEMBER 31, 2004              1,584,648   3,384,761                  23,323,955      213,133           --   28,506,497
Comprehensive income:
   Net income                                    --          --    $2,225,558     2,225,558           --           --    2,225,558
   Change in net unrealized gain on
      investment securities available-
      for-sale, net of reclassification
      adjustment and tax effects                 --          --      (516,630)           --     (516,630)          --     (516,630)
                                                                   ----------
   Total comprehensive income                                      $1,708,928
                                                                   ----------
Issuance of 8,619 shares of common
   stock under dividend reinvestment
   and stock purchase plans                  10,773     224,941                          --           --           --      235,714
Purchase of 18,000 shares of treasury
   stock                                         --          --                          --           --     (505,700)    (505,700)
Retirement of 18,000 shares of
   treasury stock                           (22,500)   (483,200)                         --           --      505,700           --
Cash dividends $.74 per share                    --          --                    (933,013)          --           --     (933,013)
                                         ----------  ----------                 -----------    ---------    ---------  -----------
BALANCE AT DECEMBER 31, 2005             $1,572,921  $3,126,502                 $24,616,500    $(303,497)   $      --  $29,012,426
                                         ----------  ----------                 -----------    ---------    ---------  -----------

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

CCFNB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

                                                                   2005          2004           2003
                                                               -----------   ------------   ------------
OPERATING ACTIVITIES
Net income                                                     $ 2,225,558   $  2,217,413   $  2,162,897
Adjustments to reconcile net income to net cash
   provided by operating activities:
      Provision for loan losses                                     90,000        140,000        200,000
      Depreciation and amortization                                414,214        374,664        379,733
      Premium amortization on investment securities                235,572        336,292        542,743
      Discount accretion on investment securities                  (11,666)       (24,230)       (27,925)
      Deferred income taxes (benefit)                              (79,970)        78,844        (57,242)
      (Gain) on sales of investment securities
         available-for-sale                                        (33,947)        (3,537)        (8,369)
      (Gain) on sale of mortgage loans                             (40,046)       (35,959)      (190,382)
      Proceeds from sale of mortgage loans                       1,747,367      1,895,310      9,156,607
      Originations of mortgage loans for resale                 (1,707,320)    (2,137,886)    (8,966,225)
      (Gain) loss on sales of other real estate owned                   --          3,180        (30,169)
      (Gain) from investment in insurance agency                   (11,366)       (17,248)        (4,865)
      (Increase) decrease in accrued interest receivable          (143,058)        (5,368)        83,322
      (Increase) decrease in other assets - net                     84,212        (95,298)       (17,677)
      Net (increase) in cash surrender value of bank
         owned life insurance                                     (281,036)      (291,247)      (281,334)
      Increase (decrease) in accrued interest and
         other expenses                                            173,204         81,794       (145,616)
      Increase (decrease) in other liabilities - net               (27,483)        20,889        (43,145)
                                                               -----------   ------------   ------------
         NET CASH PROVIDED BY OPERATING ACTIVITIES               2,634,235      2,537,613      2,752,353
                                                               -----------   ------------   ------------
INVESTING ACTIVITIES
Purchase of investment securities available-for-sale            (4,949,870)   (24,794,418)   (50,383,679)
Proceeds from sales, maturities and redemption of
   investment securities available-for-sale                     11,891,868     25,154,814     40,408,337
Proceeds from sales of other real estate owned                          --         32,516         98,069
Net (increase) decrease in loans                                (4,300,909)    (2,154,069)     3,589,038
Purchase of premises and equipment                                (732,328)      (610,832)      (247,505)
Purchase of bank owned life insurance policies                          --             --     (2,000,000)
                                                               -----------   ------------   ------------
         NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES     1,908,761     (2,371,989)    (8,535,740)
                                                               -----------   ------------   ------------
FINANCING ACTIVITIES
Net increase (decrease) in deposits                             (7,640,251)       701,468       (341,470)
Net increase in short-term borrowings                            2,842,325        767,167      3,715,967
Repayment of long-term borrowings                                  (12,774)       (12,034)       (11,338)
Acquisition of treasury stock                                     (505,700)      (467,000)      (588,201)
Proceeds from issuance of common stock                             235,714        206,245        193,795
Cash dividends paid                                               (933,013)      (890,997)      (843,989)
                                                               -----------   ------------   ------------
         NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES    (6,013,699)       304,849      2,124,764
                                                               -----------   ------------   ------------
         INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       (1,470,703)       470,473     (3,658,623)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                  12,832,527     12,362,054     16,020,677
                                                               -----------   ------------   ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                       $11,361,824   $ 12,832,527   $ 12,362,054
                                                               -----------   ------------   ------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
   Interest                                                    $ 4,084,220   $  3,698,805   $  4,535,604
   Income taxes                                                $   635,267   $    569,349   $    624,526

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

CCFNB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

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

NATURE OF OPERATIONS & LINES OF BUSINESS

     The Corporation provides full banking services, including trust services, through the Bank, to individuals and corporate customers. The Bank has seven offices covering an area of approximately 484 square miles in Northcentral Pennsylvania. The Corporation and its banking subsidiary are subject to the regulation of the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation and the Federal Reserve Bank of Philadelphia.

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

     Impaired Loans - A loan is considered impaired when, based on current information and events, it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the loan agreement. Under current accounting standards, the allowance for loan losses related to impaired loans is based on discounted cash flows using the loan's effective interest rate or the fair value of the collateral for certain collateral dependent loans. The recognition of interest income on impaired loans is the same as for non-accrual loans discussed above.

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

DERIVATIVES

     The Bank has outstanding loan commitments that relate to the origination of mortgage loans that will be held for resale. Pursuant to Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", SFAS No. 149, "Amendment of Statement 133 on Derivative and Hedging Activities" and the guidance contained in the Derivatives Implementation Group Statement 133 Implementation Issue No. C 13, the Bank has accounted for such loan commitments as derivative instruments. The effective date of the implementation guidance is the first day of the first fiscal quarter beginning after April 10, 2002. The outstanding loan commitments in this category did not give rise to any losses for the years December 31, 2005, 2004 and 2003, as the fair market value of each outstanding loan commitment exceeded the Bank's cost basis in each loan commitment.

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

MORTGAGE SERVICING RIGHTS

     The Corporation originates and sells real estate loans to investors in the secondary mortgage market. After the sale, the Corporation retains the right to service these loans. When originated mortgage loans are sold and servicing is retained, a servicing asset is capitalized based on relative fair value at the date of sale. Servicing assets are amortized as an offset to other fees in proportion to, and over the period of, estimated net servicing income. The unamortized cost is included in other assets in the accompanying consolidated balance sheets. The servicing rights are periodically evaluated for impairment based on their relative fair value.

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

INVESTMENT IN INSURANCE AGENCY

     On January 2, 2001, the Corporation acquired a 50% interest in a local insurance agency, a corporation organized under the laws of the Commonwealth of Pennsylvania. The income or loss from this investment is accounted for under the equity method of accounting. The carrying value of this investment as of December 31, 2005 and 2004 is $198,909 and $187,543, respectively, and is carried in other assets in the accompanying consolidated balance sheets.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In November 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP)115 - "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments". This FSP provides additional guidance on when an investment in a debt or equity security should be considered impaired and when that impairment should be considered other-than-temporary and recognized as a loss in the consolidated statement of income. Specifically, this guidance clarifies that an investor should recognize an impairment loss no later than when an impairment is deemed other-than-temporary, even if the decision to sell has not been made. The FSP also requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The Corporation has followed the guidance of this FSP in 2005.

     In May 2005, the FASB issued Statement of Financial Accounting Standards ("SFAS) No. 154 "Accounting Changes and Error Corrections" which modifies the accounting for and reporting of a change in an accounting principle. This statement applies to all voluntary changes in accounting principles and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement also requires retrospective application to prior period financial statements of changes in accounting principles, unless it is impractical to determine either the period-specific or cumulative effects of the accounting change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 is not expected to have a material impact on the Corporation's consolidated financial condition or results of operation.

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

     In addition, this statement amends SFAS No. 95 "Statement of Cash Flows" to require that excess tax benefits be reported as financing cash inflow rather than as a reduction of taxes paid. The Corporation will be required to adopt these statements as of January 1, 2006. SFAS 123R will require the Corporation to change its method of accounting for share-based awards to include estimated forfeitures in the initial estimate of compensation expense and to accelerate the recognition of compensation expense for retiree-eligible employees. The adoption of these standards is not expected to have a material effect on the Corporation's consolidated financial condition or results of operations.

ADVERTISING COSTS

     It is the Corporation's policy to expense advertising costs in the period in which they are incurred. Advertising expense for the years ended December 31, 2005, 2004 and 2003, was approximately $81,751, $86,328 and $75,434, respectively.

RECLASSIFICATIONS

     Certain amounts in the consolidated financial statements of the prior years have been reclassified to conform with presentations used in the 2005 consolidated financial statements. Such reclassifications had no effect on the Corporation's consolidated financial condition or net income.

2. RESTRICTED CASH BALANCES

     The Bank is required to maintain average reserve balances with the Federal Reserve Bank. The amount required at December 31, 2005 was $1,219,000 and was satisfied by vault cash. Additionally, as compensation for check clearing and other services, compensating balances are required to be maintained with the Federal Reserve Bank and other correspondent banks. At December 31, 2005, these balances were $741,000.

3. INVESTMENT SECURITIES AVAILABLE-FOR-SALE

     The amortized cost, related estimated fair value, and unrealized gains and losses for investment securities were as follows at December 31, 2005 and 2004:

                                                                   Gross        Gross      Estimated
                                                   Amortized    Unrealized   Unrealized       Fair
                                                      Cost         Gains       Losses        Value
                                                  -----------   ----------   ----------   -----------
DECEMBER 31, 2005:
Obligation of U.S. Government Corporations
   and Agencies:
      Mortgage-backed                             $22,935,558    $ 34,402     $406,156    $22,563,804
      Other                                        21,497,710       6,274      347,137     21,156,847
Obligations of state and political subdivisions     7,688,869     100,267        7,018      7,782,118
Marketable equity securities                        1,105,426     183,582       24,059      1,264,949
Restricted equity securities                        1,151,600          --           --      1,151,600
                                                  -----------    --------     --------    -----------
Total                                             $54,379,163    $324,525     $784,370    $53,919,318
                                                  ===========    ========     ========    ===========
DECEMBER 31, 2004:
Obligation of U.S. Government Corporations
   and Agencies:
      Mortgage-backed                             $32,119,791    $127,903     $226,683    $32,021,011
      Other                                        18,250,000      11,332      126,250     18,135,082
Obligations of state and political subdivisions     8,698,272     236,944        5,678      8,929,538
Marketable equity securities                        1,072,858     313,196        7,834      1,378,220
Restricted equity securities                        1,370,200          --           --      1,370,200
                                                  -----------    --------     --------    -----------
Total                                             $61,511,121    $689,375     $366,445    $61,834,051
                                                  ===========    ========     ========    ===========

     Securities available-for-sale with an aggregate fair value of $45,085,281 and $40,299,434 at December 31, 2005 and 2004, respectively, were pledged to secure public funds, trust funds, securities sold under agreements to repurchase and other balances of $31,266,889 and $28,168,191 at December 31, 2005 and 2004, respectively, as required by law.

     The amortized cost and estimated fair value of debt securities, by expected maturity, are shown below at December 31, 2005. Expected maturities will differ from contractual maturities, because some borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Other securities, marketable equity securities and restricted equity securities are not considered to have defined maturities and are included in the "Due after ten years" category:

                                                        Estimated    Weighted
                                          Amortized        Fair       Average
                                             Cost         Value       Yield
                                         -----------   -----------   --------
Due in one year or less                  $ 3,842,438   $ 3,781,290     2.64%
Due after one year through five years     37,343,120    36,701,839     3.77%
Due after five years through ten years     7,970,720     8,028,328     6.54%
Due after ten years                        5,222,885     5,407,861     4.91%
                                         -----------   -----------
Total                                    $54,379,163   $53,919,318     4.20%
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

     There were no aggregate investments with a single issuer (excluding the U.
S. Government and its Agencies) which exceeded ten percent of consolidated stockholders' equity at December 31, 2005. The quality rating of all obligations of state and political subdivisions were "A" or higher, as rated by Moody's or Standard and Poors. The only exceptions were local issues which were not rated, but were secured by the full faith and credit obligations of the communities that issued these securities. All of the state and political subdivision investments were actively traded in a liquid market.

     Proceeds from sales, maturities and redemptions of investments in debt and equity securities classified as available-for-sale during 2005, 2004 and 2003 were $11,749,781, $25,154,814 and $40,408,337, respectively. Gross gains realized on these sales were $33,947, $3,537 and $8,369, respectively. There were no gross losses on the 2005, 2004 and 2003 sales.

     In accordance with disclosures required by EITF No. 03-01, the summary below shows the gross unrealized losses and fair value, aggregated by investment category that individual securities have been in a continuous unrealized loss position for less than or more than 12 months as of December 31, 2005 and 2004:

                                                     Less than 12 months         12 months or more                Total
                                                  ------------------------   ------------------------   ------------------------
                                                                Unrealized                 Unrealized                 Unrealized
            Description of Security                Fair Value      Loss       Fair Value      Loss       Fair Value      Loss
            -----------------------               -----------   ----------   -----------   ----------   -----------   ----------
DECEMBER 31, 2005:
Obligations of U.S. Government
   Corporations and Agencies:
      Mortgage-backed                             $ 8,735,755    $103,233    $ 9,768,969    $302,923    $18,504,724    $406,156
      Other                                         4,456,955      40,755     15,443,618     306,382     19,900,573     347,137
Obligations of state and political subdivisions       669,727       7,018             --          --        669,727       7,018
Marketable Equity Securities                          398,001      10,442         30,573      13,617        428,574      24,059
                                                  -----------    --------    -----------    --------    -----------    --------
Total                                             $14,260,438    $161,448    $25,243,160    $622,922    $39,503,598    $784,370
                                                  ===========    ========    ===========    ========    ===========    ========
DECEMBER 31, 2004:
Obligations of U.S. Government
   Corporations and Agencies:
      Mortgage-backed                             $   678,939    $  5,678    $        --    $     --    $   678,939    $  5,678
      Other                                        16,763,135     157,165      3,412,092      69,518     20,175,227     226,683
Obligations of state and political subdivisions    15,623,750     126,250             --          --     15,623,750     126,250
Marketable Equity Securities                               --          --         90,630       7,834         90,630       7,834
                                                  -----------    --------    -----------    --------    -----------    --------
Total                                             $33,065,824    $289,093    $ 3,502,722    $ 77,352    $36,568,546    $366,445
                                                  ===========    ========    ===========    ========    ===========    ========

     The Corporation invests in various forms of agency debt including mortgage-backed securities and callable agency debt. The fair market value of these securities is influenced by market interest rates, prepayment speeds on mortgage securities, bid to offer spreads in the market place and credit premiums for various types of agency debt. These factors change continuously and therefore the market value of these securities may be higher or lower than the Corporation's carrying value at any measurement date.

     The Corporation's marketable equity securities represent common stock positions in various financial institutions. The fair market value of these equities tends to fluctuate with the overall equity markets as well as the trends specific to each institution.

     The Corporation has both the intent and ability to hold the securities contained in the previous table for a time necessary to recover the cost.

4.   LOANS

     Major classifications of loans at December 31, 2005 and 2004 consisted of:

                                             2005           2004
                                         ------------   ------------
Commercial                               $ 12,096,894   $ 12,181,900
Tax-exempt                                  9,018,852     10,061,809
Real estate - construction                  1,548,536        733,642
Real estate                               127,170,180    122,104,012
Personal                                    4,347,575      4,738,159
                                         ------------   ------------
Total gross loans                         154,182,037    149,819,522
Add (Deduct):  Unearned discount              (29,824)       (46,195)
   Unamortized loan costs, net of fees        119,149        126,374
                                         ------------   ------------
Loans, net of unearned income            $154,271,362   $149,899,701
                                         ============   ============

     Real estate loans held-for-sale in the amount of $0 at December 31, 2005 and $268,886 at December 31, 2004 are included in real estate loans above and are carried at the lower of cost or market.

     The aggregate amount of demand deposits that have been reclassified as loan balances at December 31, 2005 and 2004 are $35,080 and $55,338, respectively.

     Non-accrual loans at December 31, 2005, 2004 and 2003 were $706,800, $1,240,616 and $1,851,686, respectively. The gross interest that would have been recorded if these loans had been current in accordance with their original terms and the amounts actually recorded in income were as follows:

                                   2005      2004       2003
                                 -------  ---------   --------
Gross interest due under terms   $87,105   $129,182   $142,873
Amount included in income         28,215     86,834     17,586
                                 -------   --------   --------
Interest income not recognized   $58,890   $ 42,348   $125,287
                                 =======   ========   ========

     At December 31, 2005, 2004 and 2003 the recorded investment in loans that are considered to be impaired as defined by SFAS No. 114 was $574,485, $1,240,616 and $1,594,835, respectively. No additional charge to operations was required to provide for the impaired loans specifically allocated allowance of $127,535, $289,942 and $192,408, respectively at December 31, 2005, 2004 and
2003, since the total allowance for loan losses is estimated by management to be adequate to provide for the loan loss allowance required by SFAS No. 114 along with any other potential losses. The average recorded investment in impaired loans during the years ended December 31, 2005, 2004 and 2003 was approximately $902,384, $1,463,372 and $1,708,208, respectively.

     Loans past due 90 days or more and still accruing interest amounted to $130,044 at December 31, 2005 and $20,217 at December 31, 2004, as presented in accordance with AICPA Statement of Position 01-06, "Accounting by Certain Entities (Including Entities with Trade Receivables) that Lend to or Finance the Activities of Others," effective for fiscal years beginning after December 15, 2001.

     At December 31, 2005, there were no significant commitments to lend additional funds with respect to non-accrual and restructured loans.

     Changes in the allowance for loan losses for the years ended December 31, 2005, 2004 and 2003 were as follows:

                                     2005         2004         2003
                                  ----------   ----------   ----------
Balance, beginning of year        $1,391,826   $1,415,431   $1,298,406
Provision charged to operations       90,000      140,000      200,000
Loans charged-off                    (54,306)    (203,430)    (128,452)
Recoveries                           125,056       39,825       45,477
                                  ----------   ----------   ----------
Balance, end of year              $1,552,576   $1,391,826   $1,415,431
                                  ==========   ==========   ==========

5.   MORTGAGE SERVICING RIGHTS

     The Corporation commenced selling real estate mortgages during the last quarter of 2002. The mortgage loans sold serviced for others are not included in the accompanying Consolidated Balance Sheets. The unpaid principal balances of mortgage loans serviced for others were $9,794,711 and $9,788,738 at December 31, 2005 and 2004, respectively. The balances of amortized mortgage servicing rights included in other assets at December 31, 2005 and 2004 were $36,366 and $54,207, respectively. Valuation allowances were not provided since fair values were determined to exceed carrying values. Fair values were determined using a discount rate of 6% and average lives of 3 to 6 years depending on loan rate.

     The following summarizes mortgage servicing rights capitalized and amortized:

                              2005       2004
                            --------   --------
Balance, January 1          $ 54,207   $ 75,097
Servicing asset additions      5,760      7,600
Amortization                 (23,601)   (28,490)
                            --------   --------
Balance, December 31        $ 36,366   $ 54,207
                            ========   ========

     The Bank does not require custodial escrow accounts in connection with the foregoing loan servicing.

6.   PREMISES AND EQUIPMENT

     A summary of premises and equipment at December 31, 2005 and 2004 follows:

                                     2005         2004
                                  ----------   ----------
Land                              $  762,541   $  567,939
Buildings and improvements         4,928,312    4,574,420
Furniture and equipment            3,536,405    4,535,624
                                  ----------   ----------
                                   9,227,258    9,677,983
Less:  Accumulated depreciation    4,390,519    5,159,358
                                  ----------   ----------
                                  $4,836,739   $4,518,625
                                  ==========   ==========

     Depreciation amounted to $414,214, $374,664 and $379,733 in 2005, 2004 and
2003, respectively.

7.   DEPOSITS

     Major classifications of deposits at December 31, 2005 and 2004 consisted of:

                                    2005           2004
                                ------------   ------------
Demand - non-interest bearing   $ 18,249,315   $ 18,687,440
Demand - interest bearing         28,858,627     30,572,645
Savings                           34,767,792     37,825,629
Time $100,000 and over            25,627,611     26,329,758
Other time                        57,343,513     59,071,637
                                ------------   ------------
Balance, December 31            $164,846,858   $172,487,109
                                ============   ============

     The following is a schedule reflecting remaining maturities of time deposits of $100,000 and over at December 31, 2005:

2006                  $12,582,634
2007                    5,214,406
2008                    4,362,957
2009                    2,029,286
2010 and thereafter     1,438,328
                      -----------
Total                 $25,627,611
                      ===========

     Interest expense related to time deposits of $100,000 or more was $910,413 in 2005, $914,663 in 2004 and $1,208,973 in 2003.

8. SHORT-TERM BORROWINGS

     Securities sold under agreements to repurchase and Federal Home Loan Bank advances generally represented overnight or less than 30-day borrowings. U.S. Treasury tax and loan notes for collections made by the Bank were payable on demand. Short-term borrowings consisted of the following at December 31, 2005 and 2004:

                                                       2005                                            2004
                                  ----------------------------------------------  ----------------------------------------------
                                                 Weighted     Maximum                            Weighted     Maximum
                                     Ending      Average     Month End   Average     Ending      Average     Month End   Average
                                    Balance      Balance      Balance      Rate     Balance      Balance      Balance      Rate
                                  -----------  -----------  -----------  -------  -----------  -----------  -----------  -------
Securities sold under agreements
   to repurchase                  $24,052,474  $20,639,634  $24,052,474   2.97%   $21,175,411  $18,184,306  $21,175,411   1.66%
U.S. Treasury tax and loan notes      547,237      295,796      893,842   3.04%       581,975      296,214      597,329   1.01%
                                  -----------  -----------  -----------           -----------  -----------  -----------
Total                             $24,599,711  $20,935,430  $24,946,316   2.98%   $21,757,386  $18,480,520  $21,772,740   1.64%
                                  ===========  ===========  ===========           ===========  ===========  ===========

9. LONG-TERM BORROWINGS

     Long-term borrowings consist of advances due Federal Home Loan Bank. Under terms of a blanket agreement, the loans were secured by certain qualifying assets of the Bank which consisted principally of first mortgage loans and certain investment securities. The carrying value of these collateralized items was $11,310,669 at December 31, 2005. The Bank has lines of credit with Atlantic Central Bankers Bank and Federal Home Loan Bank in the aggregate amount of $25,000,000 at December 31, 2005. The unused portions of these lines of credit were $8,689,331 and $5,000,000, respectively at December 31, 2005. Long-term borrowings consisted of the following at December 31, 2005 and 2004:

                                                                                  2005          2004
                                                                              -----------   -----------
Loan dated November 28, 1997 in the original amount of $225,000 for a 10 year term requiring monthly payments of $1,627
   including interest at 6.12%, maturing in 2007
   with a final payment due of $146,690.
   Principal balances outstanding.                                            $   165,730   $   174,815
Loan dated February 18, 1998 in the original amount of $2,000,000 for a 10 year term with a 5 year put
   Interest only is payable monthly at 5.48% with a floating rate option, at the discretion of FHLB, at the end of 5 years.
   Principal balances oustanding.                                               2,000,000     2,000,000
Loan dated June 25, 1998 in the original amount of $72,000
   for a 30 year term requiring monthly payments of $425
   including interest at 5.856%.
   Principal balances outstanding.                                                 63,814        65,135
Loan dated February 23, 1999 in the original amount of $29,160 for a 20 year term requiring monthly payments of $179
   including interest at 5.50%.
   Principal balances outstanding.                                                 24,651        25,421
Loan dated August 20, 1999 in the original amount of $32,400 for a 20 year term requiring monthly payments of $199
   including interest at 5.50%.
   Principal balances outstanding.                                                 27,825        28,657
Loan dated January 27, 2000 in the original amount of $5,000,000 for a 10 year term with a 1 year conversion date,
   at the discretion of FHLB, and a 3 month conversion
   frequency thereafter. At December 31, 2005 the interest rate was 6.00%.
   Principal balances outstanding.                                              5,000,000     5,000,000
Loan dated August 16, 2000 in the original amount of $2,000,000 for a 10 year term with a 6 month conversion date,
   at the discretion of FHLB, and a 3 month conversion
   frequency thereafter. At December 31, 2005 the interest rate was 5.925%.
   Principal balances outstanding.                                              2,000,000     2,000,000
Loan dated September 20, 2000 in the original amount of $2,000,000 for a 10 year term with a 3 year conversion date,
   at the discretion of FHLB, and a 3 month conversion
   frequency thereafter. At December 31, 2005 the interest rate was 6.10%.
   Principal balances outstanding.                                              2,000,000     2,000,000
Loan dated December 13, 2000 in the original amount of $32,092 for a 20 year term requiring monthly payments of $197
   including interest at 5.50%.
   Principal balances outstanding.                                                 28,649        29,415
                                                                              -----------   -----------
Total                                                                         $11,310,669   $11,323,443
                                                                              ===========   ===========

     At December 31, 2005 the annual maturities of long-term debt were as follows: $13,559 in 2006, $160,202 in 2007, $2,004,366 in 2008, $4,619 in 2009,
$9,004,885 in 2010 and $123,038 thereafter.

10. COMPREHENSIVE INCOME

     The components of the change in other comprehensive income and related tax effects are as follows:

                                                                Years Ended December 31,
                                                           ---------------------------------
                                                              2005        2004        2003
                                                           ---------   ---------   ---------
Unrealized holding gains (losses) on available-for-sale
   investment securities                                   $(816,725)  $(275,155)  $(230,183)
Reclassification adjustment for gains realized in income      33,947       3,537       8,369
                                                           ---------   ---------   ---------
Change in unrealized gains (losses) before tax effect       (782,778)   (271,618)   (221,814)
Tax effect                                                   266,148     109,056      60,711
                                                           ---------   ---------   ---------
Net change in unrealized gains (losses)                    $(516,630)  $(162,562)  $(161,103)
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

     The Corporation offers employees a stock purchase plan. The maximum number of shares of the Common Stock to be issued under this plan shall be 20,000. In addition, the Corporation may choose to purchase shares on the open market to facilitate this plan. A participating employee may annually elect deductions of at least 1% of base pay, but not more than 10% of base pay, to cover purchases of shares under this plan. A participating employee shall be deemed to have been granted an option to purchase a number of shares of the Common Stock equal to the annual aggregate amount of payroll deductions elected by the employee divided by 90% of the fair market value of Common Stock on the first day of January in each year. Stock issued to participating employees under the plan for the most recent three year period were:

                                  Per Share
                           ----------------------
                           Employees'     Market
                 Number     Purchase      Value
               of Shares      Price     of Shares
               ---------   ----------   ---------
Date Issued:
2005              365        $24.52       $27.24
2004              469        $25.20       $28.00
2003              641        $21.22       $23.58

     The Corporation also offers to its stockholders a Dividend Reinvestment and Stock Purchase Plan. Under the plan, the Corporation registered with the Securities and Exchange Commission 500,000 shares of the Common Stock to be sold pursuant to the plan. The price per share for purchases under this plan is determined at each quarterly dividend payment date by the reported average mean between the bid and asked prices for the shares at the close of trading in the over-the-counter market on the trading day immediately preceding the quarterly dividend payment date. Participation in this plan by Shareholders began in June 1995. Shares issued under this plan for the most recent three year period were:

          Number      Total
        of Shares   Proceeds
        ---------   --------
Year:
2005      8,254     $226,765
2004      6,804     $194,425
2003      7,068     $180,193

12. INCOME TAXES

     The provision for income tax expense consisted of the following components:

                              2005       2004       2003
                            --------   --------   --------
Federal:
   Current                  $710,482   $522,267   $648,349
   Deferred (benefit)        (79,970)    79,146    (57,728)
                            --------   --------   --------
                             630,512    601,413    590,621
                            --------   --------   --------
State:
   Current                        --         --         --
   Deferred (benefit)             --       (302)       486
                            --------   --------   --------
                                  --       (302)       486
                            --------   --------   --------
Total Provision for Taxes   $630,512   $601,111   $591,107
                            ========   ========   ========

     A reconciliation of the actual provision for federal income tax expense and the amounts which would have been recorded based upon the statutory rate of 34% follows:

                                                2005                 2004                  2003
                                         ------------------   ------------------   -------------------
                                           Amount    % Rate     Amount    % Rate     Amount     % Rate
                                         ---------   ------   ---------   ------   ---------   ------
Provision at statutory rate              $ 971,064    34.0    $ 958,298    34.0    $ 936,361      34.0
Tax-exempt income                         (271,565)   (9.5)    (283,567)  (10.1)    (282,067)    (10.2)
Non-deductible expenses                     24,830     0.8       23,262     0.8       26,314       0.9
Bank-owned life insurance income - net     (83,992)   (2.9)     (87,464)   (3.1)     (84,094)     (3.1)
Other, net                                  (9,825)   (0.3)      (9,116)   (0.3)      (5,893)     (0.2)
                                         ---------    ----    ---------   -----    ---------   -------
Actual federal income tax and rate       $ 630,512    22.1    $ 601,413    21.3    $ 590,621      21.4
                                         =========    ====    =========   =====    =========   =======

     Income taxes applicable to realized security gains included in the provision for income taxes totaled $11,542 in 2005, $1,203 in 2004 and $2,845 in 2003.

     The net deferred tax asset recorded by the Corporation consisted of the following tax effects of temporary timing differences at December 31, 2005, 2004 and 2003:

                                                  2005        2004        2003
                                               ---------   ---------   ---------
Deferred tax assets:
   Allowance for loan losses                   $ 402,059   $ 371,459   $ 379,485
   Allowance for off balance sheet losses          3,230       3,230       1,530
   Deferred compensation and director's fees     256,279     227,019     201,611
   Non-accrual loan interest                      20,023      12,704      33,260
   Mortgage Servicing Rights                      12,640       9,559       3,463
   Unrealized investment securities losses       156,347          --          --
                                               ---------   ---------   ---------
Total                                            850,578     623,971     619,349
                                               =========   =========   =========
Deferred tax liabilities:
   Loan fees and costs                           (66,993)    (75,993)    (76,689)
   Accretion                                      (1,320)     (1,067)       (986)
   Depreciation                                 (333,096)   (337,924)   (259,504)
   Investment in insurance agency                (10,758)     (6,894)     (1,232)
   Unrealized investment securities gains             --    (109,795)   (218,852)
                                               ---------   ---------   ---------
Total                                           (412,167)   (531,673)   (557,263)
                                               ---------   ---------   ---------
Net deferred tax asset                         $ 438,411   $  92,298   $  62,086
                                               =========   =========   =========

     The above net deferred asset is included in other assets on the consolidated balance sheets. It is anticipated that all tax assets shown above will be realized, accordingly, no valuation allowance was provided.

     The Corporation and its subsidiary file a consolidated federal income tax return. The Parent Company is also required to file a separate state income tax return and has available state operating loss carryforwards totaling $716,595. The losses expire through 2025. The related deferred net state tax asset in the amount of $52,491 has been fully reserved and is not reflected in the net tax asset since management is of the opinion that such assets will not be realized in the foreseeable future.

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

     Matching contributions amounted to $66,207, $63,453 and $64,088 in 2005, 2004 and 2003, respectively. There were no discretionary contributions in 2005, 2004 and 2003.

DEFERRED COMPENSATION PLANS

DIRECTORS

     During 1990, the Bank entered into agreements with two directors to establish non-qualified deferred compensation plans for each of these directors. In 1994, additional plans were established for these two directors plus another director. These plans were limited to four-year terms. The Bank may, however, enter into subsequent similar plans with its directors. Each of the participating directors deferred the payment to himself of certain directors' fees to which he was entitled. Each director's future payment is based upon the cumulative amount of deferred fees together with interest currently accruing thereon at the rate of 8% per annum, subject to change by the Board of Directors. The total accrued liability as of December 31, 2005 and 2004 was $210,768 and $212,669, respectively, relating to these directors' deferred compensation agreements.

     During 2003, the directors were given the option of receiving or deferring their directors' fees under a non-qualified deferred compensation plan which allows the director to defer such fees until the year following the expiration of the directors' term. Payments are then made over specified terms under these arrangements up to a ten year period. Interest is to accrue on these deferred fees at a five year certificate of deposit rate, which was 4% in 2004. The certificate of deposit rate will reset in January 2008. Two directors have elected to participate in this program and the total accrued liability as of December 31, 2005 and 2004 was $73,422 and $41,753, respectively.

     Total directors fees, including amounts currently paid for the years ended December 31, 2005, 2004 and 2003 were $189,833, $147,152 and $140,511, respectively, and the total accrued liability under the directors deferred compensation plans as of December 31, 2005 and 2004 was $284,190 and $254,422, respectively.

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

     During 2002, the agreements with the two executive officers were modified. Under one agreement, the executive officer will receive $225,000 payable monthly over a 10 year period commencing in February 2003. Under another agreement, another executive officer will receive $175,000 payable monthly over a 10 year period commencing in April 2003. This second agreement also provides post-employment health care benefits to the executive officer until the attainment of age 65. As of December 31, 2005 and 2004, the net cash value of insurance policies was $370,986 and $344,936, respectively, and the total accrued liability, equal to the present value of these obligations, was $241,772 and $269,418, respectively, relating to these executive officers' and directors' deferred compensation agreements, and the accrued liability related to the post-employment health care benefit was $1,451 and $9,024 as of December 31, 2005 and 2004, respectively.

     In April 2003, the Bank entered into non-qualified deferred compensation agreements with three executive officers to provide supplemental retirement benefits commencing with the executive's retirement and ending 15 years thereafter. The deferred compensation expense related to these agreements for the years ended December 31, 2005 and 2004 was $91,507 and $79,710, respectively, and the total accrued liability as of December 31, 2005 and 2004 was $226,348 and $134,841, respectively.

     Total deferred compensation expense for current and retired executive officers for the years ended December 31, 2005, 2004 and 2003 was $105,004, $95,697 and $73,714, respectively, and the total accrued liability under the executive officers' deferred compensation plans as of December 31, 2005 and 2004 was $469,571 and $413,283, respectively.

14. LEASE COMMITMENTS AND CONTINGENCIES

     The Corporation's banking subsidiary entered into an operating lease on October 23, 2004 for the rental of a branch banking facility. The initial lease is for a term of five years, with two options available to renew for an additional term of five years each. Rent expense for this facility was $28,000 for the year ended December 31, 2005. Minimum rental payments required under this lease are: 2006 - $28,000, 2007 - $28,000, 2008 - $28,000, 2009 - $22,957.

     At December 31, 2005 the Bank was leasing some minor office equipment under operating leases.

     Rental expense under operating leases for the years ended December 31, 2005, 2004 and 2003 was $817, $1,304 and $2,778, respectively.

     The Corporation's banking subsidiary entered into an operating lease on July 2, 2005 for the use of a 2005 GMC Yukon. The lease term is 36 months. Lease expense for the year ended December 31, 2005 was $4,879. Minimum rental payments required are as follows: 2006 - $7,175, 2007 - $7,175, and 2008 - $2,989.

     A branch banking facility was acquired in 2005. It is expected to commence operation in the latter half of 2006. In connection with this new facility it is estimated that expenditures in 2006 will amount to approximately $535,000 to make the facility operational.

     In the normal course of business, there were various pending legal actions and proceedings which were not reflected in the consolidated financial statements. In the opinion of management, the consolidated financial statements have not and will not be affected materially by the outcome of such actions and proceedings.

15. RELATED PARTY TRANSACTIONS

     Certain directors and executive officers of the Corporation and the Bank, as well as companies in which they are principal owners (i.e., at least 10% ownership), were indebted to the Bank at December 31, 2005 and 2004. These loans were made on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated parties. These loans did not present more than the normal risk of collectibility nor present other unfavorable features.

     A summary of the activity on the related party loans, comprised of five directors, seven executive officers and their related companies, consisted of the following:

                                 2005          2004
                             -----------   -----------
Balance, beginning of year   $ 1,538,734   $ 1,688,979
Additions                        963,193       889,909
Repayments                    (1,256,081)   (1,040,154)
                             -----------   -----------
Balance, end of year         $ 1,245,846   $ 1,538,734
                             ===========   ===========

     The above loans represent funds drawn and outstanding at the date of the accompanying consolidated financial statement. Commitments by the Bank to related parties on loan commitments and standby letters of credit for 2005 and 2004 presented an off-balance sheet risk to the extent of undisbursed funds in the amount of $640,564 and $441,353, respectively.

     Deposits from certain officers and directors and/or their affiliated companies held by the Bank amounted to $857,447 and $955,028 at December 31, 2005 and 2004, respectively.

16. REGULATORY MATTERS

     Dividends are paid by the Corporation to shareholders from its assets which are mainly provided by dividends from the Bank. However, national banking laws place certain restrictions on the amount of cash dividends allowed to be paid by the Bank to the Corporation. Generally, the limitation provides that dividend payments may not exceed the Bank's current year's retained income plus retained net income for the preceding two years. Accordingly, in 2006, without prior regulatory approval, the Bank may declare dividends to the Corporation in the amount of $2,274,585 plus additional amounts equal to the net income earned in 2006 for the period January 1, 2006, through the date of declaration, less any dividends which may have already been paid in 2006. Regulations also limit the amount of loans and advances from the Bank to the Corporation to 10% of consolidated net assets.

     The Corporation is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Corporation's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation must meet specific capital guidelines that involve quantitative measures of the Corporation's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Corporation's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Management believes, as of December 31, 2005 and 2004, that the Corporation and the Bank met all capital adequacy requirements to which they are subject.

     Quantitative measures established by regulation to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier I Capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I Capital (as defined) to average assets (as defined).

     As of December 31, 2005, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

     The Bank's actual capital amounts (in thousands) and ratios are presented in the following table:

                                                                            To Be Well
                                                                        Capitalized Under
                                                       For Capital      Prompt Corrective
                                        Actual      Adequacy Purposes   Action Provisions
                                  ---------------   -----------------   -----------------
                                   Amount   Ratio     Amount   Ratio      Amount   Ratio
                                  -------   -----    -------   -----     -------   -----
As of December 31, 2005:
   Total Risk-Based Capital
      (To risk-weighted assets)   $30,950   20.32%   $12,185   8.00%     $15,231   10.00%
   Tier I Capital
      (To risk-weighted assets)   $29,315   19.24%   $ 6,095   4.00%     $ 9,142    6.00%
   Tier I Capital
      (To average assets)         $37,347   12.74%   $11,726   4.00%     $14,657    5.00%
As of December 31, 2004:
   Total Risk-Based Capital
      (To risk-weighted assets)   $30,027   20.31%   $11,827   8.00%     $14,784   10.00%
   Tier I Capital
      (To risk-weighted assets)   $28,488   19.27%   $ 5,913   4.00%     $ 8,870    6.00%
   Tier I Capital
      (To average assets)         $34,669   12.17%   $11,394   4.00%     $14,244    5.00%

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

     The Corporation may require collateral or other security to support financial instruments with off-balance sheet credit risk. The contract or notional amounts at December 31, 2005 and 2004 were as follows:

                                                                          2005          2004
                                                                      -----------   -----------
Financial instruments whose contract amounts represent credit risk:
   Commitments to extend credit                                       $20,417,688   $15,866,324
   Financial standby letters of credit                                  1,497,865     1,741,568
   Performance standby letters of credit                                  570,307       846,260
   Dealer floor plans                                                   1,042,843       852,161

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

     Standby letters of credit and commercial letters of credit are conditional commitments issued by the Corporation to guarantee payment to a third party when a customer either fails to repay an obligation or fails to perform some non-financial obligation. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Corporation holds collateral supporting those commitments for which collateral is deemed necessary. The extent of collateral held for those commitments at December 31, 2005 varied from 0 percent to 100 percent; the average amount collateralized was 88.6 percent.

     The Corporation's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and letters of credit is represented by the contractual notional amount of those instruments. The Corporation uses the same credit policies in making commitments and conditional obligations, as it does for on-balance sheet instruments.

     The Corporation granted commercial, consumer and residential loans to customers primarily within Pennsylvania. Of the total loan portfolio 83.48% was for real estate loans, principally residential. It was the opinion of management that the high concentration did not pose an adverse credit risk. Further, it was management's opinion that the remainder of the loan portfolio was balanced and diversified to the extent necessary to avoid any significant concentration of credit.

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

     DEPOSITS

          Under SFAS No. 107, the fair value of deposits with no stated maturity, such as Demand Deposits, Savings Accounts, and Money Market Accounts, was equal to the amount payable on demand at December 31, 2005 and 2004.

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

     At December 31, 2005 and 2004, the carrying values and estimated fair values of financial instruments are presented in the table below:

                                                               2005                          2004
                                                    ---------------------------   ---------------------------
                                                      Carrying       Estimated      Carrying       Estimated
                                                       Amount       Fair Value       Amount       Fair Value
                                                    ------------   ------------   ------------   ------------
Financial Assets:
   Cash and short-term investments                  $ 11,361,824   $ 11,361,824   $ 12,832,527   $ 12,832,527
   Investment securities                              53,919,318     53,919,318     61,834,051     61,834,051

Loans:
   Commercial                                         12,096,895     12,045,774     12,181,900     12,169,946
   Tax-exempt                                          9,018,852      8,909,839     10,061,809      9,853,309
   Real estate - construction                          1,548,536      1,555,311        733,642        731,745
   Real estate                                       127,170,179    127,027,330    122,104,012    122,368,121
   Personal                                            4,347,575      4,497,305      4,738,159      4,944,444
                                                    ------------   ------------   ------------   ------------
   Gross loans                                       154,182,037    154,035,559    149,819,522    150,067,565
   Add (Deduct): Unearned discount                       (29,824)            --        (46,195)            --
   Unamortized loan fees, net of costs                   119,149             --        126,374             --
                                                    ------------   ------------   ------------   ------------
   Loans, net of unearned income                     154,271,362    154,035,559    149,899,701    150,067,565
   Allowance for losses                                1,552,576             --      1,391,826             --
                                                    ------------   ------------   ------------   ------------
      Net loans                                     $152,718,786   $154,035,559   $148,507,875   $150,067,565
                                                    ============   ============   ============   ============

Cash surrender value of bank owned life insurance   $  6,480,223   $  6,480,223   $  6,199,187   $  6,199,187

Financial Liabilities:
   Deposits:
      Demand - non-interest bearing                 $ 18,249,315   $ 18,249,315   $ 18,687,440   $ 18,687,440
      Demand - interest bearing                       28,858,627     28,858,627     30,572,645     30,572,645
      Savings                                         34,767,792     34,767,792     37,825,629     37,825,629
      Time - $100,000 and over                        25,627,611     25,399,928     26,329,758     26,587,624
      Other time                                      57,343,513     56,869,479     59,071,637     59,601,171
                                                    ------------   ------------   ------------   ------------
         Total Deposits                             $164,846,858   $164,145,141   $172,487,109   $173,274,509
                                                    ============   ============   ============   ============

Short-Term Borrowings                               $ 24,599,711   $ 24,599,711   $ 21,757,386   $ 21,757,386
Long-Term Borrowings                                  11,310,669     12,074,820     11,323,443     12,709,260

Off-Balance Sheet Assets (Liabilities):
      Commitments to extend credit                                 $ 20,417,688                  $ 15,866,324
      Standby letters of credit                                       1,497,865                     1,741,568
      Performance standby letters of credit                             570,307                       846,260
      Dealer floor plans                                              1,042,843                       852,161

19. PARENT COMPANY FINANCIAL INFORMATION

     Condensed financial information for CCFNB Bancorp, Inc. (Parent Company only) was as follows:

                                                          December 31,
                                                   -------------------------
BALANCE SHEETS                                         2005          2004
--------------                                     -----------   -----------
Assets
   Cash                                            $   155,207   $   178,134
   Investment in subsidiary                         27,437,827    26,850,446
   Investment in other equity securities             1,264,946     1,378,220
   Prepayments and other assets                        198,909       245,276
   Receivable from subsidiary                           38,014            --
                                                   -----------   -----------
      Total Assets                                 $29,094,903   $28,652,076
                                                   ===========   ===========

Liabilities and Stockholders' Equity
   Accrued expenses and other liabilities          $    82,477   $   110,717
   Payable to subsidiary                                    --        34,862
                                                   -----------   -----------
      Total Liabilities                                 82,477       145,579
                                                   -----------   -----------
Stockholders' Equity
   Common stock                                      1,572,921     1,584,648
   Surplus                                           3,126,502     3,384,761
   Retained earnings                                24,616,500    23,323,955
   Accumulated other comprehensive income (loss)      (303,497)      213,133
                                                   -----------   -----------
      Total Stockholders' Equity                    29,012,426    28,506,497
                                                   -----------   -----------
      Total Liabilities and Stockholders' Equity   $29,094,903   $28,652,076
                                                   ===========   ===========

                                                                                Years Ended December 31,
                                                                          ------------------------------------
STATEMENTS OF INCOME                                                         2005         2004           2003
--------------------                                                      -----------   -----------   ----------
Income
   Dividends from subsidiary bank                                         $ 1,223,000   $   967,703   $ 2,312,406
   Dividends - other                                                           40,660        37,256        23,432
   Securities gains                                                            33,947            --         2,804
   Other                                                                           --           174            --
   Interest                                                                     1,416         2,661         2,597
                                                                          -----------   -----------   -----------
         Total Income                                                       1,299,023     1,007,794     2,341,239
Operating expenses                                                            109,927        97,013        80,396
                                                                          -----------   -----------   -----------
         Income Before Taxes and Equity in Undistributed
         Net Income of Subsidiary                                           1,189,096       910,781     2,260,843
Applicable income tax (benefit)                                               (17,340)      (22,555)      (21,133)
                                                                          -----------   -----------   -----------
         Income Before Equity in Undistributed Net Income of Subsidiary
            and Equity in Income from Insurance Agency                      1,206,436       933,336     2,281,976
Equity in (excess of) undistributed income of subsidiary                    1,007,756     1,266,829      (123,944)
Income from investment in insurance agency                                     11,366        17,248         4,865
                                                                          -----------   -----------   -----------
         Net Income                                                       $ 2,225,558   $ 2,217,413   $ 2,162,897
                                                                          ===========   ===========   ===========
STATEMENTS OF CASH FLOWS
Operating Activities:
   Net income                                                             $ 2,225,558   $ 2,217,413   $ 2,162,897
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Deferred income taxes                                                     3,864         5,665         1,975
      Securities gains                                                        (33,947)           --        (2,804)

      Distributions in excess of (equity in undistributed)
         net income of subsidiary                                          (1,007,756)   (1,266,829)      123,944
      (Income) from investment in an insurance agency                         (11,366)      (17,248)       (4,865)
      (Increase) decrease in prepayments and other assets                      57,733       (47,082)       23,823
      (Increase) decrease in receivable from subsidiary                       (38,014)       35,181       (35,181)
      Increase (decrease) in payable to subsidiary                            (34,862)       34,862       (20,084)
      Increase (decrease) in income taxes and accrued expenses payable         17,482            --       (47,963)
                                                                          -----------   -----------   -----------
             Net Cash Provided By Operating Activities                      1,178,692       961,962     2,201,742
                                                                          -----------   -----------   -----------
Investing Activities:
   Purchase of equity securities                                             (140,707)           --      (783,217)
   Proceeds from sale of equity securities                                    142,087            --        34,691
                                                                          -----------   -----------   -----------
         Net Cash Provided By (Used In) Investing Activities                    1,380            --      (748,526)
                                                                          -----------   -----------   -----------
Financing Activities:
   Acquisition of treasury stock                                             (505,700)     (467,000)     (588,201)
   Proceeds from issuance of common stock                                     235,714       206,245       193,795
   Cash dividends                                                            (933,013)     (890,997)     (843,989)
                                                                          -----------   -----------   -----------
         Net Cash (Used In) Financing Activities                           (1,202,999)   (1,151,752)   (1,238,395)
                                                                          -----------   -----------   -----------
         Increase (Decrease) in Cash and Cash Equivalents                     (22,927)     (189,790)      214,821
Cash and Cash Equivalents at Beginning of Year                                178,134       367,924       153,103
                                                                          -----------   -----------   -----------
             Cash and Cash Equivalents at End of Year                     $   155,207   $   178,134   $   367,924
                                                                          ===========   ===========   ===========

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of CCFNB Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of CCFNB Bancorp, Inc. and Subsidiary as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CCFNB Bancorp, Inc. and Subsidiary as of December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

                          (J. H. WILLIAMS & CO., LLP)

J. H. Williams & Co., LLP
Kingston, Pennsylvania
January 13, 2006

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF OUR DISCLOSURE CONTROLS AND INTERNAL CONTROLS. We evaluated the effectiveness of the design and operation of our "disclosure controls and procedures" (Disclosure Controls), and our "internal controls and procedures for financial reporting" (Internal Controls). This evaluation (the Controls Evaluation) was done under the supervision and with the participation of management, including our Chief Executive Officer (CEO) and Chief Financial Officer (Treasurer). Rules adopted by the SEC require that, in this section of this report, we present the conclusions of the CEO and the Treasurer about the effectiveness of our Disclosure Controls and Internal Controls as of December 31, 2005.

CEO AND CFO CERTIFICATIONS. Appearing at Exhibits 31.1, 31.2, 32.1 and 32.2 of this report are two separate forms of "Certifications" for the CEO and the Treasurer. This section of this report which you are currently reading is the information concerning the Controls Evaluation referred to in the Section 302 Certification and this information should be read in conjunction with the
Section 302 Certification for a more complete understanding of the topics presented.

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

SCOPE OF THE CONTROLS EVALUATION. The CEO and Treasurer evaluation of our Disclosure Controls and Internal Controls included a review of such controls' objectives and design, such control's implementation by us and the Bank and the effect of these controls on the information generated for use in this report. In the course of the Controls Evaluation, we sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation will be done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in our Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K. Our Internal Controls are also evaluated on an ongoing basis by our outside internal auditors, by other personnel in the Bank and by our external independent auditors in connection with their audit and review activities. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and Internal Controls and to make modifications as necessary. Our intent in this regard is that the Disclosure Controls and Internal Controls will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant.

Among other matters, we sought in our evaluation to determine whether there were any "significant deficiencies" or "material weaknesses" in our and the Bank's Internal Controls, or whether we had identified any acts of fraud involving personnel who have a significant role in our and the Bank's Internal Controls. This information was important both for the Controls Evaluation generally and because items 5 and 6 in the Section 302 Certifications of the CEO and Treasurer require that the CEO and Treasurer disclose that information to our Board's Audit Committee and to our independent auditors and to report on related matters in this section of our Annual Report. In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions". These are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. A "material weakness" is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. In addition, we sought to deal with other controls matters in the Controls Evaluation, and in each case if a problem was identified, we considered what revision, improvement or correction to make in accord with our on-going procedures.

In accord with Commission requirements, the CEO and Treasurer note that, as of December 31, 2005, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

CONCLUSIONS. Based upon the Controls Evaluation, our CEO and Treasurer have concluded that, as of December 31, 2005, subject to the limitations noted above, our Disclosure Controls are effective to ensure that material information relating to CCFNB Bancorp, Inc. and its consolidated subsidiaries is made known to management, including the CEO and Treasurer, particularly during the period when our Exchange Act periodic reports are being prepared, and that our Internal Controls are effective as of December 31, 2005, to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

The Corporation has nine directors who are divided into three classes: three directors are in Class 1; three directors are in Class 2; and three directors are in Class 3. Each director holds office for a three-year term. The terms of the classes are staggered, so that the term of office of one class expires each year.

At this meeting, the stockholders elect three Class 3 directors. Unless you withhold authority to vote for one or more of the nominees, the persons named as proxies intend to vote for the election of the three nominees for Class 3 director. All of the nominees are recommended by the Board of Directors:

                                        Edward L. Campbell
                                        Frank D. Gehrig
                                        Elwood R. Harding, Jr.

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

CLASS 1 DIRECTORS WHOSE TERM EXPIRES IN 2008

     ROBERT M. BREWINGTON, JR., 55

     Director since 1996. Owner of Sutliff Motors and Brewington Transportation and a part owner of J&B Rentals (sales and service of cars and trucks; school bus contractor). Mr. Brewington is the brother of Sally Tucker, the bank's Marketing Director.

     WILLARD H. KILE, JR., D.M.D., 51

     Director since 2000. Partner of Kile & Robinson LLC (dentists); Partner of Kile & Kile Real Estate. Mr. Kile is a first cousin to Lance O. Diehl, our President and Chief Executive Officer.

     CHARLES E. LONG, 70

     Director since 1993. Retired. Former President of Long Supply Co., Inc. (a wholesaler and retailer of hardware and masonry products).

CLASS 2 DIRECTORS WHOSE TERM EXPIRES IN 2007

     LANCE O. DIEHL, 40

     Director since 2003. President and Chief Executive Officer of the Corporation and the bank. Former Executive Vice President of Branch Operations and Marketing of the bank. Mr. Diehl is a first cousin to Mr. Kile, a director.

     WILLIAM F. HESS, 72

     Director since 1983. Former Chairman of the Corporation and the bank. Dairy farmer.

     PAUL E. REICHART, 68

     Director since 1983. Chairman and former Vice Chairman of the Corporation and the bank. Former President and Chief Executive Officer of the Corporation and the bank.

CLASS 3 DIRECTORS WHOSE TERM EXPIRES IN 2006 AND NOMINEES FOR CLASS 3 DIRECTORS WHOSE TERM WILL EXPIRE IN 2009

     EDWARD L. CAMPBELL, 67

     Director since 1985. Secretary of the Corporation and the bank. President of ELC Enterprises, Inc. and a partnerpartnerpartner of Heritage Acres, Christmas tree sales.

     FRANK D. GEHRIG, 60

     Director since 2004. Partner in Accounting Firm of Brewer, Gehrig & Johnson, Certified Public Accountants.

     ELWOOD R. HARDING, JR., 59

     Director since 1984. Vice Chairman of the Corporation and the Bank. Attorney at law and President of Premier Real Estate Settlement Services, Inc. (title insurance).

PRINCIPAL OFFICERS

Our principal officers are appointed by the Board of Directors and serve at the will of the Board of Directors, subject to certain change in control agreements discussed later in this report. The following information is presented for those persons who were principal officers at December 31, 2005:

        NAME & POSITION                 HELD SINCE   EMPLOYEE SINCE   AGE
        ---------------                 ----------   --------------   ---
Paul E. Reichart,                                       Employee
Chairman                                   2004        1960 - 2004     68

Edward L. Campbell,,
Secretary                                  2004             *          67

Elwood R. Harding, Jr.,
Vice Chairman                              2004             *          59

Lance O. Diehl,
President and Chief Executive Officer      2004           1995         40

Virginia D. Kocher
Treasurer and Assistant Secretary          1991           1972         58

*    Not an employee of the Company and the Bank.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

Executive officers and directors and "beneficial owners" of more than ten percent of the Common Stock must file initial reports of ownership and reports of changes in ownership with the SEC pursuant to Section 16(a) of the Securities Exchange Act of 1934.

We have reviewed the reports and written representations from the executive officers and directors. The Corporation believes that all filing requirements were met during 2005.

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

ITEM 11. EXECUTIVE COMPENSATION

This section of the report contains a table that shows the amounts of compensation earned by our executive officers whose salary and bonus exceeded $100,000 for 2005. The bank makes all payments to the applicable executive officers. This section also contains the performance graph comparing our performance relative to a peer group and the report of our compensation committee on executive compensation explaining compensation philosophy for our most highly paid officers.

                           SUMMARY COMPENSATION TABLE

                                               ANNUAL COMPENSATION(1)
                                       --------------------------------------
                              FISCAL                            OTHER ANNUAL       ALL OTHER
NAME AND PRINCIPAL POSITION    YEAR    SALARY($)   BONUS($)   COMPENSATION($)   COMPENSATION($)
---------------------------   ------   ---------   --------   ---------------   ---------------
LANCE O. DIEHL                 2005     120,000    3,870(2)      16,422(3)          22,379(4)
PRESIDENT AND CHIEF            2004     110,000    3,517(5)      15,391(6)          20,477(7)
EXECUTIVE OFFICER              2003     100,000    1,883(8)      13,048(9)          15,474(10)

EDWIN A. WENNER                2005     104,000    3,325(2)      4,293(11)          51,418(12)
EXECUTIVE VICE PRESIDENT       2004      95,000    2,975(5)      3,919(13)          47,873(14)
AND CHIEF OPERATING OFFICER    2003      85,000    1,843(8)      3,474(15)          36,767(16)

(1) From January 1, 2003 through December 31, 2005, we did not pay any long-term compensation in the form of stock options, stock appreciation rights, restricted stock or any other long-term compensation, nor did we enter into any long-term incentive plan payments. Accordingly, no such information is presented in the summary compensation table set forth above. No such arrangements are currently in effect.

(2)  Represents a cash bonus representing 3 1/2% of 2004 base salary.

(3) Includes $11,400 as the payment of directors' fees and $5,022 representing the year 2005, 100% up to 3% and 50% up to the next 2% matching contribution to Mr. Diehl's 401K plan.

(4) Includes $19,405 as a payment for a deferred compensation plan; $949 representing car expense; $258 representing cell phone expense; $826 representing cafeteria plan benefits, $266 as annual term insurance premium payments on the life of Mr.

     Diehl, $600 representing 1/3 partial corporate membership in the Berwick Golf Club and $75 representing Years of Service Award for ten years of employment at CCFNB.

(5)  Represents a cash bonus representing 3 1/2% of 2003 base salary.

(6) Includes $10,800 as the payment of directors' fees and $4,591 representing the year 2004, 100% up to 3% and 50% up to the next 2% matching contribution to Mr. Diehl's 401K plan.

(7) Includes $16,047 as a payment for a deferred compensation plan; $678 representing car expense; $403 representing cell phone expense; $758 representing cafeteria plan benefits, $2,356 representing a Berwick Golf Club membership and $235 as annual term insurance premium payments on the life of Mr. Diehl.

(8)  Represents a cash bonus representing 2 1/2% of 2002 base salary.

(9) Includes $8,925 as the payment of directors' fees and $4,123 representing the year 2003, 100% up to 3% and 50% up to the next 2% matching contribution to Mr. Diehl's 401K plan.

(10) Includes $11,099 as a payment for a deferred compensation plan; $711 representing car expense; $420 representing cell phone expense; $661 representing cafeteria plan benefits, $2,356 representing a Berwick Golf Club membership and $227 as annual term insurance premium payments on the life of Mr. Diehl.

(11) Represents the year 2005, 100% up to 3% and 50% up to the next 2% matching contribution to Mr. Wenner's 401K plan.

(12) Includes $40,578 as a payment for a deferred compensation plan; $259 representing cell phone expense; $7,511 representing cafeteria plan benefits, $600 representing 1/3 partial corporate membership in the Berwick Golf Club and $2,470 as annual term insurance premium payments on the life of Mr. Wenner.

(13) Represents the year 2004, 100% up to 3% and 50% up to the next 2% matching contribution to Mr. Wenner's 401K plan.

(14) Includes $35,174 as a payment for a deferred compensation plan; $408 representing cell phone expense; $8,008 representing cafeteria plan benefits, $2,356 representing a Berwick Golf Club membership and $1,927 as annual term insurance premium payments on the life of Mr. Wenner.

(15) Represents the year 2003, 100% up to 3% and 50% up to the next 2% matching contribution to Mr. Wenner's 401K plan.

(16) Includes $24,328 as a payment for a deferred compensation plan; $420 representing cell phone expense, $8,410 representing cafeteria plan benefits, $2,356 representing a Berwick Golf Club membership and $1,253 as annual term insurance premium payments on the life of Mr. Wenner.

                               COMMITTEE REPORT ON
                             EXECUTIVE COMPENSATION
                    (HOW WE DETERMINE EXECUTIVE COMPENSATION)

COMPOSITION OF COMMITTEE

All of our independent directors deem executive compensation to be very important to the overall development and performance of the company, so they decided to sit as our committee on executive compensation. Mr. Diehl, the President and Chief Executive Officer, and Mr. Reichart, the Chairman, do not participate in discussions and decisions concerning their performance and compensation. All of our other directors meet the independence standards contained in Rule 4200(a)(15) of the listing rules for The NASDAQ Stock Market.

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

Type Of Compensation

We utilize annual compensation which includes salary, bonus and contributions to our 401K profit sharing plan. We award bonuses based upon our and the specific executive's performance as a whole and may award bonuses based on the specific executive's performance.

We do not have a long-term compensation program based upon the award of stock options and restricted stock or other long-term incentive awards. However, we do have long-term compensation agreements. See the discussion of these agreements elsewhere in this 10K. We may consider the award of stock options in the future.

Factors Considered In Determining Compensation

Our committee on executive compensation wants the compensation of an executive to be competitive with other commercial banking institutions doing business in similar markets. Each year, our compensation committee on executive compensation and the bank's Human Resources Committee reviews a report from an outside consultant that delineates compensation at peer group banking companies; discusses such report as well as the performance and compatibility to the position with each executive; and takes into consideration recommendations by such executives supervisory officers or by members of the Board of Directors for the senior most executives. The total executive compensation for Mr. Diehl places his compensation below the average of the lowest percentile and for Mr. Wenner above the average of the median percentile, of bank executives in peer group companies based upon the report of the consultant. Mr. Reichart's compensation is based upon his lifelong experience in the banking industry as well as a survey of the compensation afforded to chairmen of local banking organizations in our Market Area. All of these factors are taken into consideration in the determination of the compensation of the executives as a group and of the officers individually.

Annual Compensation

Annual compensation for our senior executives includes salary, any bonus and contribution to his 401K profit sharing plan. This is similar to the compensation programs for most of our peer group banking companies.

Chief Executive Officer Compensation

Mr. Diehl received total compensation of $162,671 in the year 2005. Please refer to the Summary Compensation Table for more details.

We established the following 2006 compensation package for Mr. Diehl: Annual salary to be paid is $135,000 and we expect the other payment and benefits described in the Summary Compensation Table to remain comparable in 2006 as in 2005. The Deferred Compensation amount is expected to increase approximately $731 in 2006.

Chief Operating Officer Compensation

Mr. Wenner received total compensation of $163,036 in the year 2005. Please refer to the Summary Compensation Table for more details.

We established the following 2006 compensation package for Mr. Wenner: Annual salary to be paid is $115,000, and we expect the other payment and benefits described in the Summary Compensation Table to remain comparable in 2006 as in 2005. The Deferred Compensation amount is expected to increase approximately $2,400 in 2006.

Other Factors That Influenced Compensation

Our Compensation Committee considered that Mr. Diehl has worked for the bank for a total of 12 years and has 18 years experience in the financial services industry. Mr. Diehl is a magna cum laude graduate of Bloomsburg University, receiving a Bachelor of Science in Business Administration; holds a Masters in Business Administration from Lehigh University; and is a graduate of the Stonier Graduate School of Banking.

Mr. Wenner has been employed at CCFNB since May 1974. During this time, he has held duties as Teller, Technology Director, Internal Auditor, Loan Officer, Community Office Manager, Credit Administrator, Vice President, Senior Vice President and his present position of Executive Vice President and Chief Operating Officer. In his present capacity, Mr. Wenner has direct supervision over areas which include accounting, data deposit operations, information technology, human resources, training, compliance, security, credit administration and branch administration.

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

During 2002, these agreements with the two executive officers, Paul E. Reichart and J. Jan Girton, were modified. Mr. Reichart will receive monthly payments of $1,875 for 120 consecutive months commencing in February 2003, and Mr. Girton will receive monthly payments of $1,458.33 for 120 consecutive months commencing in April 2003. Mr. Girton's agreement will also provide post employment health care benefits to him until the attainment of age 65. As of December 31, 2005 and 2004, the net cash values of insurance policies were $370,986 and $344,936, respectively. The total accrued liability, equal to the present value of these obligations, was $241,772 and $269,418, respectively. The accrued liability related to the post employment health care benefit was $1,451 and $9,024 as of December 31, 2005 and 2004, respectively. Mr. Reichart is the former President and Chief Executive Officer of the bank and currently the Chairman of the Board. Mr. Girton served in the capacity of Chief Operating Officer and Executive Vice President and retired in 2003.

In April 2003, the bank entered into non-qualified deferred compensation agreements with three additional officers, Lance O. Diehl, Edwin A. Wenner and Jacob S. Trump, to provide supplemental retirement benefits commencing with these executive's retirement and ending 15 years thereafter. The deferred compensation expense related to these agreements for the year ended December 31, 2005 was $91,507 and the total accrued liability as of December 31, 2005 and December 31, 2004 was $226,348 and $134,841, respectively. Mr. Diehl is currently the President and Chief Executive Officer. Mr. Wenner is currently the Executive Vice President and Chief Operating Officer. Mr. Trump is currently the Senior Vice President of Financial Planning.

FIVE-YEAR PERFORMANCE GRAPH

The following graph and table compare the cumulative total stockholder return on our Common Stock during the five-year period ending on December 31, 2005, with the cumulative total return on the SNL Securities Corporate Performance Index
(1) for 35 publicly-traded banks with under $250 million in total assets in the United States of America, and the cumulative total return for all United States stocks traded on the NASDAQ Stock Market. The comparison assumes the value of the investment in our Common Stock and each index was $100 on December 31, 2000, and assumes further the reinvestment of dividends into the applicable securities. The stockholder return shown on the graph and table below is not necessarily indicative of future performance.

                           CCFNB BANCORP, INCORPORATED

                            TOTAL RETURN PERFORMANCE

                              (PERFORMANCE GRAPH)

                                                       PERIOD ENDING
                              ---------------------------------------------------------------
INDEX                         12/31/00   12/31/01   12/31/02   12/31/03   12/31/04   12/31/05
-----                         --------   --------   --------   --------   --------   --------
CCFNB Bancorp, Incorporated    100.00     143.65     153.34     185.01     182.77     197.44
NASDAQ Composite               100.00      79.18      54.44      82.09      89.59      91.54
SNL <$250M Bank Index          100.00     124.68     153.22     231.70     286.49     298.88

SOURCE : SNL FINANCIAL LC, CHARLOTTESVILLE, VA                    (434) 977-1600
Notes:

A. The lines represent monthly index levels derived from compounded daily returns that include all dividends.

B. The indexes are reweighted daily, using the market capitalization on the previous trading day.

C. If the monthly interval, based on the fiscal year-end, is not a trading day, the preceding day is used.

D.   The index level for all series was set to $100 on 12/31/00.

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

STOCK OWNED BY DIRECTORS, NOMINEES FOR DIRECTOR AND THE PRINCIPAL FINANCIAL OFFICER

This table indicates the number of shares of Common Stock owned by the executive officers and directors as of February 28, 2006. The aggregate number of shares owned by all directors and executive officers is 4.97 percent. Unless otherwise noted, each individual has sole voting and investment power for the shares indicated below.

           NAME OF INDIVIDUAL                AMOUNT AND NATURE OF
          OF IDENTITY OF GROUP             BENEFICIAL OWNERSHIP(1)   PERCENT OF CLASS
          --------------------             -----------------------   ----------------
Robert M. Brewington, Jr                           9,047.414                --
Edward L. Campbell                                 7,528.643                --
Lance O. Diehl                                     1,716.306                --
Frank D. Gehrig                                    2,248.480
Elwood R. Harding, Jr                             15,677.002              1.25%
William F. Hess                                    4,904.889                --
Willard H. Kile, Jr                                5,272.668                --
Virginia D. Kocher                                   391.000                --
Charles E. Long                                    6,700.386                --
Paul E. Reichart                                   8,880.000                --
All Officers and Directors as a group
   (9 directors, 3 nominees, 5 officers,
   10 persons in total)                           62,366.788              4.97%

(1) Includes shares held (a) directly, (b) jointly with a spouse, (c) individually by spouse, (d) by the transfer agent in the Corporation's dividend reinvestment account, (e) in the 401(k) plan, and (f) in various trusts.

VOTING STOCK OWNED BY "BENEFICIAL OWNER"

There are no persons or entities known by the Corporation to own beneficially more than five percent of the Common Stock as of December 31, 2005.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We encourage our directors and executive officers to have banking and financial transactions with the Bank. All of these transactions are made on comparable terms and with similar interest rates as those prevailing for other customers.

The total consolidated loans made by the Bank at December 31, 2005, to its directors and officers as a group, members of their immediate families and companies in which they have a 10 percent or more ownership interest was $4,689,662 or approximately 16.16 percent of our total consolidated capital accounts. The largest amount for all of these loans in 2005 was $4,751,699 or approximately 16.38 percent of our total consolidated capital accounts. These loans did not involve more than the normal risk of collectibility nor did they present other unfavorable features.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

J. H. Williams & Co., LLP, billed the Corporation $67,000, in 2005, for services rendered for the audit of the Corporation's annual financial statements for the year ended December 31, 2005 and the reviews of the financial statements included in the Corporation's reports on SEC Form 10-Q for the quarters ended March 31, June 30 and September 30, 2005.

AUDIT RELATED FEES

J. H. Williams & Co., LLP, billed the Corporation $10,250, in 2005, for the performance of agreed upon procedures with respect to the trust department ($6,300) and the retail sales of non-deposit investment products of the bank ($3,950).

TAX FEES

J. H. Williams & Co., LLP, billed the Corporation $5,800, in 2005, for tax compliance, tax advice and tax planning.

ALL OTHER FEES

J. H. Williams & Co., LLP billed the Corporation $0, in 2005, for other services rendered.

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

     3. The exhibits required by Item 601 of Regulation S-K are included under
Item 15(b) of this report.

(b)  Exhibits required by Item 601 of Regulation S-K:

Exhibit Number Referred to
Item 601 of Regulation SK    Description of Exhibit
--------------------------   ----------------------
            2                None.

           3.1               Amended and Restated Articles of Incorporation
                             (Incorporated by reference to Exhibit 3.1 to Registrant's Current Report on Form 8-K, dated May
                             9, 2005, filed with the Commission on May 10,
                             2005).

           3.2               Amended Bylaws (Incorporated by reference to
                             Exhibit 3.2 to Registrants Current Report on Form
                             8-K, dated November 9, 2005, filed with the Commission on November 10, 2005.

            4                None.

            9                None.

           10.1              Executive Employment Agreement of Lance O. Diehl
                             (Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K, dated
                             December 14, 2004, filed with the Commission on December 15, 2004).

           10.2              Executive Employment Agreement of Edwin A. Wenner
                             (Incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K, dated
                             December 14, 2004, filed with the Commission on December 15, 2004).

           10.3              Form of Deferred Director Fees Agreement and Eight
                             Conformed Signature Pages (Incorporated by reference to Exhibit 10.3 to Registrant's Current
                             Report on Form 8-K, dated December 14, 2004, filed with the Commission on December 15, 2004).

           10.4 Supplemental Executive Retirement Plan Agreement and Amendment for Lance O. Diehl (Incorporated by reference to Exhibit 10.4 to Registrant's Current
                             Report on Form 8-K, dated December 14, 2004, filed with the Commission on December 15, 2004).

           10.5 Supplemental Executive Retirement Plan Agreement and Amendment for Edwin A. Wenner (Incorporated by reference to Exhibit 10.5 to Registrant's Current
                             Report on Form 8-K, dated December 14, 2004, filed with the Commission on December 15, 2004).

           10.6 Supplemental Executive Retirement Plan Agreement for Jacob S. Trump (Incorporated by reference to Exhibit 10.6 to Registrant's Current Report on Form
                             8-K, dated December 14, 2004, filed with the Commission on December 15, 2004).

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

           99.1              Charter of the Audit Committee as of February 9,
                             2006

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CCFNB BANCORP, INC.
     (Bancorp)



By: /s/ Lance O. Diehl                  Date: March 9, 2006
    ---------------------------------
    Lance O. Diehl
    President and Chief
    Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By: /s/ Edward L. Campbell              Date: March 9, 2006
    ---------------------------------
    Edward L. Campbell
    Director and Secretary


By: /s/ Robert M. Brewington, Jr.       Date: March 9, 2006
    ---------------------------------
    Robert M. Brewington, Jr.
    Director


By: /s/ Frank D. Gehrig                 Date: March 9, 2006
    ---------------------------------
    Frank D. Gehrig
    Director


By: /s/ Lance O. Diehl                  Date: March 9, 2006
    ---------------------------------
    Lance O. Diehl
    President, Chief Executive
    Officer and Director


By: /s/ Elwood R. Harding, Jr.          Date: March  9, 2006
    ---------------------------------
    Elwood R. Harding, Jr.
    Director and Vice Chairman of
    the Board


By: /s/ William F. Hess                 Date: March 9, 2006
    ---------------------------------
    William F. Hess
    Director



By: /s/ Willard H. Kile, Jr.            Date: March 9, 2006
    ---------------------------------
    Willard H. Kile, Jr.
    Director


By: /s/ Charles E. Long                 Date: March 9, 2006
    ---------------------------------
    Charles E. Long
    Director


By: /s/ Paul E. Reichart                Date: March 9, 2006
    ---------------------------------
    Paul E. Reichart
    Director, Chairman of the Board


By: /s/ Virginia D. Kocher              Date: March 9, 2006
    ---------------------------------
    Virginia D. Kocher
    Treasurer and Assistant Secretary
    (Principal Financial and
    Accounting Officer)

                                INDEX TO EXHIBITS

Item Number   Description                                                   Page
-----------   -----------                                                   ----
     14       Code of Ethics.............................................    66
     21       List of Subsidiaries of the Company........................    71
     23       Consent of Independent Certified Public Accountants........    72
    31.1      CEO certification pursuant to Section 302 of the Sarbanes
                 -Oxley Act of 2002......................................    73
    31.2      Principal Financial Officer certification pursuant to
                 Section 302 of the Sarbanes-Oxley Act of 2002...........    74
    32.1      CEO certification pursuant to 18 U.S.C. Section 1350, as
                 adopted pursuant to Section 906 of the Sarbanes-Oxley
                 Act of 2002.............................................    75
    32.2      Principal Financial Officer certification pursuant to 18
                 U.S.C. Section 1350, as adopted pursuant to Section 906
                 ofthe Sarbanes-Oxley Act of 2002........................    76
    99.1      Charter of Audit Committee.................................    77