Form 10-Q
period 2006-03-31
CCFNB BANCORP INC
filed 2006-05-11
CIK 731122

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 1,252,566 shares of $1.25
(par) common stock were outstanding as of April 28, 2006.

CCFNB BANCORP, INC. AND SUBSIDIARY
TABLE OF CONTENTS
MARCH 31, 2006

                                                                           Page
                                                                         -------
PART 1  - FINANCIAL INFORMATION:
        - Consolidated Balance Sheets                                       2
        - Consolidated Statements of Income                                 3
        - Consolidated Statements of Cash Flows                             4
        - Notes to Consolidated Financial Statements                      5 - 14
        - Report of Independent Registered Public Accounting Firm           15
        - Management's Discussion and Analysis of Consolidated
          Financial Condition and Results of Operations                  16 - 23
        - Controls and Procedures                                           24

PART II - OTHER INFORMATION                                                 25

SIGNATURES                                                               26 - 29

CCFNB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

                                                               Unaudited
                                                                 March     December
                                                                31, 2006   31, 2005
                                                               ---------   --------
ASSETS

Cash and due from banks                                        $  4,582    $  5,123
Interest-bearing deposits with other banks                          225       1,110
Federal funds sold                                                6,486       5,129
Investment securities available-for-sale                         52,370      53,919
Loans, net of unearned income                                   154,381     154,271
Allowance for loan losses                                         1,399       1,552
                                                               --------    --------
   Net loans                                                    152,982     152,719
Premises and equipment, net                                       4,750       4,837
Cash surrender value of bank-owned life insurance                 6,553       6,480
Accrued interest receivable                                         900         959
Other assets                                                      1,127         942
                                                               --------    --------
      TOTAL ASSETS                                             $229,975    $231,218
                                                               ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits:
   Non-interest bearing                                        $ 18,022    $ 18,249
   Interest bearing                                             148,949     146,598
                                                               --------    --------
      Total Deposits                                            166,971     164,847
Short-term borrowings                                            20,546      24,600
Long-term borrowings                                             11,307      11,310
Accrued interest and other expenses                               1,404       1,442
Other liabilities                                                   501           6
                                                               --------    --------
      TOTAL LIABILITIES                                         200,729     202,205
                                                               --------    --------

STOCKHOLDERS' EQUITY
Common stock, par value $1.25 per share; authorized
   5,000,000 shares; issued and outstanding 1,256,566 shares
      in 2006 and 1,258,337 shares in 2005                        1,571       1,573
Surplus                                                           3,078       3,127
Retained earnings                                                24,929      24,616
Accumulated other comprehensive income (loss)                      (332)       (303)
                                                               --------    --------
      TOTAL STOCKHOLDERS' EQUITY                                 29,246      29,013
                                                               --------    --------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $229,975    $231,218
                                                               ========    ========

See accompanying notes to Consolidated Financial Statements.

CCFNB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS EXCEPT PER SHARE DATA)
UNAUDITED

                                                        For the Three
                                                        Months Ending
                                                          March 31,
                                                   -----------------------
                                                      2006         2005
                                                   ----------   ----------
INTEREST AND DIVIDEND INCOME
Interest and fees on loans:
   Taxable                                         $    2,379   $    2,090
   Tax-exempt                                              99          110
Interest and dividends on investment securities:
   Taxable                                                401          387
   Tax-exempt                                              83           96
   Dividends                                               24           20
Federal funds sold                                         36           26
Deposits in other banks                                     4            6
                                                   ----------   ----------
      TOTAL INTEREST AND DIVIDEND INCOME                3,026        2,735
                                                   ----------   ----------
INTEREST EXPENSE
Deposits                                                  787          672
Short-term borrowings                                     220          114
Long-term borrowings                                      167          167
                                                   ----------   ----------
      TOTAL INTEREST EXPENSE                            1,174          953
                                                   ----------   ----------
Net interest income                                     1,852        1,782
Provision for loan losses                                  22           30
                                                   ----------   ----------
      NET INTEREST INCOME AFTER PROVISION
         FOR LOAN LOSSES                                1,830        1,752
                                                   ----------   ----------
NON-INTEREST INCOME
Service charges and fees                                  187          196
Gain on sale of loans                                      11           15
Bank-owned life insurance income                           67           67
Trust department                                           38           36
Other                                                     106           96
                                                   ----------   ----------
      TOTAL NON-INTEREST INCOME                           409          410
                                                   ----------   ----------
NON-INTEREST EXPENSE
Salaries                                                  613          552
Pensions and other employee benefits                      211          204
Occupancy, net                                            118          116
Equipment                                                 121          124
State shares tax                                           73           74
Professional services                                      55           86
Directors' fees                                            43           47
Stationery and supplies                                    30           32
Other                                                     264          267
                                                   ----------   ----------
      TOTAL NON-INTEREST EXPENSE                        1,528        1,502
                                                   ----------   ----------
Income before income taxes                                711          660
Income tax expense                                        160          136
                                                   ----------   ----------
      NET INCOME                                   $      551   $      524
                                                   ==========   ==========
PER SHARE DATA
Net income                                         $     0.44   $     0.41
Cash dividends                                     $     0.19   $     0.18
Weighted average shares outstanding                 1,255,823    1,265,223

See accompanying notes to Consolidated Financial Statements.

CCFNB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
UNAUDITED

                                                                                   For the Three Months
                                                                                     Ending March 31,
                                                                                   --------------------
                                                                                      2006       2005
                                                                                    --------   -------
OPERATING ACTIVITIES
Net income                                                                          $   551    $   524
Adjustments to reconcile net income to net cash provided by operating activities:
   Provision for loan losses                                                             22         30
   Depreciation and amortization                                                         90        101
   Premium amortization on investment securities                                         34         72
   Discount accretion on investment securities                                           (4)        (5)
   Deferred income taxes (benefit)                                                       19        (20)
   (Gain) on sale of loans                                                              (11)       (15)
   Proceeds from sale of mortgage loans                                                 762        732
   Originations of mortgage loans for resale                                           (823)      (621)
   (Income) from investment in insurance agency                                          (3)        (2)
   (Increase) in accrued interest receivable and other assets                          (128)      (268)
   Net (increase) in cash surrender value of bank-owned life insurance                  (73)       (73)
   Increase (decrease) in accrued interest, other expenses and other liabilities        (43)        18
                                                                                    -------    -------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                                         393        473
                                                                                    -------    -------
INVESTING ACTIVITIES
Purchase of investment securities available-for-sale                                   (544)        --
Proceeds from sales, maturities and redemptions of investment
   securities available-for-sale                                                      2,520      2,891
Net (increase) decrease in loans                                                       (214)        10
Purchases of premises and equipment                                                      (3)       (68)
                                                                                    -------    -------
      NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                             1,759      2,833
                                                                                    -------    -------
FINANCING ACTIVITIES
Net increase (decrease) in deposits                                                   2,124     (1,248)
Net (decrease) in short-term borrowings                                              (4,054)    (2,302)
Net (decrease) in long-term borrowings                                                   (3)        (3)
Acquisition of treasury stock                                                          (111)      (113)
Proceeds from issuance of common stock                                                   61         63
Cash dividends paid                                                                    (238)      (227)
                                                                                    -------    -------
      NET CASH (USED IN) FINANCING ACTIVITIES                                        (2,221)    (3,830)
                                                                                    -------    -------
      (DECREASE) IN CASH AND CASH EQUIVALENTS                                           (69)      (524)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                     11,362     12,833
                                                                                    -------    -------
      CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $11,293    $12,309
                                                                                    =======    =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
   Interest                                                                         $ 1,174    $ 1,011
   Income taxes                                                                     $    17    $    --

See accompanying notes to Consolidated Financial Statements.

CCFNB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006

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

A factor in estimating the allowance for loan losses is the measurement of impaired loans. A loan is considered impaired when, based on current information and events, it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the loan agreement. Under current accounting standards, the allowance for loan losses related to impaired loans is based on discounted cash flows using the loan's effective interest rate or the fair value of the collateral for certain collateral dependent loans. The recognition of interest income on impaired loans is the same as for non-accrual loans as discussed above.

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

In addition, an allowance is provided for possible credit losses on off-balance sheet credit exposures. This allowance is estimated by management and is classified in other liabilities.

DERIVATIVES

The Bank has outstanding loan commitments that relate to the origination of mortgage loans that will be held for resale. Pursuant to Statement of Financial Accounting Standards (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", and SFAS No. 149 "Amendments to SFAS 133 on Derivative Instruments and Hedging Activities" and the guidance contained in the Derivatives Implementation Group Statement 133 Implementation Issue No. C 13, the Bank has accounted for such loan commitments as derivative instruments. The outstanding loan commitments in this category did not give rise to any losses for the three-month period ended March 31, 2006 and the year ended December 31, 2005, as the fair market value of each outstanding loan commitment exceeded the Bank's cost basis in each loan commitment.

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

INVESTMENT IN INSURANCE AGENCY

On January 2, 2001, the Corporation acquired a 50% interest in a local insurance agency, a corporation organized under the laws of the Commonwealth of Pennsylvania. The income or loss from this investment is accounted for under the equity method of accounting. The carrying value of this investment as of March 31, 2006 and December 31, 2005 was $202,000 and $199,000, respectively, and is carried in other assets in the accompanying consolidated balance sheets.

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

ADVERTISING COSTS

It is the Corporation's policy to expense advertising costs in the period in which they are incurred. Advertising expense for the three-month periods ended March 31, 2006 and 2005 was approximately $21,000 and $19,000, respectively.

RECLASSIFICATION

Certain amounts in the consolidated financial statements of the prior years have been reclassified to conform with presentation used in the 2006 consolidated financial statements. Such reclassifications had no effect on the Corporation's consolidated financial condition or net income.

NOTE 2 - ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses for the three-month periods ended March 31, 2006 and March 31, 2005 were as follows:

                                  (Amounts in Thousands)
                                  ----------------------
                                      2006     2005
                                     ------   ------
Balance, beginning of year           $1,552   $1,392
Provision charged to operations          22       30
Loans charged-off                      (191)      (7)
Recoveries                               16       27
                                     ------   ------
Balance, March 31                    $1,399   $1,442
                                     ======   ======

At March 31, 2006, the total recorded investment in loans that are considered to be impaired as defined by SFAS No. 114 was $548,000. These impaired loans had a related allowance for loan losses of $82,000. No additional charge to operations was required to provide for the impaired loans since the total allowance for loan losses is estimated by management to be adequate to provide for the loan loss allowance required by SFAS No. 114 along with any other potential losses.

At March 31, 2006, there were no significant commitments to lend additional funds with respect to non-accrual and restructured loans.

Non-accrual loans at March 31, 2006 and December 31, 2005 were $548,000 and $707,000, respectively, all of which were considered impaired.

Loans past due 90 days or more and still accruing interest amounted to $111,000 at March 31, 2006.

NOTE 3 - SHORT-TERM BORROWINGS

Securities sold under agreements to repurchase, and Federal Home Loan Bank advances generally represented overnight or less than 30-day borrowings. U.S. Treasury tax and loan notes for collections made by the Bank were payable on demand.

NOTE 4 - LONG-TERM BORROWINGS

Long-term borrowings are comprised of advances from the Federal Home Loan Bank.

NOTE 5 - DEFERRED COMPENSATION PLANS

The Bank has entered into certain non-qualified deferred compensation agreements with certain executive officers and directors. Expenses related to these non-qualified deferred compensation plans amounted to $32,000 and $31,000 for the three-month periods ended March 31, 2006 and 2005, respectively.

There were no substantial changes in other plans as disclosed in the 2005 Annual Report.

NOTE 6 - STOCKHOLDERS' EQUITY

Changes in stockholders' equity for the three-month period ended March 31, 2006 were as follows:

                                                         (Amounts in Thousands, Except Common Share Data)
                                      -------------------------------------------------------------------------------------
                                                                                            Accumulated
                                                                                               Other
                                                                                           Comprehensive
                                        Common   Common           Comprehensive  Retained      Income     Treasury
                                        Shares    Stock  Surplus      Income     Earnings      (Loss)       Stock    Total
                                      ---------  ------  -------  -------------  --------  -------------  --------  -------
Balance at January 1, 2006            1,258,337  $1,573  $3,127                  $24,616       $(303)      $  --    $29,013
Comprehensive Income:
   Net income                                --      --      --       $551           551          --          --        551
   Change in unrealized gain (loss)
      on investment securities
      available-for-sale net of
      reclassification adjustment
      and tax effects                        --      --      --        (29)           --         (29)         --        (29)
                                                                      ----
         TOTAL COMPREHENSIVE INCOME                                   $522
                                                                      ====
Issuance of 2,229 shares of common
   stock under dividend reinvestment
   and stock purchase plans               2,229       3      57                       --          --          --         60
Purchase of 4,000 shares of treasury
   stock                                     --      --      --                       --          --        (111)      (111)
Retirement of 4,000 shares of
   treasury stock                        (4,000)     (5)   (106)                      --          --         111         --
Cash dividends $.19 per share                --      --      --                     (238)         --          --       (238)
                                      ---------  ------  ------                  -------       -----       -----    -------
Balance at March 31, 2006             1,256,566  $1,571  $3,078                  $24,929       $(332)      $  --    $29,246
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

The Corporation may require collateral or other security to support financial instruments with off-balance sheet credit risk. The contract or notional amounts at March 31, 2006 and December 31, 2005 were as follows:

                                                                       (Amounts in Thousands)
                                                                      ------------------------
                                                                      March 31,   December 31,
                                                                         2006         2005
                                                                      ---------   ------------
Financial instruments whose contract amounts represent credit risk:
   Commitments to extend credit                                        $24,703       $20,418
   Financial standby letters of credit                                   1,552         1,498
   Performance standby letters of credit                                   968           570
   Dealer floor plans                                                      426         1,043

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

Standby letters of credit and commercial letters of credit are conditional commitments issued by the Corporation to guarantee payment to a third party. When a customer either fails to repay an obligation or fails to perform some non-financial obligation, the credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Corporation holds collateral supporting those commitments for which collateral is deemed necessary.

The Corporation's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and letters of credit is represented by the contractual notional amount of those instruments. The Corporation uses the same credit policies in making commitments and conditional obligations, as it does for on-balance sheet instruments.

The Corporation granted commercial, consumer and residential loans to customers primarily within Pennsylvania. Of the total loan portfolio at March 31, 2006, 85.4% was for real estate loans, with significantly most being residential. It was the opinion of management that the high concentration did not pose an adverse credit risk. Further, it was management's opinion that the remainder of the loan portfolio was balanced and diversified to the extent necessary to avoid any significant concentration of credit.

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

The results of operations for the three-month period ended March 31, 2006, are not necessarily indicative of the results to be expected for the full year.

These consolidated interim financial statements have been prepared in accordance with requirements of Form 10Q and therefore do not include all disclosures normally required by accounting principles generally accepted in the United States of America applicable to financial institutions as included with consolidated financial statements included in the Corporation's annual Form 10K filing. The reader of these consolidated interim financial statements may wish to refer to the Corporation's annual report or Form 10K for the period ended December 31, 2005, filed with the Securities and Exchange Commission.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of CCFNB Bancorp, Inc.:

We have reviewed the accompanying consolidated balance sheet of CCFNB Bancorp, Inc. and Subsidiary as of March 31, 2006, and the related consolidated statements of income and cash flows for the three-month periods ended March 31, 2006 and 2005. These consolidated interim financial statements are the responsibility of the management of CCFNB Bancorp, Inc. and Subsidiary.

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

We have previously audited, in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of CCFNB Bancorp, Inc. and Subsidiary as of December 31, 2005, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 13, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2005, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


J.H. Williams & Co., LLP
Kingston, Pennsylvania
April 27, 2006

                               CCFNB BANCORP, INC.
                                    FORM 10-Q
                        FOR THE QUARTER ENDED MARCH 2006

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Consolidated Summary of Operations
(Dollars in Thousands, except for per share data)

                                            At and For the Three
                                                   Months
                                               Ended March 31,               At and For the Years Ended December 31,
                                           ----------------------  ----------------------------------------------------------
                                              2006        2005        2005        2004        2003        2002        2001
                                           ----------  ----------  ----------  ----------  ----------  ----------  ----------
Income and Expense:
   Interest income                         $    3,026  $    2,735  $   11,442  $   10,843  $   11,221  $   12,780  $   13,720
   Interest expense                             1,174         953       4,131       3,669       4,366       5,741       6,924
                                           ----------  ----------  ----------  ----------  ----------  ----------  ----------
   Net interest income                          1,852       1,782       7,311       7,174       6,855       7,039       6,796
   Loan loss provision                             22          30          90         140         200         309         163
                                           ----------  ----------  ----------  ----------  ----------  ----------  ----------
   Net interest income after loan loss
      provision                                 1,830       1,752       7,221       7,034       6,655       6,730       6,633
   Non-interest income                            409         410       1,713       1,530       1,508       1,210       1,149
   Non-interest expense                         1,528       1,502       6,077       5,746       5,409       5,479       5,104
                                           ----------  ----------  ----------  ----------  ----------  ----------  ----------
   Income before income taxes                     711         660       2,857       2,818       2,754       2,461       2,678
   Income taxes                                   160         136         631         601         591         539         621
                                           ----------  ----------  ----------  ----------  ----------  ----------  ----------
   Net income                              $      551  $      524  $    2,226  $    2,217  $    2,163  $    1,922  $    2,057
                                           ==========  ==========  ==========  ==========  ==========  ==========  ==========
Per Share: (1)
   Net income                              $      .44  $       41  $     1.76  $     1.74  $     1.69  $     1.47  $     1.54
   Cash dividends paid                            .19         .18         .74         .70         .66         .63         .59
   Average shares outstanding               1,255,823   1,265,223   1,262,171   1,267,718   1,281,265   1,309,084   1,338,007
Average Balance Sheet:
   Loans                                   $  154,661  $  149,617  $  150,065  $  147,348  $  149,485  $  147,545  $  139,219
   Investments                                 53,145      62,009      54,943      61,999      58,152      54,197      50,593
   Other earning assets                         3,685       5,491       7,503       5,705       8,036       5,309       6,569
   Total assets                               230,597     232,557     230,081     231,477     230,975     223,476     208,630
   Deposits                                   165,910     171,641     167,812     172,028     171,956     150,883     149,601
   Other interest-bearing liabilities          33,092      31,399      32,253      29,823      29,772      29,356      31,629
   Stockholders' equity                        29,130      28,222      28,789      28,136      27,223      26,615      25,890
Balance Sheet Data:
   Loans                                   $  154,381  $  149,815  $  154,271  $  149,900  $  147,631  $  151,338  $  142,990
   Investments                                 52,370      58,344      53,919      61,834      62,775      53,528      57,121
   Other earning assets                         6,711       4,823       6,239       6,233       6,882      10,068       9,644
   Total assets                               229,975     231,731     231,218     235,377     232,914     229,032     214,238
   Deposits                                   166,971     171,339     164,847     172,487     171,786     172,127     155,666
   Other interest-bearing liabilities          31,853      30,775      35,910      30,080      32,325      28,621      31,384
   Stockholders' equity                        29,246      28,404      29,012      28,506      27,603      26,840      26,042
Ratios: (2)
   Return on average assets                       .96%        .90%        .97%        .96%        .94%        .86%        .99%
   Return on average equity                      7.57%       7.43%       7.73%       7.88%       7.95%       7.22%       7.90%
   Dividend payout ratio                        43.19%      43.32%      41.92%      40.19%      39.02%      42.86%      38.31%
   Average equity to average assets ratio       12.63%      12.14%      12.51%      12.17%      11.79%      11.77%      12.16%

(1) Per share data has been calculated on the weighted average number of shares outstanding.

(2) The ratios for the three month period ending March 31, 2006 and 2005 are annualized.

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

EARNINGS SUMMARY

Net income for the three months ended March 31, 2006 was $551 thousand or $.44 per basic and diluted share. These results compare with net income of $524 thousand, or $.41 per basic and diluted share for the same period in 2005. Annualized return on average equity increased to 7.57 percent from 7.43 percent, while the annualized return on average assets increased to .96 percent from .90 percent, for the three months ended March 31, 2006 and 2005 respectively.

Net interest income continues to be the largest source of our operating income. Net interest income on a tax equivalent basis remained at $1.9 million at March 31, 2006 and March 31, 2005. Overall, interest earning assets yielded 5.92 percent for the three months ended March 31, 2006 compared to 5.23 percent yield for the three months ended March 31, 2005. The tax equivalized interest margin increased to 3.68 percent for the three months ended March 31, 2006 compared to
3.48 percent for the three months ended March 31, 2005.

Average interest earning assets decreased $5.6 million or 2.58 percent for the three months ended March 31, 2006 over the same period in 2005 from $217.1 million at March 31, 2005 to $211.5 million at March 31, 2006. Average loans increased $5.1 million or 3.41 percent, average investments decreased $8.9 million or 14.35 percent from $62.0 million at March 31, 2005 to $53.1 million at March 31, 2006 and average federal funds sold and interest-bearing deposits with other financial institutions decreased $1.8 million or 32.73 percent from $5.5 million at March 31, 2005 to $3.7 million at March 31, 2006.

Average interest bearing liabilities for the three months ended March 31, 2006 were $180.9 million and for the three month period ending March 31, 2005 they were $184.5 million. Average short-term borrowings were $20.1 million at March 31, 2005 and $21.8 million at March 31, 2006. Long-term debt, which includes primarily FHLB advances, was $11.3 million at March 31, 2005 and 2006. Average demand deposits decreased $.4 million from $18.5 million at March 31, 2005 compared to $18.1 million at March 31, 2006.

The average interest rate for loans increased 51 basis points to 6.54 percent at March 31, 2006 compared to 6.03 percent March 31, 2005. Interest-bearing deposits with other Financial Institutions and Federal Funds Sold rates increased 201 basis points to 4.34 percent at March 31, 2006 from 2.33 percent at March 31, 2005. Average rates on interest bearing deposits increased by 37 basis points from 1.76 percent to 2.13 percent in one year. Average interest rates also increased on total interest bearing liabilities by 53 basis points to
2.60 percent from 2.07 percent. The tax equivalized net interest margin increased to 3.68 percent for the three months ended March 31, 2006 from 3.48 percent for the three months ended March 31, 2005. The cost of long-term debt averaged 5.91 percent for the past several years which negatively impacted net interest margin. This high costing liability will remain due to the fact that the Federal Home Loan Bank has the option to reprice these loans at their discretion. Until interest rates would rise to make the current 5.91 percent average rate unattractive, this in all probability will not occur. We will continue to price deposits conservatively.

NET INTEREST INCOME

Net interest income increased from $1.8 million at March 31, 2005 to $1.9 million at March 31, 2006.

The following table reflects the components of net interest income for each of the three months ended March 31, 2006 and 2005:

           ANALYSIS OF AVERAGE ASSETS, LIABILITIES AND CAPITAL EQUITY
                                       AND
                  NET INTEREST INCOME ON A TAX EQUIVALENT BASIS

AVERAGE BALANCE SHEET AND RATE ANALYSIS
(Dollars in Thousands)

                                                       Three Months Ended March 31, 2006 and 2005
                                       -------------------------------------------------------------------------
                                                  Interest                               Interest
                                        Average    Income /   Average Yield    Average   Income /      Average
                                        Balance    Expense        / Rate       Balance    Expense   Yield / Rate
                                       --------   ---------   -------------   --------   --------   ------------
                                         (1)        (2)                         (1)         (2)
ASSETS:
Interest-bearing deposits with
   other financial institutions        $    408     $    4        3.92%       $  1,157    $    6        2.07%
Investment securities (3)                53,145        508        4.24%         62,009       503        3.56%
Federal funds sold                        3,277         36        4.39%          4,334        26        2.40%
Loans                                   154,661      2,478        6.54%        149,617     2,200        6.03%
                                       --------     ------                    --------    ------
Total interest earning assets          $211,491     $3,026        5.92%       $217,117    $2,735        5.23%
                                       --------     ------                    --------    ------
Reserve for loan losses                  (1,561)                                (1,408)
Cash and due from banks                   4,181                                  5,719
Other assets                             16,486                                 11,129
                                       --------                               --------
Total assets                           $230,597                               $232,557
                                       --------                               --------

LIABILITIES AND CAPITAL:
Interest bearing deposits              $147,774     $  788        2.13%       $153,116    $  672        1.76%
Short-term borrowings                    21,783        219        4.02%         20,078       114        2.28%
Long-term borrowings                     11,309        167        5.91%         11,321       167        5.90%
                                       --------     ------                    --------    ------
Total interest-bearing liabilities     $180,866     $1,174        2.60%       $184,515    $  953        2.07%
                                       --------     ------                    --------    ------
Demand deposits                        $ 18,136                               $ 18,525
Other liabilities                         2,465                                  1,295
Stockholders' equity                     29,130                                 28,222
                                       --------                               --------
Total liabilities and capital          $230,597                               $232,557
                                       --------                               --------
NET INTEREST INCOME /
   NET INTEREST MARGIN (4)                          $1,852        3.50%                   $1,782        3.28%
TAX EQUIVALENT NET INTEREST INCOME /
   NET INTEREST MARGIN (5)                          $1,946        3.68%                   $1,888        3.48%

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

(5) Interest and yield are presented on a tax-equivalent basis using 34 percent for 2006 and 2005.

The following table demonstrates the relative impact on net interest income of changes in volume of interest earnings assets and interest bearing liabilities and changes in rates earned and paid by us on such assets and liabilities.

             CHANGE IN NET INTEREST INCOME ON A TAX EQUIVALENT BASIS

                                  Three Months Ended March 31, 2006
                                          Compared with 2005
                                       Increase (Decrease) (2)
                                  ---------------------------------
                                        Volume    Rate   Total
                                        ------   -----   -----
                                            (In thousands)
Interest income:
   Loans (1)                              304      763   1,067
   Investments (1)                       (316)     422     106
   Federal funds sold and other
      short-term investments              (42)     110      68
                                         ----    -----   -----
Total Interest Income:                    (54)   1,295   1,241
Interest expense:
   Deposits                               (94)     567     473
   Short-term borrowings                   39      349     388
   Long term debt                          (1)       1       0
                                         ----    -----   -----
Total Interest Expense:                   (56)     917     861
Net Interest Income:                        2      378     380

(1) Interest income is adjusted to a tax equivalent basis using a 34 percent tax rate.

(2) Variances resulting from a combination of changes in volume and rates are allocated to the categories in proportion to the absolute dollar amounts of the change in each category

The outstanding balance of loans at March 31, 2006 was $154.4 and December 31, 2005 was $154.3 million.

Income from investment securities remained at $.5 million at March 31, 2006 and 2005. The average balance of investment securities for the three months ended March 31, 2006 was $53.1 million compared to $62.0 million at March 31, 2005.

Total interest expense increased $.2 million or 20.00 percent for the first three months of 2006 as compared to the first three months of 2005. This percentage increase is attributable to volume increases along with rising interest rates, particularly in short term borrowings. The average yield on interest earning assets increased from 5.23 percent to 5.92 percent as of March 31, 2005 and 2006, respectively.

NON-INTEREST INCOME

The following table presents the components of non-interest income for the three months ended March 31, 2006 and 2005:

                                       Three Months Ended
                                            March 31,
                                         (In thousands)
                                       ------------------
                                           2006   2005
                                           ----   ----
Service charges and fees                   $187   $196
Trust department income                      38     36
Gain on sale of loans                        11     15
Gain on cash surrender value of BOLI         67     67
Other                                       106     96
                                           ----   ----
   Total                                   $409   $410
                                           ----   ----

Non-interest income continues to represent a considerable source of our income. We are committed to increasing non-interest income. Increases will be from our existing sources of non-interest income and any new opportunities that may develop. For the three months ended March 31, 2006 and March 31, 2005 total non-interest income remained at $.4 million. Service charges and fees decreased $9 thousand from $196 thousand at March 31, 2005 to $187 thousand or 4.59 percent at March 31, 2006. This decrease is mainly attributable to the fees associated with the "Overdraft Privilege" program, which is into its second full year; loss of fees from a large commercial customer who we no longer maintain a relationship with; and fees received from early pay-off of loans. Sales of fixed rate mortgages through the MPF and PHFA programs eased in the first three months of 2006 compared to the first three months of 2005 resulting in gain on sale of loans decreasing from $15 thousand in 2005 to $11 thousand in 2006. The MPF loans are being serviced by CCFNB and the bank retains minimal credit risk. Other non-interest income increased $10 thousand from $96 thousand at March 31, 2005 to $106 thousand at March 31, 2006. This increase is mainly attributable to ATM and debit card related fees, including surcharge fees, foreign usage fees, and monthly ATM cardholder usage fees; and penalty paid on COD early withdrawals.

NON-INTEREST EXPENSE

The following table presents the components of non-interest expense for the three months ended March 31, 2006 and 2005:

                          Three Months Ended
                               March 31,
                          ------------------
                             2006     2005
                            ------   ------
                              (Dollars in
                               Thousands)
Salaries and  wages         $  613   $  552
Employee benefits              211      204
Net occupancy expense          118      116
Equipment expense              121      124
State shares tax                73       74
Professional services           55       86
Director fees                   43       47
Stationery and supplies         30       32
Other expense                  264      267
                            ------   ------
   Total                    $1,528   $1,502
                            ------   ------

Non-interest expense remained at $1.5 million at March 31, 2006 and March 31, 2005.

Generally, non-interest expense accounts for the cost of maintaining facilities; providing salaries and benefits to employees; and paying for insurance, supplies, advertising, data processing services, taxes and other related expenses. Some of the costs and expenses are variable while others are fixed. To the extent possible, we utilize budgets and related measures to control variable expenses.

Salaries increased 11.05 percent from $552 thousand at March 31, 2005 to $613 thousand at 2006. Additionally, employee benefits increased 3.43 percent from $204 thousand at March 31, 2005 to $211 thousand at March 31, 2006. These increases were attributable to the addition of new personnel to increase business development and annual increases in salaries and cost of benefits.

Occupancy expense increased 1.72 percent. This increase is attributable to additional janitorial costs as a result of obtaining third party janitorial service rather than employee compensated janitorial services. Equipment expense reflects a $3 thousand decrease for the first three months of 2006 compared to the first three months of 2005. Pricing of service on equipment contracts have decreased this large expense item. We will continue to comparatively price services to obtain the best value for our shareholders. Depreciation expense is lower than last year. We expect depreciation expense to increase third and fourth quarter of 2006 with the opening of our Berwick branch.

Pennsylvania Bank Shares Tax decreased slightly due to change in the mix of securities used to calculate this tax. The decrease was from $74 thousand at March 31, 2005 to $73 thousand at March 31, 2006.

Professional services decreased 36.05 percent from $86 thousand at March 31, 2005 to $55 thousand at March 31, 2006. This decrease is attributable to the Sarbanes Oxley (Sox 404) required project that is complete until SEC rulings are determined. We expect no SOX 404 expense in 2006. Additionally, set up fees attributable to the Overdraft Privilege Program are no longer applicable.

Director's fees decreased 8.51 percent from $47 thousand through March 31, 2005 compared to $43 thousand through March 31, 2006. Beginning January 2006, the Chairman of the Board fee decreased from $56 thousand annually to $40 thousand annually.

Stationery and supplies decreased $2 thousand in comparing March 31, 2005 at $32 thousand and March 31, 2006 at $30 thousand.

Other expenses decreased $3 thousand from $267 thousand at March 31, 2005 to $264 thousand at March 31, 2006. Telephone and Data Processing expenses for the first quarter 2006 compared to the first quarter of 2005 were the reason for the decrease in other expenses. These particular expenses should continue to show a decrease in the future due to a recent review and recommendations by a third party consultant.

INCOME TAXES

Income tax expense as a percentage of pre-tax income was 22.50 percent for the three months ended March 31, 2006 compared with 20.61 percent for the same period in 2005. The effective tax rate for 2006 remains at 34 percent.

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

LIQUIDITY

Liquidity measures the ability to satisfy current and future cash flow needs as they become due. Maintaining a level of liquid funds through asset / liability management seeks to ensure that these needs are met at a reasonable cost As of March 31,2006, we had $52.4 million of securities available for sale recorded at their fair value, compared with $53.9 million at December 31, 2005. As of March 31, 2006, the investment securities available for sale had a net unrealized loss of $332 thousand, net of deferred taxes, compared with a net unrealized loss of $303 thousand, net of deferred taxes, at December 31, 2005. These securities are not considered trading account securities, which may be sold on a continuous basis, but rather are securities which may be sold to meet our various liquidity and interest rate requirements.

     In accordance with disclosures required by EITF NO. 03-1, the summary below reflects the gross unrealized losses and fair value, aggregated by investment category that individual securities have been in a continuous unrealized loss position for less than or more than 12 months as of March 31, 2006:

                                        Less than 12 months         12 months or more                Total
                                     ------------------------   ------------------------   ------------------------
                                                   Unrealized                 Unrealized                 Unrealized
Description of Security               Fair Value      Loss       Fair Value      Loss       Fair Value      Loss
-----------------------              -----------   ----------   -----------   ----------   -----------   ----------
Obligations of U.S. Government
Corporations and Agencies:
   Mortgage backed                   $ 6,315,891    $ 36,588    $11,685,494    $378,152    $18,001,385    $414,740
   Other                               5,192,283      55,584     15,939,465     310,535     21,131,748     366,119
Obligations of State and Political
Subdivisions                             316,719       6,673        350,976         365        667,695       7,038
Marketable Equity Securities             130,333      11,798         37,144       7,046        167,477      18,844
                                     -----------    --------    -----------    --------    -----------    --------
Total                                $11,955,226    $110,643    $28,013,079    $696,098    $39,968,305    $806,741
                                     ===========    ========    ===========    ========    ===========    ========

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

NON-PERFORMING ASSETS

Shown below is a summary of past due and non-accrual loans:

                            (Dollars in thousands)
                            ----------------------
                                March    December
                              31, 2006   31, 2005
                              --------   --------
Past due and non-accrual:
   Days 30 - 89                $  487     $1,229
   Days 90 plus                   111        130
   Non-accrual                    548        707
                               ------     ------
Total                          $1,146     $2,066
                               ======     ======

Past due and non-accrual loans decreased 52.38 percent from $2.1 million at December 31, 2005 to $1.1 million at March 31, 2006. The loan delinquency expressed as a ratio to total loans was .74 percent at March 31, 2006 and 1.34 percent at December 31, 2005.

The provision for loan losses for the first three months of 2006 was $22 thousand compared to the first three months of 2005 at $30 thousand. Management is diligent in its efforts to reduce delinquencies and continues to monitor and review current loans to foresee future delinquency occurrences and react to them quickly.

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

The following analysis provides a schedule of loan maturities / interest rate sensitivities. This schedule presents a repricing and maturity analysis as required by the FFIEC:

                                                                                                       (Dollars
                                                                                                    in Thousands)
                                                                                                      March 31,
MATURITY AND REPRICING DATA FOR LOANS AND LEASES                                                         2006
------------------------------------------------                                                    -------------
Closed-end loans secured by first liens and 1-4 family residential properties with a remaining maturity or repricing frequency of:
   (1) Three months or less                                                                           $  3,636
   (2) Over three months through 12 months                                                              13,832
   (3) Over one year through three years                                                                25,825
   (4) Over three years through five years                                                               8,290
   (5) Over five years through 15 years                                                                 18,665
   (6) Over 15 years                                                                                       255
All loans and leases other than closed-end loans secured by first liens on 1-4 family residential properties with a remaining maturity or repricing frequency of:
   (1) Three months or less                                                                             19,783
   (2) Over three months through 12 months                                                              10,200
   (3) Over one year through three years                                                                25,841
   (4) Over three years through five years                                                              13,638
   (5) Over five years through 15 years                                                                 12,867
   (6) Over 15 years                                                                                     1,031
                                                                                                      --------
      Sub-total                                                                                       $153,863
Add: Non-accrual loans not included above                                                                  548
Less: Unearned income                                                                                      (30)
                                                                                                      --------
      Total Loans and Leases                                                                          $154,381
                                                                                                      ========

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

The following table presents a summary of CCFNB's loan loss experience as of the dates indicated:

                                                            For the Three Months
                                                              Ending March 31,
                                                            Amounts in thousands
                                                            --------------------
                                                               2006       2005
                                                             --------   --------
Average loans outstanding:                                   $154,661   $149,617
                                                             --------   --------
Total loans at end of period                                  154,381    149,815
                                                             --------   --------
Balance at beginning of period                               $  1,553   $  1,392
   Total charge-offs                                             (192)        (7)
   Total recoveries                                                16         27
                                                             --------   --------
   Net charge-offs                                               (176)        20
   Provision for loan losses                                       22         30
                                                             --------   --------
Balance at end of period                                     $  1,399   $  1,442
                                                             --------   --------

Net charge-offs as a percent of average loans outstanding
   during period                                                  .11%       .01%
Allowance for loan losses as a percent of total loans             .91%       .96%

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

We exceed all minimum capital requirements as reflected in the following table:

                                                       March 31, 2006        December 31, 2005
                                                   ---------------------   ---------------------
                                                                 Minimum                 Minimum
                                                   Calculated   Standard   Calculated   Standard
                                                     Ratios      Ratios      Ratios      Ratios
                                                   ----------   --------   ----------   --------
Risk Based Ratios:
Tier I Capital to risk-weighted assets               19.87%       4.00%      19.24%       4.00%
Total Qualifying Capital to risk-weighted assets     20.88%       8.00%      20.32%       8.00%

Additionally, certain other ratios also provide capital analysis as follows:

                                   March 31,   December 31,
                                     2006          2005
                                   ---------   ------------
Tier I Capital to average assets     12.83%       12.74%

We believe that the bank's current capital position and liquidity positions are strong and that its capital position is adequate to support its operations.

Book value per share amounted to $23.28 at March 31, 2006, compared with $23.06 per share at December 31, 2005.

Cash dividends declared amounted to $.19 per share for the three months ended March 31, 2006, equivalent to a dividend payout ratio of 43.2 percent, compared with 43.3 percent for the same period in 2005. Our Board of Directors continues to believe that cash dividends are an important component of shareholder value and that, at the bank's current level of performance and capital; we expect to continue our current dividend policy of a quarterly cash distribution of earnings to our shareholders.

The following table presents information on the shares of our common stock that we repurchased during the first quarter of 2006:

                               CCFNB BANCORP, INC.
                      ISSUER PURCHASES OF EQUITY SECURITIES

                                                         NUMBER OF SHARES     NUMBER OF SHARES
                                                        PURCHASED AS PART      THAT MAY YET BE
                      NUMBER OF SHARES   PRICE PAID   OF PUBLICLY ANNOUNCED    PURCHASED UNDER
       PERIOD            PURCHASED        PER SHARE        PROGRAM (1)           THE PROGRAM
       ------         ----------------   ----------   ---------------------   ----------------
01/06/06 - 01/06/06         2,000          $28.25             2,000                62,000
02/07/06 - 02/07/06         2,000          $27.35             2,000                60,000
03/01/06 - 03/31/06             0                                                  60,000
                            -----
   TOTAL                    4,000                             4,000

(1) This program was announced in 2003 and represents the second buy-back program. The Board of Directors approved the purchase of 100,000 shares. There is no expiration date associated with this program.

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

     The CEO and PFO have evaluated the changes to our internal controls over financial reporting that occurred during our fiscal quarter ended March 31, 2006, as required by paragraph (d) Rules 13a - 15 and 15d - 15 under the Securities Exchange Act of 1934, as amended, and have concluded that there were no changes that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Changes in Securities - Nothing to report.

Item 3. Defaults Upon Senior Securities - Nothing to report.

Item 4. Submission of Matters to a Vote of Security Holders - Nothing to report.

Item 5. Other Information - Nothing to report.

Item 6. Exhibits and Reports on Form 8-K - The following were filed with the SEC during 2006:

     March 10, 2006 - - Proxy dated December 31, 2005

     April 3, 2006 - Item 1.01 - Entry into a Material Definitive Agreement - Complying with newly enacted Section 409A of Internal Revenue Code of 1986...changes made to existing deferred compensation programs maintained by the Subsidiary.

     May 1, 2006 - Item 5.02 - Departure of a Director and Election of a Director - Resignation of Director and Election of Director to fill unexpired term.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report on Form 10-Q for the period ended March 31, 2006, to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CCFNB BANCORP, INC.
                                        (Registrant)


                                        By /s/ Lance O. Diehl
                                           -------------------------------------
                                           Lance O. Diehl
                                           President and CEO

                                        Date: May 10, 2006


                                        By /s/ Virginia D. Kocher
                                           -------------------------------------
                                           Virginia D. Kocher
                                           Treasurer

                                        Date: May 10, 2006