Form 10-Q
period 2006-06-30
CCFNB BANCORP INC
filed 2006-08-09
CIK 731122

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 1,248,104 shares of $1.25
(par) common stock were outstanding as of July 24, 2006.

CCFNB BANCORP, INC. AND SUBSIDIARY
TABLE OF CONTENTS
JUNE 30, 2006

                                                                          Page
                                                                         ------
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

CCFNB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

                                                        Unaudited
                                                           June     December
                                                         30, 2006   31, 2005
                                                        ---------   --------
ASSETS
Cash and due from banks                                  $  4,229   $  5,123
Interest-bearing deposits with other banks                    741      1,110
Federal funds sold                                          9,892      5,129
Investment securities available-for-sale                   48,033     53,919
Loans, net of unearned income                             160,676    154,271
Allowance for loan losses                                   1,438      1,552
                                                         --------   --------
   Net loans                                              159,238    152,719
Premises and equipment, net                                 4,714      4,837
Cash surrender value of bank-owned life insurance           6,638      6,480
Accrued interest receivable                                   959        959
Other assets                                                1,383        942
                                                         --------   --------
      TOTAL ASSETS                                       $235,827   $231,218
                                                         ========   ========
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits:
   Non-interest bearing                                  $ 18,394   $ 18,249
   Interest bearing                                       149,668    146,598
                                                         --------   --------
      Total deposits                                      168,062    164,847
Short-term borrowings                                      25,600     24,600
Long-term borrowings                                       11,304     11,310
Accrued interest and other expenses                         1,546      1,442
Other liabilities                                              24          6
                                                         --------   --------
      TOTAL LIABILITIES                                   206,536    202,205
                                                         --------   --------
STOCKHOLDERS' EQUITY
Common stock, par value $1.25 per share; authorized
   5,000,000 shares; issued and outstanding 1,250,104
   shares in 2006 and 1,261,870 shares in 2005              1,563      1,573
Surplus                                                     2,904      3,127
Retained earnings                                          25,304     24,616
Accumulated other comprehensive income (loss)                (480)      (303)
                                                         --------   --------
      TOTAL STOCKHOLDERS' EQUITY                           29,291     29,013
                                                         --------   --------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $235,827   $231,218
                                                         ========   ========

See accompanying notes to Consolidated Financial Statements.

CCFNB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS EXCEPT PER SHARE DATA)
UNAUDITED

                                                                  For the Six              For the Three
                                                                 Months Ending             Months Ending
                                                                    June 30,                  June 30,
                                                            -----------------------   -----------------------
                                                               2006         2005         2006         2005
                                                            ----------   ----------   ----------   ----------
INTEREST AND DIVIDEND INCOME
Interest and fees on loans:
   Taxable                                                  $    4,711   $    4,260   $    2,332   $    2,170
   Tax-exempt                                                      390          217          291          107
Interest and dividends on investment securities:
   Taxable                                                         813          760          412          373
   Tax-exempt                                                      159          186           76           90
   Dividends                                                        55           41           31           21
Federal funds sold                                                 124           64           88           38
Deposits in other banks                                              9           19            5           13
                                                            ----------   ----------   ----------   ----------
      TOTAL INTEREST AND DIVIDEND INCOME                         6,261        5,547        3,235        2,812
                                                            ----------   ----------   ----------   ----------
INTEREST EXPENSE
Deposits                                                         1,634        1,359          847          687
Short-term borrowings                                              483          245          263          131
Long-term borrowings                                               336          336          169          169
                                                            ----------   ----------   ----------   ----------
      TOTAL INTEREST EXPENSE                                     2,453        1,940        1,279          987
                                                            ----------   ----------   ----------   ----------
Net interest income                                              3,808        3,607        1,956        1,825
Provision for loan losses                                           65           60           43           30
                                                            ----------   ----------   ----------   ----------
      NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES        3,743        3,547        1,913        1,795
                                                            ----------   ----------   ----------   ----------
NON-INTEREST INCOME
Service charges and fees                                           393          400          206          204
Gain on sale of loans                                               20           23            9            8
Bank-owned life insurance income                                   131          131           64           64
Trust department                                                    76           71           38           35
Other                                                              249          204          143          108
                                                            ----------   ----------   ----------   ----------
      TOTAL NON-INTEREST INCOME                                    869          829          460          419
                                                            ----------   ----------   ----------   ----------
NON-INTEREST EXPENSE
Salaries                                                         1,256        1,132          643          580
Pensions and other employee benefits                               418          399          207          195
Occupancy, net                                                     226          231          108          115
Equipment                                                          244          250          123          126
State shares tax                                                   144          141           71           67
Professional services                                              106          157           51           71
Directors' fees                                                     86           94           43           47
Stationery and supplies                                             74           76           44           44
Other                                                              538          559          274          292
                                                            ----------   ----------   ----------   ----------
      TOTAL NON-INTEREST EXPENSE                                 3,092        3,039        1,564        1,537
                                                            ----------   ----------   ----------   ----------
Income before income taxes                                       1,520        1,337          809          677
Income tax expense                                                 356          281          196          145
                                                            ----------   ----------   ----------   ----------
      NET INCOME                                            $    1,164   $    1,056   $      613   $      532
                                                            ==========   ==========   ==========   ==========
PER SHARE DATA
Net income                                                  $     0.93   $     0.84   $     0.49   $     0.42
Cash dividends                                              $     0.38   $     0.36   $     0.19   $     0.18
Weighted average shares outstanding                          1,254,008    1,264,235    1,254,008    1,264,235

See accompanying notes to Consolidated Financial Statements.

CCFNB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
UNAUDITED

                                                                   For the Six
                                                                  Months Ending
                                                                     June 30,
                                                                -----------------
                                                                  2006      2005
                                                                -------   -------
OPERATING ACTIVITIES
Net income                                                      $ 1,164   $ 1,056
Adjustments to reconcile net income to net cash provided by
   operating activities:
   Provision for loan losses                                         65        60
   Depreciation and amortization                                    181       201
   Premium amortization on investment securities                     62       137
   Discount accretion on investment securities                      (11)       (6)
   Deferred income taxes (benefit)                                  (21)      (54)
   (Gain) on sale of loans                                          (20)      (23)
   Proceeds from sale of mortgage loans                           1,152     1,281
   Originations of mortgage loans for resale                     (1,250)     (989)
   (Income) from investment in insurance agency                      (5)       (9)
   (Increase) in accrued interest receivable and other assets      (324)     (188)
   Net (increase) in cash surrender value of bank-owned life
      insurance                                                    (158)     (158)
   Increase (decrease) in accrued interest, other expenses
      and other liabilities                                         122        (9)
                                                                -------   -------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                     957     1,299
                                                                -------   -------
INVESTING ACTIVITIES
Purchase of investment securities available-for-sale             (3,119)       --
Proceeds from sales, maturities and redemptions of investment
   securities available-for-sale                                  8,687     6,590
Net (increase) decrease in loans                                 (6,466)      207
Purchases of premises and equipment                                 (59)     (660)
                                                                -------   -------
      NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES          (957)    6,137
                                                                -------   -------
FINANCING ACTIVITIES
Net increase (decrease) in deposits                               3,215    (4,925)
Net increase (decrease) in short-term borrowings                  1,000    (1,149)
Net (decrease) in long-term borrowings                               (6)       (6)
Acquisition of treasury stock                                      (337)     (279)
Proceeds from issuance of common stock                              104       112
Cash dividends paid                                                (476)     (455)
                                                                -------   -------
      NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES         3,500    (6,702)
                                                                -------   -------
      INCREASE IN CASH AND CASH EQUIVALENTS                       3,500       734
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                 11,362    12,833
                                                                -------   -------
      CASH AND CASH EQUIVALENTS AT END OF PERIOD                $14,862   $13,567
                                                                =======   =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
   Interest                                                     $ 2,439   $ 1,960
   Income taxes                                                 $   299   $   254

See accompanying notes to Consolidated Financial Statements.

CCFNB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006

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

DERIVATIVES

The Bank has outstanding loan commitments that relate to the origination of mortgage loans that will be held for resale. Pursuant to Statement of Financial Accounting Standards (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", and SFAS No. 149 "Amendments to SFAS 133 on Derivative Instruments and Hedging Activities" and the guidance contained in the Derivatives Implementation Group Statement 133 Implementation Issue No. C 13, the Bank has accounted for such loan commitments as derivative instruments. The outstanding loan commitments in this category did not give rise to any losses for the six-month period ended June 30, 2006 and the year ended December 31, 2005, as the fair market value of each outstanding loan commitment exceeded the Bank's cost basis in each loan commitment.

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

INVESTMENT IN INSURANCE AGENCY

On January 2, 2001, the Corporation acquired a 50% interest in a local insurance agency, a corporation organized under the laws of the Commonwealth of Pennsylvania. The income or loss from this investment is accounted for under the equity method of accounting. The carrying value of this investment as of June 30, 2006 and December 31, 2005 was $204,000 and $199,000, respectively, and is carried in other assets in the accompanying consolidated balance sheets.

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

PER SHARE DATA

Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share", requires dual presentation of basic and diluted earnings per share. Basic earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding at the end of each period. Diluted earnings per share is calculated by increasing the denominator for the assumed conversion of all potentially dilutive securities. The Corporation does not have any securities which have or will have a dilutive effect and, accordingly, basic and diluted per share data are the same.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP)115 - "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments". This FSP provides additional guidance on when an investment in a debt or equity security should be considered impaired and when that impairment should be considered other-than-temporary and recognized as a loss in the consolidated statement of income. Specifically, this guidance clarifies that an investor should recognize an impairment loss no later than when an impairment is deemed other-than-temporary, even if the decision to sell has not been made. The FSP also requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The Corporation has followed the guidance of this FSP in 2005 and 2006.

In May 2005, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 154 "Accounting Changes and Error Corrections" which modifies the accounting for and reporting of a change in an accounting principle. This statement applies to all voluntary changes in accounting principles and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement also requires retrospective application to prior period financial statements of changes in accounting principles, unless it is impractical to determine either the period-specific or cumulative effects of the accounting change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 is not expected to have a material impact on the Corporation's consolidated financial condition or results of operation.

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

In addition, this statement amends SFAS No. 95 "Statement of Cash Flows" to require that excess tax benefits be reported as financing cash inflow rather than as a reduction of taxes paid. The Corporation has adopted these statements as of January 1, 2006. SFAS 123R will require the Corporation to change its method of accounting for share-based awards to include estimated forfeitures in the initial estimate of compensation expense and to accelerate the recognition of compensation expense for retiree-eligible employees. The adoption of these standards is not expected to have a material effect on the Corporation's consolidated financial condition or results of operations.

ADVERTISING COSTS

It is the Corporation's policy to expense advertising costs in the period in which they are incurred. Advertising expense for the six-month periods ended June 30, 2006 and 2005 was approximately $45,000 and $41,000, respectively.

RECLASSIFICATION

Certain amounts in the consolidated financial statements of the prior years have been reclassified to conform with presentation used in the 2006 consolidated financial statements. Such reclassifications had no effect on the Corporation's consolidated financial condition or net income.

NOTE 2 - ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses for the six-month periods ended June 30, 2006 and June 30, 2005 were as follows:

                                  (Amounts in Thousands)
                                  ----------------------
                                       2006     2005
                                      ------   ------
Balance, beginning of year            $1,553   $1,392
Provision charged to operations           65       60
Loans charged-off                       (199)     (22)
Recoveries                                19       39
                                      ------   ------
Balance, June 30                      $1,438   $1,469
                                      ======   ======

At June 30, 2006, the total recorded investment in loans that are considered to be impaired as defined by SFAS No. 114 was $31,000. These impaired loans had a related allowance for loan losses of $51,350. No additional charge to operations was required to provide for the impaired loans since the total allowance for loan losses is estimated by management to be adequate to provide for the loan loss allowance required by SFAS No. 114 along with any other potential losses.

At June 30, 2006, there were no significant commitments to lend additional funds with respect to non-accrual and restructured loans.

Non-accrual loans at June 30, 2006 and December 31, 2005 were $296,000 and $707,000, respectively, all of which were considered impaired.

Loans past due 90 days or more and still accruing interest amounted to $44,000 at June 30, 2006.

NOTE 3 - SHORT-TERM BORROWINGS

Securities sold under agreements to repurchase, and Federal Home Loan Bank advances generally represented overnight or less than 30-day borrowings. U.S. Treasury tax and loan notes for collections made by the Bank were payable on demand.

NOTE 4 - LONG-TERM BORROWINGS

Long-term borrowings are comprised of advances from the Federal Home Loan Bank.

NOTE 5 - DEFERRED COMPENSATION PLANS

The Bank has entered into certain non-qualified deferred compensation agreements with certain executive officers and directors. Expenses related to these non-qualified deferred compensation plans amounted to $64,000 and $77,000 for the six-month periods ended June 30, 2006 and 2005, respectively.

There were no substantial changes in other plans as disclosed in the 2005 Annual Report.

NOTE 6 - STOCKHOLDERS' EQUITY

Changes in stockholders' equity for the six-month period ended June 30, 2006 were as follows:

                (Amounts in Thousands, Except Common Share Data)

                                                                                               Accumulated
                                                                                                  Other
                                     Common     Common             Comprehensive   Retained   Comprehensive   Treasury
                                     Shares      Stock   Surplus       Income      Earnings   Income (Loss)     Stock     Total
                                   ----------   ------   -------   -------------   --------   -------------   --------   -------
Balance at January 1, 2006          1,258,337   $1,573    $3,127                   $24,616        $(303)       $  --     $29,013
Comprehensive Income:
   Net income                                                          $1,164        1,164                                 1,164
   Change in unrealized gain
      (loss) on investment
      securities available-for-
      sale net of
      reclassification
      adjustment and tax effects                                         (177)                     (177)                    (177)
                                                                       ------
      TOTAL COMPREHENSIVE INCOME                                       $  987
                                                                       ======
Issuance of 3,767 shares of
   common stock under
   dividend reinvestment and
   stock purchase plans                 3,767        5        99                                                             104
Purchase of 12,000 shares of
   treasury stock
                                                                                                                (337)       (337)
Retirement of 12,000 shares of
   treasury stock                     (12,000)     (15)     (322)                                                337          --
Cash dividends $.38 per share                                                         (476)                                 (476)
                                    ---------   ------    ------                   -------        -----        -----     -------
Balance at June 30, 2006            1,250,104   $1,563    $2,904                   $25,304        $(480)       $  --     $29,291
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

The Corporation may require collateral or other security to support financial instruments with off-balance sheet credit risk. The contract or notional amounts at June 30, 2006 and December 31, 2005 were as follows:

                                                                      (Amounts in Thousands)
                                                                      ----------------------
                                                                          June     December
                                                                        30, 2006   31, 2005
                                                                        --------   --------
Financial instruments whose contract amounts represent credit risk:
   Commitments to extend credit                                         $19,131     $20,418
   Financial standby letters of credit                                    1,527       1,498
   Performance standby letters of credit                                    619         570
   Dealer floor plans                                                       476       1,043

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

The Corporation granted commercial, consumer and residential loans to customers primarily within Pennsylvania. Of the total loan portfolio at June 30, 2006, 85.71% was for real estate loans, with significantly most being residential. It was the opinion of management that the high concentration did not pose an adverse credit risk. Further, it was management's opinion that the remainder of the loan portfolio was balanced and diversified to the extent necessary to avoid any significant concentration of credit.

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

The results of operations for the six-month period ended June 30, 2006, are not necessarily indicative of the results to be expected for the full year.

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

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of CCFNB Bancorp, Inc.:

We have reviewed the accompanying consolidated balance sheet of CCFNB Bancorp, Inc. and Subsidiary as of June 30, 2006, and the related consolidated statements of income for the three and six-month periods ended June 30, 2006 and 2005 and the consolidated statements of cash flows for the six-month periods ended June 30, 2006 and 2005. These consolidated interim financial statements are the responsibility of the management of CCFNB Bancorp, Inc. and Subsidiary.

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


/s/ J. H. Williams & Co., LLP

J.H. Williams & Co., LLP
Kingston, Pennsylvania
July 27, 2006

                               CCFNB BANCORP, INC.
                                    FORM 10-Q
                         FOR THE QUARTER ENDED JUNE 2006

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Consolidated Summary of Operations
(Dollars in Thousands, except for per share data)

                                           At and For the Six
                                                Months
                                            Ended June 30,                At and For the Years Ended December 31,
                                        ----------------------  ----------------------------------------------------------
                                           2006        2005        2005        2004         2003       2002        2001
                                        ----------  ----------  ----------  ----------  ----------  ----------  ----------
Income and Expense:
   Interest income                      $    6,261  $    5,547  $   11,442  $   10,843  $   11,221  $   12,780  $   13,720
   Interest expense                          2,453       1,940       4,131       3,669       4,366       5,741       6,924
                                        ----------  ----------  ----------  ----------  ----------  ----------  ----------
   Net interest income                       3,808       3,607       7,311       7,174       6,855       7,039       6,796
   Loan loss provision                          65          60          90         140         200         309         163
                                        ----------  ----------  ----------  ----------  ----------  ----------  ----------
   Net interest income after loan loss
      provision                              3,743       3,547       7,221       7,034       6,655       6,730       6,633
   Non-interest income                         869         829       1,713       1,530       1,508       1,210       1,149
   Non-interest expense                      3,092       3,039       6,077       5,746       5,409       5,479       5,104
                                        ----------  ----------  ----------  ----------  ----------  ----------  ----------
   Income before income taxes                1,520       1,337       2,857       2,818       2,754       2,461       2,678
   Income taxes                                356         281         631         601         591         539         621
                                        ----------  ----------  ----------  ----------  ----------  ----------  ----------
   Net income                           $    1,164  $    1,056  $    2,226  $    2,217  $    2,163  $    1,922  $    2,057
                                        ==========  ==========  ==========  ==========  ==========  ==========  ==========
Per Share: (1)
   Net income                           $      .93  $      .84  $     1.76  $     1.74  $     1.69  $     1.47  $     1.54
   Cash dividends paid                         .38         .36         .74         .70         .66         .63         .59
   Average shares outstanding            1,254,008   1,264,235   1,262,171   1,274,034   1,281,265   1,309,084   1,338,007
Average Balance Sheet:
   Loans                                $  156,712  $  149,628  $  150,065  $  147,348  $  149,485  $  147,545  $  139,219
   Investments                              50,976      56,627      54,943      61,999      58,152      54,197      50,593
   Other earning assets                      5,596       6,939       7,503       5,705       8,036       5,309       6,569
   Total assets                            233,523     230,659     230,081     231,477     230,975     223,476     208,630
   Deposits                                165,961     169,401     167,812     172,028     171,956     150,883     149,601
   Other interest-bearing liabilities       34,069      31,351      32,253      29,823      29,772      29,356      31,629
   Stockholders' equity                     29,152      28,605      28,789      28,136      27,223      26,615      25,890
Balance Sheet Data:
   Loans                                $  159,238  $  149,441  $  154,271  $  149,900  $  147,631  $  151,338  $  142,990
   Investments                              48,033      54,909      53,919      61,834      62,775      53,538      57,121
   Other earning assets                     10,633       9,054       6,239       6,233       6,882      10,068       9,644
   Total assets                            235,827     229,587     231,218     235,377     232,914     229,032     214,238
   Deposits                                168,062     167,562     164,847     172,487     171,786     172,127     155,666
   Other interest-bearing liabilities       36,904      31,925      35,910      30,080      32,325      28,621      31,384
   Stockholders' equity                     29,291      28,806      29,012      28,506      27,603      26,840      26,042
Ratios: (2)
   Return on average assets                   1.00%        .92%        .97%        .96%        .94%        .86%        .99%
   Return on average equity                   7.99%       7.38%       7.73%       7.88%       7.95%       7.22%       7.92%
   Dividend payout ratio                     40.89%      43.09%      41.92%      40.19%      39.02%      42.86%      38.31%
   Average equity to average assets
      ratio                                  12.48%      12.40%      12.51%      12.17%      11.79%      11.77%      12.16%

(1) Per share data has been calculated on the weighted average number of shares outstanding.

(2) The ratios for the six month period ending June 30, 2006 and 2005 are annualized.

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

EARNINGS SUMMARY

Net income for the six months ended June 30, 2006 was $1.2 million or $.93 per basic and diluted share. These results compare with net income of $1.1 million, or $.84 per basic and diluted share for the same period in 2005. Annualized return on average equity increased to 7.99 percent from 7.38 percent, while the annualized return on average assets increased to 1.00 percent from .92 percent, for the six months ended June 30, 2006 and 2005 respectively.

Net interest income continues to be the largest source of our operating income. Net interest income on a tax equivalent basis increased from $3.8 million at June 30, 2005 to $4.0 million at June 30, 2006. Overall, interest earning assets yielded 6.07 percent for the six months ended June 30, 2006 compared to 5.23 percent yield for the six months ended June 30, 2005. The tax equivalized interest margin increased to 3.72 percent for the six months ended June 30, 2006 compared to 3.58 percent for the six months ended June 30, 2005.

Average interest earning assets increased $.1 million or .05 percent for the six months ended June 30, 2006 over the same period in 2005 from $213.2 million at June 30, 2005 to $213.3 million at June 30, 2006. Average loans increased $7.1 million or 4.75 percent, average investments decreased $5.6 million or 9.89 percent from $56.6 million at June 30, 2005 to $51.0 million at June 30, 2006 and average federal funds sold and interest-bearing deposits with other financial institutions decreased $1.3 million or 18.84 percent from $6.9 million at June 30, 2005 to $5.6 million at June 30, 2006.

Average interest bearing liabilities for the six months ended June 30, 2006 and June 30, 2005 were $182.5 million. Average short-term borrowings were $20.0 million at June 30, 2005 and $22.8 million at June 30, 2006. Long-term debt, which includes primarily FHLB advances, was $11.3 million at June 30, 2005 and 2006. Average demand deposits decreased $.7 million from $18.2 million at June 30, 2005 compared to $17.5 million at June 30, 2006.

The average interest rate for loans increased 51 basis points to 6.64 percent at June 30, 2006 compared to 6.13 percent at June 30, 2005. Interest-bearing deposits with other Financial Institutions and Federal Funds Sold rates increased 236 basis points to 4.75 percent at June 30, 2006 from 2.39 percent at June 30, 2005. Average rates on interest bearing deposits increased by 40 basis points from 1.80 percent to 2.20 percent in one year. Average interest rates also increased on total interest bearing liabilities by 56 basis points to 2.69 percent from 2.13 percent. The cost of long-term debt averaged 5.94 percent for the past several years which negatively impacted net interest margin. This high costing liability will remain due to the fact that the Federal Home Loan Bank has the option to reprice these loans at their discretion. Until interest rates would rise to make the current 5.94 percent average rate unattractive, this in all probability will not occur. We will continue to price deposits conservatively.

NET INTEREST INCOME

Net interest income increased from $3.6 million at June 30, 2005 to $3.8 million at June 30, 2006.

The following table reflects the components of net interest income for each of the six months ended June 30, 2006 and 2005:

           ANALYSIS OF AVERAGE ASSETS, LIABILITIES AND CAPITAL EQUITY
                                       AND
                  NET INTEREST INCOME ON A TAX EQUIVALENT BASIS

AVERAGE BALANCE SHEET AND RATE ANALYSIS
(Dollars in Thousands)

                                                            Six Months Ended June 30, 2006 and 2005
                                                 --------------------------------------------------------------
                                                             Interest   Average              Interest   Average
                                                  Average    Income /   Yield /    Average   Income /   Yield /
                                                  Balance    Expense     Rate      Balance    Expense     Rate
                                                 --------   ---------   -------   --------   --------   -------
                                                    (1)        (2)                   (1)        (2)
ASSETS:
Interest-bearing deposits with other financial
   institutions                                  $    383     $    9      4.70%   $  2,079    $   19      1.83%
Investment securities (3)                          50,976      1,027      4.48%     56,627       987      3.82%
Federal funds sold                                  5,213        124      4.76%      4,860        64      2.63%
Loans                                             156,712      5,101      6.64%    149,628     4,477      6.13%
                                                 --------     ------              --------    ------
Total interest earning assets                    $213,284     $6,261      6.07%   $213,194    $5,547      5.23%
                                                 --------     ------              --------    ------
Reserve for loan losses                            (1,484)                          (1,456)
Cash and due from banks                             4,229                            6,000
Other assets                                       17,494                           12,921
                                                 --------                         --------
Total assets                                     $233,523                         $230,659
                                                 --------                         --------

LIABILITIES AND CAPITAL:
Interest bearing deposits                        $148,434     $1,634      2.20%   $151,185    $1,359      1.80%
Short-term borrowings                              22,762        483      4.24%     20,032       245      2.45%
Long-term borrowings                               11,307        336      5.94%     11,319       336      5.94%
                                                 --------     ------              --------    ------
Total interest-bearing liabilities               $182,503     $2,453      2.69%   $182,536    $1,940      2.13%
                                                 --------     ------              --------    ------
Demand deposits                                  $ 17,527                         $ 18,216
Other liabilities                                   4,341                            1,302
Stockholders' equity                               29,152                           28,605
                                                 --------                         --------
Total liabilities and capital                    $233,523                         $230,659
                                                 --------                         --------
NET INTEREST INCOME /                                         $3,808       3.57%              $3,607      3.38%
   NET INTEREST MARGIN (4)
TAX EQUIVALENT NET INTEREST INCOME /                          $3,967       3.72%              $3,815      3.58%
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

             CHANGE IN NET INTEREST INCOME ON A TAX EQUIVALENT BASIS

                                              Six Months Ended June 30, 2006
                                                    Compared with 2005
                                                  Increase (Decrease) (2)
                                             --------------------------------
                                             Volume        Rate         Total
                                             ------   --------------   ------
                                                      (In thousands)
Interest income:
   Loans (1)                                   434           763        1,197
   Investments (1)                            (216)          374          158
   Federal funds sold and other short-term
      investments                              (32)          164          132
                                              ----         -----        -----
Total Interest Income:                         186         1,301        1,487
Interest expense:
   Deposits                                    (50)          605          555
   Short-term borrowings                        67           359          426
   Long term debt                               (1)            0           (1)
                                              ----         -----        -----
Total Interest Expense:                         16           964          980
Net Interest Income:                           170           337          507

(1) Interest income is adjusted to a tax equivalent basis using a 34 percent tax rate.

(2) Variances resulting from a combination of changes in volume and rates are allocated to the categories in proportion to the absolute dollar amounts of the change in each category

The outstanding balance of loans at June 30, 2006 was $160.7 million and December 31, 2005 was $154.3 million.

Income from investment securities remained at $1.0 million at June 30, 2006 and 2005. The average balance of investment securities for the six months ended June 30, 2006 was $51.0 million compared to $56.6 million at June 30, 2005.

Total interest expense increased $5.5 million or 26.44 percent for the first six months of 2006 as compared to the first six months of 2005.

This percentage increase is attributable to volume increases along with rising interest rates, particularly in short term borrowings.

The average yield on interest earning assets increased from 5.23 percent to 6.07 percent as of June 30, 2005 and 2006, respectively.

NON-INTEREST INCOME

The following table presents the components of non-interest income for the six months ended June 30, 2006 and 2005:

                                       Six Months Ended
                                           June 30,
                                        (In thousands)
                                       ----------------
                                          2006   2005
                                          ----   ----
Service charges and fees                  $393   $400
Trust department income                     76     71
Gain on sale of loans                       20     23
Gain on cash surrender value of BOLI       131    131
Other                                      249    204
                                          ----   ----
   Total                                  $869   $829
                                          ----   ----

Non-interest income continues to represent a considerable source of our income. We are committed to increasing non-interest income. Increases will be from our existing sources of non-interest income and any new opportunities that may develop. For the six months ended June 30, 2006 and June 30, 2005 total non-interest income increased from $829 thousand at June 30, 2005 to $869 thousand at June 30, 2006. Service charges and fees decreased $7 thousand from $400 thousand at June 30 2005 to $393 thousand or 1.75 percent at June 30, 2006. This decrease is largely attributable to fees received in 2005 from early pay-off of loans.

Sales of fixed rate mortgages through the MPF and PHFA programs decreased in the first six months of 2006 compared to the first six months of 2005 resulting in gain on sale of loans decreasing from $23 thousand in 2005 to $20 thousand in 2006. The MPF loans are being serviced by CCFNB and the bank retains minimal credit risk. Other non-interest income increased $45 thousand from $204 thousand at June 30, 2005 to $249 thousand at June 30, 2006. This increase is primarily attributable to ATM and debit card related fees; from $59 thousand at June 30, 2005 to $66 thousand at June 30, 2006 and investment center income, from $62 thousand at June 30, 2005 to $97 thousand at June 30, 2006.

NON-INTEREST EXPENSE

The following table presents the components of non-interest expense for the six months ended June 30, 2006 and 2005:

                             Six Months Ended
                                 June 30,
                          ----------------------
                               2006     2005
                              ------   ------
                          (Dollars in Thousands)
Salaries and wages            $1,256   $1,132
Employee benefits                418      399
Net occupancy expense            226      231
Equipment expense                244      250
State shares tax                 144      141
Professional services            106      157
Director fees                     86       94
Stationery and supplies           74       76
Other expense                    538      559
                              ------   ------
   Total                      $3,092   $3,039
                              ------   ------

Non-interest expense increased 3.33 percent from $3.0 million at June 30, 2005 to $3.1 million at June 30, 2006.

Generally, non-interest expense accounts for the cost of maintaining facilities; providing salaries and benefits to employees; and paying for insurance, supplies, advertising, data processing services, taxes and other related expenses. Some of the costs and expenses are variable while others are fixed. To the extent possible, we utilize budgets and related measures to control variable expenses.

Salaries increased 10.95 percent from $1,132 thousand at June 30, 2005 to $1,256 thousand at 2006. Additionally, employee benefits increased 4.76 percent from $399 thousand at June 30, 2005 to $418 thousand at June 30, 2006. These increases were partially attributable to the addition of new personnel to increase business development and annual increases in salaries and cost of benefits.

Occupancy expense decreased 2.16 percent, from $231 thousand at June 30, 2005 to $226 thousand at June 30, 2006. This decrease is attributable to savings of miscellaneous occupancy, which includes heat and snow plowing. Equipment expense reflects a $6 thousand decrease for the first six months of 2006 compared to the first six months of 2005. This decrease is a result of less depreciation expense as some equipment has fully depreciated. Occupancy expense is expected to increase with the opening of our Berwick branch in the fourth quarter of 2006.

Pennsylvania Bank Shares Tax increased $3 thousand from $141 thousand at June 30, 2005 to $144 thousand at June 30, 2006.

Professional services decreased 32.48 percent from $157 thousand at June 30, 2005 to $106 thousand at June 30, 2006. This decrease is attributable to the Sarbanes Oxley (Sox 404) required project that is complete until SEC rulings are determined. We expect no SOX 404 expense in 2006. Additionally, set up fees attributable to the Overdraft Privilege Program are no longer applicable.

Director's fees decreased 8.51 percent from $94 thousand through June 30, 2005 compared to $86 thousand through June 30, 2006. Beginning January 2006, the Chairman of the Board fee decreased from $56 thousand annually to $40 thousand annually.

Stationery and supplies decreased $2 thousand in comparing June 30, 2005 at $76 thousand and June 30, 2006 at $74 thousand.

Other expenses decreased $21 thousand or 3.76 percent from $559 thousand at June 30, 2005 to $538 thousand at June 30, 2006. Telephone expenses for the second quarter 2006 compared to the second quarter of 2005 were the reason for a decrease of $9.2 thousand other expenses. This particular expense should continue to show a decrease in the future due to a recent review and recommendations by a third party consultant. Charge-offs in the deposit area for the first half of 2006 also decreased by $2.7 thousand compared to the first half of 2005. Donations through June 30, 2006 were $4.2 thousand less than through June 30, 2005. With the lowering of our past due loans, loan costs decreased $4.4 thousand from June 30, 2005 to June 30, 2006.

INCOME TAXES

Income tax expense as a percentage of pre-tax income was 23.42 percent for the six months ended June 30, 2006 compared with 21.02 percent for the same period in 2005. The effective tax rate for 2006 remains at 34 percent.

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

LIQUIDITY

Liquidity measures the ability to satisfy current and future cash flow needs as they become due. Maintaining a level of liquid funds through asset / liability management seeks to ensure that these needs are met at a reasonable cost. As of June 30, 2006, we had $48.0 million of securities available for sale recorded at their fair value, compared with $53.9 million at December 31, 2005. As of June 30, 2006, the investment securities available for sale had a net unrealized loss of $480 thousand, net of deferred taxes, compared with a net unrealized loss of $303 thousand, net of deferred taxes, at December 31, 2005. These securities are not considered trading account securities, which may be sold on a continuous basis, but rather are securities which may be sold to meet our various liquidity and interest rate requirements.

     In accordance with disclosures required by EITF NO. 03-1, the summary below reflects the gross unrealized losses and fair value, aggregated by investment category that individual securities have been in a continuous unrealized loss position for less than or more than 12 months as of June 30, 2006:

                                        Less than 12 months         12 months or more               Total
                                     ------------------------   ------------------------   ------------------------
                                                   Unrealized                 Unrealized                 Unrealized
     Description of Security          Fair Value      Loss       Fair Value      Loss       Fair Value      Loss
---------------------------------    -----------   ----------   -----------   ----------   -----------   ----------
Obligations of U.S. Government
Corporations and Agencies:
   Mortgage backed                   $ 6,325,191    $ 59,623    $11,365,944    $416,331    $17,691,135    $475,954
   Other                               7,618,932     129,111     13,442,605     307,395     21,061,537     436,506
Obligations of State and Political
Subdivisions                             806,562      19,109                                   806,562      19,109
Marketable Equity Securities             330,815      17,638         34,347       9,843        365,162      27,481
                                     -----------    --------    -----------    --------    -----------    --------
Total                                $15,081,500    $225,481    $24,842,896    $733,569    $39,924,396    $959,050
                                     -----------    --------    -----------    --------    -----------    --------

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

NON-PERFORMING ASSETS

Shown below is a summary of past due and non-accrual loans:

                            (Dollars in thousands)
                            -----------------------
                            June 30,   December 31,
                              2006          2005
                            --------   ------------
Past due and non-accrual:
   Days 30 - 89               $490        $1,229
   Days 90 plus                 44           130
   Non-accrual                 296           707
                              ----        ------
Total                         $830        $2,066

Past due and non-accrual loans decreased 61.90 percent from $2.1 million at December 31, 2005 to $.8 million at June 30, 2006. The loan delinquency expressed as a ratio to total loans was .52 percent at June 30, 2006 and 1.34 percent at December 31, 2005.

The provision for loan losses for the first six months of 2006 was $65 thousand compared to the first six months of 2005 at $60 thousand. Management is diligent in its efforts to reduce delinquencies and continues to monitor and review current loans to foresee future delinquency occurrences and react to them quickly.

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

The following analysis provides a schedule of loan maturities / interest rate sensitivities. This schedule presents a repricing and maturity analysis as required by the FFIEC:

                MATURITY AND REPRICING DATA FOR LOANS AND LEASES

                                                                                        (Dollars in
                                                                                         Thousands)
                                                                                          June 30,
                                                                                            2006
                                                                                        -----------
Closed-end loans secured by first liens and 1-4 family residential properties with a remaining maturity or repricing frequency of:
      (1) Three months or less                                                           $  4,023
      (2) Over three months through 12 months                                              11,944
      (3) Over one year through three years                                                28,561
      (4) Over three years through five years                                               6,705
      (5) Over five years through 15 years                                                 19,269
      (6) Over 15 years                                                                       327
All loans and leases other than closed-end loans secured by first liens on 1-4 family residential properties with a remaining maturity or repricing frequency of:
      (1) Three months or less                                                             19,562
      (2) Over three months through 12 months                                               9,502
      (3) Over one year through three years                                                31,486
      (4) Over three years through five years                                              14,350
      (5) Over five years through 15 years                                                 13,769
      (6) Over 15 years                                                                       903
                                                                                         --------
          Sub-total                                                                      $160,401
Add: Non-accrual loans not included above                                                     296
Less: Unearned income                                                                         (21)
                                                                                         --------
          Total Loans and Leases                                                         $160,676

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

The following table presents a summary of CCFNB's loan loss experience as of the dates indicated:

                                                         For the Six Months
                                                          Ending June 30,
                                                        Amounts in thousands
                                                        --------------------
                                                          2006       2005
                                                        --------   --------
Average loans outstanding:                              $156,712   $149,628
                                                        --------   --------
Total loans at end of period                             160,676    149,441
                                                        --------   --------
Balance at beginning of period                          $  1,553   $  1,392
   Total charge-offs                                        (199)       (22)
   Total recoveries                                           19         39
                                                        --------   --------
   Net (charge-offs) recoveries                             (180)        17
   Provision for loan losses                                  65         60
                                                        --------   --------
Balance at end of period                                $  1,438   $  1,469
                                                        --------   --------
Net (charge-offs) recoveries as a percent of average
   loans outstanding during period                           .11%      (.01)%
Allowance for loan losses as a percent of total loans        .89%       .98%

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

We exceed all minimum capital requirements as reflected in the following table:

                                                       June 30, 2006         December 31, 2005
                                                   ---------------------   ---------------------
                                                                 Minimum                 Minimum
                                                   Calculated   Standard   Calculated   Standard
                                                     Ratios      Ratios      Ratios      Ratios
                                                   ----------   --------   ----------   --------
Risk Based Ratios:
Tier I Capital to risk-weighted assets               18.30%       4.00%      19.24%       4.00%
Total Qualifying Capital to risk-weighted assets     19.29%       8.00%      20.32%       8.00%

Additionally, certain other ratios also provide capital analysis as follows:

                                   March 31,   December 31,
                                      2006         2005
                                   ---------   ------------
Tier I Capital to average assets     12.29%       12.74%

We believe that the bank's current capital position and liquidity positions are strong and that its capital position is adequate to support its operations.

Book value per share amounted to $23.43 at June 30, 2006, compared with $23.06 per share at December 31, 2005.

Cash dividends declared amounted to $.38 per share for the six months ended June 30, 2006, equivalent to a dividend payout ratio of 40.89 percent, compared with
43.09 percent for the same period in 2005. Our Board of Directors continues to believe that cash dividends are an important component of shareholder value and that, at the bank's current level of performance and capital, we expect to continue our current dividend policy of a quarterly cash distribution of earnings to our shareholders.

The following table presents information on the shares of our common stock that we repurchased during the second quarter of 2006:

                               CCFNB BANCORP, INC.
                      ISSUER PURCHASES OF EQUITY SECURITIES

                                                        NUMBER OF SHARES
                                                      PURCHASED AS PART OF   NUMBER OF SHARES THAT
                      NUMBER OF SHARES   PRICE PAID    PUBLICLY ANNOUNCED     MAY YET BE PURCHASED
      PERIOD              PURCHASED       PER SHARE        PROGRAM (1)         UNDER THE PROGRAM
      ------          ----------------   ----------   --------------------   ---------------------
04/11/06 - 04/11/06         2,000          $28.40             2,000                  58,000
04/27/06 - 04/27/06         2,000          $28.25             2,000                  56,000
05/04/06 - 05/04/06         2,000          $28.00             2,000                  54,000
06/30/06 - 06/30/06         2,000          $28.00             2,000                  52,000
                            -----                             -----
       TOTAL                8,000                             8,000

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

     The CEO and PFO have evaluated the changes to our internal controls over financial reporting that occurred during our fiscal quarter ended June 30, 2006, as required by paragraph (d) Rules 13a - 15 and 15d - 15 under the Securities Exchange Act of 1934, as amended, and have concluded that there were no changes that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

     March 10, 2006 - Proxy dated December 31, 2005

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

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report on Form 10-Q for the period ended June 30, 2006, to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CCFNB BANCORP, INC.
                                        (Registrant)


                                        By /s/ Lance O. Diehl
                                           -------------------------------------
                                           Lance O. Diehl
                                           President and CEO

                                        Date: August 8, 2006


                                        By /s/ Virginia D. Kocher
                                           -------------------------------------
                                           Virginia D. Kocher
                                           Treasurer

                                        Date: August 8, 2006