Form 10-Q
period 2006-09-30
CCFNB BANCORP INC
filed 2006-11-13
CIK 731122

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 1,243,834 shares of $1.25
(par) common stock were outstanding as of 10/31/06.

CCFNB BANCORP, INC. AND SUBSIDIARY
TABLE OF CONTENTS
SEPTEMBER 30, 2006

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

CCFNB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

                                                               Unaudited
                                                               September   December
                                                                30, 2006   31, 2005
                                                               ---------   --------
ASSETS
Cash and due from banks                                        $  4,171    $  5,123
Interest-bearing deposits with other banks                          380       1,110
Federal funds sold                                                8,218       5,129
Investment securities available-for-sale                         51,276      53,919
Loans, net of unearned income                                   160,294     154,271
Allowance for loan losses                                         1,488       1,552
                                                               --------    --------
   Net loans                                                    158,806     152,719
Premises and equipment, net                                       4,772       4,837
Cash surrender value of bank-owned life insurance                 6,708       6,480
Accrued interest receivable                                       1,076         959
Other assets                                                      1,050         942
                                                               --------    --------
      TOTAL ASSETS                                             $236,457    $231,218
                                                               ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits:
   Non-interest bearing                                        $ 18,190    $ 18,249
   Interest bearing                                             146,623     146,598
                                                               --------    --------
      Total deposits                                            164,813     164,847
Short-term borrowings                                            28,844      24,600
Long-term borrowings                                             11,301      11,310
Accrued interest and other expenses                               1,593       1,442
Other liabilities                                                     3           6
                                                               --------    --------
      TOTAL LIABILITIES                                         206,554     202,205
                                                               --------    --------
STOCKHOLDERS' EQUITY
Common stock, par value $1.25 per share; authorized
   5,000,000 shares; issued and outstanding 1,245,834 shares
   in 2006 and 1,258,337 shares in 2005                           1,557       1,573
Surplus                                                           2,791       3,127
Retained earnings                                                25,725      24,616
Accumulated other comprehensive income (loss)                      (170)       (303)
                                                               --------    --------
      TOTAL STOCKHOLDERS' EQUITY                                 29,903      29,013
                                                               --------    --------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $236,457    $231,218
                                                               ========    ========

See accompanying notes to Consolidated Financial Statements.

CCFNB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS EXCEPT PER SHARE DATA)
UNAUDITED

                                                     For the Nine Months       For the Three Months
                                                     Ending September 30,      Ending September 30,
                                                   -----------------------   -----------------------
                                                      2006         2005         2006         2005
                                                   ----------   ----------   ----------   ----------
INTEREST AND DIVIDEND INCOME
Interest and fees on loans:
   Taxable                                         $    7,584   $    6,475   $    2,686   $    2,215
   Tax-exempt                                             313          329          110          112
Interest and dividends on investment securities:
   Taxable                                              1,242        1,116          429          356
   Tax-exempt                                             217          275           58           89
   Dividends                                               83           61           28           20
Federal funds sold                                        255          135          131           71
Deposits in other banks                                    26           40           17           21
                                                   ----------   ----------   ----------   ----------
      TOTAL INTEREST AND DIVIDEND INCOME                9,720        8,431        3,459        2,884
                                                   ----------   ----------   ----------   ----------
INTEREST EXPENSE
Deposits                                                2,525        2,079          891          720
Short-term borrowings                                     810          415          327          170
Long-term borrowings                                      507          507          171          171
                                                   ----------   ----------   ----------   ----------
      TOTAL INTEREST EXPENSE                            3,842        3,001        1,389        1,061
                                                   ----------   ----------   ----------   ----------
Net interest income                                     5,878        5,430        2,070        1,823
Provision for loan losses                                 127           90           62           30
                                                   ----------   ----------   ----------   ----------
      NET INTEREST INCOME AFTER PROVISION
         FOR LOAN LOSSES                                5,751        5,340        2,008        1,793
                                                   ----------   ----------   ----------   ----------
NON-INTEREST INCOME
Service charges and fees                                  618          616          225          216
Gain on sale of loans                                      32           29           12            6
Bank-owned life insurance income                          194          193           63           62
Trust department                                          114          106           38           35
Other                                                     433          310          184          106
                                                   ----------   ----------   ----------   ----------
      TOTAL NON-INTEREST INCOME                         1,391        1,254          522          425
                                                   ----------   ----------   ----------   ----------
NON-INTEREST EXPENSE
Salaries                                                1,914        1,726          658          594
Pensions and other employee benefits                      612          596          194          197
Occupancy, net                                            339          346          113          115
Equipment                                                 364          389          120          139
State shares tax                                          228          211           84           70
Professional services                                     158          220           52           63
Directors' fees                                           125          142           39           48
Stationery and supplies                                   103           98           29           22
Other                                                     875          829          337          270
                                                   ----------   ----------   ----------   ----------
      TOTAL NON-INTEREST EXPENSE                        4,718        4,557        1,626        1,518
                                                   ----------   ----------   ----------   ----------
Income before income taxes                              2,424        2,037          904          700
Income tax expense                                        590          433          234          152
                                                   ----------   ----------   ----------   ----------
      NET INCOME                                   $    1,834   $    1,604   $      670   $      548
                                                   ==========   ==========   ==========   ==========
PER SHARE DATA
Net income                                         $     1.47   $     1.27   $     0.54   $     0.43
Cash dividends                                     $     0.58   $     0.55   $     0.20   $     0.19
Weighted average shares outstanding                 1,251,832    1,263,405    1,251,832    1,263,405

See accompanying notes to Consolidated Financial Statements.

CCFNB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
UNAUDITED

                                                                          For the Nine Months
                                                                         Ending September 30,
                                                                         --------------------
                                                                            2006       2005
                                                                          --------   -------
OPERATING ACTIVITIES
Net income                                                                $  1,834   $ 1,604
Adjustments to reconcile net income to net cash provided by operating activities:
   Provision for loan losses                                                   127        90
   Depreciation and amortization                                               274       315
   Premium amortization on investment securities                                85       195
   Discount accretion on investment securities                                 (14)       (8)
   Deferred income taxes (benefit)                                             (65)      (87)
   (Gain) on sale of loans                                                     (32)      (29)
   Proceeds from sale of mortgage loans                                      1,650     1,536
   Originations of mortgage loans for resale                                (1,713)   (1,239)
   (Income) from investment in insurance agency                                (10)      (16)
   (Increase) in accrued interest receivable and other assets                 (219)     (108)
   Net (increase) in cash surrender value of bank-owned life insurance        (228)     (227)
   Increase in accrued interest, other expenses and other liabilities          149        31
                                                                          --------   -------
       NET CASH PROVIDED BY OPERATING ACTIVITIES                             1,838     2,057
                                                                          --------   -------
INVESTING ACTIVITIES
Purchase of investment securities available-for-sale                       (10,560)   (1,058)
Proceeds from sales, maturities and redemptions of investment
   securities available-for-sale                                            13,334     9,645
Net (increase) in loans                                                     (6,121)   (1,730)
Purchases of premises and equipment                                           (208)     (729)
                                                                          --------   -------
       NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                  (3,555)    6,128
                                                                          --------   -------
FINANCING ACTIVITIES
Net increase (decrease) in deposits                                            (34)   (8,452)
Net increase in short-term borrowings                                        4,244       414
Net (decrease) in long-term borrowings                                          (9)       (9)
Acquisition of treasury stock                                                 (505)     (335)
Proceeds from issuance of common stock                                         153       158
Cash dividends paid                                                           (725)     (695)
                                                                          --------   -------
       NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                   3,124    (8,919)
                                                                          --------   -------
       INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      1,407      (734)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                            11,362    12,833
                                                                          --------   -------
       CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $ 12,769   $12,099
                                                                          ========   =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
   Interest                                                               $  3,785   $ 2,991
   Income taxes                                                           $    581   $   443

See accompanying notes to Consolidated Financial Statements.

CCFNB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

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

NATURE OF OPERATIONS & LINES OF BUSINESS

The Corporation provides full banking services, including trust services, through the Bank, to individuals and corporate customers. The Bank has eight offices covering an area of approximately 484 square miles in Northcentral Pennsylvania. The Corporation and its banking subsidiary are subject to regulation of the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation and the Federal Reserve Bank of Philadelphia.

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

Debt securities not classified as held-to-maturity and equity securities included in the available-for-sale category are carried at fair value, and the amount of any unrealized gain or loss net of the effect of deferred income taxes is reported as other comprehensive income (loss) (see Note 6). Management's decision to sell available-for-sale securities is based on changes in economic conditions controlling the sources and uses of funds, terms, availability of and yield of alternative investments, interest rate risk, and the need for liquidity.

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

DERIVATIVES

The Bank has outstanding loan commitments that relate to the origination of mortgage loans that will be held for resale. Pursuant to Statement of Financial Accounting Standards (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", and SFAS No. 149 "Amendments to SFAS 133 on Derivative Instruments and Hedging Activities" and the guidance contained in the Derivatives Implementation Group Statement 133 Implementation Issue No. C 13, the Bank has accounted for such loan commitments as derivative instruments. The outstanding loan commitments in this category did not give rise to any losses for the nine-month period ended September 30, 2006 and the year ended December 31, 2005, as the fair market value of each outstanding loan commitment exceeded the Bank's cost basis in each loan commitment.

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

INVESTMENT IN INSURANCE AGENCY

On January 2, 2001, the Corporation acquired a 50% interest in a local insurance agency, a corporation organized under the laws of the Commonwealth of Pennsylvania. The income or loss from this investment is accounted for under the equity method of accounting. The carrying value of this investment as of September 30, 2006 and December 31, 2005 was $209,000 and $199,000,
respectively, and is carried in other assets in the accompanying consolidated balance sheets.

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

PER SHARE DATA

Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share", requires dual presentation of basic and diluted earnings per share. Basic earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding at the end of each period. Diluted earnings per share is calculated by increasing the denominator for the assumed conversion of all potentially dilutive securities. The Corporation does not have any securities which have or will have a dilutive effect; accordingly, basic and diluted per share data are the same.

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

In May 2005, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 154, "Accounting Changes and Error Corrections" which modifies the accounting for and reporting of a change in an accounting principle. This statement applies to all voluntary changes in accounting principles and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement also requires retrospective application to prior period financial statements of changes in accounting principles, unless it is impractical to determine either the period-specific or cumulative effects of the accounting change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 is not expected to have a material impact on the Corporation's consolidated financial condition or results of operation.

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

ADVERTISING COSTS

It is the Corporation's policy to expense advertising costs in the period in which they are incurred. Advertising expense for the nine-month periods ended September 30, 2006 and 2005 was approximately $71,000 and $61,000, respectively.

RECLASSIFICATION

Certain amounts in the consolidated financial statements of the prior years have been reclassified to conform with presentation used in the 2006 consolidated financial statements. Such reclassifications had no effect on the Corporation's consolidated financial condition or net income.

NOTE 2 - ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses for the nine-month periods ended September 30, 2006 and 2005 were as follows:

                                    (Amounts in
                                     Thousands)
                                  ---------------
                                   2006     2005
                                  ------   ------
Balance, beginning of year        $1,552   $1,392
Provision charged to operations      127       90
Loans charged-off                   (216)     (31)
Recoveries                            25       51
                                  ------   ------
Balance, September 30             $1,488   $1,502
                                  ======   ======

At September 30, 2006, the total recorded investment in loans that are considered to be impaired as defined by SFAS No. 114 was $167,000. These impaired loans had a related allowance for loan losses of $42,000. No additional charge to operations was required to provide for the impaired loans since the total allowance for loan losses is estimated by management to be adequate to provide for the loan loss allowance required by SFAS No. 114 along with any other potential losses.

At September 30, 2006, there were no significant commitments to lend additional funds with respect to non-accrual and restructured loans.

Non-accrual loans at September 30, 2006 and December 31, 2005 were $167,000 and $707,000, respectively, all of which were considered impaired.

Loans past due 90 days or more and still accruing interest amounted to $24,000 at September 30, 2006.

NOTE 3 - SHORT-TERM BORROWINGS

Securities sold under agreements to repurchase, and Federal Home Loan Bank advances generally represented overnight or less than 30-day borrowings. U.S. Treasury tax and loan notes for collections made by the Bank were payable on demand.

NOTE 4 - LONG-TERM BORROWINGS

Long-term borrowings are comprised of advances from the Federal Home Loan Bank.

NOTE 5 - DEFERRED COMPENSATION PLANS

The Bank has entered into certain non-qualified deferred compensation agreements with certain executive officers and directors. The additional expenses related to these non-qualified deferred compensation plans amounted to $98,000 and $95,000 for the nine-month periods ended September 30, 2006 and 2005, respectively.

There were no substantial changes in other plans as disclosed in the 2005 Annual Report.

NOTE 6 - STOCKHOLDERS' EQUITY

Changes in stockholders' equity for the nine-month period ended September 30, 2006 were as follows:

                                                        (Amounts in Thousands, Except Common Share Data)
                                     -------------------------------------------------------------------------------------
                                                                                           Accumulated
                                                                                              Other
                                                                                          Comprehensive
                                       Common   Common           Comprehensive  Retained      Income     Treasury
                                       Shares    Stock  Surplus      Income     Earnings      (Loss)       Stock    Total
                                     ---------  ------  -------  -------------  --------  -------------  --------  -------
Balance at January 1, 2006           1,258,337  $1,573  $3,127                  $24,616       $(303)      $  --    $29,013
Comprehensive Income:
   Net income                               --      --      --      $1,834        1,834          --          --     1,834
   Change in unrealized gain (loss)
      on investment securities
      available- for-sale net of
      reclassification adjustment
      and tax effects                       --      --      --         133           --         133          --       133
                                                                    ------
         TOTAL COMPREHENSIVE INCOME                                 $1,967
                                                                    ======
Issuance of 5,497 shares of
   common stock under dividend
   reinvestment and stock
   purchase plans                        5,497       7     146                       --          --          --        153
Purchase of 18,000 shares of
   treasury stock                           --      --      --                       --          --        (505)      (505)
Retirement of 18,000 shares of
   treasury stock                      (18,000)    (23)   (482)                      --          --         505         --
Cash dividends $.58 per share               --      --      --                     (725)         --          --       (725)
                                     ---------  ------  ------                  -------       -----       -----    -------
Balance at September 30, 2006        1,245,834  $1,557  $2,791                  $25,725       $(170)      $  --    $29,903
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

The Corporation may require collateral or other security to support financial instruments with off-balance sheet credit risk. The contract or notional amounts at September 30, 2006 and December 31, 2005 were as follows:

                                           (Amounts in Thousands)
                                           ----------------------
                                            September   December
                                             30, 2006   31, 2005
                                           ----------   ---------
Financial instruments whose contract
   amounts represent credit risk:
   Commitments to extend credit              $18,414     $20,418
   Financial standby letters of credit         1,352       1,498
   Performance standby letters of credit         556         570
   Dealer floor plans                            358       1,043

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

The Corporation granted commercial, consumer and residential loans to customers primarily within Pennsylvania. Of the total loan portfolio at September 30, 2006, 85.0% was for real estate loans, with significantly most being residential. It was the opinion of management that the high concentration did not pose an adverse credit risk. Further, it was management's opinion that the remainder of the loan portfolio was balanced and diversified to the extent necessary to avoid any significant concentration of credit.

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

The results of operations for the nine-month period ended September 30, 2006, are not necessarily indicative of the results to be expected for the full year.

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

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of CCFNB Bancorp, Inc.:

We have reviewed the accompanying consolidated balance sheet of CCFNB Bancorp, Inc. and Subsidiary as of September 30, 2006, and the related consolidated statements of income for the three and nine-month periods ended September 30, 2006 and 2005 and the consolidated statements of cash flows for the nine-month periods ended September 30, 2006 and 2005. These consolidated interim financial statements are the responsibility of the management of CCFNB Bancorp, Inc. and Subsidiary.

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

J.H. Williams & Co., LLP
October 26, 2006

                               CCFNB BANCORP, INC.
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2006

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Consolidated Summary of Operations
(Dollars in Thousands, except for per share data)

                                          At and For the Nine
                                                 Months
                                          Ended September 30,                 At and For the Years Ended December 31,
                                        -----------------------   --------------------------------------------------------------
                                           2006         2005         2005         2004         2003         2002         2001
                                        ----------   ----------   ----------   ----------   ----------   ----------   ----------
Income and Expense:
   Interest income                      $    9,720   $    8,431   $   11,442   $   10,843   $   11,221   $   12,780   $   13,720
   Interest expense                          3,842        3,001        4,131        3,669        4,366        5,741        6,924
                                        ----------   ----------   ----------   ----------   ----------   ----------   ----------
   Net interest income                       5,878        5,430        7,311        7,174        6,855        7,039        6,796
   Loan loss provision                         127           90           90          140          200          309          163
                                        ----------   ----------   ----------   ----------   ----------   ----------   ----------
   Net interest income after loan
      loss provision                         5,751        5,340        7,221        7,034        6,655        6,730        6,633
   Non-interest income                       1,391        1,254        1,713        1,530        1,508        1,210        1,149
   Non-interest expense                      4,718        4,557        6,077        5,746        5,409        5,479        5,104
                                        ----------   ----------   ----------   ----------   ----------   ----------   ----------
   Income before income taxes                2,424        2,037        2,857        2,818        2,754        2,461        2,678
   Income taxes                                590          433          631          601          591          539          621
                                        ----------   ----------   ----------   ----------   ----------   ----------   ----------
   Net income                           $    1,834   $    1,604   $    2,226   $    2,217   $    2,163   $    1,922   $    2,057
                                        ----------   ----------   ----------   ----------   ----------   ----------   ----------
Per Share: (1)
   Net income                           $     1.47   $     1.27   $     1.76   $     1.74   $     1.69   $     1.47   $     1.54
   Cash dividends paid                         .58          .55          .74          .70          .66          .63          .59
   Average shares outstanding            1,251,832    1,263,405    1,262,171    1,274,034    1,281,265    1,309,084    1,338,007
Average Balance Sheet:
   Loans                                $  158,036   $  149,342   $  150,065   $  147,348   $  149,485   $  147,545   $  139,219
   Investments                              50,822       56,972       54,943       61,999       58,152       54,197       50,593
   Other earning assets                      7,470        7,769        7,503        5,705        8,036        5,309        6,569
   Total assets                            233,838      230,459      230,081      231,477      230,975      223,476      208,630
   Deposits                                166,541      168,878      167,812      172,028      171,956      150,883      149,601
   Other interest-bearing liabilities       35,636       31,730       32,253       29,823       29,772       29,356       31,629
   Stockholders' equity                     29,458       28,721       28,789       28,136       27,223       26,615       25,890
Balance Sheet Data:
   Loans                                $  160,294   $  151,381   $  154,271   $  149,900   $  147,631   $  151,338   $  142,990
   Investments                              51,276       52,598       53,919       61,834       62,775       53,538       57,121
   Other earning assets                      8,598        6,961        6,239        6,233        6,882       10,068        9,644
   Total assets                            236,457      227,786      231,218      235,377      232,914      229,032      214,238
   Deposits                                164,813      164,035      164,847      172,487      171,786      172,127      155,666
   Other interest-bearing liabilities       40,145       33,485       35,910       30,080       32,325       28,621       31,384
   Stockholders' equity                     29,903       28,934       29,012       28,506       27,603       26,840       26,042
Ratios: (2)
   Return on average assets                   1.05%         .93%         .97%         .96%         .94%         .86%         .99%
   Return on average equity                   8.30%        7.45%        7.73%        7.88%        7.95%        7.22%        7.92%
   Dividend payout ratio                     39.53%       41.33%       41.92%       40.19%       39.02%       42.86%       38.31%
   Average equity to average assets
      ratio                                  12.60%       12.46%       12.51%       12.17%       11.79%       11.77%       12.16%

(1) Per share data has been calculated on the weighted average number of shares outstanding.

(2) The ratios for the nine month period ending September 30, 2006 and 2005 are annualized.

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

EARNINGS SUMMARY

Net income for the nine months ended September 30, 2006 was $1,834 thousand or $1.47 per basic and diluted share. These results compare with net income of $1,604 thousand, or $1.27 per basic and diluted share for the same period in 2005. Annualized return on average equity increased to 8.30 percent from 7.45 percent, while the annualized return on average assets increased to 1.05 percent from .93 percent for the nine months ended September 30, 2006 and 2005 respectively.

Net interest income continues to be the largest source of our operating income. Net interest income on a tax equivalent basis increased from $5.7 million at September 30, 2005 to $6.1 million at September 30, 2006. Overall, interest earning assets yielded 6.17 percent for the nine months ended September 30, 2006 compared to 5.44 percent yield for the nine months ended September 30, 2005. The tax equivalized interest margin increased to 3.78 percent for the nine months ended September 30, 2006 compared to 3.58 percent for the nine months ended September 30, 2005.

Average interest earning assets increased $2.2 million or 1.03 percent for the nine months ended September 30, 2006 over the same period in 2005 from $214.1 million at September 30, 2005 to $216.3 million at September 30, 2006. Average loans increased $8.7 million or 5.83 percent, from $149.3 million at September 30, 2005 to $216.3 million at September 30, 2006; .average investments decreased $6.2 million or 10.88 percent from $57.0 million at September 30, 2005 to $50.8 million at September 30, 2006 and average federal funds sold and interest-bearing deposits with other financial institutions decreased $.3 million or 3.85 percent from $7.8 million at September 30, 2005 to $7.5 million at September 30, 2006.

Average interest bearing liabilities for the nine months ended September 30, 2005 was $183.4 million compared to $184.1 million at September 30, 2006. Average short-term borrowings were $20.4 million at September 30, 2005 and $24.3 million at September 30, 2006. Long-term debt, which includes primarily FHLB advances, was $11.3 million at September 30, 2005 and 2006. Average demand deposits increased $.8 million from $17.2 million at September 30, 2005 compared to $18.0 million at September 30, 2006.

The average interest rate for loans increased 43 basis points to 6.66 percent at September 30, 2006 compared to 6.23 percent at September 30, 2005. Interest-bearing deposits with other Financial Institutions and Federal Funds Sold rates increased 201 basis points to 5.01 percent at September 30, 2006 from
3.00 percent at September 30, 2005. Average rates on interest bearing deposits increased by 44 basis points from 1.83 percent to 2.27 percent in one year. Average interest rates also increased on total interest bearing liabilities by 60 basis points to 2.78 percent from 2.18 percent. The cost of long-term debt averaged 5.97 percent for the past several years which negatively impacted net interest margin. This high costing liability will remain due to the fact that the Federal Home Loan Bank has the option to reprice these loans at their discretion. Until interest rates would rise to make the current 5.97 percent average rate unattractive, this in all probability will not occur. We will continue to price deposits conservatively.

NET INTEREST INCOME

Net interest income increased from $5.4 million at September 30, 2005 to $5.9 million at September 30, 2006.

The following table reflects the components of net interest income for each of the nine months ended September 30, 2006 and 2005:

           ANALYSIS OF AVERAGE ASSETS, LIABILITIES AND CAPITAL EQUITY
                                       AND
                  NET INTEREST INCOME ON A TAX EQUIVALENT BASIS

AVERAGE BALANCE SHEET AND RATE ANALYSIS
(Dollars in Thousands)

                                               Nine Months Ended September 30, 2006 and 2005
                                       -------------------------------------------------------------
                                                  Interest   Average              Interest   Average
                                        Average   Income /   Yield /    Average   Income /   Yield /
                                        Balance    Expense     Rate     Balance    Expense     Rate
                                       --------   --------   -------   --------   --------   -------
                                          (1)        (2)                  (1)        (2)
ASSETS:
Interest-bearing deposits with other
   financial institutions              $    676    $   26     5.13%    $  1,843    $   40     2.89%
Investment securities (3)                50,822     1,542     4.34%      56,972     1,452     3.73%
Federal funds sold                        6,794       255     5.00%       5,926       135     3.04%
Loans                                   158,036     7,897     6.66%     149,342     6,804     6.23%
                                       --------    ------              --------    ------
Total interest earning assets          $216,328    $9,720     6.17%    $214,083    $8,431     5.44%
                                       --------    ------              --------    ------
Reserve for loan losses                  (1,478)                         (1,447)
Cash and due from banks                   4,240                           4,851
Other assets                             14,748                          12,972
                                       --------                        --------
Total assets                           $233,838                        $230,459
                                       --------                        --------

LIABILITIES AND CAPITAL:
Interest bearing deposits              $148,504    $2,525     2.27%    $ 151,673    $2,079     1.83%
Short-term borrowings                    24,331       810     4.44%       20,412       416     2.72%
Long-term borrowings                     11,305       507     5.98%       11,318       506     5.96%
                                       --------    ------              ---------    ------
Total interest-bearing liabilities     $184,140    $3,842     2.78%    $ 183,403    $3,001     2.18%
                                       --------    ------              ---------    ------
Demand deposits                        $ 18,037                        $  17,205
Other liabilities                         2,203                            1,130
Stockholders' equity                     29,458                           28,721
                                       --------                        ---------
Total liabilities and capital          $233,838                        $ 230,459
                                       --------                        ---------
NET INTEREST INCOME /
   NET INTEREST MARGIN (4)                         $5,878     3.62%                 $5,430     3.38%
TAX EQUIVALENT NET INTEREST INCOME /
   NET INTEREST MARGIN (5)                         $6,134     3.78%                 $5,741     3.58%

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

             CHANGE IN NET INTEREST INCOME ON A TAX EQUIVALENT BASIS

                                             Nine Months Ended September 30, 2006
                                                      Compared with 2005
                                                    Increase (Decrease) (2)
                                             ------------------------------------
                                                   Volume    Rate     Total
                                                   ------   ------   ------
                                                        (In thousands)
Interest income:
   Loans (1)                                       $ 542    $  642   $1,184
   Investments (1)                                  (229)      348      119
   Federal funds sold and other short-term
      investments                                     (9)      157      148
                                                   -----    ------   ------
Total Interest Income:                             $ 304    $1,147   $1,451
Interest expense:
   Deposits                                        $ (58)   $  667   $  609
   Short-term borrowings                             107       351      458
   Long term debt                                     (1)        2        1
                                                   -----    ------   ------
Total Interest Expense:                            $  48    $1,020   $1,068
Net Interest Income:                               $ 256    $  127   $  383

(1) Interest income is adjusted to a tax equivalent basis using a 34 percent tax rate.

(2) Variances resulting from a combination of changes in volume and rates are allocated to the categories in proportion to the absolute dollar amounts of the change in each category

The outstanding balance of loans at September 30, 2006 was $160.3 million and December 31, 2005 was $154.3 million.

Income from investment securities remained at $1.5 million at September 30, 2006 and 2005. The average balance of investment securities for the nine months ended September 30, 2006 was $50.8 million compared to $57.0 million at September 30, 2005.

Total interest expense increased $.8 million or 26.66 percent for the first nine months of 2006 as compared to the first nine months of 2005.

This percentage increase is attributable to volume increases along with rising interest rates, particularly in short term borrowings.

The average yield on interest earning assets increased from 5.44 percent to 6.17 percent as of September 30, 2005 and 2006, respectively.

NON-INTEREST INCOME

The following table presents the components of non-interest income for the nine months ended September 30, 2006 and 2005:

                                         Nine Months
                                            Ended
                                        September 30,
                                        (In thousands)
                                       ---------------
                                        2006     2005
                                       ------   ------
Service charges and fees               $  618   $  616
Trust department income                   114      106
Gain on sale of loans                      32       29
Gain on cash surrender value of BOLI      194      193
Other                                     433      310
                                       ------   ------
   Total                               $1,391   $1,254
                                       ------   ------

Non-interest income continues to represent a considerable source of our income. We are committed to increasing non-interest income. Increases will be from our existing sources of non-interest income and any new opportunities that may develop. For the nine months ended September 30, 2006 and September 30, 2005 total non-interest income increased from $1,254 thousand at September 30, 2005 to $1,391 thousand at September 30, 2006. Service charges and fees increased $2 thousand from $616 thousand at September 30, 2005 to $618 thousand or .32 percent at September 30, 2006.

Sales of fixed rate mortgages through the MPF and PHFA programs increased in the first nine months of 2006 compared to the first nine months of 2005 resulting in gain on sale of loans increasing from $29 thousand in 2005 to $32 thousand in 2006. The MPF loans are being serviced by CCFNB and the bank retains minimal credit risk. Other non-interest income increased $123 thousand from $310 thousand at September 30, 2005 to $433 thousand at September 30, 2006. This increase is primarily attributable to investment center income, from $88.5 thousand at September 30, 2005 to $162.9 thousand at September 30, 2006; a State initiative for donations to private schools and community projects resulting in a State Shares Tax credit in 2006, thus creating other income of $27.4 thousand compared to 0 in 2005; and certificate of deposit penalties, from $10.6 thousand at September 30, 2005 to $22.5 thousand at September 30, 2006.

NON-INTEREST EXPENSE

The following table presents the components of non-interest expense for the nine months ended September 30, 2006 and 2005:

                                Nine Months
                                   Ended
                               September 30,
                          ----------------------
                               2006     2005
                              ------   ------
                          (Dollars in Thousands)
Salaries and wages            $1,914   $1,726
Employee benefits                612      596
Net occupancy expense            339      346
Equipment expense                364      389
State shares tax                 228      211
Professional services            158      220
Director fees                    125      142
Stationery and supplies          103       98
Other expense                    875      829
                              ------   ------
   Total                      $4,718   $4,557
                              ------   ------

Non-interest expense increased 2.17 percent from $4.6 million at September 30, 2005 to $4.7 million at September 30, 2006.

Generally, non-interest expense accounts for the cost of maintaining facilities; providing salaries and benefits to employees; and paying for insurance, supplies, advertising, data processing services, taxes and other related expenses. Some of the costs and expenses are variable while others are fixed. To the extent possible, we utilize budgets and related measures to control variable expenses.

Salaries increased 10.89 percent from $1,726 thousand at September 30, 2005 to $1,914 thousand at September 30, 2006. Additionally, employee benefits increased
2.68 percent from $596 thousand at September 30, 2005 to $612 thousand at September 30, 2006. These increases were partially attributable to the addition of new personnel to increase business development and annual increases in salaries and cost of benefits.

Occupancy expense decreased 2.02 percent, from $346 thousand at September 30, 2005 to $339 thousand at September 30, 2006. This decrease is attributable to savings of miscellaneous occupancy, which includes heat, snow plowing and air conditioning. Equipment expense reflects a $25 thousand decrease for the first nine months of 2006 compared to the first nine months of 2005. This decrease is a result of less depreciation expense as some equipment has fully depreciated. Occupancy expense is expected to increase as our eighth office, Berwick, opened on October 12, 2006.

Pennsylvania Bank Shares Tax increased $17 thousand from $211 thousand at September 30, 2005 to $228 thousand at September 30, 2006.

Professional services decreased 28.18 percent from $220 thousand at September 30, 2005 to $158 thousand at September 30, 2006. This decrease is attributable to reduced costs of Sarbanes Oxley (Sox 404) of $32,000 and the implementation cost of the Overdraft Privilege Program in 2004 - 2005 which were $32,000 in 2005 and $0 in 2006.

Director's fees decreased 11.97 percent from $142 thousand through September 30, 2005 compared to $125 thousand through September 30, 2006. Beginning January 2006, the Chairman of the Board fee decreased from $56 thousand annually to $40 thousand annually.

Stationery and supplies increased $5 thousand in comparing September 30, 2005 at $98 thousand and September 30, 2006 at $103 thousand.

Other expenses increased $46 thousand or 5.55 percent from $829 thousand at September 30, 2005 to $875 thousand at September 30, 2006. Donations increased $38.6 thousand due to the State initiative for donations to private schools and community projects. Data Processing also reflected an increase of $16.8 thousand. This was for compliance and various improvements in various areas and the addition of the Berwick branch.

INCOME TAXES

Income tax expense as a percentage of pre-tax income was 24.34 percent for the nine months ended September 30, 2006 compared with 21.26 percent for the same period in 2005. The effective tax rate for 2006 remains at 34 percent.

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

LIQUIDITY

Liquidity measures the ability to satisfy current and future cash flow needs as they become due. Maintaining a level of liquid funds through asset / liability management seeks to ensure that these needs are met at a reasonable cost. As of September 30, 2006, we had $51.3 million of securities available for sale recorded at their fair value, compared with $53.9 million at December 31, 2005. As of September 30, 2006, the investment securities available for sale had a net unrealized loss of $170 thousand, net of deferred taxes, compared with a net unrealized loss of $303 thousand, net of deferred taxes, at December 31, 2005. These securities are not considered trading account securities, which may be sold on a continuous basis, but rather are securities which may be sold to meet our various liquidity and interest rate requirements.

     In accordance with disclosures required by EITF NO. 03-1, the summary below reflects the gross unrealized losses and fair value, aggregated by investment category that individual securities have been in a continuous unrealized loss position for less than or more than 12 months as of September 30, 2006:

                                        Less than 12 months         12 months or more                Total
                                     ------------------------   ------------------------   ------------------------
                                                   Unrealized                 Unrealized                 Unrealized
Description of Security               Fair Value      Loss       Fair Value      Loss       Fair Value      Loss
-----------------------              -----------   ----------   -----------   ----------   -----------   ----------
Obligations of U.S. Government
Corporations and Agencies:
   Mortgage backed                   $ 3,616,549     $14,664    $11,973,884    $293,908    $15,590,433    $308,572
   Other                               7,714,563      29,642     12,305,945     194,055     20,020,508     223,697
Obligations of State and Political
   Subdivisions                                0           0        320,948       2,493        320,948       2,493
Marketable Equity Securities             133,223       9,915         91,937      16,860        225,160      26,775
                                     -----------     -------    -----------    --------    -----------    --------
Total                                $11,464,335     $54,221    $24,692,714    $507,316    $36,157,049    $561,537
                                     -----------     -------    -----------    --------    -----------    --------

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

NON-PERFORMING ASSETS

Shown below is a summary of past due and non-accrual loans:

                             September   December
                              30, 2006   31, 2005
                             ---------   --------
                            (Dollars in thousands)
Past due and non-accrual:
   Days 30 - 89                 $703      $1,229
   Days 90 plus                   24         130
   Non-accrual                   167         707
                                ----      ------
Total                           $894      $2,066

Past due and non-accrual loans decreased 57.14 percent from $2.1 million at December 31, 2005 to $.9 million at September 30, 2006. The loan delinquency expressed as a ratio to total loans was .56 percent at September 30, 2006 and
1.34 percent at December 31, 2005.

The provision for loan losses for the first nine months of 2006 was $127 thousand compared to the first nine months of 2005 at $90 thousand. Management is diligent in its efforts to reduce delinquencies and continues to monitor and review current loans to foresee future delinquency occurrences and react to them quickly.

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

The following analysis provides a schedule of loan maturities / interest rate sensitivities. This schedule presents a repricing and maturity analysis as required by the FFIEC:

               MATURITY AND REPRICING DATA FOR LOANS AND LEASES                    September 30, 2006
               ------------------------------------------------                  ----------------------
                                                                                 (Dollars in Thousands)
Closed-end loans secured by first liens and 1-4 family residential properties with a remaining maturity or repricing frequency of:
      (1) Three months or less                                                          $  2,196
      (2) Over three months through 12 months                                             12,442
      (3) Over one year through three years                                               30,008
      (4) Over three years through five years                                              6,673
      (5) Over five years through 15 years                                                19,631
      (6) Over 15 years                                                                      258
All loans and leases other than closed-end loans secured by first liens on 1-4 family residential properties with a remaining maturity or repricing frequency of:
      (1) Three months or less                                                            17,579
      (2) Over three months through 12 months                                             12,604
      (3) Over one year through three years                                               32,267
      (4) Over three years through five years                                             12,119
      (5) Over five years through 15 years                                                13,478
      (6) Over 15 years                                                                      892
                                                                                        --------
         Sub-total                                                                      $160,147
Add: Non-accrual loans not included above                                                    167
Less: Unearned income                                                                        (20)
                                                                                        --------
         Total Loans and Leases                                                         $160,294

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

The following table presents a summary of CCFNB's loan loss experience as of the dates indicated:

                                                                                        For the Nine Months
                                                                                       Ending September 30,
                                                                                       Amounts in thousands
                                                                                       --------------------
                                                                                         2006        2005
                                                                                       --------    --------
Average loans outstanding:                                                             $158,036    $149,342
                                                                                       --------    --------
Total loans at end of period                                                            160,294     154,271
                                                                                       --------    --------
Balance at beginning of period                                                         $  1,552    $  1,392
   Total charge-offs                                                                       (216)        (31)
   Total recoveries                                                                          25          51
                                                                                       --------    --------
   Net (charge-offs) recoveries                                                            (191)         20
   Provision for loan losses                                                                127          90
                                                                                       --------    --------
Balance at end of period                                                               $  1,488    $  1,502
                                                                                       --------    --------
Net (charge-offs) recoveries as a percent of average loans outstanding during period       (.12)%       .01%
Allowance for loan losses as a percent of total loans                                       .93%        .97%

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

We exceed all minimum capital requirements as reflected in the following table:

                                                     September 30, 2006      December 31, 2005
                                                   ---------------------   ---------------------
                                                                 Minimum                 Minimum
                                                   Calculated   Standard   Calculated   Standard
                                                     Ratios      Ratios      Ratios      Ratios
                                                   ----------   --------   ----------   --------
Risk Based Ratios:
Tier I Capital to risk-weighted assets               18.69%       4.00%      19.24%       4.00%
Total Qualifying Capital to risk-weighted assets     19.71%       8.00%      20.32%       8.00%

Additionally, certain other ratios also provide capital analysis as follows:

                                   September 30,   December 31,
                                        2006           2005
                                   -------------   ------------
Tier I Capital to average assets       12.66%         12.74%

We believe that the bank's current capital position and liquidity positions are strong and that its capital position is adequate to support its operations.

Book value per share amounted to $24.00 at September 30, 2006, compared with $23.06 per share at December 31, 2005.

Cash dividends declared amounted to $.58 per share for the nine months ended September 30, 2006, equivalent to a dividend payout ratio of 39.53 percent, compared with 41.33 percent for the same period in 2005. Our Board of Directors continues to believe that cash dividends are an important component of shareholder value and that, at the bank's current level of performance and capital; we expect to continue our current dividend policy of a quarterly cash distribution of earnings to our shareholders.

The following table presents information on the shares of our common stock that we repurchased during the third quarter of 2006:

                               CCFNB BANCORP, INC.
                      ISSUER PURCHASES OF EQUITY SECURITIES

                                                        NUMBER OF SHARES
                                                      PURCHASED AS PART OF   NUMBER OF SHARES THAT
                      NUMBER OF SHARES   PRICE PAID    PUBLICLY ANNOUNCED     MAY YET BE PURCHASED
       PERIOD             PURCHASED       PER SHARE        PROGRAM (1)         UNDER THE PROGRAM
       ------         ----------------   ----------   --------------------   --------------------
07/24/06 - 07/24/06         2,000          $28.00             2,000                 50,000
08/22/06 - 08/22/06         2,000          $27.65             2,000                 48,000
09/20/06 - 09/20/06         2,000          $27.95             2,000                 46,000

   TOTAL                    6,000                             6,000

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

     The CEO and PFO have evaluated the changes to our internal controls over financial reporting that occurred during our fiscal quarter ended September 30, 2006, as required by paragraph (d) Rules 13a - 15 (e) and 15d - 15 (e) under the Securities Exchange Act of 1934, as amended, and have concluded that there were no changes that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report on Form 10-Q for the period ended September 30, 2006, to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CCFNB BANCORP, INC.
                                        (Registrant)


                                        By /s/ Lance O. Diehl
                                           -------------------------------------
                                           Lance O. Diehl
                                           President and CEO

                                        Date: November 9, 2006


                                        By /s/ Virginia D. Kocher
                                           -------------------------------------
                                           Virginia D. Kocher
                                           Treasurer

                                        Date: November 9, 2006