Form 10-K
period 2006-12-31
CCFNB BANCORP INC
filed 2007-03-12
CIK 731122

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year-ended December 31, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the transition period from _____________ to _____________

     Commission file Number: 0-19028

                               CCFNB BANCORP, INC.
                (Name of registrant as specified in its charter)

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

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $1.25 per share.

Indicate by check mark if the Registrant is a well-known seasoned issuer, as
defined in Rule 405 of the Securities Act. Yes     No  X
                                               ---    ---

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                      ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the Registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act). Yes     No  X
                                       ---    ---

Indicate by check mark whether the Registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act. Yes     No  X
                                    ---    ---

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant based on the average of the bid and asked prices of $28.05 at June 30, 2006, was $35,065,417.

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See the definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer     Accelerated filer     Non-accelerated filer  X
                        ---                   ---                       ---

As of February 28, 2007, the Registrant had outstanding 1,238,221 shares of its common stock, par value $1.25 per share.


                                  Page 1 of 84
                            Exhibit Index on Page 72

                               CCFNB BANCORP, INC.
                                    FORM 10-K

                                      INDEX

                                                                            PAGE
                                                                            ----
SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS........................     3
ITEM 1.  BUSINESS........................................................     3
ITEM 1A. RISK FACTORS....................................................    11
ITEM 2.  PROPERTIES......................................................    13
ITEM 3.  LEGAL PROCEEDINGS...............................................    14
ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
         MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES...............    14
ITEM 6.  SELECTED FINANCIAL DATA.........................................    16
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS...........................................    17
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK......    27
ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........    28
ITEM 9A. CONTROLS AND PROCEDURES.........................................    51
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..............    52
ITEM 11. EXECUTIVE COMPENSATION..........................................    56
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         AND RELATED STOCKHOLDER MATTERS.................................    65
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................    65
ITEM 14. ACCOUNTANT FEES AND SERVICES....................................    66
ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES.......................    68
SIGNATURES...............................................................    70
INDEX TO EXHIBITS........................................................    72

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

ITEM 1. BUSINESS

GENERAL

          We are a registered financial holding company, bank holding company, and Pennsylvania business corporation, and are headquartered in Bloomsburg, Pennsylvania. We have one wholly-owned subsidiary which is Columbia County Farmers National Bank or referred to as the Bank. A substantial part of our business consists of the management and supervision of the Bank. Our principal source of income is dividends paid by the Bank. At December 31, 2006, we had approximately:

          -    $242 million in total assets;

          -    $161 million in loans;

          -    $169 million in deposits; and

          -    $ 30 million in stockholders' equity.

          The Bank is a national banking association and member of the Federal Reserve System whose deposits are insured by the Bank Insurance Fund of the FDIC. The Bank is a full-service commercial bank providing a range of services and products, including time and demand deposit accounts, consumer, commercial and mortgage loans to individuals and small to medium-sized businesses in its Northcentral Pennsylvania market area. The Bank also operates a full-service trust department. Third-party brokerage services are also resident in the Bank's office in Lightstreet, Pennsylvania. At December 31, 2006, the Bank had 8 branch banking offices which are located in the Pennsylvania county of Columbia.

          We consider our branch banking offices to be a single operating segment, because these branches have similar:

          -    economic characteristics,

          -    products and services,

          -    operating processes,

          -    delivery systems,

          -    customer bases, and

          -    regulatory oversight.

          We have not operated any other reportable operating segments in the 3-year period ended December 31, 2006. We have combined financial information for our third-party brokerage operation with our financial information, because this company does not meet the quantitative threshold for a reporting operating segment.

          We hold a 50 percent interest in a local insurance agency. The name of this agency is Neighborhood Group, Inc. and trades under the fictitious name of Neighborhood Advisors (insurance agency). Through this joint venture, we sell insurance products and services. We account for this local insurance agency using the equity method of accounting.

          As of December 31, 2006, we had 95 employees on a full-time equivalent basis. The Company and the Bank are not parties to any collective bargaining agreement and employee relations are considered to be good.

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

INTERCOMPANY TRANSACTIONS

          Various governmental requirements, including Sections 23A and 23B of the Federal Reserve Act and Regulation W of the Federal Reserve Board, limit borrowings by us from the Bank and also limit various other transactions between us and the Bank. For example, Section 23A of the Federal Reserve Act limits to no more than ten percent of its total capital the aggregate outstanding amount of the Bank's loans and other "covered transactions" with any particular non-bank affiliate (including a financial subsidiary) and limits to no more than 20 percent of its total capital the aggregate outstanding amount of the Bank's covered transactions with all of its affiliates (including financial subsidiaries). At December 31, 2006, approximately $6.0 million was available for loans to us from the Bank. Section 23A of the Federal Reserve Act also generally requires that the Bank's loans to its non-bank affiliates (including financial subsidiaries) be secured, and Section 23B of the Federal Reserve Act generally requires that the Bank's transactions with its non-bank affiliates (including financial subsidiaries) be on arm's-length terms. Also, we, the Bank, and any financial subsidiary are prohibited from engaging in certain "tie-in" arrangements in connection with extensions of credit or provision of property or services.

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

ALLOWANCE FOR LOAN LOSSES

          Commercial loans and commercial real estate loans comprised 37.9 percent of our total consolidated loans as of December 31, 2006. Commercial loans are typically larger than residential real estate loans and consumer loans. Because our loan portfolio contains a significant number of commercial loans and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans may cause a significant increase in nonperforming loans. An increase in nonperforming loans could result in a loss of earnings from these loans and an increase in the provision for loan losses and loan charge-offs.

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

DEPOSITS. We offer a variety of deposit accounts with a range of interest rates and terms. We currently offer savings accounts, NOW accounts, money market accounts, demand deposit accounts and certificates of deposit. The flow of deposits is influenced significantly by general economic conditions, changes in prevailing interest rates, pricing of deposits and competition. Our deposits are primarily obtained from areas surrounding our banking offices. We rely primarily on marketing, new products, service and long-standing relationships with customers to attract and retain these deposits. At December 31, 2006, our deposits totaled $169 million. Of the total deposit balance, $10 million or 5.9 percent represent Individual Retirement Accounts and $29 million or 17.2 percent represent certificates of deposit in amounts of $100,000 or more.

          When we determine the levels of our deposit rates, consideration is given to local competition, yields of U.S. Treasury securities and the rates charged for other sources of funds. We have maintained a high level of core deposits, which has contributed to our low cost of funds. Core deposits include savings, money market, NOW and demand deposit accounts, which, in the aggregate, represented 49.7 percent of total deposits at December 31, 2005 and 48.5 percent of total deposits at December 31, 2006.

          We are not dependent for deposits nor exposed by loan concentrations to a single customer, or to a small group of customers the loss of any one or more of which would have a materially adverse effect on our financial condition.

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

          We, like other bank holding companies, are required to maintain Tier 1 and "Total Capital" (the sum of Tier 1 and Tier 2 capital, less certain deductions) equal to at least four percent and eight percent of our total risk-weighted assets (including certain off-balance sheet items, such as unused lending commitments and standby letters of credit), respectively. At December 31, 2006, we met both requirements, with Tier 1 and Total Capital equal to 19.3 percent and 20.3 percent of total risk-weighted assets.

          The Federal Reserve Board has adopted rules to incorporate market and interest rate risk components into their risk-based capital standards. Under these market-risk requirements, capital will be allocated to support the amount of market risk related to a financial institution's ongoing trading activities.

          The Federal Reserve Board also requires bank holding companies to maintain a minimum "Leverage Ratio" (Tier 1 capital to adjusted total assets) of three percent if the bank holding company has the highest regulatory rating and meets certain other requirements, or of three percent plus an additional cushion of at least one to two percentage points if the bank holding company does not meet these requirements. At December 31, 2006, our leverage ratio was 12.7 percent.

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

          The Bank is subject to similar risk-based capital and leverage requirements adopted by the Comptroller of the Currency. The Bank was in compliance with the applicable minimum capital requirements as of December 31, 2006. The Comptroller of the Currency has not advised the Bank of any specific minimum leverage ratio applicable to the Bank.

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

          Rules adopted by the Comptroller of the Currency under FDICIA provide that a national bank is deemed to be well capitalized if the bank has a total risk-based capital ratio of ten percent or greater, a Tier 1 risk-based capital ratio of six percent or greater, and a leverage ratio of five percent or greater and the institution is not subject to a written agreement, order, capital directive, or prompt corrective action directive to meet and maintain a specific level of any capital measure. As of December 31, 2006, the Bank was well-capitalized, based on the prompt corrective action ratios and guidelines described above. It should be noted, however, that a bank's capital category is determined solely for the purpose of applying the Comptroller of the Currency's prompt corrective action regulations, and that the capital category may not constitute an accurate representation of the bank's overall financial condition or prospects.

BROKERED DEPOSITS

          Under FDIC regulations, no FDIC-insured bank can accept brokered deposits unless it (1) is well capitalized, or (2) is adequately capitalized and receives a waiver from the FDIC. In addition, these regulations prohibit any bank that is not well capitalized from paying an interest rate on brokered deposits in excess of three-quarters of one percentage point over certain prevailing market rates. As of December 31, 2006, the Bank held no brokered deposits.

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

          At December 31, 2006, approximately $1,953,064 was available for payment of dividends to us.

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

DEPOSIT INSURANCE REFORM LAWS

          On February 8, 2006, the President signed the Federal Deposit Insurance Reform Act of 2005, and, on February 15, 2006, the President signed into law The Federal Deposit Insurance Reform Conforming Amendments of Act 2005 (collectively, the Reform Act).

          According to the FDIC, the Reform Act provides for the following changes:

               - Merging the Bank Insurance Fund (BIF) and the Savings Association Insurance Fund (SAIF) into a new fund, the Deposit Insurance Fund (DIF). This change was made effective March 31, 2006.

               - Increasing the coverage limit for retirement accounts to $250,000 and indexing the coverage limit for retirement accounts to inflation as with the general deposit insurance coverage limit. This change was made effective April 1, 2006.

               - Establishing a range of 1.15 percent to 1.50 percent within which the FDIC Board of Directors may set the Designated Reserve Ratio (DRR).

               - Allowing the FDIC to manage the pace at which the reserve ratio varies within this range.

                    1. If the reserve ratio falls below 1.15 percent - or is expected to within six months - the FDIC must adopt a restoration plan that provides that the DIF will return to 1.15 percent generally within 5 years.

                    2. If the reserve ratio exceeds 1.35 percent, the FDIC must generally dividend to BIF members half of the amount above the amount necessary to maintain the DIF at 1.35 percent, unless the FDIC Board, considering statutory factors, suspends the dividends.

                    3. If the reserve ratio exceeds 1.5 percent, the FDIC must generally dividend to BIF members all amounts above the amount necessary to maintain the DIF at 1.5 percent.

               - Eliminating the restrictions on premium rates based on the DRR and granting the FDIC Board the discretion to price deposit insurance according to risk for all insured institutions regardless of the level of the reserve ratio.

               - Granting a one-time initial assessment credit (of approximately $4.7 billion) to recognize institutions' past contributions to the fund.

          Under the Reform Act, the Bank is a member of the DIF and expects to receive a one-time assessment credit of approximately $182,912 which will offset the cost of expected higher deposit insurance premiums for 2007. We do not anticipate that these higher FDIC deposit insurance premiums will have a material adverse effect on our net income for 2007.

INTERSTATE BANKING AND BRANCHING

          Bank holding companies (including bank holding companies that also are financial holding companies) are required to obtain the prior approval of the Federal Reserve Board before acquiring more than five percent of any class of voting stock of any non-affiliated bank. Pursuant to the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking and Branching Act"), a bank holding company may acquire banks located in states other than its home state without regard to the permissibility of such acquisitions under state law, but subject to any state requirement that the bank has been organized and operating for a minimum period of time, not to exceed five years, and the requirement that the bank holding company, after the proposed acquisition, controls no more than 10.0 percent of the total amount of deposits of insured depository institutions in the United States and no more than 30.0 percent or such lesser or greater amount set by state law of such deposits in that state.

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

THE USA PATRIOT ACT

          The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism ("USA PATRIOT") Act of 2001 was enacted by Congress as a result of the terrorist attack on the World Trade Center on September 11, 2001. The Congress is deliberating on amendments to the USA Patriot Act. None of these proposed amendments would have a substantial effect on our banking operations. Under the USA PATRIOT Act, financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as enhanced due diligence and "know your customer" standards in their dealings with foreign financial institutions and foreign customers.

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

          The Bank must also comply with a Pennsylvania law, Act 55 of 2001, the Mortgage Bankers and Brokers and Consumer Equity Protection Act. This Act addresses what is known as "predatory lending," among other things, and is applicable to the Bank's closed-end home equity mortgage loans, involving property located in Pennsylvania, in an amount less than $100.0 thousand made at a "high cost," which is generally the rate and point triggers in the HOEPA. Those HOEPA triggers are:

          - An annual percentage rate exceeding 8.00 percentage points above comparable term U.S. Treasury securities for first-lien mortgages and 10 percent for subordinate-lien mortgages; and/or

          - Total points and fees payable by the consumer at or before closing that exceed the greater of 8.0 percent of the total loan amount or $528. The $528 is adjusted annually by the annual percentage change in the Consumer Price Index.

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

          As a result of SOX, the costs to enhance our corporate governance regime and financial reporting controls and procedures, were approximately $33,000 in 2005 paid to an outside consultant. In addition to these third party costs, an extensive amount of personnel time was applied to management of the project. There were no costs associated with SOX in 2006; however management time was applied to the project.

THE BANK

          The Bank's legal headquarters are located at 232 East Street, Bloomsburg, and Columbia County, Pennsylvania 17815. The Bank is a locally-owned and managed community bank that seeks to provide personal attention and professional financial assistance to its customers. The Bank serves the needs of individuals and small to medium-sized businesses. The Bank's business philosophy includes offering direct access to its President and other officers and providing friendly, informed and courteous service, local and timely decision making, flexible and reasonable operating procedures and consistently-applied credit policies.

          The Bank solicits small and medium-sized businesses located primarily within the Bank's market area that typically borrow in the $25,000 to $1.0 million range. In the event that certain loan requests may exceed the Bank's lending limit to any one customer, the Bank seeks to arrange such loans on a participation basis with other financial institutions.

MARKETING AREA

          The Bank's primary market area is Columbia County, a 484 square mile area located in Northcentral Pennsylvania with a population of approximately 64,151 based on 2000 census data. The Town of Bloomsburg is the County's largest municipality and its center of industry and commerce. Bloomsburg has a population of approximately 12,375 based on 2000 census data, and is the county seat. Berwick, located on the eastern boundary of the County, is the second largest municipality, with a 2000 census data population of approximately 10,774. The Bank currently serves its market area through eight branch offices located in Bloomsburg, Benton, Berwick, Buckhorn, Lightstreet, Millville, Orangeville and South Centre, Columbia County.

          The Bank competes with other depository institutions in Columbia County. The Bank's major competitors are: First National Bank of Berwick; PNC Bank, M & T Bank and First Columbia Bank and Trust Company of Bloomsburg, Pennsylvania, as well as several credit unions.

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

ITEM 2. PROPERTIES

          Our corporate headquarters are located at 232 East Street, Bloomsburg, Pennsylvania. We own this facility which has approximately 11,686 square feet. The Bank's legal or registered office is also at 232 East Street, Bloomsburg, Pennsylvania. We own all of the banking centers except Buckhorn, which we lease. The Buckhorn banking center is under a five year lease, begun in 2003, with two 5 year options with Wal-Mart. Our remaining banking centers are described as follows:

                       Approximate
     Location        Square Footage                        Use
     --------        --------------   --------------------------------------------
Orangeville, PA           2,259       Banking Services
Benton, PA                4,672       Banking Services
South Centre, PA          3,868       Banking Services
Scott Township, PA       16,500       Banking Services, Corporate, Credit,
                                      Financial Planning, Marketing and Operations
Millville, PA             2,520       Banking Services
Buckhorn, PA                693       Banking Services (In Wal-Mart Supercenter)
Berwick, PA               2,240       Banking Services

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

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

          We had 761 stockholders of record not including individual participants in security position listings and 1,238,221 shares of common stock, par value of $1.25 per share, the only authorized class of common stock, outstanding as of February 28, 2007. Our common stock trades under the symbol "CCFN." As of February 28, 2007, 5 firms were identified on the interdealer electronic bulletin board system as market makers in our common stock. The following information is reported by one of our market makers: Ferris, Baker Watts, Inc., Baltimore, MD. These quotations represent prices between buyers and sellers and do not include retail mark, markdown or commission. They may not necessarily represent actual transactions. The high and low closing sale prices and dividends per share of our common stock for the four quarters of 2006 and 2005 are summarized in the following table.

                                        Dividends
2006:            High ($)   Low ($)   Declared ($)
-----            --------   -------   ------------
First quarter      28.08     27.23        .19
Second quarter     28.05     27.63        .19
Third quarter      28.53     27.63        .20
Fourth quarter     29.30     28.33        .20

                                        Dividends
2005:            High ($)   Low ($)   Declared ($)
-----            --------   -------   ------------
First quarter      27.50     27.05        .18
Second quarter     28.10     27.15        .18
Third quarter      29.75     27.75        .19
Fourth quarter     29.00     27.75        .19

          We have paid cash dividends since 1983. It is our present intention to continue the dividend payment policy, although the payment of future dividends must necessarily depend upon earnings, financial position, appropriate restrictions under applicable law and other factors relevant at the time the Board of Directors considers any declaration of dividends.

          The following table presents information on the shares of our common stock that we repurchased during the fourth quarter of 2006:

                               CCFNB BANCORP, INC.
                      ISSUER PURCHASES OF EQUITY SECURITIES

                                              NUMBER OF
                                               SHARES      NUMBER OF
                                              PURCHASED   SHARES THAT
                                     AVG     AS PART OF   MAY YET BE
                      NUMBER OF     PRICE     PUBLICLY     PURCHASED
                       SHARES     PAID PER    ANNOUNCED    UNDER THE
       MONTH          PURCHASED     SHARE      PROGRAM      PROGRAM
       -----          ---------   --------   ----------   -----------
10/01/06 - 10/31/06     2,000      $29.00       2,000        44,000
11/01/06 - 11/30/06         0           0           0        44,000
12/01/06 - 12/31/06     4,000      $29.75       4,000        40,000
                        -----                   -----
   TOTAL                6,000                   6,000
                        =====                   =====

FIVE-YEAR PERFORMANCE GRAPH

The following graph and table compare the cumulative total stockholder return on our Common Stock during the five-year period ending on December 31, 2006, with the cumulative total return on the SNL Securities Corporate Performance Index
(1) for 35 publicly-traded banks with under $250 million in total assets in the United States of America, and the cumulative total return for all United States stocks traded on the NASDAQ Stock Market. The comparison assumes the value of the investment in our Common Stock and each index was $100 on December 31, 2001, and assumes further the reinvestment of dividends into the applicable securities. The stockholder return shown on the graph and table below is not necessarily indicative of future performance.

                           CCFNB BANCORP, INCORPORATED

                              (PERFORMANCE GRAPH)

                                                       PERIOD ENDING
                              ---------------------------------------------------------------
INDEX                         12/31/01   12/31/02   12/31/03   12/31/04   12/31/05   12/31/06
-----                         --------   --------   --------   --------   --------   --------
CCFNB Bancorp, Incorporated    100.00     106.75     128.80     127.24     137.45     139.60
NASDAQ Composite               100.00      68.76     103.67     113.16     115.57     127.58
SNL <$250M Bank Index          100.00     122.88     185.83     229.77     239.71     259.95

ITEM 6. SELECTED FINANCIAL DATA

                               CCFNB BANCORP, INC.
                     SELECTED CONSOLIDATED FINANCIAL SUMMARY
                               AS OF DECEMBER 31,

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA AND RATIOS)

                                                    2006         2005         2004         2003         2002
                                                 ----------   ----------   ----------   ----------   ----------
INCOME  STATEMENT DATA:
Total interest income                            $   13,202   $   11,442   $   10,843   $   11,221   $   12,780
Total interest expense                                5,301        4,131        3,669        4,366        5,741
                                                 ----------   ----------   ----------   ----------   ----------
Net interest income                                   7,901        7,311        7,174        6,855        7,039
Provision for possible loan losses                      175           90          140          200          309
Other operating income                                1,900        1,713        1,530        1,508        1,210
Other operating expenses                              6,437        6,077        5,746        5,409        5,479
Federal income taxes                                    777          631          601          591          539
                                                 ----------   ----------   ----------   ----------   ----------
Net income                                       $    2,412   $    2,226   $    2,217   $    2,163   $    1,922

PER SHARE DATA:
Earnings per share (1)                           $     1.93   $     1.76   $     1.74   $     1.69   $     1.47
Cash dividends declared per share                       .78          .74         0.70         0.66         0.63
Book value per share                                  24.36        23.06        22.49        21.63        20.76
Average annual shares outstanding                 1,249,844    1,262,171    1,274,034    1,281,265    1,309,084

BALANCE SHEET DATA:
Total assets                                     $  241,920   $  231,218   $  235,377   $  232,914   $  229,032
Total loans                                         160,641      154,271      149,900      147,631      151,338
Total securities                                     53,486       53,919       61,834       62,775       53,538
Total deposits                                      169,285      164,847      172,487      171,786      172,127
FHLB advances - long - term                          11,297       11,311       11,323       11,335       11,347
Total stockholders' equity                           30,249       29,012       28,506       27,603       26,840

PERFORMANCE RATIOS:
Return of average assets                               1.02%        0.97%        0.96%        0.94%        0.86%
Return on average stockholders' equity                 7.97%        7.73%        7.88%        7.95%        7.22%
Net interest margin (2)                                3.74%        3.63%        3.54%        3.39%        3.58%
Total non-interest expense as a percentage of
   average assets                                      2.72%        2.64%        2.45%        2.34%        2.45%

ASSET QUALITY RATIOS:
Allowance for possible loan losses as a
   percentage of loans, net                            0.91%        1.02%        0.93%        0.96%        0.87%
Allowance for possible loan losses as a
   percentage of non-performing loans (3)            921.52%      185.54%      110.37%       52.29%       57.95%
Non-performing loans as a percentage of total
   loans, net (3)                                      0.10%        0.55%        0.85%        1.85%        1.49%
Non-performing assets as a percentage of total
   assets (3)                                          0.07%        0.36%        0.54%        1.16%        0.98%
Net charge-offs as a percentage of average net
   loans (4)                                           0.17%       (0.05)%       0.11%        0.06%        0.03%

LIQUIDITY AND CAPITAL RATIOS:
Equity to assets                                      12.50%       12.55%       12.11%       11.85%       11.72%
Tier 1 capital to risk-weighted assets (5)            19.25%       19.24%       19.27%       18.82%       20.36%
Leverage ratios (5)(6)                                12.71%       12.74%       12.17%       11.79%       11.77%
Total capital to risk-weighted assets (5)             20.29%       20.32%       20.31%       19.88%       18.53%
Dividend payout ratio                                 40.39%       41.92%       40.19%       39.02%       42.86%

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussion and analysis should be read in conjunction with the detailed information and consolidated financial statements, including notes thereto, included elsewhere in this Annual Report. Our consolidated financial condition and results of operations are essentially those of our subsidiary, the Bank. Therefore, the analysis that follows is directed to the performance of the Bank.

                              RESULTS OF OPERATIONS

          Our net income increased by 8.36 percent from $2,226,000 in 2005 to $2,412,000 in 2006. Earnings per share increased by 9.66 percent from $1.76 in 2005 to $1.93 in 2006. Our return on average assets (ROAA) increased to 1.02 percent in 2006, compared to 0.97 percent in 2005. Our return on average equity
(ROAE) increased to 7.97 percent in 2006, compared to 7.73 percent in 2005.

          Loans increased by 4.13 percent in 2006 to $160,641,000 from $154,271,000 in 2005. This increase was mainly in the real estate area.

          We instituted, in 1995, a dividend reinvestment plan and an employees stock purchase plan. Moreover, in 1999, we commenced a strategy to purchase and cancel up to 10 percent of our outstanding shares of common stock through open market purchases. In 2003, we again filed with the SEC to purchase up to 100,000 shares of our outstanding shares. These repurchase programs resulted in the purchase and cancellation of the following numbers of shares of our common stock for the years indicated: 24,000 shares (2006); 18,000 shares (2005); and 16,000 shares (2004). The net effect of the stock plans and the repurchase program resulted in weighted average shares of common stock outstanding as follows:
1,249,884 (2006); 1,262,171 (2005); and 1,274,034 (2004).

          Tax-equivalent net interest income increased 6.41 percent to $8.3 million in 2006 from $7.8 million in 2005. Average earning assets were $220.6 million in 2006 and $212.5 million in 2005. Net interest income increased 8.22 percent from $7.3 million in 2005 to $7.9 million in 2006. This increase in net interest income is a result of the pricing and mix of our loans and deposits.

                          TABLE OF NON-INTEREST INCOME
                             (Dollars in Thousands)

                                    Years Ended December 31,
                                    ------------------------
                                     2006     2005     2004
                                    ------   ------   ------
Service charges and fees            $  846   $  828   $  711
Gain on sale of loans                   45       40       36
Bank-owned life insurance income       253      247      257
Trust department income                191      157      165
Investment securities gains - net        0       34        3
Other                                  565      407      358
                                    ------   ------   ------
Total non-interest income           $1,900   $1,713   $1,530
                                    ======   ======   ======

          Total non-interest income increased 10.92 percent during 2006 from $1,713,000 in 2005 to $1,900,000 in 2006 or 10.92%. Service fees and charges increased from $828,000 in 2005 to $846,000 in 2006 or 2.17 percent. "Overdraft Privilege" was instrumental in this increase. Other income increased 38.82 percent from $407,000 in 2005 to $565,000 in 2006. Factors attributable to this increase were an increase of $101,000 in Third Party Brokerage Sales for the year. An increase of $57,000 in other income represents participation in a state program designed to give tax credits to participating institutions.

                       TABLE OF OTHER NON-INTEREST EXPENSE
                             (Dollars in Thousands)

                                  Years Ended December 31,
                                  ------------------------
                                   2006     2005     2004
                                  ------   ------   ------
Salaries and wages                $2,615   $2,324   $2,289
Employee benefits                    837      791      773
Net occupancy expense                458      457      394
Furniture and equipment expense      494      518      475
State shares tax                     304      282      274
Professional services                229      259      228
Director's fees                      171      190      147
Stationery and supplies              137      130      136
Other expense                      1,192    1,127    1,030
                                  ------   ------   ------
Total non-interest expense        $6,437   $6,078   $5,746
                                  ======   ======   ======

          Total non-interest expense increased 5.91 percent to $6,437,000 in 2006 from $6,078,000 in 2005. A 10.82 percent increase in salaries and benefits was attributable to the staffing of our new Berwick branch, addition of two business development officers and normal merit increases of employees. State shares tax increased $22,000 for 2006 as compared to 2005. Professional services decreased $30,000 from $259,000 in 2005 to $229,000 in 2006. The decrease was attributable to a one year reprieve to non-accelerated filers such as ourselves for Sarbanes Oxley 404 compliance. Director expenses decreased 10 percent due to the Chairman of the Board fee decreasing from $56,000 per year in 2005 to $40,000 per year in 2006. Other expenses increased 5.76 percent from $1,127,000 in 2005 to $1,192,000 in 2006. Donations increased $67,000 due to participation in a state program designed to give tax credits to participating institutions.

          One standard to measure non-interest expense is to express non-interest expense as a percentage of average total assets. In 2006, this percentage was 2.72 percent compared to 2.64 percent in 2005.

          Loan delinquencies decreased 61.47 percent from $2,066,000 in 2005 to $796,000 in 2006. The decrease in these delinquencies was across each category:
30 - 89 day past dues, 90 days and over, and non-accrual. Our management has been diligent in its efforts to reduce these delinquencies and has increased monitoring and review of current loans to foresee future delinquency occurrences and react to them quickly. The Bank has also implemented a centralized credit analysis department to better analyze new loan requests. The provision for loan losses increased from $90,000 in 2005 to $175,000 in 2006 as loans increased by $6.4 million, still reflecting the allowance for loan losses as a percentage of loans at .91 percent in 2006 from 1.02 percent in 2005..

                               NET INTEREST INCOME

          Tax-equivalent net interest income for 2006 equaled $8,256,000 compared to $7,772,000 in 2005, an increase of 6.23 percent. The increase in the overall net interest margin from 3.63 percent in 2005 to 3.74 percent in 2006 is a result of interest rate changes in the loan and deposit products. These rates were monitored and adjusted which contributed to the overall increased performance of the Bank. Interest received on interest bearing deposits with other financial institutions increased from an average of 3.24 percent for 2005 to an average of 5.07 percent for 2006. This 183 basis point increase reflects the increased short term rates by year-end 2006. The cost of long-term debt averaged 5.99 percent for the year which will continue to have a negative impact on our net interest margin, until rates would rise enough to allow us to pay off this debt. We will continue to use the following strategies to mitigate this period of pressure on our net interest margin: pricing of deposits will continue to be monitored to meet current market conditions; large deposits over $100,000 will continue to be priced conservatively; and in this low interest rate environment, the majority of new investments will be kept short-term in anticipation of rising rates.

                       TAX-EQUIVALENT NET INTEREST INCOME
                             (Dollars in Thousands)

                                                   Years Ended December 31,
                                                 ---------------------------
                                                   2006      2005      2004
                                                 -------   -------   -------
Interest income                                  $13,202   $11,442   $10,843
Interest expense                                   5,301     4,131     3,669
                                                 -------   -------   -------
Net interest income                                7,901     7,311     7,174
                                                 -------   -------   -------
Tax-equivalent adjustment                            355       411       431
                                                 -------   -------   -------
Net interest income (fully taxable equivalent)   $ 8,256   $ 7,722   $ 7,605
                                                 =======   =======   =======

          The following Average Balance Sheet and Rate Analysis table presents the average assets, actual income or expense and the average yield on assets, liabilities and stockholders' equity for the years 2006, 2005 and 2004.

                     AVERAGE BALANCE SHEET AND RATE ANALYSIS
                         THREE YEARS ENDED DECEMBER 31,
                             (Dollars in thousands)

                                                   2006                            2005                            2004
                                      -----------------------------   -----------------------------   -----------------------------
                                       Average   Interest   Average    Average   Interest   Average    Average   Interest   Average
                                       Balance   Inc./Exp   Yd/Rate    Balance   Inc./Exp   Yd/Rate    Balance   Inc./Exp   Yd/Rate
                                      --------   --------   -------   --------   --------   -------   --------   --------   -------
                                         (1)        (2)                  (1)        (2)                  (1)        (2)
ASSETS:
Interest Bearing Deposits With
   Other Financial Institutions       $    750   $     39    5.20%    $  1,694    $    53    3.13%    $  4,652    $    51    1.10%
Investment Securities:
   Taxable                              47,857      1,850    3.86%      46,859      1,588    3.39%      52,428      1,580    3.01%
   State and Municipal
      Obligations (3)                    5,846        268    6.95%       8,084        363    6.80%       9,571        450    7.12%
                                      --------   --------             --------    -------             --------    -------
Total Investment Securities             53,703      2,118    4.20%      54,943      1,951    3.89%      61,999      2,030    3.63%
                                      --------   --------             --------    -------             --------    -------
Federal Funds Sold                       7,621        385    5.05%       5,809        190    3.27%       1,053         16    1.52%
                                      --------   --------             --------    -------             --------    -------
Loans:
   Taxable                             149,121     10,239    6.87%     140,388      8,812    6.28%     139,086    $ 8,360    6.01%
   Tax Free (3)                          9,433        421    6.76%       9,677        436    6.83%       8,262        386    7.08%
                                      --------   --------             --------    -------             --------    -------
Total Loans                            158,554     10,660    6.86%     150,065      9,248    6.31%     147,348      8,746    6.27%
                                      --------   --------             --------    -------             --------    -------
Total Interest-Earning Assets          220,628     13,202    5.98%     212,511     11,442    5.58%     215,052     10,843    5.24%
                                      --------   --------             --------    -------             --------    -------
Reserve for Loan Losses                ($1,504)                         (1,470)                         (1,405)
Cash and Due from Banks                  4,971                           4,708                           4,912
Other Assets                            12,474                          14,332                          12,888
                                      --------                        --------                        --------
Total Assets                           236,569                         230,081                         231,447
                                      ========                        ========                        ========

LIABILITIES AND CAPITAL:
Total Interest-Bearing Deposits        148,756      3,463    2.33%     150,289      2,830    1.88%     154,840      2,684    1.73%
U.S. Treasury Short-Term Borrowings        318         15    4.72%         296          9    3.04%         296          3    1.01%
Short-Term Borrowings - Other               19          1    5.26%           0          0    0.00%           0          0    0.00%
Long-Term Borrowings                    11,303        677    5.99%      11,317        678    5.99%      11,343        681    6.00%
Repurchase Agreements                   25,036      1,145    4.57%      20,640        614    2.97%      18,184        301    1.66%
                                      --------   --------             --------    -------             --------    -------
Total Interest-Bearing Liabilities     185,432      5,301    2.86%     182,542      4,131    2.26%     184,663      3,669    1.99%
                                      --------   --------             --------    -------             --------    -------
Demand Deposits                         18,268                          17,523                          17,188
Other Liabilities                        2,620                           1,227                           1,460
Stockholders' Equity                    30,249                          28,789                          28,136
                                      --------                        --------                        --------
Total Liabilities and Capital         $236,569                        $230,081                        $231,447
                                      ========                        ========                        ========
NET INTEREST INCOME/NET INTEREST
   MARGIN (4)                                    $  7,901    3.58%                $ 7,311    3.44%                $ 7,174    3.34%
                                                 ========    ====                 =======    ====                 -------    ====
TAX-EQUIVALENT NET INTEREST
   INCOME/NET INTEREST MARGIN (5)                $  8,256    3.74%                $ 7,772    3.63%                $ 7,605    3.54%
                                                 ========    ====                 =======    ====                 -------    ====

----------
(1) Average volume information was compared using daily (or monthly) averages for interest earning and bearing accounts. Certain balance sheet items utilized quarter end balances for averages.

(2)  Interest on loans includes fee income.

(3) Yield on tax-exempt obligations has been computed on a tax-equivalent basis.

(4) Net interest margin is computed by dividing net interest income by total interest-earning assets.

(5) Interest and yield are presented on a tax-equivalent basis using 34 percent for 2006, 2005 and 2004.

                        COMPONENTS OF NET INTEREST INCOME

          To enhance the understanding of the effects of volumes (the average balance of earning assets and costing liabilities) and average interest rate fluctuations on the balance sheet as it pertains to net interest income, the table below reflects these changes for 2006 versus 2005, 2005 versus 2004, and 2004 versus 2003:

        TABLE OF NET INTEREST INCOME COMPONENTS ON A TAX-EQUIVALENT BASIS
                  For the twelve months ended December 31, 2006
                             (Dollars in thousands)

                                             2006 Versus 2005             2005 Versus 2004            2004 Versus 2003
                                            Increase (Decrease)         Increase (Decrease)         Increase (Decrease)
                                             Due to Changes In           Due to Changes In           Due to Changes In
                                        --------------------------   -------------------------   -------------------------
                                        Average   Average            Average   Average           Average   Average
                                         Volume     Rate     Total    Volume     Rate    Total    Volume     Rate    Total
                                        -------   -------   ------   -------   -------   -----   -------   -------   -----
Interest Income:
Interest-Bearing Deposits with Other
   Financial Institutions                $ (30)   $   35    $    5    $ (33)    $ 94     $  61    $  (2)    $   5    $   3
Taxable Securities                          34       220       254     (168)     199        31      223        36      259
State and Municipal Obligations           (152)       12      (140)    (106)     (31)     (137)    (242)       21     (221)
Federal Funds Sold                          59       103       162       72       18        90      (95)      (71)    (166)
Taxable Loans                              548       828     1,376       78      376       454     (307)     (331)    (638)
Tax Free Loans                             (17)       (7)      (24)     100      (21)       79      300       (25)     275
                                         -----    ------    ------    -----     ----     -----    -----     -----    -----
Total Earning Assets                       442     1,191     1,633      (57)     635       578    $(123)    $(365)   $(488)
                                         -----    ------    ------    -----     ----     -----    -----     -----    -----
Interest Expense:
Total Interest-Bearing Deposits            (29)      676       647      (79)     232       153    $ (39)    $(689)   $(728)
U.S. Treasury - Short-Term Borrowings        1         5         6        0        6         6        0         1        1
Long-Term Borrowings                        (1)        0        (1)      (2)      (1)       (3)       0         1        1
Repurchase Agreements                      131       330       461       41      238       279       24        (5)      19
                                         -----    ------    ------    -----     ----     -----    -----     -----    -----
Total Interest-Bearing Liabilities:      $ 102    $1,011    $1,113    $ (40)    $475     $ 435    $ (15)    $(692)   $(707)
                                         -----    ------    ------    -----     ----     -----    -----     -----    -----
NET INTEREST INCOME                      $ 340    $  180    $  520    $ (17)    $160     $ 143    $(108)    $ 327    $ 219
                                         =====    ======    ======    =====     ====     =====    =====     =====    =====

                               FINANCIAL CONDITION

          Our consolidated assets at December 31, 2006 were $241.9 million which represented an increase of $10.7 million or 4.63 percent over $231.2 million at December 31, 2005. The decrease for 2005 from 2004 was 1.78 percent or $4.2 million.

          Capital increased 4.14 percent from $29.0 million in 2005 to $30.2 million in 2006, after an adjustment for the fair market value of securities which was a decrease in capital of $29,900 for 2006 compared to a decrease in capital of $303,500 for 2005. This was a result of an increase in the unrealized gain in securities in 2006 of $274,000. Common stock and surplus decreased a net $475,000 resulting from the purchase and retirement of stock in the amount of $681,000 and stock issued under our stock plans in the amount of $206,000.

          Total average assets increased 2.82 percent from 2005 at $230.1 million to 2006 at $236.6 million. Average earning assets were $212.5 million in 2005 and $220.6 million in 2006.

          Loans increased 4.08 percent from $154.3 million at December 31, 2005 to $160.6 million at December 31, 2006.

          Non-interest bearing deposits increased 6.04 percent to $19.3 million at December 31, 2006 from $18.2 million at December 31, 2005. Interest bearing deposits increased 2.32 percent from $146.6 million in 2005 to $150.0 million in 2006.

          The loan-to-deposit ratio is a key measurement of liquidity. Our loan-to-deposit ratio increased during 2006 to 94.89 percent compared to 93.58 percent during 2005.

          It is our opinion that the asset/liability mix and the interest rate risk associated with the balance sheet is within manageable parameters. Constant monitoring using asset/liability reports and interest rate risk scenarios are in place along with quarterly asset/liability management meetings on the committee level by the Bank's Board of Directors. Additionally, the Bank's Asset/Liability Committee meets quarterly with an investment consultant.

                                   INVESTMENTS
                             (Dollars in thousands)

                                                    2006      2005      2004
                                                  -------   -------   -------
Federal Agency Obligations                        $25,066   $21,157   $18,135
Mortgage-backed Securities                         21,147    22,564    32,021
Obligations of State and Political Subdivisions     4,703     7,782     8,930
Marketable Equity Securities                        1,341     1,265     1,378
Restricted Equity Securities                        1,229     1,151     1,370
                                                  -------   -------   -------
Total Investment Securities                       $53,486   $53,919   $61,834
                                                  =======   =======   =======

          All of our securities are available-for sale and are carried at estimated fair value. The following table sets forth the estimated maturity distribution of the investments, the weighted average yield for each type and ranges of maturity at December 31, 2006. Yields are presented on a tax-equivalent basis, are based upon carrying value and are weighted for the scheduled maturity. At December 31, 2006 our investment securities portfolio had an average maturity of approximately 2.99 years.

                                                                     (Dollars in Thousands)
                                     -------------------------------------------------------------------------------------
                                                          After One        After Five
                                                           Year But         Years But
                                          Within            Within           Within            After
                                         One Year         Five Years        Ten Years        Ten Years          Total
                                     ---------------   ---------------   --------------   --------------   ---------------
                                      Amount   Yield    Amount   Yield   Amount   Yield   Amount   Yield    Amount   Yield
                                     -------   -----    ------   -----   ------   -----   ------   -----    ------   -----
Federal Agency Obligations           $11,587   4.02%   $30,407   4.58%   $4,219   5.78%   $    0   0.00%   $46,213   4.54%
Obligations of State and Political
   Subdivisions                            0   0.00%       200   6.58%    2,307   6.76%    2,196   6.19%     4.703   6.49%
Marketable Equity Securities               0   0.00%         0   0.00%        0   0.00%    1,341   3.44%     1,341   3.44%
Restricted Equity Securities               0   0.00%         0   0.00%        0   0.00%    1,229   5.41%     1,229   5.41%
                                     -------           -------           ------           ------           -------
Total                                $11,587   4.02%   $30,607   4.58%   $6,526   6.27%   $4,766   4.80%   $53,486   4.69%
                                     -------           -------           ------           ------           -------

          Available-for-sale securities are reported on the balance sheet at fair value with an offsetting adjustment to deferred taxes. The possibility of material price volatility in a changing interest rate environment is offset by the availability to us of restructuring the portfolio for gap positioning at any time through the securities classed as available-for-sale. The impact of the fair value accounting was an unrealized loss, net of tax, on December 31, 2006 of $30,000 compared to an unrealized loss, net of tax, on December 31, 2005 of $303,000, which represents an unrealized gain, net of tax, of $274,000 for 2006..

          The mix of securities in the portfolio at December 31, 2006 was 86.40 percent Federal Agency Obligations, 8.79 percent Municipal Securities, and 4.81 percent Other. We did not trade in derivative investment products during 2006.

                                      LOANS

                                 LOAN PORTFOLIO
                                LOANS OUTSTANDING
                             (Dollars in thousands)

                                        2006        2005       2004       2003       2002
                                      ---------   --------   --------   --------   --------
Commercial                            $   9,574   $ 12,097   $ 12,182   $ 15,328   $ 15,033
Tax-Exempt                                9,621      9,019     10,062      6,214      3,535
Real Estate - Construction                2,231      1,548        734      2,505      1,185
Real Estate                             135,009    127,170    122,104    118,129    123,746
Personal                                  4,118      4,348      4,738      5,410      7,902
                                      ---------   --------   --------   --------   --------
Total Gross Loans                     $ 160,553   $154,182   $149,820   $147,586   $151,401
Add (Deduct) Unearned discount              (19)       (30)       (46)       (64)      (139)
Unamortized loan costs, net of fees         107        119        126        109         76
                                      ---------   --------   --------   --------   --------
Loans, Net                            $ 160,641   $154,271   $149,900   $147,631   $151,338
                                      ---------   --------   --------   --------   --------

          The loan portfolio increased 4.08 percent from $154.3 million in 2005 to $160.6 million in 2006. The percentage distribution in the loan portfolio was
85.49 percent in real estate loans at $137.2 million; 5.96 percent in commercial loans at $9.6 million; 2.56 percent in consumer loans at $4.1million; and 5.99 percent in tax exempt loans at $9.6 million.

          Real Estate loans were comprised of 5.20 percent with 5/5-year adjustable rates, 5.69 percent with 7/3-year adjustable rates, .33 percent with 5/3-year adjustable rates, 2.25 percent with 5-year adjustable rates; 43.33 percent with 3-year adjustable rates; 10.86 percent with 1-year adjustable rates; and 6.86 percent with one-day to 3-month adjustable rates. Many adjustable rate loans have bi-weekly payments. The remaining 25.48 percent of real estate loans were fixed rates.

          The following table presents the percentage distribution of loans by category as of the date indicated:

                        For the years ended December 31,

                           2006 (%)   2005 (%)   2004 (%)   2003 (%)   2002 (%)
                           --------   --------   --------   --------   --------
Commercial                    5.96       7.85       8.13      10.38       9.93
Tax Exempt                    5.99       5.85       6.71       4.21       2.34
Real Estate-Construction      1.39       1.00        .49       1.70       0.78
Real Estate                  84.10      82.48      81.54      80.04      81.73
Personal                      2.56       2.82       3.13       3.67       5.22
                            ------     ------     ------     ------     ------
Total Loans                 100.00     100.00     100.00     100.00     100.00
                            ======     ======     ======     ======     ======

The following table shows the maturity or repricing of loans in specified categories of the Bank's loan portfolio at December 31, 2006, and the amount of such loans with predetermined fixed rates or with floating or adjustable rates. Expected payments are included in the table.

                                                       December 31, 2006
                                                    -----------------------
                                           In One    One Year    Five Years    After
                                            Year      Through      Through      Ten
                                          Or Less   Five Years    Ten Years    Years     Total
                                          -------   ----------   ----------   ------   --------
Dollars in Thousands
Commercial, Tax Exempt, Real Estate and
   Personal Loans                         $55,587     $88,312      $8,789     $5,722   $158,410
Real Estate-Construction Loans              2,231           0           0          0      2,231
                                          -------     -------      ------     ------   --------
                                          $57,818     $88,312      $8,789     $5,722   $160,641
                                          =======     =======      ======     ======   ========
Amount of Such Loans with:
   Predetermined Fixed Rates              $13,241     $26,950      $7,786     $5,722   $ 53,699
   Floating or Adjustable Rates            44,577      61,362       1,003          0    106,942
                                          -------     -------      ------     ------   --------
Total                                     $57,818     $88,312      $8,789     $5,722   $160,641
                                          =======     =======      ======     ======   ========

                           DEPOSITS AND BORROWED FUNDS

                    TABLE OF DISTRIBUTION OF AVERAGE DEPOSITS
                             (Dollars in thousands)

                                            December 31,
                                   ------------------------------
                                     2006       2005       2004
                                   --------   --------   --------
Demand deposits                    $ 47,297    $46,307   $ 46,953
Savings deposits                     35,465     37,539     37,881
Time deposits                        57,319     58,380     60,003
Time deposits, $100,000 and over     26,943     25,586     27,191
                                   --------   --------   --------
Total                              $167,024   $167,812   $172,028
                                   ========   ========   ========

          TABLE OF MATURITY DISTRIBUTION OF TIME DEPOSITS OVER $100,000
                             (Dollars in thousands)

                                           December 31,
                                   ---------------------------
                                     2006      2005      2004
                                   -------   -------   -------
Three months or less               $ 6,942   $ 5,803   $ 6,695
Over three months to six months      3,502     1,267     3,034
Over six months to twelve months     6,952     5,736     6,879
Over twelve months                  11,475    12,822     9,722
                                   -------   -------   -------
Total                              $28,871   $25,628   $26,330
                                   =======   =======   =======

          Total average deposits decreased by .48 percent from $167.8 million in 2005 to $167.0 million in 2006. Average savings deposits decreased 5.33 percent to $35.5 million in 2006 from $37.5 million in 2005. Average time deposits increased .35 percent from $84.0 million in 2005 to $84.3 million in 2006. Average non-interest bearing demand deposits increased to $18.3 million in 2006 from $17.5 million in 2005. Average interest bearing NOW accounts increased .69 percent from $28.8 million in 2005 to $29.0 million in 2006.

          Short-term borrowings, securities sold under agreements to repurchase and day-to-day borrowings increased 19.11 percent from $24.6 million in 2005 to $29.3 million in 2006. Treasury Tax and Loan deposits held by us for the U.S. Treasury averaged $318,000 in 2006. One-day borrowings averaged $19,000 in 2006 and repurchase agreements increased from an average $20.6 million in 2005 to $25.0 million in 2006. Long-term borrowings, namely borrowings from the FHLB-Pittsburgh, averaged $11.3 million in 2005 and 2006.

                              NON-PERFORMING ASSETS
                         PAST DUE AND NON-ACCRUAL LOANS
                             (Dollars in thousands)

                Real    Installment
2006           Estate      Loans      Commercial   Total
----           ------   -----------   ----------   -----
Days 30-89      $598        $40           $0        $638
Days 90 Plus      67          0            0          67
Non-accrual       91          0            0          91
                ----        ---          ---        ----
Total           $756        $40           $0        $796
                ====        ===          ===        ====

                Real    Installment
2005           Estate      Loans      Commercial    Total
----           ------   -----------   ----------   ------
Days 30-89     $1,152       $65          $ 12      $1,229
Days 90 Plus      128         2             0         130
Non-accrual       518         0           189         707
               ------       ---          ----      ------
Total          $1,798       $67          $201      $2,066
               ======       ===          ====      ======


                Real    Installment
2004           Estate      Loans      Commercial    Total
----           ------   -----------   ----------   ------
Days 30-89      $421        $71          $  0      $  492
Days 90 Plus      20          0             0          20
Non-accrual      902          0           339       1,241
                ----        ---          ----      ------
Total           $343        $71          $339      $1,753
                ====        ===          ====      ======

          In 2006, loans 30-89 days past due totaled $638,000 compared to $1,229,000 in 2005. Past due loans 90 days plus totaled $67,000 in 2006, compared to $130,000 in 2005. Non-accrual loans in 2006 totaled $91,000 compared to $707,000 in 2005. Overall, past due and non-accrual loans decreased 61.47 percent from $2,066,000 in 2005 to $796,000 in. With loans increasing by more than $6.4 million this 61.47 percent decrease overall is a result of our diligence to loan quality, underwriting and collection practices, as well as reflective of local economic conditions. The amount and percent of past due loans is the lowest in over 20 years. During this same period of time, the ratio of net charge offs during the period to average loans outstanding during the period was .17 percent. (See Summary of Loan Loss Experience).

          Refer to the Loan section of footnote one and footnote four - Loans to the Consolidated Financial Statements, Item 8.

          The following table presents a summary of the Bank's loan loss experience as of the dates indicated:

                                                             For Years Ended December 31,
                                                 ----------------------------------------------------
                                                   2006       2005       2004       2003       2002
                                                 --------   --------   --------   --------   --------
Loans Outstanding at End of Period               $160,641   $154,271   $149,900   $147,631   $151,338
                                                 --------   ========   ========   ========   ========
Average Loans Outstanding during the Period      $158,554   $150,065   $147,348   $148,344   $147,545
                                                 ========   ========   ========   ========   ========
Balance of Loan Losses and Loan Loss Activity:
Balance, Beginning of Period                     $  1,553   $  1,392   $  1,415   $  1,298   $  1,028
                                                 --------   --------   --------   --------   --------
Loans Charged Off:
Commercial and Industrial                            (185)         0       (147)       (52)       (29)
Real Estate Mortgages                                 (65)         0        (25)        (0)       (17)
Consumer                                              (50)       (54)       (31)       (76)       (54)
                                                 --------   --------   --------   --------   --------
Total Loans Charged Off                              (300)       (54)      (203)      (128)      (100)
Recoveries:
Commercial and Industrial                               8         79          0         12         19
Real Estate Mortgages                                   0          0          5          0          0
Consumer                                               20         46         35         33         42
                                                 --------   --------   --------   --------   --------
Total Recoveries                                       28        125         40         45         61
                                                 --------   --------   --------   --------   --------
Net Loans Charged Off                                (272)        71       (163)       (83)       (39)
Provision for Loan Losses                             175         90        140        200        309
                                                 --------   --------   --------   --------   --------
Balance, End of Period                           $  1,456   $  1,553   $  1,392   $  1,415   $  1,298
                                                 ========   ========   ========   ========   ========
Ratio of net charge-offs during the year to
   average loans outstanding during year             0.17%     (0.05)%     0.11%      0.06%      0.03%
                                                 ========   ========   ========   ========   ========

     The following table presents an allocation of the Bank's allowance for loan losses for specific categories as of the dates indicated:

                                                        For Years Ended December 31,
                                                 ------------------------------------------
Dollars in Thousands                              2006     2005     2004     2003     2002
                                                 ------   ------   ------   ------   ------
Commercial                                       $  101   $  208   $  349   $  493   $  406
Real Estate Mortgages                               659      694      755      696      723
Consumer                                             27       32       24       28       66
Unallocated                                         669      619      264      198      103
                                                 ------   ------   ------   ------   ------
Total                                            $1,456   $1,553   $1,392   $1,415   $1,298
                                                 ------   ------   ------   ------   ------

     The following table presents a summary of the Bank's nonaccrual, restructured and past due loans as of the dates indicated:

                                                           For Years Ended December 31,
                                               ---------------------------------------------------
Dollars in thousands                             2006       2005      2004       2003       2002
                                               --------   -------   --------   --------   --------
Nonaccrual, Restructured and Past Due Loans:
   Nonaccrual Loans                            $     91   $   707   $  1,241   $  1,336   $  2,112
   Restructured Loans on Accrual Status              54         0          0        516          0
   Accrual Loans Past Due 90 Days or More            67       130         20        369         50
                                               --------   -------   --------   --------   --------
Total Nonaccrual, Restructured and Past
   Due Loans                                   $    212   $   837   $  1,261   $  2,221   $  2,162
                                               ========   =======   ========   ========   ========
Other Real Estate                              $     14   $     0   $      0   $     36   $     68
Interest Income That Would Have Been
   Recorded Under Original Terms               $130,183   $87,105   $129,182   $142,873   $131,335
Interest Income Recorded During the Period     $ 90,173   $28,215   $ 86,834   $ 17,586   $ 67,873

                 ALLOWANCE FOR LOAN LOSSES AND RELATED PROVISION
                             (Dollars in Thousands)

                                        Outstanding Balance at December 31,
                        ------------------------------------------------------------------
                                2006                   2005                   2004
                        --------------------   --------------------   --------------------
                                  % of Loans             % of Loans             % of Loans
                                 in Category            in Category            in Category
                                   to Total               to Total               to Total
                        Amount      Loans      Amount      Loans      Amount      Loans
                        ------   -----------   ------   -----------   ------   -----------
Commercial              $  101       12.0%     $  208       13.7%     $  349       15.6%
Real estate mortgages      659       85.5%        694       83.5%        755       81.3%
Consumer                    27        2.5%         32        2.8%         24        3.1%
Unallocated                669        N/A         619        N/A         264        N/A
                        ------      -----      ------      -----      ------      -----
                        $1,456      100.0%     $1,553      100.0%     $1,392      100.0%
                        ------      -----      ------      -----      ------      -----

          The allowance for loan losses was $1,456,000 at December 31, 2006, compared to $1,553,000 at December 31, 2005. This allowance equaled .91 percent and 1.02 percent of total loans, net of unearned income, at the end of 2006 and 2005, respectively. Allowance was considered adequate based on delinquency trends and actual loans written as it relates to the loan portfolio.

          The loan loss reserve was analyzed quarterly and reviewed by the Bank's Board of Directors. The assessment of the loan policies and procedures during 2006 revealed no anticipated loss on any loans considered "significant". No concentration or apparent deterioration in classes of loans or pledged collateral was evident, although slight concentrations existed in one to four family residential loans and in municipal loans. Monthly loan meetings with the Bank's Credit Administration Committee reviewed new loans, delinquent loans and loan exceptions to determine compliance with policies.

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

          We manage liquidity on a daily basis. We believe that our liquidity is sufficient to meet present and future financial obligations and commitments on a timely basis. However, see Item 1A - Risk Factors and refer to consolidated Statements of Cash Flows.

                                CAPITAL RESOURCES

          Capital continues to be a strength for us. Capital is critical as it must provide growth, payment to shareholders, and absorption of unforeseen losses. The federal regulators provide standards that must be met.

          As of December 31, 2006, the most recent notification from the Comptroller of the Currency, the Bank's primary federal regulator, categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios.

          The Corporation's actual capital amounts are ratios in the following table:

                                                                                To be Well
                                                                             Capitalized Under
                                                           For Capital       Prompt Corrective
                                        Actual          Adequacy Purposes    Action Provisions
                                  ------------------   ------------------   ------------------
                                   Amount   Ratio(%)    Amount   Ratio(%)    Amount   Ratio(%)
                                  -------   --------   -------   --------   -------   --------
As of December 31, 2006:
   Total Risk Based Capital
      (To risk-weighted assets)   $31,685    20.29%    $12,493     8.00%    $15,616    10.00%
   Tier I Capital
      (To risk-weighted assets)   $30,063    19.25%    $ 6,247     4.00%    $ 9,370     6.00%
   Tier I Capital
      (To average assets)         $30,063    12.71%    $ 9,461     4.00%    $11,827     5.00%

As of December 31, 2005:
   Total Risk Based Capital
      (To risk-weighted assets)   $30,950    20.32%    $12,185     8.00%    $15,231    10.00%
   Tier I Capital
      (To risk-weighted assets)   $29,315    19.24%    $ 6,095     4.00%    $ 9,142     6.00%
   Tier I Capital
      (To average assets)         $29,315    12.74%    $11,726     4.00%    $14,657     5.00%

               Our capital ratios are not materially different from those of the Bank.

          Dividend payouts are restricted by the Pennsylvania Business Corporation Law of 1988, as amended (the BCL). The BCL operates generally to preclude dividend payments if the effect thereof would render us unable to meet our obligations as they become due. As a practical matter, our payment of dividends is contingent upon our ability to obtain funding in the form of dividends from the Bank. Payment of dividends to us by the Bank is subject to the restrictions set forth in the National Bank Act. Generally, the National Bank Act would permit the Bank to declare dividends in 2007 to the Corporation of approximately $1,953,064 plus additional amounts equal to the net income earned in 2007 for the period January 1, 2007 through the date of declaration, less any dividends which may be paid in 2007.

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

          To manage the interest sensitivity position, an asset/liability model called "gap analysis" is used to monitor the difference in the volume of the Bank's interest sensitive assets and liabilities that mature or reprice within given periods. A positive gap (asset sensitive) indicates that more assets reprice during a given period compared to liabilities, while a negative gap (liability sensitive) has the opposite effect. The Bank employs computerized net interest income simulation modeling to assist in quantifying interest rate risk exposure. This process measures and quantifies the impact on net interest income through varying interest rate changes and balance sheet compositions. The use of this model assists the ALCO to gauge the effects of the interest rate changes on interest sensitive assets and liabilities in order to determine what impact these rate changes will have upon our net interest spread.

                      STATEMENT OF INTEREST SENSITIVITY GAP
                             (Dollars in thousands)
                                December 31, 2006

                                                 > 90 Days
                                       90 Days      But       1 to 5    5 to 10     > 10
                                       Or Less    < 1 Year     Years     Years      Years      Total
                                       -------   ---------   --------   -------   --------   --------
Short-term investments                 $10,712    $     0    $      0   $     0   $      0   $ 10,712
Securities Available-for-Sale (1)       10,715     17,897      22,391       191      2,292     53,486
Loans (1)                               23,306     34,227      95,000     5,823      2,285    160,641
                                       -------    -------    --------   -------   --------   --------
   Rate Sensitive Assets                44,733     52,124     117,391     6,014      4,577    224,839
                                       -------    -------    --------   -------   --------   --------
Deposits:
Interest-bearing demand deposits (2)   $ 4,182    $ 3,894    $ 20,767   $     0   $      0   $ 28,843
Savings (2)                              5,239      5,449      23,336         0          0     34,024
Time                                    12,878     33,806      40,476         0          0     87,160
Borrowed funds                          26,597      1,144       1,569         0          0     29,310
Long-term debt                               4        159      11,019        20         95     11,297
Shareholder's Equity                         0          0           0         0     30,249     30,249
                                       -------    -------    --------   -------   --------   --------
   Rate Sensitive Liabilities           48,900     44,452      97,167        20     30,344    220,883
                                       -------    -------    --------   -------   --------   --------
Interest Sensitivity Gap                (4,167)     7,672      20,224     5,994    (25,767)     3,956
Cumulative Gap                         $(4,167)   $ 3,505    $ 23,729   $29,723   $  3,956   $      0

(1) Investments and loans are included at the earlier of repricing or maturity and adjusted for the effects of prepayments.

(2) Interest bearing demand and savings accounts are included based on historical experience and managements' judgment about the behavior of these deposits in changing interest rate environments.

          At December 31, 2006, our cumulative gap positions and the potential earnings change resulting from a 200 basis point change in rates were within the internal risk management guidelines.

          Upon reviewing the current interest sensitivity scenario at the one-year interval, interest rates should not affect net income because the Bank's maturing and repricing assets and liabilities are near equally matched. At the ninety day through ten year intervals an increasing interest rate environment would positively affect net income because more assets than liabilities would reprice.

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

          In addition to gap analysis, the Bank uses earnings simulation to assist in measuring and controlling interest rate risk. The Bank also simulates the impact on net interest income of plus and minus 100, 200 and 300 basis point rate shocks. The results of these theoretical rate shocks provide an additional tool to help manage the Bank's interest rate risk.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          The information called for by this item can be found at Item 7 of this Annual Report under the caption "Interest Rate Risk Management" and is incorporated in its entirety by reference under this Item 7A.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CCFNB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2006 AND 2005

                                                        2006           2005
                                                    ------------   ------------
ASSETS
Cash and due from banks                             $  4,819,258   $  5,122,797
Interest-bearing deposits with other banks               405,210      1,110,241
Federal funds sold                                    10,307,030      5,128,786
Investment securities available-for-sale              53,486,269     53,919,318
Loans, net of unearned income                        160,640,992    154,271,362
Allowance for loan losses                              1,455,636      1,552,576
                                                    ------------   ------------
      Net loans                                      159,185,356    152,718,786
Premises and equipment, net                            5,048,790      4,836,739
Cash surrender value of bank-owned life insurance      6,767,080      6,480,223
Accrued interest receivable                              994,169        959,339
Other assets                                             906,534        941,425
                                                    ------------   ------------
      TOTAL ASSETS                                  $241,919,696   $231,217,654
                                                    ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits:
   Non-interest bearing                             $ 19,257,761   $ 18,249,315
   Interest bearing                                  150,026,746    146,597,543
                                                    ------------   ------------
      Total Deposits                                 169,284,507    164,846,858
Short-term borrowings                                 29,309,848     24,599,711
Long-term borrowings                                  11,297,111     11,310,669
Accrued interest and other expenses                    1,737,307      1,441,966
Other liabilities                                         42,103          6,024
                                                    ------------   ------------
      TOTAL LIABILITIES                              211,670,876    202,205,228
                                                    ------------   ------------
STOCKHOLDERS' EQUITY
Common stock, par value $1.25 per share;
   authorized 5,000,000 shares; issued and
   outstanding 1,241,664 shares 2006,
   1,258,337 shares 2005                               1,552,080      1,572,921
Surplus                                                2,672,545      3,126,502
Retained earnings                                     26,054,135     24,616,500
Accumulated other comprehensive (loss)                   (29,940)      (303,497)
                                                    ------------   ------------
      TOTAL STOCKHOLDERS' EQUITY                      30,248,820     29,012,426
                                                    ------------   ------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $241,919,696   $231,217,654
                                                    ============   ============

  The accompanying notes are an integral part of these consolidated financial statements.

CCFNB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

                                                       2006          2005          2004
                                                   -----------   -----------   -----------
INTEREST INCOME
Interest and fees on loans                         $10,659,884   $ 9,249,147   $ 8,746,190
Interest and dividends on investment securities:
   Taxable                                           1,729,638     1,505,644     1,508,096
   Tax-exempt                                          268,233       362,543       449,988
   Dividends                                           119,782        81,812        71,944
Federal funds sold                                     385,227       189,773        15,662
Deposits in other banks                                 38,807        52,766        51,279
                                                   -----------   -----------   -----------
      TOTAL INTEREST INCOME                         13,201,571    11,441,685    10,843,159
                                                   -----------   -----------   -----------
INTEREST EXPENSE
Deposits                                             3,462,683     2,829,972     2,684,235
Short-term borrowings                                1,161,236       623,321       303,883
Long-term borrowings                                   677,047       677,835       680,816
                                                   -----------   -----------   -----------
      TOTAL INTEREST EXPENSE                         5,300,966     4,131,128     3,668,934
                                                   -----------   -----------   -----------
Net interest income                                  7,900,605     7,310,557     7,174,225
Provision for loan losses                              175,000        90,000       140,000
                                                   -----------   -----------   -----------
      NET INTEREST INCOME AFTER PROVISION FOR
      LOAN LOSSES                                    7,725,605     7,220,557     7,034,225
                                                   -----------   -----------   -----------
NON-INTEREST INCOME
Service charges and fees                               845,618       828,430       710,866
Gain on sale of loans                                   45,343        40,046        35,959
Bank-owned life insurance income                       253,080       247,036       257,246
Trust department                                       191,105       156,753       165,017
Investment securities gains, net                            58        33,947         3,537
Other                                                  565,179       407,128       357,673
                                                   -----------   -----------   -----------
      TOTAL NON-INTEREST INCOME                      1,900,383     1,713,340     1,530,298
                                                   -----------   -----------   -----------
NON-INTEREST EXPENSE
Salaries                                             2,615,369     2,323,825     2,288,564
Pensions and other employee benefits                   836,533       790,878       772,833
Occupancy, net                                         458,330       456,713       394,134
Equipment                                              493,651       518,498       474,879
State shares tax                                       304,122       281,581       273,861
Professional services                                  229,164       258,891       228,303
Directors' fees                                        170,746       189,833       147,152
Stationery and supplies                                136,963       130,018       136,232
Other                                                1,192,134     1,127,590     1,030,041
                                                   -----------   -----------   -----------
      TOTAL NON-INTEREST EXPENSE                     6,437,012     6,077,827     5,745,999
                                                   -----------   -----------   -----------
Income before income taxes                           3,188,976     2,856,070     2,818,524
Income tax expense                                     777,335       630,512       601,111
                                                   -----------   -----------   -----------
      NET INCOME                                   $ 2,411,641   $ 2,225,558   $ 2,217,413
                                                   ===========   ===========   ===========
PER SHARE DATA
Net income                                         $      1.93   $      1.76   $      1.74
Cash dividends                                            0.78          0.74          0.70
Weighted average shares outstanding                  1,249,844     1,262,171     1,274,034

  The accompanying notes are an integral part of these consolidated financial statements.

CCFNB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

                                                                                               Accumulated
                                                                                                  Other
                                            Common                Comprehensive    Retained   Comprehensive   Treasury
                                             Stock      Surplus       Income       Earnings   Income (loss)    Stock       Total
                                          ----------  ----------  -------------  -----------  -------------  ---------  -----------
BALANCE AT DECEMBER 31, 2003              $1,595,556  $3,634,608                 $21,997,539    $375,695     $      --  $27,603,398
Comprehensive income:
   Net income                                     --          --   $2,217,413      2,217,413          --            --    2,217,413
   Change in net unrealized (loss) on
      investment securities
      available-for-sale,
      net of reclassification adjustment
      and tax effects                             --          --     (162,562)            --    (162,562)           --     (162,562)
                                                                   ----------
   Total comprehensive income                                      $2,054,851
                                                                   ==========
Issuance of 7,273 shares of common stock
   under dividend reinvestment and stock
   purchase plans                              9,092     197,153                          --          --            --      206,245
Purchase of 16,000 shares of treasury
   stock                                          --          --                          --          --      (467,000)    (467,000)
Retirement of 16,000 shares of treasury
   stock                                     (20,000)   (447,000)                         --          --       467,000           --
Cash dividends $.70 per share                     --          --                    (890,997)         --            --     (890,997)
                                          ----------  ----------                 -----------    --------     ---------  -----------
BALANCE AT DECEMBER 31, 2004               1,584,648   3,384,761                  23,323,955     213,133            --   28,506,497
Comprehensive income:
   Net income                                     --          --   $2,225,558      2,225,558          --            --    2,225,558
   Change in net unrealized (loss) on
      investment securities
      available-for-sale,
      net of reclassification adjustment
      and tax effects                             --          --     (516,630)            --    (516,630)           --     (516,630)
                                                                   ----------
   Total comprehensive income                                      $1,708,928
                                                                   ==========
Issuance of 8,619 shares of common stock
   under dividend reinvestment and stock
   purchase plans                             10,773     224,941                          --          --            --      235,714
Purchase of 18,000 shares of treasury
   stock                                          --          --                          --          --      (505,700)    (505,700)
Retirement of 18,000 shares of treasury
   stock                                     (22,500)   (483,200)                         --          --       505,700           --
Cash dividends $.74 per share                     --          --                    (933,013)         --            --     (933,013)
                                          ----------  ----------                 -----------    --------     ---------  -----------
BALANCE AT DECEMBER 31, 2005               1,572,921   3,126,502                  24,616,500    (303,497)           --   29,012,426
Comprehensive income:
   Net income                                     --          --   $2,411,641      2,411,641          --            --    2,411,641
   Change in net unrealized gain on
      investment securities
      available-for-sale,
      net of reclassification adjustment
      and tax effects                             --          --      273,557             --     273,557            --      273,557
                                                                   ----------
     Total comprehensive income                                    $2,685,198
                                                                   ==========
Issuance of 7,327 shares of common stock
   under dividend reinvestment and stock
   purchase plans                              9,159     195,435                          --          --            --      204,594
Recognition of employee stock purchase
   plan expense                                   --       1,308                          --          --            --        1,308
Purchase of 24,000 shares of treasury
   stock                                          --          --                          --          --      (680,700)    (680,700)
Retirement of 24,000 shares of treasury
   stock                                     (30,000)   (650,700)                         --          --       680,700           --
Cash dividends $.78 per share                     --          --                    (974,006)         --            --     (974,006)
                                          ----------  ----------                 -----------    --------     ---------  -----------
BALANCE AT DECEMBER 31, 2006              $1,552,080  $2,672,545                 $26,054,135    $(29,940)    $      --  $30,248,820
                                          ==========  ===========                ===========    ========     =========  ===========

   The accompanying notes are an integral part of these consolidated financial statements.

CCFNB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

                                                                           2006           2005          2004
                                                                       ------------   -----------   ------------
OPERATING ACTIVITIES
Net income                                                             $  2,411,641   $ 2,225,558   $  2,217,413
Adjustments to reconcile net income to net cash provided by
   operating activities:
   Provision for loan losses                                                175,000        90,000        140,000
   Depreciation and amortization                                            376,277       414,214        374,664
   Employee stock purchase plan expense                                       1,308            --             --
   Premium amortization on investment securities                            104,690       235,572        336,292
   Discount accretion on investment securities                              (17,398)      (11,666)       (24,230)
   Deferred income taxes (benefit)                                          (31,363)      (79,970)        78,844
   (Gain) on sales of investment securities available-for-sale                  (58)      (33,947)        (3,537)
   (Gain) on sale of mortgage loans held for resale                         (45,343)      (40,046)       (35,959)
   Proceeds from sale of mortgage loans held for resale                   2,395,899     1,747,367      1,895,310
   Originations of mortgage loans held for resale                        (2,566,964)   (1,707,320)    (2,137,886)
   Loss on sales of other real estate owned                                      --            --          3,180
   Income from investment in insurance agency                                (2,156)      (11,366)       (17,248)
   Increase in accrued interest receivable                                  (34,830)     (143,058)        (5,368)
   (Increase) decrease in other assets - net                                (72,512)       84,212        (95,298)
   Net increase in cash surrender value of bank owned life insurance       (286,857)     (281,036)      (291,247)
   Increase in accrued interest and other expenses                          295,342       173,204         81,794
   Increase (decrease) in other liabilities - net                            27,666       (27,483)        20,889
                                                                       ------------   -----------   ------------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                           2,730,342     2,634,235      2,537,613
                                                                       ------------   -----------   ------------
INVESTING ACTIVITIES
Purchase of investment securities available-for-sale                    (15,704,899)   (4,949,870)   (24,794,418)
Proceeds from sales, maturities and redemption of investment
   securities available-for-sale                                         16,465,192    11,891,868     25,154,814
Proceeds from sales of other real estate owned                                   --            --         32,516
Net increase in loans                                                    (6,425,162)   (4,300,909)    (2,154,069)
Purchase of premises and equipment                                         (579,915)     (732,328)      (610,832)
                                                                       ------------   -----------   ------------
      NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                (6,244,784)    1,908,761     (2,371,989)
                                                                       ------------   -----------   ------------
FINANCING ACTIVITIES
Net increase (decrease) in deposits                                       4,437,649    (7,640,251)       701,468
Net increase in short-term borrowings                                     4,710,137     2,842,325        767,167
Repayment of long-term borrowings                                           (13,558)      (12,774)       (12,034)
Acquisition of treasury stock                                              (680,700)     (505,700)      (467,000)
Proceeds from issuance of common stock                                      204,594       235,714        206,245
Cash dividends paid                                                        (974,006)     (933,013)      (890,997)
                                                                       ------------   -----------   ------------
      NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                 7,684,116    (6,013,699)       304,849
                                                                       ------------   -----------   ------------
      INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    4,169,674    (1,470,703)       470,473

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                           11,361,824    12,832,527     12,362,054
                                                                       ------------   -----------   ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                               $ 15,531,498   $11,361,824   $ 12,832,527
                                                                       ------------   -----------   ------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
   Interest                                                            $  5,220,974   $ 4,084,220   $  3,698,805
   Income taxes                                                        $    885,939   $   635,267   $    569,349

   The accompanying notes are an integral part of these consolidated financial statements.

CCFNB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

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

          Debt securities not classified as held-to-maturity and equity securities included in the available-for-sale category, are carried at fair value, and the amount of any unrealized gain or loss net of the effect of deferred income taxes is reported as other comprehensive income in the Consolidated Statement of Changes in Stockholders' Equity. Management's decision to sell available-for-sale securities is based on changes in economic conditions controlling the sources and uses of funds, terms, availability of and yield of alternative investments, interest rate risk, and the need for liquidity.

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

DERIVATIVES

          The Bank has outstanding loan commitments that relate to the origination of mortgage loans that will be held for resale. Pursuant to Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", SFAS No. 149, "Amendment of Statement 133 on Derivative and Hedging Activities" and the guidance contained in the Derivatives Implementation Group Statement 133 Implementation Issue No. C 13, the Bank has accounted for such loan commitments as derivative instruments. The outstanding loan commitments in this category did not give rise to any losses for the years ended December 31, 2006, 2005 and 2004, as the fair market value of each outstanding loan commitment exceeded the Bank's cost basis in each loan commitment.

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

INVESTMENT IN INSURANCE AGENCY

          On January 2, 2001, the Corporation acquired a 50% interest in a local insurance agency, a corporation organized under the laws of the Commonwealth of Pennsylvania. The income or loss from this investment is accounted for under the equity method of accounting. The carrying value of this investment as of December 31, 2006 and 2005 is $201,066 and $198,909, respectively, and is carried in other assets in the accompanying consolidated balance sheets.

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

RECENT ACCOUNTING PRONOUNCEMENTS

          In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards SFAS 158 "Employers' Accounting for Defined Benefit Pension and Other Post Retirement Plans" which requires the Corporation to recognize the funded status of a benefit plan as either assets or liabilities in the consolidated balance sheet and to recognize as a component of other comprehensive income, net of tax, the unrecognized actuarial gains or losses, prior service costs and transition obligations that arise during the period. The adoption of SFAS 158 for the year ended December 31, 2006 did not have a material impact on the Corporation's consolidated financial condition, results of operations or liquidity.

          In September 2006, the FASB issued Statement of Financial Accounting Standards SFAS 157, "Fair Value Measurements", which upon adoption will replace various definitions of fair value in existing accounting literature with a single definition, will establish a framework for measuring fair value, and will require additional disclosures about fair value measurements. The statement clarifies that fair value is the price that would be received to sell an asset or the price paid to transfer a liability in the most advantageous market available to the entity and emphasizes that fair value is a market-based measurement and should be based on the assumptions market participants would use. The statement also creates a three-level hierarchy under which individual fair value estimates are to be ranked based on the relative reliability of the inputs used in the valuation. This hierarchy is the basis for the disclosure requirements, with fair value estimates based on the least reliable inputs requiring more extensive disclosures about the valuation method used and the gains and losses associated with those estimates. SFAS 157 is required to be applied whenever another financial accounting standard requires or permits an asset or liability to be measured at fair value. The statement does not expand the use of fair value to any new circumstances. The Corporation will be required to apply the new guidance beginning January 1, 2008, and does not expect it to have a material impact on the Corporation's consolidated financial condition, results of operations or liquidity.

          In July 2006, the FASB issued FASB Staff Position FSP 13-2, "Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction". This FSP amends SFAS 13, "Accounting for Leases", to require a lessor in a leveraged lease transaction to recalculate the leveraged lease for the effects of a change or projected change in the timing of cash flows relating to income taxes that are generated by the leveraged lease. The guidance in FSP 13-2 is required to be applied to fiscal years beginning after December 15, 2006. The application of this FSP is not expected to have a material impact on the Corporation's consolidated financial condition, results of operations or liquidity.

          In June 2006, the FASB issued Interpretation No. 48 FIN 48, "Accounting for Uncertainty in Income Taxes", an interpretation of SFAS 109, "Accounting for Income Taxes". FIN 48 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under FIN 48, tax positions shall initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts. FIN 48 also revises disclosure requirements to include an annual tabular roll-forward of unrecognized tax benefits. The provisions of this interpretation are required to be adopted for fiscal periods beginning after December 15, 2006. The Corporation will be required to apply the provisions of FIN 48 to all tax positions upon initial adoption with any cumulative effect adjustment to be recognized as an adjustment to retained earnings. The adoption of FIN 48 is not expected to have a material impact on the Corporation's consolidated financial condition, results of operations or liquidity.

          In March 2006, the FASB issued Statement of Financial Accounting Standards SFAS 156, "Accounting for Servicing of Financial Assets", an amendment of SFAS 140. This standard requires entities to separately recognize a servicing asset or liability whenever it undertakes an obligation to service financial assets and also requires all separately recognized servicing assets or liabilities to be initially measured at fair value. Additionally, this standard permits entities to choose among two alternatives, the amortization method or fair value measurement method, for the subsequent measurement of each class of separately recognized servicing assets and liabilities. Under the amortization method, an entity shall amortize the value of servicing assets or liabilities in proportion to and over the period of estimated net servicing income or net servicing loss and assess servicing assets or liabilities for impairment or increased obligation based on fair value at each reporting date. Under the fair value measurement method, an entity shall measure servicing assets or liabilities at fair value at each reporting date and report changes in fair value in earnings in the period in which the changes occur.

          Effective January 1, 2006, the Corporation adopted this statement by electing amortization method as the measurement method for residential real estate mortgage servicing rights (MSRs).

          In February 2006, the FASB issued Statement of Financial Accounting Standards SFAS 155, "Accounting for Certain Hybrid Financial Instruments", which amends SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS 155 requires entities to evaluate and identify whether interests in securitized financial assets are freestanding derivatives, hybrid financial instruments that contain an embedded derivative requiring bifurcation, or hybrid financial instruments that contain embedded derivatives that do not require bifurcation. SFAS 155 also permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. This statement will be effective for all financial instruments acquired or issued by the Corporation on or after January 1, 2007 and is not expected to have a material impact on the Corporation's consolidated financial condition, results of operations or liquidity.

          In November 2005, the FASB issued FASB Staff Position FSP 115 - "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments". This FSP provides additional guidance on when an investment in a debt or equity security should be considered impaired and when that impairment should be considered other-than-temporary and recognized as a loss in the consolidated statement of income. Specifically, this guidance clarifies that an investor should recognize an impairment loss no later than when an impairment is deemed other-than-temporary, even if the decision to sell has not been made. The FSP also requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The Corporation has followed the guidance of this FSP in 2005.

          In May 2005, the FASB issued Statement of Financial Accounting Standards SFAS 154 "Accounting Changes and Error Corrections" which modifies the accounting for and reporting of a change in an accounting principle. This statement applies to all voluntary changes in accounting principles and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement also requires retrospective application to prior period financial statements of changes in accounting principles, unless it is impractical to determine either the period-specific or cumulative effects of the accounting change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 did not have a material impact on the Corporation's consolidated financial condition, results of operations or liquidity.

          In December 2004, the FASB issued Statement of Financial Accounting Standards SFAS 153, "Exchanges of Nonmonetary Assets", which amends APB Opinion No. 29, "Accounting for Nonmonetary Transactions". SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in Opinion No. 29 and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 is not expected to have a material impact on the Corporation's consolidated financial condition, results of operations or liquidity.

          In December 2004, the FASB issued SFAS 123 (revised 2004), "Share-Based Payment". This Statement is a revision of SFAS 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion 25, "Accounting for Stock Issued to Employees", and its related guidance. SFAS 123 (revised 2004) established standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. This Statement established fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees, except for equity instruments held by employee share ownership plans.

          In addition, this statement amends SFAS 95 "Statement of Cash Flows" to require that excess tax benefits be reported as financing cash inflow rather than as a reduction of taxes paid. The Corporation adopted these statements as of January 1, 2006. SFAS 123R also requires the Corporation to change its method of accounting for share-based awards to include estimated forfeitures in the initial estimate of compensation expense and to accelerate the recognition of compensation expense for retiree-eligible employees. The adoption of these standards did not have a material effect on the Corporation's consolidated financial condition, results of operations or liquidity.

ADVERTISING COSTS

          It is the Corporation's policy to expense advertising costs in the period in which they are incurred. Advertising expense for the years ended December 31, 2006, 2005 and 2004, was approximately $100,759, $81,751 and
$86,328, respectively.

RECLASSIFICATIONS

          Certain amounts in the consolidated financial statements of the prior years have been reclassified to conform with presentations used in the 2006 consolidated financial statements. Such reclassifications had no effect on the Corporation's consolidated financial condition or net income.

2. RESTRICTED CASH BALANCES

          The Bank is required to maintain average reserve balances with the Federal Reserve Bank. The amount required at December 31, 2006 was $1,240,000 and was satisfied by vault cash. Additionally, as compensation for check clearing and other services, compensating balances are required to be maintained with the Federal Reserve Bank and other correspondent banks. At December 31, 2006, these balances were $786,061.

3. INVESTMENT SECURITIES AVAILABLE-FOR-SALE

          The amortized cost, related estimated fair value, and unrealized gains and losses for investment securities were as follows at December 31, 2006 and 2005:

                                                                   Gross        Gross      Estimated
                                                   Amortized    Unrealized   Unrealized       Fair
                                                      Cost         Gains       Losses        Value
                                                  -----------   ----------   ----------   -----------
DECEMBER 31, 2006:
Obligation of U.S. Government Corporations
   and Agencies:
   Mortgage-backed                                $21,297,544    $ 60,837     $211,246    $21,147,135
   Other                                           25,245,358          --      179,415     25,065,943
Obligations of state and political subdivisions     4,654,404      49,282          926      4,702,760
Marketable equity securities                        1,105,426     264,564       28,459      1,341,531
Restricted equity securities                        1,228,900          --           --      1,228,900
                                                  -----------    --------     --------    -----------
Total                                             $53,531,632    $374,683     $420,046    $53,486,269
                                                  ===========    ========     ========    ===========
DECEMBER 31, 2005:
Obligation of U.S. Government Corporations
   and Agencies:
   Mortgage-backed                                $22,935,558    $ 34,402     $406,156    $22,563,804
   Other                                           21,497,710       6,274      347,137     21,156,847
Obligations of state and political subdivisions     7,688,869     100,267        7,018      7,782,118
Marketable equity securities                        1,105,426     183,582       24,059      1,264,949
Restricted equity securities                        1,151,600          --           --      1,151,600
                                                  -----------    --------     --------    -----------
Total                                             $54,379,163    $324,525     $784,370    $53,919,318
                                                  ===========    ========     ========    ===========

          Securities available-for-sale with an aggregate fair value of $46,845,312 and $45,085,281 at December 31, 2006 and 2005, respectively, were pledged to secure public funds, trust funds, securities sold under agreements to repurchase and other balances of $38,330,191 and $31,266,889 at December 31, 2006 and 2005, respectively, as required by law.

          The amortized cost and estimated fair value of debt securities, by expected maturity, are shown below at December 31, 2006. Expected maturities will differ from contractual maturities, because some borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Other securities, marketable equity securities and restricted equity securities are not considered to have defined maturities and are included in the "Due after ten years" category:

                                                        Estimated    Weighted
                                          Amortized        Fair       Average
                                             Cost         Value        Yield
                                         -----------   -----------   --------
Due in one year or less                  $11,659,078   $11,587,651     4.02%
Due after one year through five years     30,834,592    30,606,518     4.60%
Due after five years through ten years     6,526,057     6,526,067     6.13%
Due after ten years                        4,511,905     4,766,033     4.80%
                                         -----------   -----------     ----
Total                                    $53,531,632   $53,486,269     4.69%
                                         ===========   ===========     ====

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

          There were no aggregate investments with a single issuer (excluding the U. S. Government and its Agencies) which exceeded ten percent of consolidated stockholders' equity at December 31, 2006. The quality rating of all obligations of state and political subdivisions were "A" or higher, as rated by Moody's or Standard and Poors. The only exceptions were local issues which were not rated, but were secured by the full faith and credit obligations of the communities that issued these securities. All of the state and political subdivision investments were actively traded in a liquid market.

          Proceeds from sales, maturities and redemptions of investments in debt and equity securities classified as available-for-sale during 2006, 2005 and 2004 were $16,465,192, $11,891,868 and $25,154,814, respectively. Gross gains realized on these sales were $58, $33,947 and $3,537, respectively. There were no gross losses on the 2006, 2005 and 2004 sales.

          In accordance with disclosures required by EITF No. 03-01, the summary below shows the gross unrealized losses and fair value, aggregated by investment category that individual securities have been in a continuous unrealized loss position for less than or more than 12 months as of December 31, 2006 and 2005:

                                                     Less than 12 months         12 months or more                Total
                                                  ------------------------   ------------------------   ------------------------
                                                                Unrealized                 Unrealized                 Unrealized
             Description of Security               Fair Value      Loss       Fair Value      Loss       Fair Value      Loss
             -----------------------              -----------   ----------   -----------   ----------   -----------   ----------
DECEMBER 31, 2006:
Obligations of U.S. Government
   Corporations and Agencies:
   Mortgage-backed                                $ 1,770,261    $  6,534    $12,121,532    $204,712    $13,891,793    $211,246
   Other                                            7,228,772      18,194     13,837,170     161,221     21,065,942     179,415
Obligations of state and political subdivisions       322,540         926             --          --        322,540         926
Marketable Equity Securities                           45,320       8,954        112,542      19,505        157,862      28,459
                                                  -----------    --------    -----------    --------    -----------    --------
Total                                             $ 9,366,893    $ 34,608    $26,071,244    $385,438    $35,438,137    $420,046
                                                  -----------    --------    -----------    --------    -----------    --------
DECEMBER 31, 2005:
Obligations of U.S. Government
   Corporations and Agencies:
   Mortgage-backed                                $ 8,735,755    $103,233    $ 9,768,969    $302,923    $18,504,724    $406,156
   Other                                            4,456,955      40,755     15,443,618     306,382     19,900,573     347,137
Obligations of state and political subdivisions       669,727       7,018             --          --        669,727       7,018
Marketable Equity Securities                          398,001      10,442         30,573      13,617        428,574      24,059
                                                  -----------    --------    -----------    --------    -----------    --------
Total                                             $14,260,438    $161,448    $25,243,160    $622,922    $39,503,598    $784,370
                                                  -----------    --------    -----------    --------    -----------    --------

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

          The Corporation has both the intent and ability to hold the securities contained in the previous table for a time necessary to recover the cost.

4. LOANS

          Major classifications of loans at December 31, 2006 and 2005 consisted of:

                                              2006            2005
                                         -------------   -------------
Commercial                               $  9,574,252    $ 12,096,894
Tax-exempt                                  9,620,742       9,018,852
Real estate - construction                  2,231,209       1,548,536
Real estate                               135,008,963     127,170,180
Personal                                    4,117,586       4,347,575
                                         ------------    ------------
Total gross loans                         160,552,752     154,182,037
Add (Deduct):  Unearned discount              (18,975)        (29,824)
   Unamortized loan costs, net of fees        107,215         119,149
                                         ------------    ------------
Loans, net of unearned income            $160,640,992    $154,271,362
                                         ============    ============

          Real estate loans held-for-sale in the amount of $216,408 at December 31, 2006 and $0 at December 31, 2005 are included in real estate loans above and are carried at the lower of cost or market.

          The aggregate amount of demand deposits that have been reclassified as loan balances at December 31, 2006 and 2005 are $49,200 and $35,080, respectively.

          Non-accrual loans at December 31, 2006, 2005 and 2004 were $91,204, $706,800 and $1,240,616, respectively. The gross interest that would have been recorded if these loans had been current in accordance with their original terms and the amounts actually recorded in income were as follows:

                                   2006       2005      2004
                                 --------   -------   --------
Gross interest due under terms   $130,183   $87,105   $129,182
Amount included in income          90,173    28,215     86,834
                                 --------   -------   --------
Interest income not recognized   $ 40,010   $58,890   $ 42,348
                                 ========   =======   ========

          At December 31, 2006, 2005 and 2004 the recorded investment in loans that are considered to be impaired as defined by SFAS No. 114 was $91,204, $574,485 and $1,240,616, respectively. No additional charge to operations was required to provide for the impaired loans specifically allocated allowance of $6,360, $127,535 and $289,942, respectively at December 31, 2006, 2005 and 2004, since the total allowance for loan losses is estimated by management to be adequate to provide for the loan loss allowance required by SFAS No. 114 along with any other potential losses. The average recorded investment in impaired loans during the years ended December 31, 2006, 2005 and 2004 was approximately $275,362, $902,384 and $1,463,372, respectively.

          Loans past due 90 days or more and still accruing interest amounted to $67,115 at December 31, 2006 and $130,044 at December 31, 2005, as presented in accordance with AICPA Statement of Position 01-06, "Accounting by Certain Entities (Including Entities with Trade Receivables) that Lend to or Finance the Activities of Others," effective for fiscal years beginning after December 15, 2001.

          At December 31, 2006, there were no significant commitments to lend additional funds with respect to non-accrual and restructured loans.

          Changes in the allowance for loan losses for the years ended December 31, 2006, 2005 and 2004 were as follows:

                                     2006         2005          2004
                                  ----------   ----------   -----------
Balance, beginning of year        $1,552,576   $1,391,826   $ 1,415,431
Provision charged to operations      175,000       90,000       140,000
Loans charged-off                   (299,745)     (54,306)     (203,430)
Recoveries                            27,805      125,056        39,825
                                  ----------   ----------   -----------
Balance, end of year              $1,455,636   $1,552,576   $ 1,391,826
                                  ==========   ==========   ===========

5. MORTGAGE SERVICING RIGHTS

          The Corporation commenced selling real estate mortgages during the last quarter of 2002. The mortgage loans sold serviced for others are not included in the accompanying Consolidated Balance Sheets. The unpaid principal balances of mortgage loans serviced for others were $9,781,577 and $9,794,711 at December 31, 2006 and 2005, respectively. The balances of amortized mortgage servicing rights included in other assets at December 31, 2006 and 2005 were $26,779 and $36,366, respectively. Valuation allowances were not provided since fair values were determined to exceed carrying values. Fair values were determined using a discount rate of 6% and average expected lives of 3 to 6 years depending on loan rate.

          The following summarizes mortgage servicing rights capitalized and amortized:

                              2006       2005
                            --------   --------
Balance, January 1          $ 36,366   $ 54,207
Servicing asset additions     10,242      5,760
Amortization                 (19,829)   (23,601)
                            --------   --------
Balance, December 31        $ 26,779   $ 36,366
                            ========   ========

          The Bank does not require custodial escrow accounts in connection with the foregoing loan servicing.

6. PREMISES AND EQUIPMENT

          A summary of premises and equipment at December 31, 2006 and 2005 follows:

                                     2006         2005
                                  ----------   ----------
Land                              $  737,526   $  762,541
Buildings and improvements         5,291,624    4,928,312
Furniture and equipment            3,786,436    3,536,405
                                  ----------   ----------
                                   9,815,586    9,227,258
Less:  Accumulated depreciation    4,766,796    4,390,519
                                  ----------   ----------
                                  $5,048,790   $4,836,739
                                  ==========   ==========

          Depreciation amounted to $376,277, $414,214 and $374,664 in 2006, 2005 and 2004, respectively.

7. DEPOSITS

          Major classifications of deposits at December 31, 2006 and 2005 consisted of:

                                    2006           2005
                                ------------   ------------
Demand - non-interest bearing   $ 19,257,761   $ 18,249,315
Demand - interest bearing         28,842,953     28,858,627
Savings                           34,023,884     34,767,792
Time $100,000 and over            28,870,821     25,627,611
Other time                        58,289,088     57,343,513
                                ------------   ------------
Balance, December 31            $169,284,507   $164,846,858
                                ============   ============

          The following is a schedule reflecting remaining maturities of time deposits of $100,000 and over at December 31, 2006:

2007                  $17,396,218
2008                    6,088,607
2009                    2,420,604
2010                    1,209,466
2011 and thereafter     1,755,926
                      -----------
Total                 $28,870,821
                      ===========

          Interest expense related to time deposits of $100,000 or more was $1,127,954 in 2006, $910,413 in 2005 and $914,663 in 2004.

8. SHORT-TERM BORROWINGS

          Securities sold under agreements to repurchase and Federal Home Loan Bank advances generally represented overnight or less than 30-day borrowings. U.S. Treasury tax and loan notes for collections made by the Bank were payable on demand. Short-term borrowings consisted of the following at December 31, 2006 and 2005:

                                                         2006                                           2005
                                  ----------------------------------------------  ------------------------------------------------
                                                 Weighted     Maximum                            Weighted     Maximum
                                     Ending       Average    Month End   Average     Ending       Average    Month End    Average
                                    Balance       Balance     Balance      Rate     Balance       Balance     Balance       Rate
                                  -----------  -----------  -----------  -------  -----------  -----------  -----------  ---------
Securities sold under agreements
   to repurchase                  $28,709,389  $25,036,106  $29,739,452   4.57%   $24,052,474  $20,639,634  $24,052,474    2.97%
Other short-term borrowings                --       19,178       50,000   5.26%            --           --           --      --
U.S. Treasury tax and loan notes      600,459      315,805      901,384   4.72%       547,237      295,796      893,842    3.04%
                                  -----------  -----------  -----------           -----------  -----------  -----------
Total                             $29,309,848  $25,371,089  $30,690,836   4.58%   $24,599,711  $20,935,430  $24,946,316    2.98%
                                  ===========  ===========  ===========           ===========  ===========  ===========

9. LONG-TERM BORROWINGS

          Long-term borrowings consist of advances due Federal Home Loan Bank. Under terms of a blanket agreement, the loans were secured by certain qualifying assets of the Bank which consisted principally of first mortgage loans and certain investment securities. The carrying value of these collateralized items was $11,297,111 at December 31, 2006. The Bank has lines of credit with Atlantic Central Bankers Bank and Federal Home Loan Bank in the aggregate amount of $25,000,000 at December 31, 2006. The unused portions of these lines of credit were $8,702,889 and $5,000,000, respectively at December 31, 2006. Long-term borrowings consisted of the following at December 31, 2006 and 2005:

                                                                                                    2006          2005
                                                                                                -----------   -----------
Loan dated November 28, 1997 in the original amount of $225,000 for a 10 year term requiring monthly payments of $1,627 including interest at 6.12%, maturing in 2007
   with a final payment due of $146,690. Principal balances outstanding.                        $   156,074   $   165,730
Loan dated February 18, 1998 in the original amount of $2,000,000 for a 10 year term with a 5 year put. Interest only is payable monthly at 5.48% with a floating rate option,
   at the discretion of FHLB, at the end of 5 years. Principal balances outstanding.              2,000,000     2,000,000
Loan dated June 25, 1998 in the original amount of $72,000 for a 30 year term requiring monthly payments of $425 including interest at 5.856%. Principal balances
   outstanding.                                                                                      62,413        63,814
Loan dated February 23, 1999 in the original amount of $29,160 for a 20 year term requiring monthly payments of $179 including interest at 5.50%. Principal balances
   outstanding.                                                                                      23,838        24,651
Loan dated August 20, 1999 in the original amount of $32,400 for a 20 year term requiring monthly payments of $199 including interest at 5.50%. Principal balances
   outstanding.                                                                                      26,946        27,825
Loan dated January 27, 2000 in the original amount of $5,000,000 for a 10 year term with a 1 year conversion date, at the discretion of FHLB, and a 3 month conversion frequency thereafter. At December 31, 2006 the interest rate was 6.00%
   Principal balances outstanding.                                                                5,000,000     5,000,000
Loan dated August 16, 2000 in the original amount of $2,000,000 for a 10 year term with a 6 month conversion date, at the discretion of FHLB, and a 3 month conversion frequency thereafter. At December 31, 2006 the interest rate was 5.925%
   Principal balances outstanding.                                                                2,000,000     2,000,000
Loan dated September 20, 2000 in the original amount of $2,000,000 for a 10 year term with a 3 year conversion date, at the discretion of FHLB, and a 3 month conversion frequency thereafter. At December 31, 2006 the interest rate was 6.10%
   Principal balances outstanding.                                                                2,000,000     2,000,000
Loan dated December 13, 2000 in the original amount of $32,092 for a 20 year term requiring monthly payments of $197 including interest at 5.50%. Principal balances
   outstanding.                                                                                      27,840        28,649
                                                                                                -----------   -----------
Total                                                                                           $11,297,111   $11,310,669
                                                                                                ===========   ===========

          At December 31, 2006 the annual maturities of long-term debt were as follows: $160,202 in 2007, $2,004,366 in 2008, $4,618 in 2009, $9,004,885 in
2010, $5,167 in 2011 and $117,873 thereafter.

10. COMPREHENSIVE INCOME

          The components of the change in other comprehensive income and related tax effects are as follows:

                                                               Years Ended December 31,
                                                           --------------------------------
                                                             2006        2005        2004
                                                           --------   ---------   ---------
Unrealized holding gains (losses) on available-for-sale
   investment securities                                   $414,427   $(816,725)  $(275,155)
Reclassification adjustment for gains realized in income         58      33,947       3,537
                                                           --------   ---------   ---------
Change in unrealized gains (losses) before tax effect       414,485    (782,778)   (271,618)
Tax effect                                                  140,928     266,148     109,056
                                                           --------   ---------   ---------
Net change in unrealized gains (losses)                    $273,557   $(516,630)  $(162,562)
                                                           ========   =========   =========

11. STOCKHOLDERS' EQUITY AND STOCK PURCHASE PLANS

          The Amended Articles of Incorporation contain a provision that permits the Corporation to issue warrants for the purchase of shares of common stock, par value $1.25 per share (the "Common Stock"), at below market prices in the event any person or entity acquires 25% or more of the Common Stock.

          The Corporation offers employees a stock purchase plan. The maximum number of shares of the Common Stock to be issued under this plan shall be 20,000. In addition, the Corporation may choose to purchase shares on the open market to facilitate this plan. A participating employee may annually elect deductions of at least 1% of base pay, but not more than 10% of base pay, to cover purchases of shares under this plan. A participating employee shall be deemed to have been granted an opportunity to purchase a number of shares of the Common Stock equal to the annual aggregate amount of payroll deductions elected by the employee divided by 90% of the fair market value of Common Stock on the first day of January in each year. Stock issued to participating employees under the plan for the most recent three year period was:

                                  Per Share
                           ----------------------
                           Employees'     Market
                 Number     Purchase      Value
               of Shares      Price     of Shares
               ---------   ----------   ---------
Date Issued:
   2006           464        $25.38       $28.20
   2005           365        $24.52       $27.24
   2004           469        $25.20       $28.00

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

                 Number      Total
               of Shares   Proceeds
               ---------   --------
Year:
   2006          6,863     $192,817
   2005          8,254     $226,765
   2004          6,804     $194,425

12. INCOME TAXES

          The provision for income tax expense consisted of the following components:

                              2006       2005       2004
                            --------   --------   --------
Federal:
   Current                  $808,698   $710,482   $522,267
   Deferred (benefit)        (31,363)   (79,970)    79,146
                            --------   --------   --------
                             777,335    630,512    601,413
                            --------   --------   --------
State:
   Current                        --         --         --
   Deferred (benefit)             --         --       (302)
                            --------   --------   --------
                                  --         --       (302)
                            --------   --------   --------
Total Provision for Taxes   $777,335   $630,512   $601,111
                            ========   ========   ========

          A reconciliation of the actual provision for federal income tax expense and the amounts which would have been recorded based upon the statutory rate of 34% follows:

                                                 2006                 2005                 2004
                                         -------------------   ------------------   ------------------
                                           Amount     % Rate     Amount    % Rate     Amount    % Rate
                                         ----------   ------   ---------   ------   ---------   ------
Provision at statutory rate              $1,084,252    34.0    $ 971,064    34.0    $ 958,298    34.0
Tax-exempt income                          (234,510)   (7.4)    (271,565)   (9.5)    (283,567)  (10.1)
Non-deductible expenses                      27,627     0.9       24,830     0.8       23,262     0.8
Bank-owned life insurance income - net      (86,047)   (2.7)     (83,992)   (2.9)     (87,464)   (3.1)
Other, net                                  (13,987)   (0.4)      (9,825)   (0.3)      (9,116)   (0.3)
                                         ----------    ----    ---------    ----    ---------   -----
Actual federal income tax and rate       $  777,335    24.4    $ 630,512    22.1    $ 601,413    21.3
                                         ==========    ====    =========    ====    =========   =====

          Income taxes applicable to realized security gains included in the provision for income taxes totaled $20 in 2006, $11,542 in 2005 and $1,203 in 2004.

          The net deferred tax asset recorded by the Corporation consisted of the following tax effects of temporary timing differences at December 31, 2006, 2005 and 2004:

                                                  2006        2005        2004
                                               ---------   ---------   ---------
Deferred tax assets:
   Allowance for loan losses                   $ 393,154   $ 402,059   $ 371,459
   Allowance for off balance sheet losses          3,230       3,230       3,230
   Deferred compensation and director's fees     292,665     256,279     227,019
   Non-accrual loan interest                       8,363      20,023      12,704
   Mortgage servicing rights                      13,535      12,640       9,559
   Charitable contributions                        5,100          --          --
   Unrealized investment securities losses        15,424     156,347          --
                                               ---------   ---------   ---------
Total                                            731,471     850,578     623,971
                                               ---------   ---------   ---------
Deferred tax liabilities:
   Loan fees and costs                           (59,970)    (66,993)    (75,993)
   Accretion                                      (2,202)     (1,320)     (1,067)
   Depreciation                                 (328,957)   (333,096)   (337,924)
   Investment in insurance agency                (11,491)    (10,758)     (6,894)
   Unrealized investment securities gains             --          --    (109,795)
                                               ---------   ---------   ---------
Total                                           (402,620)   (412,167)   (531,673)
                                               ---------   ---------   ---------
Net deferred tax asset                         $ 328,851   $ 438,411   $  92,298
                                               =========   =========   =========

          The above net deferred asset is included in other assets on the consolidated balance sheets. It is anticipated that all tax assets shown above will be realized, accordingly, no valuation allowance was provided.

          The Corporation and its subsidiary file a consolidated federal income tax return. The Parent Company is also required to file a separate state income tax return and has available state operating loss carryforwards totaling $739,527. The losses expire through 2026. The related deferred net state tax asset in the amount of $46,915 has been fully reserved and is not reflected in the net tax asset since management is of the opinion that such assets will not be realized in the foreseeable future.

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

          Matching contributions amounted to $75,444, $66,207 and $63,453 in 2006, 2005 and 2004, respectively. There were no discretionary contributions in 2006, 2005 and 2004.

DEFERRED COMPENSATION PLANS

DIRECTORS

          During 1990, the Bank entered into agreements with two directors to establish non-qualified deferred compensation plans for each of these directors. In 1994, additional plans were established for these two directors plus another director. These plans were limited to four-year terms. The Bank may, however, enter into subsequent similar plans with its directors. Each of the participating directors deferred the payment to himself of certain directors' fees to which he was entitled. Each director's future payment is based upon the cumulative amount of deferred fees together with interest currently accruing thereon at the rate of 8% per annum, subject to change by the Board of Directors. The total accrued liability as of December 31, 2006 and 2005 was $208,734 and $210,768, respectively, relating to these directors' deferred compensation agreements.

          During 2003, the directors were given the option of receiving or deferring their directors' fees under a non-qualified deferred compensation plan which allows the director to defer such fees until the year following the expiration of the directors' term. Payments are then made over specified terms under these arrangements up to a ten year period. Interest is to accrue on these deferred fees at a five year certificate of deposit rate, which was 4% in 2006. The certificate of deposit rate will reset in January 2008. Three directors have elected to participate in this program and the total accrued liability as of December 31, 2006 and 2005 was $115,687 and $73,422, respectively.

          Total directors fees, including amounts currently paid for the years ended December 31, 2006, 2005 and 2004 were $170,746, $189,833 and $147,152, respectively, and the total accrued liability under the directors deferred compensation plans as of December 31, 2006 and 2005 was $324,421 and $284,190, respectively.

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

          During 2002, the agreements with the two executive officers were modified. Under one agreement, the executive officer will receive $225,000 payable monthly over a 10 year period commencing in February 2003. Under another agreement, another executive officer will receive $175,000 payable monthly over a 10 year period commencing in April 2003. This second agreement also provides post-employment health care benefits to the executive officer until the attainment of age 65. As of December 31, 2006 and 2005, the net cash value of insurance policies was $396,322 and $370,986, respectively, and the total accrued liability, equal to the present value of these obligations, was $212,768 and $241,772, respectively, relating to these executive officers' and directors' deferred compensation agreements, and the accrued liability related to the post-employment health care benefit was $0 and $1,451 as of December 31, 2006 and 2005, respectively.

          In April 2003, the Bank entered into non-qualified deferred compensation agreements with three executive officers to provide supplemental retirement benefits commencing with the executive's retirement and ending 15 years thereafter. The deferred compensation expense related to these agreements for the years ended December 31, 2006 and 2005 was $97,244 and $91,507, respectively, and the total accrued liability as of December 31, 2006 and 2005 was $323,592 and $226,348, respectively.

          Total deferred compensation expense for current and retired executive officers for the years ended December 31, 2006, 2005 and 2004 was $108,239, $105,004 and $95,697, respectively, and the total accrued liability under the executive officers' deferred compensation plans as of December 31, 2006 and 2005 was $536,360 and $469,571, respectively.

14. LEASE COMMITMENTS AND CONTINGENCIES

          The Corporation's banking subsidiary entered into an operating lease on October 23, 2004 for the rental of a branch banking facility. The initial lease is for a term of five years, with two options available to renew for an additional term of five years each. Rent expense for this facility was $28,000 for the year ended December 31, 2006. Minimum rental payments required under this lease are 2007 - $28,000, 2008 - $28,000, 2009 - $22,957.

          At December 31, 2006 the Bank was leasing some minor office equipment under operating leases.

          Rental expense under operating leases for the years ended December 31, 2006, 2005 and 2004 was $1,070, $817, and $1,304, respectively.

          The Corporation's banking subsidiary entered into an operating lease on July 2, 2005 for the use of a 2005 GMC Yukon. The lease term is 36 months. Lease expense for the year ended December 31, 2006 was $7,125. Minimum rental payments required are as follows: 2007 - $7,175 and 2008 - $3,587.

          In the normal course of business, there were various pending legal actions and proceedings which were not reflected in the consolidated financial statements. In the opinion of management, the consolidated financial statements have not and will not be affected materially by the outcome of such actions and proceedings.

15. RELATED PARTY TRANSACTIONS

          Certain directors and executive officers of the Corporation and the Bank, as well as companies in which they are principal owners (i.e., at least 10% ownership), were indebted to the Bank at December 31, 2006 and 2005. These loans were made on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated parties. These loans did not present more than the normal risk of collectibility nor present other unfavorable features.

          A summary of the activity on the related party loans, comprised of five directors, seven executive officers and their related companies, consisted of the following:

                                2006          2005
                             ----------   -----------
Balance, beginning of year   $1,245,846   $ 1,538,734
Additions                       483,787       963,193
Repayments                     (798,334)   (1,256,081)
                             ----------   -----------
Balance, end of year         $  931,299   $ 1,245,846
                             ==========   ===========

          The above loans represent funds drawn and outstanding at the date of the accompanying consolidated financial statement. Commitments by the Bank to related parties on loan commitments and standby letters of credit for 2006 and 2005 presented an off-balance sheet risk to the extent of undisbursed funds in the amount of $623,567 and $640,564, respectively.

          Deposits from certain officers and directors and/or their affiliated companies held by the Bank amounted to $1,845,404 and $857,447 at December 31, 2006 and 2005, respectively.

16. REGULATORY MATTERS

          Dividends are paid by the Corporation to shareholders from its assets which are mainly provided by dividends from the Bank. However, national banking laws place certain restrictions on the amount of cash dividends allowed to be paid by the Bank to the Corporation. Generally, the limitation provides that dividend payments may not exceed the Bank's current year's retained income plus retained net income for the preceding two years. Accordingly, in 2007, without prior regulatory approval, the Bank may declare dividends to the Corporation in the amount of $1,953,064 plus additional amounts equal to the net income earned in 2007 for the period January 1, 2007, through the date of declaration, less any dividends which may have already been paid in 2007. Regulations also limit the amount of loans and advances from the Bank to the Corporation to 10% of consolidated net assets.

          The Corporation is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Corporation's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation must meet specific capital guidelines that involve quantitative measures of the Corporation's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Corporation's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Management believes, as of December 31, 2006 and 2005, that the Corporation and the Bank met all capital adequacy requirements to which they are subject.

          Quantitative measures established by regulation to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier I Capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I Capital (as defined) to average assets (as defined).

          As of December 31, 2006, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

          The Corporation's actual capital amounts (in thousands) and ratios are presented in the following table:

                                                                            To Be Well
                                                                        Capitalized Under
                                                       For Capital      Prompt Corrective
                                       Actual       Adequacy Purposes   Action Provisions
                                  ---------------   -----------------   -----------------
                                   Amount   Ratio     Amount   Ratio      Amount   Ratio
                                  -------   -----    -------   -----     -------   -----
As of December 31, 2006:
   Total Risk-Based Capital
      (To risk-weighted assets)   $31,685   20.29%   $12,493   8.00%     $15,616   10.00%
   Tier I Capital
      (To risk-weighted assets)   $30,063   19.25%   $ 6,247   4.00%     $ 9,370    6.00%
   Tier I Capital
      (To average assets)         $30,063   12.71%   $ 9,461   4.00%     $11,827    5.00%
As of December 31, 2005:
   Total Risk-Based Capital
      (To risk-weighted assets)   $30,950   20.32%   $12,185   8.00%     $15,231   10.00%
   Tier I Capital
      (To risk-weighted assets)   $29,315   19.24%   $ 6,095   4.00%     $ 9,142    6.00%
   Tier I Capital
      (To average assets)         $29,315   12.74%   $11,726   4.00%     $14,657    5.00%

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

          The Corporation may require collateral or other security to support financial instruments with off-balance sheet credit risk. The contract or notional amounts at December 31, 2006 and 2005 were as follows:

                                                                          2006          2005
                                                                      -----------   -----------
Financial instruments whose contract amounts represent credit risk:
   Commitments to extend credit                                       $19,751,463   $20,417,688
   Financial standby letters of credit                                    867,504     1,497,865
   Performance standby letters of credit                                  529,636       570,307
   Dealer floor plans                                                     437,218     1,042,843
   Loans for resale                                                        50,750            --

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

          Standby letters of credit and commercial letters of credit are conditional commitments issued by the Corporation to guarantee payment to a third party when a customer either fails to repay an obligation or fails to perform some non-financial obligation. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Corporation holds collateral supporting those commitments for which collateral is deemed necessary. The extent of collateral held for those commitments at December 31, 2006 varied from 0 percent to 100 percent; the average amount collateralized was 45.7 percent.

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

          The Corporation granted commercial, consumer and residential loans to customers primarily within Pennsylvania. Of the total loan portfolio 85.5% was for real estate loans, principally residential. It was the opinion of management that the high concentration did not pose an adverse credit risk. Further, it was management's opinion that the remainder of the loan portfolio was balanced and diversified to the extent necessary to avoid any significant concentration of credit.

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

          DEPOSITS

               Under SFAS No. 107, the fair value of deposits with no stated maturity, such as Demand Deposits, Savings Accounts, and Money Market Accounts, was equal to the amount payable on demand at December 31, 2006 and 2005.

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

     At December 31, 2006 and 2005, the carrying values and estimated fair values of financial instruments are presented in the table below:

                                                                2006                          2005
                                                    ---------------------------   ---------------------------
                                                      Carrying       Estimated      Carrying       Estimated
                                                       Amount       Fair Value       Amount       Fair Value
                                                    ------------   ------------   ------------   ------------
Financial Assets:
      Cash and short-term investments               $ 15,531,498   $ 15,531,498   $ 11,361,824   $ 11,361,824
      Investment securities                           53,486,269     53,486,269     53,919,318     53,919,318
Loans:
      Commercial                                       9,574,252      9,520,265     12,096,894     12,045,774
      Tax-exempt                                       9,620,742      9,492,663      9,018,852      8,909,839
      Real estate - construction                       2,231,209      2,234,882      1,548,536      1,555,311
      Real estate                                    135,008,963    134,678,025    127,170,180    127,027,330
      Personal                                         4,117,586      4,254,343      4,347,575      4,497,305
                                                    ------------   ------------   ------------   ------------
      Gross loans                                    160,552,752    160,180,178    154,182,037    154,035,559
      Add (Deduct): Unearned discount                    (18,975)            --        (29,824)            --
      Unamortized loan fees, net of costs                107,215             --        119,149             --
                                                    ------------   ------------   ------------   ------------
      Loans, net of unearned income                  160,640,992    160,180,178    154,271,362    154,035,559
      Allowance for losses                             1,455,636             --      1,552,576             --
                                                    ------------   ------------   ------------   ------------
         Net loans                                  $159,185,356   $160,180,178   $152,718,786   $154,035,559
                                                    ============   ============   ============   ============
Cash surrender value of bank owned life insurance   $  6,767,080   $  6,767,080   $  6,480,223   $  6,480,223
Financial Liabilities:
   Deposits:
      Demand - non-interest bearing                 $ 19,257,761   $ 19,257,761   $ 18,249,315   $ 18,249,315
      Demand - interest bearing                       28,842,953     28,842,953     28,858,627     28,858,627
      Savings                                         34,023,884     34,023,884     34,767,792     34,767,792
      Time - $100,000 and over                        28,870,821     28,765,326     25,627,611     25,399,928
      Other time                                      58,289,088     58,173,492     57,343,513     56,869,479
                                                    ------------   ------------   ------------   ------------
         Total Deposits                             $169,284,507   $169,063,416   $164,846,858   $164,145,141
                                                    ============   ============   ============   ============
Short-Term Borrowings                               $ 29,309,848   $ 29,309,848   $ 24,599,711   $ 24,599,711
Long-Term Borrowings                                  11,297,111     11,772,313     11,310,669     12,074,820
Off-Balance Sheet Assets (Liabilities):
      Commitments to extend credit                                 $ 19,751,463                  $ 20,417,688
      Standby letters of credit                                         867,504                     1,497,865
      Performance standby letters of credit                             529,636                       570,307
      Dealer floor plans                                                437,218                     1,042,843

19. PARENT COMPANY FINANCIAL INFORMATION

     Condensed financial information for CCFNB Bancorp, Inc. (Parent Company only) was as follows:

                                                          December 31,
                                                   -------------------------
                                                      2006           2005
                                                   -----------   -----------
BALANCE SHEETS
Assets
   Cash                                            $   162,071   $   155,207
   Investment in subsidiary                         28,606,146    27,437,827
   Investment in other equity securities             1,341,531     1,264,946
   Prepayments and other assets                        260,825       198,909
   Receivable from subsidiary                               --        38,014
                                                   -----------   -----------
      Total Assets                                 $30,370,573   $29,094,903
                                                   ===========   ===========
Liabilities and Stockholders' Equity
   Accrued expenses and other liabilities          $    91,766   $    82,477
   Payable to subsidiary                                29,987            --
                                                   -----------   -----------
      Total Liabilities                                121,753        82,477
                                                   -----------   -----------
Stockholders' Equity
   Common stock                                      1,552,080     1,572,921
   Surplus                                           2,672,545     3,126,502
   Retained earnings                                26,054,135    24,616,500
   Accumulated other comprehensive (loss)              (29,940)     (303,497)
                                                   -----------   -----------
      Total Stockholders' Equity                    30,248,820    29,012,426
                                                   -----------   -----------
      Total Liabilities and Stockholders' Equity   $30,370,573   $29,094,903
                                                   ===========   ===========

                                                           Years Ended December 31,
                                                   ---------------------------------------
                                                       2006          2005          2004
                                                   -----------   -----------   -----------
STATEMENTS OF INCOME
Income
   Dividends from subsidiary bank                  $ 1,478,298   $ 1,223,000   $   967,703
   Dividends - other                                    44,469        40,660        37,256
   Securities gains                                         58        33,947            --
   Other                                                    --            --           174
   Interest                                              1,520         1,416         2,661
                                                   -----------   -----------   -----------
      Total Income                                   1,524,345     1,299,023     1,007,794
Operating expenses                                      82,367       109,927        97,013
                                                   -----------   -----------   -----------
      Income Before Taxes and Equity in
         Undistributed Net Income of Subsidiary      1,441,978     1,189,096       910,781
Applicable income tax (benefit)                        (22,199)      (17,340)      (22,555)
                                                   -----------   -----------   -----------
      Income Before Equity in Undistributed Net
         Income of Subsidiary and Equity in
         Income from Insurance Agency                1,464,177     1,206,436       933,336
Equity in undistributed income of subsidiary           945,308     1,007,756     1,266,829
Income from investment in insurance agency               2,156        11,366        17,248
                                                   -----------   -----------   -----------
      Net Income                                   $ 2,411,641   $ 2,225,558   $ 2,217,413
                                                   ===========   ===========   ===========
STATEMENTS OF CASH FLOWS
Operating Activities:
   Net income                                      $ 2,411,641   $ 2,225,558   $ 2,217,413
   Adjustments to reconcile net income to net
      cash provided by operating activities:
      Deferred income taxes                                733         3,864         5,665
      Securities gains                                     (58)      (33,947)           --
      Equity in undistributed net income of
         subsidiary                                   (945,308)   (1,007,756)   (1,266,829)
      (Income) from investment in an insurance
         agency                                         (2,156)      (11,366)      (17,248)
      (Increase) decrease in prepayments and
         other assets                                  (59,760)       57,733       (47,082)
      (Increase) decrease in receivable from
         subsidiary                                     39,322       (38,014)       35,181
      Increase (decrease) in payable to
         subsidiary                                     29,986       (34,862)       34,862
      Increase (decrease) in income taxes and
         accrued expenses payable                      (17,482)       17,482            --
                                                   -----------   -----------   -----------
         Net Cash Provided By Operating
            Activities                               1,456,918     1,178,692       961,962
                                                   -----------   -----------   -----------
Investing Activities:
   Purchase of equity securities                            --      (140,707)           --
   Proceeds from sale of equity securities                  58       142,087            --
                                                   -----------   -----------   -----------
         Net Cash Provided By Investing
            Activities                                      58         1,380            --
                                                   -----------   -----------   -----------
Financing Activities:
   Acquisition of treasury stock                      (680,700)     (505,700)     (467,000)
   Proceeds from issuance of common stock              204,594       235,714       206,245
   Cash dividends                                     (974,006)     (933,013)     (890,997)
                                                   -----------   -----------   -----------
         Net Cash (Used In) Financing Activities    (1,450,112)   (1,202,999)   (1,151,752)
                                                   -----------   -----------   -----------
         Increase (Decrease) in Cash and Cash
            Equivalents                                  6,864       (22,927)     (189,790)
Cash and Cash Equivalents at Beginning of Year         155,207       178,134       367,924
                                                   -----------   -----------   -----------
         Cash and Cash Equivalents at End of
            Year                                   $   162,071   $   155,207   $   178,134
                                                   ===========   ===========   ===========

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of CCFNB Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of CCFNB Bancorp, Inc. and Subsidiary as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Corporation is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Corporation's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CCFNB Bancorp, Inc. and Subsidiary as of December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.


/s/ J. H. Williams & Co., LLP
J. H. Williams & Co., LLP
Kingston, Pennsylvania
February 17, 2007

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF OUR DISCLOSURE CONTROLS AND INTERNAL CONTROLS. We evaluated the effectiveness of the design and operation of our "disclosure controls and procedures" (Disclosure Controls), and our "internal controls and procedures for financial reporting" (Internal Controls). This evaluation (the Controls Evaluation) was done under the supervision and with the participation of management, including our Chief Executive Officer (CEO) and Chief Financial Officer (Treasurer). Rules adopted by the SEC require that, in this section of this report, we present the conclusions of the CEO and the Treasurer about the effectiveness of our Disclosure Controls and Internal Controls as of December 31, 2006.

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

In accord with Commission requirements, the CEO and Treasurer note that, as of December 31, 2006, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

CONCLUSIONS. Based upon the Controls Evaluation, our CEO and Treasurer have concluded that, as of December 31, 2006, subject to the limitations noted above, our Disclosure Controls are effective to ensure that material information relating to CCFNB Bancorp, Inc. and its consolidated subsidiaries is made known to management, including the CEO and Treasurer, particularly during the period when our Exchange Act periodic reports are being prepared, and that our Internal Controls are effective as of December 31, 2006, to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

                              ELECTION OF DIRECTORS

          The Corporation has nine directors who are divided into three classes: three directors are in Class 1; three directors are in Class 2; and three directors are in Class 3. Each director holds office for a three-year term. The terms of the classes are staggered, so that the term of office of one class expires each year.

          At this meeting, the stockholders elect three Class 2 directors. Unless you withhold authority to vote for one or more of the nominees, the persons named as proxies intend to vote for the election of the three nominees for Class 2 director. All of the nominees are recommended by the Board of
Directors:

                                        Lance O. Diehl
                                        W. Bruce McMichael, Jr.
                                        Paul E. Reichart

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

CLASS 1 DIRECTORS WHOSE TERM EXPIRES IN 2008

          ROBERT M. BREWINGTON, JR., 56

          Director since 1996. Owner of Sutliff Motors and Brewington Transportation and a part owner of J&B Honda (sales and service of cars and trucks; school bus contractor, sales of motorcycles and
          ATVs). Mr. Brewington is the brother of Sally Tucker, the bank's Marketing Director.

          WILLARD H. KILE, JR., D.M.D., 52

          Director since 2000. Partner of Kile & Robinson LLC (dentists); Partner of Kile & Kile Real Estate. Mr. Kile is a first cousin to Lance O. Diehl, our President and Chief Executive Officer.

          CHARLES E. LONG, 71

          Director since 1993. Retired. Former President of Long Supply Co., Inc. (a wholesaler and retailer of hardware and masonry products).

CLASS 2 DIRECTORS WHOSE TERM EXPIRES IN 2007 AND NOMINEES FOR CLASS 2 DIRECTORS WHOSE TERM WILL EXPIRE IN 2010

          LANCE O. DIEHL, 41

          Director since 2003. President and Chief Executive Officer of the Corporation and the bank. Former Executive Vice President of Branch Operations and Marketing of the bank. Mr. Diehl is a first cousin to Mr. Kile, a director.

          W. BRUCE MCMICHAEL, 47

          Director since 2006. Licensed Funeral Director; President, McMichael Funeral Home, Inc.

          PAUL E. REICHART, 69

          Director since 1983. Chairman and former Vice Chairman of the Corporation and the bank. Former President and Chief Executive Officer of the Corporation and the bank.

CLASS 3 DIRECTORS WHOSE TERM EXPIRES IN 2009

          EDWARD L. CAMPBELL, 68

          Director since 1985. Secretary of the Corporation and the bank. President of ELC Enterprises, Inc. and a partner of Heritage Acres, Evergreens.

          FRANK D. GEHRIG, 61

          Director since 2004. Partner in Accounting Firm of Brewer, Gehrig & Johnson, Certified Public Accountants.

          ELWOOD R. HARDING, JR., 60

          Director since 1984. Vice Chairman of the Corporation and the bank. Attorney at law and President of Premier Real Estate Settlement Services, Inc. (title insurance).

NUMBER OF MEETINGS

          During 2006, the Corporation's Board of Directors held 13 meetings and the bank's Board of Directors held 23 meetings. All of the Corporation's directors attended 75% or more of all Board of Directors and Committee meetings of the Corporation and the bank during 2006.

             COMMITTEES OF THE BOARD OF DIRECTORS OF THE CORPORATION

          The Audit Committee of the Corporation is composed of the same members as the Audit Committee of the bank. See, discussion under the caption: "Audit Committee Report". The Audit Committee serves as the Qualified Legal Compliance Committee of the Corporation for purposes of Rule 205 of the SEC.

          The Corporation has no other standing committees. The bank's Human Resource Committee performs the functions for a compensation committee of the Corporation. See, the caption: "Committee Report on Executive Compensation".

                COMMITTEES OF THE BOARD OF DIRECTORS OF THE BANK

                                                              LONG      CREDIT
                             BOARD OF                         RANGE     ADMINI-     HUMAN              ASSET-
NAME                        DIRECTORS   EXECUTIVE   AUDIT   PLANNING   STRATION   RESOURCE   TRUST   LIABILITY
----                        ---------   ---------   -----   --------   --------   --------   -----   ---------
Robert M. Brewington, Jr.     [X]                   [X]      [X]                                       [X](1)

Edward L. Campbell            [X]         [X]                                      [X](1)    [X]       [X]
Lance O. Diehl                [X]         [X]                [X]        [X]        [X]       [X]       [X]
Frank D. Gehrig               [X]                   [X]                 [X](1)
Elwood R. Harding, Jr.        [X]         [X]                [X]                             [X](1)    [X]
Willard H. Kile, Jr.          [X]                   [X](1)              [X]
Charles E. Long               [X]                   [X]      [X](1)                 [X]                [X]
W. Bruce McMichael, Jr.       [X]                                       [X]                  [X]
Paul E. Reichart              [X](1)      [X](1)             [X]        [X]         [X]      [X]       [X]

(1)  Chairman.

EXECUTIVE COMMITTEE

The Executive Committee reviews the operations of the Board of Directors with respect to directors' fees and frequency of Board of Directors' meetings as well as the Corporation's capital structure, stock position and earnings. In addition, the Executive Committee analyzes other management issues and periodically makes recommendations to the Board of Directors based on its findings.

AUDIT COMMITTEE

The Audit Committee is responsible for the review and evaluation of the system of internal controls and corporate compliance with applicable rules, regulations and laws. The Audit Committee meets with outside independent auditors and senior management to review the scope of the internal and external audit engagements, the adequacy of the internal and external auditors, corporate policies to ensure compliance and significant changes in accounting principles. See "Audit Committee Report".

LONG RANGE PLANNING COMMITTEE

This committee studies the future growth, capital development and corporate structure of the Corporation.

CREDIT ADMINISTRATION COMMITTEE

This committee reviews all new loans, past due loans, loan compliance, loan review and other pertinent matters.

HUMAN RESOURCE COMMITTEE

This committee recommends to the Board of Directors the amount to be considered for contribution to the profit sharing/401K plan and reviews the proposed salary increases of the officers, before they are presented to the Board of Directors for approval. See "Committee Report on Executive Compensation".

TRUST COMMITTEE

This committee is responsible for the oversight of the Trust Department, including the Trust Department investments and operations. Additionally, the committee oversees our third party brokerage firm.

ASSET-LIABILITY COMMITTEE

This committee reviews asset-liability positions and provides support and direction in managing net interest margins and liquidity.

                           DIRECTORS' COMPENSATION (7)

                                                                       Interest Earned
                                                                         on Deferred
                              Fees                                        Director's
                             Earned                      Non-Equity     Fee Plans and
                               Or                         Incentive      Nonqualified
                              Paid     Stock   Option       Plan           Deferred        All Other
                            in Cash   Awards   Awards   Compensation     Compensation    Compensation
Name                          ($)     ($)(1)   ($)(2)      ($)(3)        Earnings($)        ($)(6)      Total($)
----                        -------   ------   ------   ------------   ---------------   ------------   --------
Robert M. Brewington, Jr.    13,400      0        0           0            1,632(4)           N/A        15,032
Edward L. Campbell           14,625      0        0           0                0              N/A        14,625
Frank D. Gehrig              13,675      0        0           0                0              N/A        13,675
Elwood R. Harding, Jr.       13,400      0        0           0           12,128(5)           N/A        25,528
Willard H. Kile, Jr.         15,325      0        0           0            1,912(4)           N/A        17,237
Charles E. Long              14,775      0        0           0                0              N/A        14,775
W. Bruce Michael, Jr.         9,875      0        0           0              139(4)           N/A        10,014
Paul E. Reichart             40,000      0        0           0                0              N/A        40,000

(1)  No Stock Awards were given by the Corporation in 2006.

(2)  No Option Awards were given by the Corporation in 2006.

(3)  No Non-Equity Incentive Plan Compensation was paid to Directors in 2006.

(4)  Represents interest earned on deferred director's fees.

(5) Represents increase in value due to interest earned on two Nonqualified Deferred Compensation Plans.

(6)  No director listed incurred more than $10,000 in all other compensation.

(7)  See "Deferred Compensation Agreements" for more information.

     Lance O. Diehl, President and CEO, is also a Director. Refer to Summary Compensation Table.

DEFERRED COMPENSATION AGREEMENTS FOR DIRECTORS

          The bank entered into two agreements with Elwood R. Harding, Jr., to establish non-qualified deferred compensation plans. Each of these plans was limited to a four-year period of deferment of director's fees. Mr. Harding's future payment is based upon the cumulative amount of deferred fees together with interest currently accruing thereon at the rate of 8% per annum, subject to change by the Board of Directors. The bank has obtained life insurance policies (designating the bank as beneficiary) on the life of Mr. Harding which is intended to cover the bank's obligations and related costs under these agreements. As of December 31, 2006 and 2005, the net cash surrender value of these and other insurance policies was $490,887 and $448,101, respectively, and the total accrued liability was $208,734 and $210,768, respectively, relating to these agreements. Mr. Harding is currently a Director of the Corporation and his total accrued liability was $156,930 and $145,312 at December 31, 2006 and 2005, respectfully. At retirement age of 69, Mr. Harding will receive $20,283 for 10 years and at retirement age of 72, Mr. Harding will receive an additional $31,300 for 10 years.

          The bank gave the directors the option of receiving or deferring their directors' fees under a deferred director's fee plan which allows the director to defer such fees until the year following the expiration of the director's term. Each year, the director has the option of participating for that year. Payments are then made over specified terms under these arrangements up to a ten-year period. Interest is to accrue on these deferred fees at a five-year certificate of deposit rate, which was 4% in 2006. The current certificate of deposit rate will reset in January 2008. Three directors, specifically Robert M. Brewington, Jr., Willard H. Kile, Jr. and W. Bruce McMichael, Jr. have elected to participate in this program; at December 31, 2005 and 2006, deferred fees and accrued interest for Mr. Brewington was $33,849 and $48,881; deferred fees and accrued interest for Mr. Kile was $39,573 and $56,810 and deferred fees and accrued interest for Mr. McMichael was $0 and $9,996, respectively.

ITEM 11. EXECUTIVE COMPENSATION

                             EXECUTIVE COMPENSATION

                  REPORT OF COMMITTEE ON EXECUTIVE COMPENSATION

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

          In addition to this committee on executive compensation, the bank has a Human Resource Committee comprised of four of our directors, who also serve as directors of the bank. One of those directors is Mr. Reichart, who is also the Chairman of the bank. The bank's Human Resource Committee discusses and reviews evaluations of all management positions within the bank, except for Messrs Reichart, the Chairman, Diehl, the President and Chief Executive Officer, and Wenner, the Executive Vice President and Chief Operating Officer. The compensation committee on executive compensation is solely responsible for the compensation decisions involving the latter three officers and, in consultation with Mr. Diehl, reviewed the compensation for the other named executive officers in this proxy statement.

          Over the past year, the Board, sitting as the Committee on Executive Compensation, met one time to discuss the performance of the executive officers in the previous year and to compare their performance with peers. Moreover, the Human Resources Committee met one time in 2006 to discuss the performance of all the officers excluding the executive officers. Officer's salaries were also compared with peer reports.

          The Board, sitting as the Committee on Executive Compensation, reviewed the text of the Compensation Discussion and Analysis section contained in this proxy statement and approved its inclusion in the proxy statement and in our Annual Report on Form 10-K for the year ended December 31, 2006, to be filed with the SEC.

ANNUAL COMPENSATION

          Annual compensation for our senior executives includes salary, bonus and contribution to his/her 401K profit sharing plan. This is similar to the compensation programs for most of our peer group banking companies.

CHIEF EXECUTIVE OFFICER COMPENSATION

          Mr. Diehl received total compensation of $196,949 in the year 2006. Please refer to the Summary Compensation Table..

          We established the following 2007 compensation package for Mr. Diehl:
Annual salary to be paid is $150,000, and we expect the other payment and benefits described in the Summary Compensation Table to remain comparable in 2007 as in 2006. A 2006 4% "across the board" bonus was paid in January 2007 which amounted to $5,400. The bank will also contribute $21,891 in 2007 to Mr. Diehl's deferred compensation plan.

TREASURER (PRINCIPAL FINANCIAL OFFICER) COMPENSATION

          Ms. Kocher received total compensation of $61,069 in the year 2006. Please refer to the Summary Compensation Table.

          We established the following 2007 compensation package for Ms. Kocher:
Annual salary to be paid is $53,045, and we expect the other payment and benefits described in the Summary Compensation Table to remain comparable in 2007 as in 2006. A 2006 4% "across the board" bonus was paid in January 2007 which amounted to $2,060.

CHIEF OPERATING OFFICER COMPENSATION

          Mr. Wenner received total compensation of $184,606 in the year 2006. Please refer to the Summary Compensation Table.

          We established the following 2007 compensation package for Mr. Wenner:
Annual salary to be paid is $125,000, and we expect the other payment and benefits described in the Summary Compensation Table to remain comparable in 2007 as in 2006. A 2006 4% "across the board" bonus was paid in January 2007 which amounted to $4,600. The bank will also contribute $46,770 in 2007 to Mr. Wenner's deferred compensation plan.

SENIOR VICE PRESIDENT OF FINANCIAL PLANNING DEPARTMENT COMPENSATION

          Mr. Trump received total compensation of $131,614 in the year 2006. Please refer to the Summary Compensation Table.

          We established the following 2007 compensation package for Mr. Trump:
Annual salary to be paid is $78,003, and we expect the other payment and benefits described in the Summary Compensation Table to remain comparable in 2007 as in 2006. A 2006 4%

"across the board" bonus was paid in January 2007 in the amount of $3,059. The bank will also contribute $37,051 in 2007 to Mr. Trump's deferred compensation plan.

OTHER FACTORS THAT INFLUENCED COMPENSATION

          We considered Messrs. Diehl's and Wenner's pay and annual bonus appropriate because of their roles in creating a culture of high performance with high integrity and in leading the Corporation to strong financial results in 2006:

          -    Revenues increased 14.8% to $15,102,000

          -    Earnings from continuing operations grew 8.4% to $2,411,641

          -    Loans increased 4.1% to $160,641,000

          -    Return on average total capital was 7.97%

          In addition, we considered Mr. Diehl's leadership in meeting the operational and strategic goals established for the bank in the beginning of 2006.

          Our Compensation Committee considered that Mr. Diehl has worked for the bank for a total of 13 years and has 19 years experience in the financial services industry. Mr. Diehl is a magna cum laude graduate of Bloomsburg University, receiving a Bachelor of Science in Business Administration; holds a Masters in Business Administration from Lehigh University; and is a graduate of the Stonier Graduate School of Banking.

          Ms. Kocher began her employment at the bank in June 1965. She has 34 years of banking experience. During this time, she has held duties as Executive Assistant, Teller, Accountant, Personnel, Assistant Vice President and present positions of Vice President, Controller and Assistant Secretary of the bank and Treasurer, Principal Financial Officer, and Assistant Secretary of the Corporation. Ms. Kocher is a graduate of the Central Atlantic Advanced School of Banking. Her duties include responsibility for Bank and Bancorp corporate accounting, financial reporting systems, shareholder relations, accounts payable, ALCO systems, funds management, Disclosure Committee and regulatory reporting.

          Mr. Wenner has been employed at the bank since May 1974. During this time, he has held duties as Teller, Technology Director, Internal Auditor, Loan Officer, Community Office Manager, Credit Administrator, Vice President, Senior Vice President and his present position of Executive Vice President and Chief Operating Officer. In his present capacity, Mr. Wenner has direct supervision over areas which include accounting, data deposit operations, information technology, human resources, training, compliance, security, credit administration and branch administration.

          Mr. Trump has been employed at the bank since 1989 and has 37 years of banking experience. His duties have included Office Manager and Commercial Lending Officer, and he is currently Senior Vice President of the Financial Planning Department, which he was instrumental in starting in 1990. Mr. Trump is a graduate of Williamsport Community College, the Paralegal Institute in Philadelphia and the Pennsylvania Bankers Association Trust School. He has gained valuable experience working with both public and private foundations, as well as managing investment portfolios, tax preparations, pension plan administration and also account administration.

                                        Committee on Executive Compensation

                                        Robert M. Brewington, Jr.
                                        Edward L. Campbell
                                        Frank D. Gehrig
                                        Elwood R. Harding, Jr.
                                        Willard H. Kile, Jr.
                                        Charles E. Long
                                        W. Bruce McMichael, Jr.

                      COMPENSATION DISCUSSION AND ANALYSIS

The following discussion will touch upon:

     -    the objectives of our executive compensation policy;

     -    what our compensation policy is designed to award;

     -    each element of compensation;

     -    the reasons why these elements of compensation were selected;

     -    how we determine the amount of each element of compensation; and

     - how each element of compensation chosen by us fits into the objectives of our overall executive compensation policy.

OBJECTIVES OF EXECUTIVE COMPENSATION

               - link the executive's goals with your interests as stockholders;

               - support our strategic business plan and long-term development;

               - award a portion of the executive's compensation based upon our overall performance; and

               -    attract and retain talented management.

          Our decisions on senior executive officer compensation are based primarily upon our assessment of each executive's leadership and operational performance and potential to enhance long-term stockholder value. We rely upon our judgment about each individual - and not on rigid formulas or short-term changes in business performance - in determining the amount and mix of compensation elements and whether each particular payment or award provides an appropriate incentive and reward for performance that sustains and enhances long-term stockholder value. Key factors affecting our judgment include: performance compared to the financial, operational and strategic goals established for the executive at the beginning of the year; nature, scope and level of responsibilities; contribution to the Corporation's financial results, particularly with respect to key metrics such as, revenue, earnings and return on total capital; effectiveness in leading our initiatives to increase customer value and productivity; contribution to the Corporation's commitment to corporate responsibility, including success in creating a culture of integrity and compliance with applicable laws and our ethics policies; and commitment to community leadership and diversity.

          We considered each executive's current salary and prior year bonus, the appropriate balance between incentives for long-term and short-term performance and the compensation paid to the executive's peers within the Corporation and industry.

          We also consulted with an executive compensation expert and considered the compensation levels and performances of banking companies in comparable market areas, as these companies are most likely to compete with us for the services of our executives. However, we do not tie our compensation decisions to any particular range or level of total compensation paid to executives at those companies.

ELEMENTS OF EXECUTIVE COMPENSATION

          We utilize annual compensation which includes salary, cash bonus and cash contributions to our 401(K) profit sharing plan, as well as certain perquisites. The key elements of our executive compensation program are:

Base Salary. Base salaries for our executives are established based on the scope of their responsibilities, taking into account competitive market compensation paid by other companies for similar positions as well as salaries paid to the executives' peers within the Corporation and industry. We set base salaries at a level designed to attract and retain superior leaders. Base salaries are typically reviewed every 12 months, and adjusted from time to time to take into account outstanding individual performance, promotions and competitive compensation levels. The salaries we paid to the named executive officers are shown in the applicable Summary Compensation Table.

Annual Bonus. We generally pay annual bonuses to all employees to incent and reward superior performance for the year. Bonuses, which are at the sole discretion of the Board of Directors, are paid to all employees in cash in January for the prior year's performance. In addition, the Board of Directors may award an additional cash bonus based upon the evaluation of each executive's individual performance during the year, in the context of our assessment of the overall performance of the Corporation and the executive's function in meeting the specific financial and other key goals established for the Corporation and the executive's function. This evaluation also includes an assessment of how the executive performed compared to the financial, operational and strategic goals and objectives established for the executive at the beginning of the year. The annual bonuses we awarded over the last three years are shown in the applicable Summary Compensation Tables.

We do not have a long-term compensation program based upon the award of stock options and restricted stock or other long-term incentive awards. However, we do have long-term compensation agreements. See the discussion of these agreements elsewhere in this proxy statement. We may consider the award of stock options or restricted stock in the future.

Perquisites. We provide our senior executive officers with perquisites that we believe are reasonable, competitive and consistent with the Corporation's overall executive compensation program. We believe that our perquisites help us to retain the best leaders and allow them to operate more effectively. These perquisites, include but are not limited to, profit-sharing plan, employee stock purchase plan, life insurance plan (including an arrangement with 18 current and former bank officers under a bank-owned life insurance investment), disability insurance plan, business expense reimbursement, vacation, holiday, sick and personal days with pay, as provided by the bank to its regular full-time employees. Mr. Diehl also receives the use of a bank-provided automobile and the bank reimburses all expenses relating thereto, including fuel, oil, maintenance and insurance costs. The use of this automobile is limited to Mr. Diehl, his spouse, authorized bank personnel or a designated driver in the event of an emergency. Mr. Reichart also receives the use of a bank-provided vehicle and the expenses relating thereto. Mr. Reichart does reimburse the bank for certain mileage expenses. In addition, Mr. Reichart is afforded the use of a cellphone. Mr. Reichart's expenses combined do not total more than $10,000 for 2006.

BENCHMARKING AND PEER GROUP

          Our committee on executive compensation wants the compensation of an executive to be competitive with other commercial banking institutions doing business in similar markets. Each year, our compensation committee on executive compensation and the bank's Human Resources Committee reviews a report from L.
R. Webber Associates, Inc, PO Box 593, Hollidaysburg, PA 16648, ("Webber") that delineates compensation at peer group banking companies; discusses such report as well as the performance and compatibility to the position with each named executive officer in this proxy statement; and takes into consideration recommendations by each named executive officer's supervisory officer or by members of the Board of Directors for the senior most named executive officers. The total executive compensation for Mr. Diehl places his compensation above the average mid-point range of the peer group by asset size and above the average minimum range for the region. The total compensation for Ms. Kocher is determined by the Human Resource Committee, which uses a quartile system for salary ranges and not the Webber survey; however, her salary would range half way between the mid-point and maximum compensation ranges. Mr. Wenner's compensation is placed above the average maximum range of the peer group by asset size and above the average mid-point range for the region. Mr. Trump's compensation is determined by the Human Resource Committee, which uses a quartile system for salary ranges and not the Webber survey; however, his salary would range in the upper to maximum compensation range. All of these factors are taken into consideration in the determination of the compensation of the named executive officers as a group and of the named executive officers individually.

          Webber prepares an annual salary/benefit survey for the bank. This survey included information on 12 banks and 2 thrifts for the asset group ranging from $200,000,000 to $299,999,999 in assets. This survey further compared 13 banks and 4 thrifts for the region including Columbia County and the following additional Pennsylvania counties: Carbon, Lackawanna, Luzerne, Monroe, Northampton, Pike, Schuylkill, Susquehanna, Wayne and Wyoming. The average minimum and maximum salary ranges for the Chief Executive Officer reflect $89,061 to $325,050, respectfully. Compensation for the Chief Operating Officer ranges from a minimum of $57,000 to a maximum of $235,000.

          The Corporation's quartile system was originally created by Webber. Calculations are provided each year by the Human Resource Officer showing each current quartile with projected adjustments of an increase of 2%, 3% and 4%. This information is then presented to the Board of Directors by the President and Chief Operating Officer, and the Board of Directors makes the final decision. It was decided that there would be no adjustments to the quartile ranges for 2007. The salary ranges for the Controller (Principal Financial Officer) reflect a minimum of $34,772 with the maximum at $58,288. The Senior Vice President (Senior Vice President of Financial Planning) position uses the same Webber classifications system and the minimum salary reflects $47,905 with the maximum at $81,893.

BASE SALARY AND BENEFITS

          Annual base salary is designed to compensate executive officers for their continued levels of superior performance. The base salary amounts paid to the named executive officers for the fiscal year 2006 are reflected in the salary column of the Summary Compensation Table. In addition to base cash compensation, each executive officer participates in the same retirement plan, profit sharing plan, savings plan, life insurance plan or disability insurance plan, business expense reimbursement, vacation pay, holiday pay, sick pay and personal days off with pay, as provided by the bnk to its regular full time employees. According to executive employee agreements for the Chief Executive Officer and Chief Operating Officer, base salary shall not fall below $100,000 and $85,000, respectively. Benefits included are the same as described above for perquisites.

CASH BONUS AWARDS

          The Board of Directors of the bank, in its sole discretion, may provide for payment of an annual bonus to all of the employees of the bank. However, Messrs. Diehl and Wenner each received an additional $5,000 cash bonus in December 2006 for outstanding performance.

SEVERANCE AND CHANGE IN CONTROL BENEFIT

          As delineated in the employment agreements for the Chief Executive Officer and the Chief Operating Officer, termination without cause, the bank shall pay the executive his annual base salary (minus applicable taxes and withholdings) for a one (1) year period, together with the dollar value of any accrued vacation and unreimbursed business expenses as of the date of termination. If the executive's employment shall be terminated for cause, the Bank shall pay the executive his full annual base salary, minus applicable taxes and withholdings prorated through the date of termination at the rate in effect at the time of termination, together with the dollar value of any accrued vacation and unreimbursed business expenses as of the date of termination. There are no other employee agreements for the other named executive officers contained in this proxy statement.

          The bank has entered into the following severance and change in control agreements for the named executive officers identified below:

          If Mr. Diehl terminated his employment with the Corporation for good reason following a change in control, he would have had $270,000 available to him, or the amount equal to two times his annual base salary, (minus applicable taxes and withholdings), and his vested share balance in the bank's qualified defined contribution plan.

TAX AND ACCOUNTING CONSIDERATION

          We will take into account tax consequences to our named executive officers in designing the various elements of our executive compensation policy, such as the design terms to defer immediate income recognition in accordance with Section 409A of the Internal Revenue Code of 1986.

                           SUMMARY COMPENSATION TABLES

          The Securities and Exchange Commission (SEC) has amended its rules with respect to the presentation of information about executive compensation. We are required to present additional information about how we compensate our named executive officers, and, in our case, to include additional officers whose names and compensation were not required to be presented in our proxy statements for past annual meetings. This new approach to the disclosure of executive compensation can be phased-in over a 3-year period. Therefore, we are presenting two Summary Compensation Tables for your review - one for the years ended December 31, 2005 and 2004 and a new expanded one for the year ended December 31, 2006. This latter table includes information about our principal financial officer as well as other named executive officers whose annual total compensation, as defined by the SEC's rules, exceeded $100,000.

                       SUMMARY COMPENSATION TABLE FOR THE
                          YEAR ENDED DECEMBER 31, 2006

                                                                       Non-Stock       Change in
Name and                                       Stock       Option      Incentive      Nonqualified   All Other
Principal                Salary   Bonus ($)  Awards ($)  Awards ($)   Plan Compen-   Deferred Comp.  Compensa-
Position           Year    ($)       (1)        (6)         (7)      sation ($) (8)    Plans ($)      tion ($)  Total ($)
---------          ----  -------  ---------  ----------  ----------  --------------  --------------  ---------  ---------
Lance O. Diehl,
   President &
   Chief
   Executive
   Officer         2006  135,000    4,200         0          0             0             20,136       37,613(2)  196,949

Virginia D.
   Kocher,
   Treasurer &
   Principal
   Financial
   Officer         2006   51,500    1,750         0          0             0                  0        7,819(3)   61,069

Edwin A.
   Wenner,
   Executive
   Vice-President
   & Chief
   Operating
   Officer         2006  115,000    3,640         0          0             0             43,024       22,942(4)  184,606

Jacob S. Trump,
   Senior Vice
   President       2006   76,473    2,624         0          0             0             34,084       18,433(5)  131,614

(1)  Represents a cash bonus representing 3 1/2% of 2005 base salary.

(2) Includes $10,925 as the payment of directors' fees; $5,848 representing the bank's matching contribution to Mr. Diehl's 401K plan; $11,217 as car expense; $543 as cellphone expense; $1,178 as cafeteria plan benefits; $649 as term life insurance and bank-owned life insurance premium payments; $600 as a partial corporate membership in the Berwick Golf Club; $1,653 for various meal and travel expenses; and $5,000 as a one time cash bonus.

(3) Includes $1,597 representing the bank's matching contribution to Ms. Kocher's 401K plan; $3,584 as cafeteria plan benefits; $2,005 as term life insurance and bank-owned life insurance premium payments; and $633 for various meal, dues and travel expenses.

(4) Includes $4,946 representing the bank's matching contribution to Mr. Wenner's 401K plan; $368 as cellphone expense; $7,563 as cafeteria plan benefits; $3,147 as term life insurance and bank-owned life insurance premium payments; $600 as a partial corporate membership in the Berwick Golf Club; $1,318 for various meal and travel expenses; and $5,000 as a one time cash bonus.

(5) Includes $3,164 representing the bank's matching contribution to Mr. Trump's 401K plan; $8,548 as cafeteria plan benefits; $3,999 as term life insurance and bank-owned life insurance premium payments; $2,200 as an annual membership in the Eagles Mere Country Club and $522 for various meal and travel expenses.

(6)  No Stock Awards were given by the Corporation in 2006.

(7)  No Option Awards were given by the Corporation in 2006.

(8)  No Non-stock Incentive Plan Compensation was given by the Corporation in
     2006.

                         SUMMARY COMPENSATION TABLE FOR
                   THE YEARS ENDED DECEMBER 31, 2005 AND 2004

                                                       ANNUAL COMPENSATION(1)
                                              --------------------------------------
                                     FISCAL                            OTHER ANNUAL       ALL OTHER
   NAME AND PRINCIPAL POSITION        YEAR    SALARY($)   BONUS($)   COMPENSATION($)   COMPENSATION($)
   ---------------------------       ------   ---------   --------   ---------------   ---------------
          LANCE O. DIEHL              2005     120,000    3,870(2)      16,422(3)         22,379(4)
       PRESIDENT AND CHIEF            2004     110,000    3,517(5)      15,391(6)         20,477(7)
        EXECUTIVE OFFICER

         EDWIN A. WENNER              2005     104,000    3,325(2)       4,293(8)         51,418(9)
EXECUTIVE VICE PRESIDENT AND CHIEF    2004      95,000    2,975(5)       3,919(10)        47,873(11)
        OPERATING OFFICER

(1) From January 1, 2004 through December 31, 2005, we did not pay any long-term compensation in the form of stock options, stock appreciation rights, restricted stock or any other long-term compensation, nor did we enter into any long-term incentive plan payments. Accordingly, no such information is presented in the summary compensation table set forth above. No such arrangements are currently in effect.

(2)  Represents a cash bonus representing 3 1/2% of 2004 base salary.

(3) Includes $11,400 as the payment of directors' fees and $5,022 representing the bank's matching contribution to Mr. Diehl's 401K plan.

(4) Includes $19,405 as a payment for a deferred compensation plan; $949 as car expense; $258 as cellphone expense; $826 as cafeteria plan benefits, $266 as term life insurance premium payments on the life of Mr. Diehl, $600 as a partial corporate membership in the Berwick Golf Club and $75 for a Years of Service Award for ten years of employment at the bank.

(5)  Represents a cash bonus representing 3 1/2% of 2003 base salary.

(6) Includes $10,800 as the payment of directors' fees and $4,591 representing the bank's matching contribution to Mr. Diehl's 401K plan.

(7) Includes $16,047 as a payment for a deferred compensation plan; $678 as car expense; $403 as cellphone expense; $758 as cafeteria plan benefits, $2,356 as a Berwick Golf Club membership and $235 as term life insurance premium payments on the life of Mr. Diehl.

(8)  Represents the bank's matching contribution to Mr. Wenner's 401K plan.

(9) Includes $40,578 as a payment for a deferred compensation plan; $259 as cellphone expense; $7,511 as cafeteria plan benefits, $600 as a partial corporate membership in the Berwick Golf Club and $2,470 as term life insurance premium payments on the life of Mr. Wenner.

(10) Represents the bank's matching contribution to Mr. Wenner's 401K plan.

(11) Includes $35,174 as a payment for a deferred compensation plan; $408 as cellphone expense; $8,008 as cafeteria plan benefits, $2,356 as a Berwick Golf Club membership and $1,927 as term life insurance premium payments on the life of Mr. Wenner.

                        DEFERRED COMPENSATION AGREEMENTS

          The bank entered into an agreement with Paul E. Reichart, Chairman of the Board, to establish a non-qualified deferred compensation plan. If Mr. Reichart served as an officer of the bank until he attained 65 years of age, the bank agreed to pay him 120 consecutive monthly payments commencing on the first day of the month following his 65th birthday. His monthly payment is based upon the future value of life insurance purchased with the compensation that he deferred. The bank has obtained life insurance (designating the bank as the beneficiary) on Mr. Reichart's life which is intended to cover the bank's obligations under this Deferred Compensation Plan, based upon certain actuarial assumptions.

          Mr. Reichart receives monthly payments of $1,875 for 120 consecutive months which commenced in February 2003. Mr. Reichart received $22,500 in 2006 from this deferred compensation arrangement. The accrued liability of his deferred compensation arrangement at December 31, 2006 was $118,464.

          The bank entered into non-qualified deferred compensation agreements with Lance O. Diehl, Edwin A. Wenner and Jacob S. Trump, to provide supplemental retirement benefits commencing with these officer's retirement and ending 15 years thereafter. The bank has obtained life insurance (designating the bank as the beneficiary) on Messrs Diehl, Wenner and Trump's life which is intended to cover the bank's obligations under this Deferred Compensation Plan, based upon certain actuarial assumptions. The deferred compensation expense related to these agreements for the year ended December 31, 2006 was $97,244 and the total accrued liability as of December 31, 2006 and December 31, 2005 was $323,592 and $226,348, respectively. Mr. Diehl is currently President and Chief Executive Officer. Mr. Wenner is currently the Executive Vice President and Chief Operating Officer. Mr. Trump is currently the Senior Vice President of Financial Planning.

          The following table illustrates the above deferred compensation arrangements with our current Chairman of the Board and Messrs. Diehl, Wenner and Trump.

                            Executive           Bank               Aggregate
                        Contributions in   Contributions   Withdrawals/Distributions    Aggregate Balance at
Name                      2006 ($) (1)      in 2006 ($)             ($) (2)            December 31, 2006 ($)
----                    ----------------   -------------   -------------------------   --------------------
Lance O. Diehl,
President and Chief
Executive Officer               0             $20,136                     0                   $ 66,687

Edwin A. Wenner,
Executive
Vice-President and
Chief Operating
Officer                         0             $43,024                     0                   $143,104

Paul E. Reichart,
Chairman of the
Board (3)                       0             $ 6,127               $22,500                   $118,464

Jacob S. Trump,
Senior Vice President
of Financial Planning           0             $34,084                     0                   $113,801

(1)  The deferred compensation plans do not allow executive contributions.

(2) Messrs. Diehl, Wenner and Trump have not attained retirement; hence no withdrawals or distributions.

(3) Mr. Reichart is no longer employed by the Corporation and the bank; however, he does serve as Chairman of the Board.

                                RETIREMENT PLANS

     We maintain a Non Qualified Deferred Compensation Plan for certain named executive officers. The following table presents information about these plans as it pertains to each named executive officer:

                                                                            Estimated
                                                 Number of                    Normal                  Estimated Early
                                                   Years        Normal      Retirement      Early        Retirement
                                                  Credited    Retirement      Annual     Retirement        Annual
Name                          Plan Name         Service (#)     Age (#)    Benefit ($)   Age (#)(1)   Benefit ($) (2)
----                    ---------------------   -----------   ----------   -----------   ----------   ---------------
Lance O. Diehl,         Non Qualified
President and Chief     Deferred Compensation
Executive Officer       Plan                       3 3/4           60         90,000         N/A            N/A

Virginia D. Kocher,
Treasurer               N/A                          N/A          N/A            N/A         N/A            N/A

Edwin A. Wenner,        Non Qualified
Executive               Deferred Compensation

Vice-Presiden
and Chief Operating
Officer                 Plan                       3 3/4           60         50,000         N/A            N/A

Jacob S. Trump,         Non Qualified
Senior Vice President   Deferred Compensation
of Financial Planning   Plan                       3 3/4           62         20,000         N/A            N/A

(1) A vesting schedule is in place for the Non Qualified Deferred Compensation Plan. No executive officers are entitled to early retirement in 2006.

(2) No Estimated Early Retirement Annual Benefit is included in non qualified deferred compensation plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

          This section describes how much stock our directors and named executive officers own. It also describes the persons or entities that own more than 5 percent of our voting stock.

                                 STOCK OWNERSHIP

              STOCK OWNED BY DIRECTORS AND NAMED EXECUTIVE OFFICERS

          This table indicates the number of shares of Common Stock owned by the named executive officers and directors as of February 28, 2007. The aggregate number of shares owned by all directors, principal financial officer and named executive officers is 4.95%. Unless otherwise noted, each individual has sole voting and investment power for the shares indicated below.

     NAME OF INDIVIDUAL         AMOUNT AND NATURE OF
    OF IDENTITY OF GROUP      BENEFICIAL OWNERSHIP(1)   PERCENT OF CLASS
    --------------------      -----------------------   ----------------
Robert M. Brewington, Jr.             9,272.413                --
Edward L. Campbell                    7,637.008                --
Lance O. Diehl                        1,946.077                --

Frank D. Gehrig                       2,310.897
Elwood R. Harding, Jr.               15,719.310               1.27%
Willard H. Kile, Jr.                  6,164.197                 --
Virginia D. Kocher                      391.000                 --
Charles E. Long                       6,700.386                 --
W. Bruce McMichael, Jr.               1,629.000                 --
Paul E. Reichart                      8,880.000                 --
Jacob S. Trump                          266.956                 --
Edwin A. Wenner                         325.000                 --
All Officers and Directors
   as a group (9 directors,
   3 nominees, 7 named
   officers, 12 persons
   in total) (2)                     61,242.244               4.95%

(1) Includes shares held (a) directly, (b) jointly with a spouse, (c) individually by spouse, (d) by the transfer agent in the Corporation's dividend reinvestment account, (e) in the 401(k) plan, and (f) in various trusts.

(2)  7 named officers include: Paul E. Reichart, Chairman of the Board; Elwood
     R. Harding, Jr., Vice-Chairman of the Board, Edward L. Campbell, Secretary of the Board; Lance O. Diehl, President and Chief Executive Officer; Edwin
     A. Wenner, Chief Operating Officer and Executive Vice President; Jacob S. Trump, Senior Vice President and Financial Planning Officer and Virginia D. Kocher, Treasurer and Principal Financial Officer. Messrs. Wenner and Trump and Ms. Kocher are not Directors of the Corporation.

             SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

          Executive officers and directors and "beneficial owners" of more than ten percent of the Common Stock must file initial reports of ownership and reports of changes in ownership with the SEC pursuant to Section 16(a) of the Securities Exchange Act of 1934.

          We have reviewed the reports and written representations from the named executive officers and directors. The Corporation believes that all filing requirements were met during 2006.

13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                     CERTAIN TRANSACTIONS AND RELATIONSHIPS

     There were no arrangements or vending contracts, etc. with any immediate family member or business associate of any board member and named executive officer exceeding $60,000.

     The Corporation encourages its directors and executive officers to have banking and financial transactions with the bank. All of these transactions are made on comparable terms and with similar interest rates as those prevailing for other customers.

          The total consolidated loans made by the bank at December 31, 2006, to its directors and officers as a group, members of their immediate families and companies in which they have a 10% or more ownership interest was $4,183,000 or approximately 13.83% of the Corporation's total consolidated capital accounts. The largest amount for all of these loans in 2006 was $5,662,000 or approximately 18.72% of the Corporation's total consolidated capital accounts. These loans did not involve more than the normal risk of collectibility nor did they present other unfavorable features.

14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

                  INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

          The Audit Committee has appointed J.H.Williams & Co., LLP, (J.H. Williams) certified public accountants, as the Corporation's independent registered public accounting firm to audit the financial statements of the Corporation for the year ended December 31, 2007.

          A member of J.H. Williams will be present at the annual meeting, and will have the opportunity to make a statement and be available to respond to appropriate questions by stockholders.

                     FEES PAID TO J. H. WILLIAMS & CO., LLP

Aggregate fees for professional services for the Corporation by J. H. Williams for the years ended December 31, 2006 and 2005 were:

($ in thousands)     2006      2005
----------------   -------   -------
Audit               69,200    67,000
Audit Related       11,472    10,250
Tax                  5,925     5,800
All Other              0.0       0.0
                   -------   -------
Total              $86,597   $83,050
                   =======   =======

          AUDIT FEES - Audit fees for 2006 and 2005 were $69,200 and $67,000, respectively, for the annual audit and quarterly reviews of the consolidated financial statements for services related to attestation reports required by statute or regulation and consents in respect of Securities and Exchange Commission filings.

          AUDIT-RELATED FEES - Audit-related fees for 2006 and 2005 were $11,472 and $10,250 respectively, and are comprised of assurance and related services that are traditionally performed by the independent registered public accounting firm. These services include attest and agreed-upon procedures not required by statute or regulation, which address accounting, reporting and control matters with respect to the trust department and retail sales of non-deposit investment products of the bank.

          TAX FEES - Tax fees for 2006 and 2005 were $5,925 and $5,800, respectively, for tax return compliance, tax advice and tax planning.

          ALL OTHER FEES - The Corporation's current policy restricts the use of JH Williams to audit, audit-related and tax services only.

                           AUDIT COMMITTEE PROCEDURES

The Corporation's policy on the use of JH Williams' services is not to engage its registered independent accounting firm for services other than audit, audit-related and tax services.

The Audit committee, along with all independent Directors, review and ratify all accounting firms annually. The terms and fees for the annual audit service engagement must be pre-approved by the Audit Committee. Additionally, all fees for audit, audit-related and tax services must be approved by the Audit Committee and any fees in excess of budgeted fees must also be specifically approved by the Audit Committee.

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

(b)  Exhibits required by Item 601 of Regulation S-K:

Exhibit Number
  Referred to
  Item 601 of
 Regulation SK   Description of Exhibit
--------------   ----------------------
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

       14        Code of Conduct and Ethics

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

CCFNB BANCORP, INC.
(Bancorp)


By: /s/ Lance O. Diehl                  Date: March 8, 2007
    ---------------------------------
    Lance O. Diehl
    President and Chief Executive
    Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By: /s/ Edward L. Campbell              Date: March 8, 2007
    ---------------------------------
    Edward L. Campbell
    Director and Secretary


By: /s/ Robert M. Brewington, Jr.       Date: March 8, 2007
    ---------------------------------
    Robert M. Brewington, Jr.
    Director


By: /s/ Frank D. Gehrig                 Date: March 8, 2007
    ---------------------------------
    Frank D. Gehrig
    Director


By: /s/ Lance O. Diehl                  Date: March 8, 2007
    ---------------------------------
    Lance O. Diehl
    President, Chief Executive
    Officer and Director


By: /s/ Elwood R. Harding, Jr.          Date: March 8, 2007
    ---------------------------------
    Elwood R. Harding, Jr.
    Director and Vice Chairman of
    the Board


By: /s/ Willard H. Kile, Jr.            Date: March 8, 2007
    ---------------------------------
    Willard H. Kile, Jr.
    Director

By: /s/ Charles E. Long                 Date: March 8, 2007
    ---------------------------------
    Charles E. Long
    Director


By: /s/ W. Bruce McMichael, Jr.         Date: March 8, 2007
    ---------------------------------
    W. Bruce McMichael, Jr.
    Director


By: /s/ Paul E. Reichart                Date: March 8, 2007
    ---------------------------------
    Paul E. Reichart
    Director, Chairman of the Board


By: /s/ Virginia D. Kocher              Date: March 8, 2007
    ---------------------------------
    Virginia D. Kocher
    Treasurer and Assistant Secretary
    (Principal Financial and
    Accounting Officer)

                                INDEX TO EXHIBITS

 Item
Number   Description                                                        Page
------   -----------                                                        ----
   14    Code of Conduct and Ethics......................................    73

   21    List of Subsidiaries of the Company.............................    77

   23    Consent of Independent Certified Public Accountants.............    78

 31.1    CEO certification pursuant to Section 302 of the Sarbanes-Oxley
         Act of 2002.....................................................    79

 31.2    Principal Financial Officer certification pursuant to Section
         302 of the Sarbanes-Oxley Act of 2002...........................    80

 32.1    CEO certification pursuant to 18 U.S.C. Section 1350, as
         adopted pursuant to Section 906 of the Sarbanes-Oxley Act of
         2002............................................................    81

 32.2    Principal Financial Officer certification pursuant to 18 U.S.C.
         Section 1350, as adopted pursuant to Section 906 of the
         Sarbanes-Oxley Act of 2002......................................    82

 99.1    Charter of Audit Committee......................................    83