Form 10-Q
period 2007-03-31
CCFNB BANCORP INC
filed 2007-05-15
CIK 731122

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 1,236,215 shares of $1.25
(par) common stock were outstanding as of April 30, 2007.

CCFNB BANCORP, INC. AND SUBSIDIARY
TABLE OF CONTENTS
MARCH 31, 2007

                                                                          Page
                                                                        --------
FINANCIAL INFORMATION:
Consolidated Balance Sheets                                                2
Consolidated Statements of Income                                          3
Consolidated Statements of Cash Flows                                      4
Notes to Consolidated Financial Statements                               5 - 15
Report of Independent Registered Public Accounting Firm                    16
Management's Discussion and Analysis of Consolidated Financial
Condition and Results of Operations                                     17 - 25
Controls and Procedures                                                    26
OTHER INFORMATION                                                          27
SIGNATURES                                                              28 - 31

CCFNB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

                                                               Unaudited
                                                                 March     December
                                                                31, 2007   31, 2006
                                                               ---------   --------
ASSETS
Cash and due from banks                                         $  4,417   $  4,819
Interest-bearing deposits with other banks                         2,083        405
Federal funds sold                                                10,857     10,307
Investment securities available-for-sale                          54,970     53,486
Loans, net of unearned income                                    159,689    160,641
Allowance for loan losses                                          1,496      1,456
                                                                --------   --------
   Net loans                                                     158,193    159,185
Premises and equipment, net                                        4,979      5,049
Cash surrender value of bank-owned life insurance                  6,843      6,767
Accrued interest receivable                                          962        994
Other assets                                                       1,188        907
                                                                --------   --------
      TOTAL ASSETS                                              $244,492   $241,919
                                                                ========   ========
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits:
   Non-interest bearing                                         $ 19,333   $ 19,258
   Interest bearing                                              153,214    150,027
                                                                --------   --------
      Total Deposits                                             172,547    169,285
Short-term borrowings                                             28,316     29,310
Long-term borrowings                                              11,294     11,297
Accrued interest and other expenses                                1,756      1,737
Other liabilities                                                     37         42
                                                                --------   --------
      TOTAL LIABILITIES                                          213,950    211,671
                                                                --------   --------
STOCKHOLDERS' EQUITY
Common stock, par value $1.25 per share; authorized
   5,000,000 shares; issued and outstanding 1,238,215 shares
   in 2007 and 1,241,664 shares in 2006                            1,548      1,552
Surplus                                                            2,574      2,672
Retained earnings                                                 26,421     26,054
Accumulated other comprehensive income (loss)                         (1)       (30)
                                                                --------   --------
      TOTAL STOCKHOLDERS' EQUITY                                  30,542     30,248
                                                                --------   --------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $244,492   $241,919
                                                                ========   ========

See accompanying notes to Consolidated Financial Statements.

CCFNB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS EXCEPT PER SHARE DATA)
UNAUDITED

                                                                 For the Three Months
                                                                   Ending March 31,
                                                               -----------------------
                                                                  2007         2006
                                                               ----------   ----------
INTEREST AND DIVIDEND INCOME
Interest and fees on loans:
   Taxable                                                     $    2,624   $    2,379
   Tax-exempt                                                         116           99
Interest and dividends on investment securities:
   Taxable                                                            521          401
   Tax-exempt                                                          50           83
   Dividends                                                           30           24
Federal funds sold                                                    135           36
Deposits in other banks                                                35            4
                                                               ----------   ----------
      TOTAL INTEREST AND DIVIDEND INCOME                            3,511        3,026
                                                               ----------   ----------
INTEREST EXPENSE
Deposits                                                              967          787
Short-term borrowings                                                 349          220
Long-term borrowings                                                  167          167
                                                               ----------   ----------
      TOTAL INTEREST EXPENSE                                        1,483        1,174
                                                               ----------   ----------
Net interest income                                                 2,028        1,852
Provision for loan losses                                              23           22
                                                               ----------   ----------
      NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES           2,005        1,830
                                                               ----------   ----------
NON-INTEREST INCOME
Service charges and fees                                              205          187
Gain on sale of loans                                                  21           11
Bank-owned life insurance income                                       70           67
Investment center                                                     182           30
Trust department                                                       43           38
Other                                                                  68           76
                                                               ----------   ----------
      TOTAL NON-INTEREST INCOME                                       589          409
                                                               ----------   ----------
NON-INTEREST EXPENSE
Salaries                                                              771          613
Pensions and other employee benefits                                  231          211
Occupancy, net                                                        129          118
Equipment                                                             121          121
State shares tax                                                       82           73
Professional services                                                  61           55
Directors' fees                                                        47           43
Stationery and supplies                                                41           30
Other                                                                 293          264
                                                               ----------   ----------
      TOTAL NON-INTEREST EXPENSE                                    1,776        1,528
                                                               ----------   ----------
Income before income taxes                                            818          711
Income tax expense                                                    203          160
                                                               ----------   ----------
      NET INCOME                                               $      615   $      551
                                                               ==========   ==========
PER SHARE DATA
Net income                                                     $     0.50   $     0.44
Cash dividends                                                 $     0.20   $     0.19
Weighted average shares outstanding                             1,239,726    1,255,823

See accompanying notes to Consolidated Financial Statements.

CCFNB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
UNAUDITED

                                                               For the Three Months
                                                                 Ending March 31,
                                                               --------------------
                                                                 2007        2006
                                                               --------   ---------
OPERATING ACTIVITIES
Net income                                                     $    615    $   551
Adjustments to reconcile net income to net cash provided by
   operating activities:
   Provision for loan losses                                         22         22
   Depreciation and amortization                                     95         90
   Employee stock purchase plan expense                               2         --
   Premium amortization on investment securities                     18         34
   Discount accretion on investment securities                       (5)        (4)
   Deferred income taxes (benefit)                                  (19)        19
   (Gain) on sale of loans                                          (21)       (11)
   Proceeds from sale of mortgage loans                             979        762
   Originations of mortgage loans for resale                       (897)      (823)
   (Income) from investment in insurance agency                      (1)        (3)
   (Increase) in accrued interest receivable and other
      assets                                                       (244)      (128)
   Net (increase) in cash surrender value of bank-owned
      life insurance                                                (76)       (73)
   Increase (decrease) in accrued interest, other
      expenses and other liabilities                                 14        (43)
                                                               --------    -------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                     482        393
                                                               --------    -------
INVESTING ACTIVITIES
Purchase of investment securities available-for-sale            (11,156)      (544)
Proceeds from sales, maturities and redemptions of investment
   securities available-for-sale                                  9,701      2,520
Net (increase) decrease in loans                                    909       (214)
Purchases of premises and equipment                                 (25)        (3)
                                                               --------    -------
      NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES          (571)     1,759
                                                               --------    -------
FINANCING ACTIVITIES
Net increase (decrease) in deposits                               3,262      2,124
Net (decrease) in short-term borrowings                            (994)    (4,054)
Net (decrease) in long-term borrowings                               (3)        (3)
Acquisition of treasury stock                                      (172)      (111)
Proceeds from issuance of common stock                               70         61
Cash dividends paid                                                (248)      (238)
                                                               --------    -------
      NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES         1,915     (2,221)
                                                               --------    -------
      INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            1,826        (69)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                 15,531     11,362
                                                               --------    -------
      CASH AND CASH EQUIVALENTS AT END OF PERIOD               $ 17,357    $11,293
                                                               ========    =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
   Interest                                                    $  1,471    $ 1,174
   Income taxes                                                $     41    $    17

See accompanying notes to Consolidated Financial Statements.

CCFNB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

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

DERIVATIVES

The Bank has outstanding loan commitments that relate to the origination of mortgage loans that will be held for resale. Pursuant to Statement of Financial Accounting Standards (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", and SFAS No. 149 "Amendments to SFAS 133 on Derivative Instruments and Hedging Activities" and the guidance contained in the Derivatives Implementation Group Statement 133 Implementation Issue No. C 13, the Bank has accounted for such loan commitments as derivative instruments. The outstanding loan commitments in this category did not give rise to any losses for the three-month period ended March 31, 2007 and the year ended December 31, 2006, as the fair market value of each outstanding loan commitment exceeded the Bank's cost basis in each loan commitment.

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

INVESTMENT IN INSURANCE AGENCY

On January 2, 2001, the Corporation acquired a 50% interest in a local insurance agency, a corporation organized under the laws of the Commonwealth of Pennsylvania. The income or loss from this investment is accounted for under the equity method of accounting. The carrying value of this investment as of March 31, 2007 and December 31, 2006 was $201,726 and $201,066, respectively, and is carried in other assets in the accompanying consolidated balance sheets.

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

In November 2005, the FASB issued FASB Staff Position FSP 115 - "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments". This FSP provides additional guidance on when an investment in a debt or equity security should be considered impaired and when that impairment should be considered other-than-temporary and recognized as a loss in the consolidated statement of income. Specifically, this guidance clarifies that an investor should recognize an impairment loss no later than when an impairment is deemed other-than-temporary, even if the decision to sell has not been made. The FSP also requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The Corporation has followed the guidance of this FSP commencing in 2005.

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

ADVERTISING COSTS

It is the Corporation's policy to expense advertising costs in the period in which they are incurred. Advertising expense for the three-month periods ended March 31, 2007 and 2006 was approximately $26,000 and $21,000, respectively.

RECLASSIFICATION

Certain amounts in the consolidated financial statements of the prior years have been reclassified to conform with presentation used in the 2007 consolidated financial statements. Such reclassifications had no effect on the Corporation's consolidated financial condition or net income.

NOTE 2 - ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses for the three-month periods ended March 31, 2007 and March 31, 2006 were as follows:

                                    (Amounts in
                                     Thousands)
                                  ---------------
                                   2007     2006
                                  ------   ------
Balance, beginning of year        $1,457   $1,552
Provision charged to operations       23       22
Loans charged-off                    (11)    (191)
Recoveries                            27       16
                                  ------   ------
Balance, March 31                 $1,496   $1,399
                                  ======   ======

At March 31, 2007 the total recorded investment in loans that are considered to be impaired as defined by SFAS No. 114 was $66,000. These impaired loans had a related allowance for loan losses of $16,000. No additional charge to operations was required to provide for the impaired loans since the total allowance for loan losses is estimated by management to be adequate to provide for the loan loss allowance required by SFAS No. 114 along with any other potential losses.

At March 31, 2007, there were no significant commitments to lend additional funds with respect to non-accrual and restructured loans.

Non-accrual loans at March 31, 2007 and December 31, 2006 were $66,000 and $91,000, respectively, all of which were considered impaired.

Loans past due 90 days or more and still accruing interest amounted to $67,000 at March 31, 2007.

NOTE 3 - SHORT-TERM BORROWINGS

Securities sold under agreements to repurchase, and Federal Home Loan Bank advances generally represented overnight or less than 30-day borrowings. U.S. Treasury tax and loan notes for collections made by the Bank were payable on demand.

NOTE 4 - LONG-TERM BORROWINGS

Long-term borrowings are comprised of advances from the Federal Home Loan Bank.

NOTE 5 - DEFERRED COMPENSATION PLANS

The Bank has entered into certain non-qualified deferred compensation agreements with certain executive officers and directors. Expenses related to these non-qualified deferred compensation plans amounted to $35,000 and $31,000 for the three-month periods ended March 31, 2007 and 2006, respectively.

There were no substantial changes in other plans as disclosed in the 2006 Annual Report.

NOTE 6 - STOCKHOLDERS' EQUITY

Changes in stockholders' equity for the three-month period ended March 31, 2007 were as follows:

                                                            (Amounts in Thousands, Except Common Share Data)
                                      --------------------------------------------------------------------------------------------
                                                                                                 Accumulated
                                                                                                    Other
                                                                                                Comprehensive
                                        Common    Common             Comprehensive   Retained       Income      Treasury
                                        Shares     Stock   Surplus       Income      Earnings       (Loss)        Stock     Total
                                      ---------   ------   -------   -------------   --------   -------------   --------   -------
Balance at January 1, 2006            1,241,664   $1,552    $2,672                    $26,054       ($30)        $    0    $30,248
Comprehensive Income:
   Net income                                                             $615            615                                  615
   Change in unrealized gain (loss)
      on investment securities
      available-for-sale net of
      reclassification adjustment
      and tax effects                                                      29                        29                         29
                                                                          ----
      TOTAL COMPREHENSIVE INCOME                                          $644
                                                                          ====
Issuance of 5,497 shares of
   common stock under dividend
   reinvestment and stock
   purchase plans                         2,551        3        67                                                              70
Purchase of 18,000 shares of
   treasury stock                                                                                                 (172)       (172)
Retirement of 18,000 shares of
   treasury stock                       (6,000)      (7)     (165)                                                 172
Cash dividends $.58 per share                                                           (248)                                 (248)
                                      ---------   ------    ------                    -------       ----         ------    -------
Balance at September 30, 2006         1,238,215   $1,548    $2,574                    $28,421        ($1)        $    0    $30,542
                                      =========   ======    ======                    =======       ====         ======    =======

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

The Corporation may require collateral or other security to support financial instruments with off-balance sheet credit risk. The contract or notional amounts at March 31, 2007 and December 31, 2006 were as follows:

                                                                       March     December
                                                                      31, 2007   31, 2006
                                                                      --------   --------
Financial instruments whose contract amounts represent credit risk:
   Commitments to extend credit                                        $19,948    $19,751
   Financial standby letters of credit                                     884        868
   Performance standby letters of credit                                   606        530
   Dealer floor plans                                                      465        437
   Loans for resale                                                        156         51

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

Financial standby letters of credit and performance standby letters of credit are conditional commitments issued by the Corporation to guarantee payment to a third party. When a customer either fails to repay an obligation or fails to perform some non-financial obligation, the credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Corporation holds collateral supporting those commitments for which collateral is deemed necessary.

The Corporation's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and letters of credit is represented by the contractual notional amount of those instruments. The Corporation uses the same credit policies in making commitments and conditional obligations, as it does for on-balance sheet instruments.

The Corporation granted commercial, consumer and residential loans to customers primarily within Pennsylvania. Of the total loan portfolio at March 31, 2007, 85.3% was for real estate loans, with significantly most being residential. It was the opinion of management that the high concentration did not pose an adverse credit risk. Further, it was management's opinion that the remainder of the loan portfolio was balanced and diversified to the extent necessary to avoid any significant concentration of credit.

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

The results of operations for the three-month period ended March 31, 2007, are not necessarily indicative of the results to be expected for the full year.

These consolidated interim financial statements have been prepared in accordance with requirements of Form 10Q and therefore do not include all disclosures normally required by accounting principles generally accepted in the United States of America applicable to financial institutions as included with consolidated financial statements included in the Corporation's annual Form 10K filing. The reader of these consolidated interim financial statements may wish to refer to the Corporation's annual report or Form 10K for the period ended December 31, 2006 filed with the Securities and Exchange Commission.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of CCFNB Bancorp, Inc.:

We have reviewed the accompanying consolidated balance sheet of CCFNB Bancorp, Inc. and Subsidiary as of March 31, 2007, and the related consolidated statements of income and cash flows for the three-month periods ended March 31, 2007 and 2006. These consolidated interim financial statements are the responsibility of the management of CCFNB Bancorp, Inc. and Subsidiary.

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

We have previously audited, in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of CCFNB Bancorp, Inc. and Subsidiary as of December 31, 2006, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 17, 2007, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2006, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

J.H. Williams & Co., LLP
Kingston, Pennsylvania
May 8, 2007

                               CCFNB BANCORP, INC.
                                    FORM 10-Q
                        FOR THE QUARTER ENDED MARCH 2007

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Consolidated Summary of Operations
(Dollars in Thousands, except for per share data)

                                           At and For the Three
                                                  Months
                                             Ended March 31,                  At and For the Years Ended December 31,
                                         -----------------------   --------------------------------------------------------------
                                            2007         2006         2006         2005         2004         2003         2002
                                         ----------   ----------   ----------   ----------   ----------   ----------   ----------
Income and Expense:
   Interest income                       $    3,511   $    3,026   $   13,202   $   11,442   $   10,843   $   11,221   $   12,780
   Interest expense                           1,483        1,174        5,301        4,131        3,669        4,366        5,741
                                         ----------   ----------   ----------   ----------   ----------   ----------   ----------
   Net interest income                        2,028        1,852        7,901        7,311        7,174        6,855        7,039
   Loan loss provision                           23           22          175           90          140          200          309
                                         ----------   ----------   ----------   ----------   ----------   ----------   ----------
   Net interest income after loan loss
      provision                               2,005        1,830        7,726        7,221        7,034        6,655        6,730
   Non-interest income                          589          409        1,900        1,713        1,530        1,508        1,210
   Non-interest expense                       1,776        1,528        6,437        6,077        5,746        5,409        5,479
                                         ----------   ----------   ----------   ----------   ----------   ----------   ----------
   Income before income taxes                   818          711        3,189        2,857        2,818        2,754        2,461
   Income taxes                                 203          160          777          631          601          591          539
                                         ----------   ----------   ----------   ----------   ----------   ----------   ----------
   Net income                            $      615   $      551   $    2,412   $    2,226   $    2,217   $    2,163   $    1,922
                                         ==========   ==========   ==========   ==========   ==========   ==========   ==========
Per Share:(1)
   Net income                            $      .50   $      .44   $     1.93   $     1.76   $     1.74   $     1.69   $     1.47
   Cash dividends paid                          .20          .19          .78          .74          .70          .66          .63
   Average shares outstanding             1,239,726    1,255,823    1,249,844    1,262,171    1,267,718    1,281,265    1,309,084
Average Balance Sheet:
   Loans                                 $  160,770   $  154,661   $  158,554   $  150,065   $  147,348   $  149,485   $  147,545
   Investments                               51,941       53,145       53,703       54,943       61,999       58,152       54,197
   Other earning assets                      12,745        3,685        7,621        7,503        5,705        8,036        5,309
   Total assets                             239,674      230,597      236,569      230,081      231,477      230,975      223,476
   Deposits                                 168,371      165,910      167,024      167,812      172,028      171,956      150,883
   Other interest-bearing liabilities        40,590       33,092       36,676       32,253       29,823       29,772       29,356
   Stockholders' equity                      29,996       29,130       30,249       28,789       28,136       27,223       26,615
Balance Sheet Data:
   Loans                                 $  159,689   $  154,381   $  160,641   $  154,271   $  149,900   $  147,631   $  151,338
   Investments                               54,970       52,370       53,486       53,919       61,834       62,775       53,528
   Other earning assets                      12,940        6,711       10,712        6,239        6,233        6,882       10,068
   Total assets                             244,492      229,975      241,920      231,218      235,377      232,914      229,032
   Deposits                                 172,547      166,971      169,285      164,847      172,487      171,786      172,127
   Other interest-bearing liabilities        39,610       31,853       40,607       35,910       30,080       32,325       28,621
   Stockholders' equity                      30,542       29,246       30,249       29,012       28,506       27,603       26,840
Ratios:(2)
   Return on average assets                    1.03%         .96%        1.02%         .97%         .96%         .94%         .86%
   Return on average equity                    8.20%        7.57%        7.97%        7.73%        7.88%        7.95%        7.22%
   Dividend payout ratio                      40.33%       43.19%       40.39%       41.92%       40.19%       39.02%       42.86%
   Average equity to average assets
      ratio                                   12.52%       12.63%       12.50%       12.51%       12.17%       11.79%       11.77%

(1) Per share data has been calculated on the weighted average number of shares outstanding.

(2) The ratios for the three month period ending March 31, 2007 and 2006 are annualized.

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

EARNINGS SUMMARY

Net income for the three months ended March 31, 2007 was $615 thousand or $.50 per basic and diluted share. These results compare with net income of $551 thousand, or $.44 per basic and diluted share for the same period in 2006. Annualized return on average equity increased to 8.20 percent from 7.57 percent, while the annualized return on average assets increased to 1.03 percent from .96 percent, for the three months ended March 31, 2007 and 2006 respectively.

Net interest income continues to be the largest source of our operating income. Net interest income on a tax equivalent basis increased 10.53 percent to $2.1 million at March 31, 2007 from $1.9 million at March 31, 2006. Overall, interest earning assets yielded 6.38 percent for the three months ended March 31, 2007 compared to 5.92 percent yield for the three months ended March 31, 2006. The tax equivalized net interest margin increased to 3.75 percent for the three months ended March 31, 2007 compared to 3.68 percent for the three months ended March 31, 2006.

Average interest earning assets increased $14.0 million or 6.62 percent for the three months ended March 31, 2007 over the same period in 2006 from $211.5 million at March 31, 2006 to $225.5 million at March 31, 2007. Average loans increased $6.1 million or 3.94 percent, from $154.7 million at March 31, 2006 to $160.8 million at March 31, 2007. Average investments decreased $1.2 million or 2.26 percent from $53.1 million at March 31, 2006 to $51.9 million at March 31, 2007 and average federal funds sold and interest-bearing deposits with other financial institutions increased $9.0 million or 243.24 percent from $3.7 million at March 31, 2006 to $12.7 million at March 31, 2007.

Average interest bearing liabilities for the three months ended March 31, 2007 were $190.5 million and for the three month period ending March 31, 2006 they were $180.9 million, an increase of $9.6 million of 5.31 percent. Average short-term borrowings were $21.8 million at March 31, 2006 and $29.3 million at March 31, 2007. Long-term debt, which includes primarily FHLB advances, was $11.3 million at March 31, 2006 and 2007. Average demand deposits increased $.4 million from $18.1 million at March 31, 2006 compared to $18.5 million at March 31, 2007.

The average interest rate for loans increased 43 basis points to 6.97 percent at March 31, 2007 compared to 6.54 percent March 31, 2006. Interest-bearing deposits with other Financial Institutions and Federal Funds Sold rates increased 100 basis points to 5.34 percent at March 31, 2007 from 4.34 percent at March 31, 2006. Average rates on interest bearing deposits increased by 45 basis points from 2.13 percent to 2.58 percent in one year. Average interest rates also increased on total interest bearing liabilities by 51 basis points to
3.11 percent from 2.60 percent. The tax equivalized net interest margin increased to 3.75 percent for the three months ended March 31, 2007 from 3.68 percent for the three months ended March 31, 2006. The cost of long-term debt averaged 5.91 percent for the past several years which negatively impacted net interest margin. This high costing liability will remain due to the fact that the Federal Home Loan Bank has the option to reprice these loans at their discretion. Until interest rates would rise to make the current 5.91 percent average rate unattractive, this in all probability will not occur. We will continue to price deposits conservatively.

NET INTEREST INCOME

Net interest income increased from $1.9 million at March 31, 2006 to $2.0 million at March 31, 2007.

The following table reflects the components of net interest income for each of the three months ended March 31, 2007 and 2006:

           ANALYSIS OF AVERAGE ASSETS, LIABILITIES AND CAPITAL EQUITY
                                       AND
                  NET INTEREST INCOME ON A TAX EQUIVALENT BASIS

AVERAGE BALANCE SHEET AND RATE ANALYSIS
(Dollars in Thousands)

                                                            Three Months Ended March 31, 2007 and 2006
                                                            ------------------------------------------
                                                             Interest   Average               Interest   Average
                                                  Average    Income /   Yield /    Average    Income /   Yield /
                                                  Balance    Expense     Rate      Balance    Expense      Rate
                                                 --------   ---------   -------   --------   ---------   -------
                                                    (1)        (2)                   (1)        (2)
ASSETS:
Interest-bearing deposits with other financial
   institutions                                  $  2,662     $   35     5.26%    $    408     $    4     3.92%
Investment securities (3)                          51,941        601     4.83%      53,145        508     4.24%
Federal funds sold                                 10,083        135     5.36%       3,277         36     4.39%
Loans                                             160,770      2,740     6.97%     154,661      2,478     6.54%
                                                 --------     ------              --------     ------
Total interest earning assets                    $225,456     $3,511     6.38%    $211,491     $3,026     5.92%
                                                 --------     ------              --------     ------
Reserve for loan losses                            (1,474)                          (1,561)
Cash and due from banks                             4,306                            4,181
Other assets                                       11,386                           16,486
                                                 --------                         --------
Total assets                                     $239,674                         $230,597
                                                 --------                         --------
LIABILITIES AND CAPITAL:
Interest bearing deposits                        $149,883     $  967     2.58%    $147,774     $  788     2.13%
Short-term borrowings                              29,295        349     4.77%      21,783        219     4.02%
Long-term borrowings                               11,295        167     5.91%      11,309        167     5.91%
                                                 --------     ------              --------     ------
Total interest-bearing liabilities               $190,473     $1,483     3.11%    $180,866     $1,174     2.60%
                                                 --------     ------              --------     ------
Demand deposits                                  $ 18,488                         $ 18,136
Other liabilities                                     717                            2,465
Stockholders' equity                               29,996                           29,130
                                                 --------                         --------
Total liabilities and capital                    $239,674                         $230,597
                                                 --------                         --------
NET INTEREST INCOME /                                         $2,028     3.60%                 $1,852     3.50%
   NET INTEREST MARGIN (4)
TAX EQUIVALENT NET INTEREST INCOME /                          $2,114     3.75%                 $1,946     3.68%
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

(5) Interest and yield are presented on a tax-equivalent basis using 34 percent for 2007 and 2006.

The following table demonstrates the relative impact on net interest income of changes in volume of interest earnings assets and interest bearing liabilities and changes in rates earned and paid by us on such assets and liabilities.

             CHANGE IN NET INTEREST INCOME ON A TAX EQUIVALENT BASIS

                                                          Three Months Ended March
                                                           31, 2007 Compared with
                                                          2006 Increase (Decrease)
                                                                     (2)
                                                          ------------------------
                                                          Volume    Rate     Total
                                                          ------   ------   ------
                                                               (In thousands)
Interest income:
   Loans (1)                                               $400    $  665   $1,065
   Investments (1)                                          (51)      314      263
   Federal funds sold and other short-term investments      393        37      430
                                                           ----    ------   ------
Total Interest Income:                                      742     1,016    1,758
Interest expense:
      Deposits                                               45       665      710
      Short-term borrowings                                 310       163      473
      Long term debt                                         (1)        0       (1)
                                                           ----    ------   ------
Total Interest Expense:                                     354       828    1,182
Net Interest Income:                                       $388    $  188   $  576

(1) Interest income is adjusted to a tax equivalent basis using a 34 percent tax rate.

(2) Variances resulting from a combination of changes in volume and rates are allocated to the categories in proportion to the absolute dollar amounts of the change in each category

The outstanding balance of loans at March 31, 2007 was $159.7 million and December 31, 2006 was $160.6 million.

Income from investment securities increased to $.6 million at March 31, 2007 compared to $.5 million at March 31, 2006. The average balance of investment securities for the three months ended March 31, 2007 was $51.9 million compared to $53.1 million at March 31, 2006.

Total interest expense increased $.3 million or 25.00 percent for the first three months of 2007 as compared to the first three months of 2006. This percentage increase is attributable to volume increases along with rising interest rates, particularly in short term borrowings.

The average yield on interest earning assets increased from 5.92 percent to 6.38 percent as of March 31, 2006 and 2007, respectively.

NON-INTEREST INCOME

The following table presents the components of non-interest income for the three months ended March 31, 2007 and 2006:

                                   Three Months Ended
                                       March 31,
                                    (In thousands)
                                   ------------------
                                      2007     2006
                                      ----     ----
Service charges and fees              $205     $187
Trust department                        43       38
Investment center                      182       30
Gain on sale of loans                   21       11
Bank-owned life insurance income        70       67
Other                                   68       76
                                      ----     ----
   Total                              $589     $409
                                      ----     ----

Non-interest income continues to represent a considerable source of our income. We are committed to increasing non-interest income. Increases will be from our existing sources of non-interest income and any new opportunities that may develop. For the three months ended March 31, 2007 and March 31, 2006 total non-interest income increased $180 thousand from $409 thousand at March 31, 2006 to $589 thousand at March 31, 2007.

Service charges and fees increased $18 thousand from $187 thousand at March 31, 2006 to $205 thousand or 9.63 percent at March 31, 2007 The largest increase was in the fees for non-sufficient funds on checking accounts.

Sales of fixed rate mortgages through the Mortgage Partnership Finance ( MPF) and PHFA programs reflected an increase at March 31, 2007 to $21 thousand compared to $11 thousand at March 31, 2006. The MPF loans are being serviced by the bank and the bank retains minimal credit risk.

Third party brokerage fees increased dramatically from $30 thousand at March 31, 2006 to $182 thousand at March 31, 2007. The bank has added another broker to itsr financial services department and is anticipating continued increased fees from this department.

Other income decreased from $76 thousand at March 31, 2006 to $68 thousand at March 31, 2007. This decrease is mostly attributable to the income from official checks declining from $6 thousand at March 31, 2006 to $2 hundred at March 31, 2007. Accounting of official checks is now done in house and this resulted in increased deposits with other banks, which caused a decrease in income from official checks.

NON-INTEREST EXPENSE

The following table presents the components of non-interest expense for the three months ended March 31, 2007 and 2006:

                                         Three Months
                                            Ended
                                           March 31,
                                       ---------------
                                        2007     2006
                                       ------   ------
                                         (Dollars in
                                          Thousands)
Salaries                               $  771   $  613
Pensions and other employee benefits      231      211
Occupancy expense-net                     129      118
Equipment                                 121      121
State shares tax                           82       73
Professional services                      61       55
Director's fees                            47       43
Stationery and supplies                    41       30
Other                                     293      264
                                       ------   ------
   Total                               $1,776   $1,528
                                       ------   ------

Non-interest expense increased from $1.5 million at March 31, 2006 to $1.8 million at March 31, 2007, an increase of 20.00 percent.

Generally, non-interest expense accounts for the cost of maintaining facilities; providing salaries and benefits to employees; and paying for insurance, supplies, advertising, data processing services, taxes and other related expenses. Some of the costs and expenses are variable while others are fixed. To the extent possible, we utilize budgets and related measures to control variable expenses.

Salaries increased 25.77 percent from $613 thousand at March 31, 2006 to $771 thousand at 2007. Additionally, employee benefits increased 9.48 percent from $211 thousand at March 31, 2006 to $231 thousand at March 31, 2007. Overall, these increases were attributable to the addition of new personnel to increase business development and annual increases in salaries and cost of benefits. Specifically, commissions payable for brokerage sales amounted to $62.7 in 2007 and $0 in 2006.

Occupancy expense increased 9.32 percent from $118 thousand at March 31, 2006 to $129 thousand at March 31, 2007. This increase is attributable to the weather conditions and the addition of the Berwick branch.

Pennsylvania Bank Shares Tax increased 12.33 percent from $73 thousand at March 31, 2007 to $82 thousand at March 31, 2007.

Professional services increased 10.91 percent from $55 thousand at March 31, 2006 to $61 thousand at March 31, 2007. This increase is attributable to pricing of services with normal increases. We expect this expense to increase beginning the second quarter of 2007 as we must test for SOX 404 which has been delayed until this year end.

Director's fees increased 9.30 percent from $43 thousand through March 31, 2006 compared to $47 thousand through March 31, 2007.

Stationery and supplies increased $11 thousand in comparing March 31, 2006 at $30 thousand and March 31, 2007 at $41 thousand, a 36.67 percent increase. Documents were purged from prepaid supplies as many electronic enhancements were introduced to our data processing routines, causing many forms to be unnecessary; another branch has been added and additional marketing supplies were utilized for several areas of the bank.

Other expenses increased $29 thousand from $264 thousand at March 31, 2006 to $293 thousand at March 31, 2007, a 10.98 percent increase. The increases are reflected in the schedule below:

                                                  Three Months
                                                     Ended
                                                   March 31,
                                                ---------------
                                                 2007     2006
                                                ------   ------
                                                  (Dollars in
                                                   Thousands)
Advertising                                     $ 25.9   $ 21.3
ATM expenses                                      45.6     35.1
Other real estate expense                          2.5      0
Officer retirement deferred compensation plan     26.4     24.3
Data processing expense                           33.6     28.0
Postage                                           24.6     22.3
Other                                            134.4    133.0
                                                ------   ------
   Total                                        $293.0   $264.0
                                                ------   ------

Income Taxes

Income tax expense as a percentage of pre-tax income was 24.82 percent for the three months ended March 31, 2007 compared with 22.50 percent for the same period in 2006.

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

Liquidity

Liquidity measures the ability to satisfy current and future cash flow needs as they become due. Maintaining a level of liquid funds through asset / liability management seeks to ensure that these needs are met at a reasonable cost As of March 31, 2007, we had $55.0 million of securities available for sale recorded at their fair value, compared with $53.5 million at December 31, 2006. As of March 31, 2007, the investment securities available for sale had a net unrealized loss of $1 thousand, net of deferred taxes, compared with a net unrealized loss of $30 thousand, net of deferred taxes, at December 31, 2006. These securities are not considered trading account securities, which may be sold on a continuous basis, but rather are securities which the Corporation has the ability and positive intent to hold the securities to maturity.

In accordance with disclosures required by EITF NO. 03-1, the summary below reflects the gross unrealized losses and fair value, aggregated by investment category that individual securities have been in a continuous unrealized loss position for less than or more than 12 months as of March 31, 2007:

                                       Less than 12 months       12 months or more              Total
                                     -----------------------  -----------------------  -----------------------
                                                  Unrealized               Unrealized               Unrealized
Description of Security              Fair Value      Loss      Fair Value     Loss      Fair Value     Loss
-----------------------              -----------  ----------  -----------  ----------  -----------  ----------
Obligations of U.S. Government
Corporations and Agencies:
   Mortgage backed                   $ 3,996,465    $ 8,456   $10,523,796   $163,493   $14,520,261   $171,949
   Other                               8,488,210      9,796    12,653,840     94,717    21,142,050    104,513

Obligations of State and Political
Subdivisions                             323,478         14             0          0       323,478         14
Marketable Equity Securities             271,040     11,269       149,335     36,985       420,375     48,254
                                     -----------    -------   -----------   --------   -----------   --------
Total                                $13,079,193    $29,535   $23,326,971   $295,195   $36,406,164   $324,730
                                     -----------    -------   -----------   --------   -----------   --------

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

The Corporation has both the intent and ability to hold the securities contained in the previous table until maturity.

Non-Performing Assets

Shown below is a summary of past due and non-accrual loans:

                                (Dollars in
                                 thousands)
                            -------------------
                              March    December
                            31, 2007    31,2006
                            --------   --------
Past due and non-accrual:
   Days 30 - 89               $725       $638
   Days 90 plus                 67         67
   Non-accrual                  66         91
                            --------   --------
Total                         $858       $796

Past due and non-accrual loans increased 7.79 percent from $796 thousand at December 31, 2006 to $858 thousand at March 31, 2007. The loan delinquency expressed as a ratio to total loans was .54 percent at March 31, 2007 and .54 percent at December 31, 2006.

The provision for loan losses for the first three months of 2007 was $23 thousand compared to the first three months of 2006 at $22 thousand. Management is diligent in its efforts to maintain low delinquencies and continues to monitor and review current loans to foresee future delinquency occurrences and react to them quickly.

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

The following analysis provides a schedule of loan maturities / interest rate sensitivities. This schedule presents a repricing and maturity analysis as required by the FFIEC:

                                                                     (Dollars in
                                                                     Thousands)
                                                                      March 31,
MATURITY AND REPRICING DATA FOR LOANS AND LEASES                        2007
------------------------------------------------                     -----------
Closed-end loans secured by first liens and 1-4 family residential properties with a remaining maturity or repricing frequency of:
   (1) Three months or less                                            $  2,699
   (2) Over three months through 12 months                               12,148
   (3) Over one year through three years                                 29,555
   (4) Over three years through five years                                6,001
   (5) Over five years through 15 years                                  18,490
   (6) Over 15 years                                                        386
All loans and leases other than closed-end loans secured by first liens on 1-4 family residential properties with a remaining
maturity or repricing frequency of:
   (1) Three months or less                                              17,022
   (2) Over three months through 12 months                               12,961
   (3) Over one year through three years                                 32,106
   (4) Over three years through five years                               11,438
   (5) Over five years through 15 years                                  16,579
   (6) Over 15 years                                                        255
                                                                       --------
            Sub-total                                                   159,640
Add:     Non-accrual loans not included above                                66
Less:    Unearned income                                                    (17)
                                                                       --------
            Total Loans and Leases                                     $159,689

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

Commercial mortgages, Residential mortgages, Consumer loans, Municipal loans and Non-real estate commercial loans.

We evaluate some loans as a homogeneous group and others on an individual basis. Commercial loans with balances exceeding $250 thousand are reviewed individually. After our evaluation of all loans, we determine the required allowance for loan losses based upon the following considerations:

Historical loss levels,
Prevailing economic conditions,
Delinquency trends,
Changes in the nature and volume of the portfolio, Concentrations of credit risk, and
Changes in loan policies or underwriting standards.

Management and the Board of Directors review the adequacy of the reserve on a quarterly basis and adjustments, if needed, are made accordingly.

The following table presents a summary of CCFNB's loan loss experience as of the dates indicated:

                                                For the Three
                                                 Months Ended
                                              March 31, Amounts
                                                in thousands
                                             -------------------
                                               2006       2006
                                             --------   --------
Average loans outstanding:                   $160,770   $154,661
                                             --------   --------
Total loans at end of period                  159,689    154,381
                                             --------   --------
Balance at beginning of period               $  1,457   $  1,553
   Total charge-offs                              (11)      (192)
   Total recoveries                                27         16
                                             --------   --------
   Net recoveries                                 (16)      (176)
   Provision for loan losses                       23         22
                                             --------   --------
Balance at end of period                     $  1,496   $  1,399
                                             --------   --------
Net recoveries as a percent of average
   loans outstanding during period               (.01)%     (.11)%
Allowance for loan losses as a percent of
   total loans                                    .94%       .91%

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

We exceed all minimum capital requirements as reflected in the following table:

                                                       March 31, 2007        December 31, 2006
                                                   ---------------------   ---------------------
                                                                 Minimum                 Minimum
                                                   Calculated   Standard   Calculated   Standard
                                                     Ratios      Ratios      Ratios      Ratios
                                                   ----------   --------   ----------   --------
Risk Based Ratios:
Tier I Capital to risk-weighted assets               18.91%       4.00%      19.25%       4.00%
Total Qualifying Capital to risk-weighted assets     19.90%       8.00%      20.29%       8.00%

Additionally, certain other ratios also provide capital analysis as follows:

                                   March 31,   December 31,
                                      2007         2006
                                   ---------   ------------
Tier I Capital to average assets     12.70%     12.71%

We believe that the bank's current capital position and liquidity positions are strong and that its capital position is adequate to support its operations.

Book value per share amounted to $24.67 at March 31, 2007, compared with $24.36 per share at December 31, 2006.

Cash dividends declared amounted to $.20 per share for the three months ended March 31, 2007, equivalent to a dividend payout ratio of 40.33 percent, compared with 43.19 percent for the same period in 2006. Our Board of Directors continues to believe that cash dividends are an important component of shareholder value and that, at the bank's current level of performance and capital; we expect to continue our current dividend policy of a quarterly cash distribution of earnings to our shareholders.

The following table presents information on the shares of our common stock that we repurchased during the first quarter of 2007:

                               CCFNB BANCORP, INC.
                      ISSUER PURCHASES OF EQUITY SECURITIES

                                                                  NUMBER OF SHARES
                                                                PURCHASED AS PART OF   NUMBER OF SHARES THAT
                      NUMBER OF SHARES                          PUBLICLY ANNOUNCED      MAY YET BE PURCHASED
PERIOD                  PURCHASED        PRICE PAID PER SHARE        PROGRAM (1)         UNDER THE PROGRAM
------                ----------------   --------------------   --------------------   ---------------------
01/01/07 - 01/31/07         2,000               $29.25                  2,000                  38,000
02/01/07 - 02/28/07         2,000               $29.00                  2,000                  36,000
03/01/07 - 03/31/07         2,000               $28.00                  2,000                  34,000
                            -----                                       -----
   TOTAL                    6,000                                       6,000

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

     The CEO and PFO have evaluated the changes to our internal controls over financial reporting that occurred during our fiscal quarter ended March 31, 2007, as required by paragraph (d) Rules 13a - 15 and 15d - 15 under the Securities Exchange Act of 1934, as amended, and have concluded that there were no changes that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 3. Defaults Upon Senior Securities - Nothing to report.

Item 4. Submission of Matters to a Vote of Security Holders - Nothing to report.

Item 5. Other Information - Nothing to report.

Item 6. Exhibits and Reports on Form 8-K - Nothing to report.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report on Form 10-Q for the period ended March 31, 2007, to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CCFNB BANCORP, INC.
                                        (Registrant)


                                        By /s/ Lance O. Diehl
                                           -------------------------------------
                                           Lance O. Diehl
                                           President and CEO

                                        Date: May 8, 2007


                                        By /s/ Virginia D. Kocher
                                           -------------------------------------
                                           Virginia D. Kocher
                                           Treasurer

                                        Date: May 8, 2007