Form 10-Q
period 2007-06-30
CCFNB BANCORP INC
filed 2007-08-14
CIK 731122

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 1,232,083 shares of $1.25
(par) common stock were outstanding as of July 31, 2007.

CCFNB BANCORP, INC. AND SUBSIDIARY
TABLE OF CONTENTS
JUNE 30, 2007

                                                                           Page
                                                                         -------
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

CCFNB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

                                                    Unaudited
                                                       June     December
                                                     30, 2007   31, 2006
                                                    ---------   --------
ASSETS
Cash and due from banks                             $  5,071    $  4,819
Interest-bearing deposits with other banks             3,808         405
Federal funds sold                                    10,795      10,307
Investment securities available-for-sale              59,396      53,486
Loans, net of unearned income                        158,024     160,641
Allowance for loan losses                              1,468       1,456
                                                    --------    --------
   Net loans                                         156,556     159,185
Premises and equipment, net                            5,039       5,049
Cash surrender value of bank-owned life insurance      6,926       6,767
Accrued interest receivable                            1,059         994
Other assets                                           1,235         907
                                                    --------    --------
      TOTAL ASSETS                                  $249,885    $241,919
                                                    ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
   Non-interest bearing                             $ 20,600    $ 19,258
   Interest bearing                                  153,704     150,027
                                                    --------    --------
      Total Deposits                                 174,304     169,285
Short-term borrowings                                 31,977      29,310
Long-term borrowings                                  11,139      11,297
Accrued interest and other expenses                    1,843       1,737
Other liabilities                                          9          42
                                                    --------    --------
      TOTAL LIABILITIES                              219,272     211,671
                                                    --------    --------
STOCKHOLDERS' EQUITY
Common stock, par value $1.25 per share;
   authorized 5,000,000 shares; issued and
   outstanding 1,234,083 shares in 2007 and
   1,241,664 shares in 2006                            1,543       1,552
Surplus                                                2,465       2,672
Retained earnings                                     26,829      26,054
Accumulated other comprehensive (loss)                  (224)        (30)
                                                    --------    --------
      TOTAL STOCKHOLDERS' EQUITY                      30,613      30,248
                                                    --------    --------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $249,885    $241,919
                                                    ========    ========

See accompanying notes to Consolidated Financial Statements.

CCFNB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS EXCEPT PER SHARE DATA)
UNAUDITED

                                                         For the Six              For the Three
                                                        Months Ending             Months Ending
                                                           June 30                   June 30
                                                   -----------------------   -----------------------
                                                      2007         2006         2007         2006
                                                   ----------   ----------   ----------   ----------
INTEREST AND DIVIDEND INCOME
Interest and fees on loans:
   Taxable                                         $    5,259   $    4,711   $    2,635   $    2,332
   Tax-exempt                                             231          390          115          291
Interest and dividends on investment securities:
   Taxable                                              1,100          813          579          412
   Tax-exempt                                              97          159           47           76
   Dividends                                               60           55           30           31
Federal funds sold                                        274          124          139           88
Deposits in other banks                                    88            9           53            5
                                                   ----------   ----------   ----------   ----------
      TOTAL INTEREST AND DIVIDEND INCOME                7,109        6,261        3,598        3,235
                                                   ----------   ----------   ----------   ----------
INTEREST EXPENSE
Deposits                                                1,978        1,634        1,011          847
Short-term borrowings                                     702          483          353          263
Long-term borrowings                                      334          336          167          169
                                                   ----------   ----------   ----------   ----------
      TOTAL INTEREST EXPENSE                            3,014        2,453        1,531        1,279
                                                   ----------   ----------   ----------   ----------
Net interest income                                     4,095        3,808        2,067        1,956
Provision for loan losses                                  30           65            7           43
                                                   ----------   ----------   ----------   ----------
      NET INTEREST INCOME AFTER PROVISION
         FOR LOAN LOSSES                                4,065        3,743        2,060        1,913
                                                   ----------   ----------   ----------   ----------
NON-INTEREST INCOME
Service charges and fees                                  440          393          235          206
Gain on sale of loans                                      64           20           43            9
Bank-owned life insurance income                          143          131           73           64
Investment center                                         271           97           89           67
Trust department                                           82           76           39           38
Other                                                     149          152           81           76
                                                   ----------   ----------   ----------   ----------
         TOTAL NON-INTEREST INCOME                      1,149          869          560          460
                                                   ----------   ----------   ----------   ----------
NON-INTEREST EXPENSE
Salaries                                                1,501        1,256          730          643
Pensions and other employee benefits                      448          418          217          207
Occupancy, net                                            247          226          118          108
Equipment                                                 242          244          121          123
State shares tax                                          159          144           77           71
Professional services                                     129          106           68           51
Directors' fees                                            93           86           46           43
Stationery and supplies                                    95           74           54           44
Other                                                     605          538          312          274
                                                   ----------   ----------   ----------   ----------
         TOTAL NON-INTEREST EXPENSE                     3,519        3,092        1,743        1,564
                                                   ----------   ----------   ----------   ----------
Income before income taxes                              1,695        1,520          877          809
Income tax expense                                        426          356          223          196
                                                   ----------   ----------   ----------   ----------
         NET INCOME                                $    1,269   $    1,164   $      654   $      613
                                                   ==========   ==========   ==========   ==========
PER SHARE DATA
Net income                                         $     1.03   $     0.93   $     0.53   $     0.49
Cash dividends                                     $     0.40   $     0.38   $     0.20   $     0.19
Weighted average shares outstanding                 1,237,119    1,254,008    1,237,119    1,254,008

See accompanying notes to Consolidated Financial Statements.

CCFNB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
UNAUDITED

                                                                                        For the Six
                                                                                       Months Ending
                                                                                         June 30,
                                                                                    ------------------
                                                                                      2007       2006
                                                                                    --------   -------
OPERATING ACTIVITIES
Net income                                                                          $  1,269   $ 1,164
Adjustments to reconcile net income to net cash provided by operating activities:
   Provision for loan losses                                                              30        65
   Depreciation and amortization                                                         202       181
   Employee stock purchase plan expense                                                    2        --
   Premium amortization on investment securities                                          45        62
   Discount accretion on investment securities                                           (10)      (11)
   Deferred income taxes (benefit)                                                       (40)      (21)
   (Gain) on sale of loans                                                               (64)      (20)
   Proceeds from sale of mortgage loans                                                3,994     1,152
   Originations of mortgage loans for resale                                          (4,067)   (1,250)
   (Income) from investment in insurance agency                                           (1)       (5)
   (Increase) in accrued interest receivable and other assets                           (251)     (324)
   Net (increase) in cash surrender value of bank-owned life insurance                  (159)     (158)
   Increase in accrued interest, other expenses and other liabilities                     72       122
                                                                                    --------   -------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                                        1,022       957
                                                                                    --------   -------
INVESTING ACTIVITIES
Purchase of investment securities available-for-sale                                 (22,515)   (3,119)
Proceeds from sales, maturities and redemptions of investment securities
   available-for-sale                                                                 16,274     8,687
Net (increase) decrease in loans                                                       2,737    (6,466)
Purchases of premises and equipment                                                     (192)      (59)
                                                                                    --------   -------
      NET CASH (USED IN) INVESTING ACTIVITIES                                         (3,696)     (957)
                                                                                    --------   -------
FINANCING ACTIVITIES
Net increase in deposits                                                               5,019     3,215
Net increase in short-term borrowings                                                  2,667     1,000
Net (decrease) in long-term borrowings                                                  (158)       (6)
Acquisition of treasury stock                                                           (338)     (337)
Proceeds from issuance of common stock                                                   122       104
Cash dividends paid                                                                     (494)     (476)
                                                                                    --------   -------
      NET CASH PROVIDED BY FINANCING ACTIVITIES                                        6,818     3,500
                                                                                    --------   -------
      INCREASE IN CASH AND CASH EQUIVALENTS                                            4,144     3,500
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                      15,531    11,362
                                                                                    --------   -------
      CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $ 19,675   $14,862
                                                                                    ========   =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
   Interest                                                                         $  3,068   $ 2,439
   Income taxes                                                                     $    443   $   299

See accompanying notes to Consolidated Financial Statements.

CCFNB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

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

DERIVATIVES

The Bank has outstanding loan commitments that relate to the origination of mortgage loans that will be held for resale. Pursuant to Statement of Financial Accounting Standards (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", and SFAS No. 149 "Amendments to SFAS 133 on Derivative Instruments and Hedging Activities" and the guidance contained in the Derivatives Implementation Group Statement 133 Implementation Issue No. C 13, the Bank has accounted for such loan commitments as derivative instruments. The outstanding loan commitments in this category did not give rise to any losses for the six-month period ended June 30, 2007 and the year ended December 31, 2006, as the fair market value of each outstanding loan commitment exceeded the Bank's cost basis in each loan commitment.

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

INVESTMENT IN INSURANCE AGENCY

On January 2, 2001, the Corporation acquired a 50% interest in a local insurance agency, a corporation organized under the laws of the Commonwealth of Pennsylvania. The income or loss from this investment is accounted for under the equity method of accounting. The carrying value of this investment as of June 30, 2007 and December 31, 2006 was $202,490 and $201,066, respectively, and is carried in other assets in the accompanying consolidated balance sheets.

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

ADVERTISING COSTS

It is the Corporation's policy to expense advertising costs in the period in which they are incurred. Advertising expense for the six-month periods ended June 30, 2007 and 2006 was approximately $52,000 and $45,000, respectively.

RECLASSIFICATION

Certain amounts in the consolidated financial statements of the prior years have been reclassified to conform with presentation used in the 2007 consolidated financial statements. Such reclassifications had no effect on the Corporation's consolidated financial condition or net income.

NOTE 2 - ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses for the six-month periods ended June 30, 2007 and June 30, 2006 were as follows:

                                      (Amounts
                                   in Thousands)
                                  ---------------
                                   2007     2006
                                  ------   ------
Balance, beginning of year        $1,456   $1,553
Provision charged to operations       30       65
Loans charged-off                    (47)    (199)
Recoveries                            29       19
                                  ------   ------
Balance, June 30                  $1,468   $1,438
                                  ======   ======

At June 30, 2007, the total recorded investment in loans that are considered to be impaired as defined by SFAS No. 114 was $38,000. These impaired loans had a related allowance for loan losses of $5,700. No additional charge to operations was required to provide for the impaired loans since the total allowance for loan losses is estimated by management to be adequate to provide for the loan loss allowance required by SFAS No. 114 along with any other potential losses.

At June 30, 2007, there were no significant commitments to lend additional funds with respect to non-accrual and restructured loans.

Non-accrual loans at June 30, 2007 and December 31, 2006 were $38,000 and $91,000, respectively, all of which were considered impaired.

Loans past due 90 days or more and still accruing interest amounted to $6,000 at June 30, 2007.

NOTE 3 - SHORT-TERM BORROWINGS

Securities sold under agreements to repurchase, and Federal Home Loan Bank advances generally represented overnight or less than 30-day borrowings. U.S. Treasury tax and loan notes for collections made by the Bank were payable on demand.

NOTE 4 - LONG-TERM BORROWINGS

Long-term borrowings are comprised of advances from the Federal Home Loan Bank.

NOTE 5 - DEFERRED COMPENSATION PLANS

The Bank has entered into certain non-qualified deferred compensation agreements with certain executive officers and directors. Expenses related to these non-qualified deferred compensation plans amounted to $70,000 and $64,000 for the six-month periods ended June 30, 2007 and 2006, respectively.

There were no substantial changes in other plans as disclosed in the 2006 Annual Report.

NOTE 6 - STOCKHOLDERS' EQUITY

Changes in stockholders' equity for the six-month period ended June 30, 2007 were as follows:

                                                        (Amounts in Thousands, Except Common Share Data)
                                                  -----------------------------------------------------------
                                                                                                 Accumulated
                                                                                                    Other
                                        Common    Common             Comprehensive   Retained   Comprehensive   Treasury
                                        Shares     Stock   Surplus       Income      Earnings       (Loss)        Stock     Total
                                      ---------   ------   -------   -------------   --------   -------------   --------   -------
Balance at January 1, 2007            1,241,664   $1,552    $2,672                    $26,054        ($30)       $   0     $30,248
Comprehensive Income:
   Net income                                                           $1,269          1,269                                1,269
   Change in unrealized gain (loss)
      on investment securities
      available-for-sale net of
      reclassification adjustment
      and tax effects                                                     (194)                      (194)                    (194)
                                                                        ------
         TOTAL COMPREHENSIVE INCOME                                     $1,075
                                                                        ======
Issuance of 4,419 shares of
   common stock under dividend
   reinvestment and stock
   purchase plans                         4,419        6       116                                                             122
Purchase of 12,000 shares of
   treasury stock                                                                                                 (338)       (338)
Retirement of 12,000 shares of
   treasury stock                       (12,000)     (15)     (323)                                                338          --
Cash dividends $.40 per share                                                            (494)                                (494)
                                      ---------   ------   -------                   --------       -----        -----     -------
Balance at June 30,  2007             1,234,083   $1,543    $2,465                    $26,829       ($224)          --     $30,613
                                      =========   ======   =======                   ========       =====        =====     =======

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

The Corporation may require collateral or other security to support financial instruments with off-balance sheet credit risk. The contract or notional amounts at June 30, 2007 and December 31, 2006 were as follows:

                                                 (Amounts
                                              in Thousands)
                                           -------------------
                                             June     December
                                           30, 2007   31, 2006
                                           --------   --------
Financial instruments whose contract
   amounts represent credit risk:
   Commitments to extend credit             $24,178    $19,751
   Financial standby letters of credit          924        868
   Performance standby letters of credit        208        530
   Dealer floor plans                           546        437
   Loans for resale                             254         51

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Because many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on management's credit evaluation of the customer. Collateral held varies but may include accounts receivable, inventory, property, plant, equipment and income-producing commercial properties.

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

The Corporation granted commercial, consumer and residential loans to customers primarily within Pennsylvania. Of the total loan portfolio at June 30, 2007, 85.5% was for real estate loans, with significantly most being residential. It was the opinion of management that the high concentration did not pose an adverse credit risk. Further, it was management's opinion that the remainder of the loan portfolio was balanced and diversified to the extent necessary to avoid any significant concentration of credit.

The bank entered into an agreement to acquire property in Bloomsburg, PA in the amount of $240,000 for future expansion.

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

The results of operations for the six-month period ended June 30, 2007, are not necessarily indicative of the results to be expected for the full year.

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

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of CCFNB Bancorp, Inc.:

We have reviewed the accompanying consolidated balance sheet of CCFNB Bancorp, Inc. and Subsidiary as of June 30, 2007, and the related consolidated statements of income for the three and six month periods ended June 30, 2007 and 2006 and the consolidated statements of cash flows for the six-month periods ended June 30, 2007 and 2006. These consolidated interim financial statements are the responsibility of the management of CCFNB Bancorp, Inc. and Subsidiary.

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

J.H. Williams & Co., LLP
Kingston, Pennsylvania
August 2, 2007

                               CCFNB Bancorp, Inc.
                                    Form 10-Q
                         For the Quarter Ended June 2007

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Summary of Operations
(Dollars in Thousands, except for per share data)

                                            At and For the six
                                                  Months
                                              Ended June 30,                   At and For the Years Ended December 31,
                                         -----------------------   --------------------------------------------------------------
                                            2007         2006         2006         2005         2004         2003         2002
                                         ----------   ----------   ----------   ----------   ----------   ----------   ----------
Income and Expense:
   Interest income                       $    7,109   $    6,261   $   13,202   $   11,442   $   10,843   $   11,221   $   12,780
   Interest expense                           3,014        2,453        5,301        4,131        3,669        4,366        5,741
   Net interest income                        4,095        3,808        7,901        7,311        7,174        6,855        7,039
   Loan loss provision                           30           65          175           90          140          200          309
   Net interest income after loan loss
     provision                                4,065        3,743        7,726        7,221        7,034        6,655        6,730
   Non-interest income                        1,149          869        1,900        1,713        1,530        1,508        1,210
   Non-interest expense                       3,519        3,092        6,437        6,077        5,746        5,409        5,479
   Income before income taxes                 1,695        1,520        3,189        2,857        2,818        2,754        2,461
   Income taxes                                 426          356          777          631          601          591          539
   Net income                            $    1,269   $    1,164   $    2,412   $    2,226   $    2,217   $    2,163   $    1,922
Per Share: (1)
   Net income                            $     1.03   $      .93   $     1.93   $     1.76   $     1.74   $     1.69   $     1.47
   Cash dividends paid                          .40          .38          .78          .74          .70          .66          .63
   Average shares outstanding             1,237,119    1,254,008    1,249,844    1,262,171    1,267,718    1,281,265    1,309,084
Average Balance Sheet:
   Loans                                 $  159,847   $  156,712   $  158,554   $  150,065   $  147,348   $  149,485   $  147,545
   Investments                               54,782       50,976       53,703       54,943       61,999       58,152       54,197
   Other earning assets                      13,692        5,596        7,621        7,503        5,705        8,036        5,309
   Total assets                             243,189      233,523      236,569      230,081      231,477      230,975      223,476
   Deposits                                 170,237      165,961      167,024      167,812      172,028      171,956      150,883
   Other interest-bearing liabilities        40,634       34,069       36,676       32,253       29,823       29,772       29,356
   Stockholders' equity                      30,327       29,152       29,672       28,789       28,136       27,223       26,615
Balance Sheet Data:
   Loans                                 $  158,024   $  160,676   $  160,641   $  154,271   $  149,900   $  147,631   $  151,338
   Investments                               59,396       48,033       53,486       53,919       61,834       62,775       53,528
   Other earning assets                      14,603       10,633       10,712        6,239        6,233        6,882       10,068
   Total assets                             249,885      235,827      241,920      231,218      235,377      232,914      229,032
   Deposits                                 174,304      168,062      169,285      164,847      172,487      171,786      172,127
   Other interest-bearing liabilities        43,116       36,904       40,607       35,910       30,080       32,325       28,621
   Stockholders' equity                      30,613       29,291       30,248       29,012       28,506       27,603       26,840
Ratios: (2)
   Return on average assets                    1.04%        1.00%        1.02%         .97%         .96%         .94%         .86%
   Return on average equity                    8.37%        7.99%        8.13%        7.73%        7.88%        7.95%        7.22%
   Dividend payout ratio                      38.93%       40.89%       40.39%       41.92%       40.19%       39.02%       42.86%
   Average equity to average assets
      ratio                                   12.47%       12.48%       12.54%       12.51%       12.17%       11.79%       11.77%

(1) Per share data has been calculated on the weighted average number of shares outstanding.

(2) The ratios for the six month period ending June 30, 2007 and 2006 are annualized.

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

Earnings Summary

Net income for the six months ended June 30, 2007 was $1.3 million $1.03 per basic and diluted share. These results compare with net income of $1.2 million or $.93 per basic and diluted share for the same period in 2006. Annualized return on average equity increased to 8.37 percent from 7.99 percent, while the annualized return on average assets increased to 1.04 percent from 1.00 percent, for the six months ended June 30, 2007 and 2006 respectively.

Net interest income continues to be the largest source of our operating income. Net interest income on a tax equivalent basis increased 7.50 percent to $4.3 million at June 30, 2007 from $4.0 million at June 30, 2006. Overall, interest earning assets yielded 6.38 percent for the six months ended June 30, 2007 compared to 6.07 percent yield for the six months ended June 30, 2006. The tax equivalized net interest margin increased to 3.74 percent for the six months ended June 30, 2007 compared to 3.72 percent for the six months ended June 30, 2006.

Average interest earning assets increased $15.0 million or 7.05 percent for the six months ended June 30, 2007 over the same period in 2006 from $213.3 million at June 30, 2006 to $228.3 million at June 30, 2007. Average loans increased $3.1 million or 1.98 percent, from $156.7 million at June 30, 2006 to $159.8 million at June 30, 2007. Average investments increased $3.8 million or 7.45 percent from $51.0 million at June 30, 2006 to $54.8 million at June 30, 2007 and average federal funds sold and interest-bearing deposits with other financial institutions increased $8.1 million or 144.64 percent from $5.6 million at June 30, 2006 to $13.7 million at June 30, 2007.

Average interest bearing liabilities for the six months ended June 30, 2007 were $191.5 million and for the six month period ending June 30, 2006 they were $182.5 million, an increase of $9.0 million or 4.93 percent. Average short-term borrowings were $22.8 million at June 30, 2006 and $29.4 million at June 30, 2007. Long-term debt, which includes primarily FHLB advances, was $11.3 million at June 30, 2006 and $11.2 million at June 30, 2007. Average demand deposits increased $1.8 million from $17.5 million at June 30, 2006 compared to $19.3 million at June 30, 2007.

The average interest rate for loans increased 26 basis points to 7.02 percent at June 30, 2007 compared to 6.76 percent at June 30, 2006. Interest-bearing deposits with other Financial Institutions and Federal Funds Sold rates increased 53 basis points to 5.29 percent at June 30, 2007 from 4.76 percent at June 30, 2006. Average rates on interest bearing deposits increased by 42 basis points from 2.20 percent to 2.62 percent in one year. Average interest rates also increased on total interest bearing liabilities by 41 basis points to 3.10 percent from 2.69 percent. The tax equivalized net interest margin increased to
3.74 percent for the six months ended June 30, 2007 from 3.72 percent for the six months ended June 30, 2006. The cost of long-term debt averaged 5.94 percent for the past several years which negatively impacted net interest margin. This high costing liability will remain due to the fact that the Federal Home Loan Bank has the option to reprice these loans at their discretion. Until interest rates would rise to make the current 5.94 percent average rate unattractive, this in all probability will not occur. We will continue to price deposits conservatively.

Net Interest Income

Net interest income increased from $3.8 million at June 30, 2006 to $4.1 million at June 30, 2007.

The following table reflects the components of net interest income for each of the six months ended June 30, 2007 and 2006:

           ANALYSIS OF AVERAGE ASSETS, LIABILITIES AND CAPITAL EQUITY
                                       AND
                  NET INTEREST INCOME ON A TAX EQUIVALENT BASIS

AVERAGE BALANCE SHEET AND RATE ANALYSIS
(Dollars in Thousands)

                                                            Six Months Ended June 30, 2007 and 2006
                                                 -------------------------------------------------------------
                                                            Interest   Average              Interest   Average
                                                  Average   Income /   Yield /    Average   Income /   Yield /
                                                  Balance    Expense     Rate     Balance   Expense     Rate
                                                 --------   --------   -------   --------   --------   -------
                                                    (1)        (2)                  (1)        (2)
ASSETS:
Interest-bearing deposits with other financial
   institutions                                  $  3,358        88     5.24%    $    383    $    9     4.70%
Investment securities (3)                          54,782     1,257     4.78%      50,976     1,027     4.35%
Federal funds sold                                 10,334       274     5.30%       5,213       124     4.76%
Loans                                             159,847     5,490     7.02%     156,712     5,101     6.76%
                                                 --------    ------              --------    ------
Total interest earning assets                    $228,321    $7,109     6.38%    $213,284    $6,261     6.14%
                                                 --------    ------              --------    ------

Reserve for loan losses                            (1,483)                         (1,484)
Cash and due from banks                             4,381                           4,229
Other assets                                       11,970                          17,494
                                                 --------                        --------
Total assets                                     $243,189                        $233,523
                                                 --------                        --------

LIABILITIES AND CAPITAL:
Interest bearing deposits                        $150,892    $1,978     2.62%    $148,434    $1,634     2.20%
Short-term borrowings                              29,395       702     4.78%      22,762       483     4.24%
Long-term borrowings                               11,239       334     5.94%      11,307       336     5.94%
                                                 --------    ------              --------    ------
Total interest-bearing liabilities               $191,526    $3,014     3.10%    $182,503    $2,453     2.69%
                                                 --------    ------              --------    ------

Demand deposits                                  $ 19,345                        $ 17,527
Other liabilities                                   1,991                           4,341
Stockholders' equity                               30,327                          29,152
                                                 --------                        --------
Total liabilities and capital                    $243,189                        $233,523
                                                 --------                        --------

NET INTEREST INCOME /                                        $4,095     3.59%                $3,808     3.57%
   NET INTEREST MARGIN (4)

TAX EQUIVALENT NET INTEREST INCOME /                         $4,264     3.74%                $3,967     3.72%
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

The following table demonstrates the relative impact on net interest income of changes in volume of interest earning assets and interest bearing liabilities and changes in rates earned and paid by us on such assets and liabilities.

             CHANGE IN NET INTEREST INCOME ON A TAX EQUIVALENT BASIS

                                                 Six Months Ended
                                                   June 30, 2007
                                                   Compared with
                                                   2006 Increase
                                                  (Decrease) (2)
                                              ----------------------
                                              Volume   Rate    Total
                                              ------   ----   ------
                                                  (In thousands)
Interest income:
   Loans (1)                                   $212    $407   $  619
   Investments (1)                              166     219      385
   Federal funds sold and other short-term
      investments                               385      30      415
                                               ----    ----   ------
Total Interest Income:                          763     656    1,419

Interest expense:
   Deposits                                      54     623      677
   Short-term borrowings                        281     123      404
   Long term debt                                (4)      0       (4)
                                               ----    ----   ------
Total Interest Expense:                         331     746    1,077

Net Interest Income:                           $432    $(90)  $  342
                                               ----    ----   ------

(1) Interest income is adjusted to a tax equivalent basis using a 34 percent tax rate.

(2) Variances resulting from a combination of changes in volume and rates are allocated to the categories in proportion to the absolute dollar amounts of the change in each category

The outstanding balance of loans at June 30, 2007 was $158.0 million and December 31, 2006 was $160.6 million.

Income from investment securities increased to $1.3 million at June 30, 2007 compared to $1.0 million at June 30, 2006. The average balance of investment securities for the six months ended June 30, 2007 was $54.8 million compared to $51.0 million at June 30, 2006.

Total interest expense increased $.5 million or 20.00 percent for the first six months of 2007 as compared to the first six months of 2006. This percentage increase is attributable to volume increases along with rising interest rates, particularly in short term borrowings.

The average yield on interest earning assets increased from 6.14 percent to 6.38 percent as of June 30, 2006 and 2007, respectively.

NON-INTEREST INCOME

The following table presents the components of non-interest income for the six months ended June 30, 2007 and 2006:

                                   Six Months Ended
                                       June 30,
                                      (Dollars in
                                       thousands)
                                   ----------------
                                      2007    2006
                                     ------   ----
Service charges and fees             $  440   $393
Gain on sale of loans                    64     20
Bank-owned life insurance income        143    131
Investment center                       271     97
Trust department                         82     76
Other                                   149    152
                                     ------   ----
   Total                             $1,149   $869
                                     ------   ----

Non-interest income continues to represent a considerable source of our income. We are committed to increasing non-interest income. Increases will be from our existing sources of non-interest income and any new opportunities that may develop. For the six months ended June 30, 2007 and June 30, 2006 total non-interest income increased $280 thousand from $869 thousand at June 30, 2006 to $1,149 thousand at June 30, 2007.

Service charges and fees increased $47 thousand from $393 thousand at June 30, 2006 to $440 thousand or 11.96 percent at June 30, 2007 The largest increase was in the fees for non-sufficient funds on checking accounts.

Sales of fixed rate mortgages through the Mortgage Partnership Finance ( MPF) and PHFA programs reflected an increase at June 30, 2007 to $64 thousand compared to $20 thousand at June 30, 2006. The MPF loans are being serviced by the bank and the bank retains minimal credit risk.

Third party brokerage fees increased dramatically from $97 thousand at June 30, 2006 to $271 thousand at June 30, 2007. The bank has added another broker to it's financial services department which should help continue success in the future.

Other income decreased slightly from $152 thousand at June 30, 2006 to $149 thousand at June 30, 2007.

NON-INTEREST EXPENSE

The following table presents the components of non-interest expense for the six months ended June 30, 2007 and 2006:

                                       Six Months Ended
                                           June 30,
                                       ----------------
                                         2007     2006
                                        ------   ------
                                          (Dollars in
                                           Thousands)
Salaries                                $1,501   $1,256
Pensions and other employee benefits       448      418
Occupancy expense-net                      247      226
Equipment                                  242      244
State shares tax                           159      144
Professional services                      129      106
Director's fees                             93       86
Stationery and supplies                     95       74
Other                                      605      538
                                        ------   ------
   Total                                $3,519   $3,092
                                        ------   ------

Non-interest expense increased from $3.1 million at June 30, 2006 to $3.5 million at June 30, 2007, an increase of 12.90 percent.

Generally, non-interest expense accounts for the cost of maintaining facilities; providing salaries and benefits to employees; and paying for insurance, supplies, advertising, data processing services, taxes and other related expenses. Some of the costs and expenses are variable while others are fixed. To the extent possible, the bank utilizes budgets and related measures to control variable expenses.

Salaries increased 15.38 percent from $1.3 million at June 30, 2006 to $1.5 million at June 30, 2007. Additionally, employee benefits increased 7.18 percent from $418 thousand at June 30, 2006 to $448 thousand at June 30, 2007. Overall, these increases were attributable to the addition of new personnel to increase business development and annual increases in salaries and cost of benefits. Specifically, commissions payable for brokerage sales amounted to $138.8 thousand in 2007 and $27.8 thousand in 2006.

Occupancy expense increased 9.29 percent from $226 thousand at June 30, 2006 to $247 thousand at June 30, 2007. This increase is attributable to general increases in the cost of utilities.

Pennsylvania Bank Shares Tax increased 10.42 percent from $144 thousand at June 30, 2007 to $159 thousand at June 30, 2007.

Professional services increased 21.70 percent from $106 thousand at June 30, 2006 to $129 thousand at June 30, 2007. This increase is a result of SOX 404 which is legislation requiring non-accelerated Securities and Exchange Commission filers, such as ourselves, to attest to review of internal controls at year end 2007. This requires documentation and testing beyond the normal internal audit function.

Director's fees increased 8.14 percent from $86 thousand through June 30, 2006 compared to $93 thousand through June 30, 2007.

Stationery and supplies increased $21 thousand in comparing June 30, 2006 at $74 thousand and June 30, 2007 at $95 thousand, a 28.38 percent increase. Documents were updated and replaced as many electronic enhancements were introduced to our data processing routines, causing many forms to be unnecessary; another branch has been added and additional marketing supplies were utilized for several areas of the bank.

Other expenses increased $67 thousand from $538 thousand at June 30, 2006 to $605 thousand at June 30, 2007, a 12.45 percent increase. The increases are reflected in the schedule below:

                                                Six Months Ended
                                                    June 30,
                                                ----------------
                                                   2007   2006
                                                   ----   ----
                                                   (Dollars in
                                                    Thousands)
Advertising                                        $ 52   $ 45
ATM expenses                                         78     71
Training                                             14      9
Officer retirement deferred compensation plan        58     54
Data processing expense                              66     60
Postage                                              47     40
Other                                               290    259
                                                   ----   ----
   Total                                           $605   $538
                                                   ----   ----

Income Taxes

Income tax expense as a percentage of pre-tax income was 25.13 percent for the six months ended June 30, 2007 compared with 23.42 percent for the same period in 2006.

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

Liquidity

Liquidity measures the ability to satisfy current and future cash flow needs as they become due. Maintaining a level of liquid funds through asset / liability management seeks to ensure that these needs are met at a reasonable cost. As of June 30, 2007, we had $59.4 million of securities available for sale recorded at their fair value, compared with $53.5 million at December 31, 2006. As of June 30, 2007, the investment securities available for sale had a net unrealized loss of $224 thousand, net of deferred taxes, compared with a net unrealized loss of $30 thousand, net of deferred taxes, at December 31, 2006. These securities are not considered trading account securities, which may be sold on a continuous basis, but rather are securities which the Corporation has the ability and positive intent to hold the securities to maturity and are classified as available-for-sale.

In accordance with disclosures required by EITF NO. 03-1, the summary below reflects the gross unrealized losses and fair value, aggregated by investment category that individual securities have been in a continuous unrealized loss position for less than or more than 12 months as of June 30, 2007:

                                       Less than 12 months        12 months or more               Total
                                     -----------------------   -----------------------   -----------------------
Description of Security                           Unrealized                Unrealized                Unrealized
(Dollars in thousands)               Fair Value      Loss      Fair Value      Loss      Fair Value      Loss
-----------------------              ----------   ----------   ----------   ----------   ----------   ----------
Obligations of U.S. Government
Corporations and Agencies:
   Mortgage backed                     $ 9,652       $ 83        $ 8,828       $164        $18,480       $247
   Other                                15,386        113         10,637        111         26,023        224
Obligations of State and Political
Subdivisions                               811         13              0          0            811         13
Marketable Equity Securities               488         53            146         40            634         93
                                       -------       ----        -------       ----        -------       ----
Total                                  $26,337       $262        $19,611       $315        $45,948       $577
                                       -------       ----        -------       ----        -------       ----

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

Non-Performing Assets

Shown below is a summary of past due and non-accrual loans:

                                June       December
                              30, 2007     31,2006
                            -----------   ----------
                             (Dollars in Thousands)
Past due and non-accrual:
   Days 30 - 89                $1,238        $638
   Days 90 plus                     6          67
   Non-accrual                     38          91
                               ------        ----
Total                          $1,282        $796

Past due and non-accrual loans increased 61.06 percent from $796 thousand at December 31, 2006 to $1,282 thousand at June 30, 2007. The non-performing assets expressed as a ratio to total loans was .03 percent at June 30, 2007 and .11 percent at December 31, 2006. Non-performing loans are comprised of loans which are on a non-accrual basis, accruing loans that are 90 days or more past due, and restructured loans. Non-performing assets are comprised of non-performing loans and foreclosed real estate (assets acquired in foreclosure), if applicable.

The provision for loan losses for the first six months of 2007 was $30 thousand compared to the first six months of 2006 at $65 thousand. Management is diligent in its efforts to maintain low delinquencies and continues to monitor and review current loans to foresee future delinquency occurrences and react to them quickly.

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

The following analysis provides a schedule of loan maturities / interest rate sensitivities. This schedule presents a repricing and maturity analysis as required by the FFIEC:

                                                   June 30, 2007
                                                   -------------
                                                    (Dollars in
                                                     thousands)
MATURITY AND REPRICING DATA FOR LOANS AND LEASES
   (1) Three months or less                           $  3,408
   (2) Over three months through 12 months              11,255
   (3) Over one year through three years                28,952
   (4) Over three years through five years               5,926
   (5) Over five years through 15 years                 18,250
   (6) Over 15 years                                       321
All loans and leases other than closed-end
   loans secured by first liens on 1-4
   family residential properties with a
   remaining maturity or repricing
   frequency of:
   (1) Three months or less                             17,275
   (2) Over three months through 12 months              11,844
   (3) Over one year through three years                32,226
   (4) Over three years through five years              10,965
   (5) Over five years through 15 years                 17,324
   (6) Over 15 years                                       265
                                                      --------
      Sub-total                                        158,011
Add: Non-accrual loans not included above                   38
Less: Unearned income                                      (25)
                                                      --------
      Total Loans and Leases                          $158,024
                                                      --------

Allowance for Loan Losses

Because our loan portfolio and delinquencies contain a significant number of commercial loans with relatively large balances, the deterioration of one or several of these loans may result in a possible significant increase in loss of interest income, higher carrying costs, and an increase in the provision for loan losses and loan charge-offs.

We maintain an allowance for loan losses to absorb any loan losses based on our historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. In evaluating our allowance for loan losses, we segment our loans into the following categories:

Commercial mortgages, Residential mortgages, Consumer loans, Municipal loans and Non real estate commercial loans.

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

The following table presents a summary of CCFNB's loan loss experience as of the dates indicated:

                                  For the Six Months
                                    Ended June 30,
                                     (Dollars in
                                      thousands)
                                 -------------------
                                   2007       2006
                                 --------   --------
Average loans outstanding:       $159,847   $156,712
                                 --------   --------
Total loans at end of period      158,024    160,676
                                 --------   --------
Balance at beginning of period   $  1,456   $  1,553
   Total charge-offs                  (47)      (199)
   Total recoveries                    29         19
                                 --------   --------
   Net recoveries                     (18)      (180)
   Provision for loan losses           30         65
                                 --------   --------
Balance at end of period         $  1,468   $   1438
                                 --------   --------
Net recoveries as a percent of
   average loans outstanding
   during period                     (.01)%     .(11)%
Allowance for loan losses as a
   percent of total loans             .93%       .89%

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

We exceed all minimum capital requirements as reflected in the following table:

                                                       June 30, 2007         December 31, 2006
                                                   ---------------------   ---------------------
                                                                 Minimum                 Minimum
                                                   Calculated   Standard   Calculated   Standard
                                                     Ratios      Ratios      Ratios      Ratios
                                                   ----------   --------   ----------   --------
Risk Based Ratios:
Tier I Capital to risk-weighted assets               19.34%      4.00%       19.25%       4.00%
Total Qualifying Capital to risk-weighted assets     20.33%      8.00%       20.29%       8.00%

Additionally, certain other ratios also provide capital analysis as follows:

                                   June 30,   December 31,
                                     2007         2006
                                   --------   ------------
Tier I Capital to average assets     12.46%      12.71%

We believe that the bank's current capital position and liquidity positions are strong and that its capital position is adequate to support its operations.

Book value per share amounted to $24.81 at June 30, 2007, compared with $24.36 per share at December 31, 2006.

Cash dividends declared amounted to $.40 per share for the six months ended June 30, 2007, equivalent to a dividend payout ratio of 38.93 percent, compared with
40.89 percent for the same period in 2006. Our Board of Directors continues to believe that cash dividends are an important component of shareholder value and that, at the bank's current level of performance and capital; we expect to continue our current dividend policy of a quarterly cash distribution of earnings to our shareholders.

The following table presents information on the shares of our common stock that we repurchased during the second quarter of 2007:

                               CCFNB BANCORP, INC.
                      ISSUER PURCHASES OF EQUITY SECURITIES

                                                        NUMBER OF SHARES
                                                      PURCHASED AS PART OF   NUMBER OF SHARES THAT
                      NUMBER OF SHARES   PRICE PAID    PUBLICLY ANNOUNCED    MAY YET BE PURCHASED
      PERIOD              PURCHASED       PER SHARE        PROGRAM (1)         UNDER THE PROGRAM
      ------          ----------------   ----------   --------------------   ---------------------
04/01/07 - 04/30/07         2,000          $28.00             2,000                  32,000
05/01/07 - 05/31/07         2,000          $27.40             2,000                  30,000
06/01/07 - 06/30/07         2,000          $27.40             2,000                  28,000
                            -----                             -----
   TOTAL                    6,000                             6,000

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

     The CEO and PFO have evaluated the changes to our internal controls over financial reporting that occurred during our fiscal Quarter ended June 30, 2007, as required by paragraph (d) Rules 13a - 15 and 15d - 15 under the Securities Exchange Act of 1934, as amended, and have concluded that there were no changes that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 3. Defaults Upon Senior Securities - Nothing to report.

Item 4. Submission of Matters to a Vote of Security Holders - Nothing to report.

Item 5. Other Information - Nothing to report.

Item 6. Exhibits and Reports on Form 8-K - Nothing to report.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report on Form 10-Q for the period ended June 30 2007, to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CCFNB BANCORP, INC.
                                        (Registrant)


                                        By /s/ Lance O. Diehl
                                           -------------------------------------
                                           Lance O. Diehl
                                           President and CEO

                                        Date: August 13, 2007


                                        By /s/ Virginia D. Kocher
                                           -------------------------------------
                                           Virginia D. Kocher
                                           Treasurer

                                        Date: August 13, 2007