Form 10-Q
period 2007-09-30
CCFNB BANCORP INC
filed 2007-11-14
CIK 731122

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2007

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 1,228,266 shares of $1.25
(par) common stock were outstanding as of October 31, 2007.

CCFNB BANCORP, INC. AND SUBSIDIARY
TABLE OF CONTENTS
SEPTEMBER 30, 2007

                                                                      Page
                                                                    -------
PART 1  - FINANCIAL INFORMATION:

        - Consolidated Balance Sheets                                  2

        - Consolidated Statements of Income                            3

        - Consolidated Statements of Cash Flows                        4

        - Notes to Consolidated Financial Statements                 5 - 15

        - Report of Independent Registered Public Accounting Firm      16

        - Management's Discussion and Analysis of Consolidated
          Financial Condition and Results of Operations             17 - 25

        - Controls and Procedures                                      26

PART II - OTHER INFORMATION                                            27

SIGNATURES                                                          28 - 31

CCFNB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

                                                               Unaudited
                                                               September   December
                                                                30, 2007   31, 2006
                                                               ---------   --------
ASSETS
Cash and due from banks                                         $  5,384   $  4,819
Interest-bearing deposits with other banks                           981        405
Federal funds sold                                                10,809     10,307
Investment securities available-for-sale                          62,159     53,486
Loans, net of unearned income                                    161,476    160,641
Allowance for loan losses                                          1,460      1,456
                                                                --------   --------
   Net loans                                                     160,016    159,185
Premises and equipment, net                                        5,182      5,049
Cash surrender value of bank-owned life insurance                  7,009      6,767
Accrued interest receivable                                        1,177        994
Other assets                                                       1,485        907
                                                                --------   --------
      TOTAL ASSETS                                              $254,202   $241,919
                                                                ========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits:
   Non-interest bearing                                         $ 20,953   $ 19,258
   Interest bearing                                              151,603    150,027
                                                                --------   --------
      Total Deposits                                             172,556    169,285
Short-term borrowings                                             37,366     29,310
Long-term borrowings                                              11,138     11,297
Accrued interest and other expenses                                1,886      1,737
Other liabilities                                                     28         42
                                                                --------   --------
      TOTAL LIABILITIES                                          222,974    211,671
                                                                --------   --------

STOCKHOLDERS' EQUITY
Common stock, par value $1.25 per share; authorized
   5,000,000 shares; issued and outstanding 1,230,266 shares
   in 2007 and 1,241,664 shares in 2006                            1,538      1,552
Surplus                                                            2,368      2,672
Retained earnings                                                 27,289     26,054
Accumulated other comprehensive income (loss)                         33        (30)
                                                                --------   --------
      TOTAL STOCKHOLDERS' EQUITY                                  31,228     30,248
                                                                --------   --------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $254,202   $241,919
                                                                ========   ========

See accompanying notes to Consolidated Financial Statements.

CCFNB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS EXCEPT PER SHARE DATA)
UNAUDITED

                                                         For the Nine             For the Three
                                                        Months Ending             Months Ending
                                                         September 30              September 30
                                                   -----------------------   -----------------------
                                                      2007          2006        2007         2006
                                                   ----------   ----------   ----------   ----------
INTEREST AND DIVIDEND INCOME
Interest and fees on loans:
   Taxable                                         $    7,926   $    7,584   $    2,667   $    2,686
   Tax-exempt                                             363          313          132          110
Interest and dividends on investment securities:
   Taxable                                              1,757        1,242          657          429
   Tax-exempt                                             141          217           44           58
   Dividends                                               92           83           32           28
Federal funds sold                                        412          255          138          131
Deposits in other banks                                   136           26           48           17
                                                   ----------   ----------   ----------   ----------
      TOTAL INTEREST AND DIVIDEND INCOME               10,827        9,729        3,718        3,459
                                                   ----------   ----------   ----------   ----------
INTEREST EXPENSE
Deposits                                                3,016        2,525        1,038          891
Short-term borrowings                                   1,108          810          406          327
Long-term borrowings                                      502          507          168          171
                                                   ----------   ----------   ----------   ----------
      TOTAL INTEREST EXPENSE                            4,626        3,842        1,612        1,389
                                                   ----------   ----------   ----------   ----------
Net interest income                                     6,201        5,878        2,106        2,070
Provision for loan losses                                  30          127           --           62
                                                   ----------   ----------   ----------   ----------
      NET INTEREST INCOME AFTER PROVISION
         FOR LOAN LOSSES                                6,171        5,751        2,106        2,008
                                                   ----------   ----------   ----------   ----------
NON-INTEREST INCOME
Service charges and fees                                  680          618          240          225
Gain on sale of loans                                     124           32           60           12
Bank-owned life insurance income                          217          194           74           63
Investment center                                         339          163           68           66
Trust department                                          132          114           50           38
Other                                                     230          270           81          118
                                                   ----------   ----------   ----------   ----------
      TOTAL NON-INTEREST INCOME                         1,722        1,391          573          522
                                                   ----------   ----------   ----------   ----------
NON-INTEREST EXPENSE
Salaries                                                2,224        1,914          723          658
Pensions and other employee benefits                      660          612          212          194
Occupancy, net                                            369          339          122          113
Equipment                                                 363          364          121          120
State shares tax                                          236          228           77           84
Professional services                                     213          158           84           52
Directors' fees                                           139          125           46           39
Stationery and supplies                                   127          103           32           29
Other                                                     900          875          295          337
                                                   ----------   ----------   ----------   ----------
      TOTAL NON-INTEREST EXPENSE                        5,231        4,718        1,712        1,626
                                                   ----------   ----------   ----------   ----------
Income before income taxes                              2,662        2,424          967          904
Income tax expense                                        675          590          249          234
                                                   ----------   ----------   ----------   ----------
      NET INCOME                                   $    1,987   $    1,834   $      718   $      670
                                                   ==========   ==========   ==========   ==========
PER SHARE DATA
Net income                                         $     1.61   $     1.47   $     0.58   $     0.54
Cash dividends                                     $     0.61   $     0.58   $     0.21   $     0.20
Weighted average shares outstanding                 1,235,249    1,251,832    1,235,249    1,251,832

See accompanying notes to Consolidated Financial Statements.

CCFNB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
UNAUDITED

                                                                             For the Nine
                                                                            Months Ending
                                                                            September 30,
                                                                         -------------------
                                                                           2007       2006
                                                                         --------   --------
OPERATING ACTIVITIES
Net income                                                               $  1,987   $  1,834
Adjustments to reconcile net income to net cash provided by operating activities:
   Provision for loan losses                                                   30        127
   Depreciation and amortization                                              307        274
   Employee stock purchase plan expense                                         2         --
   Premium amortization on investment securities                               70         85
   Discount accretion on investment securities                                (21)       (14)
   Deferred income taxes (benefit)                                            (55)       (65)
   (Gain) on sale of loans                                                   (124)       (32)
   Proceeds from sale of mortgage loans                                     5,260      1,650
   Originations of mortgage loans for resale                               (5,167)    (1,713)
   (Income) from investment in insurance agency                               (10)       (10)
   (Increase) in accrued interest receivable and other assets                (728)      (219)
   Net (increase) in cash surrender value of bank-owned life insurance       (242)      (228)
   Increase in accrued interest, other expenses and other liabilities         135        149
                                                                         --------   --------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                             1,444      1,838
                                                                         --------   --------
INVESTING ACTIVITIES
Purchase of investment securities available-for-sale                      (31,441)   (10,560)
Proceeds from sales, maturities and redemptions of investment
   securities available-for-sale                                           22,812     13,334
Net (increase) decrease in loans                                             (830)    (6,121)
Purchases of premises and equipment                                          (440)      (208)
                                                                         --------   --------
      NET CASH (USED IN) INVESTING ACTIVITIES                              (9,899)    (3,555)
                                                                         --------   --------
FINANCING ACTIVITIES
Net increase in deposits                                                    3,271        (34)
Net increase in short-term borrowings                                       8,056      4,244
Net (decrease) in long-term borrowings                                       (159)        (9)
Acquisition of treasury stock                                                (499)      (505)
Proceeds from issuance of common stock                                        181        153
Cash dividends paid                                                          (752)      (725)
                                                                         --------   --------
      NET CASH PROVIDED BY FINANCING ACTIVITIES                            10,098      3,124
                                                                         --------   --------
      INCREASE IN CASH AND CASH EQUIVALENTS                                 1,643      1,407
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                           15,531     11,362
                                                                         --------   --------
      CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $ 17,174   $ 12,769
                                                                         ========   ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
   Interest                                                              $  4,564   $  3,785
   Income taxes                                                          $    644   $    581

See accompanying notes to Consolidated Financial Statements.

CCFNB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

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

DERIVATIVES

The Bank has outstanding loan commitments that relate to the origination of mortgage loans that will be held for resale. Pursuant to Statement of Financial Accounting Standards (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", and SFAS No. 149 "Amendments to SFAS 133 on Derivative Instruments and Hedging Activities" and the guidance contained in the Derivatives Implementation Group Statement 133 Implementation Issue No. C 13, the Bank has accounted for such loan commitments as derivative instruments. The outstanding loan commitments in this category did not give rise to any losses for the nine-month period ended September 30, 2007 and the year ended December 31, 2006, as the fair market value of each outstanding loan commitment exceeded the Bank's cost basis in each loan commitment.

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

INVESTMENT IN INSURANCE AGENCY

On January 2, 2001, the Corporation acquired a 50% interest in a local insurance agency, a corporation organized under the laws of the Commonwealth of Pennsylvania. The income or loss from this investment is accounted for under the equity method of accounting. The carrying value of this investment as of September 30, 2007 and December 31, 2006 was $211,000 and $201,000,
respectively, and is carried in other assets in the accompanying consolidated balance sheets.

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

ADVERTISING COSTS

It is the Corporation's policy to expense advertising costs in the period in which they are incurred. Advertising expense for the nine-month periods ended September 30, 2007 and 2006 was approximately $76,000 and $71,000, respectively.

RECLASSIFICATION

Certain amounts in the consolidated financial statements of the prior years have been reclassified to conform with presentation used in the 2007 consolidated financial statements. Such reclassifications had no effect on the Corporation's consolidated financial condition or net income.

NOTE 2 - ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses for the nine-month periods ended September 30, 2007 and September 30, 2006 were as follows:

                                  (Amounts in Thousands)
                                  ----------------------
                                       2007     2006
                                      ------   ------
Balance, beginning of year            $1,456   $1,552
Provision charged to operations           30      127
Loans charged-off                        (59)    (216)
Recoveries                                33       25
                                      ------   ------
Balance, September 30                 $1,460   $1,488
                                      ======   ======

At September 30, 2007, the total recorded investment in loans that are considered to be impaired as defined by SFAS No. 114 was $37,000. These impaired loans had a related allowance for loan losses of $2,300. No additional charge to operations was required to provide for the impaired loans since the total allowance for loan losses is estimated by management to be adequate to provide for the loan loss allowance required by SFAS No. 114 along with any other potential losses.

At September 30, 2007, there were no significant commitments to lend additional funds with respect to non-accrual and restructured loans.

Non-accrual loans at September 30, 2007 and December 31, 2006 were $37,000 and $91,000, respectively, all of which were considered impaired.

Loans past due 90 days or more and still accruing interest amounted to $180,000 at September 30, 2007.

NOTE 3 - SHORT-TERM BORROWINGS

Securities sold under agreements to repurchase, and Federal Home Loan Bank advances generally represented overnight or less than 30-day borrowings. U.S. Treasury tax and loan notes for collections made by the Bank were payable on demand.

NOTE 4 - LONG-TERM BORROWINGS

Long-term borrowings are comprised of advances from the Federal Home Loan Bank.

NOTE 5 - DEFERRED COMPENSATION PLANS

The Bank has entered into certain non-qualified deferred compensation agreements with certain executive officers and directors. Expenses related to these non-qualified deferred compensation plans amounted to $103,000 and $98,000 for the nine-month periods ended September 30, 2007 and 2006, respectively.

There were no substantial changes in other plans as disclosed in the 2006 Annual Report.

NOTE 6 - STOCKHOLDERS' EQUITY

Changes in stockholders' equity for the nine-month period ended September 30, 2007 were as follows:

                                                   (Amounts in Thousands, Except Common Share Data)
                                             -----------------------------------------------------------
                                                                                            Accumulated
                                                                                               Other
                                                                                           Comprehensive
                                  Common     Common             Comprehensive   Retained       Income      Treasury
                                  Shares      Stock   Surplus       Income      Earnings       (Loss)        Stock     Total
                                ----------   ------   -------   -------------   --------   -------------   --------   -------
Balance at January 1, 2007      $1,241,664   $1,552    $2,672                    $26,054       $(30)         $  --    $30,248
Comprehensive Income:
   Net income                                                       $1,987         1,987                                1,987
   Change in unrealized
      gain (loss) on
      investment securities
      available-for-sale
      net of
      reclassification
      adjustment and tax
      effects                                                           63                       63                        63
                                                                    ------
      TOTAL COMPREHENSIVE
         INCOME                                                     $2,050
                                                                    ======
Issuance of 4,419 shares of
   common stock under
   dividend reinvestment
   and stock purchase plans          6,602        8       173                                                             181
Purchase of 18,000 shares
   of treasury stock                                                                                          (499)      (499)
Retirement of 18,000 shares
   of treasury stock               (18,000)     (22)     (477)                                                 499         --
Cash dividends $.61 per
   share                                                                            (752)                                (752)
                                ----------   ------    ------                    -------       ----          -----    -------
Balance at September 30, 2007   $1,230,266   $1,538    $2,368                    $27,289       $ 33          $  --    $31,228
                                ==========   ======    ======                    =======       ====          =====    =======

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

The Corporation may require collateral or other security to support financial instruments with off-balance sheet credit risk. The contract or notional amounts at September 30, 2007 and December 31, 2006 were as follows:

                                                                      (Amounts in Thousands)
                                                                      ----------------------
                                                                       September   December
                                                                        30, 2007   31, 2006
                                                                       ---------   --------
Financial instruments whose contract amounts represent credit risk:
   Commitments to extend credit                                         $22,973     $19,751
   Financial standby letters of credit                                      897         868
   Performance standby letters of credit                                    460         530
   Dealer floor plans                                                       327         437
   Loans for resale                                                         261          51

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

The Corporation granted commercial, consumer and residential loans to customers primarily within Pennsylvania. Of the total loan portfolio at September 30, 2007, 84.3% was for real estate loans, with significantly most being residential. It was the opinion of management that the high concentration did not pose an adverse credit risk. Further, it was management's opinion that the remainder of the loan portfolio was balanced and diversified to the extent necessary to avoid any significant concentration of credit.

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

The results of operations for the nine-month period ended September 30, 2007, are not necessarily indicative of the results to be expected for the full year.

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

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of CCFNB Bancorp, Inc.:

We have reviewed the accompanying consolidated balance sheet of CCFNB Bancorp, Inc. and Subsidiary as of September 30, 2007, and the related consolidated statements of income for the three and nine month periods ended September 30, 2007 and 2006 and the consolidated statements of cash flows for the nine-month periods ended September 30, 2007 and 2006. These consolidated interim financial statements are the responsibility of the management of CCFNB Bancorp, Inc. and Subsidiary.

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


/s/ J. H. Williams & Co., LLP

J.H. Williams & Co., LLP
Kingston, Pennsylvania
November 9, 2007

                               CCFNB Bancorp, Inc.
                                    Form 10-Q
                    For the Quarter Ended September 30, 2007

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Summary of Operations
(Dollars in Thousands, except for per share data)

                                           At and For the Nine
                                                  Months
                                           Ended September 30,                 At and For the Years Ended December 31,
                                         -----------------------   --------------------------------------------------------------
                                            2007         2006         2006         2005         2004         2003         2002
                                         ----------   ----------   ----------   ----------   ----------   ----------   ----------
Income and Expense:
   Interest income                       $   10,827   $    9,729   $   13,202   $   11,442   $   10,843   $   11,221   $   12,780
   Interest expense                           4,626        3,842        5,301        4,131        3,669        4,366        5,741
   Net interest income                        6,201        5,878        7,901        7,311        7,174        6,855        7,039
   Loan loss provision                           30          127          175           90          140          200          309
   Net interest income after loan loss
     provision                                6,171        5,751        7,726        7,221        7,034        6,655        6,730
   Non-interest income                        1,722        1,391        1,900        1,713        1,530        1,508        1,210
   Non-interest expense                       5,231        4,718        6,437        6,077        5,746        5,409        5,479
   Income before income taxes                 2,662        2,424        3,189        2,857        2,818        2,754        2,461
   Income taxes                                 675          590          777          631          601          591          539
   Net income                            $    1,987   $    1,834   $    2,412   $    2,226   $    2,217   $    2,163   $    1,922
Per Share: (1)
   Net income                            $     1.61   $     1.47   $     1.93   $     1.76   $     1.74   $     1.69   $     1.47
   Cash dividends paid                          .61          .58          .78          .74          .70          .66          .63
   Average shares outstanding             1,235,249    1,251,832    1,249,844    1,262,171    1,267,718    1,281,265    1,309,084
Average Balance Sheet:
   Loans                                 $  160,038   $  158,036   $  158,554   $  150,065   $  147,348   $  149,485   $  147,545
   Investments                               57,503       50,822       53,703       54,943       61,999       58,152       54,197
   Other earning assets                      14,362        7,470        7,621        7,503        5,705        8,036        5,309
   Total assets                             247,625      233,838      236,569      230,081      231,477      230,975      223,476
   Deposits                                 170,489      166,541      167,024      167,812      172,028      171,956      150,883
   Other interest-bearing liabilities        45,440       35,636       36,676       32,253       29,823       29,772       29,356
   Stockholders' equity                      30,658       29,458       29,672       28,789       28,136       27,223       26,615
Balance Sheet Data:
   Loans                                 $  161,476   $  160,294   $  160,641   $  154,271   $  149,900   $  147,631   $  151,338
   Investments                               62,159       51,276       53,486       53,919       61,834       62,775       53,528
   Other earning assets                      11,790        8,598       10,712        6,239        6,233        6,882       10,068
   Total assets                             254,202      236,457      241,920      231,218      235,377      232,914      229,032
   Deposits                                 172,556      164,813      169,285      164,847      172,487      171,786      172,127
   Other interest-bearing liabilities        48,504       40,154       40,607       35,910       30,080       32,325       28,621
   Stockholders' equity                      31,228       29,903       30,248       29,012       28,506       27,603       26,840
Ratios: (2)
   Return on average assets                    1.07%        1.05%        1.02%         .97%         .96%         .94%         .86%
   Return on average equity                    8.64%        8.30%        8.13%        7.73%        7.88%        7.95%        7.22%
   Dividend payout ratio                      37.80%       39.53%       40.39%       41.92%       40.19%       39.02%       42.86%
   Average equity to average assets
      ratio                                   12.38%       12.60%       12.54%       12.51%       12.17%       11.79%       11.77%

(1) Per share data has been calculated on the weighted average number of shares outstanding.

(2) The ratios for the nine month period ending September 30, 2007 and 2006 are annualized.

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

Earnings Summary

Net income for the nine months ended September 30, 2007 was $2.0 million or $1.61 per basic and diluted share. These results compare with net income of $1.8 million or $1.47 per basic and diluted share for the same period in 2006. Annualized return on average equity increased to 8.64 percent from 8.30 percent, while the annualized return on average assets increased to 1.07 percent from
1.05 percent, for the nine months ended September 30, 2007 and 2006 respectively.

Net interest income continues to be the largest source of our operating income. Net interest income on a tax equivalent basis increased 6.56 percent to $6.5 million at September 30, 2007 from $6.1 million at September 30, 2006. Overall, interest earning assets yielded 6.37 percent for the nine months ended September 30, 2007 compared to 6.17 percent yield for the nine months ended September 30, 2006. The tax equivalized net interest margin decreased to 3.71 percent for the nine months ended September 30, 2007 compared to 3.78 percent for the nine months ended September 30, 2006.

Average interest earning assets increased $15.6 million or 7.21 percent for the nine months ended September 30, 2007 over the same period in 2006 from $216.3 million at September 30, 2006 to $231.9 million at September 30, 2007. Average loans increased $2.0 million or 1.27 percent, from $158.0 million at September 30, 2006 to $160.0 million at September 30, 2007. Average investments increased $6.7 million or 13.2 percent from $50.8 million at September 30, 2006 to $57.5 million at September 30, 2007 and average federal funds sold and interest-bearing deposits with other financial institutions increased $6.9 million or 92.3 percent from $7.5 million at September 30, 2006 to $14.4 million at September 30, 2007.

Average interest bearing liabilities for the nine months ended September 30, 2007 were $197.6 million and for the nine month period ending September 30, 2006 they were $184.1 million, an increase of $13.5 million or 7.33 percent. Average short-term borrowings were $24.3 million at September 30, 2006 and $34.3 million at September 30, 2007. Long-term debt, which includes primarily FHLB advances, was $11.3 million at September 30, 2006 and $11.1 million at September 30, 2007. Average demand deposits increased $.4 million from $18.0 million at September 30, 2006 compared to $18.4 million at September 30, 2007.

The average interest rate for loans increased 40 basis points to 7.06 percent at September 30, 2007 compared to 6.66 percent at September 30, 2006. Interest-bearing deposits with other Financial Institutions and Federal Funds Sold rates increased 7 basis points to 5.09 percent at September 30, 2007 from
5.02 percent at September 30, 2006. Average rates on interest bearing deposits increased by 37 basis points from 2.27 percent to 2.64 percent in one year. Average interest rates also increased on total interest bearing liabilities by 34 basis points to 3.12 percent from 2.78 percent. The cost of long-term debt averaged 5.99 percent for the past several years which negatively impacted net interest margin. This high costing liability will remain due to the fact that the Federal Home Loan Bank has the option to reprice these loans at their discretion. Until interest rates would rise to make the current 5.99 percent average rate unattractive, this in all probability will not occur. We will continue to price deposits conservatively.

Net Interest Income

Net interest income increased from $5.9 million at September 30, 2006 to $6.2 million at September 30, 2007.

The following table reflects the components of net interest income for each of the nine months ended September 30, 2007 and 2006:

           ANALYSIS OF AVERAGE ASSETS, LIABILITIES AND CAPITAL EQUITY
                                       AND
                  NET INTEREST INCOME ON A TAX EQUIVALENT BASIS

AVERAGE BALANCE SHEET AND RATE ANALYSIS
(Dollars in Thousands)

                                                         Nine Months Ended September 30, 2007 and 2006
                                                 -------------------------------------------------------------
                                                            Interest   Average              Interest   Average
                                                  Average   Income /   Yield /    Average   Income /   Yield /
                                                  Balance    Expense     Rate     Balance    Expense     Rate
                                                 --------   --------   -------   --------   --------   -------
                                                    (1)        (2)                   (1)       (2)
ASSETS:
Interest-bearing deposits with other financial
   institutions                                  $  3,660        136    4.95%    $    676    $   26     5.13%
Investment securities (3)                          57,503      1,990    4.78%      50,822     1,542     4.34%
Federal funds sold                                 10,702        412    5.13%       6,794       255     5.00%
Loans                                             160,038      8,289    7.06%     158,036     7,897     6.66%
                                                 --------    -------             --------    ------
Total interest earning assets                    $231,903    $10,827    6.37%    $216,328    $9,720     6.17%
                                                 --------    -------             --------    ------
Reserve for loan losses                            (1,467)                         (1,478)
Cash and due from banks                             4,855                           4,240
Other assets                                       12,334                          14,748
                                                 --------                        --------
Total assets                                     $247,625                        $233,838
                                                 --------                        --------
LIABILITIES AND CAPITAL:
Interest bearing deposits                        $152,137    $ 3,016    2.64%    $148,504    $2,525     2.27%
Short-term borrowings                              34,302      1,108    4.31%      24,331       810     4.44%
Long-term borrowings                               11,138        502    6.01%      11,305       507     5.98%
                                                 --------    -------             --------    ------
Total interest-bearing liabilities               $197,577    $ 4,626    3.12%    $184,140    $3,842     2.78%
                                                 --------    -------             --------    ------
Demand deposits                                  $ 18,352                        $ 18,037
Other liabilities                                   1,038                           2,203
Stockholders' equity                               30,658                          29,458
                                                 --------                        --------
Total liabilities and capital                    $247,625                        $233,838
                                                 --------                        --------
NET INTEREST INCOME /
   NET INTEREST MARGIN (4)                                   $ 6,201    3.57%                $5,878     3.62%
TAX EQUIVALENT NET INTEREST INCOME /
   NET INTEREST MARGIN (5)                                   $ 6,461    3.71%                $6,134     3.78%

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

             CHANGE IN NET INTEREST INCOME ON A TAX EQUIVALENT BASIS

                                             Nine Months Ended September 30, 2007
                                                      Compared with 2006
                                                    Increase (Decrease) (2)
                                             ------------------------------------
                                                   Volume   Rate    Total
                                                   ------   ----   ------
                                                       (In thousands)
Interest income:
   Loans (1)                                        $133    $632   $  765
   Investments (1)                                   290     224      514
   Federal funds sold and other short-term
      investments                                    346       5      351
                                                    ----    ----   ------
                                                     769     861    1,630
Total Interest Income:
Interest expense:
   Deposits                                           82     549      631
   Short-term borrowings                             443     (32)     411
   Long term debt                                    (10)      3       (7)
                                                    ----    ----   ------
Total Interest Expense:                              515     520    1,035
Net Interest Income:                                $254    $341   $  595
                                                    ----    ----   ------

(1) Interest income is adjusted to a tax equivalent basis using a 34 percent tax rate.

(2) Variances resulting from a combination of changes in volume and rates are allocated to the categories in proportion to the absolute dollar amounts of the change in each category

The outstanding balance of loans at September 30, 2007 was $161.5 million and December 31, 2006 was $160.6 million.

Income from investment securities increased to $2.0 million at September 30, 2007 compared to $1.5 million at September 30, 2006. The average balance of investment securities for the nine months ended September 30, 2007 was $57.5 million compared to $50.8 million at September 30, 2006.

Total interest expense increased $.8 million or 21.05 percent for the first nine months of 2007 as compared to the first nine months of 2006.

NON-INTEREST INCOME

The following table presents the components of non-interest income for the nine months ended September 30, 2007 and 2006:

                                      Nine Months Ended
                                        September 30,
                                   (Dollars in thousands)
                                   ----------------------
                                       2007     2006
                                      ------   ------
Service charges and fees              $  680   $  618
Gain on sale of loans                    124       32
Bank-owned life insurance income         217      194
Investment center                        339      163
Trust department                         132      114
Other                                    230      270
                                      ------   ------
   Total                              $1,722   $1,391
                                      ------   ------

Non-interest income continues to represent a considerable source of our income. We are committed to increasing non-interest income. Increases will be from our existing sources of non-interest income and any new opportunities that may develop. For the nine months ended September 30, 2007 and September 30, 2006 total non-interest income increased $331 thousand from $1,391 thousand at September 30, 2006 to $1,722 thousand at September 30, 2007.

Service charges and fees increased $62 thousand from $618 thousand at September 30, 2006 to $680 thousand or 10.03 percent at September 30, 2007 The largest increase was in the fees for non-sufficient funds on checking accounts.

Sales of fixed rate mortgages through the Mortgage Partnership Finance ( MPF) and PHFA programs reflected an increase at September 30, 2007 to $124 thousand compared to $32 thousand at September 30, 2006. The MPF loans are being serviced by the bank and the bank retains minimal credit risk.

Third party brokerage fees increased dramatically from $163 thousand at September 30, 2006 to $339 thousand at September 30, 2007. The bank has added another broker to its financial services department which should help continue success in the future.

Other income decreased from $270 thousand at September 30, 2006 to $230 thousand at September 30, 2007.

NON-INTEREST EXPENSE

The following table presents the components of non-interest expense for the nine months ended September 30, 2007 and 2006:

                                       Nine Months Ended
                                         September 30,
                                       -----------------
                                         2007     2006
                                        ------   ------
                                          (Dollars in
                                           Thousands)
Salaries                                $2,224   $1,914
Pensions and other employee benefits       660      612
Occupancy expense-net                      369      339
Equipment                                  363      364
State shares tax                           236      228
Professional services                      213      158
Director's fees                            139      125
Stationery and supplies                    127      103
Other                                      900      875
                                        ------   ------
   Total                                $5,231   $4,718
                                        ------   ------

Non-interest expense increased from $4.7 million at September 30, 2006 to $5.2 million at September 30, 2007, an increase of 10.64 percent.

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

Salaries increased 15.79 percent from $1.9 million at September 30, 2006 to $2.2 million at September 30, 2007. Additionally, employee benefits increased 7.84 percent from $612 thousand at September 30, 2006 to $660 thousand at September 30, 2007. Overall, these increases were attributable to the addition of new personnel to increase business development and annual increases in salaries and cost of benefits. Specifically, commissions payable for brokerage sales amounted to $168.3 thousand in 2007 and $48.9 thousand in 2006.

Occupancy expense increased 8.85 percent from $339 thousand at September 30, 2006 to $369 thousand at September 30, 2007. This increase is attributable to general increases in the cost of utilities.

Pennsylvania Bank Shares Tax increased 3.51 percent from $228 thousand at September 30, 2006 to $236 thousand at September 30, 2007.

Professional services increased 34.81 percent from $158 thousand at September 30, 2006 to $213 thousand at September 30, 2007. This increase is a result of SOX 404 which is legislation requiring non-accelerated Securities and Exchange Commission filers, such as ourselves, to attest to review of internal controls at year end 2007. This requires documentation and testing beyond the normal internal audit function.

Director's fees increased 11.20 percent from $125 thousand through September 30, 2006 compared to $139 thousand through September 30, 2007.

Stationery and supplies increased $24 thousand in comparing September 30, 2006 at $103 thousand and September 30, 2007 at $127 thousand, a 23.30 percent increase. Documents were updated and replaced as many electronic enhancements were introduced to our data processing routines, causing many forms to become obsolete; another branch has been added and additional marketing supplies were utilized for several areas of the bank.

Other expenses increased $25 thousand from $875 thousand at September 30, 2006 to $900 thousand at September 30, 2007, a 2.86 percent increase.

Income Taxes

Income tax expense as a percentage of pre-tax income was 25.36 percent for the nine months ended September 30, 2007 compared with 24.34 percent for the same period in 2006.

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

Liquidity

Liquidity measures the ability to satisfy current and future cash flow needs as they become due. Maintaining a level of liquid funds through asset / liability management seeks to ensure that these needs are met at a reasonable cost. As of September 30, 2007, we had $62.2 million of securities available for sale recorded at their fair value, compared with $53.5 million at December 31, 2006. As of September 30, 2007, the investment securities available for sale had a net unrealized gain of $33 thousand, net of deferred taxes, compared with a net unrealized loss of $30 thousand, net of deferred taxes, at December 31, 2006. These securities are not considered trading account securities, which may be sold on a continuous basis, but rather are securities which the Corporation has the ability and positive intent to hold the securities to maturity and are classified as available-for-sale.

In accordance with disclosures required by EITF NO. 03-1, the summary below reflects the gross unrealized losses and fair value, aggregated by investment category that individual securities have been in a continuous unrealized loss position for less than or more than 12 months as of September 30, 2007:

                                       Less than 12 months        12 months or more              Total
                                     -----------------------   -----------------------   -----------------------
Description of Security                           Unrealized                Unrealized                Unrealized
(Dollars in thousands)               Fair Value      Loss      Fair Value      Loss      Fair Value      Loss
-----------------------              ----------   ----------   ----------   ----------   ----------   ----------
Obligations of U.S. Government
Corporations and Agencies:
   Mortgage backed                     $3,999         $18        $ 8,259       $123        $12,258       $141
   Other                                    0           0          4,471         27          4,471         27
Obligations of State and Political
   Subdivisions                           570           6              0          0            570          6
Marketable Equity Securities              453          44            141         46            594         90
                                       ------         ---        -------       ----        -------       ----
Total                                  $5,022         $68        $12,871       $196        $17,893       $264
                                       ======         ===        =======       ====        =======       ====

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

Non-Performing Assets

Shown below is a summary of past due and non-accrual loans:

                             September   December
                              30, 2007    31,2006
Past due and non-accrual:   (Dollars in Thousands)
-------------------------    ---------   --------
   Days 30 - 89                $1,562      $638
   Days 90 plus                   180        67
   Non-accrual                     37        91
                               ------      ----
Total                          $1,779      $796

Past due and non-accrual loans increased 123.49 percent from $796 thousand at December 31, 2006 to $1,779 thousand at September 2007. The non-performing assets expressed as a ratio to total loans was .13 percent at September 30, 2007 and .11 percent at December 31, 2006. Non-performing loans are comprised of loans which are on a non-accrual basis, accruing loans that are 90 days or more past due, and restructured loans. Non-performing assets are comprised of non-performing loans and foreclosed real estate (assets acquired in foreclosure), if applicable.

The provision for loan losses for the first nine months of 2007 was $30 thousand compared to the first nine months of 2006 at $127 thousand. Management is diligent in its efforts to maintain low delinquencies and continues to monitor and review current loans to foresee future delinquency occurrences and react to them quickly.

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

The following analysis provides a schedule of loan maturities / interest rate sensitivities. This schedule presents a repricing and maturity analysis as required by the FFIEC:


MATURITY AND REPRICING DATA FOR LOANS AND LEASES                                   September 30, 2007
                                                                                ----------------------
                                                                                (Dollars in thousands)
      (1) Three months or less                                                         $  2,537
      (2) Over three months through 12 months                                            13,013
      (3) Over one year through three years                                              28,228
      (4) Over three years through five years                                             6,218
      (5) Over five years through 15 years                                               17,843
      (6) Over 15 years                                                                     254

All loans and leases other than closed-end loans secured by first liens on 1-4 family residential properties with a remaining maturity or repricing frequency of:

      (1) Three months or less                                                           16,062
      (2) Over three months through 12 months                                            14,468
      (3) Over one year through three years                                              30,880
      (4) Over three years through five years                                            10,185
      (5) Over five years through 15 years                                               21,513
      (6) Over 15 years                                                                     264
                                                                                       --------
                  Sub-total                                                             161,465

Add:  Non-accrual loans not included above                                                   37
Less: Unearned income                                                                       (26)
                                                                                       --------
                  Total Loans and Leases                                               $161,476
                                                                                       --------

Allowance for Loan Losses

Because our loan portfolio contain a significant number of commercial loans with relatively large balances, the deterioration of one or several of these loans may result in a possible significant increase in loss of interest income, higher carrying costs, and an increase in the provision for loan losses and loan charge-offs.

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

The following table presents a summary of CCFNB's loan loss experience as of the dates indicated:

                                            For the Nine Months
                                            Ended September 30,
                                          (Dollars in thousands)
                                          ----------------------
                                              2007       2006
                                            --------   --------
Average loans outstanding:                  $160,038   $158,036
                                            --------   --------
Total loans at end of period                 161,476    160,294
                                            --------   --------

Balance at beginning of period              $  1,456     $1,552
   Total charge-offs                             (59)      (216)
   Total recoveries                               33         25
                                            --------   --------
   Net charge-offs                               (26)      (191)
   Provision for loan losses                      30        127
                                            --------   --------
 Balance at end of period                   $  1,460   $  1,488
                                            --------   --------

Net charge-offs as a percent of average
   loans outstanding during period               .02%       .12%
Allowance for loan losses as a
   percent of total loans                        .90%       .93%

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

We exceed all minimum capital requirements as reflected in the following table:

                                                     September 30, 2007      December 31, 2006
                                                   ---------------------   ---------------------
                                                                 Minimum                 Minimum
                                                   Calculated   Standard   Calculated   Standard
                                                     Ratios      Ratios      Ratios      Ratios
                                                   ----------   --------   ----------   --------
Risk Based Ratios:
Tier I Capital to risk-weighted assets               19.42%       4.00%      19.25%       4.00%
Total Qualifying Capital to risk-weighted assets     20.35%       8.00%      20.29%       8.00%

Additionally, certain other ratios also provide capital analysis as follows:

                                    September 30,   December 31,
                                        2007            2006
                                   --------------   ------------
Tier I Capital to average assets       12.61%          12.71%

We believe that the bank's current capital position and liquidity positions are strong and that its capital position is adequate to support its operations.

Book value per share amounted to $25.38 at September 30, 2007, compared with $24.36 per share at December 31, 2006.

Cash dividends declared amounted to $.61 per share for the nine months ended September 30, 2007, equivalent to a dividend payout ratio of 37.80 percent, compared with 39.53 percent for the same period in 2006. Our Board of Directors continues to believe that cash dividends are an important component of shareholder value and that, at the bank's current level of performance and capital; we expect to continue our current dividend policy of a quarterly cash distribution of earnings to our shareholders.

The following table presents information on the shares of our common stock that we repurchased during the third quarter of 2007:

                               CCFNB BANCORP, INC.
                      ISSUER PURCHASES OF EQUITY SECURITIES

                                                                  NUMBER OF SHARES
                                                                PURCHASED AS PART OF   NUMBER OF SHARES THAT
                      NUMBER OF SHARES                           PUBLICLY ANNOUNCED    MAY YET BE PURCHASED
      PERIOD              PURCHASED      PRICE PAID PER SHARE        PROGRAM (1)        UNDER THE PROGRAM
      ------          ----------------   --------------------   --------------------   ---------------------
07/01/07 - 07/31/07         2,000               $27.00                  2,000                  26,000
08/01/07 - 08/31/07         2,000               $26.00                  2,000                  24,000
09/01/07 - 09/30/07         2,000               $27.50                  2,000                  22,000
                            -----                                       -----
       TOTAL                6,000                                       6,000

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

     The CEO and PFO have evaluated the changes to our internal controls over financial reporting that occurred during our fiscal Quarter Ended September 30, 2007, as required by paragraph (d) Rules 13a - 15 and 15d - 15 under the Securities Exchange Act of 1934, as amended, and have concluded that there were no changes that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 3. Defaults Upon Senior Securities - Nothing to report.

Item 4. Submission of Matters to a Vote of Security Holders - Nothing to report.

Item 5. Other Information - Nothing to report.

Item 6. Exhibits and Reports on Form 8-K - Nothing to report.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report on Form 10-Q for the period ended September 30, 2007, to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CCFNB BANCORP, INC.
                                        (Registrant)


                                        By /s/ Lance O. Diehl
                                           -------------------------------------
                                           Lance O. Diehl
                                           President and CEO

                                        Date: November 13, 2007


                                        By /s/ Virginia D. Kocher
                                           -------------------------------------
                                           Virginia D. Kocher
                                           Treasurer

                                        Date: November 13, 2007