Form 10-K
period 2007-12-31
CCFNB BANCORP INC
filed 2008-02-28
CIK 731122

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year-ended December 31, 2007

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ]
   (Do not check if a smaller reporting company) Smaller reporting company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes [ ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant based on the average of the bid and asked prices of $24.81 at June 30, 2007, was $30,612,663.

As of February 25, 2008, the Registrant had outstanding 1,227,142 shares of its common stock, par value $1.25 per share.

                               CCFNB BANCORP, INC.
                                    FORM 10-K

                                      INDEX

                                                                                     PAGE
                                                                                   --------
SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS...............................       3
ITEM 1.    BUSINESS.............................................................       3
ITEM 1A.   RISK FACTORS.........................................................      11
ITEM 2.    PROPERTIES...........................................................      14
ITEM 3.    LEGAL PROCEEDINGS....................................................      14
ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED
           STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES........      14
ITEM 6.    SELECTED FINANCIAL DATA..............................................      16
ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS................................................      17
ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...........      27
ITEM 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.............      28
ITEM 9A.   CONTROLS AND PROCEDURES..............................................      53
ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...................      55
ITEM 11.   EXECUTIVE COMPENSATION...............................................      58
ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
           RELATED STOCKHOLDER MATTERS..........................................      64
ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................      64
ITEM 14.   ACCOUNTANT FEES AND SERVICES.........................................      65
ITEM 15.   EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES............................      66
SIGNATURES......................................................................      68
INDEX TO EXHIBITS...............................................................      70

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

ITEM 1. BUSINESS

GENERAL

            We are a registered financial holding company, bank holding company, and Pennsylvania business corporation, and are headquartered in Bloomsburg, Pennsylvania. We have one wholly-owned subsidiary which is Columbia County Farmers National Bank or referred to as the Bank. A substantial part of our business consists of the management and supervision of the Bank. Our principal source of income is dividends paid by the Bank. At December 31, 2007, we had approximately:

            -     $245 million in total assets;

            -     $161 million in loans;

            -     $171 million in deposits; and

            -     $32 million in stockholders' equity.

            The Bank is a national banking association and member of the Federal Reserve System whose deposits are insured by the Bank Insurance Fund of the FDIC. The Bank is a full-service commercial bank providing a range of services and products, including time and demand deposit accounts, consumer, commercial and mortgage loans to individuals and small to medium-sized businesses in its Northcentral Pennsylvania market area. The Bank also operates a full-service trust department. Third-party brokerage services are also resident in the Bank's office in Lightstreet, Pennsylvania. At December 31, 2007, the Bank had 8 branch banking offices which are located in the Pennsylvania county of Columbia.

            We consider our branch banking offices to be a single operating segment, because these branches have similar:

            -     economic characteristics,

            -     products and services,

            -     operating processes,

            -     delivery systems,

            -     customer bases, and

            -     regulatory oversight.

            We have not operated any other reportable operating segments in the 3-year period ended December 31, 2007. We have combined financial information for our third-party brokerage operation with our financial information, because this company does not meet the quantitative threshold for a reporting operating segment.

            We hold a 50 percent interest in a local insurance agency. The name of this agency is Neighborhood Group, Inc. and trades under the fictitious name of Neighborhood Advisors (insurance agency). Through this joint venture, we sell insurance products and services. We account for this local insurance agency using the equity method of accounting.

            As of December 31, 2007, we had 95 employees on a full-time equivalent basis. The Company and the Bank are not parties to any collective bargaining agreement and employee relations are considered to be good.

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

INTERCOMPANY TRANSACTIONS

            Various governmental requirements, including Sections 23A and 23B of the Federal Reserve Act and Regulation W of the Federal Reserve Board, limit borrowings by us from the Bank and also limit various other transactions between us and the Bank. For example, Section 23A of the Federal Reserve Act limits to no more than ten percent of its total capital the aggregate outstanding amount of the Bank's loans and other "covered transactions" with any particular non-bank affiliate (including a financial subsidiary) and limits to no more than 20 percent of its total capital the aggregate outstanding amount of the Bank's covered transactions with all of its affiliates (including financial subsidiaries). At December 31, 2007, approximately $6.0 million was available for loans to us from the Bank. Section 23A of the Federal Reserve Act also generally requires that the Bank's loans to its non-bank affiliates (including financial subsidiaries) be secured, and Section 23B of the Federal Reserve Act generally requires that the Bank's transactions with its non-bank affiliates (including financial subsidiaries) be on arm's-length terms. Also, we, the Bank, and any financial subsidiary are prohibited from engaging in certain "tie-in" arrangements in connection with extensions of credit or provision of property or services.

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

ALLOWANCE FOR LOAN LOSSES

            Commercial loans and commercial real estate loans comprised 37.9 percent of our total consolidated loans as of December 31, 2007. Commercial loans are typically larger than residential real estate loans and consumer loans. Because our loan portfolio contains a significant number of commercial loans and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans may cause a significant increase in nonperforming loans. An increase in nonperforming loans could result in a loss of earnings from these loans and an increase in the provision for loan losses and loan charge-offs.

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

DEPOSITS. We offer a variety of deposit accounts with a range of interest rates and terms. We currently offer savings accounts, NOW accounts, money market accounts, demand deposit accounts and certificates of deposit. The flow of deposits is influenced significantly by general economic conditions, changes in prevailing interest rates, pricing of deposits and competition. Our deposits are primarily obtained from areas surrounding our banking offices. We rely primarily on marketing, new products, service and long-standing relationships with customers to attract and retain these deposits. At December 31, 2007, our deposits totaled $171 million. Of the total deposit balance, $9 million or 5.26 percent represent Individual Retirement Accounts and $30 million or 17.54 percent represent certificates of deposit in amounts of $100,000 or more.

            When we determine the levels of our deposit rates, consideration is given to local competition, yields of U.S. Treasury securities and the rates charged for other sources of funds. We have maintained a high level of core deposits, which has contributed to our low cost of funds. Core deposits include savings, money market, NOW and demand deposit accounts, which, in the aggregate, represented 48.5 percent of total deposits at December 31, 2006 and 46.26 percent of total deposits at December 31, 2007.

            We are not dependent for deposits nor exposed by loan concentrations to a single customer, or to a small group of customers of which the loss of any one or more of which would have a materially adverse effect on our financial condition.

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

            We, like other bank holding companies, are required to maintain Tier 1 and "Total Capital" (the sum of Tier 1 and Tier 2 capital, less certain deductions) equal to at least four percent and eight percent of our total risk-weighted assets (including certain off-balance sheet items, such as unused lending commitments and standby letters of credit), respectively. At December 31, 2007, we met both requirements, with Tier 1 and Total Capital equal to 18.10 percent and 18.93 percent of total risk-weighted assets.

            The Federal Reserve Board has adopted rules to incorporate market and interest rate risk components into their risk-based capital standards. Under these market-risk requirements, capital will be allocated to support the amount of market risk related to a financial institution's ongoing trading activities.

            The Federal Reserve Board also requires bank holding companies to maintain a minimum "Leverage Ratio" (Tier 1 capital to adjusted total assets) of three percent if the bank holding company has the highest regulatory rating and meets certain other requirements, or of three percent plus an additional cushion of at least one to two percentage points if the bank holding company does not meet these requirements. At December 31, 2007, our leverage ratio was 12.71 percent.

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

            The Bank is subject to similar risk-based capital and leverage requirements adopted by the Comptroller of the Currency. The Bank was in compliance with the applicable minimum capital requirements as of December 31, 2007. The Comptroller of the Currency has not advised the Bank of any specific minimum leverage ratio applicable to the Bank.

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

            Rules adopted by the Comptroller of the Currency under FDICIA provide that a national bank is deemed to be well capitalized if the bank has a total risk-based capital ratio of ten percent or greater, a Tier 1 risk-based capital ratio of six percent or greater, and a leverage ratio of five percent or greater and the institution is not subject to a written agreement, order, capital directive, or prompt corrective action directive to meet and maintain a specific level of any capital measure. As of December 31, 2007, the Bank was well-capitalized, based on the prompt corrective action ratios and guidelines described above. It should be noted, however, that a bank's capital category is determined solely for the purpose of applying the Comptroller of the Currency's prompt corrective action regulations, and that the capital category may not constitute an accurate representation of the bank's overall financial condition or prospects.

BROKERED DEPOSITS

            Under FDIC regulations, no FDIC-insured bank can accept brokered deposits unless it (1) is well capitalized, or (2) is adequately capitalized and receives a waiver from the FDIC. In addition, these regulations prohibit any bank that is not well capitalized from paying an interest rate on brokered deposits in excess of three-quarters of one percentage point over certain prevailing market rates. As of December 31, 2007, the Bank held no brokered deposits.

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

            At December 31, 2007, approximately $2,067,807 was available for payment of dividends to us.

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

            Under the Reform Act, the Bank is a member of the DIF and received a one-time assessment credit of $182,912 in 2007 which offset the cost of higher deposit insurance premiums. At year end 2007 the remaining credit available to us was $117,437. We do not anticipate that these higher FDIC deposit insurance premiums will have a material adverse effect on our net income for 2008.

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

FINANCIAL SERVICES MODERNIZATION

            We must comply with the Gramm-Leach-Bliley Act of 1999 (the "GLB Act") in the conduct of our operations. The GLB Act eliminates the restrictions placed on the activities of banks and bank holding companies and creates two new structures, financial holding companies and financial subsidiaries. We and the Bank are now allowed to provide a wider array of financial services and products that were reserved only for insurance companies and securities firms. In addition, we can now affiliate with an insurance company and a securities firm. We have elected to become a financial holding company. A financial holding company has authority to engage in activities referred to as "financial activities" that are not permitted to bank holding companies. A financial holding company may also affiliate with companies that are engaged in financial activities. A "financial activity" is an activity that does not pose a safety and soundness risk and is financial in nature, incidental to an activity that is financial in nature, or complimentary to a financial activity.

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

THE USA PATRIOT ACT

            The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism ("USA PATRIOT") Act of 2001 was enacted by Congress as a result of the terrorist attack on the World Trade Center on September 11, 2001. The Congress is deliberating on amendments to the USA Patriot Act. None of these proposed amendments would have a substantial effect on our banking operations. Under the USA PATRIOT Act, financial institutions are subject to prohibitions against specified financial transactions and account relationships, as well as enhanced due diligence and "know your customer" standards in their dealings with foreign financial institutions and foreign customers.

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

            The Bank must also comply with a Pennsylvania law, Act 55 of 2001, the Mortgage Bankers and Brokers and Consumer Equity Protection Act. This Act addresses what is known as "predatory lending," among other things, and is applicable to the Bank's closed-end home equity mortgage loans, involving property located in Pennsylvania, in an amount less than $100.0 thousand made at a "high cost," which is generally the rate and point triggers in the HOEPA. Those HOEPA triggers are:

            - An annual percentage rate exceeding 8.00 percentage points above comparable term U.S. Treasury securities for first-lien mortgages and 10 percent for subordinate-lien mortgages; and/or

            - Total points and fees payable by the consumer at or before closing that exceed the greater of 8.0 percent of the total loan amount or $561. The $561 is adjusted annually by the annual percentage change in the Consumer Price Index.

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

            As a result of SOX, the costs to enhance our corporate governance regime and financial reporting controls and procedures, were approximately $33,000 in 2005 paid to an outside consultant. In addition to these third party costs, an extensive amount of personnel time was applied to management of the project. There were no costs associated with SOX in 2006; however management time was applied to the project. In 2007 internal control over financial reporting was required to be tested. Cost of third party documenting and testing for SOX 404 requirement was $59,000.

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

            We own all of the banking centers except Buckhorn, which we lease. The Buckhorn banking center is under a five year lease, begun in 2003, with two 5 year options with Wal-Mart. During 2007 we purchased the former Long John Silver's restaurant building in Scott Township for future expansion. This building and the remaining banking centers are described as follows:

                                Approximate
         Location              Square Footage                 Use
---------------------------   ---------------   ----------------------------
Orangeville, PA                    2,259        Banking Services
Benton, PA                         4,672        Banking Services
South Centre, PA                   3,868        Banking Services
Scott Township, PA                16,500        Banking Services,
                                                Corporate, Credit, Financial
                                                Planning, Marketing and
                                                Operations
Scott Township, PA                 2,500        Future Expansion
Formerly Long John Silver's
Millville, PA                      2,520        Banking Services
Buckhorn, PA                         693        Banking Services
                                                (In Wal-Mart Supercenter)
Berwick, PA                        2,240        Banking Services

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

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

            We had xxx stockholders of record not including individual participants in security position listings and 1,227,142 shares of common stock, par value of $1.25 per share, the only authorized class of common stock, outstanding as of February 25, 2008. Our common stock trades under the symbol "CCFN." As of February 25, 2008, 5 firms were identified on the interdealer electronic bulletin board system as market makers in our common stock. The following information is reported by one of our market makers: Ferris, Baker Watts, Inc., Baltimore, MD. These quotations represent prices between buyers and sellers and do not include retail mark, markdown or commission. They may not necessarily represent actual transactions. The high and low closing sale prices and dividends per share of our common stock for the four quarters of 2007 and 2006 are summarized in the following table.

                                       Dividends
2007:            High ($)   Low ($)   Declared ($)
--------------   --------   -------   ------------
First quarter     29.00      27.55        .20
Second quarter    27.70      26.70        .20
Third quarter     27.08      26.63        .21
Fourth quarter    25.95      25.35        .21

                                       Dividends
2006:            High ($)   Low ($)   Declared ($)
--------------   --------   -------   ------------
First quarter     28.08      27.23        .19
Second quarter    28.05      27.63        .19
Third quarter     28.53      27.63        .20
Fourth quarter    29.30      28.33        .20

            We have paid cash dividends since 1983. It is our present intention to continue the dividend payment policy, although the payment of future dividends must necessarily depend upon earnings, financial position, appropriate restrictions under applicable law and other factors relevant at the time the Board of Directors considers any declaration of dividends.

            The following table presents information on the shares of our common stock that we repurchased during the fourth quarter of 2007:

                               CCFNB BANCORP, INC.
                     ISSUER PURCHASES OF EQUITY SECURITIES

                                             NUMBER OF    NUMBER OF
                                               SHARES       SHARES
                                    AVG      PURCHASED     THAT MAY
                                   PRICE     AS PART OF     YET BE
                       NUMBER OF    PAID      PUBLICLY    PURCHASED
                        SHARES      PER      ANNOUNCED    UNDER THE
       MONTH           PURCHASED   SHARE      PROGRAM      PROGRAM
------------------    ----------   ------   ----------   -----------
10/01/07 - 10/31/07     2,000      $27.25      2,000        20,000
11/01/07 - 11/30/07     2,000      $26.00      2,000        18,000
12/01/07 - 12/31/07     2,000      $26.00       2000        16,000
                      -------               --------
     TOTAL              6,000                  6,000

ITEM 6. SELECTED FINANCIAL DATA

                              CCFNB BANCORP, INC.
                     SELECTED CONSOLIDATED FINANCIAL SUMMARY
                               AS OF DECEMBER 31,

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA AND RATIOS)

                                                        2007           2006            2005            2004              2003
                                                   -------------   -------------   -------------   -------------     -------------
INCOME  STATEMENT DATA:

Total interest income ...........................  $      14,483   $      13,202   $      11,442   $      10,843     $      11,221
Total interest expense ..........................          6,185           5,301           4,131           3,669             4,366
                                                   -------------   -------------   -------------   -------------     -------------
Net interest income .............................          8,298           7,901           7,311           7,174             6,855
Provision for possible loan losses ..............             30             175              90             140               200
Other operating income ..........................          2,305           1,900           1,713           1,530             1,508
Other operating expenses ........................          7,038           6,437           6,077           5,746             5,409
Federal income taxes ............................            888             777             631             601               591
                                                   -------------   -------------   -------------   -------------     -------------
Net income ......................................  $       2,647   $       2,412   $       2,226   $       2,217     $       2,163

PER SHARE DATA:
Earnings per share (1) ..........................  $        2.15   $        1.93   $        1.76   $        1.74     $        1.69
Cash dividends declared per share ...............           0.82            0.78            0.74            0.70              0.66
Book value per share ............................          25.79           24.36           23.06           22.49             21.63
Average annual shares outstanding ...............      1,233,339       1,249,844       1,262,171       1,274,034         1,281,265

BALANCE SHEET DATA:
Total assets ....................................  $     245,324   $     241,920   $     231,218   $     235,377     $     232,914
Total loans .....................................        161,460         160,641         154,271         149,900           147,631
Total securities ................................         57,686          53,486          53,919          61,834            62,775
Total deposits ..................................        170,938         169,285         164,847         172,487           171,786
FHLB advances - long - term .....................         11,137          11,297          11,311          11,323            11,335
Total stockholders' equity ......................         31,627          30,249          29,012          28,506            27,603

PERFORMANCE RATIOS:
Return on average assets ........................           1.07%           1.02%           0.97%           0.96%             0.94%
Return on average stockholders' equity ..........           8.54%           8.13%           7.73%           7.88%             7.95%
Net interest margin (2) .........................           3.74%           3.74%           3.65%           3.54%             3.38%
Total non-interest expense as a percentage of
average assets ..................................           2.83%           2.72%           2.64%           2.45%             2.34%

ASSET QUALITY RATIOS:
Allowance for possible loan losses as a
percentage of loans, net .........................           0.90%           0.91%           1.02%           0.93%             0.96%
Allowance for possible loan losses as a
percentage of non-performing loans (3) ..........         1026.43%         921.52%         185.54%         110.37%            52.29%
Non-performing loans as a percentage of total
loans, net (3) ..................................           0.09%           0.10%           0.55%           0.85%             1.85%
Non-performing assets as a percentage of total              0.06%           0.07%           0.36%           0.54%             1.16%
assets (3).......................................
Net charge-offs as a percentage of average net             (0.03)%         (0.17)%          0.05%          (0.11)%           (0.06)%
loans (4)........................................

LIQUIDITY AND CAPITAL RATIOS:
Equity to assets ................................          12.89%          12.50%          12.55%          12.11%            11.85%
Tier 1 capital to risk-weighted assets (5) ......          18.10%          19.25%          19.24%          19.27%            18.82%
Leverage ratios (5)(6) ..........................          12.71%          12.71%          12.74%          12.17%            11.79%
Total capital to risk-weighted assets (5) .......          18.93%          20.29%          20.32%          20.31%            19.88%
Dividend payout ratio ...........................          38.15%          40.39%          41.92%          40.19%            39.02%

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

                              RESULTS OF OPERATIONS

      Our net income increased by 9.74 percent from $2,412,000 in 2006 to $2,647,000 in 2007. Earnings per share increased by 11.14 percent from $1.93 in 2006 to $2.15 in 2007. Our return on average assets (ROAA) increased to 1.07 percent in 2007, compared to 1.02 percent in 2006. Our return on average equity
(ROAE) increased to 8.54 percent in 2007, compared to 7.97 percent in 2006.

      Loans increased by 0.51 percent in 2007 to $161,460,000 from $160,641,000 in 2006. This increase was mainly in the tax exempt area.

      We instituted, in 1995, a dividend reinvestment plan and an employee stock purchase plan. Moreover, in 1999, we commenced a strategy to purchase and cancel up to 10 percent of our outstanding shares of common stock through open market purchases. In 2003, we again filed with the SEC to purchase up to 100,000 shares of our outstanding shares. These repurchase programs resulted in the purchase and cancellation of the following numbers of shares of our common stock for the years indicated: 24,000 shares (2007); 24,000 shares (2006); and 18,000 shares
(2005). The net effect of the stock plans and the repurchase program resulted in weighted average shares of common stock outstanding as follows: 1,233,339
(2007); 1,249,844 (2006); and 1,262,171 (2005).

      Tax-equivalent net interest income increased 4.82 percent to $8.7 million in 2007 from $8.3 million in 2006. Average earning assets were $231.7 million in 2007 and $220.6 million in 2006. Net interest income increased 5.06 percent from $7.9 million in 2006 to $8.3 million in 2007. This increase in net interest income is a result of the pricing and mix of our loans and deposits.

                          TABLE OF NON-INTEREST INCOME
                             (Dollars in Thousands)

                                                                        Years Ended December 31,
                                                                        ------------------------
                                                                         2007     2006     2005
                                                                        ------   ------   ------
Service charges and fees                                                $  942   $  846   $  828
Gain on sale of loans                                                      182       45       40
Bank-owned life insurance income                                           285      253      247
Trust department income                                                    196      191      157
Investment center income                                                   399      219      118
Investment securities gains - net                                            0        0       34
Other                                                                      301      346      289
                                                                        ------   ------   ------
Total non-interest income                                               $2,305   $1,900   $1,713
                                                                        ------   ------   ------

      Total non-interest income increased 21.32 percent during 2007 from $1,900,000 in 2006 to $2,305,000 in 2007. Service fees and charges increased from $846,000 in 2006 to $942,000 in 2007 or 11.35 percent. "Overdraft
Privilege" was instrumental in this increase. Gain on sale of loans increased 304.44% from $45,000 in 2006 to $182,000 in 2007. Management and employees participated in an incentive program to market these fixed rate loans and the program was very successful. Investment center income showed a dramatic 82.19% increase from $219,000 in 2006 to $399,000 in 2007. The bank has added another broker to its financial services department which should help continue success in the future. Other income decreased $45,000 from $346,000 in 2006 to $301,000 in 2007.

                       TABLE OF OTHER NON-INTEREST EXPENSE
                             (Dollars in Thousands)

                                                           Years Ended December 31,
                                                      ---------------------------------
                                                         2007        2006        2005
                                                      ---------   ---------   ---------
Salaries                                              $   3,001   $   2,615   $   2,324
Employee benefits                                           896         837         791
Occupancy, net                                              491         458         457
Equipment                                                   485         494         518
State shares tax                                            313         304         282
Professional services                                       315         229         259
Directors' fees                                             188         171         190
Stationery and supplies                                     159         137         130
Other                                                     1,190       1,192       1,127
                                                      ---------   ---------   ---------
Total non-interest expense                            $   7,038   $   6,437   $   6,078
                                                      ---------   ---------   ---------

      Total non-interest expense increased 9.34 percent to $7,038,000 in 2007 from $6,437,000 in 2006. A 12.89 percent increase in salaries and benefits was attributable to commissions and bonuses paid, specifically to Investment center personnel and normal merit increases of employees. State shares tax increased
2.96 percent or $9,000 for 2007 as compared to 2006. Professional services increased $86,000 from $229,000 in 2006 to $315,000 in 2007. A major factor in this increase was the installation and training of staff on the new branch capture system which does away with costly hardware and maintenance involved with it. Other expense decreased slightly.

      One standard to measure non-interest expense is to express non-interest expense as a percentage of average total assets. In 2007 this percentage was
2.83 percent compared to 2.72 percent in 2006.

      Loan delinquencies decreased 22.49 percent from $796,000 in 2006 to $617,000 in 2007. The decrease in these delinquencies was across the 30 - 89 day past due category and the non - accrual category. The 90 days plus category increased slightly. Our management has been diligent in its efforts to reduce these delinquencies and has increased monitoring and review of current loans to foresee future delinquency occurrences and react to them quickly. The Bank continues to utilize a centralized credit analysis department to analyze new loan requests. The provision for loan losses decreased from $175,000 in 2006 to $30,000 in 2007 as loans increased by $819 thousand, still reflecting the allowance for loan losses as a percentage of loans at 0.90 percent in 2007 from
0.91 percent in 2006.

                               NET INTEREST INCOME

      Tax-equivalent net interest income for 2007 equaled $8,655,000 compared to $8,256,000 in 2006, an increase of 4.83 percent. The decrease in the overall net interest margin from 3.90 percent in 2006 to 3.89 percent in 2007 is a result of interest rate changes in the loan and deposit products. These rates were monitored and adjusted which contributed to the overall increased performance of the Bank. Interest received on interest bearing deposits with other financial institutions increased from an average of 5.07 percent for 2006 to an average of
5.15 percent for 2007. he cost of long-term debt averaged 5.99 percent for the year which will continue to have a negative impact on our net interest margin, until rates would rise enough to allow us to pay off this debt. We will continue to use the following strategies to mitigate this period of pressure on our net interest margin: pricing of deposits will continue to be monitored to meet current market conditions; large deposits over $100,000 will continue to be priced conservatively; and in this low interest rate environment, the majority of new investments will be kept short-term in anticipation of rising rates.

                       TAX-EQUIVALENT NET INTEREST INCOME
                             (Dollars in Thousands)

                                                                                        Years Ended December 31,
                                                                                   ---------------------------------
                                                                                      2007        2006        2005
                                                                                   ---------   ---------   ---------
Interest income                                                                    $  14,483   $  13,202   $  11,442
Interest expense                                                                       6,185       5,301       4,131
                                                                                   ---------   ---------   ---------
Net interest income                                                                    8,298       7,901       7,311
                                                                                   ---------   ---------   ---------
Tax-equivalent adjustment                                                                357         355         411
                                                                                   ---------   ---------   ---------
Net interest income (fully taxable equivalent)                                     $   8,655   $   8,256   $   7,722
                                                                                   =========   =========   =========

      The following Average Balance Sheet and Rate Analysis table presents the average assets, actual income or expense and the average yield on assets, liabilities and stockholders' equity for the years 2007, 2006 and 2005.

                     AVERAGE BALANCE SHEET AND RATE ANALYSIS
                         THREE YEARS ENDED DECEMBER 31,
                             (Dollars in thousands)

                                                     2007                           2006                           2005
                                       -----------------------------   ----------------------------   ----------------------------
                                        Average    Interest  Average    Average   Interest  Average    Average   Interest  Average
                                        Balance    Inc./Exp  Yd/Rate    Balance   Inc./Exp  Yd/Rate    Balance   Inc./Exp  Yd/Rate
                                       --------    --------  -------   --------   --------  -------   --------   --------  -------
                                          (1)         (2)                 (1)        (2)                 (1)        (2)
ASSETS:
Interest Bearing Deposits With Other
    Financial Institutions             $  2,754    $    145     5.27%  $    750   $     39     5.20%  $  1,694   $    53     3.13%
Investment Securities:
    Taxable                              54,353       2,546     4.68%    47,857      1,850     3.87%    46,859      1,588     3.39%
    State and Municipal
      Obligations (3)                     4,200         186     6.71%     5,846        268     6.94%     8,084        363     6.80%
                                       --------    --------            --------   --------             -------   --------
Total Investment Securities              58,553       2,732     5.08%    53,703      2,118     4.20%    54,943      1,951     3.89%
                                       --------    --------            --------   --------             -------   --------
Federal Funds Sold                       10,013         512     5.11%     7,621        385     5.05%     5,809        190     3.27%
                                       --------    --------            --------   --------             -------   --------
Loans:
    Taxable                             148,959      10,585     7.11%   149,121     10,239     6.87%   140,388      8,812     6.28%
    Tax Free (3)                         11,389         509     6.77%     9,433        421     6.77%     9,677        436     6.82%
                                       --------    --------            --------   --------             -------   --------
Total Loans                             160,348      11,094     7.08%   158,554     10,660     6.86%   150,065      9,248     6.31%
                                       --------    --------            --------   --------             -------   --------
Total Interest-Earning Assets           231,668      14,483     6.41%   220,628     13,202     6.14%   212,511     11,442     5.58%
                                       --------    --------            --------   --------             -------   --------
Reserve for Loan Losses                  (1,504)                         (1,481)                        (1,470)
Cash and Due from Banks                   4,555                           3,608                          7,708
Other Assets                             13,757                          13,814                         11,332
                                       --------                         -------                        -------
Total Assets                            248,476                         236,569                        230,081
                                       ========                         -------                        -------

LIABILITIES AND CAPITAL:
Total Interest-Bearing Deposits         153,192       4,058     2.65%   148,756      3,463     2.33%   150,289      2,830     1.88%
U.S. Treasury Short-Term Borrowings         377          18     4.77%       318         15     4.72%       296          9     3.04%
Short-Term Borrowings - Other                 0           0         0        19          1     5.26%         0          0     0.00%
Long-Term Borrowings                     11,188         670     5.99%    11,303        677     5.99%    11,317        678     5.99%
Repurchase Agreements                    31,205       1,439     4.61%    25,036      1,145     4.57%    20,640        614     2.97%
                                       --------    --------            --------   --------             -------   --------
Total Interest-Bearing Liabilities      195,962       6,185     3.16%   185,432      5,301     2.86%   182,542      4,131     2.26%
                                       --------    --------            --------   --------             -------   --------
Demand Deposits                          19,611                          18,268                         17,523
Other Liabilities                         1,900                           2,620                          1,227
Stockholders' Equity                     31,003                          30,249                         28,789
                                       --------                        --------                       --------
Total Liabilities and Capital          $248,476                        $236,569                       $230,081
                                       ========                        --------                       --------
NET INTEREST INCOME/NET INTEREST
    MARGIN (4)                                     $  8,298     3.58%            $   7,901     3.58%             $  7,311     3.44%
                                                   ========    -----             ---------    =====              --------    =====
TAX-EQUIVALENT NET INTEREST INCOME/NET
    INTEREST MARGIN (5)                            $  8,655     3.74%            $   8,256     3.74%             $  7,772     3.65%
                                                   ========    -----             ---------    -----              --------    =====

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

(5) Interest and yield are presented on a tax-equivalent basis using 34 percent for 2007, 2006 and 2005.

                        COMPONENTS OF NET INTEREST INCOME

      To enhance the understanding of the effects of volumes (the average balance of earning assets and costing liabilities) and average interest rate fluctuations on the balance sheet as it pertains to net interest income, the table below reflects these changes for 2007 versus 2006, 2006 versus 2005, and 2005 versus 2004:

        TABLE OF NET INTEREST INCOME COMPONENTS ON A TAX-EQUIVALENT BASIS
                  For the twelve months ended December 31, 2007
                             (Dollars in thousands)

                                            2007 Versus 2006                2006 Versus 2005                    2005 Versus 2004
                                       ---------------------------   -------------------------------   ----------------------------
                                           Increase (Decrease)             Increase (Decrease)               Increase (Decrease)
                                            Due to Changes In               Due to Changes In                 Due to Changes In
                                       ---------------------------   -------------------------------   ----------------------------
                                       Average   Average             Average    Average                Average    Average
                                       Volume     Rate      Total     Volume     Rate         Total     Volume      Rate     Total
                                       -------   -------   -------   --------   --------    --------   -------    -------   -------
Interest Income:
Interest-Bearing Deposits with          $  104   $     1   $   105   $    (30)  $     35    $      5   $    (2)   $     5   $     3
Other Financial Institutions
Taxable Securities                         251       388       639         34        225         259       223         36       259
State and Municipal Obligations           (114)      (13)     (127)      (152)        11        (141)     (242)        21      (221)
Federal Funds Sold                         121         5       126         59        103         162       (95)       (71)     (166)
Taxable Loans                              (11)      358       347        548        828       1,376      (307)      (331)     (638)
Tax Free Loans                             132         0       132        (17)        (5)        (22)      300        (25)      275
                                       -------   -------   -------   --------   --------    --------   -------    -------   -------
Total Earning Assets                   $   483   $   739   $ 1,222   $    442   $  1,197    $  1,639   $  (123)   $  (365)  $  (488)
                                       -------   -------   -------   --------   --------    --------   -------    -------   -------

Interest Expense:
Total Interest-Bearing Deposits        $   103   $   476   $   579   $    (29)  $    676    $    647   $   (39)   $  (689)  $  (728)
U.S. Treasury - Short-Term Borrowings        2         0         2          1          5           6         0          1         1
Long-Term Borrowings                        (7)        0        (7)        (1)         0          (1)        0          1         1
Repurchase Agreements                      282        10       292        131        330         461        24         (5)       19
                                       -------   -------   -------   --------   --------    --------   -------    -------   -------
Total Interest-Bearing Liabilities:    $   380   $   486   $   866   $    102   $  1,011     $ 1,113   $   (15)   $  (692)  $  (707)
                                       -------   -------   -------   --------   --------    --------   -------    -------   -------

NET INTEREST INCOME                    $   103   $   253   $   356   $    340   $    186    $    526   $  (108)   $   327   $   219
                                       -------   =======   -------   ========   --------    ========   -------    =======   -------

                               FINANCIAL CONDITION

      Our consolidated assets at December 31, 2007 were $245.3 million which represented an increase of $3.4 million or 1.41 percent over $241.9 million at December 31, 2006. The increase for 2006 from 2005 was 4.63 percent or $10.7 million.

      Capital increased 4.64 percent from $30.2 million in 2006 to $31.6 million in 2007, after an adjustment for the fair market value of securities which was an increase in capital of $143,700 for 2007 compared to a decrease in capital of $29,900 for 2006. This was a result of an increase in the net realized gain in securities in 2007 of $173,600. Common stock and surplus decreased a net $420,000 resulting primarily from the purchase and retirement of stock in the amount of $658,000 and stock issued under our stock plans in the amount of $236,000. A cumulative effect of an accounting change for split dollar deferred compensation plans resulted in a decrease of $12,000 to retained earnings.

      Total average assets increased 5.03 percent from $236.6 million at December 31, 2006 to $248.5 million at December 31, 2007. Average earning assets were $220.6 million in 2006 and $231.7 million in 2007.

      Loans increased 0.51 percent from $160.6 million at December 31, 2006 to $161.5 million at December 31, 2007.

      Non-interest bearing deposits increased 0.52 percent to $19.4 million at December 31, 2007 from $19.3 million at December 31, 2006. Interest bearing deposits increased 1.00 percent from $150.0 million in 2006 to $151.5 million in 2007.

      The loan-to-deposit ratio is a key measurement of liquidity. Our loan-to-deposit ratio decreased during 2007 to 94.46 percent compared to 94.89 percent during 2006.

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

                                   INVESTMENTS
                             (Dollars in thousands)

                                                         2007        2006       2005
                                                       -------     -------     -------
Federal Agency Obligations                             $27,547     $25,066     $21,157
Mortgage-backed Securities                              23,781      21,147      22,564
Obligations of State and Political Subdivisions          4,046       4,703       7,782
Marketable Equity Securities                             1,037       1,341       1,265
Restricted Equity Securities                             1,275       1,229       1,151
                                                       -------     -------     -------
Total Investment Securities                            $57,686     $53,486     $53,919
                                                       -------     -------     -------

      All of our securities are available-for sale and are carried at estimated fair value. The following table sets forth the estimated maturity distribution of the investments, the weighted average yield for each type and ranges of maturity at December 31, 2007. Yields are presented on a tax-equivalent basis, are based upon carrying value and are weighted for the scheduled maturity. At December 31, 2007 our investment securities portfolio had an average maturity of approximately 3.88 years.

                                                                      (Dollars in Thousands)
                              ------------------------------------------------------------------------------------------------------
                                                        After One            After Five
                                                        Year But              Years But
                                    Within               Within                Within              After
                                   One Year            Five Years             Ten Years           Ten Years             Total
                              -------------------  -------------------  -------------------  -------------------  ------------------
                               Amount     Yield     Amount     Yield     Amount     Yield     Amount     Yield     Amount    Yield
                              --------  ---------  --------  ---------  --------  ---------  --------  ---------  --------  --------

Federal Agency Obligations   $ 10,325      4.22%  $ 30,455      5.30%  $ 10,548      5.51%  $      0      0.00%  $ 51,328      5.13%
Obligations of State and
Political Subdivisions              0      0.00%       200      6.57%     2,507      6.67%     1,339      6.16%     4,046      6.49%
Marketable Equity Securities        0      0.00%         0      0.00%         0      0.00%     1,037      3.88%     1,037      3.88%
Restricted Equity Securities        0      0.00%         0      0.00%         0      0.00%     1,275      5.20%     1,275      5.20%
                             --------  --------   --------   -------   --------   -------   --------   -------   --------   -------
       Total                 $ 10,325      4.22%  $ 30,655      5.31%  $ 13,055      5.73%  $  3,651      5.20%  $ 57,686      5.22%
                             --------  --------   --------   -------   --------   -------   --------   -------   --------   -------

      Available-for-sale securities are reported on the consolidated balance sheet at fair value with an offsetting adjustment to deferred taxes. The possibility of material price volatility in a changing interest rate environment is offset by the availability to the bank of restructuring the portfolio for gap positioning at any time through the securities classed as available-for-sale. The impact of the fair value accounting was an unrealized gain, net of tax, on December 31, 2007 of $144,000 compared to an unrealized loss, net of tax, on December 31, 2006 of $30,000, which represents an unrealized gain, net of tax, of $174,000 for 2007.

      The mix of securities in the portfolio at December 31, 2007 was 88.98 percent Federal Agency Obligations, 7.01 percent Municipal Securities, and 4.01 percent Other. We did not trade in derivative investment products during 2007.

                                      LOANS

                                 LOAN PORTFOLIO
                                LOANS OUTSTANDING
                             (Dollars in thousands)

                                               2007           2006           2005           2004           2003
                                             ---------      ---------      ---------      ---------      ---------
Commercial                                   $   8,074      $   9,574      $  12,097      $  12,182      $  15,328
Tax-Exempt                                      13,108          9,621          9,019         10,062          6,214
Real Estate - Construction                       3,698          2,231          1,548            734          2,505
Real Estate                                    132,453        135,009        127,170        122,104        118,129
Personal                                         4,059          4,118          4,348          4,738          5,410
                                             ---------      ---------      ---------      ---------      ---------
Total Gross Loans                            $ 161,392      $ 160,553      $ 154,182      $ 149,820      $ 147,586
Add (Deduct) Unearned discount                     (22)           (19)           (30)           (46)           (64)
Unamortized loan costs, net of fees                 90            107            119            126            109
                                             ---------      ---------      ---------      ---------      ---------

Loans, Net                                   $ 161,460      $ 160,641      $ 154,271      $ 149,900      $ 147,631
                                             ---------      ---------      ---------      ---------      ---------

      The loan portfolio increased 0.51 percent from $160.6 million in 2006 to $161.5 million in 2007. The percentage distribution in the loan portfolio was
84.36 percent in real estate loans at $136.2 million; 5.00 percent in commercial loans at $8.1 million; 2.52 percent in consumer loans at $4.1 million; and 8.12 percent in tax exempt loans at $13.1 million.

      Real Estate loans were comprised of 4.72 percent with 5/5-year adjustable rates, 4.23 percent with 7/3-year adjustable rates, .43 percent with 5/3-year adjustable rates, 3.90 percent with 5-year adjustable rates; 43.00 percent with 3-year adjustable rates; 8.99 percent with 1-year adjustable rates; and 5.56 percent with one-day to 3-month adjustable rates. Many adjustable rate loans have bi-weekly payments. The remaining 29.17 percent of real estate loans were fixed rates.

      The following table presents the percentage distribution of loans by category as of the date indicated:



                                                        For the years ended December 31,
                                                  2007 (%)    2006 (%)    2005 (%)    2004 (%)    2003 (%)
                                                  -------     -------     -------     -------     -------
Commercial                                           5.00        5.96        7.85        8.13       10.38
Tax Exempt                                           8.12        5.99        5.85        6.71        4.21
Real Estate-Construction                             2.29        1.39        1.00         .49        1.70
Real Estate                                         82.07       84.10       82.48       81.54       80.04
Personal                                             2.52        2.56        2.82        3.13        3.67
                                                  -------     -------     -------     -------     -------
Total Loans                                        100.00      100.00      100.00      100.00      100.00
                                                  =======     =======     =======     =======     =======

The following table shows the maturity or repricing of loans in specified categories of the Bank's loan portfolio at December 31, 2007, and the amount of such loans with predetermined fixed rates or with floating or adjustable rates. Expected payments are included in the table.

                                                                  December 31, 2007
                                               -------------------------------------------------------
                                                 In One        One Year      Five Years        After
                                                  Year          Through        Through          Ten
                                                 Or Less      Five Years      Ten Years        Years          Total
                                               ----------     ----------     ----------     ----------     ----------
Dollars in Thousands
Commercial, Tax Exempt, Real Estate and
  Personal Loans                               $   53,427     $   96,325     $    7,832     $      178     $  157,762
Real Estate-Construction Loans                      3,698              0              0              0          3,698
                                               ----------     ----------     ----------     ----------     ----------
                                               $   57,125     $   96,325     $    7,832     $      178     $  161,460
                                               ==========     ==========     ==========     ==========     ==========
Amount of Such Loans with:
  Predetermined Fixed Rates                    $   13,386     $   37,931     $    7,175     $      178     $   58,670
  Floating or Adjustable Rates                     43,739         58,394            657              0        102,790
                                               ----------     ----------     ----------     ----------     ----------
Total                                          $   57,125     $   96,325     $    7,832     $      178     $  161,460
                                               ==========     ==========     ==========     ==========     ==========

                           DEPOSITS AND BORROWED FUNDS

                    TABLE OF DISTRIBUTION OF AVERAGE DEPOSITS
                             (Dollars in thousands)

                                                   December 31,
                                     ----------------------------------------
                                        2007           2006           2005
                                     ----------     ----------     ----------
Demand deposits                      $   48,933     $   47,297     $   46,307
Savings deposits                         33,496         35,465         37,539
Time deposits                            60,578         57,319         58,380
Time deposits, $100,000 and over         29,796         26,943         25,586
                                     ----------     ----------     ----------
Total                                $  172,803     $  167,024     $  167,812
                                     ----------     ----------     ----------

          TABLE OF MATURITY DISTRIBUTION OF TIME DEPOSITS OVER $100,000
                             (Dollars in thousands)


                                               December 31,
                                    ---------------------------------
                                       2007        2006        2005
                                    ---------   ---------   ---------
Three months or less                 $  8,932    $  6,942    $  5,803
Over three months to six months         7,662       3,502       1,267
Over six months to twelve months        5,799       6,952       5,736
Over twelve months                      8,248      11,475      12,822
                                     --------    --------    --------
Total                                $ 30,641    $ 28,871    $ 25,628
                                     ========    ========    ========

      Total average deposits increased by 3.47 percent from $167.0 million in 2006 to $172.8 million in 2007. Average savings deposits decreased 5.55 percent to $33.5 million in 2007 from $35.5 million in 2006. Average time deposits increased 7.25 percent from $84.3 million in 2006 to $90.4 million in 2007. Average non-interest bearing demand deposits increased to $48.9 million in 2007 from $47.3 million in 2006. Average interest bearing NOW accounts increased 1.01 percent from $29.0 million in 2006 to $29.3 million in 2007.

      Short-term borrowings, securities sold under agreements to repurchase and day-to-day borrowings increased 24.41 percent from $25.4 million in 2006 to $31.6 million in 2007. Treasury Tax and Loan deposits held by us for the U.S. Treasury averaged $376,000 in 2007. One-day borrowings averaged $0 in 2007 and repurchase agreements increased from an average $25.0 million in 2006 to $31.2 million in 2007. Long-term borrowings, namely borrowings from the FHLB-Pittsburgh, averaged $11.2 million in 2007 and $11.3 million in 2006.

                              NON-PERFORMING ASSETS
                         PAST DUE AND NON-ACCRUAL LOANS
                             (Dollars in thousands)

                   Real     Installment
    2007          Estate       Loans      Commercial    Total
---------------   ------    -----------   ----------   -------
Days 30-89        $  259    $        33   $      168   $   460
Days 90 Plus          70             10            0        80
Non-accrual           77              0            0        77
                  ------    -----------   ----------   -------
Total             $  406    $        43   $      168   $   617
                  ======    ===========   ==========   =======

                   Real     Installment
    2006          Estate       Loans      Commercial    Total
---------------   ------    -----------   ----------   -------
Days 30-89        $  598    $        40   $        0   $   638
Days 90 Plus          67              0            0        67
Non-accrual           91              0            0        91
                  ------    -----------   ----------   -------
Total             $  756    $        40   $        0   $   796
                  ======    ===========   ==========   =======

                   Real     Installment
    2005          Estate       Loans      Commercial    Total
---------------   ------    -----------   ----------   -------
Days 30-89        $1,152    $        65   $       12   $ 1,229
Days 90 Plus         128              2            0       130
Non-accrual          518              0          189       707
                  ------    -----------   ----------   -------
Total             $1,798    $        67   $      201   $ 2,066
                  ======    ===========   ----------   =======

      In 2007, loans 30-89 days past due totaled $460,000 compared to $638,000 in 2006. Past due loans 90 days plus totaled $80,000 in 2007, compared to $67,000 in 2006. Non-accrual loans in 2007 totaled $77,000 compared to $91,000 in 2006. Overall, past due and non-accrual loans decreased 22.49 percent from $796,000 in 2006 to $617,000 in 2007 With loans increasing by more than $.8 million this 22.49 percent decrease overall is a result of our diligence to loan quality, underwriting and collection practices, as well as reflective of local economic conditions. The amount and percent of past due loans is the lowest in over 21 years. During this past year, the ratio of net charge offs during the period to average loans outstanding during the period was (0.03) percent. (See Summary of Loan Loss Experience).

      Refer to the Loan section of footnote 1 and footnote 4 - Loans to the Consolidated Financial Statements, Item 8.

      The following table presents a summary of the Bank's loan loss experience as of the dates indicated:

                                                           For Years Ended December 31,

                                                   2007          2006          2005          2004           2003
                                                 ---------     ---------    ----------    ----------     ---------
Loans Outstanding at End of Period               $ 161,460     $ 160,641    $  154,271    $  149,900     $ 147,631
                                                  --------     ---------    ==========    ==========     =========
Average Loans Outstanding during the
Period                                           $ 160,348     $ 158,554    $  150,065    $  147,348     $ 148,344
                                                 =========     =========    ==========    ==========     =========

Balance of Loan Losses and Loan Loss Activity:

Balance, Beginning of Period                     $   1,456     $   1,553    $    1,392    $    1,415     $   1,298
                                                 ---------     ---------    ----------    ----------     ---------
Loans Charged Off:
Commercial and Industrial                                0          (185)            0          (147)          (52)
Real Estate Mortgages                                  (29)          (65)            0           (25)           (0)
Consumer                                               (56)          (50)          (54)          (31)          (76)
                                                 ---------     ---------    ----------    ----------     ---------
Total Loans Charged Off                                (85)         (300)          (54)         (203)         (128)
Recoveries:
Commercial and Industrial                                0             8            79             0            12
Real Estate Mortgages                                    1             0             0             5             0
Consumer                                                35            20            46            35            33
                                                 ---------     ---------    ----------    ----------     ---------
Total Recoveries                                        36            28           125            40            45
                                                 ---------     ---------    ----------    ----------     ---------
Net Loans Charged Off                                  (49)         (272)           71          (163)          (83)
Provision for Loan Losses                               30           175            90           140           200
                                                 ---------     ---------    ----------    ----------     ---------
Balance, End of Period                           $   1,437     $   1,456    $    1,553    $    1,392     $   1,415
                                                 =========     =========    ==========    ==========
Ratio of net charge-offs during the year to
         average loans outstanding during year       (0.03)%       (0.17)%        0.05%        (0.11)%       (0.06)%
                                                 =========     =========    ==========    ==========     =========

      The following table presents an allocation of the Bank's allowance for loan losses for specific categories as of the dates indicated:

                                    For Years Ended December 31,
                           ---------------------------------------------
Dollars in Thousands        2007     2006      2005      2004      2003
                           ------   ------    ------    ------    ------
Commercial                 $  104   $  101    $  208    $  349    $  493
Real Estate Mortgages         700      659       694       755       696
Consumer                       28       27        32        24        28
Unallocated                   605      669       619       264       198
                           ------   ------    ------    ------    ------
Total                      $1,437   $1,456    $1,553    $1,392    $1,415
                           ------   ------    ------    ------    ------

      The following table presents a summary of the Bank's non-accrual, restructured and past due loans as of the dates indicated:

                                                           For Years Ended December 31,
Dollars in thousands                              2007      2006      2005       2004       2003
                                                -------   --------   -------   --------   --------
Nonaccrual, Restructured and Past Due Loans:
  Nonaccrual Loans                              $    77   $     91   $   707   $  1,241   $  1,336
  Restructured Loans on Accrual Status            1,243         54         0          0        516
  Accrual Loans Past Due 90 Days or More             80         67       130         20        369
                                                -------   --------   -------   --------   --------
Total Nonaccrual, Restructured and Past
   Due Loans                                    $ 1,400   $    212   $   837   $  1,261   $  2,221
                                                =======   ========   =======   ========   ========

Other Real Estate                               $     0   $     14   $     0   $      0   $     36

Interest Income That Would Have Been
  Recorded Under Original Terms                 $49,358   $130,183   $ 8,715   $129,182   $142,873

Interest Income Recorded During the Period      $ 3,857   $ 90,173   $28,215   $ 86,834   $ 17,586

                 ALLOWANCE FOR LOAN LOSSES AND RELATED PROVISION
                             (Dollars in Thousands)

                                          Outstanding Balance at December 31,
                        ----------------------------------------------------------------------------
                                  2007                      2006                    2005
                        ------------------------  -----------------------  -------------------------
                                     % of Loans                % of Loans                 % of Loans
                                     in Category              in Category                in Category
                                       to Total                 to Total                   to Total
                          Amount        Loans       Amount       Loans       Amount          Loans
                        ------------   ---------  -----------   ---------  -----------   -----------
Commercial              $        104      13.1%   $       101      12.0%   $       208    13.7%
Real estate mortgages            700      84.4%           659      85.5%           694    83.5%
Consumer                          28       2.5%            27       2.5%            32     2.8%
Unallocated                      605       N/A            669       N/A            619     N/A
                        ------------   -------    -----------   -------    -----------   -----
                        $      1,437     100.0%   $     1,456     100.0%   $     1,553   100.0%
                        ------------   -------    -----------   -------    -----------   -----

      The allowance for loan losses was $1,437, 000 at December 31, 2007, compared to $1,456,000 at December 31, 2006. This allowance equaled .90 percent and .91 percent of total loans, net of unearned income, at the end of 2007 and 2006, respectively. Allowance was considered adequate based on delinquency trends and actual loans written as it relates to the loan portfolio.

      The loan loss reserve was analyzed quarterly and reviewed by the Bank's Board of Directors. The assessment of the loan policies and procedures during 2007 revealed no anticipated loss on any loans considered "significant". No concentration or apparent deterioration in classes of loans or pledged collateral was evident, although slight concentrations existed in one to four family residential loans and in municipal loans. Monthly loan meetings with the Bank's Credit Administration Committee reviewed new loans, delinquent loans and loan exceptions to determine compliance with policies.

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

                                CAPITAL RESOURCES

      Capital continues to be a strength for the bank. Capital is critical as it must provide growth, payment to shareholders, and absorption of unforeseen losses. The federal regulators provide standards that must be met.

      As of December 31, 2007, the most recent notification from the Comptroller of the Currency, the Bank's primary federal regulator, categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios.

      The Corporation's actual capital amounts are ratios in the following table:

                                                                                                                  To be Well
                                                                                                               Capitalized Under
                                                                                        For Capital            Prompt Corrective
                                                                   Actual             Adequacy Purposes        Action Provisions
                                                             -------------------    ---------------------    ----------------------
                                                             Amount     Ratio(%)     Amount      Ratio(%)     Amount      Ratio(%)
                                                             -------    --------    --------    ---------    --------    ---------
As of December 31, 2007:
  Total Risk Based Capital
           (To risk-weighted assets)                         $32,930      18.93%     $13,917        8.00%     $17,396       10.00%
  Tier I Capital
           (To risk-weighted assets)                         $31,483      18.10%     $ 6,958        4.00%     $10,436        6.00%
  Tier I Capital
           (To average assets)                               $31,483      12.71%     $ 9,908        4.00%     $12,385        5.00%
As of December 31, 2006:
  Total Risk Based Capital
           (To risk-weighted assets)                         $31,685      20.29%     $12,493        8.00%     $15,616       10.00%
  Tier I Capital
           (To risk-weighted assets)                         $30,063      19.25%     $ 6,247        4.00%     $ 9,370        6.00%
  Tier I Capital
           (To average assets)                               $30,063      12.71%     $ 9,461        4.00%     $11,827        5.00%

          Our capital ratios are not materially different from those of the Bank.

      Dividend payouts are restricted by the Pennsylvania Business Corporation Law of 1988, as amended (the BCL). The BCL operates generally to preclude dividend payments if the effect thereof would render us unable to meet our obligations as they become due. As a practical matter, our payment of dividends is contingent upon our ability to obtain funding in the form of dividends from the Bank. Payment of dividends to us by the Bank is subject to the restrictions set forth in the National Bank Act. Generally, the National Bank Act would permit the Bank to declare dividends in 2008 to the Corporation of approximately $2,067,807 plus additional amounts equal to the net income earned in 2008 for the period January 1, 2008 through the date of declaration, less any dividends which may be paid in 2008.

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

                      STATEMENT OF INTEREST SENSITIVITY GAP
                             (Dollars in thousands)
                                December 31, 2007

                                                           >90 Days
                                               90 Days        But       1 to 5       5 to 10     > 10
                                               Or Less     <1 Year       Years        Years      Years       Total
                                              ---------    --------    ---------    --------    --------    --------
Short-term investments                        $  13,401    $      0    $       0    $      0    $      0    $ 13,401
Securities Available-for-Sale (1)                13,649      22,207       18,540         549       2,741      57,686
Loans (1)                                        21,736      35,389       96,325       7,832         178     161,460
                                              ---------    --------    ---------    --------    --------    --------
    Rate Sensitive Assets                        48,786      57,596      114,865       8,381       2,919     232,547
                                              ---------    --------    ---------    --------    --------    --------
Deposits:
Interest-bearing demand deposits (2)          $   3,807    $  2,772    $  14,803    $  7,402    $      0    $ 28,784
Savings (2)                                       4,411       3,488       16,901       6,104           0      30,904
Time                                             18,197      35,095       38,564           0           0      91,856
Borrowed funds                                   29,397         114            0           0           0      29,511
Long-term debt                                    2,000           0        9,025          32          80      11,137
Shareholder's Equity                                  0           0            0           0      31,627      31,627
                                              ---------    --------    ---------    --------    --------    --------
    Rate Sensitive Liabilities                   57,812      41,469       79,293      13,538      31,707     223,819
                                              ---------    --------    ---------    --------    --------    --------
Interest Sensitivity Gap                         (9,026)     16,127       35,572      (5,157)    (28,788)      8,728
Cumulative Gap                                $  (9,026)   $  7,101    $  42,673    $ 37,516    $  8,728    $      0


(1) Investments and loans are included at the earlier of repricing or maturity and adjusted for the effects of prepayments.

(2) Interest bearing demand and savings accounts are included based on historical experience and managements' judgment about the behavior of these deposits in changing interest rate environments.

      At December 31, 2007, our cumulative gap positions and the potential earnings change resulting from a 200 basis point change in rates were within the internal risk management guidelines.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CCFNB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2007 AND 2006

                                                                                        2007               2006
                                                                                    -------------     --------------
ASSETS
Cash and due from banks                                                             $   5,549,918     $    4,819,258
Interest-bearing deposits with other banks                                                732,088            405,210
Federal funds sold                                                                      7,119,225         10,307,030
Investment securities available-for-sale                                               57,686,376         53,486,269
Loans, net of unearned income                                                         161,460,362        160,640,992
Allowance for loan losses                                                               1,437,505          1,455,636
                                                                                    -------------     --------------
                          Net loans                                                   160,022,857        159,185,356
Premises and equipment, net                                                             5,087,448          5,048,790
Cash surrender value of bank-owned life insurance                                       7,076,208          6,767,080
Accrued interest receivable                                                             1,081,795            994,169
Other assets                                                                              968,349            906,534
                                                                                    -------------     --------------

                          TOTAL ASSETS                                              $ 245,324,264     $  241,919,696
                                                                                    =============     ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits:
    Non-interest bearing                                                            $  19,394,241     $   19,257,761
    Interest bearing                                                                  151,544,250        150,026,746
                                                                                    -------------     --------------
                          Total Deposits                                              170,938,491        169,284,507
Short-term borrowings                                                                  29,510,877         29,309,848
Long-term borrowings                                                                   11,136,909         11,297,111
Accrued interest and other expenses                                                     2,081,900          1,737,307
Other liabilities                                                                          29,509             42,103
                                                                                    -------------     --------------
                          TOTAL LIABILITIES                                           213,697,686        211,670,876
                                                                                    -------------     --------------

STOCKHOLDERS' EQUITY
Common stock, par value $1.25 per share; authorized 5,000,000 shares;
    issued and outstanding 1,226,536 shares 2007, 1,241,664 shares 2006                 1,533,170          1,552,080
Surplus                                                                                 2,271,175          2,672,545
Retained earnings                                                                      27,678,533         26,054,135
Accumulated other comprehensive income (loss)                                             143,700           (29,940)
                                                                                    -------------     --------------
                          TOTAL STOCKHOLDERS' EQUITY                                   31,626,578         30,248,820
                                                                                    -------------     --------------

                          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $ 245,324,264     $  241,919,696
                                                                                    =============     ==============

        The accompanying notes are an integral part of these consolidated financial statements.

CCFNB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

                                                                              2007               2006              2005
                                                                          --------------     -------------     ------------
INTEREST INCOME
Interest and fees on loans                                                $   11,094,146     $  10,659,884     $  9,249,147
Interest and dividends on investment securities:
    Taxable                                                                    2,422,357         1,729,638        1,505,644
    Tax-exempt                                                                   185,727           268,233          362,543
    Dividends                                                                    123,266           119,782           81,812
Federal funds sold                                                               512,353           385,227          189,773
Deposits in other banks                                                          145,088            38,807           52,766
                                                                          --------------     -------------     ------------
                          TOTAL INTEREST INCOME                               14,482,937        13,201,571       11,441,685
                                                                          --------------     -------------     ------------

INTEREST EXPENSE
Deposits                                                                       4,057,897         3,462,683        2,829,972
Short-term borrowings                                                          1,457,350         1,161,236          623,321
Long-term borrowings                                                             670,033           677,047          677,835
                                                                          --------------     -------------     ------------
                          TOTAL INTEREST EXPENSE                               6,185,280         5,300,966        4,131,128
                                                                          ==============     =============     ============

Net interest income                                                            8,297,657         7,900,605        7,310,557
Provision for loan losses                                                         30,000           175,000           90,000
                                                                          --------------     -------------     ------------
                          NET INTEREST INCOME AFTER PROVISION
                          FOR LOAN LOSSES                                      8,267,657         7,725,605        7,220,557
                                                                          --------------     -------------     ------------
NON-INTEREST INCOME
Service charges and fees                                                         942,463           845,618          828,430
Gain on sale of loans                                                            181,652            45,343           40,046
Bank-owned life insurance income                                                 284,500           253,080          247,036
Investment center income                                                         399,232           219,383          118,443
Trust department                                                                 195,854           191,105          156,753
Investment securities gains, net                                                      41                58           33,947
Other                                                                            301,192           345,796          288,685
                                                                          --------------     -------------     ------------
                          TOTAL NON-INTEREST INCOME                            2,304,934         1,900,383        1,713,340
                                                                          --------------     -------------     ------------

NON-INTEREST EXPENSE
Salaries                                                                       3,000,517         2,615,369        2,323,825
Pensions and other employee benefits                                             896,437           836,533          790,878
Occupancy, net                                                                   491,147           458,330          456,713
Equipment                                                                        485,078           493,651          518,498
State shares tax                                                                 313,113           304,122          281,581
Professional services                                                            314,887           229,164          258,891
Directors' fees                                                                  188,143           170,746          189,833
Stationery and supplies                                                          158,869           136,963          130,018
Other                                                                          1,189,475         1,192,134        1,127,590
                                                                          --------------     -------------     ------------
                          TOTAL NON-INTEREST EXPENSE                           7,037,666         6,437,012        6,077,827
                                                                          --------------     -------------     ------------

Income before income taxes                                                     3,534,925         3,188,976        2,856,070
Income tax expense                                                               888,037           777,335          630,512
                                                                          --------------     -------------     ------------
                          NET INCOME                                      $    2,646,888     $   2,411,641     $  2,225,558
                                                                          ==============     =============     ============

PER SHARE DATA
Net income                                                                $         2.15     $        1.93     $       1.76
Cash dividends                                                                      0.82              0.78             0.74
Weighted average shares outstanding                                            1,233,339         1,249,844        1,262,171

        The accompanying notes are an integral part of these consolidated financial statements.

CCFNB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

                                                                                  Accumulated
                                                                                     Other
                     Common                      Comprehensive     Retained       Comprehensive     Treasury
                      Stock         Surplus         Income         Earnings       Income (loss)      Stock         Total
                   ------------   ------------  ---------------  -------------   ---------------  -----------  --------------
BALANCE AT         $  1,584,648  $   3,384,761                   $  23,323,955   $       213,133            -  $   28,506,497
DECEMBER 31, 2004

-------------------
Comprehensive
income:
  Net income                  -              -  $     2,225,558      2,225,558                 -            -       2,225,558
  Change in net
  unrealized
  (loss) on
  investment
  securities
  available-for-sale,
  net of
  reclassification
  adjustment and
  tax effects                 -              -         (516,630)             -          (516,630)           -        (516,630)
                                                ---------------

  Total
  comprehensive income                                1,708,928
                                                ---------------

Issuance of 8,619
shares of common
stock under
dividend
reinvestment and
stock purchase
plans                    10,773        224,941                               -                 -            -         235,714
Purchase of
18,000 shares of
treasury stock                -              -                               -                 -     (505,700)       (505,700)
Retirement of
18,000 shares of
treasury stock          (22,500)      (483,200)                              -                 -      505,700               -
Cash dividends
$.74 per share                -              -                        (933,013)                -            -        (933,013)
                   ------------  -------------                   -------------  ---------------- ------------ ---------------


BALANCE AT
DECEMBER 31, 2005     1,572,921  $   3,126,502                   $  24,616,500         ($303,497)           -  $   29,012,426
Comprehensive
income:

  Net income                 -               -        2,411,641      2,411,641                 -            -       2,411,641
                                                ---------------
  Change in net
  unrealized gain
  on investment
  securities
  available-for-sale,
  net of
  reclassification
  adjustment and
  tax effects                 -              -          273,557              -           273,557            -         273,557
                                                ---------------

  Total
  comprehensive income                                2,685,198
Issuance of 7,327
shares of common
stock under
dividend
reinvestment and
stock purchase
plans                     9,159        195,435                               -                 -            -         204,594
Recognition of
employee stock
purchase plan
expense                       -          1,308                               -                 -            -           1,308
Purchase of
24,000 shares of
treasury stock                -              -                               -                 -     (680,700)       (680,700)
Retirement of
24,000 shares of
treasury stock          (30,000)      (650,700)                              -                 -      680,700               -
Cash dividends
$.78 per share                -              -                        (974,006)                -            -        (974,006)
                   ------------ --------------                   -------------   ---------------  ------------ ---------------

-------------------
BALANCE AT
DECEMBER 31, 2006     1,552,080      2,672,545                      26,054,135           (29,940)           -      30,248,820
Comprehensive
income:

   Net income                 -              -        2,646,888      2,646,888                 -            -       2,646,888
   Change in net
   unrealized gain
   on investment
   securities
   available-for-sale,
   net of
   reclassification
   adjustment and
   tax effects                -              -          173,640              -           173,640            -         173,640
                                                ---------------

   Total
   comprehensive income                         $     2,820,528
                                                ===============

Issuance of 8,872
shares of common
stock
Cumulative effect
of change in
accounting for
deferred
compensation
endorsement
split-dollar life
insurance

arrangements                                                           (12,570)                                       (12,570)
Issuance of 8,872
shares of common
stock
under dividend
reinvestment and
stock purchase
plans                    11,090        224,654                               -                 -            -         235,744
Recognition of
employee stock
purchase plan
expense                       -          1,576                               -                 -            -           1,576
Purchase of
24,000 shares of
treasury stock                -              -                               -                 -     (657,600)       (657,600)
Retirement of
24,000 shares of
treasury stock          (30,000)      (627,600)                              -                 -      657,600               -
Cash dividends
$.82 per share                -              -                      (1,009,920)                -            -      (1,009,920)
                   ------------  -------------                   -------------  ----------------  ----------- ---------------


BALANCE AT
DECEMBER 31, 2007  $  1,533,170  $   2,271,175                   $  27,678,533  $        143,700  $         -  $   31,626,578
                   ============  =============                   =============  ================  ===========  ==============

        The accompanying notes are an integral part of these consolidated financial statements.

CCFNB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

                                                                               2007            2006               2005
                                                                            ------------     ------------     ------------
OPERATING ACTIVITIES
Net income                                                                  $  2,646,888     $  2,411,641     $   2,225,558
Adjustments to reconcile net income to net cash provided by
   operating activities:
      Provision for loan losses                                                   30,000          175,000            90,000
      Depreciation and amortization                                              409,076          376,277           414,214
      Employee stock purchase plan expense                                         1,576            1,308                 -
      Premium amortization on investment securities                               92,474          104,690           235,572
      Discount accretion on investment securities                                (48,763)         (17,398)          (11,666)
      Deferred income taxes (benefit)                                            (24,582)         (31,363)          (79,970)
      (Gain) on sales of investment securities available-for-sale                    (41)             (58)          (33,947)
      (Gain) on sale of mortgage loans held for resale                          (181,652)         (45,343)          (40,046)
      Proceeds from sale of mortgage loans held for resale                     9,978,512        2,395,899         1,747,367
      Originations of mortgage loans held for resale                         (10,214,986)      (2,566,964)       (1,707,320)
      Loss on sales of other real estate owned                                         -                -                -
      Income from investment in insurance agency                                 (11,565)          (2,156)          (11,366)
      Increase in accrued interest receivable                                    (87,626)         (34,830)         (143,058)
      (Increase) decrease in other assets - net                                 (115,119)         (72,512)           84,212
      Net increase in cash surrender value of bank owned life insurance         (309,128)        (286,857)         (281,036)
      Increase in accrued interest and other expenses                            344,593          295,342           173,204
      Increase (decrease) in other liabilities - net                             (25,164)          27,666           (27,483)
                                                                            ------------     ------------      ------------
            NET CASH PROVIDED BY OPERATING ACTIVITIES                          2,484,493        2,730,342         2,634,235
                                                                            ------------     ------------      ------------

INVESTING ACTIVITIES
Purchase of investment securities available-for-sale                         (39,779,562)     (15,704,899)       (4,949,870)
Proceeds from sales, maturities and redemption of investment
    securities available-for-sale                                             35,798,876       16,465,192        11,891,868
Proceeds from sales of other real estate owned                                         -                -                -
Net increase in loans                                                           (449,375)      (6,425,162)       (4,300,909)
Purchase of premises and equipment                                              (447,734)        (579,915)         (732,328)
                                                                            ------------     ------------     -------------
            NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES               (4,877,795)      (6,244,784)        1,908,761
                                                                            ------------     ------------     ------------

FINANCING ACTIVITIES
Net increase (decrease) in deposits                                            1,653,984        4,437,649        (7,640,251)
Net increase in short-term borrowings                                            201,029        4,710,137         2,842,325
Repayment of long-term borrowings                                               (160,202)         (13,558)          (12,774)
Acquisition of treasury stock                                                   (657,600)        (680,700)         (505,700)
Proceeds from issuance of common stock                                           235,744          204,594           235,714
Cash dividends paid                                                           (1,009,920)        (974,006)         (933,013)
                                                                            ------------     ------------     -------------
            NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                  263,035        7,684,116        (6,013,699)
                                                                            ------------     ------------     -------------

            INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  (2,130,267)       4,169,674        (1,470,703)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                15,531,498       11,361,824        12,832,527
                                                                            ------------     ------------     -------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                    $ 13,401,231     $ 15,531,498     $  11,361,824
                                                                            ============     ============     =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
      Interest                                                              $  6,134,655     $  5,220,974     $   4,084,220
      Income taxes                                                          $    888,663     $    885,939     $     635,267

        The accompanying notes are an integral part of these consolidated financial statements.

CCFNB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

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

DERIVATIVES

      The Bank has outstanding loan commitments that relate to the origination of mortgage loans that will be held for resale. Pursuant to Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", SFAS No. 149, "Amendment of Statement 133 on Derivative and Hedging Activities" and the guidance contained in the Derivatives Implementation Group Statement 133 Implementation Issue No. C 13, the Bank has accounted for such loan commitments as derivative instruments. The outstanding loan commitments in this category did not give rise to any losses for the years ended December 31, 2007, 2006 and 2005, as the fair market value of each outstanding loan commitment exceeded the Bank's cost basis in each loan commitment.

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

INVESTMENT IN INSURANCE AGENCY

      On January 2, 2001, the Corporation acquired a 50% interest in a local insurance agency, a corporation organized under the laws of the Commonwealth of Pennsylvania. The income or loss from this investment is accounted for under the equity method of accounting. The carrying value of this investment as of December 31, 2007 and 2006 was $212,631 and $201,066, respectively, and is carried in other assets in the accompanying consolidated balance sheets.

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

PER SHARE DATA

      Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share", requires dual presentation of basic and diluted earnings per share. Basic earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding at the end of each period. Diluted earnings per share is calculated by increasing the denominator for the assumed conversion of all potentially dilutive securities. The Corporation does not have any securities which have or will have a dilutive effect, so accordingly, basic and diluted per share data are the same.

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

RECENT ACCOUNTING PRONOUNCEMENTS

      In December 2007, the Financial Accounting Standards Board (FASB) issued State of Financial Accounting Standards SFAS 141(R), "Business
Combinations". SFAS 141(R) will significantly change how entities apply the acquisition method to business combinations. The most significant changes affecting how the Corporation will account for business combinations under this Statement include: the acquisition date will be the date the acquirer obtains control; all (and only) identifiable assets acquired, liabilities assumed, and noncontrolling interests in the acquiree will be stated at fair value on the acquisition date; assets or liabilities arising from noncontractual contingencies will be measured at their acquisition date fair value only if it is more likely than not that they meet the definition of an asset or liability on the acquisition date; adjustments subsequently made to the provisional amounts recorded on the acquisition date will be made retroactively during a measurement period not to exceed one year; acquisition-related restructuring costs that do not meet the criteria in SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities", will be expensed as incurred; transaction costs will be expensed as incurred; reversals of deferred income tax valuation allowances and income tax contingencies will be recognized in earnings subsequent to the measurement period; and the allowance for loan losses of an acquiree will not be permitted to be recognized by the acquirer. Additionally, SFAS 141(R) will require new and modified disclosures surrounding subsequent changes to acquisition-related contingencies, contingent consideration, noncontrolling interests, acquisition-related transaction costs, fair values and cash flows not expected to be collected for acquired loans, and an enhanced goodwill rollforward.

      The Corporation will be required to prospectively apply SFAS 141(R) to all business combinations completed on or after January 1, 2009. Early adoption is not permitted. For business combinations in which the acquisition date was before the effective date, the provisions of SFAS 141(R) will apply to the subsequent accounting for deferred income tax valuation allowances and income tax contingencies and will require any changes in those amounts to be recorded in earnings. Management is currently evaluating the effects that SFAS 141(R) will have on the financial condition, results of operations, liquidity, and the disclosures that will be presented in the consolidated financial statements.

      In December 2007, the FASB issued Statement of Financial Accounting Standards SFAS 160, "Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB 51". SFAS 160 establishes new accounting and reporting standards for noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 will require entities to classify noncontrolling interests as a component of stockholders' equity and will require subsequent changes in ownership interest in a subsidiary to be accounted for as an equity transaction. Additionally, SFAS 160 will require entities to recognize a gain or loss upon the loss of control of a subsidiary and to remeasure any ownership interest retained at fair value on that date. This statement also requires expanded disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective on a prospective basis for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which are required to be applied retrospectively. Early adoption is not permitted. The adoption of this standard is not expected to have a material impact on the Corporation's consolidated financial condition, results of operations or liquidity.

      EITF 06-4, "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements", was issued in September 2006 and is effective for fiscal years beginning after December 15, 2007 with earlier application permitted. EITF 06-4 requires that, for split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods, an employer should recognize a liability for future benefits in accordance with SFAS No. 106. EITF 06-4 requires that recognition of the effects of adoption should be either by (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods. The Corporation adopted this standard as of January 1, 2007 through a cumulative-effect adjustment to beginning retained earnings. This adjustment represented a decrease of $12,570 to retained earnings.

      In November 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 109, which addresses the valuation of written loan commitments accounted for at fair value through earnings. The guidance in SAB 109 expresses the staff's view that the measurement of fair value for a written loan commitment accounted for at fair value through earnings should incorporate the expected net future cash flows related to the associated servicing of the loan. Previously under SAB 105, Application of Accounting Principles to Loan Commitments, this component of value was not incorporated into the fair value of the loan commitment. The Corporation does not account for any written loan commitments at fair value through earnings.

      In June 2007, the FASB ratified the consensus reached in EITF 06-11, "Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards". EITF 06-11 applies to entities that have share-based payment arrangements that entitle employees to receive dividends or dividend equivalents on equity-classified nonvested shares when those dividends or dividend equivalents are charged to retained earnings and result in an income tax deduction. Entities that have share-based payment arrangements that fall within the scope of EITF 06-11 will be required to increase capital surplus for any realized income tax benefit associated with dividends or dividend equivalents paid to employees for equity classified nonvested equity awards. Any increase recorded to capital surplus is required to be included in an entity's pool of excess tax benefits that are available to absorb potential future tax deficiencies on share-based payment awards. The Corporation will adopt EITF 06-11 on January 1, 2008 for dividends declared on share-based payment awards subsequent to this date. The impact of adoption is not expected to have a material impact on financial condition, results of operations, or liquidity.

      In April 2007, the FASB issued FSP 39-1, "Amendment of FASB Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts". FSP 39-1 permits entities to offset fair value amounts recognized for multiple derivative instruments executed with the same counterparty under a master netting agreement. FSP 39-1 clarifies that the fair value amounts recognized for the right to reclaim cash collateral, or the obligation to return cash collateral, arising from the same master netting arrangement, should also be offset against the fair value of the related derivative instruments.

      Effective January 1, 2008, the Corporation adopted a net presentation for derivative positions and related collateral entered into under master netting agreements pursuant to the guidance in FIN 39 and FSP 39-1. The adoption of this guidance would result in balance sheet reclassifications of certain cash collateral-based short-term investments against the related derivative liabilities and certain deposit liability balances against the related fair values of derivative assets. The effects of these reclassifications will fluctuate based on the fair values of derivative contracts but overall would not have a material impact on either total assets or total liabilities. The adoption of these standards will not have an impact on the Corporations consolidated financial condition, results of operations or liquidity.

      In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Liabilities". The statement allows an entity to elect to measure certain financial assets and liabilities at fair value with changes in fair value recognized in the income statement each period. The statement also requires additional disclosures to identify the effects of an entity's fair value election on its earnings. The election is irrevocable. The Corporation is currently assessing whether it will elect to adopt SFAS 159.

      In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards SFAS 158 "Employers' Accounting for Defined Benefit Pension and Other Post Retirement Plans" which requires the Corporation to recognize the funded status of a benefit plan as either assets or liabilities in the consolidated balance sheet and to recognize as a component of other comprehensive income, net of tax, the unrecognized actuarial gains or losses, prior service costs and transition obligations that arise during the period. The adoption of SFAS 158 for the year ended December 31, 2007 did not have a material impact on the Corporation's consolidated financial condition, results of operations or liquidity.

      In September 2006, the FASB issued Statement of Financial Accounting Standards SFAS 157, "Fair Value Measurements", which upon adoption will replace various definitions of fair value in existing accounting literature with a single definition, will establish a framework for measuring fair value, and will require additional disclosures about fair value measurements. The statement clarifies that fair value is the price that would be received to sell an asset or the price paid to transfer a liability in the most advantageous market available to the entity and emphasizes that fair value is a market-based measurement and should be based on the assumptions market participants would use. The statement also creates a three-level hierarchy under which individual fair value estimates are to be ranked based on the relative reliability of the inputs used in the valuation. This hierarchy is the basis for the disclosure requirements, with fair value estimates based on the least reliable inputs requiring more extensive disclosures about the valuation method used and the gains and losses associated with those estimates. SFAS 157 is required to be applied whenever another financial accounting standard requires or permits an asset or liability to be measured at fair value. The statement does not expand the use of fair value to any new circumstances. The Corporation will adopt SFAS 157 on January 1, 2008, and does not expect it to have a material impact on the Corporation's consolidated financial condition, results of operations or liquidity.

      In July 2006, the FASB issued FASB Staff Position FSP 13-2, "Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction". This FSP amends SFAS 13, "Accounting for Leases", to require a lessor in a leveraged lease transaction to recalculate the leveraged lease for the effects of a change or projected change in the timing of cash flows relating to income taxes that are generated by the leveraged lease. The guidance in FSP 13-2 was adopted by the Corporation on January 1, 2007. The application of this FSP did not have a material impact on the Corporation's consolidated financial condition, results of operations or liquidity.

      In June 2006, the FASB issued Interpretation No. 48 FIN 48, "Accounting for Uncertainty in Income Taxes", an interpretation of SFAS 109, "Accounting for Income Taxes". FIN 48 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under FIN 48, tax positions shall initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts. FIN 48 also revises disclosure requirements to include an annual tabular roll-forward of unrecognized tax benefits. The provisions of this interpretation were adopted by the Corporation on January 1, 2007. The adoption of FIN 48 did not have a material impact on the Corporation's consolidated financial condition, results of operations or liquidity.

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

      Effective January 1, 2006, the Corporation adopted this statement by electing amortization method as its measurement method for residential real estate mortgage servicing rights (MSRs).

      In February 2006, the FASB issued Statement of Financial Accounting Standards SFAS 155, "Accounting for Certain Hybrid Financial Instruments", which amends SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS 155 requires entities to evaluate and identify whether interests in securitized financial assets are freestanding derivatives, hybrid financial instruments that contain an embedded derivative requiring bifurcation, or hybrid financial instruments that contain embedded derivatives that do not require bifurcation. SFAS 155 also permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. This statement was effective for all financial instruments acquired or issued by the Corporation on or after January 1, 2007 and the adoption of SFAS 155 did not have a material impact on the Corporation's consolidated financial condition, results of operations or liquidity.

ADVERTISING COSTS

      It is the Corporation's policy to expense advertising costs in the period in which they are incurred. Advertising expense for the years ended December 31, 2007, 2006 and 2005, was approximately $103,853, $100,759, and $81,751, respectively.

RECLASSIFICATIONS

      Certain amounts in the consolidated financial statements of the prior years have been reclassified to conform with presentations used in the 2007 consolidated financial statements. Such reclassifications had no effect on the Corporation's consolidated financial condition or net income.

2. RESTRICTED CASH BALANCES

      The Bank is required to maintain average reserve balances with the Federal Reserve Bank. The amount required at December 31, 2007 was $1,351,000; $1,190,000 was satisfied by vault cash; leaving $161,000 required to be maintained daily. Additionally, as compensation for check clearing and other services, compensating balances are required to be maintained with the Federal Reserve Bank and other correspondent banks. At December 31, 2007, these balances were $879,572.

3. INVESTMENT SECURITIES AVAILABLE-FOR-SALE

      The amortized cost, related estimated fair value, and unrealized gains and losses for investment securities were as follows at December 31, 2007 and 2006:

                                                                         Gross           Gross         Estimated
                                                       Amortized       Unrealized      Unrealized        Fair
                                                         Cost            Gains          Losses          Value
                                                      ------------     -----------     ----------     ------------
DECEMBER 31, 2007:
Obligation of U.S. Government Corporations
  and Agencies:
     Mortgage-backed                                  $ 23,719,055     $   135,204     $   73,181     $ 23,781,078
     Other                                              27,370,354         183,753          6,560       27,547,547
Obligations of state and political subdivisions          3,999,114          46,528              -        4,045,642
Marketable equity securities                             1,105,426          93,737        161,754        1,037,409
Restricted equity securities                             1,274,700               -              -        1,274,700
                                                      ------------     -----------     ----------     ------------
Total                                                 $ 57,468,649     $   459,222     $  241,495     $ 57,686,376
                                                      ============     ===========     ==========     ============

DECEMBER 31, 2006:
Obligation of U.S. Government Corporations
  and Agencies:
     Mortgage-backed                                  $ 21,297,544     $    60,837     $  211,246     $ 21,147,135
     Other                                              25,245,358               -        179,415       25,065,943
Obligations of state and political subdivisions          4,654,404          49,282            926        4,702,760
Marketable equity securities                             1,105,426         264,564         28,459        1,341,531
Restricted equity securities                             1,228,900               -              -        1,228,900
                                                      ------------     -----------     ----------     ------------
Total                                                 $ 53,531,632     $   374,683     $  420,046     $ 53,486,269
                                                      ============     ===========     ==========     ============

      Securities available-for-sale with an aggregate fair value of $48,991,313 and $46,845,312 at December 31, 2007 and 2006, respectively, were pledged to secure public funds, trust funds, securities sold under agreements to repurchase and other balances of $41,100,080 and $38,330,191 at December 31, 2007 and 2006, respectively, as required by law.

      The amortized cost and estimated fair value of debt securities, by expected maturity, are shown below at December 31, 2007. Expected maturities will differ from contractual maturities, because some borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Other securities, marketable equity securities and restricted equity securities are not considered to have defined maturities and are included in the "Due after ten years" category:

                                                        Estimated    Weighted
                                          Amortized       Fair        Average
                                           Cost           Value       Yield
                                         -----------   -----------   --------
Due in one year or less                  $10,369,355   $10,325,465      4.22%
Due after one year through five years     30,450,271    30,655,827      5.31%
Due after five years through ten years    12,946,272    13,054,125      5.73%
Due after ten years                        3,702,751     3,650,959      5.20%
                                         -----------   -----------
Total                                    $57,468,649   $57,686,376      5.22%
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

      There were no aggregate investments with a single issuer (excluding the U.
S. Government and its Agencies) which exceeded ten percent of consolidated stockholders' equity at December 31, 2007. The quality rating of all obligations of state and political subdivisions were "A" or higher, as rated by Moody's or Standard and Poors. The only exceptions were local issues which were not rated, but were secured by the full faith and credit obligations of the communities that issued these securities. All of the state and political subdivision investments were actively traded in a liquid market.

      Proceeds from sales, maturities and redemptions of investments in debt and equity securities classified as available-for-sale during 2007, 2006 and 2005 were $35,798,876, $16,465,192 and $11,891,868, respectively. Gross gains realized on these sales were $41, $58 and $33,947, respectively. There were no gross losses on the 2007, 2006 and 2005 sales.

      In accordance with disclosures required by EITF No. 03-01, the summary below shows the gross unrealized losses and fair value, aggregated by investment category of those individual securities that have been in a continuous unrealized loss position for less than or more than 12 months as of December 31, 2007 and 2006:

                                       Less than 12 months           12 months or more                Total
                                     -------------------------   -------------------------   -------------------------
                                                    Unrealized                 Unrealized                  Unrealized
        Description of Security      Fair Value       Loss        Fair Value      Loss       Fair Value       Loss
----------------------------------   -----------   -----------   -----------   -----------   -----------   -----------
DECEMBER 31, 2007:
Obligations of U.S. Government
   Corporations and Agencies:
      Mortgage-backed                $   658,844   $     2,569   $ 5,986,058   $    70,612   $ 6,644,902   $    73,181
      Other                                    -             -     1,493,440         6,560     1,493,440         6,560
Obligations of state and political
   subdivisions                                -             -             -             -             -             -
Marketable Equity Securities             444,162       106,641       131,208        55,113       575,370       161,754
                                     -----------   -----------   -----------   -----------   -----------   -----------
Total                                $ 1,103,006   $   109,210   $ 7,610,706   $   132,285   $ 8,713,712   $   241,495
                                     ===========   ===========   ===========   ===========   ===========   ===========

DECEMBER 31, 2006:
Obligations of U.S. Government
   Corporations and Agencies:
      Mortgage-backed                $ 1,770,261   $     6,534   $12,121,532   $   204,712   $13,891,793   $   211,246
      Other                            7,228,772        18,194    13,837,170       161,221    21,065,942       179,415
Obligations of state and political
   subdivisions                          322,540           926             -             -       322,540           926
Marketable Equity Securities              45,320         8,954       112,542        19,505       157,862        28,459
                                     -----------   -----------   -----------   -----------   -----------   -----------
Total                                $ 9,366,893   $    34,608   $26,071,244   $   385,438   $35,438,137   $   420,046
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

      The Corporation has both the intent and ability to hold the securities contained in the previous table for a time necessary to recover the cost.

4. LOANS

      Major classifications of loans at December 31, 2007 and 2006 consisted of:

                                                2007             2006
                                           -------------    -------------
Commercial                                 $   8,073,652    $   9,574,252
Tax-exempt                                    13,108,054        9,620,742
Real estate - construction                     3,698,415        2,231,209
Real estate                                  132,453,112      135,008,963
Personal                                       4,058,756        4,117,586
                                           -------------    -------------
Total gross loans                            161,391,989      160,552,752
Add (Deduct):  Unearned discount                 (22,325)         (18,975)
     Unamortized loan costs, net of fees          90,698          107,215
                                           -------------    -------------
Loans, net of unearned income              $ 161,460,362    $ 160,640,992
                                           =============    =============

      Real estate loans held-for-sale in the amount of $418,126 at December 31, 2007 and $216,408 at December 31, 2006 are included in real estate loans above and are carried at the lower of cost or market.

      The aggregate amount of demand deposits that have been reclassified as loan balances at December 31, 2007 and 2006 are $113,436 and $49,200, respectively.

      Non-accrual loans at December 31, 2007, 2006 and 2005 were $77,298, $91,204 and $706,800, respectively. The gross interest that would have been recorded if all non-accrual loans during the year had been current in accordance with their original terms and the amounts actually recorded in income were as follows:

                                   2007       2006       2005
                                 --------   --------   --------
Gross interest due under terms   $ 49,358   $130,183   $ 87,105
Amount included in income           3,857     90,173     28,215
                                 --------   --------   --------
Interest income not recognized   $ 45,501   $ 40,010   $ 58,890
                                 ========   ========   ========

      At December 31, 2007, 2006 and 2005 the recorded investment in loans that are considered to be impaired as defined by SFAS No. 114 was $72,515, $91,204 and $574,485, respectively. No additional charge to operations was required to provide for the impaired loans specifically allocated allowance of $4,783, $6,360 and $127,535, respectively at December 31, 2007, 2006 and 2005, since the total allowance for loan losses is estimated by management to be adequate to provide for the loan loss allowance required by SFAS No. 114 along with any other potential losses. The average recorded investment in impaired loans during the years ended December 31, 2007, 2006 and 2005 was approximately $56,506, $275,362 and $902,384, respectively.

      Loans past due 90 days or more and still accruing interest amounted to $77,298 at December 31, 2007 and $67,115 at December 31, 2006, as presented in accordance with AICPA Statement of Position 01-06, "Accounting by Certain Entities (Including Entities with Trade Receivables) that Lend to or Finance the Activities of Others," effective for fiscal years beginning after December 15, 2001.

      At December 31, 2007, there were no significant commitments to lend additional funds with respect to non-accrual and restructured loans.

      Changes in the allowance for loan losses for the years ended December 31, 2007, 2006 and 2005 were as follows:

                                     2007           2006            2005
                                  -----------    -----------    -----------
Balance, beginning of year        $ 1,455,636    $ 1,552,576    $ 1,391,826
Provision charged to operations        30,000        175,000         90,000
Loans charged-off                     (83,778)      (299,745)       (54,306)
Recoveries                             35,647         27,805        125,056
                                  -----------    -----------    -----------
Balance, end of year              $ 1,437,505    $ 1,455,636    $ 1,552,576
                                  ===========    ===========    ===========

5. MORTGAGE SERVICING RIGHTS

      The Corporation commenced selling real estate mortgages during the last quarter of 2002. The mortgage loans sold which are serviced for others are not included in the accompanying Consolidated Balance Sheets. The unpaid principal balances of mortgage loans serviced for others were $13,478,778 and $9,781,577 at December 31, 2007 and 2006, respectively. The balances of amortized mortgage servicing rights included in other assets at December 31, 2007 and 2006 were $49,113 and $26,779, respectively. Valuation allowances were not provided since fair values were determined to exceed carrying values. Fair values were determined using a discount rate of 6% and average expected lives of 3 to 6 years.

      The following summarizes mortgage servicing rights capitalized and amortized:

                                    2007           2006
                                  ----------    ---------
Balance, January 1                $  26,779     $  36,366
Servicing asset additions           39,852        10,242
Amortization                        (17,518)      (19,829)
                                  ---------     ---------
Balance, December 31              $  49,113     $  26,779
                                  =========     =========

      The Bank does not require custodial escrow accounts in connection with the foregoing loan servicing.

6. PREMISES AND EQUIPMENT

      A summary of premises and equipment at StateDecember 31, 2007 and 2006 follows:

                                      2007          2006
                                  -----------   -----------
Land                              $   980,433   $   737,526
Buildings and improvements          5,302,424     5,291,624
Furniture and equipment             3,807,990     3,786,436
                                  -----------   -----------
                                   10,090,847     9,815,586
Less:  Accumulated depreciation     5,003,399     4,766,796
                                  -----------   -----------
                                  $ 5,087,448   $ 5,048,790
                                  ===========   ===========

      Depreciation amounted to $409,076, $376,277 and $414,214 in 2007, 2006 and
2005, respectively.

7. DEPOSITS

      Major classifications of deposits at StateDecember 31, 2007 and 2006 consisted of:

                                   2007           2006
                                ------------   ------------
Demand - non-interest bearing   $ 19,394,241   $ 19,257,761
Demand - interest bearing         28,783,914     28,842,953
Savings                           30,903,568     34,023,884
Time $100,000 and over            30,640,784     28,870,821
Other time                        61,215,984     58,289,088
                                ------------   ------------
Balance, December 31            $170,938,491   $169,284,507
                                ============   ============

      The following is a schedule reflecting remaining maturities of time deposits of $100,000 and over at StateDecember 31, 2007:


2008                    $ 22,392,663
2009                       2,878,571
2010                       1,771,557
2011                       1,752,106
2012 and thereafter        1,845,887
                        ------------
Total                   $ 30,640,784
                        ------------

      Interest expense related to time deposits of $100,000 or more was $1,369,298 in 2007, $1,127,954 in 2006 and $910,413 in

2005.

8. SHORT-TERM BORROWINGS

      Securities sold under agreements to repurchase and Federal Home Loan Bank advances generally represented overnight or less than 30-day borrowings. U.S. Treasury tax and loan notes for collections made by the Bank were payable on demand. Short-term borrowings consisted of the following at StateDecember 31, 2007 and 2006:

                                               2007                                                2006
                              ---------------------------------------   -----------------------------------------------------------
                                             Weighted       Maximum                               Weighted      Maximum
                                Ending        Average      Month End    Average     Ending        Average      Month End    Average
                                Balance       Balance       Balance      Rate       Balance       Balance       Balance      Rate
                              -----------   -----------   -----------   -------   -----------   -----------   -----------   -------
Securities sold under
    agreements
    to repurchase             $29,265,102   $31,204,896   $37,489,889    4.61%    $28,709,389   $25,036,106   $29,739,452     4.57%
Other short-term borrowings             -             -                  0.00%              -        19,178        50,000     5.26%
U.S. Treasury tax and loan
    notes                         245,775       376,146     1,000,000    4.91%        600,459       315,805       901,384     4.72%
                              -----------   -----------   -----------             -----------   -----------   -----------
Total                         $29,510,877   $31,581,042   $38,489,889    4.61%    $29,309,848   $25,371,089   $30,690,836     4.58%
                              ===========   ===========   ===========             ===========   ===========   ===========

9. LONG-TERM BORROWINGS

      Long-term borrowings consist of advances due Federal Home Loan Bank. Under terms of a blanket agreement, the loans were secured by certain qualifying assets of the Bank which consisted principally of first mortgage loans and certain investment securities. The carrying value of these collateralized items was $11,136,908 at December 31, 2007. The Bank has lines of credit with Atlantic Central Bankers Bank, PNC, Federal Reserve Bank Discount Window and Federal Home Loan Bank in the aggregate amount of $129,032,000 at December
31, 2007. The unused portions of these lines of credit were $5,000,000, $7,000,000, $2,000,000 and $103,735,000, respectively at December 31, 2007.
Long-term borrowings consisted of the following At December 31, 2007 and 2006:

                                                                                              2007           2006
                                                                                           ------------   -----------
Loan dated November 28, 1997 in the original amount of $225,000 for a 10 year term requiring monthly payments of $1,627 including interest at 6.12%, maturing
     in 2007 with a final payment due of $146,690.  Principal balances outstanding.        $          -   $   156,074
Loan dated February 18, 1998 in the original amount of $2,000,000 for a 10 year term with a 5 year put.  Interest only is payable monthly at 5.48% with a floating rate option, at the discretion of FHLB, at the end of 5 years
     Principal balances outstanding.                                                          2,000,000     2,000,000
Loan dated June 25, 1998 in the original amount of $72,000 for a 30 year term requiring monthly payments of $425 including interest at 5.856%
     Principal balances outstanding.                                                             60,928        62,413
Loan dated February 23, 1999 in the original amount of $29,160 for a 20 year term requiring monthly payments of $179 including interest at 5.50%.  Principal
     balances outstanding.                                                                       22,979        23,838
Loan dated August 20, 1999 in the original amount of $32,400 for a 20 year term requiring monthly payments of $199 including interest at 5.50%.  Principal
     balances outstanding.                                                                       26,017        26,946
Loan dated January 27, 2000 in the original amount of $5,000,000 for a 10 year term with a 1 year conversion date, at the discretion of FHLB, and a 3 month conversion frequency thereafter.  At December 31, 2007 the interest rate was 6.00%
     Principal balances outstanding.                                                          5,000,000     5,000,000
Loan dated August 16, 2000 in the original amount of $2,000,000 for a 10 year term with a 6 month conversion date, at the discretion of FHLB, and a 3 month conversion frequency thereafter.  At December 31, 2007 the interest rate was 5.925%
     Principal balances outstanding.                                                          2,000,000     2,000,000
Loan dated September 20, 2000 in the original amount of $2,000,000 for a 10 year term with a 3 year conversion date, at the discretion of FHLB, and a 3 month conversion frequency thereafter.  At December 31, 2007 the interest rate was 6.10%
     Principal balances outstanding.                                                          2,000,000     2,000,000
Loan dated December 13, 2000 in the original amount of $32,092 for a 20 year term requiring monthly payments of $197 including interest at 5.50%.  Principal
     balances outstanding.                                                                       26,984        27,840
                                                                                           ------------   -----------
Total                                                                                      $ 11,136,908   $11,297,111
                                                                                           ============   ===========

      At December 31, 2007 the annual maturities of long-term debt were as follows: $2,004,366 in 2008, $4,619 in 2009,
$9,004,885 in 2010, $5,167 in 2011, $5,466 in 2012 and $112,405 thereafter.

10. COMPREHENSIVE INCOME

      The components of the change in other comprehensive income and related tax effects are as follows:

                                                               Years Ended December 31,
                                                           ---------------------------------
                                                             2007        2006        2005
                                                           ---------   ---------   ---------
Unrealized holding gains (losses) on available-for-sale
     investment securities                                 $ 263,050   $ 414,427   $(816,725)
Reclassification adjustment for gains realized in income          41          58      33,947
                                                           ---------   ---------   ---------
Change in unrealized gains (losses) before tax effect        263,091     414,485    (782,778)
Tax effect                                                    89,451     140,928     266,148
                                                           ---------   ---------   ---------
Net change in unrealized gains (losses)                    $ 173,640   $ 273,557   $(516,630)
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

                                  Per Share
                           ----------------------
                           Employees'    Market
                Number      Purchase     Value
               of Shares     Price      of Shares
               ---------   ----------   ---------
Date Issued:
   2007          557        $ 25.50      $ 28.33
   2006          464        $ 25.38      $ 28.20
   2005          365        $ 24.52      $ 27.24

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

            Number      Total
          of Shares   Proceeds
          ---------   ---------
Year:
   2007     8,315     $ 221,539
   2006     6,863     $ 192,817
   2005     8,254     $ 226,765

12. INCOME TAXES

      The provision for income tax expense consisted of the following components:

                               2007         2006         2005
                            ---------    ---------    ---------
Federal:
      Current               $ 912,619    $ 808,698    $ 710,482
      Deferred (benefit)      (24,582)     (31,363)     (79,970)
                              888,037      777,335      630,512

State:
      Current                       -            -            -
      Deferred (benefit)
                                    -            -            -
                            ---------    ---------    ---------
                                    -            -            -
                            ---------    ---------    ---------
Total Provision for Taxes   $ 888,037    $ 777,335    $ 630,512
                            =========    =========    =========

      A reconciliation of the actual provision for federal income tax expense and the amounts which would have been recorded based upon the statutory rate of 34% follows:

                                                  2007                     2006                   2005
                                         ---------------------   -----------------------   ------------------
                                          Amount        % Rate      Amount        % Rate     Amount    % Rate
                                         -----------    ------   -----------     -------   ---------   -------
Provision at statutory rate              $ 1,201,875    34.0     $ 1,084,252      34.0     $ 971,064    34.0
Tax-exempt income                           (236,093)   (6.7)       (234,510)     (7.4)     (271,565)   (9.5)
Non-deductible expenses                       31,895     0.9          27,627       0.9        24,830     0.8
Bank-owned life insurance income - net       (96,730)   (2.7)        (86,047)     (2.7)      (83,992)   (2.9)
Other, net                                   (12,910)   (0.4)        (13,987)     (0.4)       (9,825)   (0.3)
                                         -----------    ----     -----------      ----     ---------    ----
Actual federal income tax and rate       $   888,037    25.1     $   777,335      24.4     $ 630,512    22.1
                                         ===========    ====     ===========      ====     =========    ====

      Income taxes applicable to realized security gains included in the provision for income taxes totaled $14 in 2007, $20 in 2006 and $11,542 in 2005.

      The net deferred tax asset recorded by the Corporation consisted of the following tax effects of temporary timing differences at December 31, 2007, 2006 and 2005:

                                                   2007         2006         2005
                                                 ---------    ---------    ---------
Deferred tax assets:
     Allowance for loan losses                   $ 386,990    $ 393,154    $ 402,059
     Allowance for off balance sheet losses          3,230        3,230        3,230
     Deferred compensation and director's fees     337,861      292,665      256,279
     Non-accrual loan interest                       9,122        8,363       20,023
     Mortgage servicing rights                      13,347       13,535       12,640
     Charitable contributions                            -        5,100            -
     Unrealized investment securities losses             -       15,424      156,347
                                                 ---------    ---------    ---------
Total                                              750,550      731,471      850,578
                                                 =========    =========    =========

Deferred tax liabilities:
     Loan fees and costs                           (60,080)     (59,970)     (66,993)
     Accretion                                     (14,106)      (2,202)      (1,320)
     Depreciation                                 (322,932)    (328,957)    (333,096)
     Investment in insurance agency                (15,423)     (11,491)     (10,758)
     Unrealized investment securities gains        (74,027)           -            -
Total                                             (486,568)    (402,620)    (412,167)
                                                 ---------    ---------    ---------
Net deferred tax asset                           $ 263,982    $ 328,851    $ 438,411
                                                 =========    =========    =========

      The above net deferred asset is included in other assets on the consolidated balance sheets. It is anticipated that all tax assets shown above will be realized, accordingly, no valuation allowance was provided.

      The Corporation and its subsidiary file a consolidated federal income tax return. The Parent Company is also required to file a separate state income tax return and has available state operating loss carryforwards totaling $858,045. The losses expire through 2027. The related deferred net state tax asset in the amount of $81,187 has been fully reserved and is not reflected in the net tax asset since management is of the opinion that such assets will not be realized in the foreseeable future.

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

      Matching contributions amounted to $91,435, $75,444 and $66,207 in 2007, 2006 and 2005, respectively. There were no discretionary contributions in 2007, 2006 and 2005.

DEFERRED COMPENSATION PLANS

DIRECTORS

      During 1990, the Bank entered into agreements with two directors to establish non-qualified deferred compensation plans for each of these directors. In 1994, additional plans were established for these two directors plus another director. These plans were limited to four-year terms. The Bank may, however, enter into subsequent similar plans with its directors. Each of the participating directors deferred the payment to himself of certain directors' fees to which he was entitled. Each director's future payment is based upon the cumulative amount of deferred fees together with interest currently accruing thereon at the rate of 8% per annum, subject to change by the Board of Directors. The total accrued liability as of December 31, 2007 and 2006 was $206,521 and $208,734, respectively, relating to these directors' deferred compensation agreements.

      During 2003, the directors were given the option of receiving or deferring their directors' fees under a non-qualified deferred compensation plan which allows the director to defer such fees until the year following the expiration of the directors' term. Payments are then made over specified terms under these arrangements up to a ten year period. Interest is to accrue on these deferred fees at a five year certificate of deposit rate, which was 4% in 2007. The certificate of deposit rate will reset in January 2008. Three directors have elected to participate in this program and the total accrued liability as of December 31, 2007 and 2006 was $171,178 and $115,687, respectively.

      Total directors fees, including amounts currently paid for the years ended December 31, 2007, 2006 and 2005 were $188,143, $170,746 and $189,833, respectively, and the total accrued liability under the directors deferred compensation plans as of December 31, 2007 and 2006 was $377,699 and $324,421 respectively.

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

      During 2002, the agreements with the two executive officers were modified. Under one agreement, the executive officer will receive $225,000 payable monthly over a 10 year period commencing in February 2003. Under another agreement, another executive officer will receive $175,000 payable monthly over a 10 year period commencing in April 2003. This second agreement also provides post-employment health care benefits to the executive officer until the attainment of age 65. As of December 31, 2007 and 2006, the net cash value of insurance policies was $412,190 and $396,322, respectively, and the total accrued liability, equal to the present value of these obligations, was $182,336 and $212,768, respectively, relating to these executive officers' and directors' deferred compensation agreements. The post-employment health care benefit has expired.

      The Bank entered into agreements to provide post-retirement benefits to employees in the form of life insurance payable to the employee's upon their death through endorsement split dollar life insurance arrangements. The Corporation adopted the guidance in EITF-06-4 (See recent accounting pronouncements in Note 1) effective January 1, 2007 to recognize the liability for future benefits in the amount of $12,570.

      In April 2003, the Bank entered into non-qualified deferred compensation agreements with three executive officers to provide supplemental retirement benefits commencing with the executive's retirement and ending 15 years thereafter. The deferred compensation expense related to these agreements for the years ended December 31, 2007, 2006 and 2005 was $110,080, $97,244 and
$91,507 respectively, and the total accrued liability as of December 31, 2007 and 2006 was $433,672 and $323,592, respectively.

      Total deferred compensation expense for current and retired executive officers for the years ended December 31, 2007, 2006 and 2005 was $119,649, $108,239 and $ 105,004, respectively, and the total accrued liability under the executive officers' deferred compensation plans as of December 31, 2007 and 2006 was $628,577 and $536,360, respectively.

14. LEASE COMMITMENTS AND CONTINGENCIES

      The Corporation's banking subsidiary entered into an operating lease on October 23, 2004 for the rental of a branch banking facility. The initial lease is for a term of five years, with two options available to renew for an additional term of five years each. Rent expense for this facility was $28,000 for the year ended December 31, 2007. Minimum rental payments required under this lease are 2008 - $28,000 and 2009 - $22,957.

      At December 31, 2007 the Bank was leasing some minor office equipment under operating leases.

      Rental expense under operating leases for the years ended December 31, 2007, 2006 and 2005 was $496, $1,070, and $817, respectively.

      The Corporation's banking subsidiary entered into an operating lease on July 2, 2005 for the use of a 2005 GMC Yukon. The lease term is 36 months. Lease expense for the year ended December 31, 2007 was $7,175. Minimum rental payments required are as follows: 2008 - $3,587.

      In the normal course of business, there were various pending legal actions and proceedings which were not reflected in the consolidated financial statements. In the opinion of management, the consolidated financial statements have not and will not be affected materially by the outcome of such actions and proceedings.

15. ACQUISITION COMMITMENT

      On November 29, 2007, CCFNB Bancorp, Inc. (CCFNB Bancorp) entered into a definitive agreement with Columbia Financial Corporation ("Columbia Financial") for CCFNB Bancorp to acquire Columbia Financial for approximately 1,030,407 shares of CCFNB Bancorp common stock. Based upon CCFNB Bancorp closing common stock price on November 29, 2007, the consideration represents approximately $26,223,842 in stock or approximately $18.32 per Columbia Financial share.

      Columbia Financial based in Bloomsburg, Pennsylvania, with approximately $315 million in assets and $259 million in deposits, provides banking and other financial services, including trust, investment and brokerage, to individuals and businesses in Columbia, Northumberland and Luzerne Counties, Pennsylvania. The transaction is expected to close in the third quarter of 2008 and is subject to customary closing conditions, including regulatory approvals and the approvals of CCFNB Bancorp and Columbia Financial stockholders.

16. RELATED PARTY TRANSACTIONS

      Certain directors and executive officers of the Corporation and the Bank, as well as companies in which they are principal owners (i.e., at least 10% ownership), were indebted to the Bank at December 31, 2007 and 2006. These loans were made on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated parties. These loans did not present more than the normal risk of collectibility nor present other unfavorable features.

      A summary of the activity on the related party loans, comprised of five directors, seven executive officers and their related companies, consisted of the following:

                                2007            2006
                             -----------    -----------
Balance, beginning of year   $   931,299    $ 1,245,846
Additions                        600,111        483,787
Repayments                      (605,654)      (798,334)
                             -----------    -----------
Balance, end of year         $   925,756    $   931,299
                             ===========    ===========

      The above loans represent funds drawn and outstanding at the date of the accompanying consolidated financial statement. Commitments by the Bank to related parties on loan commitments and standby letters of credit for 2007 and 2006 presented an off-balance sheet risk to the extent of undisbursed funds in the amount of $917,585 and $623,567, respectively.

      Deposits from certain officers and directors and/or their affiliated companies held by the Bank amounted to $1,727,986 and $1,845,404 at December 31, 2007 and 2006, respectively.

17. REGULATORY MATTERS

      Dividends are paid by the Corporation to shareholders from its assets which are mainly provided by dividends from the Bank. However, national banking laws place certain restrictions on the amount of cash dividends allowed to be paid by the Bank to the Corporation. Generally, the limitation provides that dividend payments may not exceed the Bank's current year's retained income plus retained net income for the preceding two years. Accordingly, in 2008, without prior regulatory approval, the Bank may declare dividends to the Corporation in the amount of $2,067,807 plus additional amounts equal to the net income earned in 2008 for the period January 1, 2008, through the date of declaration, less any dividends which may have already been paid in 2008. Regulations also limit the amount of loans and advances from the Bank to the Corporation to 10% of consolidated net assets.

      The Corporation is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Corporation's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation must meet specific capital guidelines that involve quantitative measures of the Corporation's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Corporation's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Management believes, as of December 31, 2007 and 2006, that the Corporation and the Bank met all capital adequacy requirements to which they are subject.

      Quantitative measures established by regulation to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier I Capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I Capital (as defined) to average assets (as defined).

      As of December 31, 2007, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

      The Corporation's actual capital amounts (in thousands) and ratios are presented in the following table:

                                                                                                   To Be Well
                                                                                                Capitalized Under
                                                                              For Capital       Prompt Corrective
                                                             Actual        Adequacy Purposes    Action Provisions
                                                       -----------------   -----------------   ------------------
                                                        Amount     Ratio    Amount     Ratio    Amount    Ratio
                                                       --------   ------   --------   ------   --------   ------
As of December 31, 2007:
    Total Risk-Based Capital                           $ 32,930   18.93%   $ 13,917    8.00%   $ 17,396    10.00%
       (To risk-weighted assets)
    Tier I Capital                                     $ 31,483   18.10%   $  6,958    4.00%   $ 10,436     6.00%
       (To risk-weighted assets)
    Tier I Capital                                     $ 31,483   12.71%   $  9,908    4.00%   $ 12,385     5.00%
       (To average assets)

As of December 31, 2006:
    Total Risk-Based Capital                           $ 31,685   20.29%   $ 12,493    8.00%   $ 15,616    10.00%
       (To risk-weighted assets)
    Tier I Capital                                     $ 30,063   19.25%   $  6,247    4.00%   $  9,370     6.00%
       (To risk-weighted assets)
    Tier I Capital                                     $ 30,063   12.71%   $  9,461    4.00%   $ 11,827     5.00%
       (To average assets)

      The Corporation's capital ratios are not materially different from those of the Bank.

18. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND CONCENTRATIONS OF CREDIT RISK

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

 The Corporation may require collateral or other security to support financial instruments with off-balance sheet credit risk. The contract or notional amounts at December 31, 2007 and 2006 were as follows:

                                                                          2007           2006
                                                                      ------------   ------------
Financial instruments whose contract amounts represent credit risk:
     Commitments to extend credit                                     $ 20,492,020   $ 10,751,463
     Financial standby letters of credit                                   755,686        867,504
     Performance standby letters of credit                                 922,858        529,636
     Dealer floor plans                                                     66,372        437,218
     Loans for resale                                                      418,126         50,750

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

      Standby letters of credit and commercial letters of credit are conditional commitments issued by the Corporation to guarantee payment to a third party when a customer either fails to repay an obligation or fails to perform some non-financial obligation. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Corporation holds collateral supporting those commitments for which collateral is deemed necessary. The extent of collateral held for those commitments at December 31, 2007 varied from 0 percent to 100 percent; the average amount collateralized was 19.2 percent.

      The Corporation's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and letters of credit is represented by the contractual notional amount of those instruments. The Corporation uses the same credit policies in making commitments and conditional obligations, as it does for on-balance sheet instruments.

      The Corporation granted commercial, consumer and residential loans to customers primarily within Pennsylvania. Of the total loan portfolio 84.4% was for real estate loans, principally residential. It was the opinion of management that the high concentration did not pose an adverse credit risk. Further, it was management's opinion that the remainder of the loan portfolio was balanced and diversified to the extent necessary to avoid any significant concentration of credit.

19.   FAIR VALUES OF FINANCIAL INSTRUMENTS

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

      DEPOSITS

            Under SFAS No. 107, the fair value of deposits with no stated maturity, such as Demand Deposits, Savings Accounts, and Money Market Accounts, was equal to the amount payable on demand At StateDecember 31, 2007 and 2006.

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

      At StateDecember 31, 2007 and 2006, the carrying values and estimated fair values of financial instruments are presented in the table below:

                                                                 2007                              2006
                                                    ------------------------------    --------------------------------
                                                     Carrying          Estimated           Carrying      Estimated
                                                      Amount          Fair Value           Amount        Fair Value
                                                    -------------    -------------    -------------    -------------
Financial Assets:
       Cash and short-term investments              $  13,401,231    $  13,401,231    $  15,531,498    $  15,531,498
       Investment securities                           57,686,376       57,686,376       53,486,269       53,486,269

Loans:
       Commercial                                       8,073,652        8,035,579        9,574,252        9,520,265
       Tax-exempt                                      13,108,054       12,829,364        9,620,742        9,492,663
       Real estate - construction                       3,698,415        3,708,191        2,231,209        2,234,882
       Real estate                                    132,453,112      132,257,558      135,008,963      134,678,025
       Personal                                         4,058,756        4,213,237        4,117,586        4,254,343
                                                    -------------    -------------    -------------    -------------
       Gross loans                                    161,391,989      161,043,929      160,552,752      160,180,178
       Add (Deduct):  Unearned discount                   (22,325)               -          (18,975)               -
       Unamortized loan fees, net of costs                 90,698                -          107,215                -
                                                    -------------    -------------    -------------    -------------
       Loans, net of unearned income                  161,460,362      161,043,929      160,640,992      160,180,178
       Allowance for losses                             1,437,505                -        1,455,636                -
                                                    -------------    -------------    -------------    -------------
           Net loans                                $ 160,022,857    $ 161,043,929    $ 159,185,356    $ 160,180,178
                                                    =============    =============    =============    =============

Cash surrender value of bank owned life insurance   $   7,076,208    $   7,076,208    $   6,767,080    $   6,767,080
Financial Liabilities:
   Deposits:
       Demand - non-interest bearing                $  19,394,241    $  19,394,241    $  19,257,761    $  19,257,761
       Demand - interest bearing                       28,783,914       28,783,914       28,842,953       28,842,953
       Savings                                         30,903,568       30,903,568       34,023,884       34,023,884
       Time - $100,000 and over                        30,640,784       30,770,430       28,870,821       28,765,326
       Other time                                      61,215,984       61,103,537       58,289,088       58,173,492
                                                    -------------    -------------    -------------    -------------
           Total Deposits                           $ 170,938,491    $ 170,955,690    $ 169,284,507    $ 169,063,416
                                                    =============    =============    =============    =============
Short-Term Borrowings                               $  29,510,877    $  29,510,877    $  29,309,848    $  29,309,848
Long-Term Borrowings                                   11,136,909       11,708,033       11,297,111       11,772,313

Off-Balance Sheet Assets (Liabilities):
       Commitments to extend credit                                  $  20,492,020                     $  10,751,460
       Standby letters of credit                                           755,686                           867,504
       Performance standby letters of credit                               922,858                           529,636
       Dealer floor plans                                                   66,372                           437,218

20.   PARENT COMPANY FINANCIAL INFORMATION

      Condensed financial information for CCFNB Bancorp, Inc. (Parent Company only) was as follows:

                                                                                December 31,
                                                                        ----------------------------
BALANCE SHEETS                                              2007            2006           2005
------------------------------------------------------   ------------   ------------    ------------
Assets
       Cash                                              $    131,321   $    162,071    $    155,207
       Investment in subsidiary                            30,090,437     28,606,146      27,437,827
       Investment in other equity securities                1,037,409      1,341,531       1,264,946
       Prepayments and other assets                           401,713        260,825         198,909
       Receivable from subsidiary                                   -              -          38,014
                                                         ------------   ------------    ------------
            Total Assets                                 $ 31,660,880   $ 30,370,573    $ 29,094,903
                                                         ============   ============    ============

Liabilities and Stockholders' Equity

       Accrued expenses and other liabilities            $     15,423   $     91,766    $     82,477
       Payable to subsidiary                                   18,879         29,987               -
                                                         ------------   ------------    ------------
            Total Liabilities                                  34,302        121,753          82,477
                                                         ============   ============    ============
Stockholders' Equity

       Common stock                                         1,533,170      1,552,080       1,572,921
       Surplus                                              2,271,175      2,672,545       3,126,502
       Retained earnings                                   27,678,533     26,054,135      24,616,500
       Accumulated other comprehensive (loss)                 143,700        (29,940)       (303,497)
                                                         ------------   ------------    ------------
            Total Stockholders' Equity                     31,626,578     30,248,820      29,012,426
                                                         ------------   ------------    ------------
            Total Liabilities and Stockholders' Equity   $ 31,660,880   $ 30,370,573    $ 29,094,903
                                                         ============   ============    ============

                                                                                             Years Ended December 31,
                                                                                    -----------------------------------------
STATEMENTS OF INCOME                                                                   2007            2006          2004
-------------------------------------------------------------------------------     -----------    -----------    -----------
Income
       Dividends from subsidiary bank                                               $ 1,533,595    $ 1,478,298    $ 1,223,000
       Dividends - other                                                                 45,722         44,469         40,660
       Securities gains                                                                      41             58         33,947
       Other                                                                                  -              -              -
       Interest                                                                           1,463          1,520          1,416
                                                                                    -----------    -----------    -----------
            Total Income                                                              1,580,821      1,524,345      1,299,023
Operating expenses                                                                       89,222         82,367        109,927
                                                                                    -----------    -----------    -----------
            Income Before Taxes and Equity in Undistributed
            Net Income of Subsidiary and Insurance Agency                             1,491,599      1,441,978      1,189,096
Applicable income tax (benefit)                                                         (21,225)       (22,199)       (17,340)
                                                                                    -----------    -----------    -----------
            Income Before Equity in Undistributed Net Income of Subsidiary
            and Equity in Income from Insurance Agency                                1,512,824      1,464,177      1,206,436
Equity in undistributed income of subsidiary                                          1,122,499        945,308      1,007,756
Equity in income from investment in insurance agency                                     11,565          2,156         11,366
                                                                                    -----------    -----------    -----------
            Net Income                                                              $ 2,646,888    $ 2,411,641    $ 2,225,558
                                                                                    ===========    ===========    ===========

STATEMENTS OF CASH FLOWS
Operating Activities:
   Net income                                                                       $ 2,646,888    $ 2,411,641    $ 2,225,558
   Adjustments to reconcile net income to net cash provided by operating activities:
       Deferred income taxes                                                              3,932            733          3,864
       Securities gains                                                                     (41)           (58)       (33,947)
       Equity in undistributed net income of subsidiary                              (1,122,499)      (945,308)    (1,007,756)
       (Income) from investment in insurance agency                                     (11,565)        (2,156)       (11,366)
       (Increase) decrease in prepayments and other assets                             (106,198)       (59,760)        57,733
       (Increase) decrease in receivable from subsidiary                                      -         39,322        (38,014)
       Increase (decrease) in payable to subsidiary                                      (9,531)        29,986        (34,862)
       Increase (decrease) in income taxes and accrued expenses payable                       -        (17,482)        17,482
                                                                                    -----------    -----------    -----------
            Net Cash Provided By Operating Activities                                 1,400,986      1,456,918      1,178,692
                                                                                    -----------    -----------    -----------
Investing Activities:
   Purchase of equity securities                                                              -              -       (140,707)
   Proceeds from sale of equity securities                                                   41             58        142,087
                                                                                    -----------    -----------    -----------
            Net Cash Provided By Investing Activities                                        41             58          1,380
                                                                                    -----------    -----------    -----------
Financing Activities:
   Acquisition of treasury stock                                                       (657,600)      (680,700)      (505,700)
   Proceeds from issuance of common stock                                               235,743        204,594        235,714
   Cash dividends                                                                    (1,009,920)      (974,006)      (933,013)
                                                                                    -----------    -----------    -----------
            Net Cash (Used In) Financing Activities                                  (1,431,777)    (1,450,112)    (1,202,999)
                                                                                    -----------    -----------    -----------
            Increase (Decrease) in Cash and Cash Equivalents                            (30,750)         6,864        (22,927)
Cash and Cash Equivalents at Beginning of Year                                          162,071        155,207        178,134
                                                                                    -----------    -----------    -----------
            Cash and Cash Equivalents at End of Year                                $   131,321    $   162,071    $   155,207
                                                                                    -----------    -----------    -----------

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of CCFNB Bancorp, Inc.

      We have audited the accompanying consolidated balance sheets of CCFNB Bancorp, Inc. and Subsidiary as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial state\ments based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CCFNB Bancorp, Inc. and Subsidiary as of December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007 are in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Corporation changed its method of accounting for endorsement split-dollar life insurance arrangements in accordance with the Emerging Issues Task Force (EITF) Issue No. 06-4 "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements" as of January 1, 2007.

/s/ J. H. Williams & Co., LLP

J. H. Williams & Co., LLP
Kingston, Pennsylvania
February 28, 2008

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF OUR DISCLOSURE CONTROLS AND INTERNAL CONTROLS. We evaluated the effectiveness of the design and operation of our "disclosure controls and procedures" (Disclosure Controls), and our "internal controls and procedures for financial reporting" (Internal Controls). This evaluation (the Controls Evaluation) was done under the supervision and with the participation of management, including our Chief Executive Officer (CEO) and Chief Financial Officer (Treasurer). Rules adopted by the SEC require that, in this section of this report, we present the conclusions of the CEO and the Treasurer about the effectiveness of our Disclosure Controls and Internal Controls as of December 31, 2007.

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

      In accord with Commission requirements, the CEO and Treasurer note that, as of December 31, 2007, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

CONCLUSIONS. Based upon the Controls Evaluation, our CEO and Treasurer have concluded that, as of December 31, 2007, subject to the limitations noted above, our Disclosure Controls are effective to ensure that material information relating to CCFNB Bancorp, Inc. and its consolidated subsidiaries is made known to management, including the CEO and Treasurer, particularly during the period when our Exchange Act periodic reports are being prepared, and that our Internal Controls are effective as of December 31, 2007, to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

                              ELECTION OF DIRECTORS

      The Corporation has nine directors who are divided into three classes:
Three directors are in Class 1; three directors are in Class 2; and three directors are in Class 3. Each director holds office for a three-year term. The terms of the classes are staggered, so that the term of office of one class expires each year. Class 1 director Charles E. Long will be resigning from the Board before the annual meeting because of age requirements.

      The following information includes the age of each nominee and current director as of the date of the meeting. All directors of the Corporation are also directors of the bank.

CLASS 1 DIRECTORS WHOSE TERM EXPIRES IN 2008 AND NOMINEES FOR CLASS 1 DIRECTORS WHOSE TERM WILL EXPIRE IN 2011

      ROBERT M. BREWINGTON, JR., 57

      Director since 1996. Owner of Sutliff Motors and Brewington Transportation and a part owner of J&B Honda (sales and service of cars and trucks; school bus contractor, sales of motorcycles and ATVs). Mr. Brewington is the brother of Sally Tucker, the bank's Marketing Director.

      WILLARD H. KILE, JR., D.M.D., 53

      Director since 2000. Partner of Kile & Robinson LLC (dentists); Partner of Kile & Kile Real Estate. Mr. Kile is a first cousin to Lance O. Diehl, our President and Chief Executive Officer.

CLASS 1 DIRECTOR WHOSE TERM EXPIRES IN 2008 AND CAN NO LONGER SERVE DUE TO THE AGE QUALIFICATION

      CHARLES E. LONG, 72

      Director since 1993. Retired. Former president of Long Supply Co., Inc. ( a wholesaler and retailer of hardware and masonry products).

CLASS 2 DIRECTORS WHOSE TERM EXPIRES IN 2010

      LANCE O. DIEHL, 42

      Director since 2003. President and Chief Executive Officer of the Corporation and the bank. Former Executive Vice President of Branch Operations and Marketing of the bank. Mr. Diehl is a first cousin to Mr. Kile, a director.

      W. BRUCE MCMICHAEL, 48

      Director since 2006. Licensed Funeral Director; President, McMichael Funeral Home, Inc., Benton, PA.

      PAUL E. REICHART, 70

      Director since 1983. Chairman and former Vice Chairman of the Corporation and the bank. Former President and Chief Executive Officer of the Corporation and the bank.

CLASS 3 DIRECTORS WHOSE TERM EXPIRES IN 2009

      EDWARD L. CAMPBELL, 69

      Director since 1985. Secretary of the Corporation and the bank. President of ELC Enterprises, Inc. and a partner of Heritage Acres, Evergreens.

      FRANK D. GEHRIG, 62

      Director since 2004. Partner in Accounting Firm of Brewer, Gehrig & Johnson, Certified Public Accountants.

      ELWOOD R. HARDING, JR., 61

      Director since 1984. Vice Chairman of the Corporation and the bank. Attorney at law and President of Premier Real Estate Settlement Services, Inc. (title insurance).

NUMBER OF MEETINGS

      During 2007, the Corporation's Board of Directors held 18 meetings and the bank's Board of Directors held 25 meetings. All of the Corporation's directors attended 75% or more of all Board of Directors and Committee meetings of the Corporation and the bank during 2007.

             COMMITTEES OF THE BOARD OF DIRECTORS OF THE CORPORATION

      The Audit Committee of the Corporation is composed of the same members as the Audit Committee of the bank. See discussion under the caption: "Audit Committee Report". The Audit Committee serves as the Qualified Legal Compliance Committee of the Corporation for purposes of Rule 205 of the SEC.

      The Corporation has no other standing committees. The bank's Human Resource Committee performs the functions for a compensation committee of the Corporation. See the caption: "Committee Report on Executive Compensation".

                COMMITTEES OF THE BOARD OF DIRECTORS OF THE BANK

                                                                        LONG       CREDIT
                                 BOARD OF                              RANGE       ADMINI-       HUMAN                 ASSET-
         NAME                    DIRECTORS    EXECUTIVE     AUDIT     PLANNING    STRATION     RESOURCE     TRUST    LIABILITY
-----------------------------    ---------    ---------     -----     --------    --------     --------     -----    ---------
Robert M. Brewington, Jr.           [X]                      [X]        [X]                                             [X](1)
Edward L. Campbell                  [X]          [X]                                              [X](1)     [X]        [X]
Lance O. Diehl                      [X]          [X]                    [X]          [X]          [X]        [X]        [X]
Frank D. Gehrig                     [X]                      [X]                     [X](1)
Elwood R. Harding, Jr.              [X]          [X]                    [X]                                  [X](1)     [X]
Willard H. Kile, Jr.                [X]                      [X](1)                  [X]
Charles E. Long                     [X]                      [X]        [X](1)                    [X]                   [X]
W. PersonNameBruce McMichael,
Jr.                                 [X]                                              [X]                     [X]
Paul E. Reichart                    [X](1)       [X](1)                 [X]          [X]          [X]        [X]        [X]

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

HUMAN RESOURCE COMMITTEE

This committee recommends to the Board of Directors the amount to be considered for contribution to the profit sharing/401K plan, reviews the proposed salary increases of the officers, and recommends any employee bonus amounts before they are presented to the Board of Directors for approval. See "Committee Report on Executive Compensation".

TRUST COMMITTEE

This committee is responsible for the oversight of the Trust Department, including the Trust Department investments and operations. Additionally, the committee oversees our third party brokerage firm.

ASSET-LIABILITY COMMITTEE

This committee reviews asset-liability positions and provides support and direction in managing net interest margins and liquidity.

                           DIRECTORS' COMPENSATION (7)

                                                                                 Interest Earned
                                                                                   on Deferred
                                                                                 Director's Fee
                                                                                    Plans and
                         Fees                                     Non-Equity      Nonqualified
                        Earned        Stock         Option      Incentive Plan      Deferred         All Other
                      Or Paid in    Awards ($)    Awards ($)   Compensation ($)   Compensation    Compensation ($)
        Name           Cash ($)        (1)           (2)             (3)          Earnings ($)         (6)           Total ($)
------------------    ----------    ----------    ----------   ----------------  ---------------  ----------------   ---------
Robert M.
  Brewington, Jr.       15,500         0              0               0              2,296(4)           N/A           17,796
Edward L. Campbell      16,700         0              0               0                  0              N/A           16,700
 Frank D. Gehrig        17,300         0              0               0                  0              N/A           17,300
Elwood R.
  Harding, Jr.          15,200         0              0               0             13,080(5)           N/A           28,280
Willard H. Kile,
  Jr.                   17,000         0              0               0              2,657(4)           N/A           19,657
 Charles E. Long        15,500         0              0               0                  0              N/A           15,500
W. Bruce Michael,
  Jr.                   17,300         0              0               0                739(4)           N/A           18,039
 Paul E. Reichart       40,000         0              0               0                  0              N/A           40,000

(1)   No Stock Awards were given by the Corporation in 2007.

(2)   No Option Awards were given by the Corporation in 2007.

(3)   No Non-Equity Incentive Plan Compensation was paid to Directors in 2007.

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

(7)   See "Deferred Compensation Agreements" for more information.

   Lance O. Diehl, President and CEO, is also a Director. Refer to Summary Compensation Table.

DEFERRED COMPENSATION AGREEMENTS FOR DIRECTORS

      The bank entered into two agreements with Elwood R. Harding, Jr., to establish non-qualified deferred compensation plans. Each of these plans was limited to a four-year period of deferment of director's fees. Mr. Harding's future payment is based upon the cumulative amount of deferred fees together with interest currently accruing thereon at the rate of 8% per annum, subject to change by the Board of Directors. The bank has obtained life insurance policies (designating the bank as beneficiary) on the life of Mr. Harding which is intended to cover the bank's obligations and related costs under these agreements. As of December 31, 2007 and 2006, the net cash surrender value of these and other insurance policies was $536,186 and $490,887, respectively, and the total accrued liability was $206,521 and $208,734, respectively, relating to these agreements. Mr. Harding is currently a Director of the Corporation and his total accrued liability was $176,690 and $163,610 at December 31, 2007 and 2006, respectfully. At retirement age of 69, Mr. Harding will receive $20,283 for 10 years and at retirement age of 72, Mr. Harding will receive an additional $31,300 for 10 years.

      The bank gave the directors the option of receiving or deferring their directors' fees under a deferred director's fee plan which allows the director to defer such fees until the year following the expiration of the director's term. Each year, the director has the option of participating for that year. Payments are then made over specified terms under these arrangements up to a ten-year period. Interest is to accrue on these deferred fees at a five-year certificate of deposit rate, which was 4% in 2007. The current certificate of deposit rate will reset in January 2008. Three directors, specifically Robert M. Brewington, Jr., Willard H. Kile, Jr. and W. Bruce McMichael, Jr. have elected to participate in this program; at December 31, 2006 and 2007, deferred fees and accrued interest for Mr. Brewington was $48,881 and $66,676; deferred fees and accrued interest for Mr. Kile was $56,810 and $76,467 and deferred fees and accrued interest for Mr. McMichael was $9,996 and $28,035, respectively.

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

      Over the past year, the Board, sitting as the Committee on Executive Compensation, met one time to discuss the performance of the executive officers in the previous year and to compare their performance with peers. Moreover, the Human Resources Committee met one time in 2007 to discuss the performance of all the officers excluding the executive officers. Officer's salaries were also compared with peer reports.

      The Board, sitting as the Committee on Executive Compensation, reviewed the text of the Compensation Discussion and Analysis section contained in this proxy statement and approved its inclusion in the proxy statement and in our Annual Report on Form 10-K for the year ended December 31, 2007, to be filed with the SEC.

ANNUAL COMPENSATION

      Annual compensation for our senior executives includes salary, bonus and contribution to his/her 401K profit sharing plan. This is similar to the compensation programs for most of our peer group banking companies.

CHIEF EXECUTIVE OFFICER COMPENSATION

      Mr. Diehl received total compensation of $240,003 in the year 2007. Please refer to the Summary Compensation Table.

      We established the following 2008 compensation package for Mr. Diehl:
Annual salary to be paid is $150,000, and we expect the other payment and benefits described in the Summary Compensation Table to remain comparable in 2008 as in 2007. A 2007 4% "across the board" bonus was paid in January 2008 which amounted to $6,000. The bank will also contribute $25,017 in 2008 to Mr. Diehl's deferred compensation plan.

CHIEF OPERATING OFFICER COMPENSATION

      Mr. Wenner received total compensation of $218,021 in the year 2007. Please refer to the Summary Compensation Table.

      We established the following 2008 compensation package for Mr. Wenner:
Annual salary to be paid is $125,000, and we expect the other payment and benefits described in the Summary Compensation Table to remain comparable in 2008 as in 2007. A 2007 4% "across the board" bonus was paid in January 2008 which amounted to $5,000. The bank will also contribute $52,517 in 2008 to Mr. Wenner's deferred compensation plan.

SENIOR VICE PRESIDENT OF FINANCIAL PLANNING DEPARTMENT COMPENSATION

      Mr. Trump received total compensation of $139,199 in the year 2007. Please refer to the Summary Compensation Table.

      We established the following 2008 compensation package for Mr. Trump:
Annual salary to be paid is $79,563, and we expect the other payment and benefits described in the Summary Compensation Table to remain comparable in 2008 as in 2007. A 2007 4% "across the board" bonus was paid in January 2008 in the amount of $3,120. The bank will also contribute $41,529 in 2008 to Mr. Trump's deferred compensation plan.

OTHER FACTORS THAT INFLUENCED COMPENSATION

      We considered Messrs. Diehl and Wenner's pay and annual bonus appropriate because of their roles in creating a culture of high performance with high integrity and in leading the Corporation to strong financial results in 2007:

      - Revenues increased 11.16% to $16,788,000

      - Earnings from continuing operations grew 9.75% to $2,646,888

      - Loans increased 0.51% to $161,460,000

      - Return on average total capital was 8.54%

      In addition, we considered Mr. Diehl's leadership in meeting the operational and strategic goals established for the bank in the beginning of 2007.

      Our Compensation Committee considered that Mr. Diehl has worked for the bank for a total of 14 years and has 19 years experience in the financial services industry. Mr. Diehl is a magna cum laude graduate of Bloomsburg University, receiving a Bachelor of Science in Business Administration; holds a Masters in Business Administration from Lehigh University; and is a graduate of the Stonier Graduate School of Banking.

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

      Mr. Trump has been employed at the bank since 1989 and has 38 years of banking experience. His duties have included Office Manager and Commercial Lending Officer, and he is currently Senior Vice President of the Financial Planning Department, which he was instrumental in starting in 1990. Mr. Trump is a graduate of Williamsport Community College, the Paralegal Institute in Philadelphia and the Pennsylvania Bankers Association Trust School. He has gained valuable experience working with both public and private foundations, as well as managing investment portfolios, tax preparations, pension plan administration and also account administration.

                                         Committee on Executive Compensation

                                         Robert M. Brewington, Jr.
                                         Edward L. Campbell
                                         Frank D. Gehrig
                                         Elwood R. Harding, Jr.
                                         Willard H. Kile, Jr.
                                         Charles E. Long
                                         W. Bruce McMichael, Jr.

                           SUMMARY COMPENSATION TABLES

      The Securities and Exchange Commission (SEC) has amended its rules with respect to the presentation of information about executive compensation. We are required to present additional information about how we compensate our named executive officers, and, in our case, to include additional officers whose names and compensation were not required to be presented in our proxy statements for past annual meetings. This new approach to the disclosure of executive compensation can be phased-in over a 3-year period. Therefore, we are presenting two Summary Compensation Tables for your review - one for the year ended December 31, 2005 and a new expanded one for the years ended December 31, 2006 and 2007. This latter table includes information about two executive officers and one additional officer whose annual total compensation, as defined by the SEC's rules, exceeded $100,000.

                       SUMMARY COMPENSATION TABLE FOR THE
                     YEARS ENDED DECEMBER 31, 2007 AND 2006

                                                                                                 Change in
                                                                                  Non-Stock     Nonqualified
          Name and                                         Stock      Option   Incentive Plan     Deferred     All Other
          Principal                                     Awards ($)  Awards ($)     Compen-      Comp. Plans    Compensa-
          Position           Year Salary ($)  Bonus ($)    (9)        (10)      sation ($)(11)      ($)        tion ($)   Total ($)
---------------------------  ---- ----------  --------- ----------  ---------- ---------------  -------------  ---------  ---------
Lance O. Diehl, President    2007  150,000    5,400(1)      0           0             0            23,127      61,476(2)   240,003
  & Chief Executive Officer  2006  135,000    4,200(3)      0           0             0            20,136      37,613(4)   196,949
Edwin A. Wenner, Executive
  Vice-President & Chief     2007  125,000    4,600(1)      0           0             0           48,5544      39,867(5)   218,021
  Operating Officer          2006  115,000    3,640(3)      0           0             0             3,024      22,942(6)   184,606
Jacob S. Trump, Senior
  Vice President of          2007   78,003    3,059(1)      0           0             0            38,399      19,738(7)   139,199
  Financial Planning         2006   76,473    2,624(3)      0           0             0            34,084      18,433(8)   131,614

(1)   Represents a cash bonus representing 4% of 2006 base salary.

(2) Includes $12,500 as the payment of directors' fees; $7,303 representing the bank's matching contribution to Mr. Diehl's 401K plan; $11,441 as car expense; $880 as cellphone expense; $1,477 as cafeteria plan benefits; $743 as term life insurance and bank-owned life insurance premium payments; $600 as a partial corporate membership in the Berwick Golf Club; $1,532 for various meal and travel expenses; and $25,000 as a one time cash bonus.

(3)   Represents a cash bonus representing 3 -1/2% of 2005 base salary.

(4) Includes $10,925 as the payment of directors' fees; $5,848 representing the bank's matching contribution to Mr. Diehl's 401K plan; $11,217 as car expense; $543 as cellphone expense; $1,178 as cafeteria plan benefits; $649 as term life insurance and bank-owned life insurance premium payments; $600 as a partial corporate membership in the Berwick Golf Club; $1,653 for various meal and travel expenses; and $5,000 as a one time cash bonus.

(5) Includes $5,984 representing the bank's matching contribution to Mr. Wenner's 401K plan; $877 as cellphone expense; $7,545 as cafeteria plan benefits; $3,450 as term life insurance and bank-owned life insurance premium payments; $600 as a partial corporate membership in the Berwick Golf Club; $1,411 for various meal and travel expenses; and $20,000 as a one time cash bonus.

(6) Includes $4,946 representing the bank's matching contribution to Mr. Wenner's 401K plan; $368 as cellphone expense; $7,563 as cafeteria plan benefits; $3,147 as term life insurance and bank-owned life insurance premium payments; $600 as a partial corporate membership in the Berwick Golf Club; $1,318 for various meal and travel expenses; and $5,000 as a one time cash bonus.

(7) Includes $3,242 representing the bank's matching contribution to Mr. Trump's 401K plan; $8,891 as cafeteria plan benefits; $4,602 as term life insurance and bank-owned life insurance premium payments; $2,335 as an annual membership in the Eagles Mere Country Club and $668 for various meal and travel expenses.

(8) Includes $3,164 representing the bank's matching contribution to Mr. Trump's 401K plan; $8,548 as cafeteria plan benefits; $3,999 as term life insurance and bank-owned life insurance premium payments; $2,200 as an annual membership in the Eagles Mere Country Club and $522 for various meal and travel expenses.

(9)   No Stock Awards were given by the Corporation in 2007.

(10)  No Option Awards were given by the Corporation in 2007.

(11) No Non-stock Incentive Plan Compensation was given by the Corporation in 2007.

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

      Mr. Reichart receives monthly payments of $1,875 for 120 consecutive months which commenced in February 2003. Mr. Reichart received $22,500 in 2007 from this deferred compensation arrangement. The accrued liability of his deferred compensation arrangement at December 31, 2007 was $101,286.

      The bank entered into non-qualified deferred compensation agreements with Lance O. Diehl, Edwin A. Wenner and Jacob S. Trump, to provide supplemental retirement benefits commencing with these officer's retirement and ending 15 years thereafter. The bank has obtained life insurance (designating the bank as the beneficiary) on Messrs Diehl, Wenner and Trump's life which is intended to cover the bank's obligations under this Deferred Compensation Plan, based upon certain actuarial assumptions. The deferred compensation expense related to these agreements for the year ended December 31, 2007 was $110,080 and the total accrued liability as of December 31, 2007 and December 31, 2006 was $433,672 and $323,592, respectively. Mr. Diehl is currently President and Chief Executive Officer. Mr. Wenner is currently the Executive Vice President and Chief Operating Officer. Mr. Trump is currently the Senior Vice President of Financial Planning.

      The following table illustrates the above deferred compensation arrangements with our current Chairman of the Board and Messrs. Diehl, Wenner and Trump.

                                Executive             Bank                Aggregate
                             Contributions in    Contributions    Withdrawals/Distributions      Aggregate Balance At
        Name                   2007 ($) (1)       in 2007 ($)              ($) (2)               December 31, 2007 ($)
----------------------       ----------------    -------------    -------------------------      --------------------
Lance O. Diehl,
  President and Chief
  Executive Officer                  0               $23,127                      0                      $ 89,814
Edwin A. Wenner,
  Executive
  Vice-President and
  Chief Operating
  Officer                            0               $48,554                      0                      $191,658
Paul E. Reichart,
  Chairman of the
  Board (3)                          0               $ 5,323                $22,500                      $101,286
Jacob S. Trump,
 Senior Vice President of
  Financial Planning                 0               $38,399                      0                      $152,200

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

                                RETIREMENT PLANS

      We maintain a Non Qualified Deferred Compensation Plan for certain named executive officers. The following table presents information about these plans as it pertains to each named executive officer:

                                                                                                                Estimated
                                               Number of                    Estimated Normal                      Early
                                                 Years           Normal        Retirement         Early         Retirement
                                                Credited       Retirement    Annual Benefit     Retirement    Annual Benefit
Name                        Plan Name         Service (#)        Age (#)           ($)          Age (#)(1)       ($) (2)
--------------------    ------------------    -----------      ----------   ----------------    ----------    --------------
Lance O. Diehl,         Non Qualified
President and Chief     Deferred
Executive Officer       CompensationPlan        4 3/4                60           90,000           N/A               N/A
Edwin A. Wenner,        Non Qualified
Executive               Deferred
Vice-President and      Compensation Plan
Chief Operating
Officer                                         4 3/4                60           50,000           N/A               N/A
Jacob S. Trump,         Non Qualified
Senior Vice             Deferred
President of            Compensation Plan
Financial Planning                              4 3/4                62           20,000           N/A               N/A

(1) A vesting schedule is in place for the Non Qualified Deferred Compensation Plan. No executive officers were entitled to early retirement in 2007.

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

                                 STOCK OWNERSHIP

              STOCK OWNED BY DIRECTORS AND NAMED EXECUTIVE OFFICERS

      This table indicates the number of shares of Common Stock owned by the named executive officers and directors as of February 1, 2008. The aggregate number of shares owned by all directors, principal financial officer and named executive officers is 5.23%. Unless otherwise noted, each individual has sole voting and investment power for the shares indicated below.

           NAME OF INDIVIDUAL            AMOUNT AND NATURE OF
          OF IDENTITY OF GROUP          BENEFICIAL OWNERSHIP(1)    PERCENT OF CLASS
-------------------------------------   -----------------------    ----------------
Robert M. Brewington, Jr.                      9,642.831                   --
Edward L. Campbell                             7,874.327                   --
Lance O. Diehl                                 2,002.317                   --
Frank D. Gehrig                                2,382.219
Elwood R. Harding, Jr.                        15,748.971                 1.28%
Willard H. Kile, Jr.                           7,003.444                   --
Charles E. Long                                6,700.386                   --
W. Bruce McMichael, Jr.                        1,629.000                   --
Paul E. Reichart                              10,217.110                   --
Jacob S. Trump                                   275.110                   --
Edwin A. Wenner                                  325.000                   --
All Officers and Directors as a group
  (9 directors, 2 nominees, 6 named
  officers, 11 persons in total) (2)          63,800.715                 5.20%

(1) Includes shares held (a) directly, (b) jointly with a spouse, (c) individually by spouse, (d) by the transfer agent in the Corporation's dividend reinvestment account, (e) in the 401(k) plan, and (f) in various trusts.

(2)   7 named officers include: Paul E. Reichart, Chairman of the Board; Elwood
      R. Harding, Jr., Vice-Chairman of the Board, Edward L. Campbell, Secretary of the Board; Lance O. Diehl, President and Chief Executive Officer; Edwin
      A. Wenner, Chief Operating Officer and Executive Vice President; and Jacob
      S. Trump, Senior Vice President and Financial Planning Office. Messrs. Wenner and Trump are not Directors of the Corporation.

             SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Executive officers and directors and "beneficial owners" of more than ten percent of the Common Stock must file initial reports of ownership and reports of changes in ownership with the SEC pursuant to Section 16(a) of the Securities Exchange Act of 1934.

      We have reviewed the reports and written representations from the named executive officers and directors. The Corporation believes that all filing requirements were met during 2007.

13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                     CERTAIN TRANSACTIONS AND RELATIONSHIPS

      There were no arrangements or vending contracts, etc. with any immediate family member or business associate of any board member or named executive officer exceeding $60,000.

      The Corporation encourages its directors and executive officers to have banking and financial transactions with the bank. All of these transactions are made on comparable terms and with similar interest rates as those prevailing for other customers.

      The total consolidated loans made by the bank at December 31, 2007, to its directors and officers as a group, members of their immediate families and companies in which they have a 10% or more ownership interest was $4,437,000 or approximately 14.03 percent of the Corporation's total consolidated capital accounts. The largest amount for all of these loans in 2007 was $4,507,000 or approximately 14.25 percent of the Corporation's total consolidated capital accounts. These loans did not involve more than the normal risk of collectibility nor did they present other unfavorable features.

14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

                  INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

      The Audit Committee has appointed J. H. Williams & Co., LLP, (JH Williams) certified public accountants, as the Corporation's independent registered public accounting firm to audit the financial statements of the Corporation for the year ended December 31, 2007.

      A member of JH Williams will be present at the annual meeting, and will have the opportunity to make a statement and be available to respond to appropriate questions by stockholders.

                     FEES PAID TO J. H. WILLIAMS & CO., LLP

Aggregate fees for professional services for the Corporation by JH Williams for the years ended December 31, 2007 and 2006 were:

($ in thousands)        2007       2006
----------------      -------    -------
Audit                  71,300     69,200
Audit Related          18,237     11,472
Tax                     6,100      5,925
All Other                   0          0
                      -------    -------
Total                 $95,637    $86,597
                      -------    -------

      AUDIT FEES - Audit fees for 2007 and 2006 were $71,300 and $69,200, respectively, for the annual audit and quarterly reviews of the consolidated financial statements for services related to attestation reports required by statute or regulation and consents in respect of Securities and Exchange Commission filings.

      AUDIT-RELATED FEES - Audit-related fees for 2007 and 2006 were $18,237 and $11,472 respectively, and are comprised of assurance and related services that are traditionally performed by the independent registered public accounting firm. These services include attest and agreed-upon procedures not required by statute or regulation, which address accounting, reporting and control matters with respect to the trust department and retail sales of non-deposit investment products of the bank and review of certain financial information related to merger candidate.

      TAX FEES - Tax fees for 2007 and 2006 were $6,100 and $5,925, respectively, for tax return compliance, tax advice and tax planning.

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

           3.2                    Amended Bylaws (Incorporated by reference to Exhibit
                                  3.2 to Registrants Current Report on Form 8-K, dated
                                  November 9, 2005, filed with the Commission on November
                                  10, 2005).

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

           23                     Consent of Independent Certified Public Accountants.

           24                              None.

          31.1 CEO certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

          31.2                    Principal Financial Officer certification pursuant to
                                  Section 302 of the Sarbanes-Oxley Act of 2002

          32.1                    CEO certification pursuant to 18 U.S.C. ss. 1350, as
                                  adopted pursuant to Section 906 of the Sarbanes-Oxley
                                  Act of 2002

          32.2                    Principal Financial Officer certification pursuant to
                                  18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of
                                  the Sarbanes-Oxley Act of 2002

          99.1                    Charter of the Audit Committee

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CCFNB BANCORP, INC.
    (Bancorp)

By: /s/ Lance O. Diehl                              Date: February 28, 2008
    -----------------------------------------------
    Lance O. Diehl
    President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/ Edward L. Campbell                          Date: February 28, 2008
    -----------------------------------------------
    Edward L. Campbell
    Director and Secretary

By: /s/ Robert M. Brewington, Jr.                   Date: February 28, 2008
    -----------------------------------------------
    Robert M. Brewington, Jr.
    Director

By: /s/ Frank D. Gehrig                              Date: February 28, 2008
    -----------------------------------------------
    Frank D. Gehrig
    Director

By: /s/ Lance O. Diehl                               Date: February 28, 2008
    -----------------------------------------------
    Lance O. Diehl
    President, Chief Executive Officer and Director

By: /s/ Elwood R. Harding, Jr.                       Date: February 28, 2008
    -----------------------------------------------
    Elwood R. Harding, Jr.
    Director and Vice Chairman of the Board

By: /s/ Willard H. Kile, Jr.                         Date: February 28, 2008
    -----------------------------------------------
    Willard H. Kile, Jr.
    Director

By: /s/ Charles E. Long                              Date: February 28, 2008
    -----------------------------------------
    Charles E. Long
    Director

By: /s/ W. Bruce McMichael, Jr.                      Date: February 28, 2008
    -----------------------------------------
    W. Bruce McMichael, Jr.
    Director

By: /s/ Paul E. Reichart                             Date: February 28, 2008
    -----------------------------------------
    Paul E. Reichart
    Director , Chairman of the Board

By: /s/ Virginia D. Kocher                           Date: February 28, 2008
    -----------------------------------------
    Virginia D. Kocher
    Treasurer and Assistant Secretary
    (Principal Financial and Accounting Officer)

                                INDEX TO EXHIBITS

Item Number      Description                                                   Page
-----------      -----------                                                   ----
    14           Code of Conduct and Ethics                                     71

    21           List of Subsidiaries of the Company                            75

    23           Consent of Independent Certified Public Accountants            76

   31.1          CEO certification pursuant to Section 302 of the
                 Sarbanes-Oxley Act of 2002                                     77

   31.2          Principal Financial Officer certification pursuant to
                 Section 302 of the Sarbanes-Oxley Act of 2002                  78

   32.1          CEO certification pursuant to 18 U.S.C. ss. 1350, as
                 adopted pursuant to Section 906 of the Sarbanes-Oxley Act
                 of 2002                                                        79

   32.2          Principal Financial Officer certification pursuant to 18
                 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the
                 Sarbanes-Oxley Act of 2002                                     80

   99.1          Charter of Audit Committee                                     81