Form 10-Q
period 2008-03-31
CCFNB BANCORP INC
filed 2008-05-13
CIK 731122

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 0-19028
CCFNB BANCORP, INC.
(Name of small business Issuer in its charter)

PENNSYLVANIA (State or other jurisdiction of incorporation or organization)	23-2254643 (I.R.S. Employer Identification Number)

232 East Street, Bloomsburg, PA (Address of principal executive offices)	17815 (Zip Code)

Issuer’s telephone number, including area code: (570) 784-4400
     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirings for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☐
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 1,223,364 shares of $1.25 (par) common stock were outstanding as of April 30, 2008.

CCFNB Bancorp, Inc. and Subsidiary
Table of Contents
March 31, 2008

Page

FINANCIAL INFORMATION:
Consolidated Balance Sheets	2
Consolidated Statements of Income	3
Consolidated Statements of Cash Flows	4
Notes to Consolidated Financial Statements	5 — 15
Report of Independent Registered Public Accounting Firm	16
Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations	17 — 25
Controls and Procedures	26

OTHER INFORMATION	27

SIGNATURES	28 — 31

CCFNB Bancorp, Inc. and Subsidiary
Consolidated Balance Sheets
(in Thousands)

	Unaudited
	March	December
	31, 2008	31, 2007

ASSETS
Cash and due from banks	$4,957	$5,550
Interest-bearing deposits with other banks	678	732
Federal funds sold	9,845	7,119
Investment securities available-for-sale	59,260	57,686
Loans, net of unearned income	159,544	161,460
Allowance for loan losses	1,438	1,437

Net loans	158,106	160,023
Premises and equipment, net	4,995	5,087
Cash surrender value of bank-owned life insurance	7,147	7,077
Accrued interest receivable	1,195	1,082
Other assets	1,096	968

TOTAL ASSETS	$247,279	$245,324

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits:
Non-interest bearing	$20,172	$19,394
Interest bearing	154,171	151,544

Total Deposits	174,343	170,938
Short-term borrowings	29,483	29,511
Long-term borrowings	9,136	11,137
Accrued interest and other expenses	1,903	2,082
Other liabilities	19	29

TOTAL LIABILITIES	214,884	213,697

STOCKHOLDERS’ EQUITY
Common stock, par value $1.25 per share; authorized 5,000,000 shares; issued and outstanding 1,227,364 shares in 2008 and 1,226,536 shares in 2007	1,533	1,533
Surplus	2,291	2,271
Retained earnings	28,072	27,679
Accumulated other comprehensive income (loss)	499	144

TOTAL STOCKHOLDERS’ EQUITY	32,395	31,627

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$247,279	$245,324

See accompanying notes to Consolidated Financial Statements.

CCFNB Bancorp, Inc. and Subsidiary
Consolidated Statements of Income
(in Thousands Except Per Share Data)
Unaudited

	For the Three
	Months Ending
	March 31,
	2008	2007
INTEREST AND DIVIDEND INCOME
Interest and fees on loans:
Taxable	$2,583	$2,624
Tax-exempt	144	116
Interest and dividends on investment securities:
Taxable	608	521
Tax-exempt	45	50
Dividends	25	30
Federal funds sold	64	135
Deposits in other banks	13	35

TOTAL INTEREST AND DIVIDEND INCOME	3,482	3,511

INTEREST EXPENSE
Deposits	1,036	967
Short-term borrowings	228	349
Long-term borrowings	154	167

TOTAL INTEREST EXPENSE	1,418	1,483

Net interest income	2,064	2,028
Provision for loan losses	—	23

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,064	2,005

NON-INTEREST INCOME
Service charges and fees	239	205
Gain on sale of loans	47	21
Bank-owned life insurance income	65	70
Investment center	38	182
Trust department	38	43
Other	73	68

TOTAL NON-INTEREST INCOME	500	589

NON-INTEREST EXPENSE
Salaries	703	771
Pensions and other employee benefits	245	231
Occupancy, net	138	129
Equipment	115	121
State shares tax	85	82
Professional services	66	61
Directors’ fees	46	47
Stationery and supplies	27	41
Other	274	293

TOTAL NON-INTEREST EXPENSE	1,699	1,776

Income before income taxes	865	818
Income tax expense	214	203

NET INCOME	$651	$615

PER SHARE DATA
Net income	$0.53	$0.50
Cash dividends	$0.21	$0.20
Weighted average shares outstanding	1,227,035	1,239,726
See accompanying notes to Consolidated Financial Statements.

CCFNB Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(in Thousands)
Unaudited

	For the Three
	Months Ending
	March 31,
	2008	2007
OPERATING ACTIVITIES
Net income	$651	$615
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	—	22
Depreciation and amortization	94	95
Employee stock purchase plan expense	2	2
Premium amortization on investment securities	18	18
Discount accretion on investment securities	(20)	(5)
Deferred income taxes (benefit)	(34)	(19)
(Gain) on sale of loans	(47)	(21)
Proceeds from sale of mortgage loans	2,579	979
Originations of mortgage loans for resale	(2,381)	(897)
(Income) from investment in insurance agency	(5)	(1)
(Increase) in accrued interest receivable and other assets	(384)	(244)
Net (increase) in cash surrender value of bank-owned life insurance	(70)	(76)
Increase (decrease) in accrued interest, other expenses and other liabilities	(189)	14

NET CASH PROVIDED BY OPERATING ACTIVITIES	214	482

INVESTING ACTIVITIES
Purchase of investment securities available-for-sale	(14,942)	(11,156)
Proceeds from sales, maturities and redemptions of investment securities available-for-sale	13,909	9,701
Net (increase) decrease in loans	1,763	909
Purchases of premises and equipment	(1)	(25)

NET CASH (USED IN) INVESTING ACTIVITIES	729	(571)

FINANCING ACTIVITIES
Net increase in deposits	3,405	3,262
Net (decrease) in short-term borrowings	(28)	(994)
Net (decrease) in long-term borrowings	(2,001)	(3)
Acquisition of treasury stock	(52)	(172)
Proceeds from issuance of common stock	70	70
Cash dividends paid	(258)	(248)

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,136	1,915

INCREASE IN CASH AND CASH EQUIVALENTS	2,079	1,826

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	13,401	15,531

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$15,480	$17,357

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$1,424	$1,471
Income taxes	$402	$41
See accompanying notes to Consolidated Financial Statements.

CCFNB Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2008

NOTE 1 — Summary of Significant Accounting Policies
The accounting and reporting policies of CCFNB Bancorp, Inc. and Subsidiary (the “Corporation”) are in accordance with the accounting principles generally accepted in the United States of America and conform to common practices within the banking industry. The more significant policies follow:
Principles of Consolidation
The consolidated financial statements include the accounts of CCFNB Bancorp, Inc. and its wholly owned subsidiary, Columbia County Farmers National Bank (the “Bank”). All significant inter-company balances and transactions have been eliminated in consolidation.
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
Procuring deposits and making loans are the major lines of business. The deposits are mainly deposits of individuals and small businesses and the loans are mainly real estate loans covering primary residences and small business enterprises. The trust services, under the name of CCFNB and Co., include administration of various estates, pension plans, self-directed IRA’s and other services. A third-party brokerage arrangement is also resident in the Lightstreet branch. This investment center offers a full line of stocks, bonds and other non-insured financial services.
Segment Reporting
The Corporation’s banking subsidiary acts as an independent community financial services provider, and offers traditional banking and related financial services to individual, business and government customers. Through its branch, internet banking, telephone and automated teller machine network, the Bank offers a full array of commercial and retail financial services, including the taking of time, savings and demand deposits; the making of commercial, consumer and mortgage loans; and the providing of other financial services. The Bank also performs personal, corporate, pension and fiduciary services through its Trust Department as well as offering diverse investment products through its investment center.
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
Investment Securities
The Corporation classifies its investment securities as either “held-to-maturity” or “available-for-sale” at the time of purchase. Debt securities are classified as held-to-maturity when the Corporation has the ability and positive intent to hold the securities to maturity. Investment securities held-to-maturity are carried at cost adjusted for amortization of premiums and accretion of discounts to maturity.
Debt securities not classified as held-to-maturity and equity securities included in the available-for-sale category, are carried at fair value, and the amount of any unrealized gain or loss net of the effect of deferred income taxes is reported as other comprehensive income (loss) (see Note 6). Management’s decision to sell available-for-sale securities is based on changes in economic conditions controlling the sources and uses of funds, terms, availability of and yield of alternative investments, interest rate risk, and the need for liquidity.
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
Past Due Loans — Generally, a loan is considered past due when a payment is in arrears for a period of 10 or 15 days, depending on the type of loan. Delinquent notices are issued at this point and collection efforts will continue on loans past due beyond 60 days which have not been satisfied. Past due loans are continually evaluated with determination for charge-off being made when no reasonable chance remains that the status of the loan can be improved.

Non-Accrual Loans — Generally, a loan is classified as non-accrual, with the accrual of interest on such a loan discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectibility of principal or interest, even though the loan currently is performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on non-accrual status, unpaid interest credited to income in the current year is reversed, and unpaid interest accrued in prior years is charged against the allowance for loan losses. Certain non-accrual loans may continue to perform, wherein, payments are still being received with those payments generally applied to principal. Non-accrual loans remain under constant scrutiny and if performance continues, interest income may be recorded on a cash basis based on management’s judgement as to collectibility of principal.
Allowance for Loan Losses — The allowance for loan losses is established through provisions for loan losses charged against income. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance.
A factor in estimating the allowance for loan losses is the measurement of impaired loans. A loan is considered impaired when, based on current information and events, it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the loan agreement. Under current accounting standards, the allowance for loan losses related to impaired loans is based on discounted cash flows using the loan’s effective interest rate or the fair value of the collateral for certain collateral dependent loans. The recognition of interest income on impaired loans is the same as for non-accrual loans as discussed above.
The allowance for loan losses is maintained at a level established by management to be adequate to absorb estimated potential loan losses. Management’s periodic evaluation of the adequacy of the allowance for loan losses is based on the Corporation’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions, and other relevant factors. This evaluation is inherently subjective as it requires material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change.
In addition, an allowance is provided for possible credit losses on off-balance sheet credit exposures. This allowance is estimated by management and is classified in other liabilities.
Derivatives
The Bank has outstanding loan commitments that relate to the origination of mortgage loans that will be held for resale. Pursuant to Statement of Financial Accounting Standards (SFAS) No. 133 “Accounting for Derivative Instruments and Hedging Activities” as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”, and SFAS No. 149 “Amendments to SFAS 133 on Derivative Instruments and Hedging Activities” and the guidance contained in the Derivatives Implementation Group Statement 133 Implementation Issue No. C 13, the Bank has accounted for such loan commitments as derivative instruments. The outstanding loan commitments in this category did not give rise to any losses for the three-month period ended March 31, 2008 and the year ended December 31, 2007, as the fair market value of each outstanding loan commitment exceeded the Bank’s cost basis in each loan commitment.

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
Investment in Insurance Agency
On January 2, 2001, the Corporation acquired a 50% interest in a local insurance agency, a corporation organized under the laws of the Commonwealth of Pennsylvania. The income or loss from this investment is accounted for under the equity method of accounting. The carrying value of this investment as of March 31, 2008 and December 31, 2007 was $217,000 and $213,000, respectively, and is carried in other assets in the accompanying consolidated balance sheets.

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
Per Share Data
Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings Per Share”, requires dual presentation of basic and diluted earnings per share. Basic earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding at the end of each period. Diluted earnings per share is calculated by increasing the denominator for the assumed conversion of all potentially dilutive securities. The Corporation does not have any securities which have or will have a dilutive effect, accordingly, basic and diluted per share data are the same.
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
Recent Accounting Pronouncements
     In December 2007, the Financial Accounting Standards Board (FASB) issued State of Financial Accounting Standards SFAS 141(R), “Business Combinations”. SFAS 141(R) will significantly change how entities apply the acquisition method to business combinations. The most significant changes affecting how the Corporation will account for business combinations under this Statement include: the acquisition date will be the date the acquirer obtains control; all (and only) identifiable assets acquired, liabilities assumed, and noncontrolling interests in the acquiree will be stated at fair value on the acquisition date; assets or liabilities arising from noncontractual contingencies will be measured at their acquisition date fair value only if it is more likely than not that they meet the definition of an asset or liability on the acquisition date; adjustments subsequently made to the provisional amounts recorded on the acquisition date will be made retroactively during a measurement period not to exceed one year; acquisition-related restructuring costs that do not meet the criteria in SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities”, will be expensed as incurred; transaction costs will be expensed as incurred; reversals of deferred income tax valuation allowances and income tax contingencies will be recognized in earnings subsequent to the measurement period; and the allowance for loan losses of an acquiree will not be permitted to be recognized by the acquirer. Additionally, SFAS 141(R) will require new and modified disclosures surrounding subsequent changes to acquisition-related contingencies, contingent consideration, noncontrolling interests, acquisition-related transaction costs, fair values and cash flows not expected to be collected for acquired loans, and an enhanced goodwill rollforward.
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
     In December 2007, the FASB issued Statement of Financial Accounting Standards SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB 51”. SFAS 160 establishes new accounting and reporting standards for noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 will require entities to classify noncontrolling interests as a component of stockholders’ equity and will require subsequent changes in ownership interest in a subsidiary to be accounted for as an equity transaction. Additionally, SFAS 160 will require entities to recognize a gain or loss upon the loss of control of a subsidiary and to remeasure any ownership interest retained at fair value on that date. This statement also requires expanded disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective on a prospective basis for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which are required to be applied retrospectively. Early adoption is not permitted. The adoption of this standard is not expected to have a material impact on the Corporation’s consolidated financial condition, results of operations or liquidity.
     EITF 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”, was issued in September 2006 and is effective for fiscal years beginning after December 15, 2007 with earlier application permitted. EITF 06-4 requires that, for split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods, an employer should recognize a liability for future benefits in accordance with SFAS No. 106. EITF 06-4 requires that recognition of the effects of adoption should be either by (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods. The Corporation adopted this standard as of January 1, 2007 through a cumulative-effect adjustment to beginning retained earnings. This adjustment represented a decrease of $12,570 to retained earnings.
     In November 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 109, which addresses the valuation of written loan commitments accounted for at fair value through earnings. The guidance in SAB 109 expresses the staff’s view that the measurement of fair value for a written loan commitment accounted for at fair value through earnings should incorporate the expected net future cash flows related to the associated servicing of the loan. Previously under SAB 105, Application of Accounting Principles to Loan Commitments, this component of value was not incorporated into the fair value of the loan commitment. The Corporation does not account for any written loan commitments at fair value through earnings.
     In June 2007, the FASB ratified the consensus reached in EITF 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards”. EITF 06-11 applies to entities that have share-based payment arrangements that entitle employees to receive dividends or dividend equivalents on equity-classified nonvested shares when those dividends or dividend equivalents are charged to retained earnings and result in an income tax deduction. Entities that have share-based payment arrangements that fall within the scope of EITF 06-11 will be required to increase capital surplus for any realized income tax benefit associated with dividends or dividend equivalents paid to employees for equity classified nonvested equity awards. Any increase recorded to capital surplus is required to be included in an entity’s pool of excess tax benefits that are available to absorb potential future tax deficiencies on share-based payment awards. The Corporation will adopt EITF 06-11 on January 1, 2008 for dividends declared on share-based payment awards subsequent to this date. The impact of adoption is not expected to have a material impact on financial condition, results of operations, or liquidity.
     In April 2007, the FASB issued FSP 39-1, “Amendment of FASB Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts”. FSP 39-1 permits entities to offset fair value amounts recognized for multiple derivative instruments executed with the same counterparty under a master netting agreement. FSP 39-1 clarifies that the fair value amounts recognized for the right to reclaim cash collateral, or the obligation to return cash collateral, arising from the same master netting arrangement, should also be offset against the fair value of the related derivative instruments.

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
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities”. The statement allows an entity to elect to measure certain financial assets and liabilities at fair value with changes in fair value recognized in the income statement each period. The statement also requires additional disclosures to identify the effects of an entity’s fair value election on its earnings. The election is irrevocable. The Corporation is currently assessing whether it will elect to adopt SFAS 159.
     In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards SFAS 158 “Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans” which requires the Corporation to recognize the funded status of a benefit plan as either assets or liabilities in the consolidated balance sheet and to recognize as a component of other comprehensive income, net of tax, the unrecognized actuarial gains or losses, prior service costs and transition obligations that arise during the period. The adoption of SFAS 158 for the year ended December 31, 2007 did not have a material impact on the Corporation’s consolidated financial condition, results of operations or liquidity.
     In September 2006, the FASB issued Statement of Financial Accounting Standards SFAS 157, “Fair Value Measurements”, which upon adoption will replace various definitions of fair value in existing accounting literature with a single definition, will establish a framework for measuring fair value, and will require additional disclosures about fair value measurements. The statement clarifies that fair value is the price that would be received to sell an asset or the price paid to transfer a liability in the most advantageous market available to the entity and emphasizes that fair value is a market-based measurement and should be based on the assumptions market participants would use. The statement also creates a three-level hierarchy under which individual fair value estimates are to be ranked based on the relative reliability of the inputs used in the valuation. This hierarchy is the basis for the disclosure requirements, with fair value estimates based on the least reliable inputs requiring more extensive disclosures about the valuation method used and the gains and losses associated with those estimates. SFAS 157 is required to be applied whenever another financial accounting standard requires or permits an asset or liability to be measured at fair value. The statement does not expand the use of fair value to any new circumstances. The Corporation will adopt SFAS 157 on January 1, 2008, and does not expect it to have a material impact on the Corporation’s consolidated financial condition, results of operations or liquidity.
     In July 2006, the FASB issued FASB Staff Position FSP 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction”. This FSP amends SFAS 13, “Accounting for Leases”, to require a lessor in a leveraged lease transaction to recalculate the leveraged lease for the effects of a change or projected change in the timing of cash flows relating to income taxes that are generated by the leveraged lease. The guidance in FSP 13-2 was adopted by the Corporation on January 1, 2007. The application of this FSP did not have a material impact on the Corporation’s consolidated financial condition, results of operations or liquidity.
     In June 2006, the FASB issued Interpretation No. 48 FIN 48, “Accounting for Uncertainty in Income Taxes”, an interpretation of SFAS 109, “Accounting for Income Taxes”. FIN 48 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under FIN 48, tax positions shall initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts. FIN 48 also revises disclosure requirements to include an annual tabular roll-forward of unrecognized tax benefits. The provisions of this interpretation were adopted by the Corporation on January 1, 2007. The adoption of FIN 48 did not have a material impact on the Corporation’s consolidated financial condition, results of operations or liquidity.

     In March 2006, the FASB issued Statement of Financial Accounting Standards SFAS 156, “Accounting for Servicing of Financial Assets”, an amendment of SFAS 140. This standard requires entities to separately recognize a servicing asset or liability whenever it undertakes an obligation to service financial assets and also requires all separately recognized servicing assets or liabilities to be initially measured at fair value. Additionally, this standard permits entities to choose among two alternatives, the amortization method or fair value measurement method, for the subsequent measurement of each class of separately recognized servicing assets and liabilities. Under the amortization method, an entity shall amortize the value of servicing assets or liabilities in proportion to and over the period of estimated net servicing income or net servicing loss and assess servicing assets or liabilities for impairment or increased obligation based on fair value at each reporting date. Under the fair value measurement method, an entity shall measure servicing assets or liabilities at fair value at each reporting date and report changes in fair value in earnings in the period in which the changes occur.
     Effective January 1, 2006, the Corporation adopted this statement by electing amortization method as its measurement method for residential real estate mortgage servicing rights (MSRs).
     In February 2006, the FASB issued Statement of Financial Accounting Standards SFAS 155, “Accounting for Certain Hybrid Financial Instruments”, which amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS 155 requires entities to evaluate and identify whether interests in securitized financial assets are freestanding derivatives, hybrid financial instruments that contain an embedded derivative requiring bifurcation, or hybrid financial instruments that contain embedded derivatives that do not require bifurcation. SFAS 155 also permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. This statement was effective for all financial instruments acquired or issued by the Corporation on or after January 1, 2007 and the adoption of SFAS 155 did not have a material impact on the Corporation’s consolidated financial condition, results of operations or liquidity.
Advertising Costs
It is the Corporation’s policy to expense advertising costs in the period in which they are incurred. Advertising expense for the three-month periods ended March 31, 2008 and 2007 was approximately $17,000 and $26,000, respectively.
Reclassification
Certain amounts in the consolidated financial statements of the prior years have been reclassified to conform with presentation used in the 2008 consolidated financial statements. Such reclassifications had no effect on the Corporation’s consolidated financial condition or net income.
NOTE 2 — Allowance for Loan Losses
Changes in the allowance for loan losses for the three-month periods ended March 31, 2008 and March 31, 2007 were as follows:

	(Amounts in Thousands)
	2008	2007

Balance, beginning of year	$1,437	$1,457
Provision charged to operations	—	23
Loans charged-off	(11)	(11)
Recoveries	12	27

Balance, March 31	$1,438	$1,496

At March 31, 2008, the total recorded investment in loans that are considered to be impaired as defined by SFAS No. 114 was $152,000. These impaired loans had a related allowance for loan losses of $11,000. No additional charge to operations was required to provide for the impaired loans since the total allowance for loan losses is estimated by management to be adequate to provide for the loan loss allowance required by SFAS No. 114 along with any other potential losses.
At March 31, 2008, there were no significant commitments to lend additional funds with respect to non-accrual and restructured loans.

Non-accrual loans at March 31, 2008 and December 31, 2007 were $152,000 and $77,000, respectively, all of which were considered impaired.
There were no loans past due 90 days or more and still accruing interest at March 31, 2008.
NOTE 3 — Short-Term Borrowings
Securities sold under agreements to repurchase, and Federal Home Loan Bank advances generally represented overnight or less than 30-day borrowings. U.S. Treasury tax and loan notes for collections made by the Bank were payable on demand.
NOTE 4 — Long-Term Borrowings
Long-term borrowings are comprised of advances from the Federal Home Loan Bank.
NOTE 5 — Deferred Compensation Plans
The Bank has entered into certain non-qualified deferred compensation agreements with certain executive officers and directors. Expenses related to these non-qualified deferred compensation plans amounted to $39,000 and $35,000 for the three-month periods ended March 31, 2008 and 2007, respectively.
There were no substantial changes in other plans as disclosed in the 2007 Annual Report.
NOTE 6 — Stockholders’ Equity
Changes in stockholders’ equity for the three-month period ended March 31, 2008 were as follows:

	(Amounts in Thousands, Except Common Share Data)
						Accumulated
						Other
						Comprehensive
	Common	Common		Comprehensive	Retained	Income	Treasury
	Shares	Stock	Surplus	Income	Earnings	(Loss)	Stock	Total

Balance at January 1, 2008	1,226,536	$1,533	$2,271		$27,679	$144	$—	$31,627
Comprehensive Income:
Net income				$651	651			651
Change in unrealized gain (loss) on investment securities available-for-sale net of reclassification adjustment and tax effects				355		355		355

TOTAL COMPREHENSIVE INCOME				$1,006

Issuance of 2,828 shares of common stock under dividend reinvestment and stock purchase plans	2,828	3	67					70
Recognition of employee stock purchase plan expense			2					2
Purchase of 2,000 shares of treasury stock							(52)	(52)
Retirement of 2,000 shares of treasury stock	(2,000)	(3)	(49)				52	—
Cash dividends $.21 per share					(258)			(258)

Balance at March 31, 2008	1,227,364	$1,533	$2,291		$28,072	$499	$—	$32,395

NOTE 7 — Acquisition Commitment
     On November 29, 2007, CCFNB Bancorp, Inc. (CCFNB Bancorp) entered into a definitive agreement with Columbia Financial Corporation (“Columbia Financial”) for CCFNB Bancorp to acquire Columbia Financial for approximately 1,030,407 shares of CCFNB Bancorp common stock. Based upon CCFNB Bancorp closing common stock price on November 29, 2007, the consideration represents approximately $26,223,842 in stock or approximately $18.32 per Columbia Financial share.
     Columbia Financial based in Bloomsburg, Pennsylvania with approximately $328 million in assets and $274 million in deposits, provides banking and other financial services, including trust, investment and brokerage, to individuals and businesses in Columbia, Northumberland and Luzerne Counties, Pennsylvania. The transaction is expected to close in the third quarter of 2008 and is subject to customary closing conditions, including regulatory approvals and the approvals of CCFNB Bancorp and Columbia Financial stockholders.
NOTE 8 — Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk
The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These consolidated financial instruments include commitments to extend credit, standby letters of credit and commercial letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The contract or notional amounts of those instruments reflect the extent of involvement the Corporation has in particular classes of financial instruments. The Corporation does not engage in trading activities with respect to any of its financial instruments with off-balance sheet risk.
The Corporation may require collateral or other security to support financial instruments with off-balance sheet credit risk. The contract or notional amounts at March 31, 2008 and December 31, 2007 were as follows:

	(Amounts in Thousands)
	March	December
	31, 2008	31, 2007

Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$19,402	$20,492
Financial standby letters of credit	777	756
Performance standby letters of credit	1,144	923
Dealer floor plans	109	66
Loans for resale	265	418
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Because many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on management’s credit evaluation of the customer. Collateral held varies but may include accounts receivable, inventory, property, plant, equipment and income-producing commercial properties.
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
The Corporation’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and letters of credit is represented by the contractual notional amount of those instruments. The Corporation uses the same credit policies in making commitments and conditional obligations, as it does for on-balance sheet instruments.
The Corporation granted commercial, consumer and residential loans to customers primarily within Pennsylvania. Of the total loan portfolio at March 31, 2008, 84.3% was for real estate loans, with significantly most being residential. It was the opinion of management that the high concentration did not pose an adverse credit risk. Further, it was management’s opinion that the remainder of the loan portfolio was balanced and diversified to the extent necessary to avoid any significant concentration of credit.

NOTE 9 — Management’s Assertions and Comments Required to be Provided with Form 10Q Filing
In management’s opinion, the consolidated interim financial statements reflect fair presentation of the consolidated financial position of CCFNB Bancorp, Inc. and Subsidiary, and the results of their operations and their cash flows for the interim periods presented. Further, the consolidated interim financial statements are unaudited, however they reflect all adjustments, which are in the opinion of management, necessary to present fairly the consolidated financial condition and consolidated results of operations and cash flows for the interim periods presented and that all such adjustments to the consolidated financial statements are of a normal recurring nature.
The results of operations for the three-month period ended March 31, 2008, are not necessarily indicative of the results to be expected for the full year.
These consolidated interim financial statements have been prepared in accordance with requirements of Form 10Q and therefore do not include all disclosures normally required by accounting principles generally accepted in the United States of America applicable to financial institutions as included with consolidated financial statements included in the Corporation’s annual Form 10K filing. The reader of these consolidated interim financial statements may wish to refer to the Corporation’s annual report or Form 10K for the period ended December 31, 2007 filed with the Securities and Exchange Commission.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders of CCFNB Bancorp, Inc.:
We have reviewed the accompanying consolidated balance sheet of CCFNB Bancorp, Inc. and Subsidiary as of March 31, 2008, and the related consolidated statements of income for the three month periods ended March 31, 2008 and 2007 and the consolidated statements of cash flows for the three-month periods ended March 31, 2008 and 2007. These consolidated interim financial statements are the responsibility of the management of CCFNB Bancorp, Inc. and Subsidiary.
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
We have previously audited, in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of CCFNB Bancorp, Inc. and Subsidiary as of December 31, 2008, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 28, 2008, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2007, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ J. H. Williams & Co., LLP
J.H. Williams & Co., LLP
Kingston, Pennsylvania
May 12, 2008

CCFNB Bancorp, Inc.
Form 10-Q
For the Quarter Ended March 31, 2008
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Consolidated Summary of Operations
(Dollars in Thousands, except for per share data)

	At and For the Three
	Months
	Ended March 31,		At and For the Years Ended December 31,
	2008	2007	2007	2006	2005	2004	2003
Income and Expense:
Interest income	$3,482	$3,511	$14,483	$13,202	$11,442	$10,843	$11,221
Interest expense	1,418	1,483	6,185	5,301	4,131	3,669	4,366

Net interest income	2,064	2,028	8,298	7,901	7,311	7,174	6,855
Provision for possible loan losses	0	23	30	175	90	140	200
Net interest income after loan loss provision	2,064	2,005	8,268	7,726	7,221	7,034	6,655
Non-interest income	500	589	2,305	1,900	1,713	1,530	1,508
Non-interest expense	1,699	1,776	7,038	6,437	6,077	5,746	5,409
Income before income taxes	865	818	3,535	3,189	2,857	2,818	2,754
Income taxes	214	203	888	777	631	601	591
Net income	$651	$615	$2,647	$2,412	$2,226	$2,217	$2,163
Per Share: (1)
Net income	$.53	$.50	$2.15	$1.93	$1.76	$1.74	$1.69
Cash dividends paid	.21	.20	.82	.78	.74	.70	.66
Average shares outstanding	1,227,035	1,239,726	1,233,339	1,249,844	1,262,171	1,267,718	1,281,265
Average Balance Sheet:
Loans	$160,707	$160,770	$160,348	$158,554	$150,065	$147,348	$149,485
Investments	59,626	51,941	58,553	53,703	54,943	61,999	58,152
Other earning assets	9,931	12,745	12,767	7,621	7,503	5,705	8,036
Total assets	249,173	239,674	248,476	236,569	230,081	231,477	230,975
Deposits	170,840	168,371	172,803	167,024	167,812	172,028	171,956
Other interest-bearing liabilities	38,962	40,590	42,770	36,676	32,253	29,823	29,772
Stockholders’ equity	31,466	29,996	31,003	29,672	28,789	28,136	27,223
Balance Sheet Data:
Loans	$159,544	$159,689	$161,460	$160,641	$154,271	$149,900	$147,631
Investments	59,260	54,970	57,686	53,486	53,919	61,834	62,775
Other earning assets	10,523	12,940	13,401	10,712	6,239	6,233	6,882
Total assets	247,279	244,492	245,324	241,920	231,218	235,377	232,914
Deposits	174,343	172,547	170,938	169,285	164,847	172,487	171,786
Other interest-bearing liabilities	38,619	39,610	40,648	40,607	35,910	30,080	32,325
Stockholders’ equity	32,395	30,542	31,627	30,248	29,012	28,506	27,603
Ratios: (2)
Return on average assets	1.05%	1.03%	1.07%	1.02%	.97%	.96%	.94%
Return on average equity	8.28%	8.20%	8.54%	8.13%	7.73%	7.88%	7.95%
Dividend payout ratio	39.62%	40.33%	38.15%	40.39%	41.92%	40.19%	39.02%
Average equity to average assets ratio	12.63%	12.52%	12.89%	12.54%	12.51%	12.17%	11.79%

(1)	Per share data has been calculated on the weighted average number of shares outstanding.

(2)	The ratios for the three month period ending March 31, 2008 and 2007 are annualized.
Cautionary Statement Concerning Forward-Looking Statements
This Form 10-Q, both in the MD & A and elsewhere, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about our confidence and strategies and our expectations about new and existing programs and products, relationships, opportunities, technology and market conditions. These statements may be identified by such forward-looking terminology as “expect,” “look,” “believe,” “anticipate,” “may,” “will,” or similar statements or variations of such terms. Such forward-looking statements involve certain risks and uncertainties. These include, but are not limited to, the direction of interest rates, continued levels of loan quality and origination volume, continued relationships with major customers, and sources for loans, as well as the effects of economic conditions and legal and regulatory barriers and structure. Actual results may differ materially from such forward-looking statements. We assume no obligation for updating any such forward-looking statement at any time. Our consolidated financial condition and results of operations are essentially those of our wholly-owned subsidiary bank, Columbia County Farmers National Bank. Therefore, our discussion and analysis that follows is primarily centered on the performance of this bank.

Earnings Summary
Net income for the three months ended March 31, 2008 was $651 thousand or $.53 per basic and diluted share. These results compare with net income of $615 thousand or $.50 per basic and diluted share for the same period in 2007. Annualized return on average equity increased to 8.28 percent from 8.20 percent, while the annualized return on average assets increased to 1.05 percent from 1.03 percent, for the three months ended March 31, 2008 and 2007 respectively.
Net interest income continues to be the largest source of our operating income. Net interest income on a tax equivalent basis increased 2.22 percent to $2,161 thousand at March 31, 2008 from $2,114 thousand at March 31, 2007. Overall, interest earning assets yielded 6.22 percent for the three months ended March 31, 2008 compared to 6.38 percent yield for the three months ended March 31, 2007. The tax equivalized net interest margin remained at 3.75 percent for the three months ended March 31, 2008 and 2007.
Average interest earning assets increased $4.8 million or 2.13 percent for the three months ended March 31, 2008 over the same period in 2007 from $225.5 million at March 31, 2007 to $230.3 million at March 31, 2008. Average loans remained at $160.7 at March 31 2007 and 2008. Average investments increased $7.7 million or 14.84 percent from $51.9 million at March 31, 2007 to $59.6 million at March 31, 2008 and average federal funds sold and interest-bearing deposits with other financial institutions decreased $2.8 million or 22.05 percent from $12.7 million at March 31, 2007 to $9.9 million at March 31, 2008.
Average interest bearing liabilities for the three months ended March 31, 2008 were $191.3 million and for the three month period ending March 31, 2007 they were $190.5 million, an increase of $.8 million or .42 percent. Average short-term borrowings were $29.3 million at March 31, 2007 and $28.7 million at March 31, 2008. Average long-term debt, which includes primarily FHLB advances, was $11.3 million at March 31, 2007 and $10.3 million at March 31, 2008. Average demand deposits remained at $18.5 million at March 31, 2007 and 2008.
The average interest rate for loans remained at 6.97% at March 31, 2007 and 2008 which was a period of volatile rate swings. Interest-bearing deposits with other Financial Institutions and Federal Funds Sold rates decreased 223 basis points to 3.11 percent at March 31, 2008 from 5.34 percent at March 31, 2007. Average rates on interest bearing deposits increased by 14 basis points from 2.58 percent to 2.72 percent in one year. Average interest rates also decreased on total interest bearing liabilities by 15 basis points to 2.96 percent from 3.11 percent. The cost of long-term debt averaged 6.01% percent at March 31, 2008 compared to 5.91% at March 31, 2007. This high costing liability will remain due to the fact that the Federal Home Loan Bank has the option to reprice these loans at their discretion. Until interest rates would rise to make the current 6.01 percent average rate unattractive, this in all probability will not occur. $2,000,000 of this long term debt did come due during the first quarter of 2008. We will continue to price deposits conservatively.
Net Interest Income
Tax equivalized net interest income increased from $2.0 million at March 31, 2007 to $2.1 million at March 31, 2008.

The following table reflects the components of net interest income for each of the three months ended March 31, 2008 and 2007:
ANALYSIS OF AVERAGE ASSETS, LIABILITIES AND CAPITAL EQUITY
AND
NET INTEREST INCOME ON A TAX EQUIVALENT BASIS
Average Balance Sheet and Rate Analysis
(Dollars in Thousands)

	Three Months Ended March 31, 2008 and 2007
		Interest	Average		Interest	Average
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate
	(1)	(2)		(1)	(2)
ASSETS:
Interest-bearing deposits with other financial institutions	$1,730	$13	3.06%	$2,662	$35	5.26%
Investment securities (3)	59,626	678	4.70%	51,941	601	4.83%
Federal funds sold	8,201	64	3.12%	10,083	135	5.36%
Loans	160,707	2,727	6.97%	160,770	2,740	6.97%

Total interest earning assets	$230,264	$3,482	6.22%	$225,456	$3,511	6.38%

Reserve for loan losses	(1,438)			(1,474)
Cash and due from banks	4,611			4,306
Other assets	15,736			11,386

Total assets	$249,173			$239,674

LIABILITIES AND CAPITAL:
Interest bearing deposits	$152,363	$1,036	2.72%	$149,883	$967	2.58%
Short-term borrowings	28,705	228	3.18%	29,295	349	4.77%
Long-term borrowings	10,257	154	6.01%	11,295	167	5.91%

Total interest-bearing liabilities	$191,325	$1,418	2.96%	$190,473	$1,483	3.11%

Demand deposits	$18,477			$18,488
Other liabilities	7,905			717
Stockholders’ equity	31,466			29,996

Total liabilities and capital	$249,173			$239,674

NET INTEREST INCOME /		$2,064	3.59%		$2,028	3.60%
NET INTEREST MARGIN (4)

TAX EQUIVALENT NET INTEREST INCOME /		$2,161	3.75%		$2,114	3.75%
NET INTEREST MARGIN (5)

(1)	Average volume information was computed using daily (or monthly) averages for interest earning and bearing accounts. Certain balance sheet items utilized quarter end balances for averages. Due to the availability of certain daily and monthly average balance information, certain reclassifications were made to prior period amounts.

(2)	Interest on loans includes fee income.

(3)	Yield on tax-exempt obligations has been computed on a tax-equivalent basis.

(4)	Net interest margin is computed by dividing annualized net interest income by total interest earning assets.

(5)	Interest and yield are presented on a tax-equivalent basis using 34 percent for 2008 and 2007.

The following table demonstrates the relative impact on net interest income of changes in volume of interest earning assets and interest bearing liabilities and changes in rates earned and paid by us on such assets and liabilities.
CHANGE IN NET INTEREST INCOME ON A TAX EQUIVALENT BASIS

	Three Months Ended March 31, 2008
	Compared with 2007
	Increase (Decrease) (2)
	Volume	Rate	Total
	(In thousands)
Interest income:
Loans (1)	$(4)	$0	$(4)
Investments (1)	371	(68)	303
Federal funds sold and other short-term investments	(150)	(285)	(435)

Total Interest Income:	217	(353)	(136)

Interest expense:

Deposits	64	210	274
Short-term borrowings	(28)	(466)	(494)
Long term debt	(61)	11	(50)

Total Interest Expense:	(25)	(245)	(270)

Net Interest Income:	$242	$(108)	$134

(1)	Interest income is adjusted to a tax equivalent basis using a 34 percent tax rate.

(2)	Variances resulting from a combination of changes in volume and rates are allocated to the categories in proportion to the absolute dollar amounts of the change in each category
The outstanding balance of loans at March 31, 2008 was $159.5 million and March 31, 2007 was $159.7 million.
Income from investment securities increased to $678 thousand at March 31, 2008 compared to $601 thousand at March 31, 2007. The average balance of investment securities for the three months ended March 31, 2008 was $59.6 million compared to $51.9 million at March 31, 2007.
Total interest expense decreased $.7 million or 4.38 percent for the first three months of 2008 as compared to the first three months of 2007.
Non-Interest Income
The following table presents the components of non-interest income for the three months ended March 31, 2008 and 2007:

	Three Months Ended
	March 31,
	(Dollars in thousands)
	2008	2007
Service charges and fees	$239	$205
Gain on sale of loans	47	21
Bank-owned life insurance income	65	70
Investment center	38	182
Trust department	38	43
Other	73	68

Total	$500	$589

Non-interest income continues to represent a considerable source of our income. We are committed to increasing non-interest income. Increases will be from our existing sources of non-interest income and any new opportunities that may develop. For the three months ended March 31, 2008 and March 31, 2007 total non-interest income decreased $89 thousand from $589 thousand at March 31, 2007 to $500 thousand at March 31, 2008.
Service charges and fees increased $34 thousand from $205 thousand at March 31, 2007 to $239 thousand or 16.59 percent at March 31, 2008.

Income from sales of fixed rate mortgages through the Mortgage Partnership Finance (MPF) and PHFA programs reflected an increase at March 31, 2008 to $47 thousand compared to $21 thousand at March 31, 2007. The MPF loans are being serviced by the bank and the bank retains minimal credit risk.
Third party brokerage fees at March 31, 2007 of $182 thousand included $68 thousand from the one time sale of non deposit retail products. Other income increased from $68 thousand at March 31, 2007 to $73 thousand at March 31, 2008.
Non-Interest Expense
The following table presents the components of non-interest expense for the three months ended March 31, 2008 and 2007:

	Three Months Ended
	March 31,
	2008	2007
	(Dollars in Thousands)

Salaries	$703	$771
Pensions and other employee benefits	245	231
Occupancy expense-net	138	129
Equipment	115	121
State shares tax	85	82
Professional services	66	61
Director’s fees	46	47
Stationery and supplies	27	41
Other	274	293

Total	$1,699	$1,776

Non-interest expense decreased from $1.8 million at March 31, 2007 to $1.7 million at March 31, 2008, a decrease of 4.34 percent.
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
Salaries decreased 8.82 percent from $771 thousand at March 31, 2007 to $703 thousand at March 31, 2008. This is attributable to commissions paid on third party brokerage firm sales. Commissions at March 31, 2007 were $94 thousand and at March 31, 2008 were $7 thousand due to the factors discussed above under third party brokerage fee income. Pensions and other employee benefits increased 6.06 percent from $231 thousand at March 31, 2007 to $245 thousand at March 31, 2008. This increase was attributable to a change in the Bank’s 401K plan accounting methodology.
Occupancy expense increased 6.98 percent from $129 thousand at March 31, 2007 to $138 thousand at March 31, 2008. This increase is attributable to general increases in the cost of utilities.
Pennsylvania Bank Shares Tax increased 3.66 percent from $82 thousand at March 31, 2007 to $85 thousand at March 31, 2008.
Professional services increased 8.20 percent from $61 thousand at March 31, 2007 to $66 thousand at March 31, 2008.
Director’s fees decreased 2.12 percent from $47 thousand through March 31, 2007 compared to $46 thousand through March 31, 2008. Two additional Board committees have been formed due to the proposed merger with First Columbia Bank, which may increase these fees during the remainder of 2008.
Stationery and supplies decreased $14 thousand in comparing March 31, 2007 at $41 thousand and March 31, 2008 at $27 thousand, a 34.15 percent decrease. Due to a proposed merger stationery expenditures have been restricted until the transaction is consummated. The proposed merger date is third quarter 2008.
Other expenses decreased $19 thousand from $293 thousand at March 31, 2007 to $274 thousand at March 31, 2008, a 6.48 percent decrease. Advertising was $9 thousand less than 2007, training was $3,000 less than 2007, other real estate owned expense was $2,000 less than 2007 and ATM communication fees were $5,000 less than 2007. The advertising and training are a result of the proposed merger, we have no other real estate owned in 2008 and the ATM communication fees are a result of a different mode of communication being installed in 2007.
Income Taxes
Income tax expense as a percentage of pre-tax income was 24.74 percent for the three months ended March 31, 2008 compared with 24.82 percent for the same period in 2007.

ASSET / LIABILITY MANAGEMENT
Interest Rate Sensitivity
Our success is largely dependent upon our ability to manage interest rate risk. Interest rate risk can be defined as the exposure of our net interest income to the movement in interest rates. We do not currently use derivatives to manage market and interest rate risks. Our interest rate risk management is the responsibility of the Asset / Liability Management Committee (“ALCO”), which reports to the Board of Directors. ALCO establishes policies that monitor and coordinate our sources, uses and pricing of funds as well as interest-earning asset pricing and volume.
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
Liquidity
Liquidity measures the ability to satisfy current and future cash flow needs as they become due. Maintaining a level of liquid funds through asset / liability management seeks to ensure that these needs are met at a reasonable cost. As of March 31, 2008, we had $59.3 million of securities available for sale recorded at their fair value, compared with $55.0 million at March 31, 2007. As of March 31, 2008, the investment securities available for sale had a net unrealized gain of $499 thousand, net of deferred taxes, compared with a net unrealized loss of $1 thousand, net of deferred taxes, at March 31, 2007. These securities are not considered trading account securities, which may be sold on a continuous basis, but rather are securities which the Corporation has the ability and positive intent to hold the securities to maturity and are classified as available-for-sale.
In accordance with disclosures required by EITF NO. 03-1, the summary below reflects the gross unrealized losses and fair value, aggregated by investment category the individual securities which have been in a continuous unrealized loss position for less than or more than 12 months as of March 31, 2008:

Description of Security	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Obligations of U.S. Government Corporations and Agencies:
Mortgage backed	$2,070	$8	$3,232	$3	$5,302	$11
Other	0	0	0	0	0	0

Obligations of State and Political Subdivisions	321	3	0	0	321	3
Marketable Equity Securities	170	95	360	68	530	163

Total	$2,561	$106	$3,592	$71	$6,153	$177

Note: This schedule reflects only unrealized losses without the effect of unrealized gains.
The Corporation invests in various forms of agency debt including mortgage backed securities and callable agency debt. The fair market value of these securities is influenced by market interest rates, prepayment speeds on mortgage securities, bid to offer spreads in the market place and credit premiums for various types of agency debt. These factors change continuously and therefore the market value of these securities may be higher or lower than the Corporation’s carrying value at any measurement date. The Corporation’s marketable equity securities represent common stock positions in various financial institutions. The fair market value of these equities tends to fluctuate with the overall equity markets as well as the trends specific to each institution.
Non-Performing Assets
Shown below is a summary of past due and non-accrual loans:

	March	December
	31, 2008	31,2007
Past due and non-accrual:	(Dollars in Thousands)

Days 30 — 89	$1,185	$460
Days 90 plus	0	80
Non-accrual	152	77

Total	$1,337	$617
Past due and non-accrual loans increased 116.69 percent from $617 thousand at December 31, 2007 to $1,337 thousand at March 31, 2007. The non-performing assets expressed as a ratio to total loans was .24 percent at March 31, 2008 and .73 percent at December 31, 2007. Non-performing loans are comprised of loans which are on a non-accrual basis, accruing loans that are 90 days or more past due, and restructured loans. Non-performing assets are comprised of non-performing loans and foreclosed real estate (assets acquired in foreclosure), if applicable.

The provision for loan losses for the first three months of 2008 was $0 compared to the first three months of 2007 at $23 thousand. Management is diligent in its efforts to maintain low delinquencies and continues to monitor and review current loans to foresee future delinquency occurrences and react to them quickly. See the following discussion under Allowance for Loan Losses below.
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
We adhere to principles provided by Financial Accounting Standards Board Statement No. 114, “Accounting by Creditors for Impairment of a Loan” — Refer to Note 2 above for other details.
The following analysis provides a schedule of loan maturities / interest rate sensitivities. This schedule presents a repricing and maturity analysis as required by the FFIEC:

March 31,
MATURITY AND REPRICING DATA FOR LOANS AND LEASES	2008
(Dollars in
thousands)

(1) Three months or less	$2,186
(2) Over three months through 12 months	14,020
(3) Over one year through three years	28,465
(4) Over three years through five years	4,008
(5) Over five years through 15 years	18,161
(6) Over 15 years	288
All loans and leases other than closed-end loans secured by first liens on 1-4 family residential properties with a remaining maturity or repricing frequency of:
(1) Three months or less	17,367
(2) Over three months through 12 months	16,741
(3) Over one year through three years	27,001
(4) Over three years through five years	11,060
(5) Over five years through 15 years	19,989
(6) Over 15 years	133

Sub-total	159,419

Add: Non-accrual loans not included above	152
Less: Unearned income	(27)

Total Loans and Leases	$159,544

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

The following table presents a summary of CCFNB’s loan loss experience as of the dates indicated:

	For the Three Months
	Ended March 31,
	(Dollars in thousands)
	2008	2007
Average loans outstanding:	$160,707	$160,770

Total loans at end of period	159,544	161,460

Balance at beginning of period	$1,437	$1,457
Total charge-offs	(11)	(11)
Total recoveries	12	27

Net charge-offs	1	16
Provision for loan losses	0	23

Balance at end of period	$1,438	$1,496

Net charge-offs as a percent of average loans outstanding during period	.01%	.01%
Allowance for loan losses as a percent of total loans	.90%	.94%
The allowance for loan losses is based on our evaluation of the allowance for loan losses in relation to the credit risk inherent in the loan portfolio. In establishing the amount of the provision required, management considers a variety of factors, including but not limited to, general economic conditions, volumes of various types of loans, collateral adequacy and potential losses from significant borrowers. On a monthly basis, the Board of Directors and the bank’s Credit Administration Committee review information regarding specific loans and the total loan portfolio in general in order to determine the amount to be charged to the provision for loan losses.
Capital Adequacy
A major strength of any financial institution is a strong capital position. This capital is very critical as it must provide growth, dividend payments to shareholders, and absorption of unforeseen losses. Our federal regulators provide standards that must be met. These standards measure “risk-adjusted” assets against different categories of capital. The “risk-adjusted” assets reflect off balance sheet items, such as commitments to make loans, and also place balance sheet assets on a “risk” basis for collectibility. The adjusted assets are measured against the standards of Tier I Capital and Total Qualifying Capital. Tier I Capital is common shareholders’ equity. Total Qualifying Capital includes so-called Tier II Capital, which are common shareholders’ equity and the allowance for loan and lease losses. The allowance for loan and lease losses must be lower than or equal to common shareholders’ equity to be eligible for Total Qualifying Capital.
We exceed all minimum capital requirements as reflected in the following table:

	March 31, 2008		December 31, 2007
		Minimum		Minimum
	Calculated	Standard	Calculated	Standard
	Ratios	Ratios	Ratios	Ratios
Risk Based Ratios:
Tier I Capital to risk-weighted assets	19.32%	4.00%	18.98%	4.00%
Total Qualifying Capital to risk-weighted assets	20.25%	8.00%	19.90%	8.00%
Additionally, certain other ratios also provide capital analysis as follows:

	March 31,	December 31,
	2008	2007

Tier I Capital to average assets	12.51%	12.06%
We believe that the bank’s current capital position and liquidity positions are strong and that its capital position is adequate to support its operations.
Book value per share amounted to $26.39 at March 31, 2008, compared with $25.79 per share at December 31, 2007.
Cash dividends declared amounted to $.21 per share for the three months ended March 31, 2008, equivalent to a dividend payout ratio of 39.62 percent, compared with 40.33 percent for the same period in 2007. Our Board of Directors continues to believe that cash dividends are an important component of shareholder value and that, at the bank’s current level of performance and capital; we expect to continue our current dividend policy of a quarterly cash distribution of earnings to our shareholders.

The following table presents information on the shares of our common stock that we repurchased during the first quarter of 2008:
CCFNB BANCORP, INC.
ISSUER PURCHASES OF EQUITY SECURITIES

			NUMBER OF SHARES	NUMBER OF SHARES
	NUMBER		PURCHASED AS PART	THAT MAY YET BE
	OF SHARES	PRICE PAID	OF PUBLICLY	PURCHASED UNDER
PERIOD	PURCHASED	PER SHARE	ANNOUNCED PROGRAM (1)	THE PROGRAM

01/01/08 — 01/31/08	0	0	0	16,000
02/01/08 — 02/29/08	0	0	0	16,000
03/01/08 — 03/31/08	2,000	$25.75	2,000	14,000

TOTAL	2,000		2,000

(1)	This program was announced in 2003 and represents the second buy-back program. The Board of Directors approved the purchase of 100,000 shares. There is no expiration date associated with this program.

Controls and Procedures
Item 4. Controls and Procedures
     Our Chief Executive Officer (CEO) and Principal Financial Officer (PFO) have concluded that our disclosure controls and procedures (as defined in Rules 13a — 15(e) and 15d — 15(e) under the Securities Exchange Act of 1934, as amended), based on their evaluation of these controls and procedures as of the end of the period covered by this Report, were effective as of such date at the reasonable assurance level as discussed below to ensure that information required to be disclosed by us in the reports we file under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
     The CEO and PFO have evaluated the changes to our internal controls over financial reporting that occurred during our fiscal Quarter Ended March 31, 2008, as required by paragraph (d) Rules 13a — 15 and 15d — 15 under the Securities Exchange Act of 1934, as amended, and have concluded that there were no changes that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION;
Item 1. Legal Proceedings
Management and the Corporation’s legal counsel are not aware of any litigation that would have a material adverse effect on the consolidated financial position of the Corporation. There are no proceedings pending other than the ordinary routine litigation incident to the business of the Corporation and its subsidiary, Columbia County Farmers National Bank. In addition, no material proceedings are pending or are known to be threatened or contemplated against the Corporation and the Bank by government authorities.
Item 2. Changes in Securities — Nothing to report.
Item 3. Defaults Upon Senior Securities — Nothing to report.
Item 4. Submission of Matters to a Vote of Security Holders — Nothing to report.
Item 5. Other Information — On April 1, 2008, the Securities and Exchange Commission declared effective the Registrant’s Form S-4 registration statement (No. 333-149690) with respect to the registration of 1,030,407 shares of the Registrant’s common stock, par value $1.25 per share, to be issued pursuant to the terms and conditions set forth in the Agreement and Plan of Reorganization, dated as of November 29, 2007, between the Registrant and Columbia Financial Corporation (the “Merger Agreement”). The stockholders of the Registrant and Columbia Financial Corporation will vote on such Merger Agreement at their respective annual meeting of stockholders to be held on May 15, 2008.
Item 6. Exhibits and Reports on Form 8-K — Nothing to report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report on Form 10-Q for the period ended March 31, 2008, to be signed on its behalf by the undersigned thereunto duly authorized.

CCFNB BANCORP, INC. (Registrant)
By	/s/ Lance O. Diehl
Lance O. Diehl
President and CEO

Date: May 12, 2008

By	/s/ Virginia D. Kocher
Virginia D. Kocher
Treasurer

Date: May 12, 2008