Form 10-Q
period 2008-06-30
CCFNB BANCORP INC
filed 2008-08-14
CIK 731122

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☐
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 1,217,783 shares of $1.25 (par) common stock were outstanding as of July 17, 2008.

CCFNB Bancorp, Inc. and Subsidiary
Table of Contents
June 30, 2008

Page
FINANCIAL INFORMATION:

Consolidated Balance Sheets	2

Consolidated Statements of Income	3

Consolidated Statements of Cash Flows	4

Notes to Consolidated Financial Statements	5 - 17

Report of Independent Registered Public Accounting Firm	18

Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations	19 - 27

Controls and Procedures	28

OTHER INFORMATION	29

SIGNATURES	30 - 33

CCFNB Bancorp, Inc. and Subsidiary
Consolidated Balance Sheets
(in Thousands)

	Unaudited
	June	December
	30, 2008	31, 2007
ASSETS
Cash and due from banks	$4,404	$5,550
Interest-bearing deposits with other banks	518	732
Federal funds sold	6,094	7,119
Investment securities available-for-sale	61,223	57,686
Loans, net of unearned income	161,240	161,460
Allowance for loan losses	1,436	1,437

Net loans	159,804	160,023
Premises and equipment, net	4,917	5,087
Cash surrender value of bank-owned life insurance	7,234	7,077
Accrued interest receivable	1,020	1,082
Other assets	1,965	968

TOTAL ASSETS	$247,179	$245,324

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits:
Non-interest bearing	$20,721	$19,394
Interest bearing	154,500	151,544

Total Deposits	175,221	170,938
Short-term borrowings	28,973	29,511
Long-term borrowings	9,134	11,137
Accrued interest and other expenses	1,852	2,082
Other liabilities	23	29

TOTAL LIABILITIES	215,203	213,697

STOCKHOLDERS’ EQUITY
Common stock, par value $1.25 per share; authorized 5,000,000 shares; issued and outstanding 1,219,783 shares in 2008 and 1,226,536 shares in 2007	1,525	1,533
Surplus	2,105	2,271
Retained earnings	28,563	27,679
Accumulated other comprehensive income (loss)	(217)	144

TOTAL STOCKHOLDERS’ EQUITY	31,976	31,627

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$247,179	$245,324

See accompanying notes to Consolidated Financial Statements.

CCFNB Bancorp, Inc. and Subsidiary
Consolidated Statements of Income
(in Thousands Except Per Share Data)
Unaudited

	For the Six		For the Three
	Months Ending		Months Ending
	June 30		June 30
	2008	2007	2008	2007
INTEREST AND DIVIDEND INCOME
Interest and fees on loans:
Taxable	$5,079	$5,259	$2,496	$2,635
Tax-exempt	298	231	154	115
Interest and dividends on investment securities:
Taxable	1,253	1,100	645	579
Tax-exempt	84	97	39	47
Dividends	49	60	24	30
Federal funds sold	108	274	44	139
Deposits in other banks	20	88	7	53

TOTAL INTEREST AND DIVIDEND INCOME	6,891	7,109	3,409	3,598

INTEREST EXPENSE
Deposits	2,026	1,978	990	1,011
Short-term borrowings	358	702	130	353
Long-term borrowings	292	334	138	167

TOTAL INTEREST EXPENSE	2,676	3,014	1,258	1,531

Net interest income	4,215	4,095	2,151	2,067
Provision for loan losses	—	30	—	7

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,215	4,065	2,151	2,060

NON-INTEREST INCOME
Service charges and fees	480	440	241	235
Gain on sale of loans	106	64	59	43
Bank-owned life insurance income	133	143	68	73
Investment center	92	271	54	89
Trust department	74	82	36	39
Other	152	149	79	81

TOTAL NON-INTEREST INCOME	1,037	1,149	537	560

NON-INTEREST EXPENSE
Salaries	1,419	1,501	716	730
Pensions and other employee benefits	470	448	225	217
Occupancy, net	256	247	118	118
Equipment	222	242	107	121
State shares tax	163	159	78	77
Professional services	132	129	66	68
Directors’ fees	97	93	51	46
Stationery and supplies	54	95	27	54
Other	571	605	297	312

TOTAL NON-INTEREST EXPENSE	3,384	3,519	1,685	1,743

Income before income taxes	1,868	1,695	1,003	877
Income tax expense	470	426	256	223

NET INCOME	$1,398	$1,269	$747	$654

PER SHARE DATA
Net income	$1.14	$1.03	$0.61	$0.53
Cash dividends	$0.42	$0.40	$0.21	$0.20
Weighted average shares outstanding	1,224,552	1,237,119	1,224,552	1,237,119
See accompanying notes to Consolidated Financial Statements.

CCFNB Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(in Thousands)
Unaudited

	For the Six
	Months Ending
	June 30,
	2008	2007
OPERATING ACTIVITIES
Net income	$1,398	$1,269
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	—	30
Depreciation and amortization	188	202
Employee stock purchase plan expense	2	2
Premium amortization on investment securities	46	45
Discount accretion on investment securities	(26)	(10)
Deferred income taxes (benefit)	(62)	(40)
(Gain) on sale of loans	(106)	(64)
Proceeds from sale of mortgage loans	6,182	3,994
Originations of mortgage loans for resale	(5,921)	(4,067)
(Income) from investment in insurance agency	(10)	(1)
(Increase) in accrued interest receivable and other assets	(678)	(251)
Net (increase) in cash surrender value of bank-owned life insurance	(157)	(159)
Increase in accrued interest, other expenses and other liabilities	(236)	72

NET CASH PROVIDED BY OPERATING ACTIVITIES	620	1,022

INVESTING ACTIVITIES
Purchase of investment securities available-for-sale	(29,600)	(22,515)
Proceeds from sales, maturities and redemptions of investment securities available-for-sale	25,497	16,274
Net (increase) decrease in loans	64	2,737
Purchases of premises and equipment	(18)	(192)

NET CASH (USED IN) INVESTING ACTIVITIES	(4,057)	(3,696)

FINANCING ACTIVITIES
Net increase in deposits	4,283	5,019
Net increase in short-term borrowings	(538)	2,667
Net (decrease) in long-term borrowings	(2,003)	(158)
Acquisition of treasury stock	(304)	(338)
Proceeds from issuance of common stock	128	122
Cash dividends paid	(514)	(494)

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,052	6,818

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,385)	4,144

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	13,401	15,531

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$11,016	$19,675

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$2,717	$3,068
Income taxes	$622	$443
See accompanying notes to Consolidated Financial Statements.

CCFNB Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements
June 30, 2008
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
Derivatives
The Bank has outstanding loan commitments that relate to the origination of mortgage loans that will be held for resale. Pursuant to Statement of Financial Accounting Standards (SFAS) No. 133 “Accounting for Derivative Instruments and Hedging Activities” as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”, and SFAS No. 149 “Amendments to SFAS 133 on Derivative Instruments and Hedging Activities” and the guidance contained in the Derivatives Implementation Group Statement 133 Implementation Issue No. C 13, the Bank has accounted for such loan commitments as derivative instruments. The outstanding loan commitments in this category did not give rise to any losses for the six-month period ended June 30, 2008 and the year ended December 31, 2007, as the fair market value of each outstanding loan commitment exceeded the Bank’s cost basis in each loan commitment.

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
Investment in Insurance Agency
On January 2, 2001, the Corporation acquired a 50% interest in a local insurance agency, a corporation organized under the laws of the Commonwealth of Pennsylvania. The income or loss from this investment is accounted for under the equity method of accounting. The carrying value of this investment as of June 30, 2008 and December 31, 2007 was $223,000 and $213,000, respectively, and is carried in other assets in the accompanying consolidated balance sheets.

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
Effective January 1, 2008, the Corporation adopted a net presentation for derivative positions and related collateral entered into under master netting agreements pursuant to the guidance in FIN 39 and FSP 39-1. The adoption of this guidance would result in balance sheet reclassifications of certain cash collateral-based short-term investments against the related derivative liabilities and certain deposit liability balances against the related fair values of derivative assets. The effects of these reclassifications will fluctuate based on the fair values of derivative contracts but overall would not have a material impact on either total assets or total liabilities. The adoption of these standards will not have an impact on the Corporations consolidated financial condition, results of operations or liquidity
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities”. The statement allows an entity to elect to measure certain financial assets and liabilities at fair value with changes in fair value recognized in the income statement each period. The statement also requires additional disclosures to identify the effects of an entity’s fair value election on its earnings. The election is irrevocable. The Corporation is currently assessing whether it will elect to adopt
SFAS 159.
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
Advertising Costs
It is the Corporation’s policy to expense advertising costs in the period in which they are incurred. Advertising expense for the six-month periods ended June 30, 2008 and 2007 was approximately $39,000 and $52,000, respectively.
Reclassification
Certain amounts in the consolidated financial statements of the prior years have been reclassified to conform with presentation used in the 2008 consolidated financial statements. Such reclassifications had no effect on the Corporation’s consolidated financial condition or net income.
NOTE 2 — Allowance for Loan Losses
Changes in the allowance for loan losses for the six-month periods ended June 30, 2008 and June 30, 2007 were as follows:

	(Amounts in Thousands)
	2008	2007
Balance, beginning of year	$1,437	$1,457
Provision charged to operations	—	30
Loans charged-off	(19)	(47)
Recoveries	18	29

Balance, June 30	$1,436	$1,469

At June 30, 2008, the total recorded investment in loans that are considered to be impaired as defined by SFAS No. 114 was $77,000. These impaired loans had a related allowance for loan losses of $34,000. No additional charge to operations was required to provide for the impaired loans since the total allowance for loan losses is estimated by management to be adequate to provide for the loan loss allowance required by SFAS No. 114 along with any other potential losses.
At June 30, 2008, there were no significant commitments to lend additional funds with respect to non-accrual and restructured loans.
Non-accrual loans at June 30, 2008, and December 31, 2007 were $226,000 and $77,000, respectively, all of which were considered impaired.
Loans past due 90 days or more and still accruing interest amounted to $6,000 at June 30, 2008.

NOTE 3 — Short-Term Borrowings
Securities sold under agreements to repurchase, and Federal Home Loan Bank advances generally represented overnight or less than 30-day borrowings. U.S. Treasury tax and loan notes for collections made by the Bank were payable on demand.
NOTE 4 — Long-Term Borrowings
Long-term borrowings are comprised of advances from the Federal Home Loan Bank.
NOTE 5 — Deferred Compensation Plans
The Bank has entered into certain non-qualified deferred compensation agreements with certain executive officers and directors. Expenses related to these non-qualified deferred compensation plans amounted to $77,000 and $70,000 for the six-month periods ended June 30, 2008 and 2007, respectively.
There were no substantial changes in other plans as disclosed in the 2007 Annual Report.
NOTE 6 — Stockholders’ Equity
Changes in stockholders’ equity for the six-month period ended June 30, 2008 were as follows:

	(Amounts in Thousands, Except Common Share Data)
						Accumulated
						Other
						Comprehensive
	Common	Common		Comprehensive	Retained	Income	Treasury
	Shares	Stock	Surplus	Income	Earnings	(Loss)	Stock	Total
Balance at January 1, 2008	1,226,536	$1,533	$2,271		$27,679	$144	$—	$31,627
Comprehensive Income:
Net income				$1,398	1,398			1,398
Change in unrealized gain (loss) on investment securities available-for-sale net of reclassification adjustment and tax effects				(361)		(361)		(361)

TOTAL COMPREHENSIVE INCOME				$1,037

Issuance of 5,247 shares of common stock under dividend reinvestment and stock purchase plans	5,247	7	121					128
Recognition of employee stock purchase plan expense			2					2
Purchase of 2,000 shares of treasury stock							(304)	(304)
Retirement of 12,000 shares of treasury stock	(12,000)	(15)	(289)				304	—
Cash dividends $.42 per share					(514)			(514)

Balance at June 30, 2008	1,219,783	$1,525	$2,105		$28,563	$(217)	$—	$31,976

NOTE 7 — Acquisition
     On July 18, 2008, the Corporation consummated the Agreement and Plan or Reorganization dated as of November 29, 2007, with Columbia Financial Corporation (“CFC”), whereby CFC merged with and into the Corporation; and the Corporations’ wholly-owned subsidiary, Columbia County Farmers National Bank merged with and into First Columbia Bank & Trust Co. (“First Columbia Bank”).
The result of these mergers was that First Columbia Bank became the wholly-owned subsidiary of the Corporation on July 18, 2008, with pro forma combined assets of $575,063,000, deposits of $441,677,000 and other liabilities and stockholders equity of $133,386,000 as of June 30, 2008.
Also, on July 18, 2008, the Corporation issued approximately 1,030,286 shares of its common stock and paid cash of approximately $2,804 in lieu of the issuance of fractional shares in exchange for all of the issued and outstanding shares of common stock of CFC.
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
The Corporation may require collateral or other security to support financial instruments with off-balance sheet credit risk. The contract or notional amounts at June 30, 2008 and December 31, 2007 were as follows:

	(Amounts in Thousands)
	June	December
	30, 2008	31, 2007
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$20,891	$20,492
Financial standby letters of credit	689	756
Performance standby letters of credit	934	923
Dealer floor plans	210	66
Loans for resale	264	418
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
The Corporation granted commercial, consumer and residential loans to customers primarily within Pennsylvania. Of the total loan portfolio at June 30, 2008, 84.0% was for real estate loans, with significantly most being residential. It was the opinion of management that the high concentration did not pose an adverse credit risk. Further, it was management’s opinion that the remainder of the loan portfolio was balanced and diversified to the extent necessary to avoid any significant concentration of credit.

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
Due to the mergers with Columbia Financial Corporation and First Columbia Bank & Trust Co., the results of operations for the six-month period ended June 30, 2008, are not indicative of the results to be expected for the full year.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders of CCFNB Bancorp, Inc.:
We have reviewed the accompanying consolidated balance sheet of CCFNB Bancorp, Inc. and Subsidiary as of June 30, 2008, the related consolidated statements of income for the three and six-month periods ended June 30, 2008 and 2007 and cash flows for the six-month periods ended June 30, 2008 and 2007. These consolidated interim financial statements are the responsibility of the management of CCFNB Bancorp, Inc. and Subsidiary.
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
We have previously audited, in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of CCFNB Bancorp, Inc. and Subsidiary as of December 31, 2007, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 28, 2008, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2007, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ J. H. Williams & Co., LLP
J.H. Williams & Co., LLP
Kingston, Pennsylvania
August 8, 2008

CCFNB Bancorp, Inc.
Form 10-Q
For the Quarter Ended June 30, 2008
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Consolidated Summary of Operations
(Dollars in Thousands, except for per share data)

	At and For the Six
	Months
	Ended June 30,		At and For the Years Ended December 31,
	2008	2007	2007	2006	2005	2004	2003
Income and Expense:
Interest income	$6,891	$7,109	$14,483	$13,202	$11,442	$10,843	$11,221
Interest expense	2,676	3,014	6,185	5,301	4,131	3,669	4,366

Net interest income	4,215	4,095	8,298	7,901	7,311	7,174	6,855
Provision for possible loan losses	0	30	30	175	90	140	200
Net interest income after loan loss provision	4,215	4,065	8,268	7,726	7,221	7,034	6,655
Non-interest income	1,037	1,149	2,305	1,900	1,713	1,530	1,508
Non-interest expense	3,384	3,519	7,038	6,437	6,077	5,746	5,409
Income before income taxes	1,868	1,695	3,535	3,189	2,857	2,818	2,754
Income taxes	470	426	888	777	631	601	591
Net income	$1,398	$1,269	$2,647	$2,412	$2,226	$2,217	$2,163
Per Share: (1)
Net income	$1.14	$1.03	$2.15	$1.93	$1.76	$1.74	$1.69
Cash dividends paid	.42	.40	.82	.78	.74	.70	.66
Average shares outstanding	1,224,552	1,237,119	1,233,339	1,249,844	1,262,171	1,267,718	1,281,265
Average Balance Sheet:
Loans	$160,343	$159,847	$160,348	$158,554	$150,065	$147,348	$149,485
Investments	60,082	54,782	58,553	53,703	54,943	61,999	58,152
Other earning assets	9,835	13,692	12,767	7,621	7,503	5,705	8,036
Total assets	248,496	243,189	248,476	236,569	230,081	231,477	230,975
Deposits	173,756	170,237	172,803	167,024	167,812	172,028	171,956
Other interest-bearing liabilities	38,593	40,634	42,770	36,676	32,253	29,823	29,772
Stockholders’ equity	31,807	30,327	31,003	29,672	28,789	28,136	27,223
Balance Sheet Data:
Loans	$161,240	$158,024	$161,460	$160,641	$154,271	$149,900	$147,631
Investments	61,223	59,396	57,686	53,486	53,919	61,834	62,775
Other earning assets	6,612	14,603	13,401	10,712	6,239	6,233	6,882
Total assets	247,179	249,885	245,324	241,920	231,218	235,377	232,914
Deposits	175,221	174,304	170,938	169,285	164,847	172,487	171,786
Other interest-bearing liabilities	38,107	43,116	40,648	40,607	35,910	30,080	32,325
Stockholders’ equity	31,976	30,613	31,627	30,248	29,012	28,506	27,603
Ratios: (2)
Return on average assets	1.13%	1.04%	1.07%	1.02%	.97%	.96%	.94%
Return on average equity	8.79%	8.37%	8.54%	8.13%	7.73%	7.88%	7.95%
Dividend payout ratio	36.77%	38.93%	38.15%	40.39%	41.92%	40.19%	39.02%
Average equity to average assets ratio	12.80%	12.47%	12.89%	12.54%	12.51%	12.17%	11.79%

(1)	Per share data has been calculated on the weighted average number of shares outstanding.

(2)	The ratios for the six month period ending June 30, 2008 and 2007 are annualized.
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

Earnings Summary
Net income for the six months ended June 30, 2008 was $1,398 thousand or $1.14 per basic and diluted share. These results compare with net income of $1,269 thousand or $1.03 per basic and diluted share for the same period in 2007. Annualized return on average equity increased to 8.79 percent from 8.37 percent, while the annualized return on average assets increased to 1.13 percent from 1.04 percent, for the six months ended June 30, 2008 and 2007 respectively.
Net interest income continues to be the largest source of our operating income. Net interest income on a tax equivalent basis increased 3.47 percent to $4,412 thousand at June 30, 2008 from $4,264 thousand at June 30, 2007. Overall, interest earning assets yielded 6.16 percent for the six months ended June 30, 2008 compared to 6.38 percent yield for the six months ended June 30, 2007. The tax equivalized net interest margin increased to 3.83 percent compared to 3.74 percent for the six months ended June 30, 2007.
Average interest earning assets increased $2.0 million or 8.76 percent for the six months ended June 30, 2008 over the same period in 2007 from $228.3 million at June 30, 2007 to $230.3 million at June 30, 2008. Average loans increased $.5 million for the six months ended June 30, 2008 from $159.8 million at June 30, 2007 to $160.3 at June 30, 2008. Average investments increased $5.3 million or 9.67 percent from $54.8 million at June 30, 2007 to $60.1 million at June 30, 2008 and average federal funds sold and interest-bearing deposits with other financial institutions decreased $3.9 million or 28.47 percent from $13.7 million at June 30, 2007 to $9.8 million at June 30, 2008.
Average interest bearing liabilities for the six months ended June 30, 2008 were $192.3 million and for the six month period ending June 30, 2007, they were $191.5 million, an increase of $.8 million or .42 percent. Average short-term borrowings were $29.4 million at June 30, 2007 and $28.6 million at June 30, 2008. Average long-term debt, which includes primarily FHLB advances, was $11.2 million at June 30, 2007 and $10.0 million at June 30, 2008. Average demand deposits increased from $19.3 million at June 30, 2007 to $20.0 million at June 30, 2008.
The average interest rate for loans decreased to 6.90% at June 30, 2008 from 7.02% at June 30, 2007, a 12 basis point decrease. Interest-bearing deposits with other Financial Institutions and Federal Funds Sold rates decreased 266 basis points to 2.62 percent at June 30, 2008 from 5.28 percent at June 30, 2007. Average rates on interest bearing deposits increased by 2 basis points from 2.62 percent to 2.64 percent in one year. Average interest rates decreased on total interest bearing liabilities by 32 basis points to 2.78 percent from 3.10 percent. The cost of long-term debt averaged 5.82% percent at June 30, 2008 compared to 5.94% at June 30, 2007. $2 million of this long term debt was able to be paid off in 2008 with the remaining $9 million due in 2010. This high costing liability will remain due to the fact that the Federal Home Loan Bank has the option to reprice these loans at their discretion. We will continue to price deposits accordingly.
Net Interest Income
Tax equivalized net interest income increased $.1 million at June 30, 2008 from $4.3 million at June 30, 2007 to $4.4 million at June 30, 2008.

The following table reflects the components of net interest income for each of the six months ended June 30, 2008 and 2007:
ANALYSIS OF AVERAGE ASSETS, LIABILITIES AND CAPITAL EQUITY
AND
NET INTEREST INCOME ON A TAX EQUIVALENT BASIS
Average Balance Sheet and Rate Analysis
(Dollars in Thousands)

	Six Months Ended June 30, 2008 and 2007
		Interest	Average		Interest	Average
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate
	(1)	(2)		(1)	(2)
ASSETS:
Interest-bearing deposits with other financial institutions	$1,450	$20	2.76%	$3,358	$88	5.24%
Investment securities (3)	60,082	1,386	4.76%	54,782	1,257	4.78%

Federal funds sold	8,385	108	2.58%	10,334	274	5.30%
Loans	160,343	5,377	6.90%	159,847	5,490	7.02%

Total interest earning assets	$230,260	$6,891	6.16%	$228,321	$7,109	6.38%

Reserve for loan losses	(1,438)			(1,483)
Cash and due from banks	4,704			4,381
Other assets	14,970			11,970

Total assets	$248,496			$243,189

LIABILITIES AND CAPITAL:
Interest bearing deposits	$153,747	$2,026	2.64%	$150,892	$1,978	2.62%
Short-term borrowings	28,559	358	2.51%	29,395	702	4.78%
Long-term borrowings	10,034	292	5.82%	11,239	334	5.94%

Total interest-bearing liabilities	$192,340	$2,676	2.78%	$191,526	$3,014	3.10%

Demand deposits	$20,009			$19,345
Other liabilities	4,340			1,991
Stockholders’ equity	31,807			30,327

Total liabilities and capital	$248,496			$243,189

NET INTEREST INCOME / NET INTEREST MARGIN (4)		$4,215	3.66%		$4,095	3.59%

TAX EQUIVALENT NET INTEREST INCOME / NET INTEREST MARGIN (5)		$4,412	3.83%		$4,264	3.74%

(1)	Average volume information was computed using daily (or monthly) averages for interest earning and bearing accounts. Certain balance sheet items utilized quarter end balances for averages. Due to the availability of certain daily and monthly average balance information, certain reclassifications were made to prior period amounts.

(2)	Interest on loans includes fee income.

(3)	Yield on tax-exempt obligations has been computed on a tax-equivalent basis.

(4)	Net interest margin is computed by dividing annualized net interest income by total interest earning assets.

(5)	Interest and yield are presented on a tax-equivalent basis using 34 percent for 2008 and 2007.

The following table demonstrates the relative impact on net interest income of changes in volume of interest earning assets and interest bearing liabilities and changes in rates earned and paid by us on such assets and liabilities.
CHANGE IN NET INTEREST INCOME ON A TAX EQUIVALENT BASIS

	Sxi Months Ended June 30, 2008
	Compared with 2007
	Increase (Decrease) (2)
	Volume	Rate	Total
	(In thousands)
Interest income:
Loans (1)	$35	$(192)	$(157)
Investments (1)	253	(11)	242
Federal funds sold and other short-term investments	(204)	(368)	(572)

Total Interest Income:	84	(571)	(487)

Interest expense:

Deposits	75	30	105
Short-term borrowings	(40)	(667)	(707)
Long term debt	(72)	(13)	(85)

Total Interest Expense:	(37)	(650)	(687)

Net Interest Income:	$121	$79	$200

(1)	Interest income is adjusted to a tax equivalent basis using a 34 percent tax rate.

(2)	Variances resulting from a combination of changes in volume and rates are allocated to the categories in proportion to the absolute dollar amounts of the change in each category
The outstanding balance of loans at June 30, 2008 was $161.2 million and June 30, 2007 was $158.0 million.
Income from investment securities increased to $1,386 thousand at June 30, 2008 compared to $1,257 thousand at June 30, 2007. The average balance of investment securities for the six months ended June 30, 2008 was $60.1 million compared to $54.8 million at June 30, 2007.
Total interest expense decreased $.3 million or 11.21 percent for the first six months of 2008 as compared to the first six months of 2007.         .
Non-Interest Income
The following table presents the components of non-interest income for the six months ended June 30, 2008 and 2007:

	Six Months Ended
	June 30,
	(Dollars in thousands)
	2008	2007
Service charges and fees	$480	$440
Gain on sale of loans	106	64
Bank-owned life insurance income	133	143
Investment center	92	271
Trust department	74	82
Other	152	149

Total	$1,037	$1,149

Non-interest income continues to represent a considerable source of our income. We are committed to increasing non-interest income. Increases will be from our existing sources of non-interest income and any new opportunities that may develop. For the six months ended June 30, 2008 and June 30, 2007 total non-interest income decreased $112 thousand from $1,149 thousand at June 30, 2007 to $1,037 thousand at June 30, 2008.

Service charges and fees increased $40 thousand from $440 thousand at June 30, 2007 to $480 thousand or 9.09 percent at June 30, 2008.
Income from sales of fixed rate mortgages through the Mortgage Partnership Finance (MPF) and PHFA programs reflected an increase at June 30, 2008 to $106 thousand compared to $64 thousand at June 30, 2007. The MPF loans are being serviced by the bank and the bank retains minimal credit risk.
Third party brokerage fees at June 30, 2007 of $271 thousand included $68 thousand from the one time sale of non deposit retail products. Other income increased from $149 thousand at June 30, 2007 to $152 thousand at June 30, 2008.
Non-Interest Expense
The following table presents the components of non-interest expense for the six months ended June 30, 2008 and 2007:

	Six Months Ended
	June 30,
	2008	2007
	(Dollars in Thousands)
Salaries	$1,419	$1,501
Pensions and other employee benefits	470	448
Occupancy expense-net	256	247
Equipment	222	242
State shares tax	163	159
Professional services	132	129
Director‘s fees	97	93
Stationery and supplies	54	95
Other	571	605

Total	$3,384	$3,519
Non-interest expense decreased from $3.5 million at June 30, 2007 to $3.4 million at June 30, 2008, a decrease of 2.86 percent. Generally, non-interest expense accounts for the cost of maintaining facilities; providing salaries and benefits to employees; and paying for insurance, supplies, advertising, data processing services, taxes and other related expenses. Some of the costs and expenses are variable while others are fixed. To the extent possible, the bank utilizes budgets and related measures to control variable expenses.
Salaries decreased 6.67 percent from $1.5 million at June 30, 2007 to $1.4 million at June 30, 2008. This is attributable to commissions paid on third party brokerage firm sales. Commissions at June 30, 2007 were $138 thousand and at June 30, 2008 were $27 thousand due to the factors discussed above under third party brokerage fee income. Pensions and other employee benefits increased 4.91 percent from $448 thousand at June 30, 2007 to $470 thousand at June 30, 2008.
Occupancy expense increased 3.64 percent from $247 thousand at June 30, 2007 to $256 thousand at June 30, 2008. This increase is attributable to general increases in the cost of utilities.
Pennsylvania Bank Shares Tax increased 2.52 percent from $159 thousand at June 30, 2007 to $163 thousand at June 30, 2008.
Professional services increased 2.33 percent from $129 thousand at June 30, 2007 to $132 thousand at June 30, 2008.
Director’s fees increased 4.30 percent from $93 thousand through June 30, 2007 compared to $97 thousand through June 30, 2008.
Stationery and supplies decreased $41 thousand in comparing June 30, 2007 at $95 thousand and June 30, 2008 at $54 thousand, a 43.16 percent decrease. Due to the mergers with Columbia Financial Corporation and First Columbia Bank & Trust Co., consummated on July 18, 2008, supply expenditures were greatly reduced due to the new name our bank has assumed.
Other expenses decreased $34 thousand from $605 thousand at June 30, 2007 to $571 thousand at June 30, 2008, a 5.62 percent decrease. Advertising was $13 thousand less than 2007, Training was $11 thousand less than 2007 and ATM communication fees were $7 thousand less than 2007. The advertising and training are a result of the merger and the ATM communication fees are a result of a different mode of communication being installed in 2007.
Income Taxes
Income tax expense as a percentage of pre-tax income was 25.16 percent for the six months ended June 30, 2008 compared with 25.13 percent for the same period in 2007.

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
Liquidity
Liquidity measures the ability to satisfy current and future cash flow needs as they become due. Maintaining a level of liquid funds through asset / liability management seeks to ensure that these needs are met at a reasonable cost. As of June 30, 2008, we had $61.2 million of securities available for sale recorded at their fair value, compared with $59.4 million at June 30, 2007. As of June 30, 2008, the investment securities available for sale had a net unrealized loss of $217 thousand, net of deferred taxes, compared with a net unrealized loss of $224 thousand, net of deferred taxes, at June 30, 2007. These securities are not considered trading account securities, which may be sold on a continuous basis, but rather are securities which the Corporation has the ability and positive intent to hold the securities to maturity and are classified as available-for-sale.
In accordance with disclosures required by EITF NO. 03-1, the summary below reflects the gross unrealized losses and fair value, aggregated by investment category the individual securities which have been in a continuous unrealized loss position for less than or more than 12 months as of June 30, 2008:

	Less than 12 months		12 months or more		Total
Description of Security		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
Obligations of U.S. Government Corporations and Agencies:
Mortgage backed	$28,232	$307	$663	$4	$28,895	$311
Other	0	0	0	0	0	0

Obligations of State and Political Subdivisions	771	22	0	0	771	22
Marketable Equity Securities	243	79	338	231	581	310

Total	$29,246	$408	$1,001	$235	$30,247	$643

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
Non-Performing Assets
Shown below is a summary of past due and non-accrual loans:

	June	December
	30, 2008	31,2007
Past due and non-accrual:
Days 30 – 89	$1,929	$460
Days 90 plus	6	80
Non-accrual	226	77

Total	$2,161	$617
Past due and non-accrual loans increased 250.24 percent from $617 thousand at December 31, 2007 to $2,161 thousand at June 30, 2008. The non-performing assets expressed as a ratio to total loans was .29 percent at June 30, 2008 and .74 at December 31, 2007. Non-performing loans are comprised of loans which are on a non-accrual basis, accruing loans that are 90 days or more past due, and restructured loans. Non-performing assets are comprised of non-performing loans and foreclosed real estate (assets acquired in foreclosure), if applicable.

The provision for loan losses for the first three months of 2008 was $0 compared to the first three months of 2007 at $30 thousand. Management is diligent in its efforts to maintain low delinquencies and continues to monitor and review current loans to foresee future delinquency occurrences and react to them quickly. See the following discussion under Allowance for Loan Losses below.
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
We adhere to principles provided by Financial Accounting Standards Board Statement No. 114, “Accounting by Creditors for Impairment of a Loan” – Refer to Note 2 above for other details.
The following analysis provides a schedule of loan maturities / interest rate sensitivities. This schedule presents a repricing and maturity analysis as required by the FFIEC:
MATURITY AND REPRICING DATA FOR LOANS AND LEASES

June 30
2008
(Dollars in
thousands)
(1) Three months or less	$4,617
(2) Over three months through 12 months	13,570
(3) Over one year through three years	26,107
(4) Over three years through five years	4,132
(5) Over five years through 15 years	18,257
(6) Over 15 years	286
All loans and leases other than closed-end loans secured by first liens on 1-4 family residential properties with a remaining maturity or repricing frequency of:
(1) Three months or less	17,680
(2) Over three months through 12 months	16,295
(3) Over one year through three years	25,366
(4) Over three years through five years	12,877
(5) Over five years through 15 years	21,712
(6) Over 15 years	142

Sub-total	161,041

Add: Non-accrual loans not included above	226
Less: Unearned income	(27)

Total Loans and Leases	$161,240

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

The following table presents a summary of CCFNB’s loan loss experience as of the dates indicated:

	For the Six Months
	Ended June 30,
	(Dollars in thousands)
	2008	2007
Average loans outstanding:	$160,343	$159,847

Total loans at end of period	161,240	158,024

Balance at beginning of period	$1,437	$1,457
Total charge-offs	(19)	(47)
Total recoveries	18	29

Net charge-offs	(1)	(18)
Provision for loan losses	0	30

Balance at end of period	$1,436	$1,469

Net charge-offs as a percent of average loans outstanding during period	—	(.01)%
Allowance for loan losses as a percent of total loans	.89%	.93%
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
We exceed all minimum capital requirements as reflected in the following table:

	June 30, 2008		December 31, 2007
		Minimum		Minimum
	Calculated	Standard	Calculated	Standard
	Ratios	Ratios	Ratios	Ratios
Risk Based Ratios:
Tier I Capital to risk-weighted assets	19.23%	4.00%	18.10%	4.00%
Total Qualifying Capital to risk-weighted assets	20.14%	8.00%	18.93%	8.00%
Additionally, certain other ratios also provide capital analysis as follows:

	June 30,	December 31,
	2008	2007
Tier I Capital to average assets	12.36%	12.71%
We believe that the bank’s current capital position and liquidity positions are strong and that its capital position is adequate to support its operations.
Book value per share amounted to $26.21 at June 30, 2008, compared with $25.79 per share at December 31, 2007.
Cash dividends declared amounted to $.42 per share for the six months ended June 30, 2008, equivalent to a dividend payout ratio of 36.77 percent, compared with 38.93 percent for the same period in 2007. The Board of Directors continues to believe that cash dividends are an important component of shareholder value and that, at the bank’s current level of performance and capital; we expect to continue our current dividend policy of a quarterly cash distribution of earnings to our shareholders. Pursuant to the agreement and plan of reorganization with Columbia Financial Corporation, which was consummated July 18, 2008, the Board of Directors has increased the third quarter cash dividend to at least 23 cents per share.

The following table presents information on the shares of our common stock that we repurchased during the second quarter of 2008:
CCFNB BANCORP, INC.
ISSUER PURCHASES OF EQUITY SECURITIES

			NUMBER OF SHARES
			PURCHASED AS PART	NUMBER OF SHARES
			OF PUBLICLY	THAT MAY YET BE
	NUMBER OF SHARES	PRICE PAID PER	ANNOUNCED	PURCHASED UNDER
PERIOD	PURCHASED	SHARE	PROGRAM (1)	THE PROGRAM
04/01/08 – 04/30/08	4,000	$25.48	4,000	10,000
05/01/08 – 05/31/08	2,000	$25.45	2,000	8,000
06/01/08 – 06/30/08	4,000	$24.50	4,000	4,000

TOTAL	10,000		10,000

(1)	This program was announced in 2003 and represents the second buy-back program. The Board of Directors approved the purchase of 100,000 shares. There is no expiration date associated with this program.

Controls and Procedures
Item 4. Controls and Procedures
     Our Chief Executive Officer (CEO) and Principal Financial Officer (PFO) have concluded that our disclosure controls and procedures (as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended), based on their evaluation of these controls and procedures as of the end of the period covered by this Report, were effective as of such date at the reasonable assurance level as discussed below to ensure that information required to be disclosed by us in the reports we file under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
     The CEO and PFO have evaluated the changes to our internal controls over financial reporting that occurred during our fiscal Quarter Ended June 30, 2008, as required by paragraph (d) Rules 13a – 15 and 15d – 15 under the Securities Exchange Act of 1934, as amended, and have concluded that there were no changes that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION;
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
Item 2. Changes in Securities – Nothing to report.
Item 3. Defaults Upon Senior Securities – Nothing to report.
Item 4. Submission of Matters to a Vote of Security Holders – Nothing to report.
Item 5. Other Information – Nothing to report.
Item 6. Exhibits and Reports on Form 8-K
On July 23, 2008 a form 8K was filed with the Commission concerning the merger with Columbia Financial Corporation. The merger was consummated July 18, 2008.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report on Form 10-Q for the period ended June 30, 2008, to be signed on its behalf by the undersigned thereunto duly authorized.

CCFNB BANCORP, INC. (Registrant)
By	/s/ Lance O. Diehl
Lance O. Diehl
President and CEO

Date: August 8, 2008

By	/s/ Virginia D. Kocher
Virginia D. Kocher
Treasurer

Date: August 8, 2008