Form 10-Q
period 2008-09-30
CCFNB BANCORP INC
filed 2008-11-14
CIK 731122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008.
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from                      to                     .
No. 0-19028
(Commission file number)
CCFNB BANCORP, INC.
(Exact name of registrant as specified in its charter)

PENNSYLVANIA (State or other jurisdiction of incorporation or organization)	23-2254643 (I.R.S. Employer Identification Number)

232 East Street, Bloomsburg, PA (Address of principal executive offices)	17815 (Zip Code)
Registrant’s telephone number, including area code: (570) 784-4400
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirings for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☑
On October 31, 2008, there were 2,249,010 shares of the Registrant’s Common stock outstanding, par value $1.25.

CCFNB Bancorp, Inc. and Subsidiary
Index to Quarterly Report on Form 10-Q

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
CCFNB Bancorp, Inc. and Subsidiary
Consolidated Balance Sheets

	(Unaudited)
	September 30,	December 31,
(In Thousands)	2008	2007
ASSETS
Cash and due from banks	$10,764	$5,550
Interest-bearing deposits in other banks	348	732
Federal funds sold	1,056	7,119

Total cash and cash equivalents	12,168	13,401

Investment securities, available for sale, at fair value	209,817	57,686
Loans,net of unearned income	324,747	161,460
Less: Allowance for loan losses	3,055	1,437

Loans, net	321,692	160,023
Premises and equipment, net	12,504	5,087
Accrued interest receivable	2,802	1,082
Cash surrender value of bank-owned life insurance	10,610	7,077
Investment in limited partnerships	890	—
Intangible Assets:
Core deposit	3,579	—
Goodwill	6,235	—
Other assets	1,944	968

TOTAL ASSETS	$582,241	$245,324

LIABILITIES
Interest-bearing deposits	$385,672	$151,544
Noninterest-bearing deposits	52,580	19,394

Total deposits	438,252	170,938

Short-term borrowings	68,838	29,511
Long-term borrowings	9,134	11,137
Junior subordinate debentures	3,126	—
Accrued interest payable	1,112	475
Other liabilities	2,828	1,636

TOTAL LIABILITIES	523,290	213,697

STOCKHOLDERS’ EQUITY
Common stock, par value $1.25 per share; authorized 5,000,000 shares; issued and outstanding 2,249,010 shares in 2008 and 1,226,536 shares in 2007	2,811	1,533
Surplus	27,102	2,271
Retained earnings	28,896	27,679
Accumulated other comprehensive income	142	144

TOTAL STOCKHOLDERS’ EQUITY	58,951	31,627

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$582,241	$245,324

See accompanying notes to the unaudited consolidated financial statements.

CCFNB Bancorp, Inc. and Subsidiary
Consolidated Statements of Income
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In Thousands, Except Per Share Data)	2008	2007	2008	2007
INTEREST AND DIVIDEND INCOME
Interest and fees on loans:
Taxable	$4,535	$2,667	$9,614	$7,926
Tax-exempt	197	132	495	363
Interest and divedends on investment securities:
Taxable	1,967	657	3,220	1,757
Tax-exempt	80	44	164	141
Dividend and other interest income	39	32	88	92
Federal funds sold	45	138	153	412
Deposits in other banks	3	48	23	136

TOTAL INTEREST AND DIVIDEND INCOME	6,866	3,718	13,757	10,827

INTEREST EXPENSE
Deposits	1,979	1,038	4,005	3,016
Short-term borrowings	222	406	580	1,108
Long-term borrowings	140	168	432	502
Junior subordinate debentures	44	—	44	—

TOTAL INTEREST EXPENSE	2,385	1,612	5,061	4,626

NET INTEREST INCOME	4,481	2,106	8,696	6,201

PROVISION FOR LOAN LOSSES	—	—	—	30

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,481	2,106	8,696	6,171

NON-INTEREST INCOME
Service charges and fees	317	240	797	680
Gain on sale of loans	74	60	194	124
Bank-owned life insurance	111	74	244	217
Investment center	82	68	174	339
Trust department	143	50	217	132
Other	427	81	565	230

TOTAL NON-INTEREST INCOME	1,154	573	2,191	1,722

NON-INTEREST EXPENSE
Salaries	1,637	723	3,056	2,224
Employee benefits	1,125	212	1,595	660
Occupancy	240	122	496	369
Equipment	361	121	583	363
State shares tax	114	77	277	236
Professional services	250	84	382	213
Director’s fees	55	46	152	139
Stationary and supplies	99	32	153	127
Impairment loss on securities	283	—	283	—
Other	416	295	987	900

TOTAL NON-INTEREST EXPENSE	4,580	1,712	7,964	5,231

INCOME BEFORE INCOME TAX PROVISION	1,055	967	2,923	2,662
INCOME TAX PROVISION	183	249	653	675

NET INCOME	$872	$718	$2,270	$1,987

EARNINGS PER SHARE — BASIC AND DILUTED	$0.43	$0.58	$1.51	$1.61

DIVIDENDS PER SHARE	$0.24	$0.21	$0.66	$0.61

WEIGHTED AVERAGE SHARES OUTSTANDING	2,056,686	1,235,249	1,503,955	1,235,249

See accompanying notes to the unaudited consolidated financial statements.

CCFNB Bancorp, Inc. & Subsidiary
Consolidated Statement of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
(In Thousands)	2008	2007
OPERATING ACTIVITIES
Net Income	$2,270	$1,987
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	—	30
Depreciation and amortization	565	307
Employee stock purchase plan expense	2	2
Impairment loss on securites	283	—
Amortization of investment security premiums	217	70
Accretion of investment security discounts	(36)	(21)
Deferred income taxes benefit	(165)	(55)
Gain on sale of loans	(194)	(124)
Proceeds from sale of mortgage loans	11,194	5,260
Originations of mortgage loans held for resale	(11,775)	(5,167)
Income from investment in insurance agency	(18)	(10)
Increase in accrued interest receivable and other assets	(617)	(728)
Increases in cash surrender value of bank-owned life insurance	(275)	(242)
(Decrease) Increase in accrued interest payable, other expenses and other liabilites	(22)	135

Net cash provided by operating activities	1,429	1,444

INVESTING ACTIVITIES
Investment securities available for sale:
Purchases	(48,283)	(31,379)
Proceeds from sales, maturities and redemptions	34,380	22,806
Proceeds from redemption of regulatory stock	1,387	6
Purchase of regulatory stock	(1,825)	(62)
Net decrease in loans	(412)	(830)
Acquisition of bank cash	5,803	—
Acquisition of bank premises and equipment	(515)	(440)

Net cash used for investing activities	(9,465)	(9,899)

FINANCING ACTIVITIES
Net increase in deposits	2,622	3,271
Net increase in short-term borrowings	7,444	8,056
Repayment of long-term borrowings	(2,003)	(159)
Acquisition of treasury stock	(398)	(499)
Proceeds from issuance of common stock	191	181
Cash dividends paid	(1,053)	(752)

Net cash provided by financing activities	6,803	10,098

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,233)	1,643
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	13,401	15,531

CASH AND CASH EQUIVALENTS, END OF PERIOD	$12,168	$17,174

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest paid	$4,424	$4,564
Income taxes paid	735	644
Loans transferred to other real estate owned	242	—
See accompanying notes to the unaudited consolidated financial statements.

CCFNB Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2008
NOTE 1 — Summary of Significant Accounting Policies
The accounting and reporting policies of CCFNB Bancorp, Inc. and Subsidiary (the “Corporation”) are in accordance with the accounting principles generally accepted in the United States of America and conform to common practices within the banking industry. The more significant policies follow:
Principles of Consolidation
The consolidated financial statements include the accounts of CCFNB Bancorp, Inc. and its wholly owned subsidiary, First Columbia Bank & Trust Co. (the “Bank”). Columbia Financial Corporation (“CFC”), parent company of the Bank was acquired by CCFNB Bancorp, Inc. on July 18, 2008 and Columbia County Farmers National Bank (“CCFNB”) merged with the Bank on July 18, 2008. Financial results reflected in the statements of this report include results of earnings of the Corporation from January 1, 2008 through September 30, 2008, which includes the earnings results of the acquired entities from July 18, 2008 through September 30, 2008. All significant inter-company balances and transactions have been eliminated in consolidation.
Nature of Operations & Lines of Business
The Corporation provides full banking services, including trust services, through the Bank, to individuals and corporate customers. The Bank has fourteen offices covering an area of approximately 752 square miles in Northcentral Pennsylvania. The Corporation and its banking subsidiary are subject to regulation of the Pennsylvania Department of Banking, The Federal Deposit Insurance Corporation and the Federal Reserve Bank of Philadelphia.
Procuring deposits and making loans are the major lines of business. The deposits are mainly deposits of individuals and small businesses and the loans are mainly real estate loans covering primary residences and small business enterprises. The trust services, under the name of B.B.C.T. Co. include administration of various estates, pension plans, self-directed IRA’s and other services. Two third-party brokerage arrangements are also resident in the Main branch in Bloomsburg and the Lightstreet branch. These investment centers offer a full line of stocks, bonds and other non-insured financial services.
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
Debt securities not classified as held-to-maturity and equity securities included in the available-for-sale category, are carried at fair value, and the amount of any unrealized gain or loss net of the effect of deferred income taxes is reported as other comprehensive income (see Note 6). Management’s decision to sell available-for-sale securities is based on changes in economic conditions controlling the sources and uses of funds, terms, availability of and yield of alternative investments, interest rate risk, and the need for liquidity.
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
Non-Accrual Loans - Generally, a loan is classified as non-accrual, with the accrual of interest on such a loan discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectibility of principal or interest, even though the loan currently is performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on non-accrual status, unpaid interest credited to income in the current year is reversed, and unpaid interest accrued in prior years is charged against the allowance for loan losses. Certain non-accrual loans may continue to perform, wherein, payments are still being received with those payments generally applied to principal. Non-accrual loans remain under constant scrutiny and if performance continues, interest income may be recorded on a cash basis based on management’s judgement as to collectability of principal.
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
Derivatives
The Bank has outstanding loan commitments that relate to the origination of mortgage loans that will be held for resale. Pursuant to Statement of Financial Accounting Standards (SFAS) No. 133 “Accounting for Derivative Instruments and Hedging Activities” as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”, and SFAS No. 149 “Amendments to SFAS 133 on Derivative Instruments and Hedging Activities” and the guidance contained in the Derivatives Implementation Group Statement 133 Implementation Issue No. C 13, the Bank has accounted for such loan commitments as derivative instruments. The outstanding loan commitments in this category did not give rise to any losses for the nine-month period ended September 30, 2008 and the year ended December 31, 2007, as the fair market value of each outstanding loan commitment exceeded the Bank’s cost basis in each loan commitment.
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
Investment in Limited Partnerships
The Corporation is a limited partner in three partnerships at September 30, 2008 that provide low income elderly housing in the Corporation’s geographic market area. The carrying value of the Corporation’s investments in limited partnerships was $890,000 and $0 at September 30, 2008 and December 31, 2007, respectively. The Corporation is fully amortizing the investments in the partnerships over the fifteen year holding period.
Investment in Insurance Agency
On January 2, 2001, the Corporation acquired a 50% interest in a local insurance agency, a corporation organized under the laws of the Commonwealth of Pennsylvania. The income or loss from this investment is accounted for under the equity method of accounting. The carrying value of this investment as of September 30, 2008 and December 31, 2007 was $231,000 and $213,000, respectively, and is carried in other assets in the accompanying consolidated balance sheets.

Junior Subordinated Debentures
During 2006, CFC issued $4,640,000 in junior debentures due December 15, 2036 to Columbia Financial Statutory Trust I (Trust). On July 18, 2008 CCFNB Bancorp, Inc. became the successor Corporation of this Trust. The debentures trustees were changed following the merger. A fair value market adjustment of $1,517,000 was made to these debentures at acquisition. Additionally, $3,000 was amortized against this fair value adjustment during the third quarter. The Corporation owns all of the $140,000 in common equity of the Trust and the debentures are the sole asset of the Trust. The Trust, a wholly-owned unconsolidated subsidiary of the Corporation, issued $4,500,000 of floating-rate trust capital securities in a non-public offering in reliance on Section 4 (2) of the Securities Act of 1933. The floating-rate capital securities provide for quarterly distributions at a variable annual coupon rate, reset quarterly, based on the 3-month LIBOR plus 1.75%. The coupon rate was 4.57% at September 30, 2008 and 6.74% at December 31, 2007, respectively. The securities are callable by the Corporation, subject to any required regulatory approval, at par, after five years. The Corporation unconditionally guarantees the trust capital securities. The terms of the junior subordinated debentures and the common equity of the trust mirror the terms of the trust capital securities issued by the Trust.
Intangible Asset — Goodwill
Goodwill represents the excess for the purchase price over the fair market value of net assets acquired. The Corporation has recorded net goodwill of $6,235,000 at September 30, 2008 and $0 at December 31, 2007 related to the acquisition of Columbia Financial Corporation and it’s subsidiary, First Columbia Bank & Trust Co. In accordance with current accounting standards, goodwill is not amortized, but evaluated at least annually for impairment. Any impairment of goodwill results in a charge to income. The Corporation periodically assesses whether events or changes in circumstances indicate that the carrying amounts of goodwill and other intangible assets may be impaired.
Intangible Asset — Core Deposit
The Corporation has an amortizable intangible asset related to the deposit premium paid for the acquisition of Columbia Financial Corporation subsidiary, First Columbia Bank & Trust Co. This intangible asset is being amortized on a sum of the years digits method over 10 years and has a carrying value of $3,579,000 and $0, net of accumulated amortization of $112,000 and $0 as of September 30, 2008 and December 31, 2007 respectively.

Amortization expense on intangible assets was $112,000 and $0 for the nine months ended September 2008 and 2007, respectively. For the years ending December 31, amortization expense is estimated to be as follows:

Remainder of 2008	$168,000
2009	643,000
2010	576,000
2011	509,000
2012	442,000
2013	374,000
Thereafter	867,000

Total	$3,579,000
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
Advertising Costs
It is the Corporation’s policy to expense advertising costs in the period in which they are incurred. Advertising expense for the nine-month periods ended September 30, 2008 and 2007 was approximately $77,000 and $76,000, respectively.
Reclassification
Certain amounts in the consolidated financial statements of the prior years have been reclassified to conform with presentation used in the 2008 consolidated financial statements. Such reclassifications had no effect on the Corporation’s consolidated financial condition or net income.
NOTE 2 – Allowance for Loan Losses
Changes in the allowance for loan losses for the nine-month periods ended September 30, 2008 and September 30, 2007 were as follows:

	(Amounts in Thousands)
	2008	2007
Balance, beginning of year	$1,437	$1,456
Provision charged to operations	—	30
Allowance acquired	1,683	—
Loans charged-off	(94)	(59)
Recoveries	29	33

Balance, September 30	$3,055	$1,460

At September 30, 2008, the total recorded investment in loans that are considered to be impaired as defined by SFAS No. 114 was $3,835000. These impaired loans had a related allowance for loan losses of $128,000. No additional charge to operations was required to provide for the impaired loans since the total allowance for loan losses is estimated by management to be adequate to provide for the loan loss allowance required by SFAS No. 114 along with any other potential losses. Impaired loans of CFC on the date of acquisition were $2,361,000.
At September 30, 2008, there were no significant commitments to lend additional funds with respect to non-accrual and restructured loans.
Non-accrual loans at September 30, 2008, and December 31, 2007 were $3,835,000 and $77,000, respectively. Non-accrual loans of CFC at the date of acquisition were $2,361,000.
At September 30, 2008 there were no loans past due 90 days or more and still accruing interest.
NOTE 3 – Short-Term Borrowings
Securities sold under agreements to repurchase, and Federal Home Loan Bank advances generally represented overnight or less than 30-day borrowings. U.S. Treasury tax and loan notes for collections made by the Bank were payable on demand.
NOTE 4 – Long-Term Borrowings
Long-term borrowings are comprised of advances from the Federal Home Loan Bank.
NOTE 5 – Deferred Compensation Plans
The Bank has entered into certain non-qualified deferred compensation agreements with certain executive officers and directors. Expenses related to these non-qualified deferred compensation plans amounted to $116,000 and $70,000 for the nine-month periods ended September 30, 2008 and 2007, respectively.
There were no substantial changes in other plans as disclosed in the 2007 Annual Report.

NOTE 6 – Stockholders’ Equity
Changes in stockholders’ equity for the nine-month period ended September 30, 2008 were as follows:

	(Amounts in Thousands, Except Common Share Data)
						Accumulated
						Other
						Comprehensive
	Common	Common		Comprehensive	Retained	Income	Treasury
	Shares	Stock	Surplus	Income	Earnings	(Loss)	Stock	Total
Balance at January 1, 2008	1,226,536	$1,533	$2,271		$27,679	$144	$—	$31,627
Comprehensive Income:
Net income				$2,270	2,270			2,270
Change in unrealized gain (loss) on investment securities available-for-sale net of reclassification adjustment and tax effects				(2)		(2)		(2)

TOTAL COMPREHENSIVE INCOME				$2,268

Par value of new shares issued to acquire Columbia Financial	1,030,286	1,288	25,026					26,314
Issuance of 8,188 shares of common stock under dividend reinvestment and stock purchase plans	8,188	10	181					191
Recognition of employee stock purchase plan expense			2					2
Purchase of 16,000 shares of treasury stock							(398)	(398)
Retirement of 16,000 shares of treasury stock	(16,000)	(20)	(378)				398	—
Cash dividends $.66 per share					(1,053)			(1,053)

Balance at September 30, 2008	2,249,010	$2,811	$27,102		$28,896	$142	$—	$58,951

NOTE 7 – Acquisition
     On July 18, 2008, the Corporation completed its acquisition of Columbia Financial Corporation(“CFC”). Under the terms of the Agreement and Plan of Reorganization dated as of November 29, 2007, CFC merged with and into the Corporation; and the Corporations’ wholly-owned subsidiary, Columbia County Farmers National Bank merged with and into the Bank. The Corporation acquired 100% of the outstanding shares of CFC for a total purchase price of $26.316 million. The transaction was accounted for in accordance with SFAS No. 141, “Business Combinations.” In connection therewith, the Corporation issued approximately 1,030,286 shares of its common stock and paid cash of approximately $3 thousand in lieu of the issuance of fractional shares in exchange for all of the issued and outstanding shares of CFC common stock. Assets and liabilities of CFC are recorded at estimated fair values as of the acquisition date.

The following table shows the excess purchase price of the carrying value of net assets acquired, purchase price allocation and resulting goodwill recorded for this acquisition:

(Amounts in thousands)
Purchase price	$26,316

Carrying value of net assets acquired	(17,855)

Excess of purchase price over carrying value of net assets acquired	8,461

Purchase accounting adjustments:
Loans	30
Premises and equipment	19
Deposits	1,235
Junior subordinate debentures	(1,517)
Severance and related costs	840
Deferred taxes	857

Subtotal	9,925
Core deposit intangibles	(3,690)

Goodwill	$6,235

The following table summarized the estimated fair value of net assets acquired:

(Amounts in thousands)
Assets
Cash and cash equivalents	$5,157
Interest-bearing deposits in other banks	129
Federal funds sold	517
Investment securities	138,257
Loans, net of allowance for loan losses	160,724
Premises and equipment	7,326
Accrued interest receivable	1,534
Bank-owned life insurance	3,258
Investment in limited partnerships	919
Goodwill and other intangibles	9,925
Other assets	119

Total assets	$327,865

Liabilities
Deposits	$264,692
Borrowings	31,883
Junior subordinate debenturs	3,123
Accrued interest payable	764
Other liabilities	1,087

Total liabilities	$301,549

Fair value of net assets acquired	$26,316

The following unaudited pro forma consolidated financial information presents the combined results of operations of the Corporation as if the CFC acquisition had occurred as of the beginning of 2008 and 2007, respectively:

	Nine Months Ended
	September 30,	September 30,
(Amounts in thousands, except per share amounts)	2008	2007

Net interest income	$13,975	$13,334
Provision for loan losses	25	255

Net interest income after provision for loan losses	13,950	13,079
Noninterest income	3,604	3,125
Noninterest expense	12,432	12,560

Income before income tax expense	5,122	3,644
Income tax expense	1,500	832

Net income	$3,622	$2,812

Net Income per Common Share	$1.61	$1.24

Average common shares outstanding	2,252,228	2,265,535
The pro forma results include amortization of fair value adjustments on loans, deposits, and debt, and amortization of newly acquired intangibles. The proforma number of average shares outstanding includes adjustments for shares issued for the acquisitions but does not assume any incremental repurchases. The pro forma results presented do not reflect cost savings or revenue enhancements anticipated from the acquisition and are not necessarily indicative of what actually would have occurred if the acquisition had been completed as of the beginning of the periods presented, nor are they necessarily indicative of future consolidated results.
NOTE 8 – Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk
The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These consolidated financial instruments include commitments to extend credit, standby letters of credit and commercial letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The contract or notional amounts of those instruments reflect the extent of involvement the Corporation has in particular classes of financial instruments. The Corporation does not engage in trading activities with respect to any of its financial instruments with off-balance sheet risk.
The Corporation may require collateral or other security to support financial instruments with off-balance sheet credit risk. The contract or notional amounts at September 30, 2008 and December 31, 2007 were as follows:

	(Amounts in Thousands)
	September	December
	30, 2008	31, 2007
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$62,334	$20,492
Financial standby letters of credit	2,970	756
Performance standby letters of credit	106	923
Dealer floor plans	337	66
Loans for resale	1,632	418

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
The Corporation granted commercial, consumer and residential loans to customers primarily within Pennsylvania. Of the total loan portfolio at September 30, 2008, 83.2% was for real estate loans, with significantly most being residential. It was the opinion of management that the high concentration did not pose an adverse credit risk. Further, it was management’s opinion that the remainder of the loan portfolio was balanced and diversified to the extent necessary to avoid any significant concentration of credit.
NOTE 9 – Fair Value Measurements
Effective January 1, 2008, the Corporation adopted SFAS No. 157, which, among other things, requires enhanced disclosures about assets and liabilities carried at fair value. SFAS No. 157 establishes a hierarchal disclosure framework associated with the level of pricing observability utilized in measuring assets and liabilities at fair value. The three broad levels defined by SFAS No.157 hierarchy are as follows:

Level I:	Quoted prices are available in active markets for identical assets or liabilities as of the reported date.

Level II:	Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observables as of the reported date. The nature of these assets and liabilities include items for which quoted prices are available but traded less frequently, and items that are fair valued using other financial instruments of which can be directly observed.

Level III:	Assets and liabilities that have little or no pricing observability as of the reported date. These items do not have two-way markets and are measured using management’s best estimate of fair value, where the inputs into determination of fair value require significant management judgment or estimation.
The following table presents the assets reported on the consolidated statements of financial condition at their fair value as of September 30, 2008 by level within the fair value hierarchy. As required by SFAS No. 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	September 30, 2008
(In Thousands)	Level I	Level II	Level III	Total
Assets:
Investment Securities, available-for-sale	$—	$209,817	$—	$209,817

NOTE 10 – Management’s Assertions and Comments Required to be Provided with Form 10Q Filing
In management’s opinion, the consolidated interim financial statements reflect fair presentation of the consolidated financial position of the Corporation, and the results of their operations and their cash flows for the interim periods presented. Further, the consolidated interim financial statements are unaudited, however they reflect all adjustments, which are in the opinion of management, necessary to present fairly the consolidated financial condition and consolidated results of operations and cash flows for the interim periods presented and that all such adjustments to the consolidated financial statements are of a normal recurring nature.
Due to the mergers with CFC and the Bank, the results of operations for the nine-month period ended September 30, 2008, are not indicative of the results to be expected for the full year.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders of CCFNB Bancorp, Inc.:
We have reviewed the accompanying consolidated balance sheet of CCFNB Bancorp, Inc. and Subsidiary as of September 30, 2008, the related consolidated statements of income for the three and nine-month periods ended September 30, 2008 and 2007 and cash flows for the nine-month periods ended September 30, 2008 and 2007. These consolidated interim financial statements are the responsibility of the management of CCFNB Bancorp, Inc. and Subsidiary.
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
/s/ J. H. Williams & Co., LLP
J.H. Williams & Co., LLP
Kingston, Pennsylvania
November 7, 2008

CCFNB Bancorp, Inc.
Form 10-Q
For the Quarter Ended September 30, 2008
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Consolidated Summary of Operations
(Dollars in Thousands, except for per share data)

	At and For the Nine
	Months
	Ended September 30,		At and For the Years Ended December 31,
	2008	2007	2007	2006	2005	2004	2003
Income and Expense:
Interest income	$13,757	$10,827	$14,483	$13,202	$11,442	$10,843	$11,221
Interest expense	5,061	4,626	6,185	5,301	4,131	3,669	4,366

Net interest income	8,696	6,201	8,298	7,901	7,311	7,174	6,855
Provision for possible loan losses	0	30	30	175	90	140	200
Net interest income after loan loss provision	8,696	6,171	8,268	7,726	7,221	7,034	6,655
Non-interest income	2,191	1,722	2,305	1,900	1,713	1,530	1,508
Non-interest expense	7,964	5,231	7,038	6,437	6,077	5,746	5,409
Income before income taxes	2,923	2,662	3,535	3,189	2,857	2,818	2,754
Income taxes	653	675	888	777	631	601	591
Net income	$2,270	$1,987	$2,647	$2,412	$2,226	$2,217	$2,163
Per Share: (1)
Net income	$1.51	$1.61	$2.15	$1.93	$1.76	$1.74	$1.69
Cash dividends paid	.66	.61	.82	.78	.74	.70	.66
Average shares outstanding	1,503,955	1,235,249	1,233,339	1,249,844	1,262,171	1,267,718	1,281,265
Average Balance Sheet:
Loans	$205,486	$160,038	$160,348	$158,554	$150,065	$147,348	$149,485
Investments	98,444	57,503	58,553	53,703	54,943	61,999	58,152
Other earning assets	9,870	14,362	12,767	7,621	7,503	5,705	8,036
Total assets	313,800	247,625	248,476	236,569	230,081	231,477	230,975
Deposits	250,799	170,489	172,803	167,024	167,812	172,028	171,956
Other interest-bearing liabilities	46,279	45,440	42,770	36,676	32,253	29,823	29,772
Stockholders’ equity	39,602	30,658	31,003	29,672	28,789	28,136	27,223
Balance Sheet Data:
Loans	$324,747	$161,476	$161,460	$160,641	$154,271	$149,900	$147,631
Investments	209,817	62,159	57,686	53,486	53,919	61,834	62,775
Other earning assets	12,168	11,790	13,401	10,712	6,239	6,233	6,882
Total assets	582,241	254,202	245,324	241,920	231,218	235,377	232,914
Deposits	438,252	172,556	170,938	169,285	164,847	172,487	171,786
Other interest-bearing liabilities	81,098	48,504	40,648	40,607	35,910	30,080	32,325
Stockholders’ equity	58,951	31,228	31,627	30,248	29,012	28,506	27,603
Ratios: (2)
Return on average assets	.89%	1.07%	1.07%	1.02%	.97%	.96%	.94%
Return on average equity	7.64%	8.64%	8.54%	8.13%	7.73%	7.88%	7.95%
Dividend payout ratio	46.39%	37.80%	38.15%	40.39%	41.92%	40.19%	39.02%
Average equity to average assets ratio	11.68%	12.38%	12.89%	12.54%	12.51%	12.17%	11.79%

(1)	Per share data has been calculated on the weighted average number of shares outstanding.

(2)	The ratios for the nine-month period ending September 30, 2008 and 2007 are annualized.
Cautionary Statement Concerning Forward-Looking Statements
This Form 10-Q, both in the MD & A and elsewhere, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about our confidence and strategies and our expectations about new and existing programs and products, relationships, opportunities, technology and market conditions. These statements may be identified by such forward-looking terminology as “expect,” “look,” “believe,” “anticipate,” “may,” “will,” or similar statements or variations of such terms. Such forward-looking statements involve certain risks and uncertainties. These include, but are not limited to, the direction of interest rates, continued levels of loan quality and origination volume, continued relationships with major customers, and sources for loans, as well as the effects of economic conditions and legal and regulatory barriers and structure. Actual results may differ materially from such forward-looking statements. We assume no obligation for updating any such forward-looking statement at any time. Our consolidated financial condition and results of operations are essentially those of our wholly-owned subsidiary bank, the Bank, which reflects the acquisition of CFC and the resulting merger of Columbia County Farmers National Bank. Therefore, our discussion and analysis that follows is primarily centered on the performance of this bank.

Earnings Summary
Assets and liabilities of CFC are recorded at estimated fair values as of the acquisition date and financial results reflected in the statements of this report include results of earnings of he Corporation from January 1, 2008 through September 30, 2008, which includes the earnings results of the acquired entities from July 18, 2008 through September 30, 2008.
Net income for the nine months ended September 30, 2008 was $2,270,000 or $1.51 per basic and diluted share. These results compare with net income of $1,987,000 or $1.61 per basic and diluted share for the same period in 2007. Annualized return on average equity decreased to 7.64 percent from 8.64 percent, while the annualized return on average assets decreased to .89 percent from 1.07 percent, for the nine months ended September 30, 2008 and 2007 respectively.
Net interest income continues to be the largest source of our operating income. Net interest income on a tax equivalent basis increased 39.8 percent to $9,036,000 at September 30, 2008 from $6,461,000 at September 30, 2007. Overall, interest earning assets yielded 5.99 percent for the nine months ended September 30, 2008 compared to 6.37 percent yield for the nine months ended September 30, 2007. The tax equivalized net interest margin increased to 3.84 percent compared to 3.72 percent for the nine months ended September 30, 2007.
Average interest earning assets increased $81.9 million or 35.3 percent for the nine months ended September 30, 2008 over the same period in 2007 from $231.9 million at September 30, 2007 to $313.8 million at September 30, 2008. Average loans increased $45.4 million for the nine months ended September 30, 2008 from $160.0 million at September 30, 2007 to $205.5 million at September 30, 2008. Average investments increased $40.9 million or 71.1 percent from $57.5 million at September 30, 2007 to $98.4 million at September 30, 2008 and average federal funds sold and interest-bearing deposits with other financial institutions decreased $4.5 million or 31.3 percent from $14.4 million at September 30, 2007 to $9.9 million at September 30, 2008.
Average interest bearing liabilities for the nine months ended September 30, 2008 were $268.0 million and for the nine month period ending September 30, 2007, they were $197.6 million, an increase of $70.4 million or 35.7 percent. Average short-term borrowings were $34.3 million at September 30, 2007 and $35.7 million at September 30, 2008. Average long-term debt, which includes primarily FHLB advances, was $11.1 million at September 30, 2007 and $9.5 million at September 30, 2008. Average Junior subordinate debentures were $0 at September 30, 2007 and $1.1 million at September 30, 2008. Average demand deposits increased from $18.4 million at September 30, 2007 to $29.1 million at September 30, 2008.
The average interest rate for loans decreased to 6.73 percent at September 30, 2008 from 7.06 at September 30, 2007, a 33 basis point decrease. Interest-bearing deposits with other Financial Institutions and Federal Funds Sold rates decreased 271 basis points to 2.37 percent at September 30, 2008 from 5.08 percent at September 30, 2007. Average rates on interest bearing deposits decreased by 23 basis points from 2.64 percent to 2.41 percent in one year. Average interest rates decreased on total interest bearing liabilities by 60 basis points to 2.52 percent from 3.12 percent. The cost of long-term debt averaged 6.06 percent at September 30, 2008 compared to 6.01 percent at September 30, 2007. $2 million of this long term debt was able to be paid off in 2008 with the remaining $9 million due in 2010. This high costing liability will remain due to the fact that the Federal Home Loan Bank has the option to reprice these loans at their discretion. We will continue to price deposits accordingly. Junior subordinate debentures, acquired July 18, 2008, reflects an average rate of 5.40 percent at September 30, 2008 and 0 percent at September 30, 2007.
Net Interest Income
Tax equivalized net interest income increased $2.5 million at September 30, 2008 from $6.5 million at September 30, 2007 to $9.0 million at September 30, 2008.

The following table sets forth the average balances of, and the interest earned or incurred on, each principal category of assets, liabilities and stockholders’ equity, the related rates, net interest income and rate spread created:
ANALYSIS OF AVERAGE ASSETS, LIABILITIES AND CAPITAL EQUITY
AND
NET INTEREST INCOME ON A TAX EQUIVALENT BASIS

	AVERAGE BALANCES AND INTEREST RATES
	Nine Months Ended			Nine Months Ended
	September 30, 2008			September 30, 2007
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
(In Thousands)	(1)	(2)		(1)	(2)
Assets:
Tax-exempt loans (3)	$14,994	$750	6.68%	$11,880	$550	6.19%
All other loans	190,492	9,614	6.74%	148,158	7,926	7.15%

Total loans	205,486	10,364	6.74%	160,038	8,476	7.08%

Taxable investment securities	93,239	3,309	4.73%	53,489	1,849	4.61%
Tax-exempt investment securities (3)	5,205	248	6.35%	4,014	214	7.11%

Total securities	98,444	3,557	4.82%	57,503	2,063	4.78%

Interest bearing deposits	9,870	176	2.38%	14,362	548	5.10%

Total interest-earning assets	313,800	14,097	6.00%	231,903	11,087	6.39%

Other assets	25,220			15,722

Total assets	$339,020			$247,625

Liabilities:
Interest-bearing deposits	$221,738	4,005	2.41%	$152,137	3,016	2.65%
Short-term borrowings	35,684	580	2.17%	34,302	1,108	4.32%
Junior subordinate debt	1,087	44	5.41%	—	—	N/A
Other borrowings	9,508	432	6.07%	11,138	502	6.03%

Total interest-bearing liabilities	268,017	5,061	2.52%	197,577	4,626	3.13%

Demand deposits	29,061			18,352
Other liabilities	2,340			1,038
Shareholders’ equity	39,602			30,658

	$339,020			$247,625

Interest rate spread (6)			3.48%			3.26%

Net interest income/margin (4)(5)		$9,036	3.84%		$6,461	3.72%

(1)	Average volume information was computed using daily (or monthly) averages for interest earning and bearing accounts. Certain balance sheet items utilized quarter end balances for averages. Due to the availability of certain daily and monthly average balance information, certain reclassifications were made to prior period amounts.

(2)	Interest on loans includes fee income.

(3)	Yield on tax-exempt obligations has been computed on a tax-equivalent basis.

(4)	Net interest margin is computed by dividing annualized net interest income by total interest earning assets.

(5)	Interest and yield are presented on a tax-equivalent basis using 34 percent for 2008 and 2007.

(6)	Interest rate spread represents the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.

The following table presents the adjustment to convert net interest income to net interest income on a fully tax equivalent basis for the nine month period ended September 30, 2008.

	For the Nine Months Ended
	September 30,
(In Thousands)	2008	2007
Total interest income	$13,757	$10,827
Total interest expense	5,061	4,626

Net interest income	8,696	6,201
Tax equivalent adjustment	340	260

Net interest income (fully taxable equivalent)	$9,036	$6,461

The following table demonstrates the relative impact on net interest income of changes in volume of interest earning assets and interest bearing liabilities and changes in rates earned and paid by us on such assets and liabilities.

	Nine Months Ended September 30,
		2008 vs 2007
		Increase (Decrease)
	Due to (1)
(In Thousands)	Volume	Rate	Net
Interest income:
Loans, tax-exempt	$144	$56	$200
Loans	2,265	(577)	1,688
Taxable investment securities	1,374	86	1,460
Tax-exempt investment securities	63	(29)	34
Interest bearing deposits	(171)	(201)	(372)

Total interest-earning assets	3,675	(665)	3,010

Interest expense:
Interest -bearing deposits	1,380	(391)	989
Short-term borrowings	45	(573)	(528)
Junior subordinate debentures	44	—	44
Long-term borrowings, FHLB	(73)	3	(70)

Total interest-bearing liabilities	1,396	(961)	435

Change in net interest income	$2,279	$296	$2,575

(1)	Variances resulting from a combination of changes in volume and rates are allocated to the categories in proportion to the absolute dollar amounts of the change in each category
The outstanding balance of loans at September 30, 2008 was $324.7 million and September 30, 2007 was $161.5 million. The acquisition of CFC contributed an increase in net loans in the amount of $160.7 as described in Note 7 of the Notes to Consolidated Financial Statements.
Income from investment securities increased to $3.5 million at September 30, 2008 compared to $2.0 million at September 30, 2007. The average balance of investment securities for the nine months ended September 30, 2008 was $98.4 million compared to $57.5 million at September 30, 2007.

Total interest expense increased $.5 million or 10.9 percent for the first nine months of 2008 as compared to the first nine months of 2007.
Non-Interest Income
The following table presents the components of non-interest income for the nine months ended September 30, 2008 and 2007:

	Nine Months Ended
	September 30,
	(Dollars in thousands)
	2008	2007
Service charges and fees	$797	$680
Gain on sale of loans	194	124
Bank-owned life insurance income	244	217
Investment center	174	339
Trust department	217	132
Other	565	230

Total	$2,191	$1,722

Non-interest income continues to represent a considerable source of our income. We are committed to increasing non-interest income. Increases will be from our existing sources of non-interest income and any new opportunities that may develop. For the nine months ended September 30, 2008 and September 30, 2007 total non-interest income increased $469 thousand from $1,722 thousand at September 30, 2007 to $2,191 thousand at September 30, 2008.
Service charges and fees increased $117 thousand from $680 thousand at September 30, 2007 to $797 thousand, or 17.2 percent, at September 30, 2008.
Income from sales of fixed rate mortgages through the Mortgage Partnership Finance (MPF) and PHFA programs reflected an increase at September 30, 2008 to $194 thousand compared to $124 thousand at September 30, 2007. The MPF loans are being serviced by the bank and the bank retains minimal credit risk.
Third party brokerage fees at September 30, 2007 of $339 thousand included $68 thousand from the one time sale of non deposit retail products. The current economic environment has affected the investment center income.
Other income increased from $230 thousand at September 30, 2007 to $565 thousand at September 30, 2008 primarily due to increased ATM related fees.
Non-Interest Expense
The following table presents the components of non-interest expense for the nine months ended September 30, 2008 and 2007:

	Nine Months Ended
	September 30,
	2008	2007
	(Dollars in Thousands)
Salaries	$3,056	$2,224
Employee benefits	1,595	660
Occupancy	496	369
Equipment	583	363
State shares tax	277	236
Professional services	382	213
Director’s fees	152	139
Stationery and supplies	153	127
Impairment loss on securities	283	0
Other	987	900

Total	$7,964	$5,231

Non-interest expense increased from $5.2 million at September 30, 2007 to $8.0 million at September 30, 2008, an increase of 53.8 percent. Generally, non-interest expense accounts for the cost of maintaining facilities; providing salaries and benefits to employees; and paying for insurance, supplies, advertising, data processing services, taxes and other related expenses. Some of the costs and expenses are variable while others are fixed. To the extent possible, the bank utilizes budgets and related measures to control variable expenses.
Salaries increased 37.4 percent from $2.2 million at September 30, 2007 to $3.1 million at September 30, 2008. This is attributable to increased staffing costs from the acquisition of CFC and a decrease in commissions paid on third party brokerage firm sales. Commissions at September 30, 2007 were $138 thousand and at September 30, 2008 were $0 thousand due to the factors discussed above under third party brokerage fee income. Employee benefits increased 141.7 percent from $660 thousand at September 30, 2007 to $1.6 million at September 30, 2008 as a result of severance costs payable to former CCFNB employees.
Occupancy expense increased 34.2 percent from $369 thousand at September 30, 2007 to $496 thousand at September 30, 2008. This increase is attributable to the acquisition and the general increases in the cost of utilities.
Pennsylvania Bank Shares Tax increased 17.4 percent from $236 thousand at September 30, 2007 to $277 thousand at September 30, 2008.
Professional services increased 79.3 percent from $213 thousand at September 30, 2007 to $382 thousand at September 30, 2008 as a result of increased post acquisition related accounting and consulting fees.
Director’s fees increased 9.4 percent from $139 thousand through September 30, 2007 compared to $152 thousand through September 30, 2008. As a result of the CFC acquisition, the total number of board members increased to 16 at September 30, 2008 as compared to 9 at September 30, 2007.
Stationery and supplies increased $26 thousand in comparing September 30, 2007 at $127 thousand and September 30, 2008 at $153 thousand, a 20.5 percent increase. Due to the mergers with Columbia Financial Corporation and First Columbia Bank & Trust Co., consummated on July 18, 2008, supply expenditures were greatly increased due to the bank name change.
Other expenses increased $87 thousand from $900 thousand at September 30, 2007 to $987 thousand at September 30, 2008, a 9.7 percent increase.
Income Taxes
Income tax expense as a percentage of pre-tax income was 22.3 percent for the nine months ended September 30, 2008 compared with 25.4 percent for the same period in 2007.
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

Liquidity
Liquidity measures the ability to satisfy current and future cash flow needs as they become due. Maintaining a level of liquid funds through asset / liability management seeks to ensure that these needs are met at a reasonable cost. As of September 30, 2008, we had $209.8 million of securities available for sale recorded at their fair value, compared with $62.2 million at September 30, 2007. The increase in securities available for sale includes the securities acquired from CFC in the amount of $138.3 million. As of September 30, 2008, the investment securities available for sale had a net unrealized gain of $142 thousand, net of deferred taxes, compared with a net unrealized gain of $33 thousand, net of deferred taxes, at September 30, 2007. These securities are not considered trading account securities, which may be sold on a continuous basis, but rather are securities which the Corporation has the ability and positive intent to hold the securities to maturity and are classified as available-for-sale.
In accordance with disclosures required by EITF NO. 03-1, the summary below reflects the gross unrealized losses and fair value, aggregated by investment category the individual securities which have been in a continuous unrealized loss position for less than or more than 12 months as of September 30, 2008:

	Less than 12 months		12 months or more		Total
Description of Security		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
Obligations of U.S. Government Corporations and Agencies:
Mortgage backed	$21,321	$117	$661	$2	$21,982	$119
Other	43,333	626	0	0	43,333	626

Obligations of State and Political Subdivisions	7,006	132	0	0	7,006	132
Marketable Equity Securities	710	54	179	33	889	87

Total	$72,370	$929	$840	$35	$73,210	$964

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
Non-Performing Assets
Shown below is a summary of past due and non-accrual loans:

	September 30, 2008	December 31,2007
Past due and non-accrual:

Days 30 — 89	$3,197	$460
Days 90 plus	0	80
Non-accrual	3,835	77

Total	$7,032	$617
Past due and non-accrual loans increased from $617 thousand at December 31, 2007 to $7.0 million at September 30, 2008. Past due and non-accrual loans of CFC on the date of acquisition were $4.9 million. The non-performing assets expressed as a ratio to total loans was 1.27 percent at September 30, 2008 and .74 at December 31, 2007. Non-performing assets are comprised of non-performing loans and foreclosed real estate (assets acquired in foreclosure), if applicable. Non-performing loans are comprised of loans which are on a non-accrual basis, accruing loans that are 90 days or more past due, and restructured loans.

The provision for loan losses for the first nine months of 2008 was $0 compared to the first nine months of 2007 at $30 thousand. Management is diligent in its efforts to maintain low delinquencies and continues to monitor and review current loans to foresee future delinquency occurrences and react to them quickly. See the following discussion under Allowance for Loan Losses below.
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
We adhere to principles provided by Financial Accounting Standards Board Statement No. 114, “Accounting by Creditors for Impairment of a Loan” — Refer to Note 2 of the “Notes to Consolidated Financial Statements” for other details.
The following analysis provides a schedule of loan maturities / interest rate sensitivities. This schedule presents a repricing and maturity analysis as required by the FFIEC:
MATURITY AND REPRICING DATA FOR LOANS AND LEASES

		September 30
		2008
		(Dollars in
		thousands)
	(1) Three months or less	$6,303
	(2) Over three months through 12 months	18,929
	(3) Over one year through three years	44,253
	(4) Over three years through five years	25,558
	(5) Over five years through 15 years	50,930
	(6) Over 15 years	5,164
All loans and leases other than closed-end loans secured by first liens on 1-4 family residential properties with a remaining maturity or repricing frequency of:
	(1) Three months or less	36,496
	(2) Over three months through 12 months	20,001
	(3) Over one year through three years	36,615
	(4) Over three years through five years	22,739
	(5) Over five years through 15 years	46,039
	(6) Over 15 years	7,398

	Sub-total	320,425

Add:	Non-accrual loans not included above	4,351
Less:	Unearned income	(30)

	Total Loans and Leases	$324,747

Allowance for Loan Losses
Because our loan portfolio contains a significant number of commercial loans with relatively large balances, the deterioration of one or several of these loans may result in a possible significant increase in loss of interest income, higher carrying costs, and an increase in the provision for loan losses and loan charge-offs.
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
We evaluate some loans as a homogeneous group and others on an individual basis. Commercial loans with balances exceeding $350 thousand are reviewed individually. After our evaluation of all loans, we determine the required allowance for loan losses based upon the following considerations:
Historical loss levels,
Prevailing economic conditions,
Delinquency trends,
Changes in the nature and volume of the portfolio,
Concentrations of credit risk, and
Changes in loan policies or underwriting standards.

Management and the Board of Directors review the adequacy of the reserve on a quarterly basis and adjustments, if needed, are made accordingly.
The following table presents a summary of the Corporation’s loan loss experience as of the dates indicated:

	For the Nine Months
	Ended September 30,
	(Dollars in thousands)
	2008	2007
Average loans outstanding:	$205,486	$160,038

Total loans at end of period	324,747	161,476

Balance at beginning of period	$1,437	$1,456
Allowance acquired	1,683	—
Total charge-offs	(94)	(59)
Total recoveries ,	29	33

Net charge-offs	(65)	(26)
Provision for loan losses	0	30

Balance at end of period	$3,055	$1,460

Net charge-offs as a percent of average loans outstanding during period	.03%	.02%
Allowance for loan losses as a percent of total loans	.94%	.90%
The allowance for loan losses is based on our evaluation of the allowance for loan losses in relation to the credit risk inherent in the loan portfolio. In establishing the amount of the provision required, management considers a variety of factors, including but not limited to, general economic conditions, volumes of various types of loans, collateral adequacy and potential losses from significant borrowers. On a monthly basis, Management and the Board of Directors review information regarding specific loans and the total loan portfolio in general in order to determine the amount to be charged to the provision for loan losses.
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
We exceed all minimum capital requirements as reflected in the following table:

	September 30, 2008		December 31, 2007
		Minimum		Minimum
	Calculated	Standard	Calculated	Standard
	Ratios	Ratios	Ratios	Ratios
Risk Based Ratios:
Tier I Capital to risk-weighted assets	14.87%	4.00%	18.10%	4.00%
Total Qualifying Capital to risk-weighted assets	15.76%	8.00%	18.93%	8.00%
Additionally, certain other ratios also provide capital analysis as follows:

	September 30,	December 31,
	2008	2007
Tier I Capital to average assets	10.21%	12.71%
We believe that the bank’s current capital position and liquidity positions are strong and that its capital position is adequate to support its operations.
Book value per share amounted to $26.21 at September 30, 2008, compared with $25.79 per share at December 31, 2007.

Cash dividends declared amounted to $.66 per share for the nine months ended September 30, 2008, equivalent to a dividend payout ratio of 46.39 percent, compared with 37.80 percent for the same period in 2007. The Board of Directors continues to believe that cash dividends are an important component of shareholder value and that, at the bank’s current level of performance and capital; we expect to continue our current dividend policy of a quarterly cash distribution of earnings to our shareholders.
Item 3. Quantitative and qualitative disclosure about market risk
In the normal course of conducting business activities, the Corporation is exposed to market risk, principally interest rate risk, through the operations of its banking subsidiary. Interest rate risk arises from market driven fluctuations in interest rates that affect cash flows, income, expense and values of financial instruments and was discussed previously in this Form 10-Q. Management and a committee of the Board of Directors manage interest rate risk (see also “ Asset / Liability Management”).
No material changes in market risk occurred during the current period. A detailed discussion of market risk is provided in the Annual Report on Form 10-K for the period ended December 31, 2007.
Item 4. Controls and Procedures
Our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) have concluded that our disclosure controls and procedures (as defined in Rules 13a — 15(e) and 15d — 15(e) under the Securities Exchange Act of 1934, as amended), based on their evaluation of these controls and procedures as of the end of the period covered by this Report, were effective as of such date at the reasonable assurance level as discussed below to ensure that information required to be disclosed by us in the reports we file under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Our management, including the CEO and CFO, does not expect that our disclosure controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. In addition, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls.
The CEO and CFO have evaluated the changes to our internal controls over financial reporting that occurred during our fiscal Quarter Ended September 30, 2008, as required by paragraph (d) Rules 13a — 15 and 15d — 15 under the Securities Exchange Act of 1934, as amended, and have concluded that there were no changes that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Management and the Corporation’s legal counsel are not aware of any litigation that would have a material adverse effect on the consolidated financial position of the Corporation. There are no proceedings pending other than the ordinary routine litigation incident to the business of the Corporation and its subsidiary, First Columbia Bank & Trust Co.. In addition, no material proceedings are pending or are known to be threatened or contemplated against the Corporation and the Bank by government authorities.
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1.A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. At September 30, 2008 the risk factors of the Corporation have not changed materially from those in our Annual Report on Form 10-K. However, the risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
CCFNB BANCORP, INC.
ISSUER PURCHASES OF EQUITY SECURITIES

			NUMBER OF SHARES
			PURCHASED AS PART	NUMBER OF SHARES
			OF PUBLICLY	THAT MAY YET BE
	NUMBER OF SHARES		ANNOUNCED	PURCHASED UNDER
PERIOD	PURCHASED	PRICE PAID PER SHARE	PROGRAM (1)	THE PROGRAM
07/01/08 — 07/31/08	4,000	$23.40	4,000	0
08/01/08 — 08/31/08	0			0
09/01/08 — 09/30/08	0			0

TOTAL	4,000		4,000

(1)	This program was announced in 2003 and represents the second buy-back program. The Board of Directors approved the purchase of 100,000 shares. There was no expiration date associated with this program.
Item 3. Defaults Upon Senior Securities
     Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
     None
Item 5. Other Information
On October 20, 2008, Jeffrey T. Arnold commenced employment with the Bank. Mr. Arnold became the Chief Financial Officer of the Corporation and the Bank on November 8, 2008 upon the early retirement of the Corporation’s and the Bank’s Chief Financial Officer, Shirley K. Alters. The Corporation and the Bank have not entered into any written employment agreement or arrangement as of the date of this report. Mr. Arnold’s base salary is $100,000 and he will receive the customary benefits afforded officers of his rank and position within the Corporation and the Bank.

On June 25, 2008 the Bank entered into a sales agreement to sell their property at 1089 Columbia Boulevard, Bloomsburg, PA. for a price of $240,000. Currently this sale is in an extension period, extension period commencing September 19, 2008.
On September 4, 2008 the Bank purchased a property at 300 Market Street, Berwick, PA. at a price of $120,000.00. The bank anticipates utilizing the property for a new Branch bank facility.
On October 3, 2008 the Bank entered into an agreement to purchase a property at 992 Central Road, Bloomsburg. PA. at a price of $1,475,000. The Bank anticipates utilizing this property for bank operation offices.
On October 29, 2008 the Bank entered into a sales agreement to sell their property at 17 East Main Street, Bloomsburg, PA at a price of $212,000.
On October 29, 2008 the Bank entered into a sales agreement to sell the former branch bank and warehouse at 2041 Columbia Boulevard at a price is $305,100.
Item 6. Exhibits and Reports on Form 8-K
On October 16, 2008 the Corporation filed a Form 8K announcing the recording of a non-cash, other-than-temporary impairment charge of $282,514.08 for the quarter ending September 30, 2008.
On July 23, 2008 a form 8K was filed with the Commission concerning the merger with Columbia Financial Corporation. The merger was consummated July 18, 2008.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report on Form 10-Q for the period ended September 30, 2008, to be signed on its behalf by the undersigned thereunto duly authorized.

CCFNB BANCORP, INC. (Registrant)

By	/s/ Lance O. Diehl Lance O. Diehl
President and CEO

Date: November 7, 2008

By	/s/ Shirley K. Alters Shirley K. Alters
Chief Financial Officer

Date: November 7, 2008