Form 10-K
period 2008-12-31
CCFNB BANCORP INC
filed 2009-03-27
CIK 731122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year-ended December 31, 2008
or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from                      to
Commission file Number: 0-19028
CCFNB BANCORP, INC.
(Name of registrant as specified in its charter)

PENNSYLVANIA	23-2254643
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

232 East Street, Bloomsburg, Pennsylvania (Address of principal executive offices)	17815 (Zip Code)
Registrant’s telephone number, including area code: (570) 784-4400
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $1.25 per share
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to section 13 or section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter.$28,939,351 as of June 30, 2008.
As of March 10, 2009, the Registrant had outstanding 2,253,959 shares of its common stock, par value $1.25 per share.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement prepared in connection with its annual meeting of Shareholders to be held May 19, 2009, are incorporated by reference into parts III and IV of this report.
CCFNB BANCORP, INC.
FORM 10-K

PART I
Item 1. Business
General
     We are a registered financial holding company, bank holding company, and Pennsylvania business corporation, and are headquartered in Bloomsburg, Pennsylvania. We have one wholly-owned bank subsidiary which is First Columbia Bank & Trust Co.(the “Bank”). A substantial part of our business consists of the management and supervision of the Bank. Our principal source of income is dividends paid by the Bank. At December 31, 2008, we had approximately:
•	$568 million in total assets;

•	$320 million in loans;

•	$434 million in deposits; and

•	$61 million in stockholders’ equity.
     The Bank is a state-chartered bank and a member of the Federal Reserve System whose deposits are insured by the Bank Insurance Fund of the FDIC. The Bank is a full-service commercial bank providing a range of services and products, including time and demand deposit accounts, consumer, commercial and mortgage loans to individuals and small to medium-sized businesses in its Northcentral Pennsylvania market area. The Bank also operates a full-service trust department. Third-party brokerage services are also resident in the Bank’s office in Lightstreet, Pennsylvania. At December 31, 2008, the Bank had 13 branch banking offices which are located in the Pennsylvania counties of Columbia, Luzerne, and Northumberland.
     We consider our branch banking offices to be a single operating segment, because these branches have similar:
•	economic characteristics,

•	products and services,

•	operating processes,

•	delivery systems,

•	customer bases, and

•	regulatory oversight.
     We have not operated any other reportable operating segments in the 3-year period ended December 31, 2008. We have combined financial information for our third-party brokerage operation with our financial information, because this company does not meet the quantitative threshold for a reporting operating segment.
     We hold a 50 percent interest in a local insurance agency. The name of this agency is Neighborhood Group, Inc. and trades under the fictitious name of Neighborhood Advisors (insurance agency). Through this joint venture, we sell insurance products and services. We account for this local insurance agency using the equity method of accounting.
     As of December 31, 2008, we had 184 employees on a full-time equivalent basis. The Corporation and the Bank are not parties to any collective bargaining agreement and employee relations are considered to be good.
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
Intercompany Transactions
     Various governmental requirements, including Sections 23A and 23B of the Federal Reserve Act and Regulation W of the Federal Reserve Board, limit borrowings by us from the Bank and also limit various other transactions between us and the Bank. For example, Section 23A of the Federal Reserve Act limits to no more than ten percent of its total capital the aggregate outstanding amount of the Bank’s loans and other “covered transactions” with any particular non-bank affiliate (including a financial subsidiary) and limits to no more than 20 percent of its total capital the aggregate outstanding amount of the Bank’s covered transactions with all of its affiliates (including financial subsidiaries). At December 31, 2008, approximately $11 million was available for loans to us from the Bank. Section 23A of the Federal Reserve Act also generally requires that the Bank’s loans to its non-bank affiliates (including financial subsidiaries) be secured, and Section 23B of the Federal Reserve Act generally requires that the Bank’s transactions with its non-bank affiliates (including financial subsidiaries) be on arm’s-length terms. Also, we, the Bank, and any financial subsidiary are prohibited from engaging in certain “tie-in” arrangements in connection with extensions of credit or provision of property or services.
Supervisory Agencies
     As a Pennsylvania-chartered bank, the Bank is subject to primary supervision, regulation, and examination by the Pennsylvania Department of Banking and secondary regulation by the FDIC. The Bank is subject to extensive statutes and regulations that significantly affect its business and activities. The Bank must file reports with its regulators concerning its activities and financial condition and obtain regulatory approval to enter into certain transactions. The Bank is also subject to periodic examinations by its regulators to ascertain compliance with various regulatory requirements. Other applicable statutes and regulations relate to insurance of deposits, allowable investments, loans, leases, acceptance of deposits, trust activities, mergers, consolidations, payment of dividends, capital requirements, reserves against deposits, establishment of branches and certain other facilities, limitations on loans to one borrower and loans to affiliated persons, activities of subsidiaries and other aspects of the business of banks. Recent federal legislation has instructed federal agencies to adopt standards or guidelines governing banks’ internal controls, information systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation and benefits, asset quality, earnings and stock valuation, and other matters. The federal banking agencies have great flexibility in implementing standards on asset quality, earnings, and stock valuation. Regulatory authorities have broad flexibility to initiate proceedings designed to prohibit banks from engaging in unsafe and unsound banking practices.
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
     We are subject to the jurisdiction of the SEC for matters relating to the offering and sale of our securities. We are also subject to the SEC’s rules and regulations relating to periodic reporting, insider trader reports and proxy solicitation materials. Our common stock is not listed for quotation of prices on The NASDAQ Stock Market or any other nationally-recognized stock exchange. However, daily bid and asked price quotations are maintained on the interdealer electronic bulletin board system.
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
Liability of Commonly Controlled Banks
     The Bank can be held liable for any loss incurred, or reasonably expected to be incurred, by the FDIC in connection with:
•	the default of a commonly controlled FDIC-insured depository institution or

•	any assistance provided by the FDIC to a commonly controlled FDIC-insured depository institution in danger of default.
     “Default” generally is defined as the appointment of a conservator or receiver, and “in danger of default” generally is defined as the existence of certain conditions indicating that a default is likely to occur in the absence of regulatory assistance.
Depositor Preference Statute
     In the “liquidation or other resolution” of the Bank by any receiver, federal legislation provides that deposits and certain claims for administrative expenses and employee compensation against the Bank are afforded a priority over the general unsecured claims against the Bank, including federal funds and letters of credit.
Allowance For Loan Losses

     Commercial loans and commercial real estate loans comprised 48.7 percent of our total consolidated loans as of December 31, 2008. Commercial loans are typically larger than residential real estate loans and consumer loans. Because our loan portfolio contains a significant number of commercial loans and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans may cause a significant increase in nonperforming loans. An increase in nonperforming loans could result in a loss of earnings from these loans and an increase in the provision for loan losses and loan charge-offs.
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
     In evaluating our allowance for loan losses, we divide our loans into the following categories:
•	commercial,

•	real estate mortgages,

•	consumer, and

•	unallocated.
     We evaluate some loans as a group and some individually. We use the following criteria in choosing loans to be evaluated individually:
•	by risk profile, and

•	by past due status.
     After our evaluation of these loans, we allocate portions of our allowance for loan losses to categories of loans based upon the following considerations:
•	historical trends,

•	economic conditions, and

•	any known deterioration.
     We use a self-correcting mechanism to reduce differences between estimated and actual losses. We will, on an annual basis, weigh our loss experience among the various categories and reallocate the allowance for loan losses.
     For a more in-depth presentation of our allowance for loan losses and the components of this allowance, please refer to Item 7 of this report under Management’s Discussion and Analysis of Financial Condition and Results of Operations at “Provision for Loan Losses,” “Allowance for Loan Losses,” and “Non-performing Loans,” as well as Note 4, Item 8 to this report.
Sources of Funds
General. Our primary source of funds is the cash flow provided by our investing activities, including principal and interest payments on loans and mortgage-backed and other securities. Our other sources of funds are provided by operating activities (primarily net income) and financing activities, including borrowings and deposits.
Deposits. We offer a variety of deposit accounts with a range of interest rates and terms. We currently offer savings accounts, NOW accounts, money market accounts, demand deposit accounts and certificates of deposit. The flow of deposits is influenced significantly by general economic conditions, changes in prevailing interest rates, pricing of deposits and competition. Our deposits are primarily obtained from areas surrounding our banking offices. We rely primarily on marketing, new products, service and long-standing relationships with customers to attract and retain these deposits. At December 31, 2008, our deposits totaled $434 million. Of the total deposit balance, $29 million or 6.7 percent represent Individual Retirement Accounts and $58 million or 13.4 percent represent certificates of deposit in amounts of $100,000 or more.
     When we determine the levels of our deposit rates, consideration is given to local competition, yields of U.S. Treasury securities and the rates charged for other sources of funds. We have maintained a high level of core deposits, which has contributed to our low cost of funds. Core deposits include savings, money market, NOW and demand deposit accounts, which, in the aggregate, represented 48.0 percent of total deposits at December 31, 2008 and 46.3 percent of total deposits at December 31, 2007.
     We are not dependent for deposits nor exposed by loan concentrations to a single customer, or to a small group of customers of which the loss of any one or more of which would have a materially adverse effect on our financial condition.

     For a further discussion of our deposits, please refer to Item 7 of this report under Management’s Discussion and Analysis of Financial Condition and Results of Operations at “Deposits,” as well as Note 7, Item 8 to this report.
Capital Requirements
     We are subject to risk-based capital requirements and guidelines imposed by the Federal Reserve Board. For this purpose, bank holding company’s consolidated assets and certain specified off-balance sheet commitments are assigned to four risk categories, each weighted differently based on the level of credit risk that is ascribed to those assets or commitments. In addition, risk-weighted assets are adjusted for low-level recourse and market-risk equivalent assets. A bank’s or bank holding company’s capital, in turn, includes the following tiers:
•	core (“Tier 1”) capital, which includes common equity, non-cumulative perpetual preferred stock, a limited amount of cumulative perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, less goodwill, certain identifiable intangible assets, and certain other assets; and

•	supplementary (“Tier 2”) capital, which includes, among other items, perpetual preferred stock not meeting the Tier 1 definition, mandatory convertible securities, subordinated debt and allowances for loan and lease losses, subject to certain limitations, less certain required deductions.
     We, like other bank holding companies, are required to maintain Tier 1 and “Total Capital” (the sum of Tier 1 and Tier 2 capital, less certain deductions) equal to at least four percent and eight percent of our total risk-weighted assets (including certain off-balance sheet items, such as unused lending commitments and standby letters of credit), respectively. At December 31, 2008, we met both requirements, with Tier 1 and Total Capital equal to 15.4 percent and 16.5 percent of total risk-weighted assets.
     The Federal Reserve Board has adopted rules to incorporate market and interest rate risk components into their risk-based capital standards. Under these market-risk requirements, capital will be allocated to support the amount of market risk related to a financial institution’s ongoing trading activities.
     The Federal Reserve Board also requires bank holding companies to maintain a minimum “Leverage Ratio” (Tier 1 capital to adjusted total assets) of three percent if the bank holding company has the highest regulatory rating and meets certain other requirements, or of three percent plus an additional cushion of at least one to two percentage points if the bank holding company does not meet these requirements. At December 31, 2008, our leverage ratio was 9.3 percent.
     The Federal Reserve Board may set capital requirements higher than the minimums noted above for holding companies whose circumstances warrant it. For example, bank holding companies experiencing or anticipating significant growth may be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve Board has indicated that it will consider a “Tangible Tier 1 Leverage Ratio” (deducting all intangibles) and other indications of capital strength in evaluating proposals for expansion or new activities, or when a bank holding company faces unusual or abnormal risk. The Federal Reserve Board has not advised us of any specific minimum leverage ratio applicable to us.
     Failure to meet capital requirements could subject the Bank to a variety of enforcement remedies, including the termination of deposit insurance by the FDIC, and to certain restrictions on its business. The Federal Deposit Insurance Corporation Improvements Act of 1991 (“FDICIA”), among other things, identifies five capital categories for insured banks — well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized — and requires federal bank regulatory agencies to implement systems for “prompt corrective action” for insured banks that do not meet minimum capital requirements based on these categories. The FDICIA imposed progressively more restrictive constraints on operations, management, and capital distributions, depending on the category in which an institution is classified. Unless a bank is well capitalized, it is subject to restrictions on its ability to offer brokered deposits, on “pass-through” insurance coverage for certain of its accounts, and on certain other aspects of its operations. FDICIA generally prohibits a bank from paying any dividend or making any capital distribution or paying any management fee to its holding company if the bank would thereafter be undercapitalized. An undercapitalized bank is subject to regulatory monitoring and may be required to divest itself of or liquidate subsidiaries. Holding companies of such institutions may be required to divest themselves of such institutions or divest themselves of or liquidate other affiliates. An undercapitalized bank must develop a capital restoration plan, and its parent bank holding company must guarantee the bank’s compliance with the plan up to the lesser of five percent of the bank’s assets at the time it became undercapitalized or the amount needed to comply with the plan. Critically undercapitalized institutions are prohibited from making payments of principal and interest on subordinated debt and are generally subject to the mandatory appointment of a conservator or receiver.
Brokered Deposits

     Under FDIC regulations, no FDIC-insured bank can accept brokered deposits unless it (1) is well capitalized, or (2) is adequately capitalized and receives a waiver from the FDIC. In addition, these regulations prohibit any bank that is not well capitalized from paying an interest rate on brokered deposits in excess of three-quarters of one percentage point over certain prevailing market rates. As of December 31, 2008, the Bank held no brokered deposits.
Dividend Restrictions
     We are a legal entity separate and distinct from the Bank. In general, under Pennsylvania law, we cannot pay a cash dividend if such payment would render us insolvent. Our revenues consist primarily of dividends paid by the Bank. The Pennsylvania Banking Code of 1965 limits the amount of dividends the Bank can pay to us without regulatory approval. The Bank may declare and pay dividends to us if:
•	the Bank’s surplus is at least equal to its paid-in capital, and

•	the payment of the dividend would not reduce the Bank’s surplus below the required level.
     At December 31, 2008, approximately $15,103,000 was available for payment of dividends to us.
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
     According to the FDIC, the Reform Act provides for the following changes:
•	Merging the Bank Insurance Fund (BIF) and the Savings Association Insurance Fund (SAIF) into a new fund, the Deposit Insurance Fund (DIF). This change was made effective March 31, 2006.

•	Increasing the coverage limit for retirement accounts to $250,000 and indexing the coverage limit for retirement accounts to inflation as with the general deposit insurance coverage limit. This change was made effective April 1, 2006.

•	Establishing a range of 1.15 percent to 1.50 percent within which the FDIC Board of Directors may set the Designated Reserve Ratio (DRR).

•	Allowing the FDIC to manage the pace at which the reserve ratio varies within this range.
1.	If the reserve ratio falls below 1.15 percent — or is expected to within six months — the FDIC must adopt a restoration plan that provides that the DIF will return to 1.15 percent generally within 5 years.

2.	If the reserve ratio exceeds 1.35 percent, the FDIC must generally dividend to BIF members half of the amount above the amount necessary to maintain the DIF at 1.35 percent, unless the FDIC Board, considering statutory factors, suspends the dividends.

3.	If the reserve ratio exceeds 1.5 percent, the FDIC must generally dividend to BIF members all amounts above the amount necessary to maintain the DIF at 1.5 percent.
•	Eliminating the restrictions on premium rates based on the DRR and granting the FDIC Board the discretion to price deposit insurance according to risk for all insured institutions regardless of the level of the reserve ratio.

•	Granting a one-time initial assessment credit (of approximately $4.7 billion) to recognize institutions’ past contributions to the fund.
Under the Reform Act, the former Columbia County Farmers National Bank received a one-time assessment credit of $183,000 in 2007 which offset the cost of higher deposit insurance premiums. At year end 2008, the remaining credit available to us was $2,000. We do not anticipate that these higher FDIC deposit insurance premiums will have a material adverse effect on our net income for 2009.
TARP Capital Purchase Program
     On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (the “EESA”). Pursuant to the EESA, the United States Treasury has the authority to, among other things, invest in financial institutions and purchase mortgages, mortgage-backed securities and certain other financial instruments from financial institutions, in an aggregate amount up to $700 billion, for the purpose of stabilizing and providing liquidity to the United States financial markets. On October 14, 2008, the United States Treasury announced a plan, referred to as the Capital Purchase Program, or the CPP, to invest up to $250 billion of this $700 billion amount in certain eligible United States banks, thrifts and their holding companies in the form of non-voting, senior preferred stock initially paying quarterly dividends at a 5% annual rate. In the event the United States Treasury makes any such senior preferred investment in any company it will also receive 10-year warrants to acquire common shares of the company having an aggregate market price of 15% of the amount of the senior preferred investment.
     Our Board of Directors reviewed three reasons why we may want to participate in the CPP:
•	to proactively recapitalize First Columbia Bank & Trust Co. (“Bank”) if the Board of Directors anticipated future reductions in the Bank’s capital caused, for example, by loan and investment losses;

•	if we thought the probability was high that we would acquire a troubled bank, a healthy bank or one or more branches over the next three years; and

•	if as a result of our market going through a “shake up” due to mergers of significant financial institutions, significant assets could migrate to the Bank causing much larger than expected asset growth.
     The Board of Directors reviewed the general requirements under the CPP, including operational restrictions that would be imposed, such as:
•	issuance of non-voting preferred stock at a 5% dividend rate which is equal to a rate of approximately 7.69% on a pre-tax basis and which payment would have preference over any dividend payments to our holders of common stock;

•	issuance of stock purchase warrants to the United States Treasury equal to 15% of the amount of CPP funds received with an exercise price at the current market level;

•	restrictions on buy-backs of our common stock and no increase in the dividends to be paid on our common stock; and

•	if we decide to buy-back the preferred stock from the United States Treasury, we must use funds generated from the sale of our securities which could cause a dilution in value of the shares of common stock currently held by our stockholders.
     After a review of the above reasons, conditions and restrictions with respect to the TARP Capital Purchase Program, our Board of Directors decided not to participate in the CPP.
Interstate Banking and Branching
     Bank holding companies (including bank holding companies that also are financial holding companies) are required to obtain the prior approval of the Federal Reserve Board before acquiring more than five percent of any class of voting stock of any non-affiliated bank. Pursuant to the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Interstate Banking and Branching Act”), a bank holding company may acquire banks located in states other than its home state without regard to the permissibility of such acquisitions under state law, but subject to any state requirement that the bank has been organized and operating for a minimum period of time, not to exceed five years, and the requirement that the bank holding company, after the proposed acquisition, controls no more than 10.0 percent of the total amount of deposits of insured depository institutions in the United States and no more than 30.0 percent or such lesser or greater amount set by state law of such deposits in that state.
     Subject to certain restrictions, the Interstate Banking and Branching Act also authorizes banks to merge across state lines to create interstate banks. The ability of banks to acquire branch offices through purchases or openings of other branches is contingent, however, on the host state having adopted legislation “opting in” to those provisions of Riegle-Neal. In addition, the ability of a bank to merge with a bank located in another state is contingent on the host state not having adopted legislation “opting out” of that provision of Riegle-Neal. Pennsylvania has opted in to all of these provisions upon the condition that another host state has similar or reciprocal requirements. As of the date of this report, we are not contemplating any interstate acquisitions of a bank or a branch office.
Control Acquisitions
     The Change in Bank Control Act prohibits a person or group of persons from acquiring “control” of a bank holding company, unless the Federal Reserve Board has been notified and has not objected to the transaction. Under a rebuttable presumption established by the Federal Reserve Board, the acquisition of ten percent or more of a class of voting stock of a bank holding company with a class of securities registered under Section 12 of the Exchange Act, such as we, would, under the circumstances set forth in the presumption, constitute acquisition of control of the bank holding company.
     In addition, a company is required to obtain the approval of the Federal Reserve Board under the Bank Holding Company Act before acquiring 25 percent (five percent in the case of an acquirer that is a bank holding company) or more of any class of outstanding common stock of a bank holding company, such as we, or otherwise obtaining control or a “controlling influence” over that bank holding company.
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
Community Reinvestment Act
     The Community Reinvestment Act of 1977, as amended (“CRA”), and the regulations promulgated to implement the CRA, are designed to create a system for bank regulatory agencies to evaluate a depository institution’s record in meeting the credit needs of its community. The Bank received a “satisfactory” rating in its last CRA examination which was held in 2004.
Financial Services Modernization
     We must comply with the Gramm-Leach-Bliley Act of 1999 (the “GLB Act”) in the conduct of our operations. The GLB Act eliminates the restrictions placed on the activities of banks and bank holding companies and creates two new structures, financial holding companies and financial subsidiaries. We and the Bank are now allowed to provide a wider array of financial services and products that were reserved only for insurance companies and securities firms. In addition, we can now affiliate with an insurance company and a securities firm. We have elected to become a financial holding company. A financial holding company has authority to engage in activities referred to as “financial activities” that are not permitted to bank holding companies. A financial holding company may also affiliate with companies that are engaged in financial activities. A “financial activity” is an activity that does not pose a safety and soundness risk and is financial in nature, incidental to an activity that is financial in nature, or complimentary to a financial activity.
Privacy
     Title V of the GLB Act creates a minimum federal standard of privacy by limiting the instances which we and the Bank may disclose nonpublic personal information about a consumer of our products or services to nonaffiliated third parties. The GLB Act distinguishes “consumers” from “customers” for purposes of the notice requirements imposed by this Act. We are required to give a “consumer” a privacy notice only if we intend to disclose nonpublic personal information about the consumer to a nonaffiliated third party. However, by contrast, we are required to give a “customer” a notice of our privacy policy at the time of the establishment of a customer relationship and then annually, thereafter during the continuation of the customer relationship.
Terrorist Activities
     The Office of Foreign Assets Control (“OFAC”) of the Department of the Treasury has, and will, send us and our banking regulatory agencies lists of names of persons and organizations suspected of aiding, harboring or engaging in terrorist acts. If the Bank finds a name on any transaction, account or wire transfer that is on an OFAC list, the Bank must freeze such account, file a suspicious activity report and notify the Federal Bureau of Investigation. The Bank has appointed an OFAC compliance officer to oversee the inspection of its accounts and the filing of any notifications.
The USA PATRIOT Act
     The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (“USA PATRIOT”) Act of 2001 was enacted by Congress as a result of the terrorist attack on the World Trade Center on September 11, 2001. Under the USA PATRIOT Act, financial institutions are subject to prohibitions against specified financial transactions and account relationships, as well as enhanced due diligence and “know your customer” standards in their dealings with foreign financial institutions and foreign customers.

Subprime and Predatory Lending
     The Federal Reserve Board has issued regulations which implement the Home Ownership and Equity Protection Act (“HOEPA”). This Act imposes additional disclosure requirements and certain substantive limitations on certain mortgage loans with rates or fees above specified levels. The regulations lower the rate levels that trigger the application of HOEPA and include additional fees in the calculation of the fee amount that triggers HOEPA. The loans that the Bank currently makes are generally below the rate and fee levels that trigger HOEPA.
     The Bank must also comply with a Pennsylvania law, Act 55 of 2001, the Mortgage Bankers and Brokers and Consumer Equity Protection Act. This Act addresses what is known as “predatory lending,” among other things, and is applicable to the Bank’s closed-end home equity mortgage loans, involving property located in Pennsylvania, in an amount less than $100.0 thousand made at a “high cost,” which is generally the rate and point triggers in the HOEPA. Those HOEPA triggers are:
•	An annual percentage rate exceeding 8.00 percentage points above comparable term U.S. Treasury securities for first-lien mortgages and 10 percent for subordinate-lien mortgages; and/or

•	Total points and fees payable by the consumer at or before closing that exceed the greater of 8.0 percent of the total loan amount or $583. The $583 is adjusted annually by the annual percentage change in the Consumer Price Index.
     On July 8, 2008, Pennsylvania Governor Rendell signed into law Acts 56, 57, 58, 59 and 60 of 2008 which pertain to the mortgage industry in Pennsylvania. Act 56 of 2008 combined two mortgage licensing laws that pertain to first and secondary lien residential mortgage lending into a single licensing law and requires individuals engaged in nonclerical mortgage activities to obtain separate individual “mortgage originator” licenses. Act 57 of 2008 amended the Pennsylvania Usury Law by increasing from $50,000 to $217,873 the applicability of the usury law to residential mortgage loans. Act 58 of 2008 authorizes the Department of Banking to require initial and renewal license applicants for lender and broker licenses to use a national electronic licensing system and to pay related processing fees. Act 59 of 2008 increased penalties for violation of the Real Estate Appraisers Certification Act and added three government officials to the State Board of Certified Real Estate Appraisers. Act 60 of 2008 amended the Pennsylvania Housing Finance Agency Law (PHFA) by requiring mortgage lenders, including First Columbia Bank & Trust Co., to periodically provide to PHFA a list of residential mortgage foreclosure notices issued during the most recent period and contained amendments to the rules for providing a mortgage borrower in default with a Notice of Intention to Foreclose.
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
Corporate Governance
     The Sarbanes-Oxley Act of 2002 (“SOX”) has substantially changed the manner in which public companies govern themselves and how the accounting profession performs its statutorily required audit function. SOX makes structural changes in the way public companies make disclosures and strengthens the independence of auditors and audit committees. SOX requires direct responsibility of senior corporate management, namely the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), for establishing and maintaining an adequate internal control structure and procedures for financial reporting and disclosure by public companies.
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
The Bank
     The Bank’s legal headquarters are located at 232 East Street, Bloomsburg, Columbia County, Pennsylvania 17815. The Bank is a locally-owned and managed community bank that seeks to provide personal attention and professional financial assistance to its customers. The Bank serves the needs of individuals and small to medium-sized businesses. The Bank’s business philosophy includes offering direct access to its President and other officers and providing friendly, informed and courteous service, local and timely decision making, flexible and reasonable operating procedures and consistently-applied credit policies.
     The Bank solicits small and medium-sized businesses located primarily within the Bank’s market area that typically borrow in the $25,000 to $2.0 million range. In the event that certain loan requests may exceed the Bank’s lending limit to any one customer, the Bank seeks to arrange such loans on a participation basis with other financial institutions.
Marketing Area
     The Bank’s primary market area is Columbia County, a 484 square mile area located in Northcentral Pennsylvania with a population of approximately 64,151 based on 2000 census data. The Town of Bloomsburg is the County’s largest municipality and its center of industry and commerce. Bloomsburg has a population of approximately 12,375 based on 2000 census data, and is the county seat. Berwick, located on the eastern boundary of the County, is the second largest municipality, with a 2000 census data population of approximately 10,774. The Bank currently serves its market area through thirteen branch offices located in Bloomsburg, Benton, Berwick, Buckhorn, Catawissa, Elysburg, Hazelton, Lightstreet, Millville, Orangeville and Scott Township.
The Bank competes with other depository institutions in Columbia, Luzerne, and Northumberland Counties. The Bank’s major competitors are: First Keystone National Bank, PNC Bank and M & T Bank, as well as several credit unions.
     The Bank’s extended market area includes the adjacent Pennsylvania counties of Lycoming, Montour, Schuylkill and Sullivan.
Available Information
     We file reports, proxy, information statements and other information electronically with the SEC through the Electronic Data Gathering Analysis and Retrieval filing system. You may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room located at 450 5th Street, N.W., Washington, DC 20549. You can obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The SEC’s website address is http://www.sec.gov. Our website address is http://www.firstcolumbiabank.com. Copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC may be obtained without charge by writing to CCFNB Bancorp, Inc., 232 East Street, Bloomsburg, PA 17815; Attn: Mr. Jeffrey T. Arnold, CFO and Treasurer.
Item 1A. Risk Factors
Adverse changes in the economic conditions in our market area could materially and negatively affect our business.
     Substantially all of our business is with consumers and small to mid-sized companies located within Columbia, Lycoming, Luzerne, Montour, and Northumberland Counties, Pennsylvania. Our business is directly impacted by factors such as economic, political and market conditions, broad trends in industry and finance, legislative and regulatory changes, changes in government monetary and fiscal policies and inflation, all of which are beyond our control. A deterioration in economic conditions, whether caused by national or local concerns, in particular an economic slowdown in northcentral Pennsylvania, could result in the following consequences, any of which could materially harm our business:
•	customers’ credit quality may deteriorate;

•	loan delinquencies may increase;

•	problem assets and foreclosures may increase;

•	demand for our products and services may decrease;

•	competition for low cost or non-interest bearing deposits may increase; and

•	collateral securing loans may decline in value.
Competitive pressures from financial services companies and other companies offering banking services could negatively impact our business.
     We conduct banking operations primarily in northcentral Pennsylvania. Increased competition in the Bank’s market may result in reduced loans and deposits, high customer turnover, and lower net interest rate margins. Ultimately, the Bank may not be able to compete successfully against current and future competitors. Many competitors in the Bank’s market area, including regional banks, other community-focused depository institutions and credit unions, offer the same banking services as the Bank offers. The Bank also faces competition from many other types of financial institutions, including without limitation, finance companies, brokerage firms, insurance companies, mortgage banks and other financial intermediaries. These competitors often have greater resources affording them the competitive advantage of maintaining numerous retail locations and ATMs and conducting extensive promotional and advertising campaigns. Moreover, our credit union competitors pay no corporate taxes and can, therefore, more aggressively price many products and services.
Changes in interest rates could reduce our income and cash flows.
     The Bank’s income and cash flows and the value of its assets and liabilities depend to a great extent on the difference between the income earned on interest-earning assets such as loans and investment securities, and the interest expense paid on interest-bearing liabilities such as deposits and borrowings. These rates are highly sensitive to many factors which are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies, in particular, the Federal Reserve Board. Changes in monetary policy, including changes in interest rates, will influence the origination of loans and investment securities and the amounts paid on deposits. If the rates of interest the Bank pays on its deposits and other borrowings increases more than the rates of interest the Bank earns on its loans and other investments, the Bank’s net interest income, and therefore our earnings, could be adversely affected. The Bank’s earnings could also be adversely affected if the rates on its loans or other investments fall more quickly than those on its deposits and other borrowings.
Significant increases in interest rates may affect customer loan demand and payment habits.
     Significant increases in market interest rates, or the perception that an increase may occur, could adversely impact the Bank’s ability to generate new loans. An increase in market interest rates may also adversely impact the ability of adjustable rate borrowers to meet repayment obligations, thereby causing nonperforming loans and loan charge-offs to increase in these mortgage products.
If the Bank’s loan growth exceeds that of its deposit growth, then the Bank may be required to obtain higher cost sources of funds.
     Our growth strategy depends upon generating an increasing level of loans at the Bank while maintaining a low level of loan losses for the Bank. As the Bank’s loans grow, it is necessary for the Bank’s deposits to grow at a comparable pace in order to avoid the need for the Bank to obtain other sources of loan funds at higher costs. If the Bank’s loan growth exceeds the deposit growth, the Bank may have to obtain other sources of funds at higher costs which could adversely affect our earnings.
If the Bank’s allowance for loan losses is not adequate to cover actual loan losses, its earnings may decline.
     The Bank maintains an allowance for loan losses to provide for loan defaults and other classified loans due to unfavorable characteristics. The Bank’s allowance for loan losses may not be adequate to cover actual loan losses, and future provisions for loan losses could materially and adversely affect our operating results. The Bank’s allowance for loan loss is based on prior experience, as well as an evaluation of risks in the current portfolio. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, change in borrowers’ creditworthiness, and the value of collateral securing loans and leases that may be beyond the Bank’s control, and these losses may exceed our current estimates. The FDIC and Pennsylvania Department of Banking review the Bank’s loans and allowance for loan losses and may require the Bank to increase its allowance. While we believe that the Bank’s allowance for loan losses is adequate to cover current losses, we cannot assure that the Bank will not further increase the allowance for loan losses or that the regulators will not require the Bank to increase the allowance. Either of these occurrences could adversely affect our earnings.
Adverse changes in the market value of securities and investments that we manage for others may negatively impact the growth level of the Bank’s non-interest income.
     The Bank provides a broad range of trust and investment management services for estates, trusts, agency accounts, and individual and employer sponsored retirement plans. The market value of the securities and investments managed by the Bank may decline due to factors outside the Bank’s control. Any such adverse changes in the market value of the securities and investments could negatively impact the growth of the non-interest income generated from providing these services.
The Bank’s branch locations may be negatively affected by changes in demographics.
     We and the Bank have strategically selected locations for bank branches based upon regional demographics. Any changes in regional demographics may impact the Bank’s ability to reach or maintain profitability at its branch locations. Changes in regional demographics may also affect the perceived benefits of certain branch locations and management may be required to reduce the number of locations of its branches.

Changes in the regulatory environment may adversely affect the Bank’s business.
     The banking industry is highly regulated and the Bank is subject to extensive state and federal regulation, supervision, and legislation. The Bank is subject to regulation and supervision by the FDIC, the Pennsylvania Department of Banking, and indirectly, the Securities and Exchange Commission. These laws and regulations may change from time to time and may limit our ability to offer new products and services, obtain financing, attract deposits, and originate loans. Any changes to these laws and regulations may adversely affect loan demand, credit quality, consumer spending and saving habits, interest rate margins, FDIC assessments, and operating expenses. Therefore, our results of operations and financial condition may be materially negatively impacted by such changes.
Training and technology costs, as well as product development and operating costs, may exceed our expectations and negatively impact our profitability.
     The financial services industry is constantly undergoing technological changes in the types of products and services provided to customers to enhance customer convenience. Our future success will depend upon our ability to address the changing technological needs of our customers. We have invested a substantial amount of resources to update our technology and train the management team. This investment in technology and training seeks to increase efficiency in the management team’s performance and improve accessibility to customers. We are also investing in the expansion of bank branches, improvement of operating systems, and the development of new marketing initiatives. The costs of implementing the technology, training, product development, and marketing costs may exceed our expectations and negatively impact our results of operations and profitability.
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
     We depend on the services of our President and Chief Executive Officer, Lance O. Diehl, and a number of other key management personnel. The loss of Mr. Diehl’s services or that of other key personnel could materially and adversely affect our results of operations and financial condition. Our success also depends, in part, on our ability to attract and retain additional qualified management personnel. Competition for such personnel is strong in the banking industry and we may not be successful in attracting or retaining such personnel due to our geographic location and prevailing salary levels in our market area.
Item 1B. Unresolved Staff Comments
     Not applicable.

Item 2. Properties
     Our executive offices are at 232 East Street, Bloomsburg, Pennsylvania . The Bank’s legal or registered office is also at 232 East Street, Bloomsburg, Pennsylvania.
     We own all of the banking centers except 2 branch facilities and 2 ATM facilities, which we lease. See Footnote 14 at Item 8 for lease details. During 2008 we purchased the former Berwick Hotel in the Borough of Berwick and the former State Farm building in Scott Township for future expansion. These buildings and the remaining banking centers are described as follows:

	Approximate
	Square	Own or
Location	Footage	Lease	Use
Red Rock Road, Benton, PA	2,814	Own	For Sale
Market Street, Benton, PA	4,672	Own	Banking Services
1016 W. Front Street, Berwick, PA	3,096	Own	For Sale
1919 W. Front Street, Berwick, PA	2,240	Own	Banking Services
Market Street, Berwick, PA		Own	Future expansion
1 Hospital Drive, Bloomsburg	120	Lease	ATM Facility
11 W. Main Street, Bloomsburg	27,592	Own	Sales agreement
17 E. Main Street, Bloomsburg		Lease	ATM Facility
232 East Street, Bloomsburg	11,686	Own	Main Office and Bancorp Headquarters
Market Street, Bloomsburg	1,335	Lease	Banking Services
Buckhorn, PA	693	Lease	Banking Services (In Wal-Mart Supercenter)
Buckhorn, PA	3,804	Own	Banking Services
Catawissa, PA	1,558	Own	Banking Services
Catawissa, PA	2,804	Own	Residential
Elysburg, PA	2,851	Own	Banking Services
Millville, PA	2,520	Own	Banking Services
Orangeville, PA	2,259	Own	Banking Services
1199 Lightstreet Road, Scott Township, PA	16,500	Own	Banking Services, Financial Planning, IT and Operations
2691 Columbia Blvd, Scott Township, PA	3,680	Own	Banking Services
992 Central Road, Scott Township, PA	12,624	Own	Operations Center
South Centre, PA	3,868	Own	For Sale
West Hazleton, PA	3,015	Own	Banking Services
     We consider our facilities to be suitable and adequate for our current and immediate future purposes.
Item 3. Legal Proceedings
     We and the Bank are not parties to any legal proceedings that could have any significant effect upon our financial condition or income. In addition, we and the Bank are not parties to any legal proceedings under federal and state environmental laws.
Item 4. Submission of Matters to a Vote of Security Holders
     During the fourth quarter of 2008, no matters were submitted to vote of security holders through a solicitation of proxies or otherwise.
PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     We had 973 stockholders of record not including individual participants in security position listings and 2,253,959 shares of common stock, par value of $1.25 per share, the only authorized class of common stock, outstanding as of March 10, 2009. Our common stock trades under the symbol “CCFN.” As of March 10, 2009, 5 firms were identified on the interdealer electronic bulletin board system as market makers in our common stock. The following information is reported by one of our market makers: Boenning

& Scattergood, West Conshohoken, PA. These quotations represent prices between buyers and sellers and do not include retail mark, markdown or commission. They may not necessarily represent actual transactions. The high and low closing sale prices and dividends per share of our common stock for the four quarters of 2008 and 2007 are summarized in the following table.

			Dividends
2008:	High ($)	Low ($)	Declared ($)
First quarter	25.65	24.88	.21
Second quarter	24.68	23.73	.21
Third quarter	23.30	20.93	.24
Fourth quarter	19.78	18.75	.24

			Dividends
2007:	High ($)	Low ($)	Declared ($)
First quarter	29.00	27.55	.20
Second quarter	27.70	26.70	.20
Third quarter	27.08	26.63	.21
Fourth quarter	25.95	25.35	.21
     We have paid cash dividends since 1983. It is our present intention to continue the dividend payment policy, although the payment of future dividends must necessarily depend upon earnings, financial position, appropriate restrictions under applicable law and other factors relevant at the time the Board of Directors considers any declaration of dividends.

Item 6. Selected Financial Data
     During the year ended December 31, 2008, we completed the acquisition of Columbia Financial Corporation which had a material affect on the comparability of the information listed below. Details of the merger are included in footnote 15 of the Notes to Consolidated Financial Statements included in Item 8 of this form 10-K.
CCFNB BANCORP, INC.
SELECTED CONSOLIDATED FINANCIAL SUMMARY

(In Thousands except per share data)	For the Year Ending December 31,
	2008	2007	2006	2005	2004

INCOME STATEMENT DATA:
Total interest income	$21,357	$14,483	$13,202	$11,442	$10,843
Total interest expense	7,504	6,185	5,301	4,131	3,669

Net interest income	13,853	8,298	7,901	7,311	7,174
Provision for possible loan losses	750	30	175	90	140
Non interest income	3,043	2,305	1,900	1,713	1,530
Non interest expenses	12,172	7,038	6,437	6,077	5,746
Federal income taxes	896	888	777	631	601

Net income	$3,078	$2,647	$2,412	$2,226	$2,217

PER SHARE DATA:
Earnings per share (1)	$1.82	$2.15	$1.93	$1.76	$1.74
Cash dividends declared per share	$0.90	$0.82	$0.78	$0.74	$0.70
Book value per share	$26.94	$25.79	$24.36	$23.06	$22.49
Average annual shares outstanding	1,688,498	1,233,339	1,249,844	1,262,171	1,274,034

BALANCE SHEET DATA:
Total assets	$568,319	$245,324	$241,920	$231,218	$235,377
Total loans	320,068	161,460	160,641	154,271	149,900
Total securities	196,580	57,686	53,486	53,919	61,834
Total deposits	434,309	170,938	169,285	164,847	172,487
FHLB advances-long-term	9,133	11,137	11,297	11,311	11,323
Total stockholders’ equity	60,775	31,627	30,249	29,012	28,506

PERFORMANCE RATIOS:
Return on average assets	0.77%	1.07%	1.02%	0.97%	0.96%
Return on average stockholders’ equity	6.91%	8.54%	7.97%	7.73%	7.88%
Net interest margin (2)	3.90%	3.74%	3.74%	3.65%	3.54%
Total non-interest expense as a percentage of average assets	3.06%	2.83%	2.72%	2.64%	2.45%

ASSET QUALITY RATIOS:
Allowance for possible loan losses as a percentage of loans, net	1.17%	0.89%	0.91%	1.02%	0.93%
Allowance for possible loan losses as a percentage of non-performing loans (3)	83.29%	102.64%	686.79%	185.54%	110.37%
Non-performing loans as a percentage of total loans, net (3)	1.43%	0.09%	0.13%	0.85%	0.85%
Non-performing assets as a percentage of total assets (3)	0.86%	0.57%	0.09%	0.36%	0.54%
Net charge-offs as a percentage of average net loans (4)	-0.05%	-0.03%	-0.17%	0.05%	-0.11%

LIQUIDITY AND CAPITAL RATIOS:
Average equity to average assets	11.19%	12.48%	12.79%	12.51%	13.08%
Tier 1 capital to risk-weighted assets (5)	15.37%	18.10%	19.25%	19.24%	19.27%
Leverage ratios (5) (6)	9.27%	12.71%	12.71%	12.74%	12.17%
Total capital to risk-weighted assets (5)	16.48%	18.93%	20.29%	20.32%	20.31%
Dividend Payout Ratio	51.75%	38.16%	40.38%	41.92%	40.19%

(1)	Based upon average shares and common share equivalents outstanding.

(2)	Represents net interest income as a percentage of average total interest-earning assets, calculated on a tax-equivalent basis.

(3)	Non-performing loans are comprised of (i) loans which are on a non-accrual basis, (ii) accruing loans that are 90 days or more past due, and (iii) restructured loans. Non-performing assets are comprised of non-performing loans and foreclosed real estate (assets acquired in foreclosure), if applicable.

(4)	Based upon average balances for the respective periods.

(5)	Based on the Federal Reserve Bank’s risk-based capital guidelines, as applicable to the Corporation. The Bank is subject to similar requirements imposed by the FDIC.

(6)	The leverage ratio is defined as the ratio of Tier 1 Capital to average total assets less intangible assets, if applicable.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
CAUTIONARY STATEMENT
     Certain statements in this section and elsewhere in this Annual Report on Form 10-K, other periodic reports filed by us under the Securities Exchange Act of 1934, as amended, and any other written or oral statements made by or on behalf of us may include “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 which reflect our current views with respect to future events and financial performance. Such forward looking statements are based on general assumptions and are subject to various risks, uncertainties, and other factors that may cause actual results to differ materially from the views, beliefs and projections expressed in such statements. These risks, uncertainties and other factors include, but are not limited to:
•	Our business and financial results are affected by business and economic conditions, both generally and specifically in the Northcentral Pennsylvania market in which we operate. In particular, our businesses and financial results may be impacted by:

•	Changes in interest rates and valuations in the debt, equity and other financial markets.

•	Disruptions in the liquidity and other functioning of financial markets, including such disruptions in the market for real estate and other assets commonly securing financial products.

•	Actions by the Federal Reserve Board and other government agencies, including those that impact money supply and market interest rates.

•	Changes in our customers’ and suppliers’ performance in general and their creditworthiness in particular.

•	Changes in customer preferences and behavior, whether as a result of changing business and economic conditions or other factors.

•	Changes resulting from the newly enacted Emergency Economic Stabilization Act of 2008.

•	A continuation of recent turbulence in significant segments of the United States and global financial markets, particularly if it worsens, could impact our performance, both directly by affecting our revenues and the value of our assets and liabilities and indirectly by affecting our customers and suppliers and the economy generally.

•	Our business and financial performance could be impacted as the financial industry restructures in the current environment by changes in the competitive landscape.

•	Given current economic and financial market conditions, our forward-looking financial statements are subject to the risk that these conditions will be substantially different than we are currently expecting. These statements are based on our current expectations that interest rates will remain low through 2009 with continued wide market credit spreads and our view that national economic trends currently point to a continuation of severe recessionary conditions through 2009 followed by a subdued recovery.

•	Legal and regulatory developments could have an impact on our ability to operate our businesses or our financial condition or results of operations or our competitive position or reputation. Reputational impacts, in turn, could affect matters such as business generation and retention, our ability to attract and retain management, liquidity and funding. These legal and regulatory developments could include: (a) the unfavorable resolution of legal proceedings or regulatory and other governmental inquiries; (b) increased litigation risk from recent regulatory and other governmental developments; (c) the results of the regulatory examination process, and regulators’ future use of supervisory and enforcement tools; (d) legislative and regulatory reforms, including changes to laws and regulations involving tax, pension, education and mortgage lending, the protection of confidential customer information, and other aspects of the financial institution industry; and (e) changes in accounting policies and principles.
•	Our business and operating results are affected by our ability to identify and effectively manage risks inherent in our businesses, including, where appropriate, through the effective use of third-party insurance and capital management techniques.

•	Our ability to anticipate and respond to technological changes can have an impact on our ability to respond to customer needs and to meet competitive demands.

•	Our ability to implement our business initiatives and strategies could affect our financial performance over the next several years.

•	Competition can have an impact on customer acquisition, growth and retention, as well as on our credit spreads and product pricing, which can affect market share, deposits and revenues.

•	Our business and operating results can also be affected by widespread natural disasters, terrorist activities or international hostilities, either as a result of the impact on the economy and capital and other financial markets generally or on us or on our customers and suppliers.
     The words “believe,” “expect,” “anticipate,” “project” and similar expressions signify forward looking statements. Readers are cautioned not to place undue reliance on any forward looking statements made by or on behalf of us. Any such statement speaks only as of the date the statement was made. We undertake no obligation to update or revise any forward looking statements.
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
RESULTS OF OPERATIONS
NET INTEREST INCOME
2008 vs. 2007
     Tax-equivalent net interest income increased $5.7 million or 65.7 percent to $14.3 million for the year ended December 31, 2008. Reported tax-equivalent interest income increased $7.0 million or 47.3 percent to $21.9 million for the year ended December 31, 2008. The increase primarily resulted from the acquisition of Columbia Financial Corporation (“CFC”) as described in Note 15 of the Notes to the Consolidated Financial Statements included in Item 8. The acquisition of CFC contributed an increase in net loans in the amount of $160.7 million, an increase in investment securities in the amount of $138.3 million, an increase in federal funds sold in the amount of $517,000, and an increase in interest-bearing deposits of $129,000. Reported interest expense increased $1.3 million or 21.3 percent to $7.5 million. The acquisition of CFC contributed an increase in deposits in the amount of $264.7 million, an increase in other borrowings of $31.9 million, and an increase of $4.6 million in junior subordinate debentures.
     Net interest margin increased to 3.90 percent at December 31, 2008 from 3.74 percent at December 31, 2007. The increase in margin resulted primarily from the yield on interest-bearing deposits decreasing 33 basis points to 2.32 percent at December 31, 2008 while the yield on total borrowings decreased 233 basis points to 2.64 percent at December 31, 2008. A decrease of 285 basis points on the short-term borrowings for the year ended December 31, 2008 was the primary reason for the yield decrease in the total borrowings as the long-term borrowing yield increased 9 basis points over the same period. The short-term borrowing had an average balance of $42.9 million and $31.6 million as of December 31, 2008 and 2007, respectively. The yield decreases were driven by the rate decreases enacted throughout 2008 by the Federal Open Market Committee (FOMC) as well as local market competition. The yield on interest-earning assets decreased 47 basis points to 5.94 percent for the year ended December 31, 2008. The yield on total loans decreased 42 basis points to 6.66 percent for the year ended December 31, 2008.
2007 vs. 2006
     Tax-equivalent net interest income for 2007 equaled $8.7 million compared to $8.3 million in 2006, an increase of 4.83 percent. The overall net interest margin remained the same at 3.74 percent from 2006 to 2007. These rates were monitored and adjusted which contributed to the overall increased performance of the Bank. Interest received on interest-bearing deposits with other financial institutions increased from an average yield of 5.20 percent for 2006 to an average yield of 5.27 percent for 2007. The cost of long-term debt averaged 5.99 percent for the year which will continue to have a negative impact on our net interest margin, until rates would rise enough to allow us to pay off this debt. We will continue to use the following strategies to mitigate this period of pressure on our net interest margin: pricing of deposits will continue to be monitored to meet current market conditions; large deposits over $100,000 will continue to be priced conservatively; and in this low interest rate environment, the majority of new investments will be kept short-term in anticipation of rising rates.
     The following Average Balance Sheet and Rate Analysis table presents the average assets, actual income or expense and the average yield on assets, liabilities and stockholders’ equity for the years 2008, 2007 and 2006.
AVERAGE BALANCE SHEET AND RATE ANALYSIS
YEARS ENDED DECEMBER 31,

(In Thousands)	2008			2007			2006
	Average		Average	Average		Average	Average		Average
	Balance(1)	Interest	Rate	Balance(1)	Interest	Rate	Balance(1)	Interest	Rate
ASSETS:
Tax-exempt loans	$16,156	$1,070	6.62%	$11,389	$771	6.77%	$9,433	$638	6.76%
All other loans	218,915	14,587	6.66%	148,959	10,585	7.11%	149,121	10,239	6.87%

Total loans (2)(3)(4)	235,071	15,657	6.66%	160,348	11,356	7.08%	158,554	10,877	6.86%

Taxable securities	118,012	5,633	4.77%	54,353	2,546	4.68%	47,857	1,850	3.87%
Tax-exempt securitites (3)	6,765	385	5.69%	4,200	281	6.69%	5,846	406	6.94%

Total securities	124,777	6,018	4.82%	58,553	2,827	4.83%	53,703	2,256	4.20%

Federal funds sold	6,990	155	2.22%	10,013	512	5.11%	7,621	385	5.05%
Interest-bearing deposits	873	22	2.52%	2,754	145	5.27%	750	39	5.20%

Total interest-earning assets	367,711	21,852	5.94%	231,668	14,840	6.41%	220,628	13,557	6.14%

Other assets	30,117			16,808			15,941

TOTAL ASSETS	$397,828			$248,476			$236,569

LIABILITIES:
Savings	$39,223	156	0.40%	$24,602	98	0.40%	$25,671	103	0.40%
Now deposits	47,534	129	0.27%	29,321	91	0.31%	29,029	88	0.30%
Money market deposits	21,119	350	1.66%	8,894	59	0.66%	9,795	65	0.66%
Time deposits	154,334	5,447	3.53%	90,375	3,810	4.22%	84,261	3,207	3.81%

Total deposits	262,210	6,082	2.32%	153,192	4,058	2.65%	148,756	3,463	2.33%

Short-term borrowings	42,912	754	1.76%	31,582	1,457	4.61%	25,373	1,161	4.58%
Long-term borrowings	9,413	572	6.08%	11,188	670	5.99%	11,303	677	5.99%
Junior subordinate debentures	1,605	96	5.98%	—	—	—	—	—	—

Total borrowings	53,930	1,422	2.64%	42,770	2,127	4.97%	36,676	1,838	5.01%

Total interest-bearing liabilities	316,140	7,504	2.37%	195,962	6,185	3.16%	185,432	5,301	2.86%

Demand deposits	34,403			19,611			18,268
Other liabilities	2,761			1,900			2,620
Stockholders’ equity	44,524			31,003			30,249

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$397,828			$248,476			$236,569

Interest rate spread (6)			3.57%			3.25%			3.29%

Net interest income/margin (5)		$14,348	3.90%		$8,655	3.74%		$8,256	3.74%

(1)	Average volume information was compared using daily (or monthly) averages for interest-earning and bearing accounts. Certain balance sheet items utilized quarter-end balances for averages.

(2)	Interest on loans includes fee income.

(3)	Tax exempt interest revenue is shown on a tax-equivalent basis using a statutory federal income tax rate of 34 percent for 2008,2007 and 2006. (4) Nonaccrual loans have been included with loans for the purpose of analyzing net interest earnings.

(5)	Net interest margin is computed by dividing annualized net interest income by total interest earning assets.

(6)	Interest rate spread represents the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.

Reconcilement of Taxable Equivalent Net Interest Income
For the Years Ended December 31,

(In Thousands)	2008	2007	2006

Total interest income	$21,357	$14,483	$13,202
Total interest expense	7,504	6,185	5,301

Net interest income	13,853	8,298	7,901
Tax equivalent adjustment	495	357	355

Net interest income (fully taxable equivalent)	$14,348	$8,655	$8,256

Rate/Volume Analysis
     To enhance the understanding of the effects of volumes (the average balance of earning assets and costing liabilities) and average interest rate fluctuations on the balance sheet as it pertains to net interest income, the table below reflects these changes for 2008 versus 2007, and 2007 versus 2006:

(In Thousands)	Year Ended December 31,
	2008 vs 2007			2007 vs 2006
	Increase (Decrease)			Increase (Decrease)
	Due to			Due to
	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Loans, tax-exempt	$316	$(17)	$299	$132	$1	$133
Loans	4,614	(612)	4,002	(11)	357	346
Taxable investment securities	3,040	47	3,087	156	540	696
Tax-exempt investment securities	151	(47)	104	(109)	(16)	(125)
Federal funds sold	(255)	(102)	(357)	123	5	128
Interest bearing deposits	124	(247)	(123)	105	—	105

Total interest-earning assets	7,990	(978)	7,012	396	887	1,283

Interest expense:
Savings	58	—	58	(4)	(1)	(5)
NOW deposits	51	(13)	38	1	2	3
Money market deposits	(1,325)	1,615	290	(6)	—	(6)
Time deposits	2,339	(702)	1,637	181	422	603
Short-term borrowings	404	(1,107)	(703)	286	10	296
Long-term borrowings, FHLB	(107)	10	(97)	(7)	—	(7)
Junior subordinate debentures	96	—	96	—	—	—

Total interest-bearing liabilities	1,516	(197)	1,319	451	433	884

Change in net interest income	$6,474	$(781)	$5,693	$(55)	$454	$399

PROVISION FOR LOAN LOSSES
2008 vs. 2007
     The provision for loan losses is based upon management’s quarterly review of the loan portfolio. The purpose of the review is to assess loan quality, identify impaired loans, analyze delinquencies, evaluate potential charge-offs and recoveries, and assess the general conditions in the markets served. Management remains committed to an aggressive and thorough program of problem loan identification and resolution. Periodically, an independent loan review is performed for the Bank. The allowance for loan losses is evaluated quarterly and is calculated by applying historic loss factors to the various outstanding loans types while excluding loans for which a specific allowance has already been determined. Loss factors are based on management’s consideration of the nature of the portfolio segments, historical loan loss experience, industry standards and trends with respect to nonperforming loans, and its core knowledge and experience with specific loan segments.
     Although management believes that it uses the best information available to make such determinations and that the allowance for loan losses is adequate at December 31, 2008, future adjustments could be necessary if circumstances or economic conditions differ substantially from the assumptions used in making the initial determinations. A downturn in the local economy or employment and delays in receiving financial information from borrowers could result in increased levels of nonperforming assets and charge-offs, increased loan loss provisions and reductions in interest income. Also, as part of the examination process, bank regulatory agencies periodically review the Bank’s loan loss allowance. The bank regulators could require the recognition of additions to the loan loss allowance based on their judgment of information available to them at the time of their examination.
     The provision for loan losses amounted to $750,000 and $30,000 for the years ended December 31, 2008 and 2007, respectively. Management concluded the increase of the provision was appropriate considering the gross loan growth experience of $158,608,000, increases in nonperforming assets, and the general downturn in the national economy. Utilizing the resources noted above, management concluded that the allowance for loan losses remains at a level adequate to provide for probable losses inherent in the loan portfolio.
2007 vs. 2006
     The provision for loan losses decreased from $175,000 in 2006 to $30,000 in 2007 as loans increased by $819 thousand.
NON-INTEREST INCOME
2008 vs. 2007
     Total non-interest income increased $738 thousand or 51.0 percent to $3.5 million for the year ended December 31, 2008. The increase primarily resulted from the acquisition of CFC as described in Note 15 of the Notes to the Consolidated Financial Statements included in Item 8. The service charges and fees increased $339,000 or 36.0 percent to $1,281,000 for the year ended December 31, 2008. Gain on sale of loans increased $157,000 or 86.3 percent from $182,000 in 2007 to $339,000 in 2008. Brokerage income decreased $181,000 or 45.4 percent from $399,000 in 2007 to $218,000 in 2008. The decrease in brokerage income was significantly influenced by the national economic crises and the related market contraction that followed. During 2008, we recorded an other than temporary impairment loss on the equity security portfolio in the amount of $437,000. Other income increased $536,000 from $300,000 in 2007 to $836,000 in 2008 as a result of increased ATM transaction revenue and related surcharges.

(In Thousands)	For The Year Ended
	December 31, 2008		December 31, 2007		Change
	Amount	% Total	Amount	% Total	Amount	%
Service charges and fees	$1,281	42.1%	$942	40.9%	$339	36.0%
Gain on sale of loans	339	11.1	182	7.9	157	86.3
Earnings on bank-owned life insurance	366	12.0	285	12.4	81	28.4
Brokerage and insurance	218	7.2	399	17.3	(181)	(45.4)
Trust	434	14.3	196	8.5	238	121.4
Investment security (losses) gains	(431)	(14.2)	1	—	(432)	—
Other	836	27.5	300	13.0	536	178.7

Total non-interest income	$3,043	100.0%	$2,305	100.0%	$738	32.0%

2007 vs. 2006
     Total non-interest income increased 21.3 percent during 2007 from $1.9 million in 2006 to $2.3 million in 2007. Service fees and charges increased from $845,000 in 2006 to $942,000 in 2007 or 11.5 percent. “Overdraft Privilege” was instrumental in this increase. Gain on sale of loans increased 304.4% from $45,000 in 2006 to $182,000 in 2007. Management and employees participated in an incentive program to market these fixed rate loans and the program was very successful. Investment center income showed a dramatic 82.2% increase from $219,000 in 2006 to $399,000 in 2007. The Bank added another broker to its financial services department which should help continue success in the future. Other income decreased $46,000 from $346,000 in 2006 to $300,000 in 2007.

(In Thousands)	For The Year Ended
	December 31, 2007		December 31, 2006		Change
	Amount	% Total	Amount	% Total	Amount	%

Service charges and fees	$942	40.9%	$845	44.5%	$97	11.5%
Gain on sale of loans	182	7.9	45	2.4	137	304.4
Earnings on bank-owned life insurance	285	12.4	253	13.3	32	12.6
Brokerage and insurance	399	17.3	219	11.5	180	82.2
Trust	196	8.5	191	10.1	5	2.6
Investment security gains	1	—	1	0.1	—	—
Other	300	13.0	346	18.1	(46)	(13.3)

Total non-interest income	$2,305	100.0%	$1,900	100.0%	$405	21.3%

NON-INTEREST EXPENSE
2008 vs. 2007
     Total non-interest expense increased $5.1 million or 72.9% from $7.0 million in 2007 to $12.1 million in 2008. The increases primarily resulted from the acquisition of CFC as described in Note 15 of the Notes to the Consolidated Financial Statements included in Item 8. Salaries and employee benefits increased $3.0 million or 78.1 percent for the year ended December 31, 2008. Included in the increase was approximately $672,000 of compensation and benefits offered as severance packages to former Columbia County Farmers National Bank employees. Professional fees increased $255,000 or 81.0 percent from $315,000 in 2007 to $570,000 in 2008. Other expenses, Occupancy, Furniture and Equipment, Professional fees, and Directors fees all experienced net increases as a result of the CFC acquisition.
     One standard to measure non-interest expense is to express non-interest expense as a percentage of average total assets. In 2008 this percentage was 3.06 percent compared to 2.83 percent in 2007.

(In Thousands)	For The Years Ended
	December 31, 2008		December 31, 2007		Change
	Amount	% Total	Amount	% Total	Amount	%

Salaries	$4,762	39.1%	$3,000	42.6%	$1,762	58.7%
Employee benefits	2,179	17.9	897	12.7	1,282	142.9
Occupancy	760	6.2	491	7.0	269	54.8
Furniture and equipment	927	7.6	485	6.9	442	91.1
State shares tax	418	3.4	313	4.4	105	33.5
Professional fees	570	4.7	315	4.5	255	81.0
Directors fees	244	2.0	182	2.6	62	34.1
Other	2,312	19.0	1,355	19.3	957	70.6

Total non-interest expense	$12,172	99.9%	$7,038	100.0%	$5,134	72.9%

2007 vs. 2006
     Total non-interest expense increased 9.3 percent to $7.0 million in 2007 from $6.4 million in 2006. A 12.9 percent increase in salaries and benefits was attributable to commissions and bonuses paid, specifically to Investment center personnel and normal merit increases of employees. State shares tax increased 3.0 percent or $9,000 for 2007 as compared to 2006. Professional services increased $86,000 from $229,000 in 2006 to $315,000 in 2007. A major factor in this increase was the installation and training of staff on the new branch capture system which replaces the costly hardware and maintenance involved with it. Other expense decreased slightly.
     One standard to measure non-interest expense is to express non-interest expense as a percentage of average total assets. In 2007 this percentage was 2.83 percent compared to 2.72 percent in 2006.

(In Thousands)	For The Years Ended
	December 31, 2007		December 31, 2006		Change
	Amount	% Total	Amount	% Total	Amount	%

Salaries	$3,000	42.6%	$2,615	40.6%	$385	14.7%
Employee benefits	897	12.7	837	13.0	60	7.2
Occupancy	491	7.0	458	7.1	33	7.2
Furniture and equipment	485	6.9	494	7.7	(9)	(1.8)
State shares tax	313	4.4	304	4.7	9	3.0
Professional fees	315	4.5	229	3.6	86	37.6
Directors fees	182	2.6	167	2.6	15	9.0
Other	1,355	19.3	1,333	20.7	22	1.7

Total non-interest expense	$7,038	100.0%	$6,437	100.0%	$601	9.3%

FINANCIAL CONDITION
     Our consolidated assets at December 31, 2008 were $568.3 million which represented an increase of $324.0 million or 131.7 percent from $245.3 million at December 31, 2007. The increase primarily resulted from the acquisition of CFC as described in Note 15 of the Notes to the Consolidated Financial Statements included in Item 8. The increase for 2007 from 2006 was 1.4 percent or $3.4 million.
     Capital increased 92.2 percent from $31.6 million in 2007 to $60.8 million in 2008, after an adjustment for the fair market value of securities which was an increase in capital of $1.5 million for 2008 compared to a increase in capital of $174,000 for 2007. Common stock and surplus increased a net $26.2 million resulting primarily from the acquisition of CFC, the purchase and retirement of stock in the amount of $398,000, and the stock issued under our stock plans in the amount of $267,000.
     Total average assets increased 60.2 percent from $248.5 million at December 31, 2007 to $397.8 million at December 31, 2008. Average earning assets were $367.7 million in 2008 and $231.7 million in 2007.
     Loans increased 98.2 percent from $161.5 million at December 31, 2007 to $320.1 million at December 31, 2008.
     Non-interest bearing deposits increased 170.5 percent to $52.5 million at December 31, 2008 from $19.4 million at December 31, 2007. Interest-bearing deposits increased 152.0 percent from $151.5 million in 2007 to $381.8 million in 2008.
     The loan-to-deposit ratio is a key measurement of liquidity. Our loan-to-deposit ratio decreased during 2008 to 73.7 percent compared to 94.5 percent during 2007. The decrease primarily resulted from the acquisition of CFC as described in Note 15 of the Notes to the Consolidated Financial Statements included in Item 8.
     It is our opinion that the asset/liability mix and the interest rate risk associated with the balance sheet is within manageable parameters. Constant monitoring using asset/liability reports and interest rate risk scenarios are in place along with quarterly asset/liability management meetings on the committee level by the Bank’s Board of Directors. Additionally, the Bank’s Asset/Liability Committee meets quarterly with an investment consultant.
INVESTMENTS

	For the Years Ended December 31,
(In Thousands)	2008	2007	2006

Federal Agency Obligations	$64,080	$27,547	$25,066
Mortgage-backed Securities	118,046	23,782	21,147
Obligations of State amd Political Subdivisions	9,994	4,045	4,703
Marketable Equity Securities	2,293	1,037	1,341
Restricted Equity Securities	2,167	1,275	1,229

Total	$196,580	$57,686	$53,486

     All of our securities are available-for-sale and are carried at estimated fair value. The following table shows the maturities of investment securities, at amortized cost, at December 31, 2008 and the weighted average yields (for tax-exempt obligations on a fully taxable basis a 34 percent tax rate) of such:

			After One Year		After Five Year
	Within		But Within		But Within		After
	One Year		Five Years		Ten Years		Ten Years		Total
(In Thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Federal Agency Obligations	$2,108	3.77%	$22,237	4.20%	$51,990	4.83%	$103,054	4.69%	$179,389	4.66%
Obligations of State and Political Subdivisions	635	2.52%	2,866	5.10%	4,326	5.83%	2,116	6.21%	9,943	5.49%

	$2,743		$25,103		$56,316		$105,170		189,332

Marketable Equity Securities									2,623
Restricted Equity Securities									2,167

Total Invesment Securities									$194,122

     Available-for-sale securities are reported on the consolidated balance sheet at fair value with an offsetting adjustment to deferred taxes. The possibility of material price volatility in a changing interest rate environment is offset by the availability to the bank of restructuring the portfolio for gap positioning at any time through the securities classed as available-for-sale. The impact of the fair value accounting was an unrealized gain, net of tax, on December 31, 2008 of $1,622,000 compared to an unrealized gain, net of tax, on December 31, 2007 of $144,000, which represents an unrealized gain, net of tax, of $1,478,000 for 2008.
     The mix of securities in the portfolio at December 31, 2008 was 92.4 percent Federal Agency Obligations, 5.1 percent Municipal Securities, and 2.5 percent Other. We did not trade in derivative investment products during 2008.
LOANS
     The loan portfolio increased 98.2 percent from $161.4 million in 2007 to $320.1 million in 2008. The percentage distribution in the loan portfolio was 83.8 percent in real estate loans at $267.8 million; 8.5 percent in commercial loans at $27.2 million; 2.5 percent in consumer loans at $8.2 million; and 5.2 percent in tax exempt loans at $16.8 million.
     The following table presents the five-year breakdown of loans by type of the date indicated:

	For the Years Ended December 31,
(In Thousands)	2008	2007	2006	2005	2004

Commercial, financial and agricultural	$27,165	$8,074	$9,574	$12,097	$12,182
Tax-exempt	16,762	13,108	9,621	9,019	10,062
Real estate	262,539	132,453	135,009	127,170	122,104
Real estate construction	5,307	3,698	2,231	1,548	734
Installment loans to individuals	8,202	4,059	4,118	4,348	4,738
Add (deduct): Unearned discount	(24)	(23)	(19)	(30)	(46)
Unamortized loan costs, net of fees	117	91	107	119	126

Gross loans	$320,068	$161,460	$160,641	$154,271	$149,900

     The following table presents the percentage distribution of loans by category as of the date indicated:

	For the Years Ended December 31,
	2008	2007	2006	2005	2004

Commercial, financial and agricultural	8.5%	5.0%	6.0%	7.8%	8.1%
Tax-exempt	5.2	8.1	6.0	5.9	6.7
Real estate	82.1	82.1	84.1	82.5	81.6
Real estate construction	1.7	2.3	1.4	1.0	0.5
Installment loans to individuals	2.5	2.5	2.5	2.8	3.1

Gross loans	100.0%	100.0%	100.0%	100.0%	100.0%

     The following table shows the maturity of loans in specified categories of the Bank’s loan portfolio at December 31, 2008, and the amount of such loans with predetermined fixed rates or with floating or adjustable rates. The table does not include any estimate of prepayments which significantly shorten the average useful life of all loans and may cause our actual repayment experience to differ from that shown below.

		One Year
	In One Year	Through	Over
(In Thousands)	or Less	Five Years	Five Years	Total

Commercial, Tax exempt, Real estate and Personal loans	$77,097	$126,378	$111,286	$314,761

Real estate construction	5,307	—	—	5,307

	$82,404	$126,378	$111,286	$320,068

Amounts of Such Loans with:
Predetermined Fixed Rates	$11,781	$28,279	$103,813	$143,873
Floating or Adjustable Rates	70,623	98,099	7,473	176,195

	$82,404	$126,378	$111,286	$320,068

ALLOWANCE FOR LOAN LOSSES
     The allowance for loan losses was $3.8 million at December 31, 2008, compared to $1.4 million at December 31, 2007. This allowance equaled 1.17 percent and .89 percent of total loans, net of unearned income, at the end of 2008 and 2007, respectively. An increase of $1.7 million resulted from the acquisition of CFC as described in Note 15 of the Notes to the Consolidated Financial Statements included in Item 8. The loan loss reserve was analyzed quarterly and reviewed by the Bank’s Board of Directors. The assessment of the loan policies and procedures during 2008 revealed no anticipated loss on any loans considered “significant”. No concentration or apparent deterioration in classes of loans or pledged collateral was evident. Bi-monthly loan meetings with the Bank’s Director Loan Committee reviewed new loans. Delinquent loans, loan exceptions and certain large loans are addressed by the full Board no less than monthly to determine compliance with policies. Allowance for loan losses was considered adequate based on delinquency trends and actual loans written as it relates to the loan portfolio.
     The following table presents an allocation of the Bank’s allowance for loan losses for specific categories:

	For the Years Ended December 31,
(In Thousands)	2008	2007	2006	2005	2004

Commercial, financial, and agricultural	$402	$104	$101	$208	$349
Real estate mortgages	2,461	700	659	694	755
Installment loans to indiviuals	158	28	27	32	24
Unallocated	737	605	669	619	264

	$3,758	$1,437	$1,456	$1,553	$1,392

     The following table presents a summary of the Bank’s loan loss experience as of the dates indicated:

	For the Years Ended December 31,
(In Thousands)	2008	2007	2006	2005	2004

Average Loans Outstanding during the period	$235,071	$160,348	$158,554	$150,065	$147,348

Balance, beginning of year	$1,437	$1,456	$1,553	$1,392	$1,415
Provision charged to operations	750	30	175	90	140
Allowance acquired	1,683	—	—	—	—

Loans charged off:
Commercial, financial, and agricultural	—	—	(185)	—	(147)
Real estate mortgages	(42)	(29)	(65)	—	(25)
Installment loans to indiviuals	(106)	(56)	(50)	(54)	(31)

Recoveries:
Commercial, financial, and agricultural	4	—	8	79	—
Real estate mortgages	2	1	—	—	5
Installment loans to indiviuals	30	35	20	46	35

Balance, end of year	$3,758	$1,437	$1,456	$1,553	$1,392

Net charge-offs to Average loans outstanding during the period	-0.05%	-0.03%	-0.17%	0.05%	-0.11%

NON-PERFORMING LOANS
     In 2008, loans 30-89 days past due totaled $1.6 million compared to $460 thousand in 2007. There were no 90-days past due loans that were not classified as non-accrual at December 31, 2008 compared to $80 thousand in 2007. Non-accrual loans at December 31, 2008 totaled $4.5 million as compared to $77 thousand in 2007. Overall, past due and non-accrual loans increased from $617 thousand in 2007 to $6.0 million in 2008. With loans increasing by more than $158.7 million the past due and non-accrual overall increase is primarily the result of our increased portfolio of commercial loans as well as local economic conditions. During this past year, the ratio of net charge-offs during the period to average loans outstanding during the period was (0.05) percent. (See Summary of Allowance for Loan Losses). Refer to the Loan section of Note 1 and Note 4 — Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K filing.
     The following table presents past due and non-accrual loans by loan type and in summary as of the dates indicated:

	For the Years Ended December 31,
(In Thousands)	2008	2007	2006	2005	2004

Commercial, financial and agricultural
Days 30-89	$61	$168	$—	$12	$—
Days 90 plus	—	—	—	—	—
Non-accrual	581	—	—	189	339
Real estate
Days 30-89	1,528	259	598	1,152	421
Days 90 plus	—	70	67	128	20
Non-accrual	3,780	77	91	518	902
Installment loans to individuals
Days 30-89	9	33	40	65	71
Days 90 plus	—	10	—	2	—
Non-accrual	92	—	—	—	—

	$6,051	$617	$796	$2,066	$1,753

Days 30-89	$1,598	$460	$638	$1,229	$492
Days 90 plus	—	80	67	130	20
Non-accrual	4,453	77	91	707	1,241

	$6,051	$617	$796	$2,066	$1,753

Restructured loans still accruing	$58	$1,243	$54	$—	$—

Other real estate owned	$373	$—	$14	$—	$—

Interest income that would have been recorded under original terms	$320	$10	$98	$9	$129

Interest income recorded during the year	$116	$4	$90	$28	$87

DEPOSITS
     Total average deposits increased by 71.6 percent from $172.8 million in 2007 to $296.6 million in 2008. Average savings deposits increased 59.4 percent to $39.2 million in 2008 from $24.6 million in 2007. Average time deposits increased 70.8 percent from $90.4 million in 2007 to $154.3 million in 2008. Average non-interest bearing demand deposits increased to $34.4 million in 2008 from $19.6 million in 2007. Average interest bearing NOW accounts increased 62.1 percent from $29.3 million in 2007 to $47.5 million in 2008. These large increases were attributed to the CFC acquisition.
     The average balance and average rate paid on deposits are summarized as follows:

	2008		2007		2006
	Average		Average		Average
(In Thousands)	Balance	Rate	Balance	Rate	Balance	Rate

Non-interest bearing	$34,403	—%	$19,611	—%	$18,268	—%
Savings	39,223	0.40	24,602	0.40	25,671	0.40
Now deposits	47,534	0.27	29,321	0.31	29,029	0.30
Money market deposits	21,119	1.66	8,894	0.66	9,795	0.66
Time deposits	154,334	3.53	90,375	4.22	84,261	3.81

Total deposits	$296,613	2.05%	$172,803	2.35%	$167,024	2.07%

The remaining maturities of certificates of deposit of $100,000 or more are as follows:

	For the Years Ended
(In Thousands)	2008	2007	2006

Three months or less	$9,353	$8,932	$6,942
Three months to six months	9,259	7,662	3,502
Six months to twelve months	24,095	5,799	6,952
Over twelve months	15,672	8,248	11,475

Total	$58,379	$30,641	$28,871

As a percentage of total average time deposits	37.8%	33.9%	34.3%

BORROWED FUNDS
     Short-term borrowings, including securities sold under agreements to repurchase and day-to-day FHLB — Pittsburgh borrowings increased 87.9 percent from $29.5 million in 2007 to $55.5 million in 2008. Short-term borrowings amounted to 11.0 percent of total interest-bearing liabilities as of December 31, 2008 as compared to 13.9 percent in 2007. Long-term borrowings, namely borrowings from the FHLB-Pittsburgh, averaged $9.4 million in 2008 and $11.2 million in 2007. As part of the acquisition of CFC, we assumed the junior subordinate debentures which amounted to $4.6 million at December 31, 2008. We did not have junior subordinate debentures as of December 31, 2007.
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
     We manage liquidity on a daily basis. We believe that our liquidity is sufficient to meet present and future financial obligations and commitments on a timely basis. However, see Item 1A — Risk Factors and refer to consolidated Statements of Cash Flows at Item 8 in this Form 10-K.
CAPITAL RESOURCES
     Capital continues to be a strength for the Bank. Capital is critical as it must provide growth, payment to shareholders, and absorption of unforeseen losses. The federal regulators provide standards that must be met.
     As of December 31, 2008, the Bank was categorized as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios.
     Our actual consolidated capital amounts and ratios are in the following table:

	2008		2007
(In Thousands)	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-weighted Assets)

Actual	$55,851	16.5%	$32,930	18.9%
For Capital Adequacy Purposes	27,112	8.0	13,917	8.0
To Be Well-Capitalized	33,890	10.0	17,396	10.0

Tier I Capital (to Risk-weighted Assets)

Actual	$52,083	15.4%	$31,483	18.1%
For Capital Adequacy Purposes	13,556	4.0	6,958	4.0
To Be Well-Capitalized	20,334	6.0	10,436	6.0

Tier I Capital (to Average Assets)

Actual	$52,083	9.3%	$31,483	12.7%
For Capital Adequacy Purposes	22,476	4.0	9,908	4.0
To Be Well-Capitalized	28,095	5.0	12,385	5.0
     Our capital ratios are not materially different from those of the Bank.
     Dividend payouts are restricted by the Pennsylvania Business Corporation Law of 1988, as amended (the BCL). The BCL operates generally to preclude dividend payments if the effect thereof would render us unable to meet our obligations as they become due. As a practical matter, our payment of dividends is contingent upon our ability to obtain funding in the form of dividends from the Bank. Payment of dividends to us by the Bank is subject to the restrictions set forth in the Pennsylvania Banking Code of 1965 (the “code”). Generally, the Code would permit the Bank to declare dividends in 2009 to us of approximately $15,103,000.
INTEREST RATE RISK MANAGEMENT
     Interest rate risk management involves managing the extent to which interest-sensitive assets and interest-sensitive liabilities are matched. Interest rate sensitivity is the relationship between market interest rates and earnings volatility due to the repricing characteristics of assets and liabilities. The Bank’s net interest income is affected by changes in the level of market interest rates. In order to maintain consistent earnings performance, the Bank seeks to manage, to the extent possible, the repricing characteristics of its assets and liabilities.
     One major objective of the Bank when managing the rate sensitivity of its assets and liabilities is to stabilize net interest income. The management of and authority to assume interest rate risk is the responsibility of the Bank’s Asset/Liability Committee (“ALCO”), which is comprised of senior management and Board members. ALCO meets quarterly to monitor the ratio of interest sensitive assets to interest sensitive liabilities. The process to review interest rate risk management is a regular part of management of the Bank. Consistent policies and practices of measuring and reporting interest rate risk exposure, particularly regarding the treatment of noncontractual assets and liabilities, are in effect. In addition, there is an annual process to review the interest rate risk policy with the Board of Directors which includes limits on the impact to earnings from shifts in interest rates.
     The ratio between assets and liabilities repricing in specific time intervals is referred to as an interest rate sensitivity gap. Interest rate sensitivity gaps can be managed to take advantage of the slope of the yield curve as well as forecasted changes in the level of interest rate changes.
     To manage the interest sensitivity position, an asset/liability model called “gap analysis” is used to monitor the difference in the volume of the Bank’s interest sensitive assets and liabilities that mature or reprice within given periods. A positive gap (asset sensitive) indicates that more assets reprice during a given period compared to liabilities, while a negative gap (liability sensitive) has the opposite effect. The Bank employs computerized net interest income simulation modeling to assist in quantifying interest rate risk exposure. This process measures and quantifies the impact on net interest income through varying interest rate changes and balance sheet compositions. The use of this model assists the ALCO to gauge the effects of the interest rate changes on interest sensitive assets and liabilities in order to determine what impact these rate changes will have upon our net interest spread.

STATEMENT OF INTEREST SENSITIVITY GAP
December 31, 2008

		> 90 Days
	90 Days	But	1 to 5	5 to 10	> 10
(In Thousands)	Or Less	< 1 Year	Years	Years	Years	Total

Interest-bearing deposits at banks	$5,312	$—	$—	$—	$—	$5,312
Investment securities (1)	22,459	48,957	85,211	28,359	11,594	196,580
Loans (1)	57,350	57,860	152,623	38,627	13,608	320,068

Rate Sensitive Assets	85,121	106,817	237,834	66,986	25,202	521,960

Deposits:
Interest-bearing demand deposits (2)	4,334	14,226	69,581	12,755	—	100,896
Savings (2)	—	549	43,773	10,943	—	55,265
Time	40,472	113,164	71,885	144	23	225,688
Borrowed funds	54,844	618	—	—	—	55,462
Long-term debt	—	—	9,000	47	86	9,133
Junior Subordinated Debentures	4,640	—	—	—	—	4,640

Rate Sensitive Liabilities	104,290	128,557	194,239	23,889	109	451,084

Interest Sensitivity Gap	$(19,169)	$(21,740)	$43,595	$43,097	$25,093	$70,876

Cumulative Gap	$(19,169)	$(40,909)	$2,686	$45,783	$70,876	$—

(1)	Investments and loans are included at the earlier of repricing or maturity and adjusted for the effects of prepayments.

(2)	Interest bearing demand and savings accounts are included based on historical experience and managements’ judgment about the behavior of these deposits in changing interest rate environments.
     At December 31, 2008, our cumulative gap positions and the potential earnings change resulting from a 200 basis point change in rates were within the internal risk management guidelines.
     Upon reviewing the current interest sensitivity scenario at the one to five year intervals, interest rates should not significantly affect net income because the Bank’s maturing and repricing assets and liabilities are near equally matched. At the one year through ten year intervals an increasing interest rate environment would positively affect net income because more assets than liabilities would reprice.
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
     In addition to gap analysis, the Bank uses earnings simulation to assist in measuring and controlling interest rate risk. The Bank also simulates the impact on net interest income of plus and minus 100, 200 and 300 basis point rate shocks. The results of these theoretical rate shocks provide an additional tool to help manage the Bank’s interest rate risk.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
     The information called for by this item can be found at Item 7 of this report on Form 10-K under the caption “Interest Rate Risk Management” and is incorporated in its entirety by reference under this Item 7A.

Item 8. Financial Statements and Supplementary Data
CCFNB Bancorp, Inc.
Consolidated Balance Sheets

	December 31 ,
(In Thousands)	2008	2007

ASSETS
Cash and due from banks	$10,173	$5,550
Interest-bearing deposits in other banks	149	732
Federal funds sold	5,163	7,119

Total cash and cash equivalents	15,485	13,401

Investment securities, available for sale, at fair value	196,580	57,686
Loans,net of unearned income	320,068	161,460
Less: Allowance for loan losses	3,758	1,437

Loans, net	316,310	160,023
Premises and equipment, net	12,609	5,087
Accrued interest receivable	2,388	1,082
Cash surrender value of bank-owned life insurance	10,943	7,077
Investment in limited partnerships	845	—
Intangible Assets:
Core deposit	3,411	—
Goodwill	7,937	—
Other assets	1,811	968

TOTAL ASSETS	$568,319	$245,324

LIABILITIES
Interest-bearing deposits	$381,849	$151,544
Noninterest-bearing deposits	52,460	19,394

Total deposits	434,309	170,938

Short-term borrowings	55,462	29,511
Long-term borrowings	9,133	11,137
Junior subordinate debentures	4,640	—
Accrued interest payable	1,075	475
Other liabilities	2,925	1,636

TOTAL LIABILITIES	507,544	213,697

STOCKHOLDERS’ EQUITY
Common stock, par value $1.25 per share; authorized 5,000,000 shares; issued and outstanding 2,253,080 shares in 2008 and 1,226,536 shares in 2007	2,816	1,533
Surplus	27,173	2,271
Retained earnings	29,164	27,679
Accumulated other comprehensive income	1,622	144

TOTAL STOCKHOLDERS’ EQUITY	60,775	31,627

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$568,319	$245,324

See accompanying notes to consolidated financial statements.

CCFNB Bancorp, Inc.
Consolidated Statements of Income

	For the Years Ended December 31,
(In Thousands, Except Per Share Data)	2008	2007	2006
INTEREST AND DIVIDEND INCOME
Interest and fees on loans:
Taxable	$14,586	$10,585	$10,239
Tax-exempt	706	509	421
Interest and divedends on investment securities:
Taxable	5,521	2,423	1,729
Tax-exempt	254	186	269
Dividend and other interest income	112	123	120
Federal funds sold	155	512	385
Deposits in other banks	23	145	39

TOTAL INTEREST AND DIVIDEND INCOME	21,357	14,483	13,202

INTEREST EXPENSE
Deposits	6,083	4,058	3,463
Short-term borrowings	753	1,457	1,161
Long-term borrowings	572	670	677
Junior subordinate debentures	96	—	—

TOTAL INTEREST EXPENSE	7,504	6,185	5,301

NET INTEREST INCOME	13,853	8,298	7,901

PROVISION FOR LOAN LOSSES	750	30	175

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	13,103	8,268	7,726

NON-INTEREST INCOME
Service charges and fees	1,281	942	845
Gain on sale of loans	339	182	45
Earnings on bank-owned life insurance	366	285	253
Brokerage	218	399	219
Trust	434	196	191
Investment security (losses) gains	(431)	1	1
Other	836	300	346

TOTAL NON-INTEREST INCOME	3,043	2,305	1,900

NON-INTEREST EXPENSE
Salaries	4,762	3,000	2,615
Employee benefits	2,179	897	837
Occupancy	760	491	458
Furniture and Equipment	927	485	494
State shares tax	418	313	304
Professional fees	570	315	229
Director’s fees	244	188	171
Other	2,312	1,349	1,329

TOTAL NON-INTEREST EXPENSE	12,172	7,038	6,437

INCOME BEFORE INCOME TAX PROVISION	3,974	3,535	3,189
INCOME TAX PROVISION	896	888	777

NET INCOME	$3,078	$2,647	$2,412

EARNINGS PER SHARE	$1.82	$2.15	$1.93

CASH DIVIDENDS PER SHARE	$0.90	$0.82	$0.78

WEIGHTED AVERAGE SHARES OUTSTANDING	1,688,498	1,233,339	1,249,844

See accompanying notes to the consolidated financial statements.

CCFNB Bancorp, Inc.
Consolidated Statements of Changes in Stockholders’ Equity

					Accumulated
	Common				Other		Total
	Stock			Retained	Comprehensive	Treasury	Stockholders’
(In Thousands Except Per Share Data)	Shares	Amount	Surplus	Earnngs	Income (loss)	Stock	Equity
Balance, December 31, 2005	1,258,337	$1,573	$3,127	$24,616	$(303)	$—	$29,013

Comprehensive Income:
Net income				2,412			2,412
Change in net unrealized gain on investment securities available-for-sale, net of reclassification adjustment and tax effects.					273		273

Total comprehensive income							2,685

Common stock issuance under dividend reinvestment and stock purchase plans	7,327	9	196				205
Recognition of employee stock purchase plan expense			1				1
Purchase of treasury stock (24,000 shares)						(681)	(681)
Retirement of treasury stock	(24,000)	(30)	(651)			681	—
Cash dividends, ($0.78 per share)				(974)			(974)

Balance, December 31, 2006	1,241,664	1,552	2,673	26,054	(30)	—	30,249

Comprehensive Income:
Net income				2,647			2,647
Change in net unrealized gain on investment securities available-for-sale, net of reclassification adjustment and tax effects.					174		174

Total comprehensive income							2,821

Cumulative effect of change in accounting for deferred compensation endorsement split-dollar life insurance arrangements				(12)			(12)
Common stock issuance under dividend reinvestment and stock purchase plans	8,872	11	225				236
Recognition of employee stock purchase plan expense			1				1
Purchase of treasury stock (24,000 shares)						(658)	(658)
Retirement of treasury stock	(24,000)	(30)	(628)			658	—
Cash dividends, ($0.82 per share)				(1,010)			(1,010)

Balance, December 31, 2007	1,226,536	1,533	2,271	27,679	144	—	31,627

Comprehensive Income:
Net income				3,078			3,078
Change in net unrealized gain on investment securities available-for-sale, net of reclassification adjustment and tax effects.					1,478		1,478

Total comprehensive income							4,556

Par value of new shares issued to acquire Columbia Financial	1,030,286	1,288	25,026				26,314
Common stock issuance under dividend reinvestment and stock purchase plans	12,258	15	252				267
Recognition of employee stock purchase plan expense			2				2
Purchase of treasury stock (16,000 shares)						(398)	(398)
Retirement of treasury stock	(16,000)	(20)	(378)			398	—
Cash dividends, ($0.90 per share)				(1,593)			(1,593)

Balance, December 31, 2008	2,253,080	$2,816	$27,173	$29,164	$1,622	$—	$60,775

See accompanying notes to the consolidated financial statements.

CCFNB Bancorp, Inc.
Consolidated Statements of Cash Flows

	Years Ended December 31,
(In Thousands)	2008	2007	2006

OPERATING ACTIVITIES
Net Income	$3,078	$2,647	$2,412
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	750	30	175
Depreciation and amortization	693	409	376
Gain on sale of investment securities	(6)	—	—
Impairment loss on securites	437	—	—
Amortization and accretion on investment securities	350	43	88
Loss on sale of premises and equipment	29	—	—
Deferred income taxes benefit	(259)	(25)	(32)
Gain on sale of loans	(339)	(182)	(45)
Proceeds from sale of mortgage loans	17,407	9,979	2,396
Originations of mortgage loans held for resale	(16,477)	(10,215)	(2,567)
Amortization of intangibles and invesment in limited partnerships	353	—	—
Decrease (increase) in accrued interest receivable	228	(88)	(35)
Increases in cash surrender value of bank-owned life insurance	(404)	(309)	(287)
(Decrease) increase in accrued interest payable	(164)	80	51
Other, net	(211)	115	199

Net cash provided by operating activities	5,465	2,484	2,731

INVESTING ACTIVITIES
Investment securities available for sale:
Purchases	(49,809)	(39,718)	(15,582)
Proceeds from sales, maturities and redemptions	50,001	35,783	16,419
Proceeds from redemption of regulatory stock	1,806	16	46
Purchase of regulatory stock	(1,176)	(62)	(123)
Net decrease (increase) in loans	2,723	(449)	(6,425)
Proceeds from sale of premises and equipment	786	—	—
Acquisition of bank cash	5,803	—	—
Acquisition of premises and equipment	(2,534)	(448)	(580)

Net cash provided by (used for) investing activities	7,600	(4,878)	(6,245)

FINANCING ACTIVITIES
Net (decrease) increase in deposits	(1,321)	1,654	4,438
Net (decrease) increase in short-term borrowings	(5,932)	201	4,710
Repayment of long-term borrowings	(2,004)	(160)	(14)
Acquisition of treasury stock	(398)	(658)	(681)
Proceeds from issuance of common stock	267	236	205
Cash dividends paid	(1,593)	(1,010)	(974)

Net cash (used for) provided by financing activities	(10,981)	263	7,684

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,084	(2,131)	4,170
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	13,401	15,532	11,362

CASH AND CASH EQUIVALENTS, END OF PERIOD	$15,485	$13,401	$15,532

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest paid	$6,904	$6,135	$5,221
Income taxes paid	992	889	886
Loans transferred to other real estate owned	373	—	—
See accompanying notes to the consolidated financial statements.

CCFNB BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     The accounting and reporting policies of CCFNB Bancorp, Inc. (the “Corporation”) are in accordance with the accounting principles generally accepted in the United States of America and conform to common practices within the banking industry. The more significant policies follow:
PRINCIPLES OF CONSOLIDATION
     The consolidated financial statements include the accounts of CCFNB Bancorp, Inc. and its wholly-owned subsidiary, First Columbia Bank & Trust Co. (the “Bank”). Columbia Financial Corporation (“CFC”), the former parent company of the Bank was acquired by CCFNB Bancorp, Inc. on July 18, 2008 and Columbia County Farmers National Bank (“CCFNB”) merged with and into the Bank on July 18, 2008. Financial results reflected in the statements of this report include results of earnings of the Corporation from January 1, 2008 through December 31, 2008, which includes the earnings results of the acquired entities from July 18, 2008 through December 31, 2008. All significant inter-company balances and transactions have been eliminated in consolidation.
NATURE OF OPERATIONS
     The Corporation is a financial holding company that provides full-banking services, including trust services, through the Bank, to individuals and corporate customers. The Bank has thirteen offices covering an area of approximately 752 square miles in Northcentral Pennsylvania. The Corporation and Bank are subject to the regulation of the Pennsylvania Department of Banking, the Federal Deposit Insurance Corporation, and the Federal Reserve Bank of Philadelphia.
     Procuring deposits and making loans are the major lines of business. The deposits are mainly deposits of individuals and small businesses and include various types of checking accounts, passbook and statement savings, money market accounts, interest checking accounts, individual retirement accounts, and certificates of deposit. The Bank also offers non-insured “Repo sweep” accounts. Lending products include commercial, consumer, and mortgage loans. The trust services, trading under the name of B.B.C.T.,Co. include administration of various estates, pension plans, self-directed IRA’s and other services. A third-party brokerage arrangement is also resident in the Lightstreet branch. This investment center offers a full line of stocks, bonds and other non-insured financial services.
SEGMENT REPORTING
     The Bank acts as an independent community financial services provider, and offers traditional banking and related financial services to individual, business and government customers. Through its branch, internet banking, telephone and automated teller machine network, the Bank offers a full array of commercial and retail financial services, including the taking of time, savings and demand deposits; the making of commercial, consumer and mortgage loans; and the providing of other financial services. The Bank also performs personal, corporate, pension and fiduciary services through its B.B.C.T., Co. as well as offering diverse investment products through its investment center.
     Management does not separately allocate expenses, including the cost of funding loan demand, between the commercial, retail, trust and investment center operations of the Corporation. As such, discrete financial information is not available and segment reporting would not be meaningful.
USE OF ESTIMATES
     The preparation of these consolidated financial statements in conformity with accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of these consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.
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
     Debt securities not classified as held-to-maturity and equity securities included in the available-for-sale category, are carried at fair value, and the amount of any unrealized gain or loss net of the effect of deferred income taxes is reported as other comprehensive income in the Consolidated Statement of Changes in Stockholders’ Equity. Management’s decision to sell available-for-sale securities is based on changes in economic conditions controlling the sources and uses of funds, terms, availability of and yield of alternative investments, interest rate risk, and the need for liquidity.

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
     Real estate mortgage loans held for resale are carried at the lower of cost or market on an aggregate basis. A portion of these loans are sold with limited recourse by the Corporation.
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
     Non-Accrual Loans — Generally, a loan is classified as non-accrual, with the accrual of interest on such a loan discontinued when the contractual payment of principal or interest has become 90-days past due or management has serious doubts about further collectibility of principal or interest, even though the loan currently is performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well-secured. When a loan is placed on non-accrual status, unpaid interest credited to income in the current year is reversed, and unpaid interest accrued in prior years is charged against the allowance for loan losses. Certain non-accrual loans may continue to perform wherein payments are still being received with those payments generally applied to principal. Non-accrual loans remain under constant scrutiny and if performance continues, interest income may be recorded on a cash basis based on management’s judgment as to collectibility of principal.
     Impaired Loans — A loan is considered impaired when, based on current information and events, it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the loan agreement. Under current accounting standards, the allowance for loan losses related to impaired loans is based on discounted cash flows using the loan’s effective interest rate or the fair value of the collateral for certain collateral dependent loans. The recognition of interest income on impaired loans is the same as for non-accrual loans discussed above.
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
MORTGAGE SERVICING RIGHTS
     The Bank originates and sells real estate loans to investors in the secondary mortgage market. After the sale, the Bank retains the right to service these loans. When originated mortgage loans are sold and servicing is retained, a servicing asset is capitalized based on relative fair value at the date of sale. Servicing assets are amortized as an offset to other fees in proportion to, and over the period of, estimated net servicing income. The unamortized cost is included in other assets in the accompanying consolidated balance sheets. The servicing rights are periodically evaluated for impairment based on their relative fair value.
JUNIOR SUBORDINATE DEBENTURES
     During 2006, CFC issued $4,640,000 in junior debentures due December 15, 2036 to Columbia Financial Statutory Trust I (Trust). On July 18, 2008, the Corporation became the successor to CFC and to this Trust, respectively. The Corporation owns all of the $140,000 in common equity of the Trust and the debentures are the sole asset of the Trust. The Trust, a wholly-owned unconsolidated subsidiary of the Corporation, issued $4,500,000 of floating-rate trust capital securities in a non-public offering in reliance on Section 4 (2) of the Securities Act of 1933. The floating-rate capital securities provide for quarterly distributions at a variable annual coupon rate, reset quarterly, based on the 3-month LIBOR plus 1.75%. The coupon rate was 3.75% at December 31, 2008. The securities are callable by the Corporation, subject to any required regulatory approval, at par, after five years. The Corporation unconditionally guarantees the trust capital securities. The terms of the junior subordinated debentures and the common equity of the trust mirror the terms of the trust capital securities issued by the Trust.
INTANGIBLE ASSETS — GOODWILL
     Goodwill represents the excess for the purchase price over the fair market value of net assets acquired. The Corporation has recorded net goodwill of $7,937,000 at December 31, 2008 related to the 2008 acquisition of Columbia Financial Corporation and it’s subsidiary, First Columbia Bank & Trust Co. In accordance with current accounting standards, goodwill is not amortized, but evaluated at least annually for impairment. Any impairment of goodwill results in a charge to income. The Corporation periodically assesses whether events or changes in circumstances indicate that the carrying amounts of goodwill and other intangible assets may be impaired.
INTANGIBLE ASSETS — CORE DEPOSIT
     The Corporation has an amortizable intangible asset related to the deposit premium paid for the acquisition of Columbia Financial Corporation’s subsidiary, First Columbia Bank & Trust Co. This intangible asset is being amortized on a sum of the years digits method over 10 years and has a carrying value of $3,411,000, net of accumulated amortization of $279,000, as of December 31, 2008. The recoverability of the carrying value is evaluated on an ongoing basis, and permanent declines in value, if any, are charged to expense. Amortization of the core deposit intangible amounted to $279,000 for the year ended December 31, 2008. The Corporation did not have a core deposit intangible as of December 31, 2007.
The estimated amortization expense of the core deposit intangible over its remaining life is as follows:

For the Year Ended:
2009	$643,000
2010	576,000
2011	509,000
2012	442,000
2013	374,000
Thereafter	867,000

Total	$3,411,000

OTHER REAL ESTATE OWNED
     Real estate properties acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value on the date of foreclosure establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less cost to sell and is included in other assets. Revenues derived from and costs to maintain the assets and subsequent gains and losses on sales are included in other non-interest income and expense. The amount of other real estate owned was $373,000 and $0 as of December 31, 2008 and 2007, respectively and is included in other assets in the accompanying balance sheets.
BANK OWNED LIFE INSURANCE
     The Corporation invests in Bank Owned Life Insurance (BOLI). Purchase of BOLI provides life insurance coverage on certain employees with the Corporation being owner and primary beneficiary of the policies.
INVESTMENTS IN LIMITED PARTNERSHIPS
     The Corporation is a limited partner in three partnerships at December 31, 2008 that provide low income elderly housing in the Corporation’s geographic market area. The investments are accounted for under the effective yield method under the Emerging Issues Task Force (EITF) 94-1 “Accounting for Tax Benefits Resulting from Investments in Affordable Housing Projects”. Under the effective yield method, the Corporation recognizes tax credits as they are allocated and amortizes the initial cost of the investment to provide a constant effective yield over the period that the tax credits are allocated to the Corporation. Under this method, the tax credits allocated, net of any amortization of the investment in the limited partnerships, are recognized in the consolidated statements of income as a component of income tax expense. The amount of tax credits allocated to the Corporation were $93,000 and the amortization of the investments in limited partnerships was $73,000 in 2008. The carrying value of the Corporation’s investments in limited partnerships was $845,000. The Corporation was not invested in limited partnerships as of December 31, 2007.
INVESTMENT IN INSURANCE AGENCY
     The Corporation owns a 50 percent interest in a local insurance agency, a corporation organized under the laws of the Commonwealth of Pennsylvania. The income or loss from this investment is accounted for under the equity method of accounting. The carrying value of this investment as of December 31, 2008 and 2007 was $218,000 and $213,000, respectively, and is included in other assets in the accompanying consolidated balance sheets.

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
TRUST ASSETS AND INCOME
     Property held by the Corporation in a fiduciary or agency capacity for its customers is not included in the accompanying consolidated financial statements because such items are not assets of the Corporation and the Bank. Trust Department income is generally recognized on a cash basis and is not materially different than if it was reported on an accrual basis.
ACCUMULATED OTHER COMPREHENSIVE INCOME
     The Corporation is required to present accumulated other comprehensive income in a full set of general-purpose financial statements for all periods presented. Accumulated other comprehensive income is comprised of unrealized holding gains on the available for sale investment securities portfolio. The Corporation has elected to report the effects of other comprehensive income as part of the Consolidated Statement of Changes in Stockholders’ Equity.
ADVERTISING COSTS
     It is the Corporation’s policy to expense advertising costs in the period in which they are incurred Advertising expense for the years ended December 31, 2008, 2007, and 2006 was approximately $145,000, $104,000, and $101,000, respectively.
RECENT ACCOUNTING PRONOUNCEMENTS
     In December 2008, the FASB issued Staff Position No. SFAS 140-4 and FIN 46(R)-8 (FSP 140-4), “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities”. FSP 140-4 amends FASB Statement No. 140 to require public entities to provide additional disclosures about transfers of financial assets. It also amends FASB Interpretation No. 46 to require public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities.
     Additionally, this FSP requires certain disclosures to be provided by a public enterprise that is (a) a sponsor of a qualifying special purpose entity (“QSPE”) that holds a variable interest in the QSPE but was not the transferor (non-transferor) of financial assets into the QSPE; and (b) a servicer of a QSPE that holds a significant interest in the QSP but was not the transferor (non-transferor) of financial assets to the QSPE. The Corporation does not have involvement with any variable interest entities.
     In January 2009, the FASB ratified EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue 99-20”. EITF 99-20-I amends the impairment guidance in EITF 99-20 to achieve more consistent determination of whether an other-than-temporary impairment has occurred. EITF 99-20-1 was effective December 31, 2008. The change in the impairment guidance with the issuance of FSP EITF 990-20I was effective December 31, 2008. The change in the impairment guidance with the issuance of FSP EITF 99-20-I was effective December 31, 2008. The change in the impairment guidance with the issuance of FSP EITF 99-20-I did not result in any material impact on the Corporation’s consolidated financial condition, results of operation or liquidity.
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
     The Corporation will be required to prospectively apply SFAS 141(R) to all business combinations completed on or after January 1, 2009. Early adoption is not permitted. For business combinations in which the acquisition date was before the effective date, the provisions of SFAS 141(R) will apply to the subsequent accounting for deferred income tax valuation allowances and income tax contingencies and will require any changes in those amounts to be recorded in earnings. The Corporation will adopt SFAS 141(R) for any business combinations occurring at or subsequent to January 1, 2009.
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
     EITF 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”, was issued in September 2006 and is effective for fiscal years beginning after December 15, 2007 with earlier application permitted. EITF 06-4 requires that, for split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods, an employer should recognize a liability for future benefits in accordance with SFAS No. 106. EITF 06-4 requires that recognition of the effects of adoption should be either by (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods. The Corporation adopted this standard as of January 1, 2007 through a cumulative-effect adjustment to beginning retained earnings. This adjustment represented a decrease of $12,000 to retained earnings.
     In June 2007, the FASB ratified the consensus reached in EITF 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards”. EITF 06-11 applies to entities that have share-based payment arrangements that entitle employees to receive dividends or dividend equivalents on equity-classified nonvested shares when those dividends or dividend equivalents are charged to retained earnings and result in an income tax deduction. Entities that have share-based payment arrangements that fall within the scope of EITF 06-11 will be required to increase capital surplus for any realized income tax benefit associated with dividends or dividend equivalents paid to employees for equity classified nonvested equity awards. Any increase recorded to capital surplus is required to be included in an entity’s pool of excess tax benefits that are available to absorb potential future tax deficiencies on share-based payment awards. The Corporation adopted EITF 06-11 on January 1, 2008 for dividends declared on share-based payment awards subsequent to this date. The impact of adoption did not have a material impact on consolidated financial condition, results of operations, or liquidity.
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
     Effective January 1, 2008, the Corporation adopted a net presentation for derivative positions and related collateral entered into under master netting agreements pursuant to the guidance in FIN 39 and FSP 39-1. The adoption of this guidance would result in balance sheet reclassifications of certain cash collateral-based short-term investments against the related derivative liabilities and certain deposit liability balances against the related fair values of derivative assets. The effects of these reclassifications will fluctuate based on the fair values of derivative contracts but overall would not have a material impact on either total assets or total liabilities. The adoption of these standards did not have an impact on the Corporations consolidated financial condition, results of operations or liquidity.

     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities”. The statement allows an entity to elect to measure certain financial assets and liabilities at fair value with changes in fair value recognized in the income statement each period. The statement also requires additional disclosures to identify the effects of an entity’s fair value election on its earnings. The election is irrevocable. The Corporation has chosen not to elect to measure any specific group of financial assets or liabilities pursuant to SFAS 159.
     In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards SFAS 158 “Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans” which requires the Corporation to recognize the funded status of a benefit plan as either assets or liabilities in the consolidated balance sheet and to recognize as a component of other comprehensive income, net of tax, the unrecognized actuarial gains or losses, prior service costs and transition obligations that arise during the period. The adoption of SFAS 158 for the year ended December 31, 2008 did not have a material impact on the Corporation’s consolidated financial condition, results of operations or liquidity.
     In September 2006, the FASB issued Statement of Financial Accounting Standards SFAS 157, “Fair Value Measurements”, which upon adoption will replace various definitions of fair value in existing accounting literature with a single definition, will establish a framework for measuring fair value, and will require additional disclosures about fair value measurements. The statement clarifies that fair value is the price that would be received to sell an asset or the price paid to transfer a liability in the most advantageous market available to the entity and emphasizes that fair value is a market-based measurement and should be based on the assumptions market participants would use. The statement also creates a three-level hierarchy under which individual fair value estimates are to be ranked based on the relative reliability of the inputs used in the valuation. This hierarchy is the basis for the disclosure requirements, with fair value estimates based on the least reliable inputs requiring more extensive disclosures about the valuation method used and the gains and losses associated with those estimates. SFAS 157 is required to be applied whenever another financial accounting standard requires or permits an asset or liability to be measured at fair value. The statement does not expand the use of fair value to any new circumstances. The Corporation has applied the new guidance beginning January 1, 2008, and such application did not have a material impact on the Corporation’s consolidated financial condition, results of operations or liquidity.
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
RECLASSIFICATIONS
     Certain amounts in the consolidated financial statements of the prior years have been reclassified to conform with presentations used in the 2008 consolidated financial statements. Such reclassifications had no effect on the Corporation’s consolidated financial condition or net income.
2. RESTRICTED CASH BALANCES
     The Bank is required to maintain average clearing balances with the Federal Reserve Bank. The amount required at December 31, 2008 was $150,000.

3. INVESTMENT SECURITIES AVAILABLE-FOR-SALE
     The amortized cost, related estimated fair value, and unrealized gains and losses for investment securities were as follows at December 31, 2008 and 2007:

	2008
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Obligation of U.S.Government Corporations and Agencies:
Mortgage-backed	$116,357	$1,808	$(119)	$118,046
Other	63,031	1,049	—	64,080
Obligations of state and political subdivisions	9,944	67	(17)	9,994

Total debt securities	189,332	2,924	(136)	192,120
Marketable equity securities	2,623	73	(403)	2,293
Restricted equity securities	2,167	—	—	2,167

Total investment securities AFS	$194,122	$2,997	$(539)	$196,580

	2007
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Obligation of U.S.Government Corporations and Agencies:
Mortgage-backed	$23,720	$135	$(73)	$23,782
Other	27,370	184	(7)	27,547
Obligations of state and political subdivisions	3,999	46	—	4,045

Total debt securities	55,089	365	(80)	55,374
Marketable equity securities	1,105	94	(162)	1,037
Restricted equity securities	1,275	—	—	1,275

Total investment securities AFS	$57,469	$459	$(242)	$57,686

     Securities available-for-sale with an aggregate fair value of $109,881,000 and $48,991,000 at December 31, 2008 and 2007, respectively, were pledged to secure public funds, trust funds, securities sold under agreements to repurchase and other balances of $73,114,000 and $41,100,000 at December 31, 2008 and 2007, respectively, as required by law.
     The amortized cost and estimated fair value of investment securities, by expected maturity, are shown below at December 31, 2008. Expected maturities on debt securities will differ from contractual maturities, because some borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Other securities, marketable equity securities and restricted equity securities are not considered to have defined maturities and are included in the “Due after ten years” category:

			Weighted
	Amortized	Estimated	Average
(In Thousands)	Cost	Fair Value	Yield
Due in one year or less	$2,743	$2,742	3.48%
Due after one year to five years	25,103	25,371	4.30%
Due after five years to ten years	56,316	57,327	4.91%
Due after ten years	109,960	111,140	4.62%

Total	$194,122	$196,580

     Restricted equity securities consist of stock in the Federal Home Loan Bank of Pittsburgh (“FHLB — Pittsburgh”), Federal Reserve Bank (“FRB”) and Atlantic Central Bankers Bank (“ACBB”) and do not have a readily determinable fair value for purposes of SFAS No. 115, because their ownership is restricted, and they can be sold back only to the FHLB-Pittsburgh, FRB, ACBB or to another member institution. Therefore, these securities are classified as restricted equity investment securities, carried at cost, and evaluated for impairment.
     There were no aggregate investments with a single issuer (excluding the U. S. Government and its Agencies) which exceeded ten percent of consolidated stockholders’ equity at December 31, 2008. The quality rating of all obligations of state and political subdivisions were “A” or higher, as rated by Moody’s or Standard and Poors. The only exceptions were local issues which were not rated, but were secured by the full faith and credit obligations of the communities that issued these securities. All of the state and political subdivision investments were actively traded in a liquid market.
     Proceeds from sales, maturities and redemptions of investments in debt and equity securities classified as available-for-sale during 2008, 2007 and 2006 were $51,807,000, $35,799,000, and $16,465,000, respectively. Gross gains realized on these sales were $6,000, $41 and $58, respectively. There were no gross losses on the 2008, 2007 and 2006 sales.
     In accordance with disclosures required by EITF No. 03-01, the summary below shows the gross unrealized losses and fair value, aggregated by investment category of those individual securities that have been in a continuous unrealized loss position for less than or more than 12 months as of December 31, 2008 and 2007:

	2008
	Less than Twelve Months		Twelve Months or Greater		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	$12,894	$114	$1,481	$5	$14,375	$119
Other	—	—	—	—	—	—
Obligations of state and political subdivisions	1,004	17	—	—	1,004	17

Total debt securities	13,898	131	1,481	5	15,379	136
Equity securities	1,327	304	617	99	1,944	403

Total	$15,225	$435	$2,098	$104	$17,323	$539

	2007
	Less than Twelve Months		Twelve Months or Greater		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	$659	$2	$5,986	$71	$6,645	$73
Other	—	—	1,494	7	1,494	7
Obligations of state and political subdivisions	—	—	—	—	—	—

Total debt securities	659	2	7,480	78	8,139	80
Equity securities	444	107	131	55	575	162

Total	$1,103	$109	$7,611	$133	$8,714	$242

     At December 31, 2008, there were a total of 100 and 13 individual securities that were in a continuous unrealized loss position for less than twelve months and greater than twelve months, respectively.
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
     Securities with an unrealized loss that were determined to be other-than-temporary were written down to fair value, with the write-down recorded as a realized loss included in security (losses) gains. During 2008, the Corporation recorded an other-than- temporary impairment loss totaling $437,000 related to investments in equity securities. The fair value of those securities was approximately $245,000 as of December 31, 2008.
4. LOANS

     Major classifications of loans at December 31, 2008 and 2007 consisted of:

(In Thousands)	2008	2007
Commercial, financial and agricultural	$27,165	$8,074
Tax-exempt	16,762	13,108
Real estate	262,539	132,453
Real estate construction	5,307	3,698
Installment loans to individuals	8,202	4,059
Add (deduct): Unearned discount	(24)	(23)
Unamortized loan costs, net of fees	117	91

Gross loans	$320,068	$161,460

     Real estate loans held-for-sale in the amount of $72,000 at December 31, 2008 and $418,000 at December 31, 2007 are included in real estate loans above and are carried at the lower of cost or market.
     The aggregate amount of demand deposits that have been reclassified as loan balances at December 31, 2008 and 2007 are $94,000 and $113,000, respectively.
     Non-accrual loans at December 31, 2008, 2007 and 2006 were $4,453,000, $77,000 and $91,000, respectively. The gross interest that would have been recorded if all non-accrual loans during the year had been current in accordance with their original terms and the amounts actually recorded in income were as follows:

(In Thousands)	2008	2007	2006

Gross interest due under terms	$320	$10	$98
Amount included in income	(116)	(4)	(90)

Interest income not recognized	$204	$6	$8

     At December 31, 2008, 2007 and 2006, the recorded investment in loans that are considered to be impaired as defined by SFAS No. 114 was $4,453,000, $77,000 and $91,000, respectively. No additional charge to operations was required to provide for these impaired loans as the specifically allocated allowance of $198,000 at December 31, 2008, is estimated by management to be adequate to provide for the loan loss allowance associated with these impaired loans. The portion of the allowance for loan losses allocated for impaired loans was $5,000 and $6,000 at December 31, 2007 and 2006, respectively. The average recorded investment in impaired loans during the years ended December 31, 2008, 2007 and 2006 was approximately $1,905,000, $55,000 and $316,000, respectively.
     Loans past due 90 days or more and still accruing interest amounted to $77,000 at December 31, 2007, as presented in accordance with AICPA Statement of Position 01-06, “Accounting by Certain Entities (Including Entities with Trade Receivables) that Lend to or Finance the Activities of Others,” effective for fiscal years beginning after December 15, 2001. There were no loans past due 90 days and still accruing interest at December 31, 2008.
     At December 31, 2008, there were no significant commitments to lend additional funds with respect to non-accrual and restructured loans.
     Changes in the allowance for loan losses for the years ended December 31, 2008, 2007 and 2006 were as follows:

(In Thousands)	2008	2007	2006

Balance, beginning of year	$1,437	$1,456	$1,553
Provision charged to operations	750	30	175
Allowance acquired	1,683	—	—
Loans charged off	(148)	(85)	(300)
Recoveries	36	36	28

Balance, end of year	$3,758	$1,437	$1,456

5. MORTGAGE SERVICING RIGHTS

     The Bank sells real estate mortgages. The mortgage loans sold which are serviced for others are not included in the accompanying Consolidated Balance Sheets. The unpaid principal balances of mortgage loans serviced for others were $39,702,000 and $13,479,000 at December 31, 2008 and 2007, respectively. The balances of amortized mortgage servicing rights included in other assets at December 31, 2008 and 2007 were $206,000 and $49,000, respectively. Valuation allowances were not provided since fair values were determined to exceed carrying values. Fair values were determined using a discount rate of 6% and average expected lives of 3 to 6 years.
     The following summarizes mortgage servicing rights capitalized and amortized:

(In Thousands)	2008	2007

Balance, beginning of year	$49	$27
Servicing asset additions and acquisition	201	40
Amortization	(44)	(18)

Balance, end of year	$206	$49

The Bank does not require custodial escrow accounts in connection with the foregoing loan servicing.
6. PREMISES AND EQUIPMENT
     A summary of premises and equipment at December 31, 2008 and 2007 follows:

(In Thousands)	2008	2007

Land	$1,514	$980
Premises	12,550	5,302
Furniture and equipment	9,696	3,808
Leasehold improvements	64	—

Total	23,824	10,090
Less accumulated depreciation and amortization	11,215	5,003

Net premises and equipment	$12,609	$5,087

     Depreciation amounted to $693,000, $409,000 and $376,000 in 2008, 2007 and 2006, respectively.
7. DEPOSITS
     Major classifications of deposits at December 31, 2008 and 2007 consisted of:

(In Thousands)	2008	2007

Demand deposits	$52,460	$19,394
Interest-bearing demand deposits	100,896	28,784
Savings	55,265	30,903
Time deposits over $100,000	58,379	30,641
Other time deposits	167,309	61,216

Total deposits	$434,309	$170,938

     The following is a schedule reflecting remaining maturities of time deposits of $100,000 and over at December 31, 2008:

(In Thousands)
2009	$41,823
2010	6,075
2011	4,140
2012	4,126
2013	2,215

Total	$58,379

     Interest expense related to time deposits of $100,000 or more was $1,581,000 in 2008, $1,369,000 in 2007 and $1,128,000 in 2006.

8. SHORT-TERM BORROWINGS
     Securities sold under agreements to repurchase and Federal Home Loan Bank advances generally represented overnight or less than 30-day borrowings. U.S. Treasury tax and loan notes for collections made by the Bank were payable on demand. Short-term borrowings consisted of the following at December 31, 2008 and 2007:

	2008
		Weighted	Maximum
	Ending	Average	Month End	Average
(In Thousands)	Balance	Balance	Balance	Rate

Securities sold under agreements to repurchase	$54,462	$41,573	$62,692	1.77%
Other short-term borrowings	—	849	5,400	1.04%
U.S. Treasury tax and loan notes	1,000	490	1,000	1.38%

Total	$55,462	$42,912	$69,092	1.76%

	2007
		Weighted	Maximum
	Ending	Average	Month End	Average
(In Thousands)	Balance	Balance	Balance	Rate

Securities sold under agreements to repurchase	$29,265	$31,206	$37,490	4.61%
U.S. Treasury tax and loan notes	246	376	1,000	4.91%

Total	$29,511	$31,582	$38,490	4.61%

9. LONG-TERM BORROWINGS
     Long-term borrowings consist of advances due to the FHLB — Pittsburgh. Under terms of a blanket agreement, the loans were secured by certain qualifying assets of the Bank which consisted principally of first mortgage loans and certain investment securities. The carrying value of these collateralized items was $131,435,000 at December 31, 2008. The Bank has lines of credit with Federal Reserve Bank Discount Window and FHLB — Pittsburgh in the aggregate amount of $229,603,000 at December 31, 2008. The unused portion of these lines of credit was $220,470,000 at December 31, 2008. Long-term borrowings consisted of the following at December 31, 2008 and 2007:

(In Thousands)	2008	2007

Loan dated February 18, 1998 in the original amount of $2,000,000 for a 10-year term with a 5-year put. Interest only was payable monthly at 5.48% with a floating rate option, at the discretion of FHLB, at the end of five years. Principal balances outstanding.	$—	$2,000,000

Loan dated June 25, 1998 in the original amount of $72,000 for a 30-year term requiring monthly payments of $425 including interest at 5.86%. Principal balances outstanding.	60,000	61,000

Loan dated February 23, 1999 in the original amount of $29,160 for a 20-year term requiring monthly payments of $179 including interest at 5.50%. Principal balances outstanding.	22,000	23,000

Loan dated August 20, 1999 in the original amount of $32,400 for a 20-year term requiring monthly payments of $199 including interest at 5.50%. Principal balances outstanding.	25,000	26,000

Loan dated January 27, 2000 in the original amount of $5,000,000 for a 10-year term with a 1-year conversion date, at the discretion of FHLB, and a 3-month conversion frequency thereafter. At December 31, 2008 the interest rate was 6.00%. Principal balances outstanding.	5,000,000	5,000,000

Loan dated August 16, 2000 in the original amount of $2,000,000 for a 10-year term with a 6-month conversion date, at the discretion of FHLB, and a 3-month conversion frequency thereafter. At December 31, 2008 the interest rate was 5.93%. Principal balances outstanding.	2,000,000	2,000,000

Loan dated September 20, 2000 in the original amount of $2,000,000 for a 10-year term with a 3-year conversion date, at the discretion of FHLB, and a 3-month conversion frequency thereafter. At December 31, 2008 the interest rate was 6.10%. Principal balances outstanding.	2,000,000	2,000,000

Loan dated December 13, 2000 in the original amount of $32,092 for a 20-year term requiring monthly payments of $197 including interest at 5.50%. Principal balances outstanding.	26,000	27,000

Total	$9,133,000	$11,137,000

     At December 31, 2008, the annual maturities of long-term debt were as follows: $5,000 in 2009, $9,005,000 in 2010, $5,000 in 2011, $5,000 in 2012, $6,000 in 2013 and $107,000 thereafter.
10. COMPREHENSIVE INCOME
     The components of the change in other comprehensive income and related tax effects are as follows:

	Years Ended December 31,
(In Thousands)	2008	2007	2006

Unrealized holding gains on available-for-sale investment securities	$2,671	$262	$413
Reclassification adjustment for gains (losses) realized in income	(431)	1	1

Change in unrealized gains before tax effect	2,240	263	414
Tax effect	762	89	141

Net change in unrealized gains	$1,478	$174	$273

11. STOCKHOLDERS’ EQUITY AND STOCK PURCHASE PLANS
     The Amended Articles of Incorporation contain a provision that permits the Corporation to issue warrants for the purchase of shares of common stock, par value $1.25 per share (the “Common Stock”), at below market prices in the event any person or entity acquires 25% or more of the Common Stock.
     The Corporation offers employees a stock purchase plan. The maximum number of shares of the Common Stock to be issued under this plan is 20,000. In addition, the Corporation may choose to purchase shares on the open market to facilitate this plan. A participating employee may annually elect deductions of at least 1% of base pay, but not more than 10% of base pay, to cover purchases of shares under this plan. A participating employee shall be deemed to have been granted an opportunity to purchase a number of shares of the Common Stock equal to the annual aggregate amount of payroll deductions elected by the employee divided by 90% of the fair market value of Common Stock on the first day of January in each year. Stock issued to participating employees under the plan for the most recent three year period was:

		Per Share
		Employees’	Market
	Number	Purchase	Value
	of Shares	Price	of Shares
Year Issued:
2008	606	$22.86	$25.40
2007	557	$25.50	$28.33
2006	464	$25.38	$28.20
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

	Number	Total
(In Thousands, Except Per Share Data)	of Shares	Proceeds
Year:
2008	11,652	$254
2007	8,315	$222
2006	6,863	$193
12. INCOME TAXES
     The provision for income tax expense consisted of the following components:

	For the Years Ended December 31,
(In Thousands)	2008	2007	2006

Currently payable	$1,155	$913	$809
Deferred benefit	(259)	(25)	(32)

Total income tax provision	$896	$888	$777

     A reconciliation of the actual provision for federal income tax expense and the amounts which would have been recorded based upon the statutory rate of 34% follows:

	2008		2007		2006
(In Thousands)	Amount	%	Amount	%	Amount	%

Provision at statutory rate	$1,351	34.0%	$1,202	34.0%	$1,084	34.0%
Tax-exempt income	(327)	(8.2)	(236)	(6.7)	(235)	(7.4)
Bank-owned life insurance income-net	(124)	(3.1)	(97)	(2.7)	(86)	(2.7)
Tax credit from limited partnerships less amortization, net	(68)	(1.7)	—	—	—	—
Non-decuctible expenses	51	1.3	32	0.9	28	0.9
Other, net	13	0.2	(13)	(0.4)	(14)	(0.4)

Effective income tax and rate	$896	22.5%	$888	25.1%	$777	24.4%

     The net deferred tax asset recorded by the Corporation consisted of the following tax effects of temporary timing differences at December 31, 2008, 2007 and 2006:

(In Thousands)	2008	2007
Deferred tax assets:
Allowance for loan losses	$991	$387
Allowance for off balance sheet losses	3	4
Deferred compensation and director’s fees	488	338
Non-accrual loan interest	106	9
Mortgage service rights	—	13
Investment in limited partnerships	96	—
Impairment losses on investment securities	445	—
* Property valuation	309
Capital loss carryforward	41	—

Total	2,479	751

Deferred tax liabilities:
Loan fees and costs	(39)	(60)
Bond accretion	(63)	(14)
Depreciation	(609)	(323)
Investment in insurance agency	(17)	(16)
* Intangibles	(843)	—
* Other	(224)
Unrealized investment security gains	(836)	(74)

Total	(2,631)	(487)

Deferred tax (liability)asset, net	$(152)	$264

     The above net deferred tax (liability) asset is included in other liabilities and other assets on the accompanying consolidated balance sheets. Those items noted with an (*) resulted from the acquisition of Columbia Financial Corporation, see Note 15. It is anticipated that all tax assets shown above will be realized, accordingly, no valuation allowance was provided. The Corporation has a capital loss carryforward in the amount of $127,000 as of December 31, 2008.
     The Corporation and the Bank file a consolidated federal income tax return. The Corporation is also required to file a separate state income tax return and has available state operating loss carryforwards totaling $704,000. The losses expire through 2027. The related deferred net state tax asset in the amount of $67,000 has been fully reserved and is not reflected in the net tax asset since management is of the opinion that such assets will not be realized in the foreseeable future.

13. EMPLOYEE BENEFIT AND DEFERRED COMPENSATION PLANS
EMPLOYEE BENEFIT PLANS
     The Bank maintains a 401K salary deferral profit sharing plan for the benefit of its employees. Under the salary deferral component, employees may elect to contribute up to 25% of their compensation, with the possibility that the Bank may make matching contributions to the plan. Under the profit sharing component, contributions are made at the discretion of the Bank’s Board of Directors. Matching contributions amounted to $157,000, $91,000 and $75,000 for the years ended December 31, 2008, 2007 and 2006, respectively. There were no discretionary contributions for the years ended December 31, 2008, 2007 and 2006.
DEFERRED COMPENSATION PLANS
Directors
     During 1990, the Bank entered into agreements with two directors to establish non-qualified deferred compensation plans for each of these directors. In 1994, additional plans were established for these two directors plus another director. These plans were limited to four-year terms. The Bank may, however, enter into subsequent similar plans with its directors. Each of the participating directors deferred the payment to himself of certain directors’ fees to which he was entitled. Each director’s future payment is based upon the cumulative amount of deferred fees together with interest currently accruing thereon at the rate of 8% per annum, subject to change by the Board of Directors. The total accrued liability as of December 31, 2008 and 2007 was $204,000 and $207,000, respectively, relating to these directors’ deferred compensation agreements. During 2008, an amendment to two of the plans allowed for the complete payout of the plans on January 2, 2009 at the current deferred amount of $191,000.
     During 2003, the directors were given the option of receiving or deferring their directors’ fees under a non-qualified deferred compensation plan which allows the director to defer such fees until the year following the expiration of the directors’ term. Payments are then made over specified terms under these arrangements up to a ten-year period. Interest is to accrue on these deferred fees at a 5-year certificate of deposit rate, which was 4.62% in 2008. The certificate of deposit rate will reset in January 2013. Three directors have elected to participate in this program and the total accrued liability as of December 31, 2008 and 2007 was $232,000, and $171,000, respectively.
     Total directors fees, including amounts currently paid for the years ended December 31, 2008, 2007 and 2006 were $244,000, $188,000 and $171,000, respectively.
     During 2008, the directors were given the option of receiving or deferring their directors’ fees under a non-qualified deferred compensation plan with the same features as the above plan. The interest rate that will be paid beginning with the January 2009 director pay, is 4% for a 5-year period and will reset in January 2014. Two directors have elected to participate in this plan for 2009.
Officers
     In 1992, the Bank entered into agreements with two executive officers to establish non-qualified deferred compensation plans. Each officer deferred compensation in order to participate in this deferred compensation plan. If the officer continued to serve as an officer of the Bank until he attained 65 years of age, the Bank agreed to pay him 120 guaranteed consecutive monthly payments commencing on the first day of the month following the officer’s 65th birthday. Each officer’s guaranteed monthly payment was based upon the future value of life insurance purchased with the compensation the officer has deferred. The Bank obtained life insurance (designating the Bank as the beneficiary) on the life of each participating officer in an amount which is intended to cover the Bank’s obligations under this deferred compensation plan, based upon certain actuarial assumptions. During 2002, the agreements with the two executive officers were modified. Under one agreement, the executive officer receives $225,000 payable monthly over a 10-year period commencing in February 2003. Under another agreement, another executive officer receives $175,000 payable monthly over a 10-year period commencing in April 2003. This second agreement also provided post-employment health care benefits to the executive officer until the attainment of age 65. As of December 31, 2008 and 2007, the net cash value of insurance policies was $438,000 and $412,000, respectively, and the total accrued liability, equal to the present value of these obligations, was $150,000 and $182,000, respectively, relating to these executive officers’ deferred compensation plans.
     In April 2003, the Bank entered into non-qualified deferred compensation agreements with three officers to provide supplemental retirement benefits commencing with the executive’s retirement and ending 15 years thereafter. The deferred compensation expense related to these agreements for the years ended December 31, 2008, 2007 and 2006 was $119,000, $110,000 and $97,000 respectively, and the total accrued liability as of December 31, 2008 and 2007 was $553,000 and $434,000, respectively.
     The Bank entered into agreements to provide post-retirement benefits to employees in the form of life insurance payable to the employee’s estate upon their death through endorsement split dollar life insurance arrangements. The Corporation adopted the guidance in EITF-06-4 effective January 1, 2007 to recognize the liability for future benefits in the amount of $12,000. The post- retirement benefit expense related to these split dollar arrangements amounted to $58,000 for the year ended December 31, 2008.

The total accrued liability for the split dollar post retirement benefits amounted to $297,000 and $12,000 for the years ended December 31, 2008 and 2007, respectively.
     Total deferred compensation and split dollar post retirement benefit expense for current and retired officers for the years ended December 31, 2008, 2007 and 2006 was $187,000, $120,000 and $108,000, respectively, and the total accrued liability under the officers’ deferred compensation and split dollar post retirement plans as of December 31, 2008 and 2007 was $1,000,000 and $628,000, respectively.
14. LEASE COMMITMENTS AND CONTINGENCIES
     The Corporation leases facilities and office equipment under operating leases expiring through 2016. Rental expense under operating leases totals approximately $78,000 in 2008 and $36,000 in 2007 and 2006. Minimum future rental payments under non-cancelable operating leases having remaining terms of excess of 1 year as of December 31, 2008 are as follows:

2009	$106,731
2010	82,069
2011	82,069
2012	74,511
2013	60,879
Thereafter	19,249
     In 2008, the Corporation purchased the license to utilize banking software, and entered into contractual commitments to pay annual license fees associated with the software. The license fee was waived for the first year and future fees are payable based on the Bank’s asset size. As part of the agreement, the second and third year license fees will be based on the Bank’s asset size as of March 31, 2008. The Corporation estimates the annual fees for the years ended December 31, 2009 and 2010 will amount to $110,000 and $113,000, respectively.
15. ACQUISITION
     On July 18, 2008, the Corporation completed its acquisition of Columbia Financial Corporation(“CFC”). Under the terms of the Agreement and Plan of Reorganization dated as of November 29, 2007, CFC merged with and into the Corporation; and the Corporations’ wholly-owned subsidiary, Columbia County Farmers National Bank merged with and into the Bank. The Corporation acquired 100% of the outstanding shares of CFC for a total purchase price of $26,316,000. The transaction was accounted for in accordance with SFAS No. 141, “Business Combinations”. In connection therewith, the Corporation issued approximately 1,030,286 shares of its common stock and paid cash of approximately $3,000 in lieu of the issuance of fractional shares in exchange for all of the issued and outstanding shares of CFC common stock. Assets and liabilities of CFC are recorded at estimated fair values as of the acquisition date and the results of the acquired entity operations are included in income from that date. The fair values of acquired assets and liabilities, including identified intangible assets, are finalized as quickly as possible following the acquisition. The CFC purchase price allocation is substantially complete; however, its valuations may be subject to revision as additional information becomes available. Purchase accounting adjustments determinable within twelve months of acquisition date result in adjustments to goodwill.
     The following table shows the excess purchase price of the carrying value of net assets acquired, purchase price allocation and resulting goodwill recorded for this acquisition. Changes to the carrying amount of goodwill, premises and equipment and junior subordinate debentures, since the merger date, reflect additional information obtained about the fair value of the assets acquired and liabilities assumed.

(In Thousands)
Purchase price	$26,316
Carrying value of net assets acquired	(17,855)

Excess of purchase price over carrying value of net assets acquired	8,461

Purchase accounting adjustments:
Loans	30
Premises and equipment	853
Deposits	1,235
Severance and related costs	840
Deferred taxes	208

Subtotal	11,627
Core deposit intangibles	(3,690)

Goodwill	$7,937

     The following table summarized the estimated fair value of net assets acquired:

(In Thousands)
Assets
Cash and cash equivalents	$5,157
Interest-bearing deposits in other banks	129
Federal funds sold	517
Investment securities	138,257
Loans, net of allowance for loan losses	160,724
Premises and equipment	6,492
Accrued interest receivable	1,534
Bank-owned life insurance	3,462
Investment in limited partnerships	919
Goodwill and other intangibles	11,627
Other assets	564

Total assets	$329,382

Liabilities
Deposits	$264,692
Borrowings	31,883
Junior subordinate debentures	4,640
Accrued interest payable	764
Other liabilities	1,087

Total liabilities	$303,066

Fair value of net assets acquired	$26,316

The following unaudited pro forma consolidated financial information presents the combined results of operations of the Corporation as if the CFC acquisition had occurred as of the beginning of 2008 and 2007, respectively:

	For the Years Ended December 31,
(In Thousands, Except Per Share Data)	2008	2007

Net interest income	$19,132	$18,047
Provision for loan losses	775	330

Net interest income after provision for loan losses	18,357	17,717
Non-interest income	4,739	4,137
Non-interest expense	16,923	16,181

Income before income tax provision	6,173	5,673
Income tax provision	1,743	1,297

Net income	$4,430	$4,376

Net income per common share	$1.97	$1.93

Average common shares outstanding	2,251,486	2,263,625

The pro forma results include amortization of fair value adjustments on loans, premises and equipment, deposits, and debt, and amortization of newly acquired intangibles. The proforma number of average shares outstanding includes adjustments for shares issued for the acquisitions but does not assume any incremental repurchases. The pro forma results presented do not reflect cost savings or revenue enhancements anticipated from the acquisition and are not necessarily indicative of what actually would have occurred if the acquisition had been completed as of the beginning of the periods presented, nor are they necessarily indicative of future consolidated results.
16. RELATED PARTY TRANSACTIONS

     Certain directors and executive officers of the Corporation and the Bank, as well as companies in which they are principal owners (i.e., at least 10% ownership), were indebted to the Bank at December 31, 2008 and 2007. These loans were made on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated parties. These loans did not present more than the normal risk of collectibility nor present other unfavorable features. A summary of the activity on these related party loans consisted of the following:

	Beginning			Ending
(In Thousands)	Balance	Additions	Payments	Balance

2008	$926	$7,633	$(756)	$7,803
2007	931	600	(605)	926
     The above loans represent funds drawn and outstanding at the date of the accompanying consolidated financial statement. Commitments by the Bank to related parties on loan commitments and standby letters of credit for 2008 and 2007 presented an off-balance sheet risk to the extent of undisbursed funds in the amount of $2,696,000 and $918,000, respectively.
     Deposits from certain officers and directors and/or their affiliated companies held by the Bank amounted to $9,745,000 and $1,728,000 at December 31, 2008 and 2007, respectively.
     The total consolidated loans made by the bank at December 31, 2008, to its directors and executive officers as a group, members of their immediate families and companies in which they have a 10% or more ownership interest was $10,502,000 or approximately 17.3 percent of the Corporation’s total consolidated capital accounts. This amount also represented the largest amount of all these loans in 2008. These loans did not involve more than the normal risk of collectability nor did they present other unfavorable features.
17. REGULATORY MATTERS
     Dividends are paid by the Corporation to shareholders from its assets which are mainly provided by dividends from the Bank. However, national and state banking laws place certain restrictions on the amount of cash dividends allowed to be paid by the Bank to the Corporation. Generally, the Bank may not make dividends to the Corporation, if such payments would reduce the Bank’s surplus to an amount below that of the Bank’s capital. Accordingly, in 2009, without prior regulatory approval, the Bank may declare dividends to the Corporation in the amount of $15,103,000. Regulations also limit the amount of loans and advances from the Bank to the Corporation to 10% of consolidated net assets.
     The Corporation is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory — and possibly additional discretionary — actions by regulators that, if undertaken, could have a direct material effect on the Corporation’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation must meet specific capital guidelines that involve quantitative measures of the Corporation’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Corporation’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
     Quantitative measures established by regulation to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier I Capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I Capital (as defined) to average assets (as defined). Management believes, as of December 31, 2008 and 2007, that the Corporation and the Bank met all capital adequacy requirements to which they are subject.
     As of December 31, 2008, the Bank was categorized as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table.
     The following table reflects the Corporation’s actual consolidated capital amounts and ratios at December 31:

	2008		2007
(In Thousands)	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-weighted Assets)

Actual	$55,851	16.5%	$32,930	18.9%
For Capital Adequacy Purposes	27,112	8.0	13,917	8.0
To Be Well-Capitalized	33,890	10.0	17,396	10.0

Tier I Capital (to Risk-weighted Assets)

Actual	$52,083	15.4%	$31,483	18.1%
For Capital Adequacy Purposes	13,556	4.0	6,958	4.0
To Be Well-Capitalized	20,334	6.0	10,436	6.0

Tier I Capital (to Average Assets)

Actual	$52,083	9.3%	$31,483	12.7%
For Capital Adequacy Purposes	22,476	4.0	9,908	4.0
To Be Well-Capitalized	28,095	5.0	12,385	5.0
     The Corporation’s capital ratios are not materially different from those of the Bank.
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
     The Corporation may require collateral or other security to support financial instruments with off-balance sheet credit risk. The contract or notional amounts at December 31, 2008 and 2007 were as follows:

(In Thousands)	2008	2007
Financial instruments whose contract amounts repsresent credit risk:
Commitments to extend credit	$68,412	$20,492
Standby letters of credit	3,064	1,679
Dealer floor plans	1,129	66
Loans held for sale	72	418
     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Because many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on management’s credit evaluation of the counter-party. Collateral held varies but may include accounts receivable, inventory, property, plant, equipment and income-producing commercial properties.
     Standby letters of credit and commercial letters of credit are conditional commitments issued by the Corporation to guarantee payment to a third party when a customer either fails to repay an obligation or fails to perform some non-financial obligation. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Corporation holds collateral supporting those commitments for which collateral is deemed necessary. The extent of collateral held for those commitments at December 31, 2008 varied from 0 percent to 100 percent. The average amount collateralized was 44.4 percent.
     The Corporation’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and letters of credit is represented by the contractual notional amount of those instruments. The Corporation uses the same credit policies in making commitments and conditional obligations, as it does for on-balance sheet instruments.

     The Corporation granted commercial, consumer and residential loans to customers primarily within Pennsylvania. Of the total loan portfolio, 83.7% was for real estate loans, principally residential. It was the opinion of management that this high concentration did not pose an adverse credit risk. Further, it is management’s opinion that the remainder of the loan portfolio was balanced and diversified to the extent necessary to avoid any significant concentration of credit.
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
     The following table presents the assets reported on the consolidated statements of financial condition at their fair value as of December 31, 2008 by level within the fair value hierarchy. As required by SFAS No. 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	December 31, 2008
(In Thousands)	Level I	Level II	Level III	Total

Assets:
Investment Securities, available-for-sale	$2,293	$194,287	$—	$196,580
     At December 31, 2008, investments measured at fair value on a recurring basis and the valuation methods used are as follows:

(In Thousands)	Level I	Level II	Level III	Total

Available for sale securities
Obligation of US Government Agencies
Mortgage-backed	$—	$118,046	$—	$118,046
Other	—	64,080	—	64,080
Obligations of state and political subdivisions	—	9,994	—	9,994
Equity securities	2,293	—	—	2,293
Restricted equity securities	—	2,167	—	2,167

	$2,293	$194,287	$—	$196,580

     The estimated fair values of equity securities classified as Level I are derived from quoted market prices in active markets; these assets consists mainly of stocks held in other banks. The estimated fair values of all debt securities classified as Level II are obtained from nationally-recognized third-party pricing agencies. The estimated fair values are derived primarily from cash flow models, which include assumptions for interest rates, credit losses, and prepayment speeds. The significant inputs utilized in the cash flow models are based on market data obtained from sources independent of the Corporation (observable inputs), and are therefore classified as Level II within the fair value hierarchy.
20. ESTIMATED FAIR VALUES OF FINANCIAL INSTRUMENTS
     Statement of Financial Accounting Standards (SFAS) No. 107, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not required to be recognized in the consolidated balance sheet, for which it is practicable to estimate such value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. These techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Fair value estimates derived through these techniques cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. SFAS No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Corporation.
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
     Fair value for non-performing loans was based on management’s estimate of future cash flows discounted using a rate commensurate with the risk associated with the estimated future cash flows. The assumptions used by management were judgmentally determined using specific borrower information.
     CASH SURRENDER VALUE OF BANK OWNED LIFE INSURANCE
     The fair values are equal to the current carrying value.
      ACCRUED INTEREST RECEIVABLE AND PAYABLE
     The fair values are equal to the current carrying value.
     DEPOSITS
     Under SFAS No. 107, the fair value of deposits with no stated maturity, such as Demand Deposits, Savings Accounts, and Money Market Accounts, was equal to the amount payable on demand at December 31, 2008 and 2007.
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
     LONG-TERM BORROWINGS
     The fair values of long-term borrowings, other than capitalized leases, are estimated using discounted cash flow analyses based on the Corporation’s incremental borrowing rate for similar instruments. The carrying amounts of capitalized leases approximated their fair values, because the incremental borrowing rate used in the carrying amount calculation was at the market rate.
     COMMITMENTS TO EXTEND CREDIT AND STANDBY LETTERS OF CREDIT
     Management estimated that there were no material differences between the notional amount and the estimated fair value of those off-balance sheet items, because they were primarily composed of unfunded loan commitments which were generally priced at market value at the time of funding.
     At December 31, 2008 and 2007, the carrying values and estimated fair values of financial instruments are presented in the table below:

	2008		2007

	Carrying	Estimated	Carrying	Estimated
(In Thousands)	Amount	Fair Value	Amount	Fair Value

Financial Assets:
Cash and short-term investments	$15,485	$15,485	$13,401	$13,401
Investment securities	196,580	196,580	57,686	57,686
Loans, net	316,310	317,203	160,023	161,044
Cash surrender value of bank owned life insurance	10,943	10,943	7,077	7,077
Accrued interest receivable	2,388	2,388	1,082	1,082

Financial Liabilities:
Interest- bearing deposits	381,849	384,105	151,544	151,562
Noninterest- bearing deposits	52,460	52,460	19,394	19,394
Short-term borrowings	55,462	55,462	29,511	29,511
Long-term borrowings	9,133	9,452	11,137	11,708
Junior subordinate debentures	4,640	4,640	—	—
Accrued interest payable	1,075	1,075	475	475

Off-Balance Sheet Assets (Liabilities):
Commitments to extend credit		$68,412		$20,492
Standby letters of credit		3,064		1,679
Dealer floor plans		1,129		66
21. PARENT COMPANY FINANCIAL INFORMATION
     Condensed financial information for CCFNB Bancorp, Inc. (Parent Company only) was as follows:

	December 31,
BALANCE SHEETS	2008	2007	2006

Assets
Cash	$524	$131	$162
Investment in subsidiary	61,568	30,091	28,606
Investment in other equity securities	2,292	1,037	1,342
Prepayments and other assets	942	402	261
Receivable from subsidiary	200	—	—

Total Assets	$65,526	$31,661	$30,371

Liabilities and Stockholders’ Equity
Junior subordinate debentures	$4,640	—	—
Accrued expenses and other liabilities	111	$15	$92
Payable to subsidiary	—	19	30

Total Liabilities	4,751	34	122

Stockholders’ Equity
Common stock	2,816	1,533	1,552
Surplus	27,173	2,271	2,673
Retained earnings	29,164	27,679	26,054
Accumulated other comprehensive income (loss)	1,622	144	(30)

Total Stockholders’ Equity	60,775	31,627	30,249

Total Liabilities and Stockholders’ Equity	$65,526	$31,661	$30,371

	Years Ended December 31,
STATEMENTS OF INCOME	2008	2007	2006

Income
Dividends from subsidiary bank	$2,359	$1,534	$1,478
Dividends — other	81	46	44
Securities losses, net	(431)	—	—
Interest	—	1	2

Total Income	2,009	1,581	1,524
Operating expenses	202	89	82

Income Before Taxes and Equity in Undistributed Net Income of Subsidiary and Insurance Agency	1,807	1,492	1,442
Applicable income tax benefit	(206)	(21)	(22)

Income Before Equity in Undistributed Net Income of Subsidiary and Equity in Income from Insurance Agency	2,013	1,513	1,464
Equity in undistributed income of subsidiary	1,059	1,122	946
Equity in income from investment in insurance agency	6	12	2

Net Income	$3,078	$2,647	$2,412

	Years Ended December 31,
STATEMENTS OF CASH FLOWS	2008	2007	2006

Operating Activities:
Net income	$3,078	$2,647	$2,412
Adjustments to reconcile net income to net cash provided by operating activities:
Securities gains	(6)	—	—
Impairment loss on securites	437	—	—
Equity in undistributed net income of subsidiary	(1,059)	(1,122)	(945)
(Increase) decrease in amounts due from (to) subsidiary	(219)	—	69
Increase (decrease) in income taxes and accrued expenses payable	(263)	(124)	(79)

Net Cash Provided By Operating Activities	1,968	1,401	1,457

Investing Activities:
Purchase of equity securities	(153)	—	—
Acquisition of bank cash	251	—	—
Proceeds from sale of equity securities	51	—	—

Net Cash Provided B y Investing Activities	149	—	—

Financing Activities:
Acquisition of treasury stock	(398)	(658)	(681)
Proceeds from issuance of common stock	267	236	205
Cash dividends	(1,593)	(1,010)	(974)

Net Cash Used In Financing Activities	(1,724)	(1,432)	(1,450)

Increase (Decrease) in Cash and Cash Equivalents	393	(31)	7
Cash and Cash Equivalents at Beginning of Year	131	162	155

Cash and Cash Equivalents at End of Year	$524	$131	$162

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders of CCFNB Bancorp, Inc.
We have audited the accompanying consolidated balance sheets of CCFNB Bancorp, Inc. and Subsidiary as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Corporation is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Corporation’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CCFNB Bancorp, Inc. and Subsidiary as of December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

/s/ J. H. Williams & Co., LLP
J. H. Williams & Co., LLP Kingston, Pennsylvania
March 10, 2009

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
     None.
Item 9A(T). Controls and Procedures
(a) Disclosure Controls and Internal Controls.
     Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (Exchange Act), such as this report, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
     We have created a disclosure committee. The committee consists of nine key management personnel. The purpose of the committee is to verify that all internal controls and procedures are in place in each area of authority. Whistle-Blowing procedures have been put in place and communicated to all directors and employees. The disclosure committee meets quarterly.
     We design Internal Control procedures with the objective of providing reasonable assurance that: (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principals.
     Limitations on the Effectiveness of Controls. Our management, including the CEO and Chief Financial Officer ,does not expect that our Disclosure Controls or our Internal Controls will prevent all error or all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits or controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Corporation and the Bank have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, a control system may become inadequate because of changes in conditions, or the degree of compliance with the policies and procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
     Scope of the Controls Evaluation. The CEO and Chief Financial Officer evaluation of our Disclosure Controls and Internal Controls included a review of such controls’ objectives and design, such control’s implementation by us and the Bank and the effect of these controls on the information generated for use in this report. In the course of the Controls Evaluation, we sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation will be done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in our Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K. Our Internal Controls are also evaluated on an ongoing basis by our internal auditors, by other personnel in the Bank and by our external independent auditors in connection with their audit and review activities. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and Internal Controls and to make modifications as necessary. Our intent in this regard is that the Disclosure Controls and Internal Controls will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant.
     Among other matters, we sought in our evaluation to determine whether there were any “significant deficiencies” or “material weaknesses” in our and the Bank’s Internal Controls, or whether we had identified any acts of fraud involving personnel who have a significant role in our and the Bank’s Internal Controls. This information was important both for the Controls Evaluation generally and because items 5 and 6 in the Section 302 Certifications of the CEO and Chief Financial Officer require that the CEO and Chief Financial Officer disclose that information to our Board’s Audit Committee and to our independent auditors and to report on related matters in this section of our Annual Report. In the professional auditing literature, “significant deficiencies” are referred to as “reportable conditions”. These are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. A “material weakness” is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. In addition, we sought to deal with other controls matters in the Controls Evaluation, and in each case if a problem was identified, we considered what revision, improvement or correction to make in accord with our on-going procedures.

     In accord with Commission requirements, the CEO and Chief Financial Officer note that, as of December 31, 2008, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.
     Conclusions. The Corporation’s management, including the Corporation’s chief executive officer and chief financial officer, have evaluated the effectiveness of the Corporation’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (“Exchange Act”). Based upon their evaluation, the chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, the Corporation’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Corporation files or submits under the Exchange Act with Commission’s is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and is accumulated and communicated to the Corporation’s management, including its chief executive and chief financial officers, as appropriate to allow timely decisions regarding required disclosure.
(b) Management’s Report on Internal Control Over Financial Reporting
     Management of the Corporation is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. The Corporation’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     A material weakness is a significant deficiency (as defined in Public Company Accounting Oversight Board Auditing Standard No. 2), or a combination of significant deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by management or employees in the normal course of performing their assigned functions.
     Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management believes that, as of December 31, 2008, the Corporation’s internal control over financial reporting was effective.
     This annual report does not include an attestation report of the Corporation’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Corporation’s registered public accounting firm pursuant to temporary rules of the Commission that permit the Corporation to provide only management’s report in this annual report.

/s/ Lance O. Diehl
President
Chief Executive Officer

Date: March 10, 2009

/s/ Jeffrey T. Arnold
Chief Financial Officer and Treasurer

Date: March 10, 2009
(c) Changes to Internal Control Over Financial Reporting
     There were no changes in the Corporation’s internal control over financial reporting during the three months ended December 31, 2008 that have materially impacted, or are reasonably likely to material affect, the Corporation’s internal control over financial reporting.

Item 9B. Other Information
     None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
Directors
     For information relating to the directors of the Corporation, the section captioned “Board of Directors” in the Corporation’s Proxy Statement for the 2009 Annual Meeting of Stockholders is incorporated by reference.
Executive Officers
     For information relating to officers of the Corporation, the section captioned “Executive Compensation” in the Corporation’s Proxy Statement for the 2009 Annual meeting of Stockholders is incorporated by reference.
Compliance with Section 16(a) of the Exchange Act
     For information regarding compliance with Section 16(a) of the Exchange Act, the section captioned “Stock Ownership” in the Corporation’s Proxy Statement for the 2009 Annual Meeting of Stockholders is incorporated by reference.
Disclosure of Code of Ethics
     The Corporation has adopted a Code of Ethics that applies to directors, officers, and employees of the Corporation and the Bank. A copy of the Code of Ethics is posted on the Corporation’s website at www.firstcolumbiabank.com. The Corporation intends to satisfy the disclosure requirements under Item 10 of Form 8-K regarding an amendment to, or a waiver from, a provision of its Code of Ethics by posting such information on its website.
Corporate Governance
     For information regarding the audit committee and its composition, the sections captioned “Committees of the Board of Directors” and “Audit Committee Report”, in the Corporation’s Proxy Statement for the 2009 Annual Meeting of Stockholders is incorporated by reference.
Item 11. Executive Compensation
     For information regarding executive compensation, the section captioned “Executive Compensation” in the Corporation’s Proxy Statement for the 2009 Annual meeting of Stockholders is incorporated by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     Security Ownership of Certain Beneficial Owners Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Corporation’s Proxy Statement for the 2009 Annual Meeting of Stockholders.
     Security Ownership of Management Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Corporation’s Proxy Statement for the 2009 Annual Meeting of Stockholders.
Item 13. Certain Relationships and Related Transactions, Director Independence
Certain Relationships and Related Transactions
     There were no arrangements or vending contracts, etc. with any immediate family member or business associate of any board member or named executive officer exceeding $120,000.
     The Corporation encourages its directors and executive officers to have banking and financial transactions with the bank. All of these transactions are made on comparable terms and with similar interest rates as those prevailing for other customers. Information concerning loans and deposits with Directors and Executive Officers is provided in Note 16 to the Consolidated Financial Statements, which is included in Part II, Item 8 of this Annual Report on Form 10-K.
Director Independence
     For information regarding director independence, the section captioned “Corporate Governance” in the Corporation’s Proxy Statement for the 2009 Annual Meeting of Stockholders is incorporated by reference.

14. Principal Accounting Fees and Services
     For information regarding the principal accounting fees and expenses, the section captioned “Independent Registered Public Accounting Firm” in the Corporation’s Proxy Statement for the 2009 Annual Meeting of Stockholders is incorporated by reference.
PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)	The following documents are filed as part of this report:
1.	The following financial statements are incorporated by reference in Item 8:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheet as of December 31, 2008 and 2007
Consolidated Statement of Income for the Years Ended December 31, 2008, 2007 and 2006
Consolidated Statement of Changes in Stockholders’ Equity for the Years Ended December
31, 2008, 2007 and 2006
Consolidated Statement of Cash Flows for the Years Ended December 31, 2008, 2007 and
2006
Notes to Consolidated Financial Statements
2.	All financial statement schedules are omitted because the required information is either not applicable, not required or is shown in the respective financial statement or in the notes thereto, which are incorporated by reference at subsection (a) (1) of this item.
3.	The following exhibits are filed herewith, or incorporated by reference as a part of this report..
3.1	Amended and Restated Articles of Incorporation (1)

3.2	Amended Bylaws (2)

10.1	Executive Employment Agreement of Lance O. Diehl (3)

10.2	Executive Employment Agreement of Edwin A. Wenner (4)

10.3	Form of Deferred Director Fees Agreement (5)

10.4	Supplemental Executive Retirement Plan Agreement and Amendment for Lance O. Diehl (6))

10.5	Supplemental Executive Retirement Plan Agreement and Amendment for Edwin A. Wenner (7)

10.6	Supplemental Executive Retirement Plan Agreement for Jacob S. Trump (8)

10.7	Executive Employment Agreement for Paul Page (9)

11	Statement re computation of per share earnings

12	Statement re computation of ratios

13	Annual report to security holders, Form 10-Q or quarterly report to security holders

14	Code of Conduct and Ethics

20.1	Form 8-K filed during reporting period (10)

20.2	Form 8-K filed during reporting period (11)

21	List of Subsidiaries of the Corporation

23	Consent of Independent Certified Public Accountants

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

99.1	Charter of the Audit Committee

(1)	Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K, dated May 9, 2005, filed with the commission on May 10, 2005. Amended on current Form 8-K, dated July 18, 2008, filed with the commission on July 18, 2008.

(2)	Incorporated by reference to Exhibit 3.2 to Registrants Current Report on Form 8-K, dated November 9, 2005, filed with the Commission on November 10, 2005.

(3)	Incorporated by reference to Exhibit 10.1 to Registrant’s Registration Statement on Form S-4, dated April 1, 2008, filed with the Commission on March 27, 2008.

(4)	Incorporated by reference to Exhibit 10.2 to Registrant’s Registration Statement on Form S-4, dated April 1, 2008, filed with the Commission on March 27, 2008.

(5)	Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K, dated December 14, 2004, filed with the Commission on December 15, 2004.

(6)	Incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K, dated December 14, 2004, filed with the Commission on December 15, 2004.

(7)	Incorporated by reference to Exhibit 10.5 to Registrant’s Current Report on Form 8-K, dated December 14, 2004, filed with the Commission on December 15, 2004.

(8)	Incorporated by reference to Exhibit 10.6 to Registrant’s Current Report on Form 8-K, dated December 14, 2004, filed with the Commission on December 15, 2004.

(9)	Incorporated by reference to Exhibit 10.7 to Registrant’s Registration Statement on Form S-4, dated April 1, 2008, filed with the Commission on March 27, 2008.

(10)	Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated October 14, 2008, filed with the Commission on October 16, 2008.

(11)	Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K, dated December 9, 2008, filed with the Commission on December 12, 2008.
(b)	See item 15(a)(3)

(c)	None.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
CCFNB BANCORP, INC.
(Registrant)

By:	/s/ Lance O. Diehl	Date: March 10, 2009
Lance O. Diehl
President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Robert W. Brewington, Jr.	Date: March 10, 2009
Robert W. Brewington, Jr.
Director

By:	/s/ Edward L. Campbell	Date: March 10, 2009
Edward L. Campbell.
Director

By:	/s/ Lance O. Diehl	Date: March 10, 2009
Lance O. Diehl
President, Chief Executive Officer and Director

By:	/s/ Robert W. Dillon	Date: March 10, 2009
Robert W. Dillon
Director

By:	/s/ Frank D. Gehrig	Date: March 10, 2009
Frank D. Gehrig
Director

By:	/s/ William F. Gittler	Date: March 10, 2009
William F. Gittler
Director

By:	/s/ Glenn E. Halterman	Date: March 10, 2009
Glenn E. Halterman
Director, Chairman of the Board

By:	/s/ Elwood R. Harding, Jr..	Date: March 10, 2009
Elwood R. Harding, Jr.
Director

By:	/s/ Joanne I. Keenan	Date: March 10, 2009
Joanne I. Keenan
Director

By:	/s/ Willard H. Kile, Jr.	Date: March 10, 2009
Willard H. Kile, Jr.
Director

By:	/s/ W. Bruce McMichael, Jr.	Date: March 10, 2009
W. Bruce McMichael, Jr.
Director

By:	/s/ Mary Ann B. Naugle	Date: March 10, 2009
Mary Ann B. Naugle
Director

By:	/s/ Andrew B. Pruden	Date: March 10, 2009
Andrew B. Pruden
Director

By:	/s/ Charles B. Pursel	Date: March 10, 2009
Charles B. Pursel
Director

By:	/s/ Paul E. Reichart	Date: March 10, 2009
Paul E. Reichart
Director, Vice Chairman of the Board

By:	/s/ Steven H. Shannon	Date: March 10, 2009
Steven H. Shannon
Director

By:	/s/ Jeffrey T. Arnold	Date: March 10, 2009
Jeffrey T. Arnold
Chief Financial Officer and Treasurer

INDEX TO EXHIBITS

Item Number	Description	Page

14	Code of Conduct and Ethics	67
21	List of Subsidiaries of the Corporation	71
23	Consent of Independent Certified Public Accountants	72
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	73
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	74
32.1	Section 1350 Certification of Chief Executive Officer	75
32.2	Section 1350 Certification of Chief Financial Officer	76
99.1	Charter of Audit Committee	77