Form 10-Q
period 2009-03-31
CCFNB BANCORP INC
filed 2009-05-13
CIK 731122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009.
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
Registrant’s telephone number, including area code: (570) 784-4400
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirings for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “larger accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☑
On March 31, 2009, there were 2,257,946 shares of the Registrant’s Common stock outstanding, par value $1.25.

CCFNB Bancorp, Inc. and Subsidiary
Index to Quarterly Report on Form 10-Q

PART I Financial Information
Item 1. Financial Statements
CCFNB Bancorp, Inc.
Consolidated Balance Sheets

	(Unaudited)
	March 31,	December 31,
(In Thousands)	2009	2008

ASSETS
Cash and due from banks	$9,050	$10,173
Interest-bearing deposits in other banks	1,055	149
Federal funds sold	1,349	5,163

Total cash and cash equivalents	11,454	15,485

Investment securities, available for sale, at fair value	197,047	196,580
Loans, net of unearned income	325,050	320,068
Less: Allowance for loan losses	3,753	3,758

Loans, net	321,297	316,310
Premises and equipment, net	11,895	12,609
Accrued interest receivable	2,256	2,388
Cash surrender value of bank-owned life insurance	11,065	10,943
Investment in limited partnerships	806	845
Intangible Assets:
Core deposit	3,243	3,411
Goodwill	7,937	7,937
Other assets	2,542	1,811

TOTAL ASSETS	$569,542	$568,319

LIABILITIES
Interest-bearing deposits	$396,391	$381,849
Noninterest-bearing deposits	50,857	52,460

Total deposits	447,248	434,309

Short-term borrowings	41,939	55,462
Long-term borrowings	9,131	9,133
Junior subordinate debentures	4,640	4,640
Accrued interest payable	981	1,075
Other liabilities	3,711	2,925

TOTAL LIABILITIES	507,650	507,544

STOCKHOLDERS’ EQUITY
Common stock, par value $1.25 per share; authorized 5,000,000 shares; issued and outstanding 2,257,946 shares in 2009 and 2,253,080 shares in 2008	2,822	2,816
Surplus	27,256	27,173
Retained earnings	30,167	29,164
Accumulated other comprehensive income	1,647	1,622

TOTAL STOCKHOLDERS’ EQUITY	61,892	60,775

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$569,542	$568,319

See accompanying notes to unaudited consolidated financial statements.

CCFNB Bancorp, Inc.
Consolidated Statements of Income
(Unaudited)

	For the Three Months Ended March 31,
(In Thousands, Except Per Share Data)	2009	2008
INTEREST AND DIVIDEND INCOME
Interest and fees on loans:
Taxable	$4,733	$2,583
Tax-exempt	203	144
Interest and dividends on investment securities:
Taxable	2,212	608
Tax-exempt	87	45
Dividend and other interest income	26	25
Federal funds sold	5	64
Deposits in other banks	—	13

TOTAL INTEREST AND DIVIDEND INCOME	7,266	3,482

INTEREST EXPENSE
Deposits	2,013	1,036
Short-term borrowings	81	228
Long-term borrowings	137	154
Junior subordinate debentures	42	—

TOTAL INTEREST EXPENSE	2,273	1,418

NET INTEREST INCOME	4,993	2,064

PROVISION FOR LOAN LOSSES	60	—

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,933	2,064

NON-INTEREST INCOME
Service charges and fees	398	239
Gain on sale of loans	96	47
Earnings on bank-owned life insurance	103	65
Brokerage	56	38
Trust	152	38
Other	361	73

TOTAL NON-INTEREST INCOME	1,166	500

NON-INTEREST EXPENSE
Salaries	1,601	703
Employee benefits	434	245
Occupancy	307	138
Furniture and equipment	323	115
State shares tax	143	85
Professional fees	167	66
Director’s fees	71	46
Other	922	301

TOTAL NON-INTEREST EXPENSE	3,968	1,699

INCOME BEFORE INCOME TAX PROVISION	2,131	865
INCOME TAX PROVISION	588	214

NET INCOME	$1,543	$651

EARNINGS PER SHARE	$0.69	$0.53

CASH DIVIDENDS PER SHARE	$0.24	$0.21

WEIGHTED AVERAGE SHARES OUTSTANDING	2,254,044	1,227,035

See accompanying notes to the unaudited consolidated financial statements.

CCFNB Bancorp, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

					Accumulated
	Common				Other		Total
	Stock			Retained	Comprehensive	Treasury	Stockholders’
(In Thousands Except Per Share Data)	Shares	Amount	Surplus	Earnings	Income	Stock	Equity
Balance, December 31, 2007	1,226,536	$1,533	$2,271	$27,679	$144	$—	$31,627
Comprehensive Income:
Net income				651			651
Change in net unrealized gain on investment securities available-for-sale, net of reclassification adjustment and tax effects.					355		355

Total comprehensive income							1,006

Common stock issuance under dividend reinvestment and stock purchase plans	2,828	3	67				70
Recognition of employee stock purchase plan expense			2				2
Purchase of treasury stock (2,000 shares)						(52)	(52)
Retirement of treasury stock	(2,000)	(3)	(49)			52	—
Cash dividends, ($0.21 per share)				(258)			(258)

Balance, March 31, 2008	1,227,364	$1,533	$2,291	$28,072	$499	$—	$32,395

Balance, December 31, 2008	2,253,080	$2,816	$27,173	$29,164	$1,622	$—	$60,775
Comprehensive Income:
Net income				1,543			1,543
Change in net unrealized gain on investment securities available-for-sale, net of reclassification adjustment and tax effects.					25		25

Total comprehensive income							1,568

Common stock issuance under dividend reinvestment and stock purchase plans	4,866	6	81				87
Recognition of employee stock purchase plan expense			2				2
Cash dividends, ($0.24 per share)				(540)			(540)

Balance, March 31, 2009	2,257,946	$2,822	$27,256	$30,167	$1,647	$—	$61,892

See accompanying notes to the unaudited consolidated financial statements.

CCFNB Bancorp, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	For The Three Months Ended March 31,
(In Thousands)	2009	2008
OPERATING ACTIVITIES
Net Income	$1,543	$651
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	60	—
Depreciation and amortization of premises and equipment	259	94
Amortization and accretion on investment securities	22	(2)
Deferred income taxes (provision) benefit	133	(34)
Gain on sale of loans	(96)	(47)
Proceeds from sale of mortgage loans	5,183	2,579
Originations of mortgage loans held for resale	(5,124)	(2,381)
Amortization of intangibles and invesment in limited partnerships	207	—
Decrease (increase) in accrued interest receivable	132	(113)
Increases in cash surrender value of bank-owned life insurance	(122)	(70)
Decrease in accrued interest payable	(94)	(189)
Other, net	147	(274)

Net cash provided by operating activities	2,250	214

INVESTING ACTIVITIES
Investment securities available for sale:
Purchases	(30,806)	(14,942)
Proceeds from sales, maturities and redemptions	31,171	13,789
Proceeds from redemption of regulatory stock	—	120
Purchase of regulatory stock	(817)	—
Net (increase) decrease in loans	(5,534)	1,763
Proceeds from sale of premises and equipment	916	—
Proceeds from sale of other real estate owned	220	—
Acquisition of premises and equipment	(392)	(1)

Net cash (used for) provided by investing activities	(5,242)	729

FINANCING ACTIVITIES
Net increase in deposits	12,939	3,405
Net decrease in short-term borrowings	(13,523)	(28)
Repayment of long-term borrowings	(2)	(2,001)
Acquisition of treasury stock	—	(52)
Proceeds from issuance of common stock	87	70
Cash dividends paid	(540)	(258)

Net cash (used for) provided by financing activities	(1,039)	1,136

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(4,031)	2,079
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	15,485	13,401

CASH AND CASH EQUIVALENTS, END OF PERIOD	$11,454	$15,480

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest paid	$2,367	$1,424
Income taxes paid	103	402
Loans transferred to other real estate owned	524	—
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
PRINCIPLES OF CONSOLIDATION
     The consolidated financial statements include the accounts of CCFNB Bancorp, Inc. and its wholly-owned subsidiary, First Columbia Bank & Trust Co. (the “Bank"). Columbia Financial Corporation (“CFC”), the former parent company of the Bank was acquired by CCFNB Bancorp, Inc. on July 18, 2008 and Columbia County Farmers National Bank (“CCFNB”) merged with and into the Bank on July 18, 2008. All significant inter-company balances and transactions have been eliminated in consolidation.
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
     Past Due Loans — Generally, a loan is considered past due when a payment is in arrears for a period of 10 or 15 days, depending on the type of loan. Delinquent notices are issued at this point and related collection efforts will commence and continue until final resolution. Past due loans are continually evaluated with determination for charge-off being made when no reasonable chance remains that the status of the loan can be improved.
     Non-Accrual Loans — Generally, a loan is classified as non-accrual, with the accrual of interest on such a loan discontinued when the contractual payment of principal or interest has become 90-days past due or management has serious doubts about further collectability of principal or interest, even though the loan currently is performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well-secured. When a loan is placed on non-accrual status, unpaid interest credited to income in the current year is reversed, and unpaid interest accrued in prior years is charged against the allowance for loan losses. Certain non-accrual loans may continue to perform wherein payments are still being received with those payments generally applied to principal. Non-accrual loans remain under constant scrutiny and if performance continues, interest income may be recorded on a cash basis based on management’s judgment as to collectability of principal.
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
JUNIOR SUBORDINATE DEBENTURES
     During 2006, CFC issued $4,640,000 in junior debentures due December 15, 2036 to Columbia Financial Statutory Trust I (Trust). On July 18, 2008, the Corporation became the successor to CFC and to this Trust, respectively. The Corporation owns all of the $140,000 in common equity of the Trust and the debentures are the sole asset of the Trust. The Trust, a wholly-owned unconsolidated subsidiary of the Corporation, issued $4,500,000 of floating-rate trust capital securities in a non-public offering in reliance on Section 4 (2) of the Securities Act of 1933. The floating-rate capital securities provide for quarterly distributions at a variable annual coupon rate, reset quarterly, based on the 3-month LIBOR plus 1.75%. The coupon rate was 3.75% at March 31, 2009 and December 31, 2008. The securities are callable by the Corporation, subject to any required regulatory approval, at par, after five years. The Corporation unconditionally guarantees the trust capital securities. The terms of the junior subordinated debentures and the common equity of the trust mirror the terms of the trust capital securities issued by the Trust.

INTANGIBLE ASSETS — GOODWILL
     Goodwill represents the excess for the purchase price over the fair market value of net assets acquired. The Corporation has recorded net goodwill of $7,937,000 at March 31, 2009 and December 31, 2008 related to the 2008 acquisition of Columbia Financial Corporation and it’s subsidiary, First Columbia Bank & Trust Co. In accordance with current accounting standards, goodwill is not amortized, but evaluated at least annually for impairment. Any impairment of goodwill results in a charge to income. The Corporation periodically assesses whether events or changes in circumstances indicate that the carrying amounts of goodwill and other intangible assets may be impaired.
INTANGIBLE ASSETS — CORE DEPOSIT
     The Corporation has an amortizable intangible asset related to the deposit premium paid for the acquisition of Columbia Financial Corporation’s subsidiary, First Columbia Bank & Trust Co. This intangible asset is being amortized on a sum of the years digits method over 10 years and has a carrying value of $3,243,000 and $3,411,000, net of accumulated amortization of $447,000 and $279,000, as of March 31, 2009 and December 31, 2008, respectively. The recoverability of the carrying value is evaluated on an ongoing basis, and permanent declines in value, if any, are charged to expense. Amortization of the core deposit intangible amounted to $168,000 and $0 for the three months ended March 31, 2009 and 2008, respectivley.
The estimated amortization expense of the core deposit intangible over its remaining life is as follows:

For the Year Ended:
Remainder of 2009	$475,000
2010	576,000
2011	509,000
2012	442,000
2013	374,000
Thereafter	867,000

Total	$3,243,000

OTHER REAL ESTATE OWNED
     Real estate properties acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value on the date of foreclosure establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less cost to sell and is included in other assets. Revenues derived from and costs to maintain the assets and subsequent gains and losses on sales are included in other non-interest income and expense. The amount of other real estate owned was $670,000 and $373,000 as of March 31, 2009 and December 31,2008, respectively and is included in other assets in the accompanying consolidated balance sheets.
BANK OWNED LIFE INSURANCE
     The Corporation invests in Bank Owned Life Insurance (BOLI). Purchase of BOLI provides life insurance coverage on certain employees with the Corporation being owner and primary beneficiary of the policies.
INVESTMENTS IN LIMITED PARTNERSHIPS
     The Corporation is a limited partner in three partnerships at December 31, 2008 that provide low income elderly housing in the Corporation’s geographic market area. The investments are accounted for under the effective yield method under the Emerging Issues Task Force (EITF) 94-1 “Accounting for Tax Benefits Resulting from Investments in Affordable Housing Projects”. Under the effective yield method, the Corporation recognizes tax credits as they are allocated and amortizes the initial cost of the investment to provide a constant effective yield over the period that the tax credits are allocated to the Corporation. Under this method, the tax credits allocated, net of any amortization of the investment in the limited partnerships, are recognized in the consolidated statements of income as a component of income tax expense. The amount of tax credits allocated to the Corporation were $93,000 and the amortization of the investments in limited partnerships was $39,000 and $0 for the three months ended March 31, 2009 and 2008, respectively. The carrying value of the Corporation’s investments in limited partnerships was $806,000 and $845,000 as of March 31, 2009 and December 31, 2008, respectively.
INVESTMENT IN INSURANCE AGENCY
     The Corporation owns a 50 percent interest in a local insurance agency, a corporation organized under the laws of the Commonwealth of Pennsylvania. The income or loss from this investment is accounted for under the equity method of accounting. The carrying value of this investment as of March 31, 2009 and December 31, 2008 was $222,000 and $218,000, respectively, and is included in other assets in the accompanying consolidated balance sheets.
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
ADVERTISING COSTS
     It is the Corporation’s policy to expense advertising costs in the period in which they are incurred Advertising expense for the three months ended March 31, 2009 and 2008 was approximately $39,000 and $17,000, respectively.
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
     In December 2007, the FASB issued Statement of Financial Accounting Standards SFAS 160, "Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB 51”. SFAS 160 establishes new accounting and reporting standards for noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 will require entities to classify noncontrolling interests as a component of stockholders’ equity and will require subsequent changes in ownership interest in a subsidiary to be accounted for as an equity transaction. Additionally, SFAS 160 will require entities to recognize a gain or loss upon the loss of control of a subsidiary and to remeasure any ownership interest retained at fair value on that date. This statement also requires expanded disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective on a prospective basis for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which are required to be applied retrospectively. Early adoption is not permitted. The adoption of this standard is not expected to have a material impact on the Corporation’s consolidated financial condition, results of operations or liquidity.
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
RECLASSIFICATIONS
     Certain amounts in the consolidated financial statements of the prior years have been reclassified to conform with presentations used in the 2009 consolidated financial statements. Such reclassifications had no effect on the Corporation’s consolidated financial condition or net income.
2. ALLOWANCE FOR LOAN LOSSES
     Changes in the allowance for loan losses for the three months ended March 31, 2009 and 2008 were as follows:

(In Thousands)	2009	2008

Balance, beginning of year	$3,758	$1,437
Provision charged to operations	60	—
Allowance acquired	—	—
Loans charged off	(77)	(11)
Recoveries	12	12

Balance, March 31,	$3,753	$1,438

     As of March 31, 2009, the total recorded investment in loans that are considered to be impaired as defined by SFAS No. 114 was $4,858,000. These impaired loans had a related allowance for loan losses of $508,000. No additional charge to operations was required to provide for the impaired loans since the total allowance for loan losses is estimated by management to be adequate to provide for the loan loss allowance required by SFAS No. 114 along with any other potential losses.
3. SHORT-TERM BORROWINGS
     Securities sold under agreements to repurchase and Federal Home Loan Bank advances generally represented overnight or less than 30-day borrowings. U.S. Treasury tax and loan notes for collections made by the Bank were payable on demand.
4. LONG-TERM BORROWINGS
     Long-term borrowings consist of advances due to the FHLB — Pittsburgh.
5. DEFERRED COMPENSATION PLANS
     The Bank has entered into certain non-qualified deferred compensation agreements with certain executive officers and directors. Expenses related to these non-qualified deferred compensation plans amounted to $43,000 and $39,000 for the three-month periods ended March 31, 2009 and 2008, respectively.
There were no substantial changes in other plans as disclosed in the 2008 Annual Report.
6. ACQUISITION
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

7. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND CONCENTRATIONS OF CREDIT RISK
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

     The Corporation may require collateral or other security to support financial instruments with off-balance sheet credit risk. The contract or notional amounts at March 31, 2009 and December 31, 2008 were as follows:

(In Thousands)	2009	2008
Financial instruments whose contract amounts repsresent credit risk:
Commitments to extend credit	$72,831	$68,412
Standby letters of credit	3,197	3,064
Dealer floor plans	1,785	1,129
Loans held for sale	109	72
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
     The Corporation granted commercial, consumer and residential loans to customers primarily within Pennsylvania. Of the total loan portfolio at March 31, 2009, 83.5% was for real estate loans, primarily residential. It was the opinion of management that this high concentration did not pose an adverse credit risk. Further, it is management’s opinion that the remainder of the loan portfolio was balanced and diversified to the extent necessary to avoid any significant concentration of credit.
8. FAIR VALUE MEASUREMENTS
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
     The following table presents the assets reported on the consolidated statements of financial condition at their fair value as of March 31, 2009 by level within the fair value hierarchy. As required by SFAS No. 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	March 31, 2009
(In Thousands)	Level I	Level II	Level III	Total

Assets:
Investment Securities, available-for-sale	$1,617	$195,430	$ —	$197,047

     At March 31, 2009, investments measured at fair value on a recurring basis and the valuation methods used are as follows:

(In Thousands)	Level I	Level II	Level III	Total

Available for sale securities
Obligation of US Government Agencies
Mortgage-backed	$—	$129,123	$—	$129,123
Other	—	52,923	—	52,923
Obligations of state and political subdivisions	—	10,400	—	10,400
Equity securities	1,617	—	—	1,617
Restricted equity securities	—	2,984	—	2,984

	$1,617	$195,430	$—	$197,047

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
     These consolidated interim financial statements have been prepared in accordance with requirements of Form 10Q and therefore do not include all disclosures normally required by accounting principles generally accepted in the United States of America applicable to financial institutions as included with consolidated financial statements included in the Corporation’s annual Form 10K filing. The reader of these consolidated interim financial statements may wish to refer to the Corporation’s annual report or Form 10K for the period ended December 31, 2008 filed with the Securities and Exchange Commission.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders of CCFNB Bancorp, Inc.:
We have reviewed the accompanying consolidated balance sheet of CCFNB Bancorp, Inc. and Subsidiary as of March 31, 2009, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the three-month periods ended March 31, 2009 and 2008. These consolidated interim financial statements are the responsibility of the management of CCFNB Bancorp, Inc. and Subsidiary.
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
We have previously audited, in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of CCFNB Bancorp, Inc. and Subsidiary as of December 31, 2008, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 10, 2009, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2008, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ J. H. Williams & Co., LLP
J.H. Williams & Co., LLP
Kingston, Pennsylvania
May 12, 2009

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
CAUTIONARY STATEMENT
     Certain statements in this section and elsewhere in this Quarterly Report on Form 10-Q, other periodic reports filed by us under the Securities Exchange Act of 1934, as amended, and any other written or oral statements made by or on behalf of us may include “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 which reflect our current views with respect to future events and financial performance. Such forward looking statements are based on general assumptions and are subject to various risks, uncertainties, and other factors that may cause actual results to differ materially from the views, beliefs and projections expressed in such statements. These risks, uncertainties and other factors include, but are not limited to:
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
RESULTS OF OPERATIONS
NET INTEREST INCOME
2009 vs. 2008
     Tax-equivalent net interest income increased $3.0 million to $5.2 million for the three months ended March 31, 2009. Reported tax-equivalent interest income increased $3.8 million to $7.4 million for the three months ended March 31, 2009. The increase primarily resulted from the acquisition of Columbia Financial Corporation (“CFC”) as described in Note 6 of the Notes to the Consolidated Financial Statements included in Item 1 of this Form 10-Q. The acquisition of CFC contributed an increase in net loans in the amount of $160.7 million, an increase in investment securities in the amount of $138.3 million, an increase in federal funds sold in the amount of $517,000, and an increase in interest-bearing deposits in other banks of $129,000. Reported interest expense increased $1.3 million or 21.3 percent to $7.5 million. The acquisition of CFC contributed an increase in deposits in the amount of $264.7 million, an increase in other borrowings of $31.9 million, and an increase of $4.6 million in junior subordinate debentures.
     Net interest margin increased to 3.95 percent at March 31, 2009 from 3.79 percent at March 31, 2008. The increase in margin resulted primarily from the yield on interest-bearing deposits decreasing 69 basis points to 2.07 percent at March 31, 2009 while the yield on total borrowings decreased 223 basis points to 1.75 percent at March 31, 2009. A decrease of 252 basis points on the short-term borrowings for the three months ended March 31, 2009 was the primary reason for the yield decrease in the total borrowings as the long-term borrowing yield decreased 1 basis point over the same period. The short-term borrowing had an average balance of $46.6 million and $28.7 million as of March 31, 2009 and 2008, respectively. The yield decreases were driven by the rate decreases enacted throughout 2008 by the Federal Open Market Committee (FOMC) as well as local market competition. The yield on interest-earning assets decreased 59 basis points to 5.70 percent for the three months ended March 31, 2009. The yield on total loans decreased 76 basis points to 6.31 percent for the three months ended March 31, 2009.
     The following Average Balance Sheet and Rate Analysis table presents the average assets, actual income or expense and the average yield on assets, liabilities and stockholders’ equity for the three months ended March 31, 2009 and 2008.

AVERAGE BALANCE SHEET AND RATE ANALYSIS
THREE MONTHS ENDED MARCH 31,

	2009			2008
(In Thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(1)			(1)
ASSETS:
Tax-exempt loans	$19,891	$308	6.28%	$12,852	$218	6.88%
All other loans	303,855	4,733	6.32%	147,855	2,583	7.08%

Total loans (2)(3)(4)	323,746	5,041	6.31%	160,707	2,801	7.07%

Taxable securities	180,892	2,238	4.95%	55,719	633	4.54%
Tax-exempt securitites (3)	9,351	132	5.65%	3,907	69	7.06%

Total securities	190,243	2,370	4.98%	59,626	702	4.71%

Federal funds sold	10,722	5	0.19%	8,201	64	3.16%
Interest-bearing deposits	573	1	0.71%	1,730	13	3.05%

Total interest-earning assets	525,284	7,417	5.70%	230,264	3,580	6.29%

Other assets	44,292			18,909

TOTAL ASSETS	$569,576			$249,173

LIABILITIES:
Savings	$55,231	54	0.40%	$24,094	24	0.40%
Now deposits	69,265	26	0.15%	28,054	21	0.30%
Money market deposits	42,289	127	1.22%	7,375	12	0.66%
Time deposits	227,652	1,806	3.22%	92,840	979	4.28%

Total deposits	394,437	2,013	2.07%	152,363	1,036	2.76%

Short-term borrowings	46,623	81	0.70%	28,705	228	3.22%
Long-term borrowings	9,132	137	6.08%	10,257	154	6.09%
Junior subordinate debentures	4,640	42	3.67%	—	—	—

Total borrowings	60,395	260	1.75%	38,962	382	3.98%

Total interest-bearing liabilities	454,832	2,273	2.03%	191,325	1,418	3.01%

Demand deposits	49,751			18,477
Other liabilities	3,385			7,905
Stockholders’ equity	61,608			31,466

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$569,576			$249,173

Interest rate spread (6)			3.67%			3.28%

Net interest income/margin (5)		$5,144	3.95%		$2,162	3.79%

(1)	Average volume information was compared using daily (or monthly) averages for interest-earning and bearing accounts. Certain balance sheet items utilized quarter-end balances for averages.

(2)	Interest on loans includes fee income.

(3)	Tax exempt interest revenue is shown on a tax-equivalent basis using a statutory federal income tax rate of 34 percent for 2009 and 2008.

(4)	Nonaccrual loans have been included with loans for the purpose of analyzing net interest earnings.

(5)	Net interest margin is computed by dividing annualized net interest income by total interest earning assets.

(6)	Interest rate spread represents the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.

Reconcilement of Taxable Equivalent Net Interest Income
For the Three Months Ended March 31,

(In Thousands)	2009	2008

Total interest income	$7,266	$3,482
Total interest expense	2,273	1,418

Net interest income	4,993	2,064
Tax equivalent adjustment	151	98

Net interest income (fully taxable equivalent)	$5,144	$2,162

Rate/Volume Analysis
     To enhance the understanding of the effects of volumes (the average balance of earning assets and costing liabilities) and average interest rate fluctuations on the balance sheet as it pertains to net interest income, the table below reflects these changes for 2009 versus 2008:

	Three Months Ended March 31,
	2009 vs 2008
	Increase (Decrease)
	Due to
(In Thousands)	Volume	Rate	Net
Interest income:
Loans, tax-exempt	$109	$(19)	$90
Loans	2,430	(280)	2,150
Taxable investment securities	1,549	56	1,605
Tax-exempt investment securities	77	(14)	63
Federal funds sold	1	(60)	(59)
Interest bearing deposits	(2)	(10)	(12)

Total interest-earning assets	4,164	(327)	3,837

Interest expense:
Savings	30	—	30
NOW deposits	15	(10)	5
Money market deposits	105	10	115
Time deposits	1,069	(242)	827
Short-term borrowings	31	(178)	(147)
Long-term borrowings, FHLB	(17)	—	(17)
Junior subordinate debentures	42	—	42

Total interest-bearing liabilities	1,275	(420)	855

Change in net interest income	$2,889	$93	$2,982

PROVISION FOR LOAN LOSSES
2009 vs. 2008
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
     Although management believes that it uses the best information available to make such determinations and that the allowance for loan losses is adequate at March 31, 2009, future adjustments could be necessary if circumstances or economic conditions differ substantially from the assumptions used in making the initial determinations. A downturn in the local economy or employment and delays in receiving financial information from borrowers could result in increased levels of nonperforming assets and charge-offs, increased loan loss provisions and reductions in interest income. Also, as part of the examination process, bank regulatory agencies periodically review the Bank’s loan loss allowance. The bank regulators could require the recognition of additions to the loan loss allowance based on their judgment of information available to them at the time of their examination.
     The provision for loan losses amounted to $60,000 and $0 for the three months ended March 31, 2009 and 2008, respectively. Management concluded the increase of the provision was appropriate considering the gross loan growth experience of $4,982,000, increases in nonperforming assets, and the general downturn in the national economy. Utilizing the resources noted above, management concluded that the allowance for loan losses remains at a level adequate to provide for probable losses inherent in the loan portfolio.
NON-INTEREST INCOME
2009 vs. 2008
     Total non-interest income increased $666 thousand or 133.2 percent to $1.2 million for the three months ended March 31, 2009. The increase primarily resulted from the acquisition of CFC as described in Note 6 of the Notes to the Consolidated Financial Statements included in Item 1 of this Form 10-Q. The service charges and fees increased $159,000 or 66.5 percent to $398,000 for the three months ended March 31, 2009. Gain on sale of loans increased $49,000 or 104.3 percent from $47,000 in 2008 to $96,000 in 2009. Brokerage income increased $18,000 or 47.4 percent from $38,000 in 2008 to $56,000 in 2009. Trust income increased $114,000 or 300.0 percent from $38,000 in 2008 to $152,000 in 2009. Other income increased $288,000 from $73,000 in 2008 to $361,000 in 2009 as a result of a $68,000 gain recorded on the sale of the Main street facility as well as increased ATM transaction revenue and related surcharges.

	For The Three Months Ended
	March 31, 2009		March 31, 2008		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%

Service charges and fees	$398	34.1%	$239	47.8%	$159	66.5%
Gain on sale of loans	96	8.2	47	9.4	49	104.3
Earnings on bank-owned life insurance	103	8.8	65	13.0	38	58.5
Brokerage and insurance	56	4.8	38	7.6	18	47.4
Trust	152	13.0	38	7.6	114	300.0
Other	361	31.1	73	14.6	288	394.5

Total non-interest income	$1,166	100.0%	$500	100.0%	$666	133.2%

NON-INTEREST EXPENSE
2009 vs. 2008
     Total non-interest expense increased $2.3 million or 133.5% from $1.7 million in 2008 to $4.0 million in 2009. The increases primarily resulted from the acquisition of CFC as described in Note 6 of the Notes to the Consolidated Financial Statements included in Item 1 of this Form 10-Q. Salaries and employee benefits increased $1.1 million or 110.1 percent for the three months ended March 31, 2009. Professional fees increased $101,000 or 153.0 percent from $66,000 in 2008 to $167,000 in 2009. Other expenses, Occupancy, Furniture and Equipment, Professional fees, and Directors fees all experienced net increases as a result of the CFC acquisition.

     One standard to measure non-interest expense is to express annualized non-interest expense as a percentage of average total assets. As of March 31, 2009 this percentage was 2.79 percent compared to 2.73 percent in 2008.

	For The Three Months Ended
	March 31, 2009		March 31, 2008		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%

Salaries	$1,601	40.3%	$703	41.4%	$898	127.7%
Employee benefits	434	10.9	245	14.4	189	77.1
Occupancy	307	7.7	138	8.1	169	122.5
Furniture and equipment	323	8.1	115	6.8	208	180.9
State shares tax	143	3.6	85	5.0	58	68.2
Professional fees	167	4.2	66	3.9	101	153.0
Directors fees	71	1.8	46	2.7	25	54.3
Other	922	23.4	301	17.7	621	206.3

Total non-interest expense	$3,968	100.0%	$1,699	100.0%	$2,269	133.5%

FINANCIAL CONDITION
     Our consolidated assets at March 31, 2009 were $569.5 million which represented an increase of $1.2 million from $568.3 million at December 31, 2008.
     Loans increased 1.6 percent from $320.1 million at December 31, 2008 to $325.1 million at March 31, 2009.
     The loan-to-deposit ratio is a key measurement of liquidity. Our loan-to-deposit ratio decreased during 2009 to 72.7 percent compared to 73.7 percent at December 31, 2008.
INVESTMENTS
     All of our securities are available-for-sale and are carried at estimated fair value. Available-for-sale securities are reported on the consolidated balance sheet at fair value with an offsetting adjustment to deferred taxes. The possibility of material price volatility in a changing interest rate environment is offset by the availability to the bank of restructuring the portfolio for gap positioning at any time through the securities classed as available-for-sale. The impact of the fair value accounting was an unrealized gain, net of tax, on March 31, 2009 of $1,646,000 compared to an unrealized gain, net of tax, on December 31, 2008 of $1,622,000, which represents an unrealized gain, net of tax, of $24,000 for the three months ended March 31, 2009. The following table shows the amortized cost and estimated fair value of the investment securities as of the dates shown:

	March 31, 2009
		Estimated
	Amortized	Fair
(In Thousands)	Cost	Value
Obligation of U.S.Government Corporations and Agencies:
Mortgage-backed	$126,521	$129,123
Other	52,112	52,923
Obligations of state and political subdivisions	10,313	10,400

Total debt securities	188,946	192,446
Marketable equity securities	2,623	1,617
Restricted equity securities	2,984	2,984

Total investment securities AFS	$194,553	$197,047

	December 31, 2008
		Estimated
	Amortized	Fair
(In Thousands)	Cost	Value
Obligation of U.S.Government Corporations and Agencies:
Mortgage-backed	$116,357	$118,046
Other	63,031	64,080
Obligations of state and political subdivisions	9,944	9,994

Total debt securities	189,332	192,120
Marketable equity securities	2,623	2,293
Restricted equity securities	2,167	2,167

Total investment securities AFS	$194,122	$196,580

LOANS
     The loan portfolio increased 1.6 percent from $320.1 million at December 31, 2008 to $325.1 million at March 31, 2009. The percentage distribution in the loan portfolio was 83.5 percent in real estate loans at $271.5 million; 8.0 percent in commercial loans at $26.0 million; 2.4 percent in consumer loans at $7.9 million; and 6.0 percent in tax exempt loans at $19.6 million.
     The following table presents the breakdown of loans by type as of the date indicated:

			Change
(In Thousands)	3/31/2009	12/31/2008	Amount	%

Commercial, financial and agricultural	$25,990	$27,165	$(1,175)	(4.3)%
Tax-exempt	19,589	16,762	2,827	16.9
Real estate	263,998	262,539	1,459	0.6
Real estate construction	7,507	5,307	2,200	41.5
Installment loans to individuals	7,899	8,202	(303)	(3.7)
Add (deduct): Unearned discount	(21)	(24)	3	(12.5)
Unamortized loan costs, net of fees	88	117	(29)	(24.8)

Gross loans	$325,050	$320,068	$4,982	1.6%

     The following table presents the percentage distribution of loans by category as of the date indicated:

	3/31/2009	12/31/2008

Commercial, financial and agricultural	8.0%	8.5%
Tax-exempt	6.0	5.2
Real estate	81.2	82.1
Real estate construction	2.3	1.7
Installment loans to individuals	2.4	2.5

Gross loans	100.0%	100.0%

ALLOWANCE FOR LOAN LOSSES
     The allowance for loan losses was $3.8 million at March 31, 2009, compared to $1.4 million at March 31, 2008. This allowance equaled 1.16 percent and .90 percent of total loans, net of unearned income, as of March 31, 2009 and 2008, respectively. An increase of $1.7 million resulted from the acquisition of CFC as described in Note 6 of the Notes to the Consolidated Financial Statements included in Item 1 of this Form 10-Q. The loan loss reserve is analyzed quarterly and reviewed by the Bank’s Board of Directors. The assessment of the loan policies and procedures during 2009 revealed no anticipated loss on any loans considered “significant”. No concentration or apparent deterioration in classes of loans or pledged collateral was evident. Semi-monthly loan meetings with the Bank’s Director Loan Committee reviewed new loans. Delinquent loans, loan exceptions and certain large loans are addressed by the full Board no less than monthly to determine compliance with policies. Allowance for loan losses was considered adequate based on delinquency trends and actual loans written as it relates to the loan portfolio.

     The following table presents a summary of the Bank’s loan loss experience as of the dates indicated:

	For the Three Months Ended March 31,
(In Thousands)	2009	2008

Average Loans Outstanding during the period	$323,746	$160,707

Balance, beginning of year	$3,758	$1,437
Provision charged to operations	60	—
Allowance acquired	—	—

Loans charged off:
Commercial, financial, and agricultural	(67)	—
Real estate mortgages	—	(1)
Installment loans to indiviuals	(10)	(10)

Recoveries:
Commercial, financial, and agricultural	—	—
Real estate mortgages	7	—
Installment loans to indiviuals	5	12

Balance, March 31,	$3,753	$1,438

Net charge-offs to Average loans outstanding during the period	-0.02%	0.00%

NON-PERFORMING LOANS
     As of March 31, 2009, loans 30-89 days past due totaled $2.6 million compared to $1.6 million at December 31, 2008. There were no 90-days past due loans that were not classified as non-accrual at March 31, 2009 or December 31, 2008.. Non-accrual loans totaled $4.5 million at March 31, 2009 and December 31, 2008. Overall, past due and non-accrual loans increased $987 thousand to $7.0 million at March 31, 2009 from $6.1 million at December 31, 2008
     The following table presents past due and non-accrual loans by loan type and in summary as of the dates indicated:

(In Thousands)	March 31, 2009	December 31, 2008

Commercial, financial and agricultural
Days 30-89	$769	$61
Days 90 plus	—	—
Non-accrual	529	581
Real estate
Days 30-89	1,789	1,528
Days 90 plus	—	—
Non-accrual	3,860	3,780
Installment loans to individuals
Days 30-89	17	9
Days 90 plus	—	—
Non-accrual	74	92

	$7,038	$6,051

Days 30-89	$2,575	$1,598
Days 90 plus	—	—
Non-accrual	4,463	4,453

	$7,038	$6,051

Restructured loans still accruing	$57	$58

Other real estate owned	$670	$373

DEPOSITS
     Total deposits increased by 3.0 percent from $434.3 million at December 31, 2008 to $447.2 million at March 31, 2009. Savings deposits increased 3.6 percent to $56.7 million at March 31, 2009 from $54.7 million at December 31, 2008. Money market deposits increased 26.9 percent to $47.1 million as of March 31, 2009 from $37.1 million as of December 31, 2008. Interest bearing NOW accounts increased 3.9 percent from $63.8 million at December 31, 2008 to $66.3 million at March 31, 2009.
     The actual balances and average rate paid on deposits are summarized as follows:

	March 31, 2009		December 31, 2008
		Average		Average	Change
(In Thousands)	Balance	Rate	Balance	Rate	Amount	%

Non-interest bearing	$50,857	—%	$52,460	—%	$(1,603)	(3.1)%
Savings	56,673	0.40	54,717	0.40	1,956	3.6
Now deposits	66,286	0.15	63,776	0.27	2,510	3.9
Money market deposits	47,090	1.22	37,120	1.66	9,970	26.9
Time deposits	226,342	3.22	226,236	3.53	106	—

Total deposits	$447,248	1.83%	$434,309	2.07%	$12,939	3.0%

BORROWED FUNDS
     Short-term borrowings, including securities sold under agreements to repurchase and day-to-day FHLB — Pittsburgh borrowings decreased 19.5 percent from $69.2 million at December 31, 2008 to $55.7 million at March 31, 2009.

(In Thousands)	March 31, 2009		December 31, 2008		Change
	Amount	% Total	Amount	% Total	Amount	%
Short-term borrowings:
FHLB repurchase agreements	$—	—%	$—	—%	$—	—%
Short-term borrowings, FHLB	—	—	—	—	—	—
Securities sold under agreement to repurchase	41,939	75.3	55,462	80.1	(13,523)	(24.4)

Total short-term borrowings	41,939	75.3%	55,462	80.1%	(13,523)	(24.4)
Junior subordinate debentures	4,640	8.3	4,640	6.7	—	—
Long-term borrowings, FHLB	9,131	16.4	9,133	13.2	(2)	(0.0)

Total borrowed funds	$55,710	100.0%	$69,235	100.0%	$(13,525)	(19.5)%

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
     As of March 31, 2009, the Bank was categorized as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios.
     Our actual consolidated capital amounts and ratios as of March 31, 2009 and December 31, 2008 are in the following table:

	2009		2008
(In Thousands)	Amount	Ratio	Amount	Ratio
Total Capital
(to Risk-weighted Assets)

Actual	$56,463	17.4%	$55,851	16.5%
For Capital Adequacy Purposes	26,024	8.0	27,112	8.0
To Be Well-Capitalized	32,529	10.0	33,890	10.0

Tier I Capital
(to Risk-weighted Assets)

Actual	$52,700	16.2%	$52,083	15.4%
For Capital Adequacy Purposes	13,012	4.0	13,556	4.0
To Be Well-Capitalized	19,518	6.0	20,334	6.0

Tier I Capital
(to Average Assets)

Actual	$52,700	9.4%	$52,083	9.3%
For Capital Adequacy Purposes	22,336	4.0	22,476	4.0
To Be Well-Capitalized	27,920	5.0	28,095	5.0
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
     At March 31, 2009, our cumulative gap positions and the potential earnings change resulting from a 200 basis point change in rates were within the internal risk management guidelines.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     In the normal course of conducting business activities, the Corporation is exposed to market risk, principally interest rate risk, through the operations of its banking subsidiary. Interest rate risk arises from market driven fluctuations in interest rates that affect cash flows, income, expense and values of financial instruments and was discussed previously in this Form 10-Q.
     No material changes in market risk occurred during the current period. A detailed discussion of market risk is provided in the Annual Report on Form 10-K for the period ended December 31, 2008.
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
     The CEO and CFO have evaluated the changes to our internal controls over financial reporting that occurred during our fiscal Quarter Ended March 31, 2009, as required by paragraph (d) Rules 13a — 15 and 15d — 15 under the Securities Exchange Act of 1934, as amended, and have concluded that there were no changes that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
PART II Other Information
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
Item 1A. Risk Factors
     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1.A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results. At March 31, 2009 the risk factors of the Corporation have not changed materially from those in our Annual Report on Form 10-K. However, the risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
CCFNB BANCORP, INC.
ISSUER PURCHASES OF EQUITY SECURITIES

			NUMBER OF SHARES	NUMBER OF SHARES
			PURCHASED AS PART OF	THAT MAY YET BE
	NUMBER OF SHARES		PUBLICLY ANNOUNCED	PURCHASED UNDER THE
PERIOD	PURCHASED	PRICE PAID PER SHARE	PROGRAM (1)	PROGRAM
01/01/09 - 01/31/09	0		0	0
02/01/09 - 02/28/09	0		0	0
03/01/09 - 03/31/09	0		0	0

TOTAL	0		0	0

(1)	This program was announced in 2009 and represents the third buy-back program. The Board of Directors approved the purchase of 200,000 shares. There was no expiration date associated with this program.
Item 3. Defaults Upon Senior Securities
     Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
     None
Item 5. Other Information
     On March 30, 2009 the Bank entered into a sales agreement to sell a former branch facility located at 1016 W. Front Street, Berwick, PA for a price of $205,000.
     On May 4, 2009 the Bank entered into a sales agreement to sell a former branch facility located at 4242 Old Berwick Road, Bloomsburg, PA for a price of $187,500.
Item 6. Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report on Form 10-Q for the period ended March 31, 2009, to be signed on its behalf by the undersigned thereunto duly authorized.

CCFNB BANCORP, INC. (Registrant)
By	/s/ Lance O. Diehl
Lance O. Diehl
President and CEO

Date: May 12, 2009

By	/s/ Jeffrey T. Arnold
Jeffrey T. Arnold, CPA, CIA
Chief Financial Officer

Date: May 12, 2009