Form 10-Q
period 2009-06-30
CCFNB BANCORP INC
filed 2009-08-11
CIK 731122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009.
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

Registrant’s telephone number, including area code: (570) 784-4400
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirings for the past 90 days. Yes ☑   No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)Yes ☐   No ☑
On July 31, 2009, there were 2,251,265 shares of the Registrant’s Common stock outstanding, par value $1.25.

CCFNB Bancorp, Inc. and Subsidiary
Index to Quarterly Report on Form 10-Q

PART I Financial Information
Item 1. Financial Statements
CCFNB Bancorp, Inc.
Consolidated Balance Sheets

	(Unaudited)
	June 30,	December 31,
(In Thousands)	2009	2008
ASSETS
Cash and due from banks	$7,451	$10,173
Interest-bearing deposits in other banks	169	149
Federal funds sold	1,005	5,163

Total cash and cash equivalents	8,625	15,485

Investment securities, available for sale, at fair value	198,031	196,580
Loans,net of unearned income	328,169	320,068
Less: Allowance for loan losses	3,762	3,758

Loans, net	324,407	316,310
Premises and equipment, net	11,871	12,609
Accrued interest receivable	2,076	2,388
Cash surrender value of bank-owned life insurance	11,212	10,943
Investment in limited partnerships	766	845
Intangible Assets:
Core deposit	3,076	3,411
Goodwill	7,937	7,937
Other assets	2,298	1,811

TOTAL ASSETS	$570,299	$568,319

LIABILITIES
Interest-bearing deposits	$391,850	$381,849
Noninterest-bearing deposits	49,978	52,460

Total deposits	441,828	434,309

Short-term borrowings	45,382	55,462
Long-term borrowings	12,130	9,133
Junior subordinate debentures	4,640	4,640
Accrued interest payable	931	1,075
Other liabilities	2,489	2,925

TOTAL LIABILITIES	507,400	507,544

STOCKHOLDERS’ EQUITY
Common stock, par value $1.25 per share; authorized 5,000,000 shares; issued 2,261,765 shares in 2009 and 2,253,080 shares in 2008	2,827	2,816
Surplus	27,332	27,173
Retained earnings	31,176	29,164
Accumulated other comprehensive income	1,715	1,622
Treasury stock, at cost; 7,000 shares in 2009 and 0 shares in 2008	(151)	—

TOTAL STOCKHOLDERS’ EQUITY	62,899	60,775

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$570,299	$568,319

See accompanying notes to unaudited consolidated financial statements.

CCFNB Bancorp, Inc.
Consolidated Statements of Income
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In Thousands, Except Per Share Data)	2009	2008	2009	2008
INTEREST AND DIVIDEND INCOME
Interest and fees on loans:
Taxable	$4,671	$2,496	$9,404	$5,079
Tax-exempt	204	154	407	298
Interest and dividends on investment securities:
Taxable	2,015	645	4,227	1,253
Tax-exempt	105	39	192	84
Dividend and other interest income	11	24	37	49
Federal funds sold	1	44	6	108
Deposits in other banks	1	7	1	20

TOTAL INTEREST AND DIVIDEND INCOME	7,008	3,409	14,274	6,891

INTEREST EXPENSE
Deposits	1,920	990	3,933	2,026
Short-term borrowings	78	130	159	358
Long-term borrowings	150	138	287	292
Junior subordinate debentures	34	—	76	—

TOTAL INTEREST EXPENSE	2,182	1,258	4,455	2,676

NET INTEREST INCOME	4,826	2,151	9,819	4,215

PROVISION FOR LOAN LOSSES	160	—	220	—

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,666	2,151	9,599	4,215

NON-INTEREST INCOME
Service charges and fees	426	241	824	480
Gain on sale of loans	250	59	346	106
Earnings on bank-owned life insurance	114	68	217	133
Brokerage	51	54	107	92
Trust	160	36	312	74
Investment security losses	(61)	—	(61)	—
Other	421	79	782	152

TOTAL NON-INTEREST INCOME	1,361	537	2,527	1,037

NON-INTEREST EXPENSE
Salaries	1,543	716	3,144	1,419
Employee benefits	400	225	834	470
Occupancy	254	118	561	256
Furniture and equipment	302	107	625	222
State shares tax	129	78	272	163
Professional fees	108	66	275	132
Director’s fees	70	51	141	97
FDIC assessments	366	5	438	10
Other	932	319	1,782	615

TOTAL NON-INTEREST EXPENSE	4,104	1,685	8,072	3,384

INCOME BEFORE INCOME TAX PROVISION	1,923	1,003	4,054	1,868
INCOME TAX PROVISION	372	256	960	470

NET INCOME	$1,551	$747	$3,094	$1,398

EARNINGS PER SHARE	$0.68	$0.61	$1.37	$1.14

CASH DIVIDENDS PER SHARE	$0.24	$0.21	$0.48	$0.42

WEIGHTED AVERAGE SHARES OUTSTANDING	2,256,348	1,224,552	2,255,202	1,224,552

See accompanying notes to the unaudited consolidated financial statements.

CCFNB Bancorp, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

					Accumulated
	Common				Other		Total
	Stock			Retained	Comprehensive	Treasury	Stockholders’
(In Thousands Except Per Share Data)	Shares	Amount	Surplus	Earnngs	Income (Loss)	Stock	Equity
Balance, December 31, 2007	1,226,536	$1,533	$2,271	$27,679	$144	$—	$31,627
Comprehensive Income:
Net income				1,398			1,398
Change in net unrealized gain (loss) on investment securities available-for-sale, net of reclassification adjustment and tax effects					(361)		(361)

Total comprehensive income							1,037
Common stock issuance under dividend reinvestment and stock purchase plans	5,247	7	121				128
Recognition of employee stock purchase plan expense			2				2
Purchase of treasury stock (12,000 shares)						(304)	(304)
Retirement of treasury stock	(12,000)	(15)	(289)			304	—
Cash dividends, ($0.42 per share)				(514)			(514)

Balance, June 30, 2008	1,219,783	$1,525	$2,105	$28,563	$(217)	$—	$31,976

Balance, December 31, 2008	2,253,080	$2,816	$27,173	$29,164	$1,622	$—	$60,775
Comprehensive Income:
Net income				3,094			3,094
Change in net unrealized gain on investment securities available-for-sale, net of reclassification adjustment and tax effects					93		93

Total comprehensive income							3,187

Common stock issuance under dividend reinvestment and stock purchase plans	8,685	11	157				168
Recognition of employee stock purchase plan expense			2				2
Purchase of treasury stock (7,000 shares)						(151)	(151)
Cash dividends, ($0.48 per share)				(1,082)			(1,082)

Balance, June 30, 2009	2,261,765	$2,827	$27,332	$31,176	$1,715	$(151)	$62,899

See accompanying notes to the unaudited consolidated financial statements.

CCFNB Bancorp, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	For The Six Months Ended June 30,
(In Thousands)	2009	2008
OPERATING ACTIVITIES
Net Income	$3,094	$1,398
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	220	—
Depreciation and amortization of premises and equipment	507	188
Impairment loss on securities	61	—
Amortization and accretion on investment securities	189	20
Gain on sale of premises and equipment	(183)	—
Loss on sale of other real estate owned	81	—
Deferred income taxes benefit (provision)	178	(62)
Gain on sale of loans	(346)	(106)
Proceeds from sale of mortgage loans	10,116	6,182
Originations of mortgage loans held for resale	(11,326)	(5,921)
Amortization of intangibles and invesment in limited partnerships	414	—
Decrease in accrued interest receivable	312	61
Increases in cash surrender value of bank-owned life insurance	(269)	(157)
Decrease in accrued interest payable	(144)	(230)
Other, net	(1,159)	(753)

Net cash provided by operating activities	1,745	620

INVESTING ACTIVITIES
Investment securities available for sale:
Purchases	(54,929)	(29,536)
Proceeds from sales, maturities and redemptions	54,186	25,377
Proceeds from redemption of regulatory stock	—	120
Purchase of regulatory stock	(817)	(64)
Net (increase) decrease in loans	(7,173)	64
Proceeds from sale of premises and equipment	1,294	—
Proceeds from sale of other real estate owned	343	—
Acquisition of premises and equipment	(880)	(18)

Net cash used for investing activities	(7,976)	(4,057)

FINANCING ACTIVITIES
Net increase in deposits	7,519	4,283
Net decrease in short-term borrowings	(10,080)	(538)
Proceeds from long-term borrowings	3,000
Repayment of long-term borrowings	(3)	(2,003)
Acquisition of treasury stock	(151)	(304)
Proceeds from issuance of common stock	168	128
Cash dividends paid	(1,082)	(514)

Net cash (used for) provided by financing activities	(629)	1,052

NET DECREASE IN CASH AND CASH EQUIVALENTS	(6,860)	(2,385)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	15,485	13,401

CASH AND CASH EQUIVALENTS, END OF PERIOD	$8,625	$11,016

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest paid	$4,599	$2,717
Income taxes paid	871	622
Loans transferred to other real estate owned	412	—
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
JUNIOR SUBORDINATE DEBENTURES
     During 2006, CFC issued $4,640,000 in junior debentures due December 15, 2036 to Columbia Financial Statutory Trust I (Trust). On July 18, 2008, the Corporation became the successor to CFC and to this Trust, respectively. The Corporation owns all of the $140,000 in common equity of the Trust and the debentures are the sole asset of the Trust. The Trust, a wholly-owned unconsolidated subsidiary of the Corporation, issued $4,500,000 of floating-rate trust capital securities in a non-public offering in reliance on Section 4 (2) of the Securities Act of 1933. The floating-rate capital securities provide for quarterly distributions at a variable annual coupon rate, reset quarterly, based on the 3-month LIBOR plus 1.75%. The coupon rate was 2.38% at June 30, 2009 and 3.75% at December 31, 2008. The securities are callable by the Corporation, subject to any required regulatory approval, at par, after five years. The Corporation unconditionally guarantees the trust capital securities. The terms of the junior subordinated debentures and the common equity of the trust mirror the terms of the trust capital securities issued by the Trust.
INTANGIBLE ASSETS — GOODWILL
     Goodwill represents the excess for the purchase price over the fair market value of net assets acquired. The Corporation has recorded net goodwill of $7,937,000 at June 30, 2009 and December 31, 2008 related to the 2008 acquisition of Columbia Financial Corporation and it’s subsidiary, First Columbia Bank & Trust Co. In accordance with current accounting standards, goodwill is not amortized, but evaluated at least annually for impairment. Any impairment of goodwill results in a charge to income. The Corporation periodically assesses whether events or changes in circumstances indicate that the carrying amounts of goodwill and other intangible assets may be impaired.
INTANGIBLE ASSETS — CORE DEPOSIT
     The Corporation has an amortizable intangible asset related to the deposit premium paid for the acquisition of Columbia Financial Corporation’s subsidiary, First Columbia Bank & Trust Co. This intangible asset is being amortized on a sum of the years digits method over 10 years and has a carrying value of $3,076,000 and $3,411,000, net of accumulated amortization of $614,000 and $279,000, as of June 30, 2009 and December 31, 2008, respectively. The recoverability of the carrying value is evaluated on an ongoing basis, and permanent declines in value, if any, are charged to expense. Amortization of the core deposit intangible amounted to $335,000 and $0 for the six months ended June 30, 2009 and 2008, respectively.
The estimated amortization expense of the core deposit intangible over its remaining life is as follows:

For the Year Ended:
Remainder of 2009	$308,000
2010	576,000
2011	509,000
2012	442,000
2013	374,000
Thereafter	867,000

Total	$3,076,000

OTHER REAL ESTATE OWNED
     Real estate properties acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value on the date of foreclosure establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less cost to sell and is included in other assets. Revenues derived from and costs to maintain the assets and subsequent gains and losses on sales are included in other non-interest income and expense. The amount of other real estate owned was $361,000 and $373,000 as of June 30, 2009 and December 31, 2008, respectively and is included in other assets in the accompanying consolidated balance sheets.
BANK OWNED LIFE INSURANCE
     The Corporation invests in Bank Owned Life Insurance (BOLI). Purchase of BOLI provides life insurance coverage on certain present and retired employees and directors with the Corporation being owner and primary beneficiary of the policies.
INVESTMENTS IN LIMITED PARTNERSHIPS
     The Corporation is a limited partner in three partnerships at June 30, 2009 that provide low income elderly housing in the Corporation’s geographic market area. The investments are accounted for under the effective yield method under the Emerging Issues Task Force (EITF) 94-1 “Accounting for Tax Benefits Resulting from Investments in Affordable Housing Projects”. Under the effective yield method, the Corporation recognizes tax credits as they are allocated and amortizes the initial cost of the investment to provide a constant effective yield over the period that the tax credits are allocated to the Corporation. Under this method, the tax credits allocated, net of any amortization of the investment in the limited partnerships, are recognized in the consolidated statements of income as a component of income tax expense. The amount of tax credits allocated to the Corporation were $93,000 and the amortization of the investments in limited partnerships was $79,000 and $0 for the six months ended June 30, 2009 and 2008, respectively. The carrying value of the Corporation’s investments in limited partnerships was $766,000 and $845,000 as of June 30, 2009 and December 31, 2008, respectively.
INVESTMENT IN INSURANCE AGENCY
     The Corporation owns a 50 percent interest in a local insurance agency, a corporation organized under the laws of the Commonwealth of Pennsylvania. The income or loss from this investment is accounted for under the equity method of accounting. The carrying value of this investment as of June 30, 2009 and December 31, 2008 was $226,000 and $218,000, respectively, and is included in other assets in the accompanying consolidated balance sheets.

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
ADVERTISING COSTS
     It is the Corporation’s policy to expense advertising costs in the period in which they are incurred Advertising expense for the six months ended June 30, 2009 and 2008 was approximately $83,000 and $39,000, respectively.
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
2. ALLOWANCE FOR LOAN LOSSES
     Changes in the allowance for loan losses for the six months ended June 30, 2009 and 2008 were as follows:

(In Thousands)	2009	2008
Balance, beginning of year	$3,758	$1,437
Provision charged to operations	220	—
Allowance acquired	—	—
Loans charged off	(233)	(19)
Recoveries	17	18

Balance, June 30,	$3,762	$1,436

     As of June 30, 2009, the total recorded investment in loans that are considered to be impaired as defined by SFAS No. 114 was $4,809,000. These impaired loans had a related allowance for loan losses of $452,000. No additional charge to operations was required to provide for the impaired loans since the total allowance for loan losses is estimated by management to be adequate to provide for the loan loss allowance required by SFAS No. 114 along with any other potential losses.
3. SHORT-TERM BORROWINGS
     Securities sold under agreements to repurchase and Federal Home Loan Bank advances generally represented overnight or less than 30-day borrowings. U.S. Treasury tax and loan notes for collections made by the Bank were payable on demand.
4. LONG-TERM BORROWINGS
     Long-term borrowings consist of advances due to the FHLB — Pittsburgh.
5. DEFERRED COMPENSATION PLANS
     The Bank has entered into certain non-qualified deferred compensation agreements with certain present and retired executive officers and directors. Expenses related to these non-qualified deferred compensation plans amounted to $88,000 and $77,000 for the six month periods ended June 30, 2009 and 2008, respectively.
     On May 26, 2009, the Bank entered into a Supplemental Executive Retirement Benefit Agreement with the Chief Lending Officer. A copy of the agreement is attached to From 8-K filed by the Corporation on May 28, 2009. There were no other substantial changes in other plans as disclosed in the 2008 Annual Report.
6. ACQUISITION
     On July 18, 2008, the Corporation completed its acquisition of Columbia Financial Corporation(“CFC”). Under the terms of the Agreement and Plan of Reorganization dated as of November 29, 2007, CFC merged with and into the Corporation; and the Corporation’s wholly-owned subsidiary, Columbia County Farmers National Bank merged with and into the Bank. The Corporation acquired 100% of the outstanding shares of CFC for a total purchase price of $26,316,000. The transaction was accounted for in accordance with SFAS No. 141, “Business Combinations”. In connection therewith, the Corporation issued approximately 1,030,286 shares of its common stock and paid cash of approximately $3,000 in lieu of the issuance of fractional shares in exchange for all of the issued and outstanding shares of CFC common stock. Assets and liabilities of CFC are recorded at estimated fair values as of the acquisition date and the results of the acquired entity operations are included in income from that date. The fair values of acquired assets and liabilities, including identified intangible assets, are finalized as quickly as possible following the acquisition. The CFC purchase price allocation is substantially complete; however, its valuations may be subject to revision as additional information becomes available. Purchase accounting adjustments determinable within twelve months of acquisition date result in adjustments to goodwill.

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
     The Corporation may require collateral or other security to support financial instruments with off-balance sheet credit risk. The contract or notional amounts at June 30, 2009 and December 31, 2008 were as follows:

(In Thousands)	2009	2008
Financial instruments whose contract amounts represents credit risk:
Commitments to extend credit	$77,783	$68,412
Standby letters of credit	2,907	3,064
Dealer floor plans	988	1,129
Loans held for sale	1,628	72
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
     The Corporation granted commercial, consumer and residential loans to customers primarily within Pennsylvania. Of the total loan portfolio at June 30, 2009, 83.0% was for real estate loans. It was the opinion of management that this high concentration did not pose an adverse credit risk. Further, it is management’s opinion that the remainder of the loan portfolio was balanced and diversified to the extent necessary to avoid any significant concentration of credit.
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
     The following table presents the assets reported on the consolidated statements of financial condition at their fair value as of June 30, 2009 by level within the fair value hierarchy. As required by SFAS No. 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	June 30, 2009
(In Thousands)	Level I	Level II	Level III	Total
Assets:
Investment Securities, available-for-sale	$1,714	$196,317	$—	$198,031
     At June 30, 2009, investments measured at fair value on a recurring basis and the valuation methods used are as follows:

(In Thousands)	Level I	Level II	Level III	Total
Available for sale securities
Obligation of US Government Agencies
Mortgage-backed	$—	$138,414	$—	$138,414
Other	—	42,051	—	42,051
Obligations of state and political subdivisions	—	12,868	—	12,868
Equity securities	1,714	—	—	1,714
Restricted equity securities	—	2,984	—	2,984

	$1,714	$196,317	$—	$198,031

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders of CCFNB Bancorp, Inc.:
We have reviewed the accompanying consolidated balance sheet of CCFNB Bancorp, Inc. and Subsidiary as of June 30, 2009, and the related consolidated statements of income for the three and six month periods ended June 30, 2009 and 2008 and changes in stockholders’ equity and cash flows for the six-month periods ended June 30, 2009 and 2008. These consolidated interim financial statements are the responsibility of the management of CCFNB Bancorp, Inc. and Subsidiary.
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
August 11, 2009

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
CAUTIONARY STATEMENT
     Certain statements in this section and elsewhere in this Quarterly Report on Form 10-Q, other periodic reports filed by us under the Securities Exchange Act of 1934, as amended, and any other written or oral statements made by or on behalf of us may include “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 which reflect our current views with respect to future events and financial performance. Such forward looking statements are based on general assumptions and are subject to various risks, uncertainties, and other factors that may cause actual results to differ materially from the views, beliefs and projections expressed in such statements. These risks, uncertainties and other factors include, but are not limited to:
•	Our business and financial results are affected by business and economic conditions, both generally and specifically in the Northcentral Pennsylvania market in which we operate. In particular, our business and financial results may be impacted by:
•	Changes in interest rates and valuations in the debt, equity and other financial markets.
•	Disruptions in the liquidity and other functioning of financial markets, including such disruptions in the market for real estate and other assets commonly securing financial products.
•	Actions by the Federal Reserve Board and other government agencies, including those that impact money supply and market interest rates.
•	Changes in our customers’ and suppliers’ performance in general and their creditworthiness in particular.
•	Changes in customer preferences and behavior, whether as a result of changing business and economic conditions or other factors.
•	Changes resulting from the newly enacted Emergency Economic Stabilization Act of 2008.
•	A continuation of recent turbulence in significant segments of the United States and global financial markets, particularly if it worsens, could impact our performance, both directly by affecting our revenues and the value of our assets and liabilities and indirectly by affecting our customers and suppliers and the economy generally.
•	Our business and financial performance could be impacted as the financial industry restructures in the current environment by changes in the competitive landscape.
•	Given current economic and financial market conditions, our forward-looking financial statements are subject to the risk that these conditions will be substantially different than we are currently expecting. These statements are based on our current expectations that interest rates will remain low through 2009 with continued wide market credit spreads and our view that national economic trends currently point to a continuation of severe recessionary conditions through 2009 followed by a subdued recovery.
•	Legal and regulatory developments could have an impact on our ability to operate our business or our financial condition or results of operations or our competitive position or reputation. Reputational impacts, in turn, could affect matters such as business generation and retention, our ability to attract and retain management, liquidity and funding. These legal and regulatory developments could include: (a) the unfavorable resolution of legal proceedings or regulatory and other governmental inquiries; (b) increased litigation risk from recent regulatory and other governmental developments; (c) the results of the regulatory examination process, and regulators’ future use of supervisory and enforcement tools; (d) legislative and regulatory reforms, including changes to laws and regulations involving tax, pension, education and mortgage lending, the protection of confidential customer information, and other aspects of the financial institution industry; and (e) changes in accounting policies and principles.

•	Our business and operating results are affected by our ability to identify and effectively manage risks inherent in our businesses, including, where appropriate, through the effective use of third-party insurance and capital management techniques.
•	Our ability to anticipate and respond to technological changes can have an impact on our ability to respond to customer needs and to meet competitive demands.
•	Our ability to implement our business initiatives and strategies could affect our financial performance over the next several years.
•	Competition can have an impact on customer acquisition, growth and retention, as well as on our credit spreads and product pricing, which can affect market share, deposits and revenues.
•	Our business and operating results can also be affected by widespread natural disasters, terrorist activities or international hostilities, either as a result of the impact on the economy and capital and other financial markets generally or on us or on our customers and suppliers.
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
RESULTS OF OPERATIONS
NET INTEREST INCOME
2009 vs. 2008
     Tax-equivalent net interest income increased $5.7 million to $10.0 million for the six months ended June 30, 2009. Reported tax-equivalent interest income increased $7.5 million to $14.5 million for the six months ended June 30, 2009. The increase primarily resulted from the acquisition of Columbia Financial Corporation (“CFC”) as described in Note 6 of the Notes to the Consolidated Financial Statements included in Item 1 of this Form 10-Q. The acquisition of CFC contributed to an increase in net loans in the amount of $160.7 million, an increase in investment securities in the amount of $138.3 million, an increase in federal funds sold in the amount of $517,000, and an increase in interest-bearing deposits in other banks of $129,000. Reported interest expense increased $1.8 million or 66.5 percent to $4.5 million. The acquisition of CFC contributed an increase in deposits in the amount of $264.7 million, an increase in other borrowings of $31.9 million, and an increase of $4.6 million in junior subordinate debentures.
     Net interest margin increased to 3.84 percent at June 30, 2009 from 3.79 percent at June 30, 2008. The increase in margin resulted primarily from the yield on interest-bearing deposits decreasing 65 basis points to 2.01 percent at June 30, 2009 while the yield on total borrowings decreased 159 basis points to 1.81 percent at June 30, 2009. A decrease of 180 basis points on the short-term borrowings for the six months ended June 30, 2009 was the primary reason for the yield decrease in the total borrowings as the long-term borrowing yield decreased 11 basis point over the same period. The short-term borrowing had an average balance of $43.7 million and $28.6 million as of June 30, 2009 and 2008, respectively. The yield decreases were driven by the rate decreases enacted throughout 2008 by the Federal Open Market Committee (FOMC) as well as local market competition. The yield on interest-earning assets decreased 59 basis points to 5.55 percent for the six months ended June 30, 2009. The yield on total loans decreased 71 basis points to 6.18 percent for the six months ended June 30, 2009.
     The following Average Balance Sheet and Rate Analysis table presents the average assets, actual income or expense and the average yield on assets, liabilities and stockholders’ equity for the six months ended June 30, 2009 and 2008.

AVERAGE BALANCE SHEET AND RATE ANALYSIS
SIX MONTHS ENDED JUNE 30,

	2009			2008
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
(In Thousands)	(1)			(1)
ASSETS:
Tax-exempt loans	$19,643	$546	5.61%	$13,183	$399	6.10%
All other loans	304,794	9,403	6.22%	147,160	5,079	6.96%

Total loans (2)(3)(4)	324,437	9,949	6.18%	160,343	5,478	6.89%

Taxable securities	182,479	4,264	4.67%	56,475	1,301	4.61%
Tax-exempt securitites (3)	9,126	258	5.65%	3,607	113	6.27%

Total securities	191,605	4,522	4.72%	60,082	1,414	4.71%

Federal funds sold	7,989	6	0.15%	8,385	108	2.60%
Interest-bearing deposits	667	1	0.30%	1,450	20	2.78%

Total interest-earning assets	524,698	14,478	5.55%	230,260	7,020	6.14%

Other assets	43,676			18,236

TOTAL ASSETS	$568,374			$248,496

LIABILITIES:
Savings	$56,204	111	0.40%	$24,809	49	0.40%
Now deposits	68,076	50	0.15%	28,863	45	0.31%
Money market deposits	44,900	249	1.12%	7,356	24	0.66%
Time deposits	225,833	3,523	3.15%	92,719	1,908	4.15%

Total deposits	395,013	3,933	2.01%	153,747	2,026	2.66%

Short-term borrowings	43,716	159	0.73%	28,559	358	2.53%
Long-term borrowings	10,043	287	5.76%	10,034	292	5.87%
Junior subordinate debentures	4,640	76	3.30%	—	—	—

Total borrowings	58,399	522	1.80%	38,593	650	3.40%

Total interest-bearing liabilities	453,412	4,455	1.98%	192,340	2,676	2.81%

Demand deposits	50,201			20,009
Other liabilities	2,554			4,340
Stockholders’ equity	62,207			31,807

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$568,374			$248,496

Interest rate spread (6)			3.57%			3.33%

Net interest income/margin (5)		$10,023	3.84%		$4,344	3.79%

(1)	Average volume information was compared using daily (or monthly) averages for interest-earning and bearing accounts.

Certain balance sheet items utilized quarter-end balances for averages.

(2)	Interest on loans includes fee income.

(3)	Tax exempt interest revenue is shown on a tax-equivalent basis using a statutory federal income tax rate of 34 percent for 2009 and 2008.

(4)	Nonaccrual loans have been included with loans for the purpose of analyzing net interest earnings.

(5)	Net interest margin is computed by dividing annualized net interest income by total interest earning assets.

(6)	Interest rate spread represents the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.

Reconcilement of Taxable Equivalent Net Interest Income
For the Six Months Ended June 30,

(In Thousands)	2009	2008
Total interest income	$14,274	$6,891
Total interest expense	4,455	2,676

Net interest income	9,819	4,215
Tax equivalent adjustment	204	129

Net interest income (fully taxable equivalent)	$10,023	$4,344

Rate/Volume Analysis
     To enhance the understanding of the effects of volumes (the average balance of earning assets and costing liabilities) and average interest rate fluctuations on the balance sheet as it pertains to net interest income, the table below reflects these changes for 2009 versus 2008:

	Six Months Ended June 30,
	2009 vs 2008
	Increase (Decrease)
	Due to
(In Thousands)	Volume	Rate	Net
Interest income:
Loans, tax-exempt	$180	$(33)	$147
Loans	4,864	(539)	4,325
Taxable investment securities	2,944	19	2,963
Tax-exempt investment securities	156	(11)	145
Federal funds sold	—	(102)	(102)
Interest bearing deposits	(1)	(18)	(19)

Total interest-earning assets	8,143	(684)	7,459

Interest expense:
Savings	62	—	62
NOW deposits	29	(24)	5
Money market deposits	208	17	225
Time deposits	2,077	(462)	1,615
Short-term borrowings	55	(254)	(199)
Long-term borrowings, FHLB	—	(5)	(5)
Junior subordinate debentures	77	—	77

Total interest-bearing liabilities	2,508	(728)	1,780

Change in net interest income	$5,635	$44	$5,679

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
     Although management believes that it uses the best information available to make such determinations and that the allowance for loan losses is adequate at June 30, 2009, future adjustments could be necessary if circumstances or economic conditions differ substantially from the assumptions used in making the initial determinations. A downturn in the local economy or employment and delays in receiving financial information from borrowers could result in increased levels of nonperforming assets and charge-offs, increased loan loss provisions and reductions in interest income. Also, as part of the examination process, bank regulatory agencies periodically review the Bank’s loan loss allowance. The bank regulators could require the recognition of additions to the loan loss allowance based on their judgment of information available to them at the time of their examination.
     The provision for loan losses amounted to $220,000 and $0 for the six months ended June 30, 2009 and 2008, respectively. Management concluded the increase of the provision was appropriate considering the gross loan growth experience of $8,101,000, increases in nonperforming assets, and the general downturn in the national economy. Utilizing the resources noted above, management concluded that the allowance for loan losses remains at a level adequate to provide for probable losses inherent in the loan portfolio.
NON-INTEREST INCOME
2009 vs. 2008
     Total non-interest income increased $1.5 million or 143.7 percent to $2.5 million for the six months ended June 30, 2009. The increase primarily resulted from the acquisition of CFC as described in Note 6 of the Notes to the Consolidated Financial Statements included in Item 1 of this Form 10-Q. The service charges and fees increased $344,000 or 71.7 percent to $824,000 for the six months ended June 30, 2009. Gain on sale of loans increased $240,000 or 226.4 percent from $106,000 in 2008 to $346,000 in 2009. Brokerage income increased $15,000 or 16.3 percent from $92,000 in 2008 to $107,000 in 2009. Trust income increased $238,000 or 321.6 percent from $74,000 in 2008 to $312,000 in 2009. Other income increased $630,000 from $152,000 in 2008 to $782,000 in 2009 primarily as a result of $183,000 in gains recorded on the sale of property and equipment as well as increased ATM transaction revenue and related surcharges.

	For The Six Months Ended
	June 30, 2009		June 30, 2008		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Service charges and fees	$824	32.6%	$480	46.3%	$344	71.7%
Gain on sale of loans	346	13.7	106	10.2	240	226.4
Earnings on bank-owned life insurance	217	8.6	133	12.8	84	63.2
Brokerage and insurance	107	4.2	92	8.9	15	16.3
Trust	312	12.3	74	7.1	238	321.6
Investment security losses	(61)	(2.4)	—	—	(61)	—
Other	782	31.0	152	14.7	630	414.5

Total non-interest income	$2,527	100.0%	$1,037	100.0%	$1,490	143.7%

NON-INTEREST EXPENSE
2009 vs. 2008
     Total non-interest expense increased $4.7 million or 138.5% from $3.4 million in 2008 to $8.1 million in 2009. The increases primarily resulted from the acquisition of CFC as described in Note 6 of the Notes to the Consolidated Financial Statements included in Item 1 of this Form 10-Q. Salaries and employee benefits increased $2.1 million or 110.6 percent for the six months ended June 30, 2009. Professional fees increased $143,000 or 108.3 percent from $132,000 in 2008 to $275,000 in 2009. FDIC assessments increased $428,000 due to the imposition of a 5 basis point special assessment and an increase in the regular quarterly assessment rate. Other expenses, Occupancy, Furniture and Equipment, and Directors fees all experienced net increases as a result of the CFC acquisition.

     One standard to measure non-interest expense is to express annualized non-interest expense as a percentage of average total assets. As of June 30, 2009 this percentage was 2.84 percent compared to 2.72 percent in 2008.

	For The Six Months Ended
	June 30, 2009		June 30, 2008		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Salaries	$3,144	38.9%	$1,419	41.9%	$1,725	121.6%
Employee benefits	834	10.3	470	13.9	364	77.4
Occupancy	561	6.9	256	7.6	305	119.1
Furniture and equipment	625	7.7	222	6.6	403	181.5
State shares tax	272	3.4	163	4.8	109	66.9
Professional fees	275	3.4	132	3.9	143	108.3
Directors fees	141	1.7	97	2.9	44	45.4
FDIC assessments	438	5.4	10	0.3	428	4,280.0
Other	1,782	22.3	615	18.1	1,167	189.8

Total non-interest expense	$8,072	100.0%	$3,384	100.0%	$4,688	138.5%

FINANCIAL CONDITION
     Our consolidated assets at June 30, 2009 were $570.3 million which represented an increase of $2.0 million from $568.3 million at December 31, 2008.
     Loans increased 2.5 percent from $320.1 million at December 31, 2008 to $328.2 million at June 30, 2009.
     The loan-to-deposit ratio is a key measurement of liquidity. Our loan-to-deposit ratio increased during 2009 to 74.3 percent compared to 73.7 percent at December 31, 2008.
INVESTMENTS
     All of our securities are available-for-sale and are carried at estimated fair value. Available-for-sale securities are reported on the consolidated balance sheet at fair value with an offsetting adjustment to deferred taxes. The possibility of material price volatility in a changing interest rate environment is offset by the availability to the bank of restructuring the portfolio for gap positioning at any time through the securities classified as available-for-sale. The impact of the fair value accounting was an unrealized gain, net of tax, on June 30, 2009 of $1,715,000 compared to an unrealized gain, net of tax, on December 31, 2008 of $1,622,000, which represents an unrealized gain, net of tax, of $93,000 for the six months ended June 30, 2009. The following table shows the amortized cost and estimated fair value of the investment securities as of the dates shown:

	June 30, 2009
		Estimated
	Amortized	Fair
(In Thousands)	Cost	Value
Obligation of U.S.Government Corporations and Agencies:
Mortgage-backed	$135,337	$138,414
Other	41,704	42,051
Obligations of state and political subdivisions	12,845	12,868

Total debt securities	189,886	193,333
Marketable equity securities	2,562	1,714
Restricted equity securities	2,984	2,984

Total investment securities AFS	$195,432	$198,031

	December 31, 2008
		Estimated
	Amortized	Fair
(In Thousands)	Cost	Value
Obligation of U.S.Government Corporations and Agencies:
Mortgage-backed	$116,357	$118,046
Other	63,031	64,080
Obligations of state and political subdivisions	9,944	9,994

Total debt securities	189,332	192,120
Marketable equity securities	2,623	2,293
Restricted equity securities	2,167	2,167

Total investment securities AFS	$194,122	$196,580

LOANS
     The loan portfolio increased 2.5 percent from $320.1 million at December 31, 2008 to $328.2 million at June 30, 2009. The percentage distribution in the loan portfolio was 83.0 percent in real estate loans at $272.4 million; 8.6 percent in commercial loans at $28.4 million; 2.4 percent in consumer loans at $7.8 million; and 6.0 percent in tax exempt loans at $19.6 million.
     The following table presents the breakdown of loans by type as of the date indicated:

			Change
(In Thousands)	June 30, 2009	December 31, 2008	Amount	%
Commercial, financial and agricultural	$28,380	$27,165	$1,215	4.5%
Tax-exempt	19,611	16,762	2,849	17.0
Real estate	266,467	262,539	3,928	1.5
Real estate construction	5,898	5,307	591	11.1
Installment loans to individuals	7,737	8,202	(465)	(5.7)
Add (deduct): Unearned discount	(20)	(24)	4	(16.7)
Unamortized loan costs, net of fees	96	117	(21)	(17.9)

Gross loans	$328,169	$320,068	$8,101	2.5%

     The following table presents the percentage distribution of loans by category as of the date indicated:

	June 30, 2009	December 31, 2008
Commercial, financial and agricultural	8.6%	8.5%
Tax-exempt	6.0	5.2
Real estate	81.2	82.1
Real estate construction	1.8	1.7
Installment loans to individuals	2.4	2.5

Gross loans	100.0%	100.0%

ALLOWANCE FOR LOAN LOSSES
     The allowance for loan losses was $3.8 million at June 30, 2009, compared to $1.4 million at June 30, 2008. This allowance equaled 1.15 percent and .89 percent of total loans, net of unearned income, as of June 30, 2009 and 2008, respectively. An increase of $1.7 million resulted from the acquisition of CFC as described in Note 6 of the Notes to the Consolidated Financial Statements included in Item 1 of this Form 10-Q. The loan loss reserve is analyzed quarterly and reviewed by the Bank’s Board of Directors. The assessment of the loan policies and procedures during 2009 revealed no anticipated loss on any loans considered “significant”. No concentration or apparent deterioration in classes of loans or pledged collateral was evident. Semi-monthly loan meetings with the Bank’s Director Loan Committee reviewed new loans. Delinquent loans, loan exceptions and certain large loans are addressed by the full Board no less than monthly to determine compliance with policies. Allowance for loan losses was considered adequate based on delinquency trends and actual loans written as it relates to the loan portfolio.

The following table presents a summary of the Bank’s loan loss experience as of the dates indicated:

	For the Six Months Ended June 30,
(In Thousands)	2009	2008
Average Loans Outstanding during the period	$324,437	$160,343

Balance, beginning of year	$3,758	$1,437
Provision charged to operations	220	—
Allowance acquired	—	—

Loans charged off:
Commercial, financial, and agricultural	(220)	—
Real estate mortgages	—	—
Installment loans to indiviuals	(13)	(19)

Recoveries:
Commercial, financial, and agricultural	—	—
Real estate mortgages	8	2
Installment loans to indiviuals	9	16

Balance, end of period	$3,762	$1,436

Net charge-offs to Average loans outstanding during the period	-0.07%	0.00%

NON-PERFORMING LOANS
     As of June 30, 2009, loans 30-89 days past due totaled $3.0 million compared to $1.6 million at December 31, 2008. There were no 90-days past due loans that were not classified as non-accrual at June 30, 2009 or December 31, 2008. Non-accrual loans totaled $4.6 million at June 30, 2009 and $4.5 at December 31, 2008. Overall, past due and non-accrual loans increased $1.6 million to $7.6 million at June 30, 2009 from $6.1 million at December 31, 2008.
     The following table presents past due and non-accrual loans by loan type and in summary as of the dates indicated:

(In Thousands)	June 30, 2009	December 31, 2008
Commercial, financial and agricultural
Days 30-89	$484	$61
Days 90 plus	—	—
Non-accrual	464	581
Real estate
Days 30-89	2,490	1,528
Days 90 plus	—	—
Non-accrual	4,092	3,780
Installment loans to individuals
Days 30-89	28	9
Days 90 plus	—	—
Non-accrual	71	92

	$7,629	$6,051

Days 30-89	$3,002	$1,598
Days 90 plus	—	—
Non-accrual	4,627	4,453

	$7,629	$6,051

Restructured loans still accruing	$57	$58

Other real estate owned	$361	$373

DEPOSITS
     Total deposits increased by 1.7 percent from $434.3 million at December 31, 2008 to $441.8 million at June 30, 2009. Savings deposits increased 4.7 percent to $57.3 million at June 30, 2009 from $54.7 million at December 31, 2008. Money market deposits increased 19.4 percent to $44.3 million as of June 30, 2009 from $37.1 million as of December 31, 2008. Interest bearing NOW accounts increased 3.6 percent from $63.8 million at December 31, 2008 to $66.1 million at June 30, 2009.
     The actual balances and average rate paid on deposits are summarized as follows:

	June 30, 2009		December 31, 2008
		Average		Average	Change
(In Thousands)	Balance	Rate	Balance	Rate	Amount	%
Non-interest bearing	$49,978	—%	$52,460	—%	$(2,482)	(4.7)%
Savings	57,303	0.40	54,717	0.40	2,586	4.7
Now deposits	66,062	0.15	63,776	0.27	2,286	3.6
Money market deposits	44,303	1.12	37,120	1.66	7,183	19.4
Time deposits	224,182	3.15	226,236	3.53	(2,054)	—

Total deposits	$441,828	1.78%	$434,309	2.07%	$7,519	1.7%

BORROWED FUNDS
     Short-term borrowings, including securities sold under agreements to repurchase and day-to-day FHLB — Pittsburgh borrowings decreased 18.2 percent from $55.5 million at December 31, 2008 to $45.4 million at June 30, 2009. Long-term borrowings increased $3.0 million from $9.1 million at December 31, 2008 to $12.1 million at June 30, 2009.

	June 30, 2009		December 31, 2008		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Short-term borrowings:
FHLB repurchase agreements	$—	—%	$—	—%	$—	—%
Short-term borrowings, FHLB	—	—	—	—	—	—
Securities sold under agreement to repurchase	45,382	73.0	55,462	80.1	(10,080)	(18.2)

Total short-term borrowings	45,382	73.0%	55,462	80.1%	(10,080)	(18.2)
Junior subordinate debentures	4,640	7.5	4,640	6.7	—	—
Long-term borrowings, FHLB	12,130	19.5	9,133	13.2	2,997	32.8

Total borrowed funds	$62,152	100.0%	$69,235	100.0%	$(7,083)	(10.2)%

LIQUIDITY
     Liquidity management is required to ensure that adequate funds will be available to meet anticipated and unanticipated deposit withdrawals, debt service payments, investment commitments, commercial and consumer loan demand, and ongoing operating expenses. Funding sources include principal repayments on loans, sale of assets, growth in core deposits, short and long-term borrowings, investment securities coming due, loan prepayments and repurchase agreements. Regular loan payments are a dependable source of funds, while the sale of investment securities, deposit growth and loan prepayments are significantly influenced by general economic conditions and the level of interest rates.
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
     As of June 30, 2009, the Bank was categorized as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios.
     Our actual consolidated capital amounts and ratios as of June 30, 2009 and December 31, 2008 are in the following table:

	2009		2008
(In Thousands)	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-weighted Assets)

Actual	$58,024	17.8%	$55,851	16.5%
For Capital Adequacy Purposes	26,083	8.0	27,112	8.0
To Be Well-Capitalized	32,604	10.0	33,890	10.0

Tier I Capital (to Risk-weighted Assets)

Actual	$54,252	16.6%	$52,083	15.4%
For Capital Adequacy Purposes	13,042	4.0	13,556	4.0
To Be Well-Capitalized	19,562	6.0	20,334	6.0

Tier I Capital (to Average Assets)

Actual	$54,252	9.7%	$52,083	9.3%
For Capital Adequacy Purposes	22,336	4.0	22,476	4.0
To Be Well-Capitalized	27,920	5.0	28,095	5.0
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
     At June 30, 2009, our cumulative gap positions and the potential earnings change resulting from a 200 basis point change in rates were within the internal risk management guidelines.
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
     The CEO and CFO have evaluated the changes to our internal controls over financial reporting that occurred during our fiscal Quarter Ended June 30, 2009, as required by paragraph (d) Rules 13a — 15 and 15d — 15 under the Securities Exchange Act of 1934, as amended, and have concluded that there were no changes that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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
     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1.A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results. At June 30, 2009 the risk factors of the Corporation have not changed materially from those in our Annual Report on Form 10-K. However, the risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

	Total	Average	Total Number of	Maximum Number (or
	Number of	Price Paid	Shares (or Units)	Approximate Dollar Value)
	Shares (or	per Share	Purchased as Part of	of Shares (or Units) that
	Units)	(or Units)	Publicly Announced	May Yet Be Purchased
Period	Purchased	Purchased	Plans or Programs (1)	Under the Plans or Programs
Month #1 (April 1 – April 30, 2009)	—	$—	—	200,000
Month #2 (May 1 – May 31, 2009)	—	—	—	200,000
Month #3 (June 1 – June 30, 2009)	7,000	21.60	7,000	193,000

(1)	This program was announced in 2009 and represents the third buy-back program. The Board of Directors approved the purchase of 200,000 shares. There was no expiration date associated with this program.

Item 3.	Defaults Upon Senior Securities
     Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders
     CCFNB Bancorp, Inc.’s annual meeting of the stockholders was held on May 19, 2009. At the annual meeting, the following Class 3 Directors were elected to serve a three year term which will expire in 2012:
Edward L. Campbell
Robert W. Dillon
Frank D. Gehrig
Elwood R. Harding, Jr.
Mary Ann B. Naugle
Andrew B. Pruden

Item 5.	Other Information
     None

Item 6.	Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report on Form 10-Q for the period ended June 30, 2009, to be signed on its behalf by the undersigned thereunto duly authorized.

CCFNB BANCORP, INC. (Registrant)
By /s/ Lance O. Diehl
Lance O. Diehl
President and CEO

Date: August 11, 2009

By /s/ Jeffrey T. Arnold
Jeffrey T. Arnold, CPA, CIA
Chief Financial Officer

Date: August 11, 2009