Form 10-Q
period 2009-09-30
CCFNB BANCORP INC
filed 2009-11-12
CIK 731122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009.
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

Registrant’s telephone number, including area code: (570) 784-4400
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirings for the past 90 days. Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “larger accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
Yes ☐     No ☑
On October 31, 2009, there were 2,254,480 shares of the Registrant’s common stock outstanding, par value $1.25.

CCFNB Bancorp, Inc. and Subsidiary
Index to Quarterly Report on Form 10-Q

PART I Financial Information
Item 1. Financial Statements
CCFNB Bancorp, Inc.
Consolidated Balance Sheets

	(Unaudited)
	September 30,	December 31,
(In Thousands)	2009	2008
ASSETS
Cash and due from banks	$6,817	$10,173
Interest-bearing deposits in other banks	92	149
Federal funds sold	742	5,163

Total cash and cash equivalents	7,651	15,485

Investment securities, available for sale, at fair value	218,583	196,580
Loans,net of unearned income	331,099	320,068
Less: Allowance for loan losses	3,934	3,758

Loans, net	327,165	316,310
Premises and equipment, net	12,063	12,609
Accrued interest receivable	2,089	2,388
Cash surrender value of bank-owned life insurance	11,319	10,943
Investment in limited partnerships	727	845
Intangible Assets:
Core deposit	2,919	3,411
Goodwill	7,937	7,937
Other assets	2,445	1,811

TOTAL ASSETS	$592,898	$568,319

LIABILITIES
Interest-bearing deposits	$393,096	$381,849
Non interest-bearing deposits	49,562	52,460

Total deposits	442,658	434,309

Short-term borrowings	61,995	55,462
Long-term borrowings	15,129	9,133
Junior subordinate debentures	4,640	4,640
Accrued interest payable	907	1,075
Other liabilities	2,771	2,925

TOTAL LIABILITIES	528,100	507,544

STOCKHOLDERS’ EQUITY
Common stock, par value $1.25 per share; authorized 5,000,000 shares; issued 2,266,980 shares in 2009 and 2,253,080 shares in 2008	2,834	2,816
Surplus	27,443	27,173
Retained earnings	32,030	29,164
Accumulated other comprehensive income	2,764	1,622
Treasury stock , at cost; 12,500 shares in 2009 and 0 shares in 2008	(273)	—

TOTAL STOCKHOLDERS’ EQUITY	64,798	60,775

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$592,898	$568,319

See accompanying notes to unaudited consolidated financial statements.

CCFNB Bancorp, Inc.
Consolidated Statements of Income
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In Thousands, Except Per Share Data)	2009	2008	2009	2008
INTEREST AND DIVIDEND INCOME
Interest and fees on loans:
Taxable	$4,682	$4,535	$14,086	$9,614
Tax-exempt	215	197	622	495
Interest and dividends on investment securities:
Taxable	1,968	1,967	6,195	3,220
Tax-exempt	123	80	315	164
Dividend and other interest income	11	39	48	88
Federal funds sold	5	45	11	153
Deposits in other banks	—	3	1	23

TOTAL INTEREST AND DIVIDEND INCOME	7,004	6,866	21,278	13,757

INTEREST EXPENSE
Deposits	1,842	1,979	5,775	4,005
Short-term borrowings	95	222	254	580
Long-term borrowings	175	140	462	432
Junior subordinate debentures	28	44	104	44

TOTAL INTEREST EXPENSE	2,140	2,385	6,595	5,061

NET INTEREST INCOME	4,864	4,481	14,683	8,696

PROVISION FOR LOAN LOSSES	310	—	530	—

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,554	4,481	14,153	8,696

NON-INTEREST INCOME
Service charges and fees	427	317	1,251	797
Gain on sale of loans	201	74	547	194
Earnings on bank-owned life insurance	107	111	324	244
Brokerage	83	82	190	174
Trust	150	143	462	217
Investment security losses	(10)	(283)	(71)	(283)
Other	328	427	1,110	565

TOTAL NON-INTEREST INCOME	1,286	871	3,813	1,908

NON-INTEREST EXPENSE
Salaries	1,632	1,637	4,776	3,056
Employee benefits	398	1,125	1,232	1,595
Occupancy	249	240	810	496
Furniture and equipment	319	361	944	583
State shares tax	128	114	400	277
Professional fees	172	250	447	382
Director’s fees	74	55	215	152
FDIC assessments	105	19	543	29
Other	839	496	2,621	1,111

TOTAL NON-INTEREST EXPENSE	3,916	4,297	11,988	7,681

INCOME BEFORE INCOME TAX PROVISION	1,924	1,055	5,978	2,923
INCOME TAX PROVISION	463	183	1,423	653

NET INCOME	$1,461	$872	$4,555	$2,270

EARNINGS PER SHARE	$0.65	$0.43	$2.02	$1.51

CASH DIVIDENDS PER SHARE	$0.27	$0.24	$0.75	$0.66

WEIGHTED AVERAGE SHARES OUTSTANDING	2,252,039	2,056,686	2,253,872	1,503,955

See accompanying notes to the unaudited consolidated financial statements.

CCFNB Bancorp, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

					Accumulated
	Common				Other		Total
	Stock			Retained	Comprehensive	Treasury	Stockholders’
(In Thousands Except Per Share Data)	Shares	Amount	Surplus	Earnngs	Income (Loss)	Stock	Equity
Balance, December 31, 2007	1,226,536	$1,533	$2,271	$27,679	$144	$—	$31,627
Comprehensive Income:
Net income				2,270			2,270
Change in net unrealized gain (loss) on investment securities available-for-sale, net of reclassification adjustment and tax effects.					(2)		(2)

Total comprehensive income							2,268

Par value of new shares issued to acquire Columbia Financial	1,030,286	1,288	25,026				26,314
Common stock issuance under dividend reinvestment and stock purchase plans	8,188	10	181				191
Recognition of employee stock purchase plan expense			2				2
Purchase of treasury stock (16,000 shares)	0					(398)	(398)
Retirement of treasury stock	(16,000)	(20)	(378)			398	—
Cash dividends, ($0.66 per share)				(1,053)			(1,053)

Balance, September 30, 2008	2,249,010	$2,811	$27,102	$28,896	$142	$—	$58,951

Balance, December 31, 2008	2,253,080	$2,816	$27,173	$29,164	$1,622	$—	$60,775
Comprehensive Income:
Net income				4,555			4,555
Change in net unrealized gain on investment securities available-for-sale, net of reclassification adjustment and tax effects.					1,142		1,142

Total comprehensive income							5,697

Common stock issuance under dividend reinvestment and stock purchase plans	13,900	18	265				283
Recognition of employee stock purchase plan expense			5				5
Purchase of treasury stock (12,500 shares)						(273)	(273)
Cash dividends, ($0.75 per share)				(1,689)			(1,689)

Balance, September 30, 2009	2,266,980	$2,834	$27,443	$32,030	$2,764	$(273)	$64,798

See accompanying notes to the unaudited consolidated financial statements.

CCFNB Bancorp, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	For The Nine Months Ended September 30,
(In Thousands)	2009	2008
OPERATING ACTIVITIES
Net Income	$4,555	$2,270
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	530	—
Depreciation and amortization of premises and equipment	766	422
Impairment loss on securities	71	283
Amortization and accretion on investment securities	404	181
Gain on sale of premises and equipment	(185)	—
Loss on sale of other real estate owned	81	—
Deferred income taxes benefit (provision)	119	(165)
Gain on sale of loans	(547)	(194)
Proceeds from sale of mortgage loans	87,380	11,194
Originations of mortgage loans held for resale	(87,633)	(11,775)
Amortization of intangibles and invesment in limited partnerships	610	140
Decrease in accrued interest receivable	299	(186)
Increases in cash surrender value of bank-owned life insurance	(376)	(275)
Decrease in accrued interest payable	(168)	(127)
Other, net	(1,482)	(339)

Net cash provided by operating activities	4,424	1,429

INVESTING ACTIVITIES
Investment securities available for sale:
Purchases	(91,271)	(48,283)
Proceeds from sales, maturities and redemptions	71,340	34,380
Proceeds from redemption of regulatory stock	—	1,387
Purchase of regulatory stock	(817)	(1,825)
Net (increase) decrease in loans	(11,017)	(412)
Acquisition of bank cash	—	5,803
Proceeds from sale of premises and equipment	1,294	—
Proceeds from sale of other real estate owned	343	—
Acquisition of premises and equipment	(1,329)	(515)

Net cash used for investing activities	(31,457)	(9,465)

FINANCING ACTIVITIES
Net increase in deposits	8,349	2,622
Net decrease in short-term borrowings	6,533	7,444
Proceeds from long-term borrowings	6,000	—
Repayment of long-term borrowings	(4)	(2,003)
Acquisition of treasury stock	(273)	(398)
Proceeds from issuance of common stock	283	191
Cash dividends paid	(1,689)	(1,053)

Net cash (used for) provided by financing activities	19,199	6,803

NET DECREASE IN CASH AND CASH EQUIVALENTS	(7,834)	(1,233)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	15,485	13,401

CASH AND CASH EQUIVALENTS, END OF PERIOD	$7,651	$12,168

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest paid	$6,763	$4,424
Income taxes paid	1,419	735
Loans transferred to other real estate owned	432	242
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
PRINCIPLES OF CONSOLIDATION
          The consolidated financial statements include the accounts of CCFNB Bancorp, Inc. and its wholly-owned subsidiary, First Columbia Bank & Trust Co. ( “Bank”). Columbia Financial Corporation (“CFC”), the former parent company of the Bank was acquired by CCFNB Bancorp, Inc. on July 18, 2008 and Columbia County Farmers National Bank (“CCFNB”) merged with and into the Bank on July 18, 2008. All significant inter-company balances and transactions have been eliminated in consolidation.
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
          Non-Accrual Loans — Generally, a loan is classified as non-accrual, with the accrual of interest on such a loan discontinued when the contractual payment of principal or interest has become 90-days past due or management has serious doubts about further collectability of principal or interest, even though the loan currently may be performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well-secured. When a loan is placed on non-accrual status, unpaid interest credited to income in the current year is reversed, and unpaid interest accrued in prior years is charged against the allowance for loan losses. Certain non-accrual loans may continue to perform wherein payments are still being received with those payments generally applied to principal. Non-accrual loans remain under constant scrutiny and if performance continues, interest income may be recorded on a cash basis based on management’s judgment as to collectability of principal.
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
MORTGAGE SERVICING RIGHTS
          The Bank originates and sells real estate loans to investors in the secondary mortgage market. After the sale, the Bank retains the right to service a portion of these loans. When originated mortgage loans are sold and servicing is retained, a servicing asset is capitalized based on relative fair value at the date of sale. Servicing assets are amortized as an offset to other fees in proportion to, and over the period of, estimated net servicing income. The unamortized cost is included in other assets in the accompanying consolidated balance sheets. The servicing rights are periodically evaluated for impairment based on their relative fair value.
JUNIOR SUBORDINATE DEBENTURES
          During 2006, CFC issued $4,640,000 in junior debentures due December 15, 2036 to Columbia Financial Statutory Trust I (Trust). On July 18, 2008, the Corporation became the successor to CFC and to this Trust, respectively. The Corporation owns all of the $140,000 in common equity of the Trust and the debentures are the sole asset of the Trust. The Trust, a wholly-owned unconsolidated subsidiary of the Corporation, issued $4,500,000 of floating-rate trust capital securities in a non-public offering in reliance on Section 4 (2) of the Securities Act of 1933. The floating-rate capital securities provide for quarterly distributions at a variable annual coupon rate, reset quarterly, based on the 3-month LIBOR plus 1.75%. The coupon rate was 2.05% at September 30,

2009 and 3.75% at December 31, 2008. The securities are callable by the Corporation, subject to any required regulatory approval, at par, after five years. The Corporation unconditionally guarantees the trust capital securities. The terms of the junior subordinated debentures and the common equity of the trust mirror the terms of the trust capital securities issued by the Trust.
INTANGIBLE ASSETS — GOODWILL
          Goodwill represents the excess for the purchase price over the fair market value of net assets acquired. The Corporation has recorded net goodwill of $7,937,000 at September 30, 2009 and December 31, 2008 related to the 2008 acquisition of Columbia Financial Corporation and it’s subsidiary, First Columbia Bank & Trust Co. In accordance with current accounting standards, goodwill is not amortized, but evaluated at least annually for impairment. Any impairment of goodwill results in a charge to income. The Corporation periodically assesses whether events or changes in circumstances indicate that the carrying amounts of goodwill and other intangible assets may be impaired. Goodwill is tested for impairment at the reporting unit level and an impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. The Company employs general industry practices in evaluating the impairment of its goodwill and other intangible assets. The Company calculates the value of goodwill using a combination of the following valuation methods: dividend discount analysis under the income approach, which calculates the present value of all excess cash flows plus the present value of a terminal value, the price/earnings multiple under the market approach and the change in control premium to market price approach. Management performed its annual review of goodwill at July 31, 2009. Based upon these reviews, management determined there was no impairment of goodwill at July 31, 2009. No assurance can be given that future impairment tests will not result in a charge to earnings.
INTANGIBLE ASSETS — CORE DEPOSIT
          The Corporation has an amortizable intangible asset related to the deposit premium paid for the acquisition of Columbia Financial Corporation’s subsidiary, First Columbia Bank & Trust Co. This intangible asset is being amortized on a sum of the years digits method over 10 years and has a carrying value of $2,919,000 and $3,411,000, net of accumulated amortization of $771,000 and $279,000, as of September 30, 2009 and December 31, 2008, respectively. The recoverability of the carrying value is evaluated on an ongoing basis, and permanent declines in value, if any, are charged to expense. Amortization of the core deposit intangible amounted to $492,000 and $112,000 for the nine months ended September 30, 2009 and 2008, respectively.
The estimated amortization expense of the core deposit intangible over its remaining life is as follows:

For the Year Ended:
Remainder of 2009	$151,000
2010	576,000
2011	509,000
2012	442,000
2013	374,000
Thereafter	867,000

Total	$2,919,000

OTHER REAL ESTATE OWNED
          Real estate properties acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value on the date of foreclosure establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less cost to sell and is included in other assets. Revenues derived from and costs to maintain the assets and subsequent gains and losses on sales are included in other non-interest income and expense. The amount of other real estate owned was $380,000 and $373,000 as of September 30, 2009 and December 31, 2008, respectively and is included in other assets in the accompanying consolidated balance sheets.
BANK OWNED LIFE INSURANCE
          The Corporation invests in Bank Owned Life Insurance (BOLI). Purchase of BOLI provides life insurance coverage on certain present and retired employees and directors with the Corporation being owner and primary beneficiary of the policies.
INVESTMENTS IN LIMITED PARTNERSHIPS
          The Corporation is a limited partner in three partnerships at September 30, 2009 that provide low income elderly housing in the Corporation’s geographic market area. The investments are accounted for under the effective yield method. Under the effective yield method, the Corporation recognizes tax credits as they are allocated and amortizes the initial cost of the investment to provide a constant effective yield over the period that the tax credits are allocated to the Corporation. Under this method, the tax credits allocated, net of any amortization of the investment in the limited partnerships, are recognized in the consolidated statements of income as a component of income tax expense. The amount of 2009 tax credits allocated to the Corporation were $140,000 and the amortization of the investments in limited partnerships was $119,000 and $28,000 for the nine months ended September 30, 2009 and

2008, respectively. The carrying value of the Corporation’s investments in limited partnerships was $727,000 and $845,000 as of September 30, 2009 and December 31, 2008, respectively.
INVESTMENT IN INSURANCE AGENCY
          The Corporation owns a 50 percent interest in a local insurance agency, a corporation organized under the laws of the Commonwealth of Pennsylvania. The income or loss from this investment is accounted for under the equity method of accounting. The carrying value of this investment as of September 30, 2009 and December 31, 2008 was $230,000 and $218,000, respectively, and is included in other assets in the accompanying consolidated balance sheets.
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
ADVERTISING COSTS
     It is the Corporation’s policy to expense advertising costs in the period in which they are incurred Advertising expense for the nine months ended September 30, 2009 and 2008 was approximately $135,000 and $77,000, respectively.
SUBSEQUENT EVENTS
     Management has evaluated subsequent events for reporting and disclosure in these financial statements through November 10, 2009, the date the financial statements were issued.
RECENT ACCOUNTING PRONOUNCEMENTS
          FASB ASC 105-10 — In June 2009, the Financial Accounting Standards Board (FASB) issued Statement No. 168 — The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (FASB ASC 105-10, Generally Accepted Accounting Principles). SFAS No. 168 replaces SFAS No. 162 and establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”). Rules and interpretive releases of the Securities and Exchange Commission under federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB Accounting Standards Codification (“ASC”) will be effective for financial statements that cover interim and annual periods ending after September 15, 2009. Other than resolving certain minor inconsistencies in current GAAP, the FASB Accounting Standards Codification is not intended to change GAAP, but rather to make it easier to review and research GAAP applicable to a particular transaction or accounting issue. Technical references to generally accepted accounting principles included in the Notes to Consolidated Financial Statements are provided under the new FASB ASC structure with the prior terminology included parenthetically.

          FASB ASC 805 — In December 2007, the FASB issued new guidance impacting FASB ASC 805, Business Combinations (SFAS No. 141(R) — Business Combinations). The new guidance establishes principles and requirements for how an acquiring corporation (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquired, (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.
          The Corporation was required to prospectively apply FASB ASC 805 to all business combinations completed on or after January 1, 2009. Early adoption is not permitted. For business combinations in which the acquisition date was before the effective date, the provisions of FASB ASC 805 will apply to the subsequent accounting for deferred income tax valuation allowances and income tax contingencies and will require any changes in those amounts to be recorded in earnings. The Corporation adopted FASB ASC 805 for any business combinations occurring at or subsequent to January 1, 2009. The adoption of this standard did not have a material impact on the Corporation’s consolidated financial condition, results of operations or liquidity.
          FASB ASC 810-10 — In December 2007, the FASB issued FASB ASC 810-10, Consolidation (Statement No. 160 — Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB 51). FASB ASC 810-10 establishes new accounting and reporting standards for noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. The new standard will require entities to classify noncontrolling interests as a component of stockholders’ equity and will require subsequent changes in ownership interest in a subsidiary to be accounted for as an equity transaction. Additionally, the new standard will require entities to recognize a gain or loss upon the loss of control of a subsidiary and to remeasure any ownership interest retained at fair value on that date. This statement also requires expanded disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The new standard is effective on a prospective basis for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which are required to be applied retrospectively. Early adoption is not permitted. The adoption of this standard did not have a material impact on the Corporation’s consolidated financial condition, results of operations or liquidity.
          FASB ASC 815-10 — In March 2008 the FASB issued FASB ASC 815-10, Derivatives and Hedging (Statement No. 161-Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133). FASB ASC 815-10 requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The new standard became effective for the Corporation on January 1, 2009. The adoption of this standard did not have a material impact on the Corporation’s consolidated financial position or results of operations.
          FASB ASC 855 — In May 2009, the FASB issued FASB ASC 855, Subsequent Events (Statement No. 164 — Subsequent Events). FASB ASC 855 established the period after the balance sheet date during which management shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements and the circumstances under which an entity shall recognize events or transactions that occur after the balance sheet date. FASB ASC 855 also requires disclosure of the date through which subsequent events have been evaluated. The Corporation adopted this standard for the interim reporting period ending June 30, 2009. The adoption of this standard did not have a material impact on the Corporation’s consolidated financial position or results of operations.
          FASB ASC 860 — In June 2009, the FASB issued new guidance impacting FASH ASC 860, Transfers and servicing (Statement No. 166 — Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140). The new guidance removes the concept of a qualifying special-purpose entity and limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire financial asset to an entity that is not consolidated with the transferor in the financial statements being presented and/or when the transferor has continuing involvement with the transferred financial asset. The new standard will become effective for the Corporation on January 1, 2010. The Corporation is currently evaluating the impact of adopting the new standard on the consolidated financial statements.
          FASB ASC 810-10 — In June 2009, the FASB issued new guidance impacting FASB ASC 810-10, Consolidation (Statement No. 167 — Amendments to FASB Interpretation No. 46 (R). The new guidance amends tests for variable interest entities to determine whether a variable interest entity must be consolidated. FASB ASC 810-10 requires an entity to perform an analysis to determine whether an entity’s variable interest or interests give it a controlling financial interest in a variable interest entity. This standard requires ongoing reassessments of whether an entity is the primary beneficiary of the variable interest entity and enhanced disclosures that provide more transparent information about an entity’s involvement with a variable interest entity. The new guidance will become effective for the Corporation on January 1, 2010 and the Corporation is currently evaluating the impact of adopting the standard on the consolidated financial statements.
          FASB ASC 715-20-50 — In December 2008, the FASB issued new guidance impacting FASB ASC 715-20-50, Compensation Retirement Benefits — Defined Benefit Plans — General (FASB Staff Position No. 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets). This provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The guidance requires disclosure of the fair value of each major category of plan assets for pension plans and other postretirement benefit plans. This standard becomes effective for the Corporation on January 1, 2010. The Corporation is currently evaluating the impact of adopting the new guidance on the consolidated financial statements, but it is not expected to have a material impact.
          FASB ASC 825-10-50 — In April 2009, the FASB issued new guidance impacting FASB ASC 825-10-50, Financial Instruments (FASB Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments). This guidance amends existing GAAP to require disclosures about fair values of financial instruments for interim reporting periods as well as in annual financial statements. The guidance also amends existing GAAP to require those disclosures in summarized financial information at interim reporting periods. The Corporation adopted this standard for the interim reporting period ending March 31, 2009.
          FASB ASC 320-10 — In April 2009, the FASB issued new guidance impacting FASB ASC 320-10, Investments — Debt and Equity Securities (FASB Staff Position No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments). This guidance amends the other-than-temporary impairment guidance in U. S. generally accepted accounting principles for debt securities. If an entity determines that it has an other-than temporary impairment on a security, it must recognize the credit loss on the security in the income statement. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. FASB ASC 320-10 expands disclosures about other-than-temporary impairment and requires that the annual disclosures in existing generally accepted accounting principles be made for interim reporting periods. The Corporation adopted this guidance for the interim reporting period ending March 31, 2009 and it did not have a material impact on the Corporation’s consolidated financial position or results of operations.
          FASB ASC 820 — In April 2009, the FASB issued new guidance impacting FASB ASC 820, Fair Value Measurements and Disclosures (FASB Staff Position No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly). This provides additional guidance on determining fair value when the volume and level of activity for the asset or liability have significantly decreased when compared with normal market activity of the asset or liability. A significant decrease in the volume or level of activity for the asset or liability is an indication that transactions or quoted prices may not be determinative of fair value because transactions may not be orderly. In that circumstance, further analysis of transactions or quoted prices is needed, and an adjustment to the transactions or quoted prices may be necessary to estimate fair value. The Corporation adopted this guidance for the interim reporting period ending March 31, 2009 and it did not have a material impact on the Corporation’s consolidated financial position or results of operations.
          SAB 111 — In April 2009, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 111 (“SAB 111”). SAB 111 amends Topic 5.M. in the Staff Accounting Bulletin series entitled Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities. On April 9, 2009, the FASB issued new guidance impacting FASB ASC 320-10, Investments — Debt and Equity Securities (FASB Staff Position No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments). SAB 111 maintains the previous views related to equity securities an amends Topic 5.M. to exclude debt securities from its scope. SAB 111 was effective for the Corporation as of March 31, 2009. There was no material impact to CCFNB Bancorp, Inc.’s consolidated financial position or results of operations upon adoption.
          SAB 112 — In June 2009, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 112 (“SAB 112”). SAB 112 revises or rescinds portions of the interpretative guidance included in the Staff Accounting Bulletin series in order to make the interpretive guidance consistent with recent pronouncements by the FASB, specifically FASB ASC 805 and FASB ASC 810-10 (SFAS No. 141 (R) and SAFAS No. 160). SAB 112 was effective for the Corporation as of June 30, 2009. There was no material impact to CCFNB Bancorp, Inc.’s consolidated financial position or results of operations upon adoption.
          FASB ASC 323 — In November 2008, the FASB Emerging Issues Task Force reached a consensus on FASB ASC 323, Investments — Equity Method and Joint Ventures (Issue No. 08-6, Equity Method Investment Accounting Considerations). The new guidance clarifies the accounting for certain transactions and impairment considerations involving equity method investments. An equity investor shall not separately test an investee’s underlying assets for impairment but will recognize its share of any impairment charge recorded by an investee in earning and consider the effect of the impairment on its investment. An equity investor shall account for a share issuance by an investee as if the investor had sold a proportionate share of its investment, with any gain or loss recognized in earnings. The new guidance became effective for the Corporation on January 1, 2009 and did not have a material impact on the Corporation’s consolidated financial position or results of operations.
          FASB ASC 350 — In November 2008, the FASB Emerging Issues Task Force reached a consensus on FASB ASC 350, Intangibles — Goodwill and Other (Issue No. 08-7, Accounting for Defensive Intangible Assets). The new guidance clarifies how to account for defensive intangible assets subsequent to initial measurement. The guidance applies to acquired intangible assets in situations in which an entity does not intend to actively use an asset but intends to hold the asset to prevent others from obtaining access to the asset. A defensive intangible asset should be accounted for as a separate unit of accounting with an expected life that reflects the consumption of the expected benefits related to that asset. The benefit from holding a defensive intangible asset is the direct and indirect cash flows resulting from the entity preventing others from using the asset. The new guidance was effective for intangible assets acquired on or after January 1, 2009 and did not have a material impact on the Corporation’s consolidated financial position or results of operations.
          FASB ASC 260-10 — In June 2008, the FASB issued new guidance impacting FASB ASC 260-10, Earnings Per Share (FSP No. EITF 03-06-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities). This new guidance concluded that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders and therefore are considered participating securities for purposes of computing earning per share. Entities that have participating securities that are not convertible into common stock are required to use the “two-class” method of computing earnings per share. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. This new guidance was effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. This new guidance became effective for the Corporation on January 1, 2009 and did not have a material impact on the Corporation’s consolidated financial position or results of operations.
          FASB ASC 820-10 — In August 2009, the FASB issued an update (ASC No. 1009-05, Measuring Liabilities at Fair Value) impacting FASB ASC 820-10, Fair Value Measurements and Disclosures. The update provides clarification about measuring liabilities at fair value in circumstances where a quoted price in an active market for an identical liability is not available and the valuation techniques that should be used. The update also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. This update became effective for the Corporation for the reporting period ending September 30, 2009 and did not have a material impact on the Corporation’s consolidate financial postion or results of operations.
          FASB ASC 820-10 — In September 2009, the FASB issued an update (ASC No. 2009-12, Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)) impacting FASB ASC 820-10, Fair Value Measurements and Disclosures. The amendments in this update permit, as a practical expedient, a reporting entity to measure the fair value of an investment (or its equivalent) if the net asset value of the investment is calculated in a manner consistent with the measurement principles of Topic 946, Financial Services-Investment Companies. The amendments in this update also require disclosures by major category of investment about the attributes of investments within the scope of the amendments in this update, such as the nature of an restrictions on the ability to redeem an investment on the measurement date. This update becomes effective for the Corporation for interim an annual reporting periods ending after December 15, 2009. The Corporation is currently evaluating the impact of adopting the new guidance on the consolidate financial statements, but it is not expected to have a material impact.
RECLASSIFICATIONS
          Certain amounts in the consolidated financial statements of the prior years have been reclassified to conform with presentations used in the 2009 consolidated financial statements. Such reclassifications had no effect on the Corporation’s consolidated financial condition or net income.
2. ALLOWANCE FOR LOAN LOSSES
          Changes in the allowance for loan losses for the nine months ended September 30, 2009 and 2008 were as follows:

(In Thousands)	2009	2008
Balance, beginning of year	$3,758	$1,437
Provision charged to operations	530	—
Allowance acquired	—	1,683
Loans charged off	(375)	(94)
Recoveries	21	29

Balance, September 30,	$3,934	$3,055

          As of September 30, 2009, the total recorded investment in loans that are considered to be impaired was $5,903,000. These impaired loans had a related allowance for loan losses of $503,000. No additional charge to operations was required to provide for the impaired loans since the total allowance for loan losses is estimated by management to be adequate to provide for the estimated loan loss as of September 30, 2009.
3. SHORT-TERM BORROWINGS
          Securities sold under agreements to repurchase and Federal Home Loan Bank advances generally represented overnight or less than 30-day borrowings. U.S. Treasury tax and loan notes for collections made by the Bank were payable on demand.

4. LONG-TERM BORROWINGS
          Long-term borrowings consist of advances due to the FHLB — Pittsburgh.
5. DEFERRED COMPENSATION PLANS
          The Bank has entered into certain non-qualified deferred compensation agreements with certain present and retired executive officers and directors. Expenses related to these non-qualified deferred compensation plans amounted to $131,000 and $116,000 for the nine month periods ended September 30, 2009 and 2008, respectively.
          On May 26, 2009, the Bank entered into a Supplemental Executive Retirement Benefit Agreement with the Chief Lending Officer. A copy of the agreement is attached to Form 8-K filed by the Corporation on May 28, 2009. There were no other substantial changes in other plans as disclosed in the 2008 Annual Report.
6. ACQUISITION
          On July 18, 2008, the Corporation completed its acquisition of Columbia Financial Corporation(“CFC”). Under the terms of the Agreement and Plan of Reorganization dated as of November 29, 2007, CFC merged with and into the Corporation; and the Corporation’s wholly-owned subsidiary, Columbia County Farmers National Bank merged with and into the Bank. The Corporation acquired 100% of the outstanding shares of CFC for a total purchase price of $26,316,000. The transaction was accounted for in accordance with FASB ASC 805, Business Combinations (SFAS No. 141- Business Combinations). In connection therewith, the Corporation issued approximately 1,030,286 shares of its common stock and paid cash of approximately $3,000 in lieu of the issuance of fractional shares in exchange for all of the issued and outstanding shares of CFC common stock. Assets and liabilities of CFC are recorded at estimated fair values as of the acquisition date and the results of the acquired entity operations are included in income from that date. The fair values of acquired assets and liabilities, including identified intangible assets, were finalized as quickly as possible following the acquisition. The CFC purchase price allocation is complete.
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
          The Corporation may require collateral or other security to support financial instruments with off-balance sheet credit risk. The contract or notional amounts at September 30, 2009 and December 31, 2008 were as follows:

(In Thousands)	2009	2008
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$82,474	$68,412
Standby letters of credit	2,938	3,064
Dealer floor plans	1,389	1,129
Loans held for sale	1,420	72
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
          The Corporation granted commercial, consumer and residential loans to customers primarily within Pennsylvania. Of the total loan portfolio at September 30, 2009, 82.2% was for real estate loans. It was the opinion of management that this high concentration did not pose an adverse credit risk. Further, it is management’s opinion that the remainder of the loan portfolio was balanced and diversified to the extent necessary to avoid any significant concentration of credit.
8. FAIR VALUE MEASUREMENTS
          Effective January 1, 2008, the Corporation adopted FASB ASC 820-10 (SFAS No. 157), which, among other things, requires enhanced disclosures about assets and liabilities carried at fair value. FASB ASC 820-10 establishes a hierarchal disclosure framework associated with the level of pricing observability utilized in measuring assets and liabilities at fair value. The standard describes three levels of inputs that may be used to measure fair values:
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
          The following table presents the assets reported on the consolidated statements of financial condition at their fair value as of September 30, 2009 by level within the fair value hierarchy. As required by FASB ASC 820-10, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	September 30, 2009
(In Thousands)	Level I	Level II	Level III	Total
Assets:
Investment Securities, available-for-sale	$1,903	$216,680	$—	$218,583
          At September 30, 2009, investments measured at fair value on a recurring basis and the valuation methods used are as follows:

(In Thousands)	Level I	Level II	Level III	Total
Available for sale securities
Obligation of US Government Agencies
Mortgage-backed	$—	$141,578	$—	$141,578
Other	—	59,062	—	59,062
Obligations of state and political subdivisions	—	13,056	—	13,056
Equity securities	1,903	—	—	1,903
Restricted equity securities	—	2,984	—	2,984

	$1,903	$216,680	$—	$218,583

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
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders of CCFNB Bancorp, Inc.:
          We have reviewed the accompanying consolidated balance sheet of CCFNB Bancorp, Inc. and Subsidiary as of September 30, 2009, the related consolidated statements of income for the three and nine month periods ended September 30, 2009 and 2008 and changes in stockholders’ equity and cash flows for the nine-month periods ended September 30, 2009 and 2008. These consolidated interim financial statements are the responsibility of the management of CCFNB Bancorp, Inc. and Subsidiary.
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
November 10, 2009

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
          The following discussion and analysis should be read in conjunction with the detailed information and consolidated financial statements, including notes thereto, included elsewhere in this Form 10Q. Our consolidated financial condition and results of operations are essentially those of our subsidiary, the Bank. Therefore, the analysis that follows is directed to the performance of the Bank.
RESULTS OF OPERATIONS
NET INTEREST INCOME
2009 vs. 2008
          Tax-equivalent net interest income increased $6.0 million to $15.0 million for the nine months ended September 30, 2009. Reported tax-equivalent interest income increased $7.5 million to $21.6 million for the nine months ended September 30, 2009. The increase primarily resulted from the acquisition of Columbia Financial Corporation (“CFC”) as described in Note 6 of the Notes to the Consolidated Financial Statements included in Item 1 of this Form 10-Q. The acquisition of CFC contributed to an increase in net loans in the amount of $160.7 million, an increase in investment securities in the amount of $138.3 million, an increase in federal funds sold in the amount of $517,000, and an increase in interest-bearing deposits in other banks of $129,000. Reported interest expense increased $1.5 million or 30.3 percent to $6.6 million. The acquisition of CFC contributed an increase in deposits in the amount of $264.7 million, an increase in other borrowings of $31.9 million, and an increase of $4.6 million in junior subordinate debentures.
          Net interest margin decreased to 3.77 percent at September 30, 2009 from 3.85 percent at September 30, 2008. The net decrease in margin resulted primarily from the yield on interest-bearing deposits decreasing 46 basis points to 1.95 percent at September 30, 2009 while the yield on total borrowings decreased 130 basis points to 1.75 percent at September 30, 2009. A decrease of 144 basis points on the short-term borrowings for the nine months ended September 30, 2009 was the primary reason for the yield decrease in the total borrowings as the long-term borrowing yield decreased 75 basis points over the same period. The short-term borrowing had an average balance of $46.5 million and $35.7 million as of September 30, 2009 and 2008, respectively. The yield decreases were driven by the rate decreases enacted throughout 2008 by the Federal Open Market Committee (FOMC) as well as local market competition. The yield on interest-earning assets decreased 58 basis points to 5.42 percent for the nine months ended September 30, 2009. The yield on total loans decreased 62 basis points to 6.12 percent for the nine months ended September 30, 2009.
          The following Average Balance Sheet and Rate Analysis table presents the average assets, actual income or expense and the average yield on assets, liabilities and stockholders’ equity for the nine months ended September 30, 2009 and 2008.

AVERAGE BALANCE SHEET AND RATE ANALYSIS
NINE MONTHS ENDED SEPTEMBER 30,

	2009			2008
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
(In Thousands)	(1)			(1)
ASSETS:
Tax-exempt loans	$19,684	$834	5.66%	$14,994	$750	6.69%
All other loans	306,078	14,086	6.15%	190,492	9,614	6.75%

Total loans (2)(3)(4)	325,762	14,920	6.12%	205,486	10,364	6.74%

Taxable securities	184,914	6,243	4.50%	93,239	3,309	4.73%
Tax-exempt securitites (3)	10,745	422	5.24%	5,205	248	6.35%

Total securities	195,659	6,665	4.54%	98,444	3,557	4.82%

Federal funds sold	9,883	11	0.15%	—	—	0.00%
Interest-bearing deposits	551	1	0.24%	9,870	176	2.38%

Total interest-earning assets	531,855	21,597	5.42%	313,800	14,097	6.00%

Other assets	44,599			25,220

TOTAL ASSETS	$576,454			$339,020

LIABILITIES:
Savings	$56,307	168	0.40%	$33,760	101	0.40%
Now deposits	68,789	75	0.15%	41,056	86	0.28%
Money market deposits	44,278	353	1.07%	16,570	190	1.53%
Time deposits	226,875	5,179	3.05%	130,352	3,628	3.72%

Total deposits	396,249	5,775	1.95%	221,738	4,005	2.41%

Short-term borrowings	46,535	254	0.73%	35,684	580	2.17%
Long-term borrowings	11,603	462	5.32%	9,508	432	6.07%
Junior subordinate debentures	4,640	104	3.00%	1,087	44	5.41%

Total borrowings	62,778	820	1.75%	46,279	1,056	3.05%

Total interest-bearing liabilities	459,027	6,595	1.92%	268,017	5,061	2.52%

Demand deposits	51,004			29,061
Other liabilities	3,656			2,340
Stockholders’ equity	62,767			39,602

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$576,454			$339,020

Interest rate spread (6)			3.50%			3.48%

Net interest income/margin (5)		$15,002	3.77%		$9,036	3.85%

(1)	Average volume information was compared using daily (or monthly) averages for interest-earning and bearing accounts. Certain balance sheet items utilized quarter-end balances for averages.

(2)	Interest on loans includes fee income.

(3)	Tax exempt interest revenue is shown on a tax-equivalent basis using a statutory federal income tax rate of 34 percent for 2009 and 2008.

(4)	Nonaccrual loans have been included with loans for the purpose of analyzing net interest earnings.

(5)	Net interest margin is computed by dividing annualized net interest income by total interest earning assets.

(6)	Interest rate spread represents the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.

Reconcilement of Taxable Equivalent Net Interest Income
For the Nine Months Ended September 30,

(In Thousands)	2009	2008
Total interest income	$21,278	$13,757
Total interest expense	6,595	5,061

Net interest income	14,683	8,696
Tax equivalent adjustment	319	340

Net interest income (fully taxable equivalent)	$15,002	$9,036

Rate/Volume Analysis
          To enhance the understanding of the effects of volumes (the average balance of earning assets and costing liabilities) and average interest rate fluctuations on the balance sheet as it pertains to net interest income, the table below reflects these changes for 2009 versus 2008:

	Nine Months Ended September 30,
	2009 vs 2008
	Increase (Decrease)
	Due to
(In Thousands)	Volume	Rate	Net
Interest income:
Loans, tax-exempt	$199	$(115)	$84
Loans	5,319	(847)	4,472
Taxable investment securities	3,095	(161)	2,934
Tax-exempt investment securities	218	(44)	174
Federal funds sold	11	—	11
Interest bearing deposits	(17)	(158)	(175)

Total interest-earning assets	8,825	(1,325)	7,500

Interest expense:
Savings	67	—	67
NOW deposits	30	(41)	(11)
Money market deposits	221	(58)	163
Time deposits	2,203	(652)	1,551
Short-term borrowings	59	(385)	(326)
Long-term borrowings, FHLB	83	(53)	30
Junior subordinate debentures	80	(20)	60

Total interest-bearing liabilities	2,743	(1,209)	1,534

Change in net interest income	$6,082	$(116)	$5,966

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
          Although management believes that it uses the best information available to make such determinations and that the allowance for loan losses is adequate at September 30, 2009, future adjustments could be necessary if circumstances or economic conditions differ substantially from the assumptions used in making the initial determinations. A downturn in the local economy or employment and delays in receiving financial information from borrowers could result in increased levels of nonperforming assets and charge-offs, increased loan loss provisions and reductions in interest income. Also, as part of the examination process, bank regulatory agencies periodically review the Bank’s loan loss allowance. The bank regulators could require the recognition of additions or reductions to the loan loss allowance based on their judgment of information available to them at the time of their examination.
          The provision for loan losses amounted to $530,000 and $0 for the nine months ended September 30, 2009 and 2008, respectively. Management concluded the increase of the provision was appropriate considering the gross loan growth experience of $11,031,000, increases in nonperforming assets, and the general downturn in the national economy. Utilizing the resources noted above, management concluded that the allowance for loan losses remains at a level adequate to provide for probable losses inherent in the loan portfolio.
NON-INTEREST INCOME
2009 vs. 2008
          Total non-interest income increased $1.9 million or 99.8 percent to $3.8 million for the nine months ended September 30, 2009. The increase primarily resulted from the acquisition of CFC as described in Note 6 of the Notes to the Consolidated Financial Statements included in Item 1 of this Form 10-Q. The service charges and fees increased $454,000 or 57.0 percent to $1.3 million for the nine months ended September 30, 2009. Gain on sale of loans increased $353,000 or 182.0 percent from $194,000 in 2008 to $547,000 in 2009. Brokerage income increased $16,000 or 9.2 percent from $174,000 in 2008 to $190,000 in 2009. Trust income increased $245,000 or 112.9 percent from $217,000 in 2008 to $462,000 in 2009. Other income increased $545,000 from $565,000 in 2008 to $1.1 million in 2009 primarily as a result of $183,000 in gains recorded on the sale of property and equipment as well as increased ATM transaction revenue and related surcharges.

	For The Nine Months Ended
	September 30, 2009		September 30, 2008		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Service charges and fees	$1,251	32.8%	$797	41.8%	$454	57.0%
Gain on sale of loans	547	14.3	194	10.2	353	182.0
Earnings on bank-owned life insurance	324	8.5	244	12.8	80	32.8
Brokerage and insurance	190	5.0	174	9.1	16	9.2
Trust	462	12.1	217	11.4	245	112.9
Investment security losses	(71)	(1.9)	(283)	(14.8)	212	(74.9)
Other	1,110	29.2	565	29.5	545	96.5

Total non-interest income	$3,813	100.0%	$1,908	100.0%	$1,905	99.8%

NON-INTEREST EXPENSE
2009 vs. 2008
          Total non-interest expense increased $4.3 million or 56.1 percent from $7.7 million in 2008 to $12.0 million in 2009. The increases primarily resulted from the acquisition of CFC as described in Note 6 of the Notes to the Consolidated Financial Statements included in Item 1 of this Form 10-Q. Salaries and employee benefits increased $1.4 million or 33.5 percent for the nine months ended September 30, 2009. Professional fees increased $65,000 or 17.0 percent from $382,000 in 2008 to $447,000 in 2009. FDIC assessments increased $514,000 due to the imposition of a 5 basis point special assessment and an increase in the regular quarterly assessment rate. Other expenses, Occupancy, Furniture and Equipment, and Directors fees all experienced net increases as a result of the CFC acquisition.
          One standard to measure non-interest expense is to express annualized non-interest expense as a percentage of average total assets. As of September 30, 2009 this percentage was 2.77 percent compared to 3.02 percent in 2008.

	For The Nine Months Ended
	September 30, 2009		September 30, 2008		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Salaries	$4,776	39.8%	$3,056	39.8%	$1,720	56.3%
Employee benefits	1,232	10.3	1,595	20.8	(363)	(22.8)
Occupancy	810	6.8	496	6.5	314	63.3
Furniture and equipment	944	7.9	583	7.6	361	61.9
State shares tax	400	3.3	277	3.6	123	44.4
Professional fees	447	3.7	382	5.0	65	17.0
Directors fees	215	1.8	152	2.0	63	41.4
FDIC assessments	543	4.5	29	0.4	514	1,772.4
Other	2,621	21.9	1,111	14.3	1,510	135.9

Total non-interest expense	$11,988	100.0%	$7,681	100.0%	$4,307	56.1%

FINANCIAL CONDITION
          Our consolidated assets at September 30, 2009 were $592.9 million which represented an increase of $24.6 million from $568.3 million at December 31, 2008.
          Gross loans increased 3.4 percent from $320.1 million at December 31, 2008 to $331.1 million at September 30, 2009.
          The loan-to-deposit ratio is a key measurement of liquidity. Our loan-to-deposit ratio increased during 2009 to 74.8 percent compared to 73.7 percent at December 31, 2008.
INVESTMENTS
          All of our securities are available-for-sale and are carried at estimated fair value. Available-for-sale securities are reported on the consolidated balance sheet at fair value with an offsetting adjustment to deferred taxes. The possibility of material price volatility in a changing interest rate environment is offset by the availability to the bank of restructuring the portfolio for gap positioning at any time through the securities classified as available-for-sale. The impact of the fair value accounting was an unrealized gain, net of tax, on September 30, 2009 of $2,764,000 compared to an unrealized gain, net of tax, on December 31, 2008 of $1,622,000, which represents an unrealized gain, net of tax, of $1,142,000 for the nine months ended September 30, 2009. The following table shows the amortized cost and estimated fair value of the investment securities as of the dates shown:

	September 30, 2009
		Estimated
	Amortized	Fair
(In Thousands)	Cost	Value
Obligation of U.S.Government Corporations and Agencies:
Mortgage-backed	$137,500	$141,578
Other	58,521	59,062
Obligations of state and political subdivisions	12,839	13,056

Total debt securities	208,860	213,696
Marketable equity securities	2,551	1,903
Restricted equity securities	2,984	2,984

Total investment securities AFS	$214,395	$218,583

	December 31, 2008
		Estimated
	Amortized	Fair
(In Thousands)	Cost	Value
Obligation of U.S.Government Corporations and Agencies:
Mortgage-backed	$116,357	$118,046
Other	63,031	64,080
Obligations of state and political subdivisions	9,944	9,994

Total debt securities	189,332	192,120
Marketable equity securities	2,623	2,293
Restricted equity securities	2,167	2,167

Total investment securities AFS	$194,122	$196,580

LOANS
          The loan portfolio increased 3.4 percent from $320.1 million at December 31, 2008 to $331.1 million at September 30, 2009. The percentage distribution in the loan portfolio was 82.2 percent in real estate loans at $272.3 million; 9.5 percent in commercial loans at $31.3 million; 2.4 percent in consumer loans at $7.9 million; and 5.9 percent in tax exempt loans at $19.6 million.
          The following table presents the breakdown of loans by type as of the date indicated:

			Change
(In Thousands)	September 30, 2009	December 31, 2008	Amount	%

Commercial, financial and agricultural	$31,305	$27,165	$4,140	15.2%
Tax-exempt	19,558	16,762	2,796	16.7
Real estate	267,172	262,539	4,633	1.8
Real estate construction	5,087	5,307	(220)	(4.1)
Installment loans to individuals	7,893	8,202	(309)	(3.8)
Add (deduct): Unearned discount	(18)	(24)	6	(25.0)
Unamortized loan costs, net of fees	102	117	(15)	(12.8)

Gross loans	$331,099	$320,068	$11,031	3.4%

          The following table presents the percentage distribution of loans by category as of the date indicated:

	September 30, 2009	December 31, 2008
Commercial, financial and agricultural	9.5%	8.5%
Tax-exempt	5.9	5.2
Real estate	80.7	82.1
Real estate construction	1.5	1.7
Installment loans to individuals	2.4	2.5

Gross loans	100.0%	100.0%

ALLOWANCE FOR LOAN LOSSES
          The allowance for loan losses was $3.9 million at September 30, 2009, compared to $3.1 million at September 30, 2008. This allowance equaled 1.19 percent and .94 percent of total loans, net of unearned income, as of September 30, 2009 and 2008, respectively. The loan loss reserve is analyzed quarterly and reviewed by the Bank’s Board of Directors. No concentration or apparent deterioration in classes of loans or pledged collateral was evident. Semi-monthly loan meetings with the Bank’s Director Loan Committee reviewed new loans. Delinquent loans, loan exceptions and certain large loans are addressed by the full Board no less than monthly to determine compliance with policies. Allowance for loan losses was considered adequate based on delinquency trends and actual loans written as it relates to the loan portfolio.
          The following table presents a summary of the Bank’s loan loss experience as of the dates indicated:

	For the Nine Months Ended September 30,
(In Thousands)	2009	2008
Average Loans Outstanding during the period	$325,762	$205,486

Balance, beginning of year	$3,758	$1,437
Provision charged to operations	530	—
Allowance acquired	—	1,683

Loans charged off:
Commercial, financial, and agricultural	(114)	—
Real estate mortgages	(233)	—
Installment loans to indiviuals	(28)	(94)

Recoveries:
Commercial, financial, and agricultural	1	—
Real estate mortgages	9	2
Installment loans to indiviuals	11	27

Balance, end of period	$3,934	$3,055

Net charge-offs to Average loans outstanding during the period	-0.11%	-0.03%

NON-PERFORMING LOANS
          As of September 30, 2009, loans 30-89 days past due totaled $1.8 million compared to $1.6 million at December 31, 2008. Non-accrual loans totaled $5.8 million at September 30, 2009 and $4.5 at December 31, 2008. Overall, past due and non-accrual loans increased $1.7 million to $7.8 million at September 30, 2009 from $6.1 million at December 31, 2008.
          The following table presents past due and non-accrual loans by loan type and in summary as of the dates indicated:

(In Thousands)	September 30, 2009	December 31, 2008

Commercial, financial and agricultural
Days 30-89	$410	$61
Days 90 plus	126	—
Non-accrual	414	581
Real estate
Days 30-89	1,330	1,528
Days 90 plus	—	—
Non-accrual	5,358	3,780
Installment loans to individuals
Days 30-89	50	9
Days 90 plus	—	—
Non-accrual	63	92

	$7,751	$6,051

Days 30-89	$1,790	$1,598
Days 90 plus	126	—
Non-accrual	5,835	4,453

	$7,751	$6,051

Restructured loans still accruing	$380	$58

Other real estate owned	$380	$373

DEPOSITS
          Total deposits increased by 1.9 percent from $434.3 million at December 31, 2008 to $442.7 million at September 30, 2009. Savings deposits increased 1.3 percent to $55.4 million at September 30, 2009 from $54.7 million at December 31, 2008. Money market deposits increased 12.5 percent to $41.7 million as of September 30, 2009 from $37.1 million as of December 31, 2008. Interest bearing NOW accounts increased 1.7 percent from $63.8 million at December 31, 2008 to $64.8 million at September 30, 2009.
          The actual balances and average rate paid on deposits are summarized as follows:

	September 30, 2009		December 31, 2008
		Average		Average	Change
(In Thousands)	Balance	Rate	Balance	Rate	Amount	%
Non-interest bearing	$49,562	—%	$52,460	—%	$(2,898)	(5.5)%
Savings	55,431	0.40	54,717	0.40	714	1.3
Now deposits	64,846	0.15	63,776	0.27	1,070	1.7
Money market deposits	41,743	1.12	37,120	1.66	4,623	12.5
Time deposits	231,076	3.15	226,236	3.53	4,840	—

Total deposits	$442,658	1.82%	$434,309	2.07%	$8,349	1.9%

BORROWED FUNDS
          Short-term borrowings, including securities sold under agreements to repurchase and day-to-day FHLB — Pittsburgh borrowings increased 11.8 percent from $55.5 million at December 31, 2008 to $62.0 million at September 30, 2009. Long-term borrowings increased $6.0 million from $9.1 million at December 31, 2008 to $15.1 million at September 30, 2009.

	September 30, 2009		December 31, 2008		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Short-term borrowings:
FHLB repurchase agreements	$—	—%	$—	—%	$—	—%
Short-term borrowings, FHLB	—	—	—	—	—	—
Securities sold under agreement to repurchase	61,995	75.8	55,462	80.1	6,533	11.8

Total short-term borrowings	61,995	75.8%	55,462	80.1%	6,533	11.8
Junior subordinate debentures	4,640	5.7	4,640	6.7	—	—
Long-term borrowings, FHLB	15,129	18.5	9,133	13.2	5,996	65.7

Total borrowed funds	$81,764	100.0%	$69,235	100.0%	$12,529	18.1%

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
          As of September 30, 2009, the Bank was categorized as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios.
          Our actual consolidated capital amounts and ratios as of September 30, 2009 and December 31, 2008 are in the following table:

	2009		2008
(In Thousands)	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-weighted Assets)

Actual	$58,896	17.8%	$55,851	16.5%
For Capital Adequacy Purposes	26,404	8.0	27,112	8.0
To Be Well-Capitalized	33,005	10.0	33,890	10.0

Tier I Capital (to Risk-weighted Assets)

Actual	$54,962	16.7%	$52,083	15.4%
For Capital Adequacy Purposes	13,202	4.0	13,556	4.0
To Be Well-Capitalized	19,803	6.0	20,334	6.0

Tier I Capital (to Average Assets)

Actual	$54,962	9.7%	$52,083	9.3%
For Capital Adequacy Purposes	22,624	4.0	22,476	4.0
To Be Well-Capitalized	28,280	5.0	28,095	5.0
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
          At September 30, 2009, our cumulative gap positions and the potential earnings change resulting from a 200 basis point change in rates were both within the internal risk management guidelines.
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
          The CEO and CFO have evaluated the changes to our internal controls over financial reporting that occurred during our fiscal Quarter Ended September 30, 2009, as required by paragraph (d) Rules 13a — 15 and 15d — 15 under the Securities Exchange Act of 1934, as amended, and have concluded that there were no changes that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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
          In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1.A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results. At September 30, 2009 the risk factors of the Corporation have not changed materially from those in our Annual Report on Form 10-K. However, the risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

	Total	Average	Total Number of	Maximum Number (or
	Number of	Price Paid	Shares (or Units)	Approximate Dollar Value)
	Shares (or	per Share	Purchased as Part of	of Shares (or Units) that
	Units)	(or Units)	Publicly Announced	May Yet Be Purchased
Period	Purchased	Purchased	Plans or Programs (1)	Under the Plans or Programs
Month #1 (July 1 - July 31, 2009)	3,500	$21.75	3,500	189,500

Month #2 (August 1 - August 31, 2009)	—	—	—	189,500

Month #3 (September 1 - September 30, 2009)	2,000	22.50	2,000	187,500

(1)	This program was announced in 2009 and represents the third buy-back program. The Board of Directors approved the purchase of 200,000 shares. There was no expiration date associated with this program.

Item 3.	Defaults Upon Senior Securities
          Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders
          None

Item 5.	Other Information
          None

Item 6.	Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report on Form 10-Q for the period ended September 30, 2009, to be signed on its behalf by the undersigned thereunto duly authorized.

CCFNB BANCORP, INC. (Registrant)
By	/s/ Lance O. Diehl
Lance O. Diehl
President and CEO

Date: November 10, 2009

By	/s/ Jeffrey T. Arnold
Jeffrey T. Arnold, CPA, CIA
Chief Financial Officer

Date: November 10, 2009