Form 10-K
period 2009-12-31
CCFNB BANCORP INC
filed 2010-03-26
CIK 731122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year-ended December 31, 2009
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
Registrant’s telephone number, including area code: (570) 784-4400
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $1.25 per share
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to section 13 or section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter, $48,195,601 as of June 30, 2009.
As of March 9, 2010, the Registrant had outstanding 2,241,250 shares of its common stock, par value $1.25 per share.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement prepared in connection with its annual meeting of Shareholders to be held May 11, 2010, are incorporated by reference into parts III and IV of this report.

CCFNB BANCORP, INC.
FORM 10-K

PART I

Item 1.	Business
General
     We are a registered financial holding company, bank holding company, and Pennsylvania business corporation, and are headquartered in Bloomsburg, Pennsylvania. We have one wholly-owned bank subsidiary which is First Columbia Bank & Trust Co.(the “Bank”). A substantial part of our business consists of the management and supervision of the Bank. Our principal source of income is dividends paid by the Bank. At December 31, 2009, we had approximately:
•	$602 million in total assets;

•	$330 million in gross loans;

•	$462 million in deposits; and

•	$65 million in stockholders’ equity.
     The Bank is a state-chartered bank whose deposits are insured by the Bank Insurance Fund of the FDIC. The Bank is a full-service commercial bank providing a range of services and products, including time and demand deposit accounts, consumer, commercial and mortgage loans to individuals and small to medium-sized businesses in its Northcentral Pennsylvania market area. The Bank also operates a full-service trust department. Third-party brokerage services are also resident in the Bank’s office in Lightstreet, Pennsylvania. At December 31, 2009, the Bank had 13 branch banking offices which are located in the Pennsylvania counties of Columbia, Luzerne, and Northumberland.
     We consider our branch banking offices to be a single operating segment, because these branches have similar:
•	economic characteristics,

•	products and services,

•	operating processes,

•	delivery systems,

•	customer bases, and

•	regulatory oversight.
     We have not operated any other reportable operating segments in the 3-year period ended December 31, 2009. We have combined financial information for our third-party brokerage operation with our financial information, because this company does not meet the quantitative threshold for a reporting operating segment.
     We hold a 50 percent interest in a local insurance agency. The name of this agency is Neighborhood Group, Inc. and trades under the fictitious name of Neighborhood Advisors (insurance agency). Through this joint venture, we sell insurance products and services. We account for this local insurance agency using the equity method of accounting.
     As of December 31, 2009, we had 180 employees on a full-time equivalent basis. The Corporation and the Bank are not parties to any collective bargaining agreement and employee relations are considered to be good.
     On July 18, 2008, the Corporation completed its acquisition of Columbia Financial Corporation(“CFC”). Under the terms of the Agreement and Plan of Reorganization dated as of November 29, 2007, CFC merged with and into the Corporation; and the Corporations’ wholly-owned subsidiary, Columbia County Farmers National Bank merged with and into the Bank. The Corporation acquired 100% of the outstanding shares of CFC for a total purchase price of $26,316,000. The transaction was accounted for in accordance with FASB ASC 805, Business Combinations (SFAS No. 141-Business Combinations). In connection therewith, the

Corporation issued approximately 1,030,286 shares of its common stock and paid cash of approximately $3,000 in lieu of the issuance of fractional shares in exchange for all of the issued and outstanding shares of CFC common stock. Assets and liabilities of CFC were recorded at estimated fair values as of the acquisition date and the results of the acquired entity operations are included in income from that date. The fair values of acquired assets and liabilities, including identified intangible assets, were finalized as quickly as possible following the acquisition. The CFC purchase price allocation is complete.
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
Intercompany Transactions
     Various governmental requirements, including Sections 23A and 23B of the Federal Reserve Act and Regulation W of the Federal Reserve Board, limit borrowings by us from the Bank and also limit various other transactions between us and the Bank. For example, Section 23A of the Federal Reserve Act limits to no more than ten percent of its total capital the aggregate outstanding amount of the Bank’s loans and other “covered transactions” with any particular non-bank affiliate (including a financial subsidiary) and limits to no more than 20 percent of its total capital the aggregate outstanding amount of the Bank’s covered transactions with all of its affiliates (including financial subsidiaries). At December 31, 2009, approximately $5.6 million was available for loans to us from the Bank. Section 23A of the Federal Reserve Act also generally requires that the Bank’s loans to its non-bank affiliates (including financial subsidiaries) be secured, and Section 23B of the Federal Reserve Act generally requires that the Bank’s transactions with its non-bank affiliates (including financial subsidiaries) be on arm’s-length terms. Also, we, the Bank, and any financial subsidiary are prohibited from engaging in certain “tie-in” arrangements in connection with extensions of credit or provision of property or services.
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
Allowance For Loan Losses
     Commercial loans and commercial real estate loans comprised 52.8 percent of our total consolidated loans as of December 31, 2009. Commercial loans are typically larger than residential real estate loans and consumer loans. Because our loan portfolio contains a significant number of commercial loans and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans may cause a significant increase in nonperforming loans. An increase in nonperforming loans could result in a loss of earnings from these loans and an increase in the provision for loan losses and loan charge-offs.
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
     In evaluating our allowance for loan losses, we divide our loans into the following categories:
•	commercial, financial, and agricultural

•	real estate mortgages,

•	consumer, and

•	unallocated.
     We evaluate some loans as a group and some individually. We use the following criteria in choosing loans to be evaluated individually:
•	by risk profile, and

•	by past due status.
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
Deposits. We offer a variety of deposit accounts with a range of interest rates and terms. We currently offer savings accounts, NOW accounts, money market accounts, demand deposit accounts and certificates of deposit. The flow of deposits is influenced significantly by general economic conditions, changes in prevailing interest rates, pricing of deposits and competition. Our deposits are primarily obtained from areas surrounding our banking offices. We rely primarily on marketing, new products, service and long-standing relationships with customers to attract and retain these deposits. At December 31, 2009, our deposits totaled $462 million.
     When we determine the levels of our deposit rates, consideration is given to local competition, yields of U.S. Treasury securities and the rates charged for other sources of funds. We have maintained a high level of core deposits, which has contributed to our low cost of funds. Core deposits include savings, money market, NOW and demand deposit accounts, which, in the aggregate, represented 49.5 percent of total deposits at December 31, 2009 and 48.0 percent of total deposits at December 31, 2008.
     We are not dependent for deposits nor exposed by loan concentrations to a single customer, or to a small group of customers of which the loss of any one or more would have a materially adverse effect on our financial condition.
     For a further discussion of our deposits, please refer to Item 7 of this report under Management’s Discussion and Analysis of Financial Condition and Results of Operations at “Deposits,” as well as Note 7, Item 8 to this report.
Capital Requirements
     We are subject to risk-based capital requirements and guidelines imposed by the Federal Reserve Board. For this purpose, a bank holding company’s consolidated assets and certain specified off-balance sheet commitments are assigned to four risk categories, each weighted differently based on the level of credit risk that is ascribed to those assets or commitments. In addition, risk-weighted assets are adjusted for low-level recourse and market-risk equivalent assets. A bank’s or bank holding company’s capital, in turn, includes the following tiers:
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
     We, like other bank holding companies, are required to maintain Tier 1 and “Total Capital” (the sum of Tier 1 and Tier 2 capital, less certain deductions) equal to at least four percent and eight percent of our total risk-weighted assets (including certain off-balance sheet items, such as unused lending commitments and standby letters of credit), respectively. At December 31, 2009, we met both requirements, with Tier 1 and Total Capital equal to 16.4 percent and 17.6 percent of total risk-weighted assets.
     The Federal Reserve Board has adopted rules to incorporate market and interest rate risk components into their risk-based capital standards. Under these market-risk requirements, capital will be allocated to support the amount of market risk related to a financial institution’s ongoing trading activities.
     The Federal Reserve Board also requires bank holding companies to maintain a minimum “Leverage Ratio” (Tier 1 capital to adjusted total assets) of three percent if the bank holding company has the highest regulatory rating and meets certain other requirements, or of three percent plus an additional cushion of at least one to two percentage points if the bank holding company does not meet these requirements. At December 31, 2009, our leverage ratio was 9.8 percent.
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
     Failure to meet capital requirements could subject the Bank to a variety of enforcement remedies, including the termination of deposit insurance by the FDIC, and to certain restrictions on its business. The Federal Deposit Insurance Corporation Improvements Act of 1991 (“FDICIA”), among other things, identifies five capital categories for insured banks – well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized – and requires federal bank regulatory agencies to implement systems for “prompt corrective action” for insured banks that do not meet minimum capital requirements based on these categories. The FDICIA imposed progressively more restrictive constraints on operations, management, and capital distributions, depending on the category in which an institution is classified. Unless a bank is well capitalized, it is subject to restrictions on its ability to offer brokered deposits, on “pass-through” insurance coverage for certain of its accounts, and on certain other aspects of its operations. FDICIA generally prohibits a bank from paying any dividend or making any capital distribution or paying any management fee to its holding company if the bank would thereafter be undercapitalized. An undercapitalized bank is subject to regulatory monitoring and may be required to divest itself of or liquidate subsidiaries. Holding companies of such institutions may be required to divest themselves of such institutions or divest themselves of or liquidate other affiliates. An undercapitalized bank must develop a capital restoration plan, and its parent bank holding company must guarantee the bank’s compliance with the plan up to the lesser of five percent of the bank’s assets at the time it became undercapitalized or the amount needed to comply with the plan. Critically undercapitalized institutions are prohibited from making payments of principal and interest on subordinated debt and are generally subject to the mandatory appointment of a conservator or receiver.
Brokered Deposits
     Under FDIC regulations, no FDIC-insured bank can accept brokered deposits unless it (1) is well capitalized, or (2) is adequately capitalized and receives a waiver from the FDIC. In addition, these regulations prohibit any bank that is not well capitalized from paying an interest rate on brokered deposits in excess of three-quarters of one percentage point over certain prevailing market rates. As of December 31, 2009, the Bank held no brokered deposits.
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
     At December 31, 2009, approximately $18,517,000 was available for payment of dividends to us from the Bank.
     In addition, federal bank regulatory authorities have authority to prohibit the Bank from engaging in an unsafe or unsound practice in conducting its business. Depending upon the financial condition of the bank in question, the payment of dividends could be deemed to constitute an unsafe or unsound practice. The ability of the Bank to pay dividends in the future is currently influenced, and could be further influenced, by bank regulatory policies and capital guidelines. Accordingly, in 2010, without prior federal regulatory approval, the Corporation may declare dividends to Shareholders in the amount of the net income available to shareholders for the past four quarters, net of dividends paid during that period. As of December 31, 2009, the amount available for payment of dividends, without prior federal regulatory approval, was $3,559,000.
Deposit Insurance
     The FDIC is an independent federal agency that insures deposits, up to prescribed statutory limits, of federally insured banks and savings institutions and safeguards the safety and soundness of the banking and savings industries. The FDIC insures our customer deposits through the DIF up to prescribed limits for each depositor. Pursuant to the EESA, the maximum deposit insurance amount has been increased from $100,000 to $250,000 per depositor. The EESA, as amended by the Helping Families Save Their Homes Act of 2009, provides that the basic deposit insurance limit will return to $100,000 after December 31, 2013. The amount of FDIC assessments paid by each DIF member institution is based on its relative risk of default as measured by regulatory capital ratios and other supervisory factors. Pursuant to the Federal Deposit Insurance Reform Act of 2005, the FDIC is authorized to set the reserve ratio for the DIF annually at between 1.15% and 1.50% of estimated insured deposits. The FDIC may increase or decrease the assessment rate schedule on a semi-annual basis.
     The FDIC made several adjustments to the assessment rate during 2009 including a special assessment permitted under statutory authority granted in 2008. The assessment schedule published as of April 1, 2009 and effective for assessments on and after September 30, 2009 provides for assessment ranges, based upon risk assessment of each insured depository institution, of between 7 and 77.5 cents per $100 of domestic deposits. The Bank is currently in Risk Category 1, the lowest risk category, which provides for a base assessment range of 7 to 24 cents per $100 of domestic deposits. The special assessment was applicable to all insured depository institutions and totaled 5 basis points of each institution’s total assets less tier 1 capital as of June 30, 2009, not to exceed 10 basis points of domestic deposits.
     On November 21, 2008, the FDIC adopted a final rule relating to the Temporary Liquidity Guaranty Program, or TLG, Program. Under the TLG Program, the FDIC will (1) guarantee, through the earlier of maturity or June 30, 2012, certain newly issued senior unsecured debt issued by participating institutions on or after October 14, 2008 and before June 30, 2009 and (2) provide full FDIC deposit insurance coverage for non-interest bearing transaction deposit accounts, Negotiable Order of Withdrawal, or NOW, accounts paying 0.5% or less interest per annum and Interest on Lawyers Trust Accounts, or IOLTA, held at participating FDIC-insured institutions through June 30, 2010. On March 17, 2009, the FDIC extended the debt guarantee program through October 31, 2009. The Bank elected to participate in the deposit insurance coverage guarantee program. The Bank has not elected to participate in the unsecured debt guarantee program because more cost-effective liquidity sources are available to us. Coverage under the TLG Program was available for the first 30 days without charge. The fee assessment for deposit insurance coverage is 10 basis points per annum on amounts in covered accounts exceeding $250,000.
     All FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation, or FICO, an agency of the Federal government established to recapitalize the predecessor to the DIF. The FICO assessment rates, which are determined quarterly, averaged 0.01% of insured deposits in fiscal 2009. These assessments will continue until the FICO bonds mature in 2017.
     On November 17, 2009, the FDIC imposed a prepayment requirement on most insured depository organizations, requiring that the organizations prepay estimated quarterly risk-based assessments for the fourth quarter of 2009 and for each calendar quarter for calendar years 2010, 2011 and 2012. The FDIC has stated that the prepayment requirement was imposed in response to a negative balance in the DIF.
     The Bank made its prepayment on December 31, 2009 in the total amount of $2.0 million. The actual assessments becoming due from the Bank on the last day of each calendar quarter will be applied against the prepaid amount until the prepayment amount is exhausted. If the prepayment amount is not exhausted before June 30, 2013 any remaining balance will be returned to the Bank. The prepayment amount does not bear interest.
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
     After a review of the conditions and restrictions with respect to the TARP Capital Purchase Program, our Board of Directors decided not to participate in the CPP.
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
Community Reinvestment Act
     The Community Reinvestment Act of 1977, as amended (“CRA”), and the regulations promulgated to implement the CRA, are designed to create a system for bank regulatory agencies to evaluate a depository institution’s record in meeting the credit needs of its community. The Bank received a “satisfactory” rating in its last CRA examination which occurred in 2004.
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
     The Bank must also comply with a Pennsylvania law, Act 55 of 2001, the Mortgage Bankers and Brokers and Consumer Equity Protection Act. This Act addresses what is known as “predatory lending”, among other things, and is applicable to the Bank’s closed-end home equity mortgage loans, involving property located in Pennsylvania, in an amount less than $100 thousand made at a “high cost,” which is generally the rate and point triggers in the HOEPA. Those HOEPA triggers are:
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
Electronic Funds Transfers
     On November 17, 2009, the Federal reserve Board published a final rule amending Regulation E, which implements the Electronic Fund Transfer Act. The final rule limits the ability of financial institutions to access an overdraft fee for paying automated teller machine transactions and one-time debit card transactions that overdraw a customer’s account unless the customer affirmatively consents, or opts in, to the institution’s payment of overdrafts for these transactions.
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
The Bank
     The Bank’s legal headquarters are located at 232 East Street, Bloomsburg, Columbia County, Pennsylvania 17815. The Bank is a locally managed community bank that seeks to provide personal attention and professional financial assistance to its customers. The Bank serves the needs of individuals and small to medium-sized businesses. The Bank’s business philosophy includes offering direct access to its President and other officers and providing friendly, informed and courteous service, local and timely decision making, flexible and reasonable operating procedures and consistently-applied credit policies.
     The Bank solicits small and medium-sized businesses located primarily within the Bank’s market area that typically borrow in the $25,000 to $2.0 million range. In the event that certain loan requests may exceed the Bank’s lending limit to any one customer, the Bank seeks to arrange such loans on a participation basis with other financial institutions.
Marketing Area
     The Bank’s primary market area encompasses Columbia County, a 484 square mile area located in Northcentral Pennsylvania with a population of approximately 64,151 based on 2000 census data. The Town of Bloomsburg is Columbia County’s largest municipality and its center of industry and commerce. Bloomsburg has a population of approximately 12,375 based on 2000 census data, and is the county seat. Berwick, located on the eastern boundary of the Columbia County, is the second largest municipality, with a 2000 census data population of approximately 10,774. The Bank currently serves its market area through thirteen branch offices located in Bloomsburg, Benton, Berwick, Buckhorn, Catawissa, Elysburg, Hazelton, Lightstreet, Millville, Orangeville and Scott Township.
The Bank competes with other depository institutions in Columbia, Luzerne, and Northumberland Counties. The Bank’s major competitors are: First Keystone National Bank, PNC Bank and M & T Bank, as well as several credit unions.
     The Bank’s extended market area includes the adjacent Pennsylvania counties of Lycoming, Montour, Schuylkill and Sullivan.
Available Information
     We file reports, proxy, information statements and other information electronically with the SEC through the Electronic Data Gathering Analysis and Retrieval (EDGAR)filing system. You may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room located at 450 5th Street, N.W., Washington, DC 20549. You can obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The SEC’s website address is http://www.sec.gov. Our website address is http://www.firstcolumbiabank.com. Copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC may be obtained without charge by writing to CCFNB Bancorp, Inc., 232 East Street, Bloomsburg, PA 17815; Attn: Mr. Jeffrey T. Arnold, CFO and Treasurer.

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
     The Bank maintains an allowance for loan losses to provide for loan defaults and other classified loans due to unfavorable characteristics. The Bank’s allowance for loan losses may not be adequate to cover actual loan losses, and future provisions for loan losses could materially and adversely affect our operating results. The Bank’s allowance for loan losses is based on prior experience, as well as an evaluation of risks in the current portfolio. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, changes in borrowers’ creditworthiness, and the value of collateral securing loans and leases that may be beyond the Bank’s control, and these losses may exceed our current estimates. The FDIC and Pennsylvania Department of Banking review the Bank’s loans and allowance for loan losses and may require the Bank to increase its allowance. While we believe that the Bank’s allowance for loan losses is adequate to cover current losses, we cannot assure that the Bank will not further increase the allowance for loan losses or that the regulators will not require the Bank to increase the allowance. Either of these occurrences could adversely affect our earnings.
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
     We own all of the banking centers except 2 branch facilities and 2 ATM facilities, which we lease. See Footnote 14 at Item 8 for lease details. During 2009 we sold the 1016 West Front Street Berwick and the South Centre, PA former branch buildings. The remaining banking centers are described as follows:

	Approximate
Location	Square Footage	Own or Lease	Use
Red Rock Road, Benton, PA	2,814	Own	For Sale
Market Street, Benton, PA	4,672	Own	Banking Services
1919 W. Front Street, Berwick, PA	2,240	Own	Banking Services
Market Street, Berwick, PA		Own	Future expansion
1 Hospital Drive, Bloomsburg	120	Lease	ATM Facility
17 E. Main Street, Bloomsburg		Lease	ATM Facility
232 East Street, Bloomsburg	11,686	Own	Main Office and Bancorp Headquarters
Market Street, Bloomsburg	1,335	Lease	Banking Services
Buckhorn, PA	693	Lease	Banking Services (In Wal-Mart Supercenter)
Buckhorn, PA	3,804	Own	Banking Services
Catawissa, PA	1,558	Own	Banking Services
Catawissa, PA	2,804	Own	Residential
Elysburg, PA	2,851	Own	Banking Services
Millville, PA	2,520	Own	Banking Services
Orangeville, PA	2,259	Own	Banking Services
1199 Lightstreet Road, Scott Township, PA	16,500	Own	Banking Services, Financial Planning, IT and Deposit Operations
2691 Columbia Blvd, Scott Township, PA	3,680	Own	Banking Services
992 Central Road, Scott Township, PA	12,624	Own	Operations Center
West Hazleton, PA	3,015	Own	Banking Services
We consider our facilities to be suitable and adequate for our current and immediate future purposes.

Item 3.	Legal Proceedings
     We and the Bank are not parties to any legal proceedings that could have a material effect upon our financial condition or income. In addition, we and the Bank are not parties to any legal proceedings under federal and state environmental laws.

Item 4.	Submission of Matters to a Vote of Security Holders
     During the fourth quarter of 2009, no matters were submitted to a vote of security holders through a solicitation of proxies or otherwise.
PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     We had 1,026 stockholders of record not including individual participants in security position listings and 2,241,250 shares of common stock, par value of $1.25 per share, the only authorized class of common stock, outstanding as of March 1, 2010. Quotations for our common stock appear under the symbol “CCFN” on the OTC Bulletin Board. These quotations represent inter-dealer prices and do not include retail mark up, markdown or commission. They may not necessarily represent actual transactions. The high and low closing sale prices and dividends per share of our common stock for the four quarters of 2009 and 2008 are summarized in the following table.

2009:	High ($)	Low ($)	Dividends Declared ($)
First quarter	19.00	14.00	.24
Second quarter	22.50	18.35	.24
Third quarter	24.00	20.90	.27
Fourth quarter	28.00	23.50	.28

2008:	High ($)	Low ($)	Dividends Declared ($)
First quarter	26.00	24.30	.21
Second quarter	25.45	23.70	.21
Third quarter	23.80	21.00	.24
Fourth quarter	22.00	18.50	.24
     We have paid cash dividends since 1983. It is our present intention to continue the dividend payment policy, although the payment of future dividends must necessarily depend upon earnings, financial position, appropriate restrictions under applicable law and other factors relevant at the time the Board of Directors considers any declaration of dividends. Our ability to pay dividends is subject to certain legal restrictions described in Item 1 above under “Dividend Restrictions”.
     Following is a schedule of the shares of the Corporation’s common stock purchased by the Corporation during the fourth quarter of 2009:

	Total	Average	Total Number of	Maximum Number (or
	Number of	Price Paid	Shares (or Units)	Approximate Dollar Value)
	Shares (or	per Share	Purchased as Part of	of Shares (or Units) that
	Units)	(or Units)	Publicly Announced	May Yet Be Purchased
Period	Purchased	Purchased	Plans or Programs (1)	Under the Plans or Programs
Month #1 (October 1 - October 31, 2009)	—	$—	—	187,500
Month #2 (November 1 - November 30, 2009)	10,000	26.50	10,000	177,500
Month #3 (December 1 - December 31, 2009)	—	—	—	177,500

(1)	This program was announced in 2009. The Board of Directors approved the purchase of 200,000 shares from time to time at prevailing market prices in block trades on the open market or in privately negotiated transactions, as market conditions warrant. No expiration date is associated with this program.

Item 6. Selected Financial Data
     During the year ended December 31, 2008, we completed the acquisition of Columbia Financial Corporation which had a material affect on the comparability of the information listed below. Details of the merger are included in footnote 15 of the Notes to Consolidated Financial Statements included in Item 8 of this form 10-K.
CCFNB BANCORP, INC.
SELECTED CONSOLIDATED FINANCIAL SUMMARY

	For the Year Ending December 31,
(In Thousands except per share data)	2009	2008	2007	2006	2005

INCOME STATEMENT DATA:
Total interest income	$28,420	$21,357	$14,483	$13,202	$11,442
Total interest expense	8,614	7,504	6,185	5,301	4,131

Net interest income	19,806	13,853	8,298	7,901	7,311
Provision for possible loan losses	1,025	750	30	175	90
Non interest income	5,065	3,043	2,305	1,900	1,713
Non interest expenses	15,914	12,172	7,038	6,437	6,077
Federal income taxes	2,055	896	888	777	631

Net income	$5,877	$3,078	$2,647	$2,412	$2,226

PER SHARE DATA:
Earnings per share (1)	$2.61	$1.82	$2.15	$1.93	$1.76
Cash dividends declared per share	$1.03	$0.90	$0.82	$0.78	$0.74
Book value per share	$28.95	$26.94	$25.79	$24.36	$23.06
Average annual shares outstanding	2,253,087	1,688,498	1,233,339	1,249,844	1,262,171

BALANCE SHEET DATA:
Total assets	$602,489	$568,319	$245,324	$241,920	$231,218
Total loans	330,489	320,068	161,460	160,641	154,271
Total securities	223,250	196,580	57,686	53,486	53,919
Total deposits	462,288	434,309	170,938	169,285	164,847
FHLB advances-long-term	15,128	9,133	11,137	11,297	11,311
Total stockholders’ equity	65,086	60,775	31,627	30,249	29,012

PERFORMANCE RATIOS:
Return on average assets	1.01%	0.77%	1.07%	1.02%	0.97%
Return on average stockholders’ equity	9.25%	6.91%	8.54%	7.97%	7.73%
Net interest margin (2)	3.80%	3.90%	3.74%	3.74%	3.65%
Total non-interest expense as a percentage of average assets	2.73%	3.06%	2.83%	2.72%	2.64%

ASSET QUALITY RATIOS:
Allowance for possible loan losses as a percentage of loans, net	1.27%	1.17%	0.89%	0.91%	1.02%
Allowance for possible loan losses as a percentage of non-performing loans (3)	89.87%	83.29%	102.64%	686.79%	185.54%
Non-performing loans as a percentage of total loans, net (3)	1.42%	1.43%	0.09%	0.13%	0.85%
Non-performing assets as a percentage of total assets (3)	0.78%	0.86%	0.57%	0.09%	0.36%
Net charge-offs as a percentage of average net loans (4)	-0.18%	-0.05%	-0.03%	-0.17%	0.05%

LIQUIDITY AND CAPITAL RATIOS:
Average equity to average assets	10.90%	11.19%	12.48%	12.79%	12.51%
Tier 1 capital to risk-weighted assets (5)	16.38%	15.37%	18.10%	19.25%	19.24%
Leverage ratios (5) (6)	9.82%	9.27%	12.71%	12.71%	12.74%
Total capital to risk-weighted assets (5)	17.62%	16.48%	18.93%	20.29%	20.32%
Dividend Payout Ratio	39.44%	51.75%	38.16%	40.38%	41.92%

(1)	Based upon average shares and common share equivalents outstanding.

(2)	Represents net interest income as a percentage of average total interest-earning assets, calculated on a tax-equivalent basis.

(3)	Non-performing loans are comprised of (i) loans which are on a non-accrual basis, (ii) accruing loans that are 90 days or more past due, and (iii) restructured loans. Non-performing assets are comprised of non-performing loans and foreclosed real estate (assets acquired in foreclosure), if applicable.

(4)	Based upon average balances for the respective periods.

(5)	Based on the Federal Reserve Bank’s risk-based capital guidelines, as applicable to the Corporation. The Bank is subject to similar requirements imposed by the FDIC.

(6)	The leverage ratio is defined as the ratio of Tier 1 Capital to average total assets less intangible assets, if applicable.
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
     Certain statements in this section and elsewhere in this Annual Report on Form 10-K, other periodic reports filed by us under the Securities Exchange Act of 1934, as amended, and any other written or oral statements made by or on behalf of us may include “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 which reflect our current views with respect to future events and financial performance. Such forward looking statements are based on general assumptions and are subject to various risks, uncertainties, and other factors that may cause actual results to differ materially from the views, beliefs and projections expressed in such statements. These risks, uncertainties and other factors include, but are not limited to:
•	Our business and financial results are affected by business and economic conditions, both generally and specifically in the Northcentral Pennsylvania market in which we operate. In particular, our businesses and financial results may be impacted by:

•	Changes in interest rates and valuations in the debt, equity and other financial markets.

•	Disruptions in the liquidity and other functioning of financial markets, including such disruptions in the market for real estate and other assets commonly securing financial products.

•	Actions by the Federal Reserve Board and other government agencies, including those that impact money supply and market interest rates.

•	Changes in our customers’ and suppliers’ performance in general and their creditworthiness in particular.

•	Changes in customer preferences and behavior, whether as a result of changing business and economic conditions or other factors.

•	Changes resulting from the newly enacted Emergency Economic Stabilization Act of 2008.

•	A continuation of recent turbulence in significant segments of the United States and global financial markets, particularly if it worsens, could impact our performance, both directly by affecting our revenues and the value of our assets and liabilities and indirectly by affecting our customers and suppliers and the economy generally.

•	Our business and financial performance could be impacted as the financial industry restructures in the current environment by changes in the competitive landscape.

•	Given current economic and financial market conditions, our forward-looking financial statements are subject to the risk that these conditions will be substantially different than we are currently expecting. These statements are based on our current expectations that interest rates will remain low throughout most of 2010 with consistent credit spreads and our view that national economic trends currently point to a continuation of recessionary conditions into 2010 followed by a subdued recovery.

•	Legal and regulatory developments could have an impact on our ability to operate our businesses or our financial condition or results of operations or our competitive position or reputation. Reputational impacts, in turn, could affect matters such as business generation and retention, our ability to attract and retain management, liquidity and funding. These legal and regulatory developments could include: (a) the unfavorable resolution of legal proceedings or regulatory and other governmental inquiries; (b) increased litigation risk from recent regulatory and

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
RESULTS OF OPERATIONS
NET INTEREST INCOME
2009 vs. 2008
     Tax-equivalent net interest income increased $6.1 million or 42.5 percent to $20.5 million for the year ended December 31, 2009.
     Reported tax-equivalent interest income increased $7.2 million or 33.0 percent to $29.1 million for the year ended December 31, 2009. The increase primarily resulted from the 2008 acquisition of Columbia Financial Corporation (“CFC”) as described in Note 15 of the Notes to the Consolidated Financial Statements included in Item 8. The acquisition of CFC, completed July 18, 2008, contributed a 2008 increase in net loans in the amount of $160.7 million, an increase in investment securities in the amount of $138.3 million, an increase in federal funds sold in the amount of $517,000, and an increase in interest-bearing deposits in other banks of $129,000.
     Reported interest expense increased $1.1 million or 14.8 percent to $8.6 million. The 2008 acquisition of CFC contributed an increase in deposits in the amount of $264.7 million, an increase in other borrowings of $31.9 million, and an increase of $4.6 million in junior subordinate debentures.
     Net interest margin decreased to 3.80 percent at December 31, 2009 from 3.90 percent at December 31, 2008. The decrease in margin resulted primarily from the yield on interest-bearing liabilities decreasing 51 basis points to 1.86 percent while the yield on interest-earning assets decreased 54 basis points to 5.40 percent. The 54 basis point decrease to interest-earning assets was driven by related decreases of 49 basis points to the loan yield and the 40 basis point decrease to the investment yield. Tax-equivalent net interest income from loans increased to $20.2 million for the year ended December 31, 2009. Despite the increased income, an overall decrease in the yield resulted as variable rate real estate loans re-priced to market rates. For the year ended December 31, 2009, tax-equivalent net interest income from investments increased $2.9 million while the yield decreased 40 basis points. The primary cause of the yield decrease was the 2009 reinvestment of called U.S. Agency securities. The 51 basis point decrease on interest-bearing liabilities resulted from related decreases of 44 basis points to the deposit yield and the 92 basis point decrease to the borrowing yield. The total deposit yield decreased 44 basis points to 1.88 percent at December 31, 2009 while the yield on total borrowings decreased 92 basis points to 1.72 percent at December 31, 2009. A decrease of 59 basis points on the time deposits for the year ended December 31, 2009 was the primary reason for the yield decrease in total deposits. Time deposits had an average balance of $228.0 million and $154.3 million as of December 31, 2009 and 2008, respectively. A decrease of 101 basis points on the short- term borrowings for the year ended December 31, 2009 was the primary reason for the yield decrease in the total borrowings as the long-term borrowing yield decreased 96 basis points over the same period. The short-term borrowing had an average balance of $48.8 million and $42.9 million as of December 31, 2009 and 2008, respectively. The yield decreases were driven by the rate decreases enacted throughout 2008 by the Federal Open Market Committee (FOMC) as well as local market competition.
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
     The following Average Balance Sheet and Rate Analysis table presents the average assets, actual income or expense and the average yield on assets, liabilities and stockholders’ equity for the years 2009, 2008 and 2007.

AVERAGE BALANCE SHEET AND RATE ANALYSIS
YEARS ENDED DECEMBER 31,

	2009			2008			2007
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
(In Thousands)	(1)			(1)			(1)
ASSETS:
Tax-exempt loans	$19,627	$1,254	6.39%	$16,156	$1,070	6.62%	$11,389	$771	6.77%
All other loans	307,450	18,925	6.16%	218,915	14,587	6.66%	148,959	10,585	7.11%

Total loans (2)(3)(4)	327,077	20,179	6.17%	235,071	15,657	6.66%	160,348	11,356	7.08%

Taxable securities	189,202	8,220	4.34%	118,012	5,633	4.77%	54,353	2,546	4.68%
Tax-exempt securitites (3)	11,550	650	5.63%	6,765	385	5.69%	4,200	281	6.69%

Total securities	200,752	8,870	4.42%	124,777	6,018	4.82%	58,553	2,827	4.83%

Federal funds sold	7,639	10	0.13%	6,990	155	2.22%	10,013	512	5.11%
Interest-bearing deposits	2,877	8	0.28%	873	22	2.52%	2,754	145	5.27%

Total interest-earning assets	538,345	29,067	5.40%	367,711	21,852	5.94%	231,668	14,840	6.41%

Other assets	44,460			30,117			16,808

TOTAL ASSETS	$582,805			$397,828			$248,476

LIABILITIES:
Savings	$56,493	225	0.40%	$39,223	156	0.40%	$24,602	98	0.40%
Now deposits	68,650	100	0.15%	47,534	129	0.27%	29,321	91	0.31%
Money market deposits	43,906	452	1.03%	21,119	350	1.66%	8,894	59	0.66%
Time deposits	228,005	6,701	2.94%	154,334	5,447	3.53%	90,375	3,810	4.22%

Total deposits	397,054	7,478	1.88%	262,210	6,082	2.32%	153,192	4,058	2.65%

Short-term borrowings	48,826	368	0.75%	42,912	754	1.76%	31,582	1,457	4.61%
Long-term borrowings	12,492	640	5.12%	9,413	572	6.08%	11,188	670	5.99%
Junior subordinate debentures	4,640	128	2.76%	1,605	96	5.98%	—	—	—

Total borrowings	65,958	1,136	1.72%	53,930	1,422	2.64%	42,770	2,127	4.97%

Total interest-bearing liabilities	463,012	8,614	1.86%	316,140	7,504	2.37%	195,962	6,185	3.16%

Demand deposits	51,908			34,403			19,611
Other liabilities	4,359			2,761			1,900
Stockholders’ equity	63,526			44,524			31,003

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$582,805			$397,828			$248,476

Interest rate spread (6)			3.54%			3.57%			3.25%

Net interest income/margin (5)		$20,453	3.80%		$14,348	3.90%		$8,655	3.74%

(1)	Average volume information was compared using daily averages for interest-earning and bearing accounts.

(2)	Interest on loans includes loan fee income.

(3)	Tax exempt interest revenue is shown on a tax-equivalent basis using a statutory federal income tax rate of 34 percent for 2009, 2008 and 2007.

(4)	Nonaccrual loans have been included with loans for the purpose of analyzing net interest earnings.

(5)	Net interest margin is computed by dividing annualized tax-equivalent net interest income by total interest earning assets.

(6)	Interest rate spread represents the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.

Reconcilement of Taxable Equivalent Net Interest Income
For the Years Ended December 31,

(In Thousands)	2009	2008	2007
Total interest income	$28,420	$21,357	$14,483
Total interest expense	8,614	7,504	6,185

Net interest income	19,806	13,853	8,298
Tax equivalent adjustment	647	495	357

Net interest income (fully taxable equivalent)	$20,453	$14,348	$8,655

Rate/Volume Analysis
     To enhance the understanding of the effects of volumes (the average balance of earning assets and costing liabilities) and average interest rate fluctuations on the balance sheet as it pertains to net interest income, the table below reflects these changes for 2009 versus 2008, and 2008 versus 2007:

	Year Ended December 31,
	2009 vs 2008			2008 vs 2007
	Increase (Decrease)			Increase (Decrease)
	Due to			Due to
(In Thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Loans, tax-exempt	$223	$(39)	$184	$316	$(17)	$299
Loans	5,346	(1,008)	4,338	4,614	(612)	4,002
Taxable investment securities	3,133	(546)	2,587	3,040	47	3,087
Tax-exempt investment securities	269	(4)	265	151	(47)	104
Federal funds sold	13	(158)	(145)	(255)	(102)	(357)
Interest bearing deposits	19	(33)	(14)	124	(247)	(123)

Total interest-earning assets	9,003	(1,788)	7,215	7,990	(978)	7,012

Interest expense:
Savings	69	—	69	58	—	58
NOW deposits	44	(73)	(29)	51	(13)	38
Money market deposits	272	(170)	102	(1,325)	1,615	290
Time deposits	2,278	(1,024)	1,254	2,339	(702)	1,637
Short-term borrowings	93	(479)	(386)	404	(1,107)	(703)
Long-term borrowings, FHLB	168	(100)	68	(107)	10	(97)
Junior subordinate debentures	84	(52)	32	96	—	96

Total interest-bearing liabilities	3,008	(1,898)	1,110	1,516	(197)	1,319

Change in net interest income	$5,995	$110	$6,105	$6,474	$(781)	$5,693

PROVISION FOR LOAN LOSSES
2009 vs. 2008
     The provision for loan losses is based upon management’s quarterly review of the loan portfolio. The purpose of the review is to assess loan quality, identify impaired loans, analyze delinquencies, evaluate potential charge-offs and recoveries, and assess the general conditions in the markets served. Management remains committed to an aggressive and thorough program of problem loan identification and resolution. Annually, an independent loan review is performed for the Bank. The allowance for loan losses is evaluated quarterly and is calculated by applying historic loss factors to the various outstanding loans types while excluding loans for which a specific allowance has already been determined. Loss factors are based on management’s consideration of the nature of the portfolio segments, historical loan loss experience, industry standards and trends with respect to nonperforming loans, and its core knowledge and experience with specific loan segments.
     Although management believes that it uses the best information available to make such determinations and that the allowance for loan losses is adequate at December 31, 2009, future adjustments could be necessary if circumstances or economic conditions differ substantially from the assumptions used in making the initial determinations. A downturn in the local economy or employment and delays in receiving financial information from borrowers could result in increased levels of nonperforming assets and charge-offs, increased loan loss provisions and reductions in interest income. Also, as part of the examination process, bank regulatory agencies periodically review the Bank’s loan loss allowance. The bank regulators could require the recognition of additions to the loan loss allowance based on their judgment of information available to them at the time of their examination.
     The provision for loan losses amounted to $1,025,000 and $750,000 for the years ended December 31, 2009 and 2008, respectively. Management concluded the increase of the provision was appropriate considering the gross loan growth experience of $10.2 million, increases in nonperforming assets, and the general downturn in the national economy. Utilizing the resources noted above, management concluded that the allowance for loan losses remains at a level adequate to provide for probable losses inherent in the loan portfolio.
2008 vs. 2007
     The provision for loan losses increased from $30,000 in 2007 to $750,000 in 2008.
NON-INTEREST INCOME
2009 vs. 2008
          Total non-interest income increased $2.0 million or 66.4 percent to $5.1 million for the year ended December 31, 2009. The increase primarily resulted from the 2008 acquisition of CFC as described in Note 15 of the Notes to the Consolidated Financial Statements included in Item 8. The service charges and fees increased $423,000 or 33.0 percent to $1,704,000 for the year ended December 31, 2009. Gain on sale of loans increased $467,000 or 137.8 percent from $339,000 in 2008 to $806,000 in 2009. Brokerage income increased $63,000 or 28.9 percent from $218,000 in 2008 to $281,000 in 2009. Income from Trust services increased $221,000 or 50.9 percent from $434,000 in 2008 to $655,000 in 2009. During 2009, we recorded an other than temporary impairment loss on the equity security portfolio in the amount of $69,000 and a realized loss from the sale of equity securities in the amount of $316,000. Other income increased $397,000 from $419,000 in 2008 to $816,000 in 2009 primarily as a result of a 2009 gain on the sale of property and equipment in the amount of $129,000.

	For The Year Ended
	December 31, 2009		December 31, 2008		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%

Service charges and fees	$1,704	33.6%	$1,281	42.1%	$423	33.0%
Gain on sale of loans	806	15.9	339	11.1	467	137.8
Earnings on bank-owned life insurance	445	8.8	366	12.0	79	21.6
Brokerage and insurance	281	5.5	218	7.2	63	28.9
Trust	655	12.9	434	14.3	221	50.9
Investment security (losses) gains	(385)	(7.6)	(431)	(14.2)	46	(10.7)
Bank card and credit card interchange fees	743	14.7	417	13.7	326	78.2
Other	816	16.2	419	13.8	397	94.7

Total non-interest income	$5,065	100.0%	$3,043	100.0%	$2,022	66.4%

2008 vs. 2007
     Total non-interest income increased $738 thousand or 51.0 percent to $3.0 million for the year ended December 31, 2008. The increase primarily resulted from the acquisition of CFC as described in Note 15 of the Notes to the Consolidated Financial Statements included in Item 8. The service charges and fees increased $339,000 or 36.0 percent to $1,281,000 for the year ended December 31, 2008. Gain on sale of loans increased $157,000 or 86.3 percent from $182,000 in 2007 to $339,000 in 2008. Brokerage income decreased $181,000 or 45.4 percent from $399,000 in 2007 to $218,000 in 2008. The decrease in brokerage income was significantly influenced by the national economic crises and the related market contraction that followed. During 2008, we recorded an other than temporary impairment loss on the equity security portfolio in the amount of $437,000. Bank and credit card card interchange fees and other income increased $536,000 from $300,000 in 2007 to $836,000 in 2008 as a result of increased ATM transaction revenue and related surcharges

	For The Year Ended
	December 31,2008		December 31,2007		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Service charges and fees	$1,281	42.1%	$942	40.9%	$339	36.0%
Gain on sale of loans	339	11.1	182	7.9	157	86.3
Earnings on bank-owned life insurance	366	12.0	285	12.4	81	28.4
Brokerage and insurance	218	7.2	399	17.3	(181)	(45.4)
Trust	434	14.3	196	8.5	238	121.4
Investment security (losses) gains	(431)	(14.2)	1	—	(432)	—
Bank card and credit card interchange fees	417	13.7	173	7.5	244	141.0
Other	419	13.8	127	5.5	292	229.9

Total non-interest income	$3,043	100.0%	$2,305	100.0%	$738	32.0%

NON-INTEREST EXPENSE
2009 vs. 2008
     Total non-interest expense increased $3.8 million or 30.7% from $12.1 million in 2008 to $15.9 million in 2009. The increases primarily resulted from the 2008 acquisition of CFC as described in Note 15 of the Notes to the Consolidated Financial Statements included in Item 8. Salaries and employee benefits increased $865 thousand or 12.5 percent for the year ended December 31, 2009. Other expenses, Occupancy, Furniture and Equipment, Professional fees, Directors fees, Telecommunications, and Amortization of core deposit intangible all experienced net increases as a result of the 2008 CFC acquisition. FDIC assessments increased $839 thousand from $81 thousand in 2008 to $920 thousand in 2009 due to the special assessment and an overall industry wide increase in assessment rates.
     One standard to measure non-interest expense is to express non-interest expense as a percentage of average total assets. In 2009 this percentage was 2.73 percent compared to 3.06 percent in 2008.

	For The Years Ended
	December 31,2009		December 31,2008		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Salaries	$6,314	39.7%	$4,762	39.1%	$1,552	32.6%
Employee benefits	1,492	9.4	2,179	17.9	(687)	(31.5)
Occupancy	1,062	6.7	760	6.2	302	39.7
Furniture and equipment	1,272	8.0	927	7.6	345	37.2
State shares tax	529	3.3	418	3.4	111	26.6
Professional fees	587	3.7	570	4.7	17	3.0
Directors fees	284	1.8	244	2.0	40	16.4
FDIC assessments	920	5.8	81	0.7	839	1,035.8
Telecommunications	347	2.2	215	1.8	132	61.4
Amortization of core deposit intangible	643	4.0	280	2.3	363	129.6
Automated teller machine and interchange	509	3.2	286	2.3	223	78.0
Other	1,955	12.2	1,450	12.0	505	34.8

Total non-interest expense	$15,914	100.0%	$12,172	100.0%	$3,742	30.7%

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

	For The Years Ended
	December 31,2008		December 31,2007		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Salaries	$4,762	39.1%	$3,000	42.6%	$1,762	58.7%
Employee benefits	2,179	17.9	897	12.7	1,282	142.9
Occupancy	760	6.2	491	7.0	269	54.8
Furniture and equipment	927	7.6	485	6.9	442	91.1
State shares tax	418	3.4	313	4.4	105	33.5
Professional fees	570	4.7	315	4.5	255	81.0
Directors fees	244	2.0	188	2.7	56	29.8
FDIC assessments	81	0.7	20	0.3	61	305.0
Telecommunications	215	1.8	49	0.7	166	338.8
Amortization of core deposit intangible	280	2.3	—	—	280	—
Automated teller machine and interchange	286	2.3	167	2.4	119	71.3
Other	1,450	12.0	1,113	15.8	337	30.3

Total non-interest expense	$12,172	100.0%	$7,038	100.0%	$5,134	72.9%

FINANCIAL CONDITION
     Our consolidated assets at December 31, 2009 were $602.5 million which represented an increase of $34.2 million or 6.0 percent from $568.3 million at December 31, 2008. The increase for 2008 from 2007 was 131.7 percent or $324.0 million. The 2008 increase primarily resulted from the acquisition of CFC as described in Note 15 of the Notes to the Consolidated Financial Statements included in Item 8.
     Capital increased 7.1 percent from $60.8 million in 2008 to $65.1 million in 2009, after an adjustment for the fair market value of securities which was an increase in capital of $901 thousand for 2009 compared to a increase in capital of $1.5 million for 2008. Common stock and surplus increased a net $388 thousand resulting primarily from issuance of 17,770 shares of stock issued under our Employee Stock Purchase Plan and the Dividend Reinvestment Plan.
     Total average assets increased 46.5 percent from $397.8 million at December 31, 2008 to $582.8 million at December 31, 2009. Average earning assets were $538.3 million in 2009 and $367.7 million in 2008.
     Loans increased 3.3 percent from $320.1 million at December 31, 2008 to $330.5 million at December 31, 2009.
     Interest bearing deposits increased 6.47 percent to $406.6 million at December 31, 2009 from $381.8 million at December 31, 2008. Noninterest-bearing deposits increased 6.2 percent from $52.5 million in 2008 to $55.7 million in 2009.
     The loan-to-deposit ratio is a key measurement of liquidity. Our loan-to-deposit ratio decreased during 2009 to 71.5 percent compared to 73.7 percent during 2008.
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

INVESTMENTS SECURITIES AVAILABLE-FOR-SALE

	For the Years Ended December 31,
(In Thousands)	2009	2008	2007
Federal Agency Obligations	$68,339	$64,080	$27,547
Mortgage-backed Securities	138,856	118,046	23,782
Obligations of State amd Political Subdivisions	11,374	9,994	4,045
Marketable Equity Securities	1,697	2,293	1,037

Total	$220,266	$194,413	$56,411

     All of our securities are available-for-sale and are carried at estimated fair value. The following table shows the maturities of investment securities, at amortized cost, at December 31, 2009 and the weighted average yields (for tax-exempt obligations on a fully taxable basis a 34 percent tax rate) of such:

			After One Year		After Five Year
	Within		But Within		But Within		After
	One Year		Five Years		Ten Years		Ten Years		Total
(In Thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Federal Agency Obligations	$1,007	3.92%	$55,004	2.86%	$26,903	4.65%	$120,171	4.44%	$203,085	4.03%
Obligations of State and Political Subdivisions	471	3.06%	3,257	5.25%	2,839	6.30%	4,698	6.21%	11,265	5.82%

	$1,478		$58,261		$29,742		$124,869		214,350

Marketable Equity Securities									2,093

Total Invesment Securities									$216,443

     Available-for-sale securities are reported on the consolidated balance sheet at fair value with an offsetting adjustment to deferred taxes. The possibility of material price volatility in a changing interest rate environment is offset by the availability to the bank of restructuring the portfolio for gap positioning at any time through the securities classed as available-for-sale. The impact of the fair value accounting was an unrealized gain, net of tax, on December 31, 2009 of $2,523,000 compared to an unrealized gain, net of tax, on December 31, 2008 of $1,622,000, which represents an unrealized gain, net of tax, of $901,000 for 2009.
     The mix of securities in the portfolio at December 31, 2009 was 94.0 percent Federal Agency Obligations, 5.2 percent Municipal Securities, and 0.8 percent Other. We did not trade in derivative investment products during 2009.
LOANS
     The loan portfolio increased 3.3 percent from $320.1 million in 2008 to $330.5 million in 2009. The percentage distribution in the loan portfolio was 80.8 percent in real estate loans at $267 million; 11.4 percent in commercial loans at $37.6 million; 2.3 percent in consumer loans at $7.7 million; and 5.5 percent in tax exempt loans at $18.1 million.
     The following table presents the five-year breakdown of loans by type as of the date indicated:

	For the Years Ended December 31,
(In Thousands)	2009	2008	2007	2006	2005
Commercial, financial and agricultural	$37,642	$27,165	$8,074	$9,574	$12,097
Tax-exempt	18,055	16,762	13,108	9,621	9,019
Real estate	253,463	262,539	132,453	135,009	127,170
Real estate construction	13,526	5,307	3,698	2,231	1,548
Installment loans to individuals	7,725	8,202	4,059	4,118	4,348
Add (deduct): Unearned discount	(15)	(24)	(23)	(19)	(30)
Unamortized loan costs, net of fees	93	117	91	107	119

Gross loans	$330,489	$320,068	$161,460	$160,641	$154,271

     The following table presents the percentage distribution of loans by category as of the date indicated:

	For the Years Ended December 31,
	2009	2008	2007	2006	2005
Commercial, financial and agricultural	11.4%	8.5%	5.0%	6.0%	7.8%
Tax-exempt	5.5	5.2	8.1	6.0	5.8
Real estate	76.7	82.1	82.1	84.1	82.5
Real estate construction	4.1	1.7	2.3	1.4	1.0
Installment loans to individuals	2.3	2.5	2.5	2.5	2.9

Gross loans	100.0%	100.0%	100.0%	100.0%	100.0%

     The following table shows the maturity of loans in specified categories of the Bank’s loan portfolio at December 31, 2009, and the amount of such loans with predetermined fixed rates or with floating or adjustable rates. The table does not include any estimate of prepayments which significantly shortens the average useful life of all loans and may cause our actual repayment experience to differ from that shown below.

		One Year
	In One Year	Through	Over
(In Thousands)	or Less	Five Years	Five Years	Total
Commercial, Tax exempt, Real estate and Personal loans	$9,666	$36,614	$270,683	$316,963

Real estate construction	13,526	—	—	13,526

	$23,192	$36,614	$270,683	$330,489

Amounts of Such Loans with:
Predetermined Fixed Rates	$5,900	$26,496	$82,004	$114,400
Floating or Adjustable Rates	17,292	10,118	188,679	216,089

	$23,192	$36,614	$270,683	$330,489

ALLOWANCE FOR LOAN LOSSES
     The allowance for loan losses was $4.2 million at December 31, 2009, compared to $3.8 million at December 31, 2008. This allowance equaled 1.3 percent and 1.2 percent of total loans, net of unearned income, at the end of 2009 and 2008, respectively. During 2008, an increase of $1.7 million resulted from the acquisition of CFC as described in Note 15 of the Notes to the Consolidated Financial Statements included in Item 8. The loan loss reserve was analyzed quarterly and reviewed by the Bank’s Board of Directors. No concentration or apparent deterioration in classes of loans or pledged collateral was evident. Twice monthly loan meetings with the Bank’s Director Loan Committee reviewed new loans. Delinquent loans, loan exceptions and certain large loans are addressed by the full Board no less than monthly to determine compliance with policies. Allowance for loan losses was considered adequate based on delinquency trends and actual loans written as it relates to the loan portfolio.
     The following table presents an allocation of the Bank’s allowance for loan losses for specific categories:

	For the Years Ended December 31,
(In Thousands)	2009	2008	2007	2006	2005
Commercial, financial, and agricultural	$567	$402	$104	$101	$208
Real estate mortgages	3,132	2,461	700	659	694
Installment loans to indiviuals	149	158	28	27	32
Unallocated	362	737	605	669	619

	$4,210	$3,758	$1,437	$1,456	$1,553

     The following table presents a summary of the Bank’s loan loss experience as of the dates indicated:

	For the Years Ended December 31,
(In Thousands)	2009	2008	2007	2006	2005
Average Loans Outstanding during the period	$327,077	$235,071	$160,348	$158,554	$150,065

Balance, beginning of year	$3,758	$1,437	$1,456	$1,553	$1,392
Provision charged to operations	1,025	750	30	175	90
Allowance acquired	—	1,683	—	—	—

Loans charged off:
Commercial, financial, and agricultural	(116)	—	—	(185)	—
Real estate mortgages	(407)	(42)	(29)	(65)	—
Installment loans to indiviuals	(76)	(106)	(56)	(50)	(54)

Recoveries :
Commercial, financial, and agricultural	1	4	—	8	79
Real estate mortgages	10	2	1	—	—
Installment loans to indiviuals	15	30	35	20	46

Balance, end of year	$4,210	$3,758	$1,437	$1,456	$1,553

Net charge-offs to Average loans outstanding during the period	-0.18%	-0.05%	-0.03%	-0.17%	0.05%

NON-PERFORMING LOANS
     In 2009, loans 30-89 days past due totaled $1.7 million compared to $1.6 million in 2008. There were no 90-days past due loans that were not classified as non-accrual at December 31, 2009 or 2008. Non-accrual loans at December 31, 2009 totaled $4.4 million as compared to $4.5 million in 2008. Overall, past due and non-accrual loans remained at $6.1 million in 2009. For the year ended December 31, 2009 and 2008, the ratio of net charge-offs during the period to average loans outstanding during the period was (0.18) percent and (0.05) percent, respectively (See Summary of Allowance for Loan Losses). Refer to the Loan section of Note 1 and Note 4— Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K filing.
     The following table presents past due and non-accrual loans by loan type and in summary as of the dates indicated:

	For the Years Ended December 31,
(In Thousands)	2009	2008	2007	2006	2005
Commercial, financial and agricultural
Days 30-89	$14	$61	$168	$—	$12
Days 90 plus	—	—	—	—	—
Non-accrual	145	581	—	—	189

Real estate
Days 30-89	1,632	1,528	259	598	1,152
Days 90 plus	—	—	70	67	128
Non-accrual	4,216	3,780	77	91	518
Installment loans to individuals
Days 30-89	49	9	33	40	65
Days 90 plus	—	—	10	—	2
Non-accrual	—	92	—	—	—

	$6,056	$6,051	$617	$796	$2,066

Days 30-89	$1,695	$1,598	$460	$638	$1,229
Days 90 plus	—	—	80	67	130
Non-accrual	4,361	4,453	77	91	707

	$6,056	$6,051	$617	$796	$2,066

Restructured loans still accruing	$323	$58	$1,018	$539	$—

Other real estate owned	$29	$373	$—	$14	$—

Interest income that would have been recorded under original terms	$285	$320	$10	$98	$9

Interest income recorded during the year	$241	$116	$4	$90	$28

DEPOSITS
     Total average deposits increased by 51.4 percent from $296.6 million in 2008 to 449.0 million in 2009. These large increases were primarily attributed to the CFC acquisition completed on July 18, 2008. Average savings deposits increased 44.0 percent to $56.5 million in 2009 from $39.2 million in 2008. Average time deposits increased 47.7 percent from $154.3 million in 2008 to $228.0 million in 2009. Average non-interest bearing demand deposits increased to $51.9 million in 2009 from $34.4 million in 2008. Average interest bearing NOW accounts increased 44.4 percent from $47.5 million in 2008 to $68.7 million in 2009.
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
     The average balance and average rate paid on deposits are summarized as follows:

	2009		2008		2007
	Average		Average		Average
(In Thousands)	Balance	Rate	Balance	Rate	Balance	Rate
Non-interest bearing	$51,908	—%	$34,403	—%	$19,611	—%
Savings	56,493	0.40	39,223	0.40	24,602	0.40
Now deposits	68,650	0.15	47,534	0.27	29,321	0.31
Money market deposits	43,906	1.03	21,119	1.66	8,894	0.66
Time deposits	228,005	2.94	154,334	3.53	90,375	4.22

Total deposits	$448,962	1.67%	$296,613	2.05%	$172,803	2.35%

     The remaining maturities of certificates of deposit of $100,000 or more are as follows:

	For the Years Ended
(In Thousands)	2009	2008	2007

Three months or less	$8,346	$9,353	$8,932
Three months to six months	8,666	9,259	7,662
Six months to twelve months	20,805	24,095	5,799
Over twelve months	33,903	15,672	8,248

Total	$71,720	$58,379	$30,641

As a percentage of total average time deposits	31.5%	37.8%	33.9%

BORROWED FUNDS
     The average balance of short-term borrowings, including securities sold under agreements to repurchase and day-to-day FHLB — Pittsburgh borrowings increased $5.9 million or 13.8 percent from $42.9 million in 2008 to $48.8 million in 2009. Short-term borrowings amounted to 10.5 percent of total interest-bearing liabilities as of December 31, 2009 as compared to 13.6 percent in 2008. Long-term borrowings, namely borrowings from the FHLB-Pittsburgh, averaged $17.1 million in 2009 and $11.0 million in 2008. As part of the 2008 acquisition of CFC, we assumed the junior subordinate debentures which amounted to $4.6 million at December 31, 2009 and 2008.

     The average balance of other borrowed funds are summarized as follows:

	December 31, 2009		December 31, 2008		December 31, 2007
(In Thousands)	Amount	% Total	Amount	% Total	Amount	% Total

Short-term borrowings:
Securities sold under agreement to repurchase	$47,873	72.6%	$41,573	77.1%	$31,206	72.9%
Other short-term borrowings, FHL B	352	0.5	849	1.6	—	—
U .S. Treasury tax and loan notes	601	0.9	490	0.9	376	0.9

Total short-term borrowings	48,826	74.0%	42,912	79.6%	31,582	73.8%

Long -term borrowing s, FH LB	12,492	19.0	9,413	17.4	11,188	26.2
Junior subordinate debentures	4,640	7.0	1,605	3.0	—	—

Total borrowed funds	$65,958	100.0%	$53,930	100.0%	$42,770	100.0%

CAPITAL RESOURCES
     Capital continues to be a strength for the Bank. Capital is critical as it must provide growth, payment to shareholders, and absorption of unforeseen losses. The federal regulators provide standards that must be met.
     As of December 31, 2009, the Bank was categorized as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios.
     Our actual consolidated capital amounts and ratios are in the following table:

	2009		2008
(In Thousands)	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-weighted Assets)
Actual	$60,322	17.6%	$55,851	16.5%
For Capital Adequacy Purposes	27,394	8.0	27,112	8.0
To Be Well-Capitalized	34,243	10.0	33,890	10.0

Tier I Capital (to Risk-weighted Assets)
Actual	$56,102	16.4%	$52,083	15.4%
For Capital Adequacy Purposes	13,697	4.0	13,556	4.0
To Be Well-Capitalized	20,546	6.0	20,334	6.0

Tier I Capital (to Average Assets)
Actual	$56,102	9.8%	$52,083	9.3%
For Capital Adequacy Purposes	22,861	4.0	22,476	4.0
To Be Well-Capitalized	28,577	5.0	28,095	5.0
     Our capital ratios are not materially different from those of the Bank.
     Dividend payouts are restricted by federal bank regulatory authorities and the Pennsylvania Business Corporation Law of 1988, as amended (the BCL). These restrictions operate generally to preclude dividend payments if the effect thereof would render us unable to meet our obligations as they become due. As a practical matter, our payment of dividends is contingent upon our ability to obtain funding in the form of dividends from the Bank. Payment of dividends to us by the Bank is subject to the restrictions set forth in the Pennsylvania Banking Code of 1965 (the “code”). Generally, the Code would permit the Bank to declare dividends in 2010 to us of approximately $18,517,000. In addition, federal bank regulatory authorities have authority to prohibit the Bank from engaging in an unsafe or unsound practice in conducting its business. Depending upon the financial condition of the bank in question, the payment of dividends could be deemed to constitute an unsafe or unsound practice. The ability of the Bank to pay dividends in the future is currently influenced, and could be further influenced, by bank regulatory policies and capital guidelines. Accordingly, in 2010, without prior federal regulatory approval, the Corporation may declare dividends to Shareholders in the amount of the net income available to shareholders for the past four quarters, net of dividends paid during that period. As of December 31, 2009, the amount available for payment of dividends, without prior federal regulatory approval, was $3,559,000.

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
     We manage liquidity on a daily basis. We believe that our liquidity is sufficient to meet present and future financial obligations and commitments on a timely basis. However, see Item 1A – Risk Factors and refer to consolidated Statements of Cash Flows at Item 8 in this Form 10-K.
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
     One major objective of the Bank when managing the rate sensitivity of its assets and liabilities is to stabilize net interest income. The management of and authority to assume interest rate risk is the responsibility of the Bank’s Asset/Liability Committee (“ALCO”), which is comprised of senior management and Board members. ALCO meets quarterly to monitor the ratio of interest sensitive assets to interest sensitive liabilities. The process to review interest rate risk management is a regular part of the management of the Bank. Consistent policies and practices of measuring and reporting interest rate risk exposure, particularly regarding the treatment of noncontractual assets and liabilities, are in effect. In addition, there is an annual process to review the interest rate risk policy with the Board of Directors which includes limits on the impact to earnings from shifts in interest rates.
     The ratio between assets and liabilities repricing in specific time intervals is referred to as an interest rate sensitivity gap. Interest rate sensitivity gaps can be managed to take advantage of the slope of the yield curve as well as forecasted changes in the level of interest rates.
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
STATEMENT OF INTEREST SENSITIVITY GAP
December 31, 2009

		> 90 Days
	90 Days	But	1 to 5	5 to 10	> 10
(In Thousands)	Or Less	< 1 Year	Years	Years	Years	Total
Interest-bearing deposits at banks	$708	$—	$—	$—	$—	$708
Investment securities (1)	16,257	37,383	134,619	23,247	11,744	223,250
Loans (1)	49,928	54,917	164,622	38,707	22,315	330,489

Rate Sensitive Assets	66,893	92,300	299,241	61,954	34,059	554,447

Deposits:
Interest-bearing demand deposits (2)	—	—	57,117	14,279	—	71,396
Savings (2)	9,487	16,989	63,447	11,614	—	101,537
Time	36,237	95,069	101,892	398	25	233,621
Borrowed funds	49,622	1,353	1,022	—	—	51,997
Long-term debt	5,000	4,005	6,022	36	65	15,128
Junior Subordinated Debentures	4,640	—	—	—	—	4,640

Rate Sensitive Liabilities	104,986	117,416	229,500	26,327	90	478,319

Interest Sensitivity Gap	$(38,093)	$(25,116)	$69,741	$35,627	$33,969	$76,128

Cumulative Gap	$(38,093)	$(63,209)	$6,532	$42,159	$76,128	$—

(1)	Investments and loans are included at the earlier of repricing or maturity and adjusted for the effects of prepayments.

(2)	Interest bearing demand and savings accounts are included based on historical experience and managements’ judgment about the behavior of these deposits in changing interest rate environments.
     At December 31, 2009, our cumulative gap positions and the potential earnings change resulting from a 200 basis point change in rates were within the internal risk management guidelines.
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

Item 8.	Financial Statements and Supplementary Data

CCFNB Bancorp, Inc.
Consolidated Balance Sheets

	December 31,
(In Thousands)	2009	2008
ASSETS
Cash and due from banks	$10,751	$10,173
Interest-bearing deposits in other banks	116	149
Federal funds sold	592	5,163

Total cash and cash equivalents	11,459	15,485

Investment securities, available for sale, at fair value	220,266	194,413
Restricted securities, at cost	2,984	2,167
Loans,net of unearned income	330,489	320,068
Less: Allowance for loan losses	4,210	3,758

Loans, net	326,279	316,310
Premises and equipment, net	12,583	12,609
Accrued interest receivable	2,006	2,388
Cash surrender value of bank-owned life insurance	11,440	10,943
Investment in limited partnerships	687	845
Intangible Assets:
Core deposit	2,768	3,411
Goodwill	7,937	7,937
Prepaid FDIC assessment	2,037	—
Other assets	2,043	1,811

TOTAL ASSETS	$602,489	$568,319

LIABILITIES
Interest-bearing deposits	$406,554	$381,849
Noninterest-bearing deposits	55,734	52,460

Total deposits	462,288	434,309

Short-term borrowings	51,997	55,462
Long-term borrowings	15,128	9,133
Junior subordinate debentures	4,640	4,640
Accrued interest payable	859	1,075
Other liabilities	2,491	2,925

TOTAL LIABILITIES	537,403	507,544

STOCKHOLDERS’ EQUITY
Common stock, par value $1.25 per share; authorized 5,000,000 shares; issued 2,270,850 shares in 2009 and 2,253,080 shares in 2008	2,838	2,816
Surplus	27,539	27,173
Retained earnings	32,723	29,164
Accumulated other comprehensive income	2,523	1,622
Treasury stock, at cost; 22,500 shares in 2009 and 0 shares in 2008	(537)	—

TOTAL STOCKHOLDERS’ EQUITY	65,086	60,775

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$602,489	$568,319

See accompanying notes to consolidated financial statements .

CCFNB Bancorp, Inc.
Consolidated Statements of Income

	For the Years Ended December 31,
(In Thousands, Except Per Share Data)	2009	2008	2007
INTEREST AND DIVIDEND INCOME
Interest and fees on loans:
Taxable	$18,925	$14,586	$10,585
Tax-exempt	828	706	509
Interest and dividends on investment securities:
Taxable	8,162	5,521	2,423
Tax-exempt	429	254	186
Dividend and other interest income	58	112	123
Federal funds sold	10	155	512
Deposits in other banks	8	23	145

TOTAL INTEREST AND DIVIDEND INCOME	28,420	21,357	14,483

INTEREST EXPENSE
Deposits	7,478	6,083	4,058
Short-term borrowings	368	753	1,457
Long-term borrowings	640	572	670
Junior subordinate debentures	128	96	—

TOTAL INTEREST EXPENSE	8,614	7,504	6,185

NET INTEREST INCOME	19,806	13,853	8,298

PROVISION FOR LOAN LOSSES	1,025	750	30

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	18,781	13,103	8,268

NON-INTEREST INCOME
Service charges and fees	1,704	1,281	942
Gain on sale of loans	806	339	182
Earnings on bank-owned life insurance	445	366	285
Brokerage	281	218	399
Trust	655	434	196
Investment security (losses) gains	(385)	(431)	1
Bank card and credit card interchange fees	743	417	173
Other	816	419	127

TOTAL NON-INTEREST INCOME	5,065	3,043	2,305

NON-INTEREST EXPENSE
Salaries	6,314	4,762	3,000
Employee benefits	1,492	2,179	897
Occupancy	1,062	760	491
Furniture and Equipment	1,272	927	485
State shares tax	529	418	313
Professional fees	587	570	315
Director’s fees	284	244	188
FDIC assessments	920	81	20
Telecommunications	347	215	49
Amortization of core deposit intangible	643	280	—
Automated teller machine and interchange	509	286	167
Other	1,955	1,450	1,113

TOTAL NON-INTEREST EXPENSE	15,914	12,172	7,038

INCOME BEFORE INCOME TAX PROVISION	7,932	3,974	3,535
INCOME TAX PROVISION	2,055	896	888

NET INCOME	$5,877	$3,078	$2,647

EARNINGS PER SHARE	$2.61	$1.82	$2.15

CASH DIVIDENDS PER SHARE	$1.03	$0.90	$0.82

WEIGHTED AVERAGE SHARES OUTSTANDING	2,253,087	1,688,498	1,233,339

See accompanying notes to the consolidated financial statements.

CCFNB Bancorp, Inc.
Consolidated Statements of Changes in Stockholders’ Equity

					Accumulated
	Common				Other		Total
	Stock			Retained	Comprehensive	Treasury	Stockholders’
(In Thousands Except Per Share Data)	Shares	Amount	Surplus	Earnngs	Income (loss)	Stock	Equity
Balance, December 31, 2006	1,241,664	$1,552	$2,673	$26,054	$(30)	$—	$30,249
Comprehensive Income:
Net income				2,647			2,647
Change in net unrealized gain on investment securities available-for-sale, net of reclassification adjustment and tax effects.					174		174

Total comprehensive income							2,821

Cumulative effect of change in accounting for deferred compensation endorsement split-dollar life insurance arrangements				(12)			(12)
Common stock issuance under dividend reinvestment and stock purchase plans	8,872	11	225				236
Recognition of employee stock purchase plan expense			1				1
Purchase of treasury stock (24,000 shares)						(658)	(658)
Retirement of treasury stock	(24,000)	(30)	(628)			658	—
Cash dividends, ($0.82 per share)				(1,010)			(1,010)

Balance, December 31, 2007	1,226,536	1,533	2,271	27,679	144	—	31,627
Comprehensive Income:
Net income				3,078			3,078
Change in net unrealized gain on investment securities available-for-sale, net of reclassification adjustment and tax effects.					1,478		1,478

Total comprehensive income							4,556

Par value of new shares issued to acquire Columbia Financial	1,030,286	1,288	25,026				26,314
Common stock issuance under dividend reinvestment and stock purchase plans	12,258	15	252				267
Recognition of employee stock purchase plan expense			2				2
Purchase of treasury stock (16,000 shares)						(398)	(398)
Retirement of treasury stock	(16,000)	(20)	(378)			398	—
Cash dividends, ($0.90 per share)				(1,593)			(1,593)

Balance, December 31, 2008	2,253,080	2,816	27,173	29,164	1,622	—	60,775
Comprehensive Income:
Net income				5,877			5,877
Change in net unrealized gain on investment securities available-for-sale, net of reclassification adjustment and tax effects.					901		901

Total comprehensive income							6,778

Common stock issuance under dividend reinvestment and stock purchase plans	17,770	22	359				381
Recognition of employee stock purchase plan expense			7				7
Purchase of treasury stock (22,500 shares)						(537)	(537)
Cash dividends, ($1.03 per share)				(2,318)			(2,318)

Balance, December 31, 2009	2,270,850	$2,838	$27,539	$32,723	$2,523	$(537)	$65,086

See accompanying notes to the consolidated financial statements.

CCFNB Bancorp, Inc.
Consolidated Statements of Cash Flows

	Years Ended December 31,
(In Thousands)	2009	2008	2007
OPERATING ACTIVITIES
Net Income	$5,877	$3,078	$2,647
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan losses	1,025	750	30
Depreciation and amortization	1,023	693	409
Loss (gain) on sale of investment securities	316	(6)	—
Impairment loss on securites	69	437	—
Amortization and accretion on investment securities	606	350	43
(Gain) loss on sale of premises and equipment	(117)	29	—
Loss on sale of other real estate owned	94	—	—
Deferred income taxes (benefit)	35	(259)	(25)
Gain on sale of loans	(806)	(339)	(182)
Proceeds from sale of mortgage loans	35,263	17,407	9,979
Originations of mortgage loans held for resale	(33,847)	(16,477)	(10,215)
Amortization of intangibles and invesment in limited partnerships	801	353	—
Decrease (increase) in accrued interest receivable	382	228	(88)
Increases in cash surrender value of bank-owned life insurance	(497)	(404)	(309)
(Decrease) increase in accrued interest payable	(216)	(164)	80
Increase in prepaid FDIC assessment	(2,037)	—	—
Other, net	(1,501)	(211)	115

Net cash provided by operating activities	6,470	5,465	2,484

INVESTING ACTIVITIES
Investment securities available for sale:
Purchases	(117,943)	(49,809)	(39,718)
Proceeds from sales, maturities and redemptions	92,463	50,001	35,783
Proceeds from redemption of restricted securities	—	1,806	16
Purchase of restricted securities	(817)	(1,176)	(62)
Net (increase) decrease in loans	(12,350)	2,723	(449)
Proceeds from sale of premises and equipment	1,294	786	—
Proceeds from sale of other real estate owned	996	—	—
Acquisition of bank cash	—	5,803	—
Acquisition of premises and equipment	(2,174)	(2,534)	(448)

Net cash (used for) provided by investing activities	(38,531)	7,600	(4,878)

FINANCING ACTIVITIES
Net increase (decrease) in deposits	27,979	(1,321)	1,654
Net (decrease) increase in short-term borrowings	(3,465)	(5,932)	201
Proceeds from long-term borrowings	6,000	—	—
Repayment of long-term borrowings	(5)	(2,004)	(160)
Acquisition of treasury stock	(537)	(398)	(658)
Proceeds from issuance of common stock	381	267	236
Cash dividends paid	(2,318)	(1,593)	(1,010)

Net cash provided by (used for) financing activities	28,035	(10,981)	263

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(4,026)	2,084	(2,131)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	15,485	13,401	15,532

CASH AND CASH EQUIVALENTS, END OF PERIOD	$11,459	$15,485	$13,401

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest paid	$8,830	$6,904	$6,135
Income taxes paid	1,790	992	889
Loans transferred to other real estate owned	746	373	—
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
PRINCIPLES OF CONSOLIDATION
          The consolidated financial statements include the accounts of CCFNB Bancorp, Inc. and its wholly-owned subsidiary, First Columbia Bank & Trust Co. (the “Bank”). Columbia Financial Corporation (“CFC”), the former parent company of the Bank was acquired by CCFNB Bancorp, Inc. on July 18, 2008 and Columbia County Farmers National Bank (“CCFNB”) merged with and into the Bank on July 18, 2008. The 2008 financial results reflected in the statements of this report include results of earnings of the Corporation from January 1, 2008 through December 31, 2008, which includes the earnings results of the acquired entities from July 18, 2008 through December 31, 2008. All significant inter-company balances and transactions have been eliminated in consolidation.
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
SEGMENT REPORTING
          The Bank acts as an independent community financial services provider, and offers traditional banking and related financial services to individual, business and government customers. Through its branch, remote capture, internet banking, telephone and automated teller machine network, the Bank offers a full array of commercial and retail financial services, including the taking of time, savings and demand deposits; the making of commercial, consumer and mortgage loans; and the providing of other financial services. The Bank also performs personal, corporate, pension and fiduciary services through its B.B.C.T., Co. as well as offers diverse investment products through its investment center.
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
RESTRICTED SECURITIES
          Restricted equity securities consist of stock in the Federal Home Loan Bank of Pittsburgh (“FHLB — Pittsburgh”), and Atlantic Central Bankers Bank (“ACBB”) and do not have a readily determinable fair value because their ownership is restricted, and they can be sold back only to the FHLB-Pittsburgh, ACBB or to another member institution. Therefore, these securities are classified as restricted equity investment securities, carried at cost, and evaluated for impairment. At December 31, 2009, the Corporation held $2,949,000 in stock of the FHLB-Pittsburgh and $35,000 in stock of ACBB. At December 31, 2008, the Corporation held $2,132,000 in stock of FHLB-Pittsburgh and $35,000 in stock of ACBB.
          The Corporation evaluated its holding of restricted stock for impairment and deemed the stock to not be impaired due to the expected recoverability of par value, which equals the value reflected within the Corporation’s financial statements. The decision was based on several items ranging from the estimated true economic losses embedded within FHLB’s mortgage portfolio to the FHLB’s liquidity position and credit rating. The Corporation utilizes the impairment framework outlined in GAAP to evaluate stock for impairment. The following factors were evaluated to determine the ultimate recoverability of the par value of the Corporation’s restricted stock holdings; (i) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted; (ii) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB; (iii) the impact of legislative and regulatory changes on the institutions and, accordingly, on the customer base of the FHLB; (iv) the liquidity position of the FHLB; and (v) whether a decline is temporary or whether it affects the ultimate recoverability of the FHLB stock based on (a) the materiality of the carrying amount to the member institution and (b) whether an assessment of the institution’s operational needs for the foreseeable future allow management to dispose of the stock. Based on the analysis of these factors, the Corporation determined that its holding of restricted stock were not impaired at December 31, 2009 and 2008.
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
JUNIOR SUBORDINATE DEBENTURES
          During 2006, CFC issued $4,640,000 in junior debentures due December 15, 2036 to Columbia Financial Statutory Trust I (Trust). On July 18, 2008, the Corporation became the successor to CFC and to this Trust, respectively. The Corporation owns all of the $140,000 in common equity of the Trust and the debentures are the sole asset of the Trust. The Trust, a wholly-owned unconsolidated subsidiary of the Corporation, issued $4,500,000 of floating-rate trust capital securities in a non-public offering in reliance on Section 4 (2) of the Securities Act of 1933. The floating-rate capital securities provide for quarterly distributions at a variable annual coupon rate, reset quarterly, based on the 3-month LIBOR plus 1.75%. The coupon rate was 2.00% at December 31, 2009. The securities are callable by the Corporation, subject to any required regulatory approval, at par, after five years. The Corporation unconditionally guarantees the trust capital securities. The terms of the junior subordinated debentures and the common equity of the trust mirror the terms of the trust capital securities issued by the Trust.
INTANGIBLE ASSETS — GOODWILL
          Goodwill represents the excess of the purchase price over the fair market value of net assets acquired. The Corporation has recorded net goodwill of $7,937,000 at December 31, 2009 and 2008 related to the 2008 acquisition of Columbia Financial Corporation and it’s subsidiary, First Columbia Bank & Trust Co. In accordance with current accounting standards, goodwill is not amortized. Management performs an annual evaluation for impairment. Any impairment of goodwill results in a charge to income. The Corporation periodically assesses whether events or changes in circumstances indicate that the carrying amounts of goodwill and other intangible assets may be impaired. Goodwill is tested for impairment at the reporting unit level and an impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. The Company employs general industry practices in evaluating the impairment of its goodwill and other intangible assets. The Company calculates the value of goodwill using a combination of the following valuation methods: dividend discount analysis under the income approach, which calculates the present value of all excess cash flows plus the present value of a terminal value, the price/earnings multiple under the market approach and the change in control premium to market price approach. Based upon these reviews, management determined there was no impairment of goodwill during 2009. No assurance can be given that future impairment tests will not result in a charge to earnings.
INTANGIBLE ASSETS — CORE DEPOSIT
          The Corporation has an amortizable intangible asset related to the deposit premium paid for the acquisition of Columbia Financial Corporation’s subsidiary, First Columbia Bank & Trust Co. This intangible asset is being amortized on a sum of the years digits method over 10 years and has a carrying value of $2,768,000 as of December 31, 2009. At December 31, 2008, the intangible asset had a carrying value of $3,411,000. The recoverability of the carrying value is evaluated on an ongoing basis, and permanent declines in value, if any, are charged to expense. Amortization of the core deposit intangible amounted to $643,000 and $280,000 for the years ended December 31, 2009 and 2008, respectively. The Corporation did not have a core deposit intangible as of December 31, 2007.
The estimated amortization expense of the core deposit intangible over its remaining life is as follows:

For the Year Ended:
2010	$576,000
2011	509,000
2012	442,000
2013	374,000
2014	308,000
Thereafter	559,000

Total	$2,768,000

OTHER REAL ESTATE OWNED
          Real estate properties acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value on the date of foreclosure establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less cost to sell and is included in other assets. Revenues derived from and costs to maintain the assets and subsequent gains and losses on sales are included in other non-interest income and expense. The amount of other real estate owned was $29,000 and $373,000 as of December 31, 2009 and 2008, respectively and is included in other assets in the accompanying consolidated balance sheets.
BANK OWNED LIFE INSURANCE
          The Corporation invests in Bank Owned Life Insurance (BOLI). Purchase of BOLI provides life insurance coverage on certain employees with the Corporation being owner and primary beneficiary of the policies.
INVESTMENTS IN LIMITED PARTNERSHIPS
          The Corporation is a limited partner in three partnerships at December 31, 2009 that provide low income elderly housing in the Corporation’s geographic market area. The investments are accounted for under the effective yield method. Under the effective yield method, the Corporation recognizes tax credits as they are allocated and amortizes the initial cost of the investment to provide a constant effective yield over the period that the tax credits are allocated to the Corporation. Under this method, the tax credits allocated, net of any amortization of the investment in the limited partnerships, are recognized in the consolidated statements of income as a component of income tax expense. The amount of tax credits allocated to the Corporation were $187,000 and the amortization of the investments in limited partnerships was $158,000 in 2009. The amount of tax credits allocated to the Corporation were $93,000 and the amortization of the investments in limited partnerships was $73,000 in 2008. The carrying value of the Corporation’s investments in limited partnerships was $687,000 and $845,000 at December 31, 2009 and 2008, respectively.
INVESTMENT IN INSURANCE AGENCY
          The Corporation owns a 50 percent interest in a local insurance agency, a corporation organized under the laws of the Commonwealth of Pennsylvania. The income or loss from this investment is accounted for under the equity method of accounting. The carrying value of this investment as of December 31, 2009 and 2008 was $232,000 and $218,000, respectively, and is included in other assets in the accompanying consolidated balance sheets.
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
TREASURY STOCK
     The purchase of the Corporation’s common stock is recorded at cost. At the date of subsequent reissue, the treasury stock account is reduced by the cost of such stock on a last-in first-out basis.
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
ADVERTISING COSTS
          It is the Corporation’s policy to expense advertising costs in the period in which they are incurred Advertising expense for the years ended December 31, 2009, 2008, and 2007 was approximately $199,000, $145,000, and $104,000, respectively.
SUBSEQUENT EVENTS
     Management has evaluated subsequent events for reporting and disclosure in these consolidated financial statements through March 9, 2010, the date the consolidated financial statements were available to be issued. No material subsequent events have occurred since December 31, 2009 that require recognition or disclosure in the consolidated financial statements.
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
          FASB ASC 805 - In December 2007, the FASB issued new guidance impacting FASB ASC 805, Business Combinations (SFAS No. 141(R) — Business Combinations). The new guidance establishes principles and requirements for how an acquiring corporation (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquired, (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.
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
          FASB ASC 810-10 - In December 2007, the FASB issued FASB ASC 810-10, Consolidation (Statement No. 160 — Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB 51). FASB ASC 810-10 establishes new accounting and reporting standards for noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. The new standard will require entities to classify noncontrolling interests as a component of stockholders’ equity and will require subsequent changes in ownership interest in a subsidiary to be accounted for as an equity transaction. Additionally, the new standard will require entities to recognize a gain or loss upon the loss of control of a subsidiary and to remeasure any ownership interest retained at fair value on that date. This statement also requires expanded disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The new standard is effective on a prospective basis for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which are required to be applied retrospectively. Early adoption is not permitted. The adoption of this standard did not have a material impact on the Corporation’s consolidated financial condition, results of operations or liquidity.
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
          FASB ASC 715-20-50 — In December 2008, the FASB issued new guidance impacting FASB ASC 715-20-50, Compensation Retirement Benefits — Defined Benefit Plans — General (FASB Staff Position No. 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets). This provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The guidance requires disclosure of the fair value of each major category of plan assets for pension plans and other postretirement benefit plans. This standard becomes effective for the Corporation on December 31, 2009. The implementation of this new guidance did not have a material impact on the Corporation’s consolidated financial statements.
          FASB ASC 825-10-50 — In April 2009, the FASB issued new guidance impacting FASB ASC 825-10-50, Financial Instruments (FASB Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments). This guidance amends existing GAAP to require disclosures about fair values of financial instruments for interim reporting periods as well as in annual financial statements. The guidance also amends existing GAAP to require those disclosures in summarized financial information at interim reporting periods. The Corporation adopted this standard for the interim reporting period ending March 31, 2009 and it did not have a material impact on the Corporation’s consolidated financial position or results of operations.
          FASB ASC 320-10 — In April 2009, the FASB issued new guidance impacting FASB ASC 320-10, Investments — Debt and Equity Securities (FASB Staff Position No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments). This guidance amends the other-than-temporary impairment guidance in U. S. generally accepted accounting principles for debt securities. If an entity determines that it has an other-than temporary impairment on a security, it must recognize the credit loss on the security in the income statement. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. FASB ASC 320-10 expands disclosures about other-than-temporary impairment and requires that the annual disclosures in existing generally accepted accounting principles be made for interim reporting periods. The Corporation adopted this guidance for the interim reporting period ending March 31, 2009 and it did not have a material impact on the Corporation’s consolidated financial position or results of operations..
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
          FASB ASC 820-10 — In August 2009, the FASB issued an update (ASC No. 1009-05, Measuring Liabilities at Fair Value) impacting FASB ASC 820-10, Fair Value Measurements and Disclosures. The update provides clarification about measuring liabilities at fair value in circumstances where a quoted price in an active market for an identical liability is not available and the valuation techniques that should be used. The update also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. This update became effective for the Corporation for the reporting period ending September 30, 2009 and did not have a material impact on the Corporation’s consolidate financial position or results of operations.
          FASB ASC 820-10 — In September 2009, the FASB issued an update (ASC No. 2009-12, Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)) impacting FASB ASC 820-10, Fair Value Measurements and Disclosures. The amendments in this update permit, as a practical expedient, a reporting entity to measure the fair value of an investment (or its equivalent) if the net asset value of the investment is calculated in a manner consistent with the measurement principles of Topic 946, Financial Services-Investment Companies. The amendments in this update also require disclosures by major category of investment about the attributes of investments within the scope of the amendments in this update, such as the nature of an restrictions on the ability to redeem an investment on the measurement date. This update becomes effective for the Corporation for interim an annual reporting periods ending after December 15, 2009. The implementation of this standard did not have a material impact on the Corporation’s consolidated financial statements.
          FASB ASC 505-20 — In January 2010, the FASB issued an update (ASC No. 2010-01, Accounting for Distributions to Shareholders with Components of Stock and Cash) impacting FASB ASC 505-20, Equity — Stock Dividends and Stock Splits. The amendments in this update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share and is not a stock dividend. This update became effective for the Corporation for interim and annual periods ending after December 15, 2009 and did not have a material impact on the Corporation’s consolidated financial position or results of operations.
          FASB ASC 810-10 — In January 2010, the FASB issued an update (ASC No. 2010-02, Accounting and Reporting for Decreases in Ownership of a Subsidiary — a Scope Clarification) impacting FASB ASC 810-10, Consolidation. The amendments in this update address implementation issues related to the changes of ownership provisions originally issued as FASB Statement 160. It also improves the disclosures related to retained investments in a deconsolidated subsidiary or a preexisting interest held by an acquirer in a business combination. This update became effective for the Corporation for interim and annual periods ending after December 15, 2009 and did not have a material impact on the Corporation’s consolidated financial position or results of operations.
          FASB ASC 820-10- In January 2010, the FASB issued an update (ASC No. 2010-06, Improving Disclosures about Fair Value Measurements) impacting FASB ASC 820-10, Fair Value Measurements and Disclosures. The amendments in this update require new disclosures about significant transfers in and out of Level 1 and Level 2 fair value measurements. The amendments also require a reporting entity to provide information about activity for purchases, sales, issuances and settlements in Level 3 fair value measurements and clarify disclosures about the Level of disaggregation and disclosures about inputs and valuation techniques. This update becomes effective for the Corporation for interim and annual reporting periods beginning after December 15, 2009. The Corporation is currently evaluating the impact of adopting the new guidance on the consolidated financial statements.
RECLASSIFICATIONS
          Certain amounts in the consolidated financial statements of the prior years have been reclassified to conform with presentations used in the 2009 consolidated financial statements. Such reclassifications had no effect on the Corporation’s consolidated financial condition or net income.

2. RESTRICTED CASH BALANCES
          The Bank is required to maintain average clearing balances with the Federal Reserve Bank. The amount required at December 31, 2009 was $150,000.
3. INVESTMENT SECURITIES AVAILABLE-FOR-SALE
          The amortized cost, related estimated fair value, and unrealized gains and losses for investment securities were as follows at December 31, 2009 and 2008:

	2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Obligation of U.S.Government Corporations and Agencies:
Mortgage-backed	$134,762	$4,212	$(118)	$138,856
Other	68,323	421	(405)	68,339
Obligations of state and political subdivisions	11,265	116	(7)	11,374

Total debt securities	214,350	4,749	(530)	218,569
Marketable equity securities	2,093	41	(437)	1,697

Total investment securities AFS	$216,443	$4,790	$(967)	$220,266

	2008
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Obligation of U.S.Government Corporations and Agencies:
Mortgage-backed	$116,357	$1,808	$(119)	$118,046
Other	63,031	1,049	—	64,080
Obligations of state and political subdivisions	9,944	67	(17)	9,994

Total debt securities	189,332	2,924	(136)	192,120
Marketable equity securities	2,623	73	(403)	2,293

Total investment securities AFS	$191,955	$2,997	$(539)	$194,413

          Securities available-for-sale with an aggregate fair value of $95,579,000 and $109,881,000 at December 31, 2009 and 2008, respectively, were pledged to secure public funds, trust funds, securities sold under agreements to repurchase and other balances of $73,734,000 and $73,114,000 at December 31, 2009 and 2008, respectively, as required by law.
          The amortized cost and estimated fair value of investment securities, by expected maturity, are shown below at December 31, 2009. Expected maturities on debt securities will differ from contractual maturities, because some borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Other securities and marketable equity securities are not considered to have defined maturities and are included in the “Due after ten years” category:

			Weighted
	Amortized	Estimated	Average
(In Thousands)	Cost	Fair Value	Yield
Due in one year or less	$1,478	$1,478	3.64%
Due after one year to five years	58,261	58,397	2.99%
Due after five years to ten years	29,743	30,316	4.80%
Due after ten years	126,961	130,075	4.51%

Total	$216,443	$220,266

          There were no aggregate investments with a single issuer (excluding the U. S. Government and its Agencies) which exceeded ten percent of consolidated stockholders’ equity at December 31, 2009. The quality rating of all obligations of state and political subdivisions were “A” or higher, as rated by Moody’s or Standard and Poors. The only exceptions were local issues which were not rated, but were secured by the full faith and credit obligations of the communities that issued these securities. All of the state and political subdivision investments were actively traded in a liquid market.
          Proceeds from sales, maturities and redemptions of investments in debt and equity securities classified as available-for-sale during 2009, 2008 and 2007 were $92,463,000, $51,807,000, and $35,799,000, respectively. For the year ended December 31, 2009, the Corporation recognized gross losses on these sales in the amount of $316,000. The Corporation did not realize a gross gain for the year ended December 31, 2009. Gross gains realized on these sales for the years ended December 31, 2008 and 2007 were $6,000 and $41, respectively. There were no gross losses on the 2008 and 2007 sales.
          Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. Investment securities classified as available for sale or held-to-maturity are generally evaluated for OTTI under FASB ASC 320 (SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities). In determining OTTI under the FASB ASC 320 (SFAS No. 115) model, management considers many factors, including (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.
          When other-than-temporary-impairment occurs, the amount of the other-than-temporary-impairment recognized in earnings depends on whether an entity intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss. If an entity intends to sell or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss, the other-than-temporary impairment shall be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. If an entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis less any current-period loss, the other-than-temporary impairment shall be separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings. The amount of the total other-than-temporary- impairment related to the other factors shall be recognized in other comprehensive income, net of applicable taxes. The previous amortized cost basis less the other-than-temporary-impairment recognized in earnings shall become the new amortized cost basis of the investment.
          The following summary shows the gross unrealized losses and fair value, aggregated by investment category of those individual securities that have been in a continuous unrealized loss position for less than or more than 12 months as of December 31, 2009 and 2008:

	2009
	Less than Twelve Months		Twelve Months or Greater		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	$8,105	$117	$51	$1	$8,156	$118
Other	28,876	405	—	—	28,876	405
Obligations of state and political subdivisions	1,856	7	—	—	1,856	7

Total debt securities	38,837	529	51	1	38,888	530
Equity securities	366	159	806	278	1,172	437

Total	$39,203	$688	$857	$279	$40,060	$967

	2008
	Less than Twelve Months		Twelve Months or Greater		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	$12,894	$114	$1,481	$5	$14,375	$119
Other	—	—	—	0	—	—
Obligations of state and political subdivisions	1,004	17	—	—	1,004	17

Total debt securities	13,898	131	1,481	5	15,379	136
Equity securities	1,327	304	617	99	1,944	403

Total	$15,225	$435	$2,098	$104	$17,323	$539

          At December 31, 2009, the Corporation had a total of 279 debt securities and 45 equity security positions. At December 31, 2009, there were a total of 39 individual debt securities and 13 individual equity securities that were in a continuous unrealized loss position for less than twelve months. At December 31, 2009, there were a total of 1 debt security and 18 individual equity securities in a continuous loss position for greater than twelve months.
          The Corporation invests in various forms of agency debt including mortgage-backed securities and callable agency debt. The fair market value of these securities is influenced by market interest rates, prepayment speeds on mortgage securities, bid to offer spreads in the market place and credit premiums for various types of agency debt. These factors change continuously and therefore the market value of these securities may be higher or lower than the Corporation’s carrying value at any measurement date. The Corporation does not consider the debt securities contained in the previous table to be other-than-temporarily impaired since it has both the intent and ability to hold the securities until a recovery of fair value, which may be maturity.
          The Corporation’s marketable equity securities consist of common stock positions in various Commercial Banks, Savings and Loans/Thrifts, and Diversified Financial Service Corporations varying in asset size and geographic region. The Corporation’s equity securities represent less than 1 percent of the total available for sale investments as of December 31, 2009. The following tables display the Corporation’s holdings of these securities by asset size and geographic region as of December 31, 2009:

	December 31, 2009
		Gross	Gross	Estimated
(In Thousands)	Amortized	Unrealized	Unrealized	Fair
Asset size($)	Cost	Gains	Losses	Value

Under $1 Billion	$414	$12	$(61)	$365
$1 to $5 Billion	213	—	(68)	145
$6 to $100 billion	780	13	(233)	560
Over $100 Billion	686	16	(75)	627

	$2,093	$41	$(437)	$1,697

	December 31, 2009
		Gross	Gross	Estimated
(In Thousands)	Amortized	Unrealized	Unrealized	Fair
Geographic Region	Cost	Gains	Losses	Value

Eastern U.S.	$1,003	$20	$(248)	$775
Southeastern U.S.	110	—	(17)	93
Western U.S.	53	—	(27)	26
National	927	21	(145)	803

	$2,093	$41	$(437)	$1,697

          The fair market value of the equity securities tends to fluctuate with the overall equity markets as well as the trends specific to each institution. The equity securities portfolio is reviewed in a similar manner as that of the debt securities with greater emphasis placed on the length of time the market value has been less than the carrying value and the financial sector outlook. The Corporation also reviews dividend payment activities, levels of non performing assets and loan loss reserves, and whether or not the issuer is participating in the TARP Capital Purchase Program. The starting point for the equity analysis is the length and severity of market value decline. The Corporation and an independent consultant monitor the entire portfolio monthly with particular attention given to securities in a continuous loss position of at least ten percent for over twelve months. During 2009, impairment was recognized on several securities which management believed that a sufficient amount of credit damage had occurred relative to the issuer’s capital position to render the security unlikely to recover to our cost within the near term. For the year ended December 31, 2009, the Corporation recorded an other -than-temporary loss totaling $69,000 related to the investment in equity securities. Securities with an unrealized loss that were determined to be other-than-temporary were written down to fair value, with the write-down recorded as a realized loss included in security (losses) gains. The Corporation evaluated the near-term prospects of the issuer in relation the severity and duration of the market value decline as well as the other attributes listed above. Based on that evaluation and the Corporation’s ability and intent to hold these equity securities for a reasonable period of time sufficient for a forecasted recovery of fair value, the Corporation does not consider these equity securities to be other-than-temporarily impaired at December 31, 2009.
4. LOANS
          Major classifications of loans at December 31, 2009 and 2008 consisted of:

(In Thousands)
	2009	2008
Commercial, financial and agricultural	$37,642	$27,165
Tax-exempt	18,055	16,762
Real estate	253,463	262,539
Real estate construction	13,526	5,307
Installment loans to individuals	7,725	8,202
Add (deduct): Unearned discount	(15)	(24)
Unamortized loan costs, net of fees	93	117

Gross loans	$330,489	$320,068

          Real estate loans held-for-sale in the amount of $267,000 at December 31, 2009 and $72,000 at December 31, 2008 are included in real estate loans above and are carried at the lower of cost or market.
          The aggregate amount of demand deposits that have been reclassified as loan balances at December 31, 2009 and 2008 are $99,000 and $94,000, respectively.
          Non-accrual loans at December 31, 2009, 2008 and 2007 were $4,361,000, $4,453,000,and $77,000, respectively. The gross interest that would have been recorded if all non-accrual loans during the year had been current in accordance with their original terms and the amounts actually recorded in income were as follows:

(In Thousands)	2009	2008	2007
Gross interest due under terms	$285	$320	$10
Amount included in income	(241)	(116)	(4)
Interest income not recognized	$44	$204	$6
          At December 31, 2009, 2008 and 2007, the recorded investment in loans that are considered to be impaired was $4,839,000, $4,453,000 and $77,000, respectively. No additional charge to operations was required to provide for these impaired loans as the specifically allocated allowance of $494,000 at December 31, 2009, is estimated by management to be adequate to provide for the loan loss allowance associated with these impaired loans. The portion of the allowance for loan losses allocated for impaired loans was $198,000 and $5,000 at December 31, 2008 and 2007, respectively. The average recorded investment in impaired loans during the years ended December 31, 2009, 2008 and 2007 was approximately $4,956,000, $1,905,000 and $55,000, respectively.
          Loans past due 90 days or more and still accruing interest amounted to $77,000 at December 31, 2007. There were no loans past due 90 days and still accruing interest at December 31, 2009 and 2008.
          At December 31, 2009, there were no significant commitments to lend additional funds with respect to non-accrual and restructured loans.

          Changes in the allowance for loan losses for the years ended December 31, 2009, 2008 and 2007 were as follows:

(In Thousands)	2009	2008	2007
Balance, beginning of year	$3,758	$1,437	$1,456
Provision charged to operations	1,025	750	30
Allowance acquired	—	1,683	—
Loans charged off	(599)	(148)	(85)
Recoveries	26	36	36

Balance, end of year	$4,210	$3,758	$1,437

          From time to time, the Bank may agree to modify the contractual terms of a borrower’s loan. In cases where such modifications represent a concession to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring. Loans modified in a troubled debt restructuring are placed on nonaccrual status until the Bank determines the future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrate a period of performance according to the restructured terms of six months. At December 31, 2009, there were no significant loans modified in troubled debt restructurings.
5. MORTGAGE SERVICING RIGHTS
          The Bank sells real estate mortgages. The mortgage loans sold which are serviced for others are not included in the accompanying Consolidated Balance Sheets. The unpaid principal balances of mortgage loans serviced for others were $57,154,000 and $39,702,000 at December 31, 2009 and 2008, respectively. The balances of amortized mortgage servicing rights included in other assets at December 31, 2009 and 2008 were $344,000 and $206,000, respectively. Valuation allowances were not provided since fair values were determined to exceed carrying values. Fair values were determined using a discount rate of 6% and average expected lives of 3 to 6 years.
          The following summarizes mortgage servicing rights capitalized and amortized:

(In Thousands)	2009	2008
Balance, beginning of year	$206	$49
Servicing asset additions and acquisition	214	201
Amortization	(76)	(44)

Balance, end of year	$344	$206

The Bank does not require custodial escrow accounts in connection with the foregoing loan servicing.
6. PREMISES AND EQUIPMENT
          A summary of premises and equipment at December 31, 2009 and 2008 follows:

(In Thousands)	2009	2008
Land	$1,704	$1,514
Premises	11,305	12,550
Furniture and equipment	9,803	9,696
Leasehold improvements	64	64

Total	22,876	23,824
Less accumulated depreciation and amortization	10,293	11,215

Net premises and equipment	$12,583	$12,609

          Depreciation amounted to $1,023,000, $693,000 and $409,000 in 2009, 2008 and 2007, respectively.

7. DEPOSITS
     Major classifications of deposits at December 31, 2009 and 2008 consisted of:

(In Thousands)	2009	2008
Demand deposits	$55,734	$52,460
Interest-bearing demand deposits	71,396	63,776
Savings	101,537	92,385
Time deposits over $100,000	71,720	58,379
Other time deposits	161,901	167,309

Total deposits	$462,288	$434,309

     The following is a schedule reflecting remaining maturities of time deposits of $100,000 and over at December 31, 2009:

(In Thousands)
2010	$37,817
2011	7,473
2012	21,833
2013	2,379
2014	2,218

Total	$71,720

     Interest expense related to time deposits of $100,000 or more was $1,915,000 in 2009, $1,581,000 in 2008 and $1,369,000 in 2007.
8. SHORT-TERM BORROWINGS
          Securities sold under agreements to repurchase and Federal Home Loan Bank advances generally represented overnight or less than 30-day borrowings. U.S. Treasury tax and loan notes for collections made by the Bank were payable on demand. Short-term borrowings consisted of the following at December 31, 2009 and 2008:

	2009
		Weighted	Maximum
	Ending	Average	Month End	Average
(In Thousands)	Balance	Balance	Balance	Rate

Securities sold under agreements to repurchase	$51,682	$47,873	$56,253	0.76%
Other short-term borrowings	—	352	5,400	0.64%
U.S. Treasury tax and loan notes	315	601	994	0.00%

Total	$51,997	$48,826	$62,647	0.75%

	2008
		Weighted	Maximum
	Ending	Average	Month End	Average
(In Thousands)	Balance	Balance	Balance	Rate

Securities sold under agreements to repurchase	$54,462	$41,573	$62,692	1.77%
Other short-term borrowings	—	849	5,400	1.04%
U.S. Treasury tax and loan notes	1,000	490	1,000	1.38%

Total	$55,462	$42,912	$69,092	1.76%

9. LONG-TERM BORROWINGS
          Long-term borrowings consist of advances due to the FHLB — Pittsburgh. Under terms of a blanket agreement, the loans were secured by certain qualifying assets of the Bank which consisted principally of first mortgage loans. The carrying value of these collateralized items was $164,173,000 at December 31, 2009. The Bank has lines of credit with Federal Reserve Bank Discount Window , Wells Fargo Bank, and FHLB — Pittsburgh in the aggregate amount of $169,173,000 at December 31, 2009. The unused portion of these lines of credit was $154,045,000 at December 31, 2009. Long-term borrowings consisted of the following at December 31, 2009 and 2008:

(In Thousands)	2009	2008
Loan dated June 25, 1998 in the original amount of $72,000 for a 30-year term requiring monthly payments of $425 including interest at 5.86%.	$58	$60

Loan dated February 23, 1999 in the original amount of $29,160 for a 20-year term requiring monthly payments of $179 including interest at 5.50%.	21	22

Loan dated August 20, 1999 in the original amount of $32,400 for a 20-year term requiring monthly payments of $199 including interest at 5.50%.	24	25

Loan dated January 27, 2000 in the original amount of $5,000,000 for a 10-year term with a 1-year conversion date, at the discretion of FHLB, and a 3-month conversion frequency thereafter. At December 31, 2009 the interest rate was 6.00%.	5,000	5,000

Loan dated August 16, 2000 in the original amount of $2,000,000 for a 10-year term with a 6-month conversion date, at the discretion of FHLB, and a 3-month conversion frequency thereafter. At December 31, 2009 the interest rate was 5.93%.	2,000	2,000

Loan dated September 20, 2000 in the original amount of $2,000,000 for a 10-year term with a 3-year conversion date, at the discretion of FHLB, and a 3-month conversion frequency thereafter. At December 31, 2009 the interest rate was 6.10%.	2,000	2,000

Loan dated December 13, 2000 in the original amount of $32,092 for a 20-year term requiring monthly payments of $197 including interest at 5.50%.	25	26

Three FHLB Fixed Rate Community Lending Program loans dated May 7, 2009 in the original amount of $1,000,000 each for terms ranging from 3 to 5 years. At December 31, 2009 the interest rates ranged from 2.03% to 2.94%.	3,000	—

Three FHLB Fixed Rate Community Lending Program loans dated July 15, 2009 in the original amount of $1,000,000 each for terms ranging from 3 to 5 years. At December 31, 2009 the interest rates ranged from 1.99% to 3.04%.	3,000	—

Total	$15,128	$9,133

          The following is a schedule reflecting remaining maturities of long-term debt at December 31, 2009:

(In Thousands)
2010	$9,005
2011	5
2012	2,005
2013	2,006
2014	2,006
Thereafter	101

Total	$15,128

10. COMPREHENSIVE INCOME
          The components of the change in other comprehensive income and related tax effects are as follows:

	Years Ended December 31,
(In Thousands)	2009	2008	2007
Unrealized holding gains on available-for-sale
investment securities	$1,750	$2,671	$262
Reclassification adjustment for (losses) gains realized in income	(385)	(431)	1

Change in unrealized gains before tax effect	1,365	2,240	263
Tax effect	464	762	89

Net change in unrealized gains	$901	$1,478	$174

11. STOCKHOLDERS’ EQUITY AND STOCK PURCHASE PLANS
          The Amended Articles of Incorporation contain a provision that permits the Corporation to issue warrants for the purchase of shares of common stock, par value $1.25 per share (the “Common Stock”), at below market prices in the event any person or entity acquires 25% or more of the Common Stock.
          The Corporation offers employees a stock purchase plan. The maximum number of shares of the Common Stock to be issued under this plan is 20,000. In addition, the Corporation may choose to purchase shares on the open market to facilitate this plan. During 2009 the plan was amended to allow participating employees to elect quarterly deductions of at least 1% of base pay, but not more than 10% of base pay, to cover purchases of shares under this plan. A participating employee shall be deemed to have been granted an opportunity to purchase a number of shares of the Common Stock equal to the quarterly aggregate amount of payroll deductions elected by the employee divided by the lower of 90% of the fair market value of Common Stock on the average of the last ten days prior to the offering date or 90% of the fair market value of common Stock on the average of the last ten days prior to purchase date as defined by the plan. Stock issued to participating employees under the plan for the most recent three year period was:

		Average Per Share
		Employees’	Market
	Number	Purchase	Value
	of Shares	Price	of Shares
Year Issued:
2009	3154	$20.96	$22.55
2008	606	$22.86	$25.40
2007	557	$25.50	$28.33
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

	Number	Total
(In Thousands, Except Per Share Data)	of Shares	Proceeds
Year:
2009	14,616	$319
2008	11,652	$254
2007	8,315	$222

12. INCOME TAXES
          The provision for income tax expense consisted of the following components:

	For the Years Ended December 31,
(In Thousands)	2009	2008	2007
Currently payable	$1,980	$1,155	$913
Deferred tax (benefit)	75	(259)	(25)

Total income tax provision	$2,055	$896	$888

          A reconciliation of the actual provision for federal income tax expense and the amounts which would have been recorded based upon the statutory rate of 34% follows:

(In Thousands)	2009		2008		2007
	Amount	%	Amount	%	Amount	%
Provision at statutory rate	$2,697	34.0%	$1,351	34.0%	$1,202	34.0%
Tax-exempt income	(409)	(5.2)	(327)	(8.2)	(236)	(6.7)
Bank-owned life insurance income-net	(152)	(1.9)	(124)	(3.1)	(97)	(2.7)
Tax credit from limited partnerships less amortization, net	(46)	(0.6)	(68)	(1.7)	—	—
Non-decuctible expenses	268	3.4	51	1.3	32	0.9
Other, net	(303)	(3.8)	13	0.2	(13)	(0.4)

Effective income tax and rate	$2,055	25.9%	$896	22.5%	$888	25.1%

          The net deferred tax liability recorded by the Corporation consisted of the following tax effects of temporary timing differences at December 31, 2009 and 2008:

(In Thousands)	2009	2008
Deferred tax assets:
Allowance for loan losses	$1,101	$991
Allowance for off balance sheet losses	3	3
Deferred compensation and director’s fees	418	488
Non-accrual loan interest	21	106
Investment in limited partnerships	106	96
Impairment losses on investment securities	378	445
* Property valuation	280	309
Capital loss carryforward	238	41

Total	2,545	2,479

Deferred tax liabilities:
Loan fees and costs	(32)	(39)
Bond accretion	(73)	(63)
Depreciation	(598)	(609)
Investment in insurance agency	(22)	(17)
* Intangibles	(905)	(843)
* Other	(308)	(224)
Unrealized investment security gains	(1,299)	(836)

Total	(3,237)	(2,631)

Deferred tax liability, net	$(692)	$(152)

          The above net deferred tax liability is included in other liabilities on the accompanying consolidated balance sheets. Those items noted with an (*) resulted from the 2008 acquisition of Columbia Financial Corporation, see Note 15. It is anticipated that all tax assets shown above will be realized, accordingly, no valuation allowance was provided. The Corporation has a capital loss carryforward in the amount of $699,000 as of December 31, 2009.
          The Corporation and the Bank file a consolidated federal income tax return. The Corporation is also required to file a separate state income tax return and has available state operating loss carryforwards totaling $734,000. The losses expire through 2028. The related deferred net state tax asset in the amount of $73,000 has been fully reserved and is not reflected in the net tax asset since management is of the opinion that such assets will not be realized in the foreseeable future.
13. EMPLOYEE BENEFIT AND DEFERRED COMPENSATION PLANS
EMPLOYEE BENEFIT PLANS
          The Bank maintains a 401K salary deferral profit sharing plan for the benefit of its employees. Under the salary deferral component, employees may elect to contribute a percentage of compensation up to the maximum amount allowable not to exceed the limits of IRS Code Section 401(K). The Corporation matches 100% of employee contributions up to 4% of compensation. Under the profit sharing component, contributions are made at the discretion of the Bank’s Board of Directors. Matching contributions amounted to $195,000, $157,000 and $91,000 for the years ended December 31, 2009, 2008 and 2007, respectively. There were no discretionary contributions for the years ended December 31, 2009, 2008 and 2007.
DEFERRED COMPENSATION PLANS
Directors
          During 1990, the Bank entered into agreements with two directors to establish non-qualified deferred compensation plans for each of these directors. In 1994, additional plans were established for these two directors plus another director. These plans were limited to four-year terms. The Bank may, however, enter into subsequent similar plans with its directors. Each of the participating directors deferred the payment to himself of certain directors’ fees to which he was entitled. Each director’s future payment was based upon the cumulative amount of deferred fees together with interest currently accruing thereon at the rate of 8% per annum, subject to change by the Board of Directors. The total accrued liability as of December 31, 2009 and 2008 was $0 and $204,000, respectively, relating to these directors’ deferred compensation agreements. During 2009, an amendment to two of the plans allowed for the complete payout of the plans on January 2, 2009 at the then deferred amount of $191,000. Final payment was made on January 2, 2009 in the amount of $13,000 to another former Director, which payment completed all payouts of these plans.
          During 2003, the directors were given the option of receiving or deferring their directors’ fees under a non-qualified deferred compensation plan which allows the director to defer such fees until the year following the expiration of the directors’ term. Payments are then made over specified terms under these arrangements up to a ten-year period. Interest is to accrue on these deferred fees at a 5-year certificate of deposit rate, which was 4.62% in 2008. The certificate of deposit rate will reset in January 2013. Three directors have elected to participate in this program and the total accrued liability as of December 31, 2009 and 2008 was $243,000, and $232,000, respectively.
          Total directors fees, including amounts currently paid for the years ended December 31, 2009, 2008 and 2007 were $284,000, $244,000 and $188,000, respectively.
          During 2008, the directors were given the option of receiving or deferring their directors’ fees under a non-qualified deferred compensation plan with the same features as the above plan. The interest rate that will be paid beginning with the January 2009 director pay, is 4% for a 5-year period and will reset in January 2014. Two directors elected to participate in this plan for 2009. Total accrued liability as of December 31, 2009 and 2008 was $33,000 and $0. The same two directors have elected to participate in this plan for 2010.
Officers
          In 1992, the Bank entered into agreements with two executive officers to establish non-qualified deferred compensation plans. Each officer deferred compensation in order to participate in this deferred compensation plan. If the officer continued to serve as an officer of the Bank until he attained 65 years of age, the Bank agreed to pay him 120 guaranteed consecutive monthly payments commencing on the first day of the month following the officer’s 65th birthday. Each officer’s guaranteed monthly payment was based upon the future value of life insurance purchased with the compensation the officer has deferred. The Bank obtained life insurance (designating the Bank as the beneficiary) on the life of each participating officer in an amount which is intended to cover the Bank’s obligations under this deferred compensation plan, based upon certain actuarial assumptions. During 2002, the agreements with the two executive officers were modified. Under one agreement, the executive officer receives $225,000 payable monthly over a 10-year period commencing in February 2003. Under another agreement, another executive officer receives $175,000 payable monthly over a 10-year period commencing in April 2003. This second agreement also provided post-employment health care benefits to the executive officer until the attainment of age 65. As of December 31, 2009 and 2008, the net cash value of insurance policies was $464,000 and $438,000, respectively, and the total accrued liability, equal to the present value of these obligations, was $117,000 and $150,000, respectively, relating to these executive officers’ deferred compensation plans.
          In April 2003, the Bank entered into non-qualified deferred compensation agreements with three officers to provide supplemental retirement benefits commencing with the executive’s retirement and ending 15 years thereafter. One participant began payout during 2009 with amount received being $8,000 during 2009 and $20,000 each year thereafter. The deferred compensation expense related to these agreements for the years ended December 31, 2009, 2008 and 2007 was $113,000, $119,000 and $110,000 respectively, and the total accrued liability as of December 31, 2008 and 2007 was $658,000 and $553,000, respectively.
          In 2009, the Bank entered into a non-qualified deferred compensation agreement with one senior officer to provide supplemental retirement benefits commencing with the executive’s retirement and ending 15 years thereafter. The deferred compensation expense related to this agreement for the year ended December 31, 2009 was $12,000 and the total accrued liability as of December 31, 2009 was $12,000.
          The Bank entered into agreements to provide post-retirement benefits to employees in the form of life insurance payable to the employee’s estate upon their death through endorsement split dollar life insurance arrangements. The Corporation adopted the guidance in FASB ASC 715-60-35 Compensation — Retirement Benefits — Post Retirement effective January 1, 2007 to recognize the liability for future benefits in the amount of $12,000. The post- retirement benefit expense related to these split dollar arrangements amounted to $23,000 and $72,000 for the years ended December 31, 2009 and 2008. The total accrued liability for the split dollar post retirement benefits amounted to $166,000 and $297,000 for the years ended December 31, 2009 and 2008, respectively.
          Total deferred compensation and split dollar post retirement benefit expense for current and retired officers for the years ended December 31, 2009, 2008 and 2007 was $155,000, $187,000 and $120,000, respectively, and the total accrued liability under the officers’ deferred compensation and split dollar post retirement plans as of December 31, 2009 and 2008 was $953,000 and $1,000,000, respectively.
14. LEASE COMMITMENTS AND CONTINGENCIES
          The Corporation leases facilities and office equipment under operating leases expiring through 2016. Rental expense under operating leases totals approximately $149,000 in 2009, $78,000 in 2008 and $36,000 in 2007. Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of 1 year as of December 31, 2009 are as follows:

(In Thousands)
2010	$214
2011	272
2012	275
2013	121
2014	41
Thereafter	10

Total	$933

          In 2008, the Corporation purchased the license to utilize banking software, and entered into contractual commitments to pay annual license fees associated with the software. The license fee was waived for the first year and future fees are payable based on the Bank’s asset size. As part of the agreement, the second and third year license fees will be based on the Bank’s asset size as of March 31, 2008. The Corporation estimates the annual fees for the years ended December 31, 2010 and 2011 will amount to $97,000 and $159,000, respectively.
15. ACQUISITION
          On July 18, 2008, the Corporation completed its acquisition of Columbia Financial Corporation(“CFC”). Under the terms of the Agreement and Plan of Reorganization dated as of November 29, 2007, CFC merged with and into the Corporation; and the Corporations’ wholly-owned subsidiary, Columbia County Farmers National Bank merged with and into the Bank. The Corporation acquired 100% of the outstanding shares of CFC for a total purchase price of $26,316,000. The transaction was accounted for in accordance with FASB ASC 805, Business Combinations (SFAS No. 141-Business Combinations). In connection therewith, the Corporation issued approximately 1,030,286 shares of its common stock and paid cash of approximately $3,000 in lieu of the issuance of fractional shares in exchange for all of the issued and outstanding shares of CFC common stock. Assets and liabilities of CFC are recorded at estimated fair values as of the acquisition date and the results of the acquired entity operations are included in income from that date. The fair values of acquired assets and liabilities, including identified intangible assets, were finalized as quickly as possible following the acquisition. The CFC purchase price allocation is complete.
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
16. RELATED PARTY TRANSACTIONS
          Certain directors and executive officers of the Corporation and the Bank, as well as companies in which they are principal owners (i.e., at least 10% ownership), were indebted to the Bank at December 31, 2009 and 2008. These loans were made on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated parties. These loans did not present more than the normal risk of collectibility nor present other unfavorable features. A summary of the activity on these related party loans consisted of the following:

	Beginning			Ending
(In Thousands)	Balance	Additions	Payments	Balance

2009	$7,803	$1,441	$(1,399)	$7,845
2008	926	7,633	(756)	7,803
          The above loans represent funds drawn and outstanding at the date of the accompanying consolidated financial statement. Commitments by the Bank to related parties on loan commitments and standby letters of credit for 2009 and 2008 presented an off-balance sheet risk to the extent of undisbursed funds in the amount of $3,139,000 and $2,696,000 respectively.
          Deposits from certain officers and directors and/or their affiliated companies held by the Bank amounted to $3,756,000 and $9,745,000 at December 31, 2009 and 2008, respectively.
          The total consolidated loans made by the bank at December 31, 2009, to its directors and executive officers as a group, members of their immediate families and companies in which they have a 10% or more ownership interest was $11,461,000 or approximately 17.7 percent of the Corporation’s total consolidated capital accounts. This amount also represented the largest amount of all these loans in 2009. These loans did not involve more than the normal risk of collectability nor did they present other unfavorable features.
17. REGULATORY MATTERS
          Dividends are paid by the Corporation to shareholders from its assets which are mainly provided by dividends from the Bank. However, national and state banking laws place certain restrictions on the amount of cash dividends allowed to be paid by the Bank to the Corporation. Generally, the Bank may not make dividends to the Corporation, if such payments would reduce the Bank’s surplus to an amount below that of the Bank’s capital. Accordingly, in 2010, the Bank may declare dividends to the Corporation in the amount of $18,517,000. In addition, federal bank regulatory authorities have authority to prohibit the Bank from engaging in an unsafe or unsound practice in conducting its business. Depending upon the financial condition of the bank in question, the payment of dividends could be deemed to constitute an unsafe or unsound practice. The ability of the Bank to pay dividends in the future is currently influenced, and could be further influenced, by bank regulatory policies and capital guidelines. Accordingly, in 2010, without prior federal regulatory approval, the Corporation may declare dividends to Shareholders in the amount of the net income available to shareholders for the past four quarters, net of dividends paid during that period. As of December 31, 2009, the amount available for payment of dividends, without prior federal regulatory approval, was $3,559,000. Regulations also limit the amount of loans and advances from the Bank to the Corporation to 10% of total capital.
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
          Quantitative measures established by regulation to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier I Capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I Capital (as defined) to average assets (as defined). Management believes, as of December 31, 2009 and 2008, that the Corporation and the Bank met all capital adequacy requirements to which they are subject.
          As of December 31, 2009, the Bank was categorized as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table.
          The following table reflects the Corporation’s actual consolidated capital amounts and ratios at December 31:

	2009		2008
(In Thousands)	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-weighted Assets)
Actual	$60,322	17.6%	$55,851	16.5%
For Capital Adequacy Purposes	27,394	8.0	27,112	8.0
To Be Well-Capitalized	34,243	10.0	33,890	10.0

Tier I Capital (to Risk-weighted Assets)
Actual	$56,102	16.4%	$52,083	15.4%
For Capital Adequacy Purposes	13,697	4.0	13,556	4.0
To Be Well-Capitalized	20,546	6.0	20,334	6.0

Tier I Capital (to Average Assets)
Actual	$56,102	9.8%	$52,083	9.3%
For Capital Adequacy Purposes	22,861	4.0	22,476	4.0
To Be Well-Capitalized	28,577	5.0	28,095	5.0
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
          The Corporation may require collateral or other security to support financial instruments with off-balance sheet credit risk. The contract or notional amounts at December 31, 2009 and 2008 were as follows:

(In Thousands)	2009	2008
Financial instruments whose contract amounts repsresent credit risk:
Commitments to extend credit	$71,868	$68,412
Standby letters of credit	3,393	3,064
Dealer floor plans	932	1,129
Loans held for sale	267	72
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
          Standby letters of credit and commercial letters of credit are conditional commitments issued by the Corporation to guarantee payment to a third party when a customer either fails to repay an obligation or fails to perform some non-financial obligation. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Corporation holds collateral supporting those commitments for which collateral is deemed necessary. The extent of collateral held for those commitments at December 31, 2009 varied from 0 percent to 100 percent. The average amount collateralized was 74.5 percent.
          The Corporation’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and letters of credit is represented by the contractual notional amount of those instruments. The Corporation uses the same credit policies in making commitments and conditional obligations, as it does for on-balance sheet instruments.
          The Corporation granted commercial, consumer and residential loans to customers primarily within Pennsylvania. Of the total loan portfolio, 80.8% was for real estate loans, principally residential. It was the opinion of management that this high concentration did not pose an adverse credit risk. Further, it is management’s opinion that the remainder of the loan portfolio was balanced and diversified to the extent necessary to avoid any significant concentration of credit.
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

          The following table presents the assets reported on the consolidated statements of financial condition at their fair value as of December 31, 2009 and 2008 by level within the fair value hierarchy. As required by FASB ASC 820-10, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

		December 31, 2009
(In Thousands)	Level I	Level II	Level III	Total
Assets Measured on a Recurring Basis:
Investment Securities, available-for-sale	$1,697	$218,569	$—	$220,266

		December 31, 2008
(In Thousands)	Level I	Level II	Level III	Total
Assets Measured on a Recurring Basis:
Investment Securities, available-for-sale	$2,293	$192,120	$—	$194,413
          At December 31, 2009 and 2008, investments measured at fair value on a recurring basis and the valuation methods used are as follows:

		December 31, 2009
(In Thousands)	Level I	Level II	Level III	Total
Available for sale securities
Obligation of US Government Agencies
Mortgage-backed	$—	$138,856	$—	$138,856
Other	—	68,339	—	68,339
Obligations of state and political subdivisions	—	11,374	—	11,374
Equity securities	1,697	—	—	1,697

	$1,697	$218,569	$—	$220,266

		December 31, 2008
(In Thousands)	Level I	Level II	Level III	Total
Available for sale securities
Obligation of US Government Agencies
Mortgage-backed	$—	$118,046	$—	$118,046
Other	—	64,080	—	64,080
Obligations of state and political subdivisions	—	9,994	—	9,994
Equity securities	2,293	—	—	2,293

	$2,293	$192,120	$—	$194,413

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
          The following table presents the assets reported on the consolidated statements of financial condition at their fair value on a non-recurring basis as of December 31, 2009 and 2008 by level within the fair value hierarchy. As required by FASB ASC 820-10, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

		December 31, 2009
(In Thousands)	Level I	Level II	Level III	Total
Assets Measured on a Non-recurring Basis:
Impaired Loans	$—	$4,839	$—	$4,839
Loans Held for Sale	—	72	—	72
Mortgage Servicing Rights	—	344	—	344
Other Real Estate Owned	—	29	—	29

	$—	$5,284	$—	$5,284

		December 31, 2008
(In Thousands)	Level I	Level II	Level III	Total
Assets Measured on a Non-recurring Basis:
Impaired Loans	$—	$4,453	$—	$4,453
Loans Held for Sale	—	267	—	267
Mortgage Servicing Rights	—	206	—	206
Other Real Estate Owned	—	373	—	373

	$—	$5,299	$—	$5,299

20. ESTIMATED FAIR VALUES OF FINANCIAL INSTRUMENTS
          The Corporation is required to disclose estimated fair values for its financial instruments. Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. These techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Fair value estimates derived through these techniques cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. FASB ASC 825-10 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Corporation.
          At December 31, 2009 and 2008, the carrying values and estimated fair values of financial instruments are presented in the table below:

	2009		2008
	Carrying	Estimated	Carrying	Estimated
(In Thousands)	Amount	Fair Value	Amount	Fair Value

Financial Assets:
Cash and short-term instruments	$11,459	$11,459	$15,485	$15,485
Investment securities	220,266	220,266	194,413	194,413
Restricted securities	2,984	2,984	2,167	2,167
Loans, net	326,279	329,726	316,310	317,203
Cash surrender value of bank owned life insurance	11,440	11,440	10,943	10,943
Accrued interest receivable	2,043	2,043	2,388	2,388

Financial Liabilities:
Interest- bearing deposits	406,554	410,168	381,849	384,105
Noninterest- bearing deposits	55,734	55,734	52,460	52,460
Short-term borrowings	51,997	51,997	55,462	55,462
Long-term borrowings	15,128	15,375	9,133	9,452
Junior subordinate debentures	4,640	4,640	4,640	4,640
Accrued interest payable	859	859	1,075	1,075

Off-Balance Sheet Assets (Liabilities):
Commitments to extend credit		$71,868		$68,412
Standby letters of credit		3,393		3,064
Dealer floor plans		932		1,129

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
               RESTRICTED SECURITIES
The carrying value of regulatory stock approximates fair value based on applicable redemption provisions.
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
               DEPOSITS
The fair value of deposits with no stated maturity, such as Demand Deposits, Savings Accounts, and Money Market Accounts, was equal to the amount payable on demand at December 31, 2009 and 2008.
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

21. PARENT COMPANY FINANCIAL INFORMATION
               Condensed financial information for CCFNB Bancorp, Inc. (Parent Company only) was as follows:
BALANCE SHEETS

	December 31,
	2009	2008	2007

Assets
Cash	$793	$524	$131
Investment in subsidiary	65,927	61,568	30,091
Investment in other equity securities	1,697	2,292	1,037
Prepayments and other assets	1,226	942	402
Receivable from subsidiary	109	200	—

Total Assets	$69,752	$65,526	$31,661

Liabilities and Stockholders’ Equity
Junior subordinate debentures	$4,640	4,640	—
Accrued expenses and other liabilities	26	$111	$15
Payable to subsidiary	—	—	19

Total Liabilities	4,666	4,751	34

Stockholders’ Equity
Common stock	2,838	2,816	1,533
Surplus	27,539	27,173	2,271
Retained earnings	32,723	29,164	27,679
Accumulated other comprehensive income	2,523	1,622	144
Treasury stock	(537)	—	—

Total Stockholders’ Equity	65,086	60,775	31,627

Total Liabilities and Stockholders’ Equity	$69,752	$65,526	$31,661

STATEMENTS OF INCOME

	Years Ended December 31,
	2009	2008	2007

Income
Dividends from subsidiary bank	$2,818	$2,359	$1,534
Dividends — other	55	81	46
Securities losses, net	(383)	(431)	—
Interest	—	—	1

Total Income	2,490	2,009	1,581
Operating expenses	245	202	89

Income Before Taxes and Equity in Undistributed
Net Income of Subsidiary and Insurance Agency	2,245	1,807	1,492
Applicable income tax benefit	(204)	(206)	(21)

Income Before Equity in Undistributed Net Income of Subsidiary and Equity in Income from Insurance Agency	2,449	2,013	1,513
Equity in undistributed income of subsidiary	3,414	1,059	1,122
Equity in income from investment in insurance agency	14	6	12

Net Income	$5,877	$3,078	$2,647

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2009	2008	2007

Operating Activities:
Net income	$5,877	$3,078	$2,647
Adjustments to reconcile net income to net cash provided by operating activities:
Securities losses (gains)	314	(6)	—
Impairment losson securites	69	437	—
Equity in undistributed net income of subsidiary	(3,414)	(1,059)	(1,122)
Increase in amounts due from subsidiary	(44)	(219)	—
Decrease in income taxes and accrued expenses payable	(230)	(263)	(124)

Net Cash Provided By Operating Activities	2,572	1,968	1,401

Investing Activities:
Purchase of equity securities	—	(153)	—
Acquisition of bank cash	—	251	—
Proceeds from sale of equity securities	164	51	—

Net Cash Provided By Investing Activities	164	149	—

Financing Activities:
Acquisition of treasury stock	(537)	(398)	(658)
Proceeds from issuance of common stock	388	267	236
Cash dividends	(2,318)	(1,593)	(1,010)

Net Cash Used In Financing Activities	(2,467)	(1,724)	(1,432)

Increase (Decrease) in Cash and Cash Equivalents	269	393	(31)
Cash and Cash Equivalents at Beginning of Year	524	131	162

Cash and Cash Equivalents at End of Year	$793	$524	$131

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders of CCFNB Bancorp, Inc.
We have audited the accompanying consolidated balance sheets of CCFNB Bancorp, Inc. and Subsidiary as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CCFNB Bancorp, Inc. and Subsidiary as of December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.
/s/ J. H. Williams & Co., LLP
J. H. Williams & Co., LLP
Kingston, Pennsylvania
March 9, 2010

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
     In accord with Commission requirements, the CEO and Chief Financial Officer note that, as of December 31, 2009, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.
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
     Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management believes that, as of December 31, 2009, the Corporation’s internal control over financial reporting was effective.
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

/s/ Lance O. Diehl
President Chief Executive Officer
Date: March 9, 2010

/s/ Jeffrey T. Arnold
Chief Financial Officer and Treasurer
Date: March 9, 2010

(c) Changes to Internal Control Over Financial Reporting
     There were no changes in the Corporation’s internal control over financial reporting during the three months ended December 31, 2009 that have materially impacted, or are reasonably likely to material affect, the Corporation’s internal control over financial reporting.
Item 9B. Other Information
     None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
Directors
     For information relating to the directors of the Corporation, the section captioned “Board of Directors” in the Corporation’s Proxy Statement for the 2010 Annual Meeting of Stockholders is incorporated by reference.
Executive Officers
     For information relating to officers of the Corporation, the section captioned “Executive Compensation” in the Corporation’s Proxy Statement for the 2010 Annual meeting of Stockholders is incorporated by reference.
Compliance with Section 16(a) of the Exchange Act
     For information regarding compliance with Section 16(a) of the Exchange Act, the section captioned “Stock Ownership” in the Corporation’s Proxy Statement for the 2010 Annual Meeting of Stockholders is incorporated by reference.
Disclosure of Code of Ethics
     The Corporation has adopted a Code of Ethics that applies to directors, officers, and employees of the Corporation and the Bank. A copy of the Code of Ethics is posted on the Corporation’s website at www.firstcolumbiabank.com. Copies of the Code of Ethics may be obtained without charge by writing to CCFNB Bancorp, Inc., 232 East Street, Bloomsburg, PA 17815; Attn: Mr. Jeffrey T. Arnold, CFO and Treasurer. The Corporation intends to satisfy the disclosure requirements under Item 10 of Form 8-K regarding an amendment to, or a waiver from, a provision of its Code of Ethics by posting such information on its website.
Corporate Governance
     For information regarding the nominating and audit committees, the sections captioned “Corporate Governance”, “Board of Directors” and “Audit Committee Report”, in the Corporation’s Proxy Statement for the 2010 Annual Meeting of Stockholders are incorporated by reference.
Item 11. Executive Compensation
     For information regarding executive compensation, the section captioned “Executive Compensation” in the Corporation’s Proxy Statement for the 2010 Annual meeting of Stockholders is incorporated by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     Security Ownership of Certain Beneficial Owners Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Corporation’s Proxy Statement for the 2010 Annual Meeting of Stockholders.
     Security Ownership of Management Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Corporation’s Proxy Statement for the 2010 Annual Meeting of Stockholders.
Item 13. Certain Relationships and Related Transactions, Director Independence
Certain Relationships and Related Transactions
     For information relating to transactions with related persons, the section captioned “Executive Compensation” in the Corporation’s Proxy Statement for the 2010 Annual Meeting of Stockholders is incorporated herein by reference.
Director Independence
     For information regarding director independence, the section captioned “Corporate Governance” in the Corporation’s Proxy Statement for the 2010 Annual Meeting of Stockholders is incorporated by reference.

14. Principal Accounting Fees and Services
     For information regarding the principal accounting fees and expenses, the section captioned “Independent Registered Public Accounting Firm” in the Corporation’s Proxy Statement for the 2010 Annual Meeting of Stockholders is incorporated by reference.
PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) The following documents are filed as part of this report:
1. The following financial statements are incorporated by reference in Item 8:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheet as of December 31, 2009 and 2008
Consolidated Statement of Income for the Years Ended December 31, 2009, 2008 and 2007
Consolidated Statement of Changes in Stockholders’ Equity for the Years Ended December 31, 2009, 2008 and 2007
Consolidated Statement of Cash Flows for the Years Ended December 31, 2009, 2008 and 2007
Notes to Consolidated Financial Statements
2. All financial statement schedules are omitted because the required information is either not applicable, not required or is shown in the respective financial statement or in the notes thereto, which are incorporated by reference at subsection (a) (1) of this item.
3. The following exhibits are filed herewith, or, as indicated, incorporated by reference as a part of this report.

3.1	Amended and Restated Articles of Incorporation (1)
3.2	Amended Bylaws
10.1	Executive Employment Agreement of Lance O. Diehl (2)
10.2	Executive Employment Agreement of Edwin A. Wenner (3)
10.3	Form of Deferred Director Fees Agreement (4)
10.4	Supplemental Executive Retirement Plan Agreement and Amendment for Lance O. Diehl (5))
10.5	Supplemental Executive Retirement Plan Agreement and Amendment for Edwin A. Wenner (6)
10.6	Supplemental Executive Retirement Plan Agreement for Paul Page (7)
10.7	Executive Employment Agreement for Paul Page (8)
21	List of Subsidiaries of the Corporation
23	Consent of Independent Registered Public Accounting Firm
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer

(1)	Incorporated by reference to Exhibit 1 to Registrant’s Current Report on Form 8-K, dated May 9, 2005, filed with the commission on May 10, 2005.

(2)	Incorporated by reference to Exhibit 10.6 to Registrant’s Registration Statement on Form S-4 filed with the Commission on March 27, 2008.

(3)	Incorporated by reference to Exhibit 10.7 to Registrant’s Registration Statement on Form S-4 filed with the Commission on March 27, 2008.

(4)	Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K, dated December 14, 2004, filed with the Commission on December 15, 2004.

(5)	Incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K, dated December 14, 2004, filed with the Commission on December 15, 2004.

(6)	Incorporated by reference to Exhibit 10.5 to Registrant’s Current Report on Form 8-K, dated December 14, 2004, filed with the Commission on December 15, 2004.

(7)	Incorporated by reference to Exhibit 1 to Registrant’s Current Report on Form 8-K, dated May 27, 2009, filed with the Commission on May 28, 2009.
(8)	Incorporated by reference to Exhibit 10.9 to Registrant’s Registration Statement on Form S-4 filed with the Commission on March 27, 2008.
(b) See item 15(a)(3)
(c) None.
SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
CCFNB BANCORP, INC.
(Registrant)

By:	/s/ Lance O. Diehl	Date: March 9, 2010

Lance O. Diehl
President and Chief Executive Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Robert W. Brewington, Jr.	Date: March 9, 2010

Robert W. Brewington, Jr.
Director

By:	/s/ Edward L. Campbell	Date: March 9, 2010

Edward L. Campbell.
Director

By:	/s/ Lance O. Diehl	Date: March 9, 2010

Lance O. Diehl
President, Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Robert W. Dillon	Date: March 9, 2010

Robert W. Dillon
Director

By:	/s/ Frank D. Gehrig	Date: March 9, 2010

Frank D. Gehrig
Director

By:	/s/ William F. Gittler	Date: March 9, 2010

William F. Gittler
Director

By:	/s/ Glenn E. Halterman	Date: March 9, 2010

Glenn E. Halterman
Director, Chairman of the Board

By:	/s/ Elwood R. Harding, Jr.	Date: March 9, 2010

Elwood R. Harding, Jr.
Director

By:	/s/ Joanne I. Keenan	Date: March 9, 2010

Joanne I. Keenan
Director

By:	/s/ Willard H. Kile, Jr.	Date: March 9, 2010

Willard H. Kile, Jr.
Director

By:	/s/ W. Bruce McMichael, Jr.	Date: March 9, 2010

W. Bruce McMichael, Jr.
Director

By:	/s/ Mary Ann B. Naugle	Date: March 9, 2010

Mary Ann B. Naugle
Director

By:	/s/ Andrew B. Pruden	Date: March 9, 2010

Andrew B. Pruden
Director

By:	/s/ Charles B. Pursel	Date: March 9, 2010

Charles B. Pursel
Director

By:	/s/ Paul E. Reichart	Date: March 9, 2010

Paul E. Reichart
Director, Vice Chairman of the Board

By:	/s/ Steven H. Shannon	Date: March 9, 2010

Steven H. Shannon
Director

By:	/s/ Jeffrey T. Arnold	Date: March 9, 2010

Jeffrey T. Arnold
Chief Financial Officer and Treasurer
(Principal Financial Officer)
(Principal Accounting Officer)
INDEX TO EXHIBITS