Form 10-Q
period 2010-03-31
CCFNB BANCORP INC
filed 2010-05-13
CIK 731122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010.
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

Registrant’s telephone number, including area code: (570) 784-4400
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “larger accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
Yes ☐ No ☑
On April 30, 2010, there were 2,234,990 shares of the Registrant’s common stock outstanding, par value $1.25.

CCFNB Bancorp, Inc. and Subsidiary
Index to Quarterly Report on Form 10-Q

PART I Financial Information
Item 1. Financial Statements
CCFNB Bancorp, Inc.
Consolidated Balance Sheets

	(Unaudited)
	March 31,	December 31,
(In Thousands)	2010	2009
ASSETS
Cash and due from banks	$25,247	$10,751
Interest-bearing deposits in other banks	72	116
Federal funds sold	1,043	592

Total cash and cash equivalents	26,362	11,459

Investment securities, available for sale, at fair value	200,568	220,266
Restricted securities, at cost	3,168	2,984
Loans,net of unearned income	336,944	330,489
Less: Allowance for loan losses	3,986	4,210

Loans, net	332,958	326,279
Premises and equipment, net	12,508	12,583
Accrued interest receivable	1,903	2,006
Cash surrender value of bank-owned life insurance	11,581	11,440
Investment in limited partnerships	646	687
Intangible Assets:
Core deposit	2,617	2,768
Goodwill	7,937	7,937
Prepaid FDIC assessment	1,902	2,037
Other assets	3,934	2,043

TOTAL ASSETS	$606,084	$602,489

LIABILITIES
Interest-bearing deposits	$412,393	$406,554
Noninterest-bearing deposits	55,863	55,734

Total deposits	468,256	462,288

Short-term borrowings	49,250	51,997
Long-term borrowings	10,127	15,128
Junior subordinate debentures	4,640	4,640
Accrued interest payable	763	859
Other liabilities	7,085	2,491

TOTAL LIABILITIES	540,121	537,403

STOCKHOLDERS’ EQUITY
Common stock, par value $1.25 per share; authorized 5,000,000 shares; issued 2,274,990 shares in 2010 and 2,270,850 shares in 2009	2,844	2,838
Surplus	27,646	27,539
Retained earnings	33,613	32,723
Accumulated other comprehensive income	2,871	2,523
Treasury stock, at cost; 40,000 shares in 2010 and 22,500 shares in 2009	(1,011)	(537)

TOTAL STOCKHOLDERS’ EQUITY	65,963	65,086

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$606,084	$602,489

See accompanying notes to unaudited consolidated financial statements.

CCFNB Bancorp, In c.
Consolidated Statements of Income
(Unaudited)

	For the Three Months Ended March 31,
(In Thousands, Except Per Share Data)	2010	2009
INTEREST AND DIVIDEND INCOME
Interest and fees on loans:
Taxable	$4,677	$4,733
Tax-exempt	212	203
Interest and dividends on investment securities:
Taxable	1,861	2,212
Tax-exempt	105	87
Dividend and other interest income	10	26
Federal funds sold	1	5
Deposits in other banks	2	—

TOTAL INTEREST AND DIVIDEND INCOME	6,868	7,266

INTEREST EXPENSE
Deposits	1,537	2,013
Short-term borrowings	106	81
Long-term borrowings	125	137
Junior subordinate debentures	23	42

TOTAL INTEREST EXPENSE	1,791	2,273

NET INTEREST INCOME	5,077	4,993

PROVISION FOR LOAN LOSSES	310	60

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,767	4,933

NON-INTEREST INCOME
Service charges and fees	426	398
Gain on sale of loans	130	96
Earnings on bank-owned life insurance	116	103
Brokerage	89	56
Trust	171	152
Interchange fees	195	164
Other	171	197

TOTAL NON-INTEREST INCOME	1,298	1,166

NON-INTEREST EXPENSE
Salaries	1,576	1,601
Employee benefits	471	434
Occupancy	293	307
Furniture and equipment	311	323
State shares tax	133	143
Professional fees	145	167
Director’s fees	67	71
FD IC assessments	147	74
Telecommunications	96	86
Amortization of core deposit intangible	151	168
Automated teller machine and interchange	130	127
Other	455	467

TOTAL NON-INTEREST EXPENSE	3,975	3,968

INCOME BEFORE INCOME TAX PROVISION	2,090	2,131
INCOME TAX PROVISION	550	588

NET INCOME	$1,540	$1,543

EARNINGS PER SHARE	$0.69	$0 .69

CASH DIVIDENDS PER SHARE	$0.29	$0 .24

WEIGHTED AVERAGE SHARES OUTSTANDING	2,243,439	2,254,044

See accompanying notes to the unaudited consolidated financial statements.

CCFNB Bancorp, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

					Accumulated
	Common				Other		Total
	Stock			Retained	Comprehensive	Treasury	Stockholders’
(In Thousands Except Per Share Data)	Shares	Amount	Surplus	Earnngs	Income (Loss)	Stock	Equity
Balance, December 31, 2008	2,253,080	$2,816	$27,173	$29,164	$1,622	$—	$60,775
Comprehensive Income:
Net income				1,543			1,543
Change in net unrealized gain on investment securities available-for-sale, net of reclassification adjustment and tax effects.					25		25

Total comprehensive income							1,568

Common stock issuance under dividend reinvestment and stock purchase plans	4,866	6	81				87
Recognition of employee stock purchase plan expense			2				2
Cash dividends, ($0.24 per share)				(540)			(540)

Balance, March 31, 2009	2,257,946	$2,822	$27,256	$30,167	$1,647	$—	$61,892

Balance, December 31, 2009	2,270,850	$2,838	$27,539	$32,723	$2,523	$(537)	$65,086
Comprehensive Income:
Net income				1,540			1,540
Change in net unrealized gain on investment securities available-for-sale, net of reclassification adjustment and tax effects.					348		348

Total comprehensive income							1,888

Common stock issuance under dividend reinvestment and stock purchase plans	4,140	6	106				112
Recognition of employee stock purchase plan expense			1				1
Purchase of treasury stock (17,500 shares)						(474)	(474)
Cash dividends, ($0.29 per share)				(650)			(650)

Balance, March 31, 2010	2,274,990	$2,844	$27,646	$33,613	$2,871	$(1,011)	$65,963

See accompanying notes to the unaudited consolidated financial statements.

CCFNB Bancorp, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	For The Three Months Ended March 31,
(In Thousands)	2010	2009
OPERATING ACTIVITIES
Net income	$1,540	$1,543
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	310	60
Depreciation and amortization of premises and equipment	233	259
Amortization and accretion on investment securities	242	22
Loss on sale of premises and equipment	—	(69)
Deferred income taxes benefit	44	133
Gain on sale of loans	(130)	(96)
Proceeds from sale of mortgage loans	4,561	5,183
Originations of mortgage loans held for resale	(4,815)	(5,124)
Amortization of intangibles and invesment in limited partnerships	192	207
Decrease in accrued interest receivable	103	132
Increases in cash surrender value of bank-owned life insurance	(141)	(122)
Decrease in accrued interest payable	(96)	(94)
Other, net	(1,085)	216

Net cash provided by operating activities	958	2,250

INVESTING ACTIVITIES
Investment securities available for sale:
Purchases	(5,118)	(30,806)
Proceeds from sales, maturities and redemptions	29,102	31,171
Proceeds from redemption of restricted securities	—	—
Purchase of restricted securities	(184)	(817)
Net increase in loans	(6,905)	(5,534)
Proceeds from sale of premises and equipment	—	916
Proceeds from sale of other real estate owned	—	220
Acquisition of premises and equipment	(158)	(392)

Net cash provided by (used for) investing activities	16,737	(5,242)

FINANCING ACTIVITIES
Net increase in deposits	5,968	12,939
Net increase in short-term borrowings	(2,747)	(13,523)
Repayment of long-term borrowings	(5,001)	(2)
Acquisition of treasury stock	(474)	—
Proceeds from issuance of common stock	112	87
Cash dividends paid	(650)	(540)

Net cash used for financing activities	(2,792)	(1,039)

NET DECREASE IN CASH AND CASH EQUIVALENTS	14,903	(4,031)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	11,459	15,485

CASH AND CASH EQUIVALENTS, END OF PERIOD	$26,362	$11,454

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest paid	$1,887	$2,367
Income taxes paid	99	103
Loans transferred to other real estate owned	300	524
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

RESTRICTED SECURITIES
     Restricted equity securities consist of stock in the Federal Home Loan Bank of Pittsburgh (“FHLB – Pittsburgh”), and Atlantic Central Bankers Bank (“ACBB”) and do not have a readily determinable fair value because their ownership is restricted, and they can be sold back only to the FHLB-Pittsburgh, ACBB or to another member institution. Therefore, these securities are classified as restricted equity investment securities, carried at cost, and evaluated for impairment. At March 31, 2010, the Corporation held $3,133,000 in stock of the FHLB-Pittsburgh and $35,000 in stock of ACBB. At December 31, 2009, the Corporation held $2,949,000 in stock of FHLB-Pittsburgh and $35,000 in stock of ACBB.
     The Corporation evaluated its holding of restricted stock for impairment and deemed the stock to not be impaired due to the expected recoverability of par value, which equals the value reflected within the Corporation’s financial statements. The decision was based on several items ranging from the estimated true economic losses embedded within FHLB’s mortgage portfolio to the FHLB’s liquidity position and credit rating. The Corporation utilizes the impairment framework outlined in GAAP to evaluate stock for impairment. The following factors were evaluated to determine the ultimate recoverability of the par value of the Corporation’s restricted stock holdings; (i) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted; (ii) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB; (iii) the impact of legislative and regulatory changes on the institutions and, accordingly, on the customer base of the FHLB; (iv) the liquidity position of the FHLB; and (v) whether a decline is temporary or whether it affects the ultimate recoverability of the FHLB stock based on (a) the materiality of the carrying amount to the member institution and (b) whether an assessment of the institution’s operational needs for the foreseeable future allow management to dispose of the stock. Based on the analysis of these factors, the Corporation determined that its holding of restricted stock was not impaired at March 31, 2010 and December 31,2009.
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
MORTGAGE SERVICING RIGHTS
     The Bank originates and sells real estate loans to investors in the secondary mortgage market. After the sale, the Bank retains the right to service some of these loans. When originated mortgage loans are sold and servicing is retained, a servicing asset is capitalized based on relative fair value at the date of sale. Servicing assets are amortized as an offset to other fees in proportion to, and over the period of, estimated net servicing income. The unamortized cost is included in other assets in the accompanying consolidated balance sheets. The servicing rights are periodically evaluated for impairment based on their relative fair value.
JUNIOR SUBORDINATE DEBENTURES
     During 2006, CFC issued $4,640,000 in junior debentures due December 15, 2036 to Columbia Financial Statutory Trust I (Trust). On July 18, 2008, the Corporation became the successor to CFC and to this Trust, respectively. The Corporation owns all of the $140,000 in common equity of the Trust and the debentures are the sole asset of the Trust. The Trust, a wholly-owned unconsolidated subsidiary of the Corporation, issued $4,500,000 of floating-rate trust capital securities in a non-public offering in reliance on Section 4 (2) of the Securities Act of 1933. The floating-rate capital securities provide for quarterly distributions at a variable annual coupon rate, reset quarterly, based on the 3-month LIBOR plus 1.75%. The coupon rate was 2.00% at March 31, 2010. The securities are callable by the Corporation, subject to any required regulatory approval, at par, after five years. The Corporation unconditionally guarantees the trust capital securities. The terms of the junior subordinated debentures and the common equity of the trust mirror the terms of the trust capital securities issued by the Trust.
INTANGIBLE ASSETS — GOODWILL
     Goodwill represents the excess of the purchase price over the fair market value of net assets acquired. The Corporation has recorded net goodwill of $7,937,000 at March 31, 2010 and December 31, 2009 related to the 2008 acquisition of Columbia Financial Corporation and it’s subsidiary, First Columbia Bank & Trust Co. In accordance with current accounting standards, goodwill is not amortized. Management performs an annual evaluation for impairment. Any impairment of goodwill results in a charge to income. The Corporation periodically assesses whether events or changes in circumstances indicate that the carrying amounts of goodwill and other intangible assets may be impaired. Goodwill is tested for impairment at the reporting unit level and an impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. The Company employs general industry practices in evaluating the impairment of its goodwill and other intangible assets. The Company calculates the value of goodwill using a combination of the following valuation methods: dividend discount analysis under the income approach, which calculates the present value of all excess cash flows plus the present value of a terminal value, the price/earnings multiple under the market approach and the change in control premium to market price approach. Based upon these reviews, management determined there was no impairment of goodwill during 2009. No assurance can be given that future impairment tests will not result in a charge to earnings.
INTANGIBLE ASSETS — CORE DEPOSIT
     The Corporation has an amortizable intangible asset related to the deposit premium paid for the acquisition of Columbia Financial Corporation’s subsidiary, First Columbia Bank & Trust Co. This intangible asset is being amortized on a sum of the years digits method over 10 years and has a carrying value of $2,617,000 as of March 31, 2010. At December 31, 2009, the intangible asset had a carrying value of $2,768,000. The recoverability of the carrying value is evaluated on an ongoing basis, and permanent declines in value, if any, are charged to expense. Amortization of the core deposit intangible amounted to $151,000 and $168,000 for the three months ended March 31, 2010 and 2009, respectively.
The estimated amortization expense of the core deposit intangible over its remaining life is as follows:

For the Year Ended:
Remainder of 2010	$425,000
2011	509,000
2012	442,000
2013	374,000
2014	308,000
Thereafter	559,000

Total	$2,617,000

OTHER REAL ESTATE OWNED
     Real estate properties acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value on the date of foreclosure establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less cost to sell and is included in other assets. Revenues derived from and costs to maintain the assets and subsequent gains and losses on sales are included in other non-interest income and expense. The amount of other real estate owned was $329,000 and $29,000 as of March 31, 2010 and December 31, 2009, respectively and is included in other assets in the accompanying consolidated balance sheets.
BANK OWNED LIFE INSURANCE
     The Corporation invests in Bank Owned Life Insurance (BOLI). Purchase of BOLI provides life insurance coverage on certain present and retired employees and Directors with the Corporation being owner and primary beneficiary of the policies.
INVESTMENTS IN LIMITED PARTNERSHIPS
     The Corporation is a limited partner in three partnerships at March 31, 2010 that provide low income elderly housing in the Corporation’s geographic market area. The investments are accounted for under the effective yield method. Under the effective yield method, the Corporation recognizes tax credits as they are allocated and amortizes the initial cost of the investment to provide a constant effective yield over the period that the tax credits are allocated to the Corporation. Under this method, the tax credits allocated, net of any amortization of the investment in the limited partnerships, are recognized in the consolidated statements of income as a component of income tax expense. The amount of tax credits allocated to the Corporation were $47,000 and the amortization of the investments in limited partnerships was $41,000 and $39,000 for the three months ended March 31, 2010 and 2009, respectively. The carrying value of the Corporation’s investments in limited partnerships was $646,000 and $687,000 at March 31, 2010 and December 31, 2009, respectively.
INVESTMENT IN INSURANCE AGENCY
     The Corporation owns a 50 percent interest in a local insurance agency, a corporation organized under the laws of the Commonwealth of Pennsylvania. The income or loss from this investment is accounted for under the equity method of accounting. The carrying value of this investment as of March 31, 2010 and December 31, 2009 was $232,000, and is included in other assets in the accompanying consolidated balance sheets.
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

ADVERTISING COSTS
     It is the Corporation’s policy to expense advertising costs in the period in which they are incurred Advertising expense for the three months ended March 31, 2010 and 2009, was $46,000 and $39,000, respectively.
SUBSEQUENT EVENTS
     Management has evaluated subsequent events for reporting and disclosure in these consolidated financial statements through May 12, 2010, the date the consolidated financial statements were available to be issued. No material subsequent events have occurred since March 31, 2010 that require recognition or disclosure in the consolidated financial statements.
RECENT ACCOUNTING PRONOUNCEMENTS
     FASB ASC 105-10 — In June 2009, the Financial Accounting Standards Board (FASB) issued Statement No. 168 – The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (FASB ASC 105-10, Generally Accepted Accounting Principles). SFAS No. 168 replaces SFAS No. 162 and establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”). Rules and interpretive releases of the Securities and Exchange Commission under federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB Accounting Standards Codification (“ASC”) will be effective for financial statements that cover interim and annual periods ending after September 15, 2009. Other than resolving certain minor inconsistencies in current GAAP, the FASB Accounting Standards Codification is not intended to change GAAP, but rather to make it easier to review and research GAAP applicable to a particular transaction or accounting issue. Technical references to generally accepted accounting principles included in the Notes to Consolidated Financial Statements are provided under the new FASB ASC structure with the prior terminology included parenthetically.
     FASB ASC 805 - In December 2007, the FASB issued new guidance impacting FASB ASC 805, Business Combinations (SFAS No. 141(R) – Business Combinations). The new guidance establishes principles and requirements for how an acquiring corporation (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquired, (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.
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
     FASB ASC 815-10 — In March 2008 the FASB issued FASB ASC 815-10, Derivatives and Hedging (Statement No. 161-Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133). FASB ASC 815-10 requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The new standard became effective for the Corporation on January 1, 2009. The adoption of this standard did not have a material impact on the Corporation’s consolidated financial position or results of operations.
     FASB ASC 855 — In May 2009, the FASB issued FASB ASC 855, Subsequent Events (Statement No. 164 – Subsequent Events). FASB ASC 855 established the period after the balance sheet date during which management shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements and the circumstances under which an entity shall recognize events or transactions that occur after the balance sheet date. FASB ASC 855 also requires disclosure of the date through which subsequent events have been evaluated. The Corporation adopted this standard for the interim reporting period ending

June 30, 2009. The adoption of this standard did not have a material impact on the Corporation’s consolidated financial position or results of operations.
     FASB ASC 860 — In June 2009, the FASB issued new guidance impacting FASH ASC 860, Transfers and servicing (Statement No. 166 – Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140). The new guidance removes the concept of a qualifying special-purpose entity and limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire financial asset to an entity that is not consolidated with the transferor in the financial statements being presented and/or when the transferor has continuing involvement with the transferred financial asset. The new standard became effective for the Corporation on January 1, 2010. The adoption of this standard did not have a material impact on the Corporation’s consolidated financial position or results of operations.
     FASB ASC 810-10 — In June 2009, the FASB issued new guidance impacting FASB ASC 810-10, Consolidation (Statement No. 167 – Amendments to FASB Interpretation No. 46 (R). The new guidance amends tests for variable interest entities to determine whether a variable interest entity must be consolidated. FASB ASC 810-10 requires an entity to perform an analysis to determine whether an entity’s variable interest or interests give it a controlling financial interest in a variable interest entity. This standard requires ongoing reassessments of whether an entity is the primary beneficiary of the variable interest entity and enhanced disclosures that provide more transparent information about an entity’s involvement with a variable interest entity. The new guidance became effective for the Corporation on January 1, 2010. The implementation of this new guidance did not have a material impact on the Corporation’s consolidated financial statements.
     FASB ASC 715-20-50 — In December 2008, the FASB issued new guidance impacting FASB ASC 715-20-50, Compensation Retirement Benefits – Defined Benefit Plans – General (FASB Staff Position No. 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets). This provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The guidance requires disclosure of the fair value of each major category of plan assets for pension plans and other postretirement benefit plans. This standard became effective for the Corporation on December 31, 2009. The implementation of this new guidance did not have a material impact on the Corporation’s consolidated financial statements.
     FASB ASC 825-10-50 – In April 2009, the FASB issued new guidance impacting FASB ASC 825-10-50, Financial Instruments (FASB Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments). This guidance amends existing GAAP to require disclosures about fair values of financial instruments for interim reporting periods as well as in annual financial statements. The guidance also amends existing GAAP to require those disclosures in summarized financial information at interim reporting periods. The Corporation adopted this standard for the interim reporting period ending March 31, 2009 and it did not have a material impact on the Corporation’s consolidated financial position or results of operations.
     FASB ASC 320-10 — In April 2009, the FASB issued new guidance impacting FASB ASC 320-10, Investments – Debt and Equity Securities (FASB Staff Position No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments). This guidance amends the other-than-temporary impairment guidance in U. S. generally accepted accounting principles for debt securities. If an entity determines that it has an other-than temporary impairment on a security, it must recognize the credit loss on the security in the income statement. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. FASB ASC 320-10 expands disclosures about other-than-temporary impairment and requires that the annual disclosures in existing generally accepted accounting principles be made for interim reporting periods. The Corporation adopted this guidance for the interim reporting period ending March 31, 2009 and it did not have a material impact on the Corporation’s consolidated financial position or results of operations..
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
     SAB 111 — In April 2009, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 111 (“SAB 111”). SAB 111 amends Topic 5.M. in the Staff Accounting Bulletin series entitled Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities. On April 9, 2009, the FASB issued new guidance impacting FASB ASC 320-10, Investments – Debt and Equity Securities (FASB Staff Position No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments). SAB 111 maintains the previous views related to equity securities an amends Topic 5.M. to exclude debt securities from its scope. SAB 111 was effective for the Corporation as of March 31, 2009. There was no material impact to CCFNB Bancorp, Inc.’s consolidated financial position or results of operations upon adoption.

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
     FASB ASC 350 — In November 2008, the FASB Emerging Issues Task Force reached a consensus on FASB ASC 350, Intangibles – Goodwill and Other (Issue No. 08-7, Accounting for Defensive Intangible Assets). The new guidance clarifies how to account for defensive intangible assets subsequent to initial measurement. The guidance applies to acquired intangible assets in situations in which an entity does not intend to actively use an asset but intends to hold the asset to prevent others from obtaining access to the asset. A defensive intangible asset should be accounted for as a separate unit of accounting with an expected life that reflects the consumption of the expected benefits related to that asset. The benefit from holding a defensive intangible asset is the direct and indirect cash flows resulting from the entity preventing others from using the asset. The new guidance was effective for intangible assets acquired on or after January 1, 2009 and did not have a material impact on the Corporation’s consolidated financial position or results of operations.
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
     FASB ASC 820-10 — In September 2009, the FASB issued an update (ASC No. 2009-12, Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)) impacting FASB ASC 820-10, Fair Value Measurements and Disclosures. The amendments in this update permit, as a practical expedient, a reporting entity to measure the fair value of an investment (or its equivalent) if the net asset value of the investment is calculated in a manner consistent with the measurement principles of Topic 946, Financial Services-Investment Companies. The amendments in this update also require disclosures by major category of investment about the attributes of investments within the scope of the amendments in this update, such as the nature of and restrictions on the ability to redeem an investment on the measurement date. This update became effective for the Corporation for interim and annual reporting periods ending after December 15, 2009. The implementation of this standard did not have a material impact on the Corporation’s consolidated financial statements.
     FASB ASC 505-20 — In January 2010, the FASB issued an update (ASC No. 2010-01, Accounting for Distributions to Shareholders with Components of Stock and Cash) impacting FASB ASC 505-20, Equity – Stock Dividends and Stock Splits. The amendments in this update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share and is not a stock dividend. This update became effective for the Corporation for interim and annual periods ending after December 15, 2009 and did not have a material impact on the Corporation’s consolidated financial position or results of operations.
     FASB ASC 810-10 – In January 2010, the FASB issued an update (ASC No. 2010-02, Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification) impacting FASB ASC 810-10, Consolidation. The amendments in this update address implementation issues related to the changes of ownership provisions originally issued as FASB Statement 160. It also improves the disclosures related to retained investments in a deconsolidated subsidiary or a preexisting interest held by an acquirer in a business combination. This update became effective for the Corporation for interim and annual periods ending after December 15, 2009 and did not have a material impact on the Corporation’s consolidated financial position or results of operations.
     FASB ASC 820-10- In January 2010, the FASB issued an update (ASC No. 2010-06, Improving Disclosures about Fair Value Measurements) impacting FASB ASC 820-10, Fair Value Measurements and Disclosures. The amendments in this update require new disclosures about significant transfers in and out of Level 1 and Level 2 fair value measurements. The amendments also require a reporting entity to provide information about activity for purchases, sales, issuances and settlements in Level 3 fair value measurements and clarify disclosures about the Level of disaggregation and disclosures about inputs and valuation techniques. This update becomes effective for the Corporation for interim and annual reporting periods beginning after December 15, 2009. This new guidance became effective for the Corporation on January 1, 2010 and did not have a material impact on the Corporation’s consolidated financial position or results of operations.
RECLASSIFICATIONS
     Certain amounts in the consolidated financial statements of the prior years have been reclassified to conform with presentations used in the 2010 consolidated financial statements. Such reclassifications had no effect on the Corporation’s consolidated financial condition or net income.
2. INVESTMENT SECURITIES AVAILABLE-FOR-SALE
     The amortized cost, related estimated fair value, and unrealized gains and losses for investment securities were as follows at March 31, 2010 and December 31, 2009:

	March 31, 2010
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Obligation of U.S. Government Corporations and Agencies:
Mortgage-backed	$126,809	$4,142	$(77)	$130,874
Other	57,042	413	(90)	57,365
Obligations of state and political sub divisions	10,231	137	—	10,368

Total debt securities	194,082	4,692	(167)	198,607
Marketable equity securities	2,136	106	(281)	1,961

Total investment securities AFS	$196,218	$4,798	$(448)	$200,568

	December 31, 2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Obligation of U.S. Government Corporations and Agencies:
Mortgage-backed	$134,762	$4,212	$(118)	$138,856
Other	68,323	421	(405)	68,339
Obligations of state and political sub divisions	11,265	116	(7)	11,374

Total debt securities	214,350	4,749	(530)	218,569
Marketable equity securities	2,093	41	(437)	1,697

Total investment securities AFS	$216,443	$4,790	$(967)	$220,266

     The amortized cost and estimated fair value of investment securities, by expected maturity, are shown below at March 31, 2010. Expected maturities on debt securities will differ from contractual maturities, because some borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Other securities and marketable equity securities are not considered to have defined maturities and are included in the “Due after ten years” category:

			Weighted
	Amortized	Estimated	Average
(In Thousands)	Cost	Fair Value	Yield
Due in one year or less	$833	$843	3.49%
Due after one year to five years	47,105	47,385	3.00%
Due after five years to ten years	28,664	29,352	4.70%
Due after ten years	119,616	122,988	4.38%

Total	$196,218	$200,568

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
     The following summary shows the gross unrealized losses and fair value, aggregated by investment category of those individual securities that have been in a continuous unrealized loss position for less than or more than 12 months as of March 31, 2010 and December 31, 2009:

	March 31 , 2010
	Less than Twelve Months		Twelve Months or Greater		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	$8,385	$77	$—	$—	$8,385	$77
Other	17,908	90	—	—	17,908	90
Obligations of state and political sub divisions	—	—	—	—	—	—

Total debt securities	26,293	167	—	—	26,293	167
Equity securities	669	76	553	205	1,222	281

Total	$26,962	$243	$553	$205	$27,515	$448

	December 31, 2009
	Less than Twelve Months		Twelve Months or Greater		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	$8,105	$117	$51	$1	$8,156	$118
Other	28,876	405	—	—	28,876	405
Obligations of state and political subdivisions	1,856	7	—	—	1,856	7

Total debt securities	38,837	529	51	1	38,888	530
Equity securities	366	159	806	278	1,172	437

Total	$39,203	$688	$857	$279	$40,060	$967

     At March 31, 2010, the Corporation had a total of 261 debt securities and 45 equity security positions. At March 31, 2010, there were a total of 18 individual debt securities and 14 individual equity securities that were in a continuous unrealized loss position for less than twelve months. At March 31, 2010, there were no debt securities and a total of 16 individual equity securities in a continuous loss position for greater than twelve months.
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
     The Corporation’s marketable equity securities consist of common stock positions in various Commercial Banks, Savings and Loans/Thrifts, and Diversified Financial Service Corporations varying in asset size and geographic region. The Corporation’s equity securities represent less than 1 percent of the total available for sale investments as of March 31, 2010. The following tables display the Corporation’s holdings of these securities by asset size and geographic region as of March 31, 2010:

	March 31, 2010
		Gross	Gross	Estimated
(In Thousands)	Amortized	Unrealized	Unrealized	Fair
Asset size($)	Cost	Gains	Losses	Value
Under $1 Billion	$457	$10	$(60)	$407
$1 to $5 Billion	213	—	(42)	171
$6 to $100 billion	780	41	(150)	671
Over $100 Billion	686	55	(29)	712

	$2,136	$106	$(281)	$1,961

	March 31, 2010
		Gross	Gross	Estimated
(In Thousands)	Amortized	Unrealized	Unrealized	Fair
Geographic Region	Cost	Gains	Losses	Value
Eastern U.S.	$1,046	$24	$(183)	$887
Southeastern U.S.	110	12	(3)	119
Western U.S.	53	—	(6)	47
National	927	70	(89)	908

	$2,136	$106	$(281)	$1,961

     The fair market value of the equity securities tends to fluctuate with the overall equity markets as well as the trends specific to each institution. The equity securities portfolio is reviewed in a similar manner as that of the debt securities with greater emphasis placed on the length of time the market value has been less than the carrying value and the financial sector outlook. The Corporation also reviews dividend payment activities, levels of non performing assets and loan loss reserves, and whether or not the issuer is participating in the TARP Capital Purchase Program. The starting point for the equity analysis is the length and severity of market value decline. The Corporation and an independent consultant monitor the entire portfolio monthly with particular attention given to securities in a continuous loss position of at least ten percent for over twelve months. The Corporation evaluated the near-term prospects of the issuer in relation to the severity and duration of the market value decline as well as the other attributes listed above. Based on that evaluation and the Corporation’s ability and intent to hold these equity securities for a reasonable period of time sufficient for a forecasted recovery of fair value, the Corporation does not consider these equity securities to be other-than-temporarily impaired at March 31, 2010.

3. ALLOWANCE FOR LOAN LOSSES
     Changes in the allowance for loan losses for the three months ended March 31, 2010 and 2009 were as follows:

(In Thousands)	2010	2009
Balance, beginning of year	$4,209	$3,758
Provision charged to operations	310	60
Loans charged off	(539)	(77)
Recoveries	6	12

Balance, March 31,	$3,986	$3,753

     As of March 31, 2010, the total recorded investment in loans that are considered to be impaired was $3,862,000. These impaired loans had a related allowance for loan losses of $498,000. No additional charge to operations was required to provide for the impaired loans since the total allowance for loan losses is estimated by management to be adequate to provide for the estimated loan loss as of March 31, 2010.
4. SHORT-TERM BORROWINGS
     Securities sold under agreements to repurchase and Federal Home Loan Bank advances generally represented overnight or less than 30-day borrowings. U.S. Treasury tax and loan notes for collections made by the Bank were payable on demand.
5. LONG-TERM BORROWINGS
     Long-term borrowings consist of advances due to the FHLB — Pittsburgh.
6. DEFERRED COMPENSATION PLANS
     The Bank has entered into certain non-qualified deferred compensation agreements with certain present and retired executive officers and directors. Expenses related to these non-qualified deferred compensation plans amounted to $34,000 and $43,000 for the three month periods ended March 31, 2010 and 2009, respectively.
7. ACQUISITION
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

8. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND CONCENTRATIONS OF CREDIT RISK
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
     The Corporation may require collateral or other security to support financial instruments with off-balance sheet credit risk. The contract or notional amounts at March 31, 2010 and December 31, 2009 were as follows:

(In Thousands)	2010	2009
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$75,345	$71,868
Standby letters of credit	3,142	3,393
Dealer floor plans	1,080	932
Loans held for sale	651	267
     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Because many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral held varies but may include accounts receivable, inventory, property, plant, equipment and income-producing commercial properties.
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
     The Corporation granted commercial, consumer and residential loans to customers primarily within Pennsylvania. Of the total loan portfolio, 79.7% was for real estate loans, principally residential. It was the opinion of management that this high concentration did not pose an adverse credit risk. Further, it is management’s opinion that the remainder of the loan portfolio was balanced and diversified to the extent necessary to avoid any significant concentration of credit.
9. FAIR VALUE MEASUREMENTS
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
     The following table presents the assets reported on the consolidated statements of financial condition at their fair value as of March 31, 2010 and December 31, 2009 by level within the fair value hierarchy. As required by FASB ASC 820-10, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	March 31, 2010
(In Thousands)	Level I	Level II	Level III	Total
Assets Measured on a Recurring Basis:
Investment Securities, available-for-sale	$1,961	$198,607	$—	$200,568

	December 31, 2009
(In Thousands)	Level I	Level II	Level III	Total
Assets Measured on a Recurring Basis:
Investment Securities, available-for-sale	$1,697	$218,569	$—	$220,266
     At March 31, 2010 and December 31, 2009, investments measured at fair value on a recurring basis and the valuation methods used are as follows:

	March 31, 2010
(In Thousands)	Level I	Level II	Level III	Total
Available for sale securities
Obligation of US Government Agencies
Mortgage-backed	$—	$130,874	$—	$130,874
Other	—	57,365	—	57,365
Obligations of state and political subdivisions	—	10,368	—	10,368
Equity securities	1,961	—	—	1,961

	$1,961	$198,607	$—	$200,568

	December 31, 2009
(In Thousands)	Level I	Level II	Level III	Total
Available for sale securities
Obligation of US Government Agencies
Mortgage-backed	$—	$138,856	$—	$138,856
Other	—	68,339	—	68,339
Obligations of state and political subdivisions	—	11,374	—	11,374
Equity securities	1,697	—	—	1,697

	$1,697	$218,569	$—	$220,266

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
     The following table presents the assets reported on the consolidated statements of financial condition at their fair value on a non-recurring basis as of March 31, 2010 and December 31, 2009 by level within the fair value hierarchy. As required by FASB ASC 820-10, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	March 31, 2010
(In Thousands)	Level I	Level II	Level III	Total
Assets Measured on a Non-recurring Basis:
Impaired Loans	$—	$3,878	$—	$3,878
Loans Held for Sale	—	651	—	651
Mortgage Servicing Rights	—	364	—	364
Other Real Estate Owned	—	329	—	329

	$—	$5,222	$—	$5,222

	December 31, 2009
(In Thousands)	Level I	Level II	Level III	Total
Assets Measured on a Non-recurring Basis:
Impaired Loans	$—	$4,839	$—	$4,839
Loans Held for Sale	—	267	—	267
Mortgage Servicing Rights	—	344	—	344
Other Real Estate Owned	—	29	—	29

	$—	$5,479	$—	$5,479

10. ESTIMATED FAIR VALUES OF FINANCIAL INSTRUMENTS
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
     At March 31, 2010 and December 31, 2009, the carrying values and estimated fair values of financial instruments are presented in the table below:

	March 31, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
(In Thousands)	Amount	Fair Value	Amount	Fair Value
Financial Assets:
Cash and short-term instruments	$26,362	$26,362	$11,459	$11,459
Investment securities	200,568	200,568	220,266	220,266
Restricted securities	3,168	3,168	2,984	2,984
Loans, net	332,958	339,006	326,279	329,726
Cash surrender value of bank owned life insurance	11,581	11,581	11,440	11,440
Accrued interest receivable	1,903	1,903	2,006	2,006

Financial Liabilities:
Interest- bearing deposits	412,393	416,003	406,554	410,168
Noninterest- bearing deposits	55,863	55,863	55,734	55,734
Short-term borrowings	49,250	49,250	51,997	51,997
Long-term borrowings	10,127	10,266	15,128	15,375
Junior subordinate debentures	4,640	4,640	4,640	4,640
Accrued interest payable	763	763	859	859

Off-Balance Sheet Assets (Liabilities):
Commitments to extend credit		$75,345		$71,868
Standby letters of credit		3,142		3,393
Dealer floor plans		1,080		932
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
     DEPOSITS
     The fair value of deposits with no stated maturity, such as Demand Deposits, Savings Accounts, and Money Market Accounts, was equal to the amount payable on demand at March 31, 2010 and December 31, 2009.
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
11. MANAGEMENT’S ASSERTIONS AND COMMENTS REQUIRED TO BE PROVIDED WITH FORM 10Q FILING
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
     These consolidated interim financial statements have been prepared in accordance with requirements of Form 10Q and therefore do not include all disclosures normally required by accounting principles generally accepted in the United States of America applicable to financial institutions as included with consolidated financial statements included in the Corporation’s annual Form 10K filing. The reader of these consolidated interim financial statements may wish to refer to the Corporation’s annual report or Form 10K for the period ended December 31, 2009 filed with the Securities and Exchange Commission.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders of CCFNB Bancorp, Inc.:
     We have reviewed the accompanying consolidated balance sheet of CCFNB Bancorp, Inc. and Subsidiary as of March 31, 2010, the related consolidated statements of income for the three month periods ended March 31, 2010 and 2009 and changes in stockholders’ equity and cash flows for the three-month periods ended March 31, 2010 and 2009. These consolidated interim financial statements are the responsibility of the management of CCFNB Bancorp, Inc. and Subsidiary.
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
     We have previously audited, in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of CCFNB Bancorp, Inc. and Subsidiary as of December 31, 2009, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 9, 2010, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2009, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ J. H. Williams & Co., LLP
J.H. Williams & Co., LLP
Kingston, Pennsylvania
May 12, 2010

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
     Certain statements in this section and elsewhere in this Quarterly Report on Form 10-Q, other periodic reports filed by us under the Securities Exchange Act of 1934, as amended, and any other written or oral statements made by or on behalf of us may include “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 which reflect our current views with respect to future events and financial performance. Such forward looking statements are based on general assumptions and are subject to various risks, uncertainties, and other factors that may cause actual results to differ materially from the views, beliefs and projections expressed in such statements. These risks, uncertainties and other factors include, but are not limited to:
•	Our business and financial results are affected by business and economic conditions, both generally and specifically in the Northcentral Pennsylvania market in which we operate. In particular, our business and financial results may be impacted by:

•	Changes in interest rates and valuations in the debt, equity and other financial markets.

•	Disruptions in the liquidity and other functioning of financial markets, including such disruptions in the market for real estate and other assets commonly securing financial products.

•	Actions by the Federal Reserve Board and other government agencies, including those that impact money supply and market interest rates.

•	Changes in our customers’ and suppliers’ performance in general and their creditworthiness in particular.

•	Changes in customer preferences and behavior, whether as a result of changing business and economic conditions or other factors.

•	Changes resulting from the newly enacted Emergency Economic Stabilization Act of 2008.

•	A continuation of recent turbulence in significant segments of the United States and global financial markets, particularly if it worsens, could impact our performance, both directly by affecting our revenues and the value of our assets and liabilities and indirectly by affecting our customers and suppliers and the economy generally.

•	Our business and financial performance could be impacted as the financial industry restructures in the current environment by changes in the competitive landscape.

•	Given current economic and financial market conditions, our forward-looking financial statements are subject to the risk that these conditions will be substantially different than we are currently expecting. These statements are based on our current expectations that interest rates will remain low through 2010 with continued wide market credit spreads and our view that national economic trends currently point to a subdued recovery through the end of 2010.

•	Legal and regulatory developments could have an impact on our ability to operate our business or our financial condition or results of operations or our competitive position or reputation. Reputational impacts, in turn, could affect matters such as business generation and retention, our ability to attract and retain management, liquidity and funding. These legal and regulatory developments could include: (a) the unfavorable resolution of legal proceedings or regulatory and other governmental inquiries; (b) increased litigation risk from recent regulatory and other governmental developments; (c) the results of the regulatory examination process, and regulators’ future use of supervisory and enforcement tools; (d) legislative and regulatory reforms, including changes to laws and regulations involving tax, pension, education and mortgage lending, the protection of confidential customer information, and other aspects of the financial institution industry; and (e) changes in accounting policies and principles.

•	Our business and operating results are affected by our ability to identify and effectively manage risks inherent in our businesses, including, where appropriate, through the effective use of third-party insurance and capital management techniques.

•	Our ability to anticipate and respond to technological changes can have an impact on our ability to respond to customer needs and to meet competitive demands.

•	Our ability to implement our business initiatives and strategies could affect our financial performance over the next several years.

•	Competition can have an impact on customer acquisition, growth and retention, as well as on our credit spreads and product pricing, which can affect market share, deposits and revenues.

•	Our business and operating results can also be affected by widespread natural disasters, terrorist activities or international hostilities, either as a result of the impact on the economy and capital and other financial markets generally or on us or on our customers and suppliers.
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
RESULTS OF OPERATIONS
NET INTEREST INCOME
2010 vs. 2009
     Tax-equivalent net interest income, as reflected in the following tables, increased $96,000 thousand to $5.2 million for the three months ended March 31, 2010. Reported tax-equivalent interest income decreased $386,000 thousand to $7.0 million for the three months ended March 31, 2010. The decrease to interest income was primarily rate driven as maturing investment securities re-priced throughout the past year. Tax-equivalent interest income from investment securities decreased $340,000 thousand for the three months ended March 31, 2010 as compared to 2009 first quarter results. Reported interest expense decreased $482,000 thousand to $1.8 million for the three months ended March 31, 2010. The decrease was primarily rate driven as the average rate paid on interest-bearing liabilities decreased to 1.52 percent for the three months ended March 31, 2010 from 2.03 percent during the same period of 2009.
     Net interest margin decreased to 3.80 percent at March 31, 2010 from 3.95 percent at March 31, 2009. The net decrease in margin resulted primarily from the yield on interest-bearing deposits decreasing 54 basis points to 1.53 percent at March 31, 2010 while the yield on total borrowings decreased 26 basis points to 1.49 percent at March 31, 2010. A decrease of 180 basis points on the long-term borrowings for the three months ended March 31, 2010 was the primary reason for the yield decrease in the total borrowings as the short-term borrowing yield increased 12 basis points over the same period. The yield decrease on long-term borrowings reflects the maturity and repayment of a $5.0 million FHLB borrowing during the three months ended March 31, 2010. The FHLB borrowing carried a 6.0 annual percentage rate. The yield on interest-earning assets decreased 60 basis points to 5.10 percent for the three months ended March 31, 2010. The yield on total investments decreased 121 basis points to 3.77 percent for the three months ended March 31, 2010.
     The following Average Balance Sheet and Rate Analysis table presents the average assets, actual income or expense and the average yield on assets, liabilities and stockholders’ equity for the three months ended March 31, 2010 and 2009.

AVERAGE BALANCE SHEET AND RATE ANALYSIS
THREE MONTHS ENDED MARCH 31,

	2010			2009
(In Thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(1)			(1)
ASSETS:
Tax-exempt loans	$20,251	$321	6.43%	$19,891	$308	6.28%
All other loans	314,504	4,678	6.03%	303,855	4,733	6.32%

Total loans (2)(3)(4)	334,755	4,999	6.06%	323,746	5,041	6.31%

Taxable securities	204,375	1,871	3.66%	180,892	2,238	4.95%
Tax-exempt securitites (3)	10,965	159	5.80%	9,351	132	5.65%

Total securities	215,340	2,030	3.77%	190,243	2,370	4.98%

Federal funds sold	857	—	0.00%	10,722	5	0.19%
Interest-bearing deposits	5,799	2	0.14%	573	1	0.71%

Total interest-earning assets	556,751	7,031	5.10%	525,284	7,417	5.70%

Other assets	46,202			44,292

TOTAL ASSETS	$602,953			$569,576

LIABILITIES:
Savings	$58,920	58	0.40%	$55,231	54	0.40%
Now deposits	72,100	26	0.15%	69,265	26	0.15%
Money market deposits	42,609	81	0.77%	42,289	127	1.22%
Time deposits	234,970	1,372	2.37%	227,652	1,806	3.22%

Total deposits	408,599	1,537	1.53%	394,437	2,013	2.07%

Short-term borrowings	52,727	106	0.82%	46,623	81	0.70%
Long-term borrowings	11,850	125	4.28%	9,132	137	6.08%
Junior subordinate debentures	4,640	23	2.01%	4,640	42	3.67%

Total borrowings	69,217	254	1.49%	60,395	260	1.75%

Total interest-bearing liabilities	477,816	1,791	1.52%	454,832	2,273	2.03%

Demand deposits	54,948			49,751
Other liabilities	3,956			3,385
Stockholders’ equity	66,233			61,608

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$602,953			$569,576

Interest rate spread (6)			3.58%			3.67%

Net interest income/margin (5)		$5,240	3.80%		$5,144	3.95%

(1)	Average volume information was compared using daily (or monthly) averages for interest-earning and bearing accounts. Certain balance sheet items utilized quarter-end balances for averages.

(2)	Interest on loans includes fee income.

(3)	Tax exempt interest revenue is shown on a tax-equivalent basis using a statutory federal income tax rate of 34 percent for 2010 and 2009.

(4)	Nonaccrual loans have been included with loans for the purpose of analyzing net interest earnings.

(5)	Net interest margin is computed by dividing annualized net interest income by total interest earning assets.

(6)	Interest rate spread represents the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.

Reconcilement of Taxable Equivalent Net Interest Income
For the Three Months Ended March 31,

(In Thousands)	2010	2009
Total interest income	$6,868	$7,266
Total interest expense	1,791	2,273

Net interest income	5,077	4,993
Tax equivalent adjustment	163	151

Net interest income
(fully taxable equivalent)	$5,240	$5,144

Rate/Volume Analysis
     To enhance the understanding of the effects of volumes (the average balance of earning assets and costing liabilities) and average interest rate fluctuations on the balance sheet as it pertains to net interest income, the table below reflects these changes for 2010 versus 2009:

	Three Months Ended March 31,
	2010 vs 2009
	Increase (Decrease)
	Due to
(In Thousands)	Volume	Rate	Net
Interest income:
Loans, tax-exempt	$6	$7	$13
Loans	158	(213)	(55)
Taxable investment securities	215	(582)	(367)
Tax-exempt investment securities	23	4	27
Federal funds sold	(5)	—	(5)
Interest bearing deposits	2	(1)	1

Total interest-earning assets	399	(785)	(386)

Interest expense:
Savings	4	—	4
NOW deposits	1	(1)	—
Money market deposits	1	(47)	(46)
Time deposits	43	(477)	(434)
Short-term borrowings	12	13	25
Long-term borrowings, FHLB	29	(41)	(12)
Junior subordinate debentures	—	(19)	(19)

Total interest-bearing liabilities	90	(572)	(482)

Change in net interest income	$309	$(213)	$96

PROVISION FOR LOAN LOSSES
2010 vs. 2009
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
     Although management believes that it uses the best information available to make such determinations and that the allowance for loan losses is adequate at March 31, 2010, future adjustments could be necessary if circumstances or economic conditions differ substantially from the assumptions used in making the initial determinations. A downturn in the local economy or employment and delays in receiving financial information from borrowers could result in increased levels of nonperforming assets and charge-offs, increased loan loss provisions and reductions in interest income. Also, as part of the examination process, bank regulatory agencies periodically review the Bank’s loan loss allowance. The bank regulators could require the recognition of additions or reductions to the loan loss allowance based on their judgment of information available to them at the time of their examination.
     The provision for loan losses amounted to $310,000 and $60,000 for the three months ended March 31, 2010 and 2009, respectively. Management concluded the increase of the provision was appropriate considering the gross loan growth experience of $6.4 million, increases in nonperforming assets, and the general downturn in the national economy. Utilizing the resources noted above, management concluded that the allowance for loan losses remains at a level adequate to provide for probable losses inherent in the loan portfolio.
NON-INTEREST INCOME
2010 vs. 2009
     Total non-interest income increased $132,000 thousand or 11.3 percent to $1.3 million for the three months ended March 31, 2010. The service charges and fees increased $28,000 or 7.0 percent to $426,000 for the three months ended March 31, 2010. Gain on sale of loans increased $34,000 or 35.4 percent from $96,000 in 2009 to $130,000 in 2010. Brokerage income increased $33,000 or 58.9 percent from $56,000 in 2009 to $89,000 in 2010. Trust income increased $19,000 or 12.5 percent from $152,000 in 2009 to $171,000 in 2010.

	For The Three Months Ended
	March 31, 2010		March 31, 2009		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%

Service charges and fees	$426	32.8%	$398	34.1%	$28	7.0%
Gain on sale of loans	130	10.0	96	8.2	34	35.4
Earnings on bank-owned life insurance	116	8.9	103	8.8	13	12.6
Brokerage and insurance	89	6.9	56	4.8	33	58.9
Trust	171	13.2	152	13.0	19	12.5
Interchange fees	195	15.0	164	14.2	31	18.9
Other	171	13.2	197	16.9	(26)	(13.2)

Total non-interest income	$1,298	100.0%	$1,166	100.0%	$132	11.3%

NON-INTEREST EXPENSE
2010 vs. 2009
     Total non-interest expense increased $7,000 thousand or 0.2 percent from $4.0 million in 2009. The increases primarily resulted from higher FDIC assessment rates as well as the health insurance portion of the employee benefits. FDIC assessments increased $73,000 due to the imposition of higher regular quarterly assessment rates. Employee benefits increased $37,000 or 8.5 percent for the three months ended March 31, 2010.
     One standard to measure non-interest expense is to express annualized non-interest expense as a percentage of average total assets. As of March 31, 2010 this percentage was 2.64 percent compared to 2.79 percent in 2009.

	For The Three Months Ended
	March 31, 2010		March 31, 2009		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%

Salaries	$1,576	39.7%	$1,601	40.4%	$(25)	(1.6)%
Employee benefits	471	11.8	434	10.9	37	8.5
Occupancy	293	7.4	307	7.7	(14)	(4.6)
Furniture and equipment	311	7.8	323	8.1	(12)	(3.7)
State shares tax	133	3.3	143	3.6	(10)	(7.0)
Professional fees	145	3.6	167	4.2	(22)	(13.2)
Directors fees	67	1.7	71	1.8	(4)	(5.6)
FDIC assessments	147	3.7	74	1.9	73	98.6
Telecommunications	96	2.4	86	2.2	10	11.6
Amortization of core deposit intangible	151	3.8	168	4.2	(17)	(10.1)
Automated teller machine and interchange	130	3.3	127	3.2	3	2.4
Other	455	11.5	467	11.8	(12)	(2.6)

Total non-interest expense	$3,975	100.0%	$3,968	100.0%	$7	0.2%

FINANCIAL CONDITION
     Consolidated assets at March 31, 2010 were $606.1 million which represented an increase of $3.6 million from $602.5 million at December 31, 2009.
     Gross loans increased 2.0 percent from $330.5 million at December 31, 2009 to $336.9 million at March 31, 2010.
     The loan-to-deposit ratio is a key measurement of liquidity. Our loan-to-deposit ratio increased during 2010 to 72.0 percent compared to 71.5 percent at December 31, 2009.
INVESTMENTS
     All of our securities are available-for-sale and are carried at estimated fair value. Available-for-sale securities are reported on the consolidated balance sheet at fair value with an offsetting adjustment to deferred taxes. The possibility of material price volatility in a changing interest rate environment is offset by the availability to the bank of restructuring the portfolio for gap positioning at any time through the securities classified as available-for-sale. As reflected in the Consolidated Statements of Changes in Stockholders’ Equity, the impact of the fair value accounting was an unrealized gain, net of tax, on March 31, 2010 of $2,871,000 compared to an unrealized gain, net of tax, on December 31, 2009 of $2,523,000, which represents an unrealized gain, net of tax, of $348,000 for the three months ended March 31, 2010. The following table shows the amortized cost and estimated fair value of the investment securities as of the dates shown:

	March 31, 2010
		Estimated
	Amortized	Fair
(In Thousands)	Cost	Value
Obligation of U.S.Government Corporations and Agencies:
Mortgage-backed	$126,809	$130,874
Other	57,042	57,365
Obligations of state and political subdivisions	10,231	10,368

Total debt securities	194,082	198,607
Marketable equity securities	2,136	1,961

Total investment securities AFS	$196,218	$200,568

	December 31, 2009
		Estimated
	Amortized	Fair
(In Thousands)	Cost	Value
Obligation of U.S.Government Corporations and Agencies:
Mortgage-backed	$134,762	$138,856
Other	68,323	68,339
Obligations of state and political subdivisions	11,265	11,374

Total debt securities	214,350	218,569
Marketable equity securities	2,093	1,697

Total investment securities AFS	$216,443	$220,266

LOANS
     The loan portfolio increased 2.0 percent from $330.5 million at December 31, 2009 to $336.9 million at March 31, 2010. The percentage distribution in the loan portfolio was 79.7 percent in real estate loans at $268.3 million; 12.4 percent in commercial loans at $42.0 million; 2.2 percent in consumer loans at $7.4 million; and 5.7 percent in tax exempt loans at $19.2 million.
     The following table presents the breakdown of loans by type as of the date indicated:

			Change
(In Thousands)	March 31, 2010	December 31, 2009	Amount	%
Commercial, financial and agricultural	$41,972	$37,642	$4,330	11.5%
Tax-exempt	19,202	18,055	1,147	6.4
Real estate	246,537	253,463	(6,926)	(2.7)
Real estate construction	21,772	13,526	8,246	61.0
Installment loans to individuals	7,357	7,725	(368)	(4.8)
Add (deduct): Unearned discount	(12)	(15)	3	(20.0)
Unamortized loan costs, net of fees	116	93	23	24.7

Gross loans	$336,944	$330,489	$6,455	2.0%

     The following table presents the percentage distribution of loans by category as of the date indicated:

	March 31, 2010	December 31, 2009
Commercial, financial and agricultural	12.4%	11.4%
Tax-exempt	5.7	5.5
Real estate	73.2	76.7
Real estate construction	6.5	4.1
Installment loans to individuals	2.2	2.3

Gross loans	100.0%	100.0%

ALLOWANCE FOR LOAN LOSSES
     The allowance for loan losses was $4.0 million at March 31, 2010, compared to $3.8 million at March 31, 2009. This allowance equaled 1.19 percent and 1.16 percent of total loans, net of unearned income, as of March 31, 2010 and 2009, respectively. The loan loss reserve is analyzed quarterly and reviewed by the Bank’s Board of Directors. No concentration or apparent deterioration in classes of loans or pledged collateral was evident. Semi-monthly loan meetings with the Bank’s Director Loan Committee reviewed new loans. Delinquent loans, loan exceptions and certain large loans are addressed by the full Board no less than monthly to determine compliance with policies. Allowance for loan losses was considered adequate based on delinquency trends and actual loans written as it relates to the loan portfolio.

     The following table presents a summary of the Bank’s loan loss experience as of the dates indicated:

	For the Three Months Ended March 31,
(In Thousands)	2010	2009
Average Loans Outstanding during the period	$334,755	$323,746

Balance, beginning of year	$4,210	$3,758
Provision charged to operations	310	60
Loans charged off:
Commercial, financial, and agricultural	—	(67)
Real estate mortgages	(536)	—
Installment loans to indiviuals	(4)	(10)
Recoveries:
Commercial, financial, and agricultural	1	—
Real estate mortgages	1	7
Installment loans to indiviuals	4	5

Balance, end of period	$3,986	$3,753

Net charge-offs to Average loans outstanding during the period	-0.16%	-0.02%

NON-PERFORMING LOANS
     As of March 31, 2010, loans 30-89 days past due totaled $1.5 million compared to $1.7 million at December 31, 2009. Non-accrual loans totaled $3.7 million at March 31, 2010 and $4.4 million at December 31, 2009. Overall, past due and non-accrual loans decreased $828 thousand to $5.2 million at March 31, 2010 from $6.1 million at December 31, 2009.
     The following table presents past due and non-accrual loans by loan type and in summary as of the dates indicated:

(In Thousands)	March 31, 2010	December 31, 2009
Commercial, financial and agricultural
Days 30-89	$102	$14
Days 90 plus	—	—
Non-accrual	143	145
Real estate
Days 30-89	1,355	1,632
Days 90 plus	—	—
Non-accrual	3,581	4,216
Installment loans to individuals
Days 30-89	47	49
Days 90 plus	—	—
Non-accrual	—	—

	$5,228	$6,056

Days 30-89	$1,504	$1,695
Days 90 plus	—	—
Non-accrual	3,724	4,361

	$5,228	$6,056

Restructured loans still accruing	$322	$323

Other real estate owned	$329	$29

DEPOSITS
     Total average deposits increased by 3.2 percent from $449.0 million at December 31, 2009 to $463.5 million at March 31, 2010. Savings deposits increased 4.3 percent to $58.9 million at March 31, 2010 from $56.5 million at December 31, 2009. Money market deposits decreased 3.0 percent to $42.6 million as of March 31, 2010 from $43.9 million as of December 31, 2009. Interest bearing NOW accounts increased 5.0 percent from $68.7 million at December 31, 2009 to $72.1 million at March 31, 2010.
     The average balances and average rate paid on deposits are summarized as follows:

	March 31, 2010		December 31, 2009
		Average		Average	Change
(In Thousands)	Balance	Rate	Balance	Rate	Amount	%

Non-interest bearing	$54,948	—%	$51,908	—%	$3,040	5.9%
Savings	58,920	0.40	56,493	0.40	2,427	4.3
Now deposits	72,100	0.15	68,650	0.15	3,450	5.0
Money market deposits	42,609	0.77	43,906	1.03	(1,297)	(3.0)
Time deposits	234,970	2.37	228,005	2.94	6,965	3.1

Total deposits	$463,547	1.35%	$448,962	1.67%	$14,585	3.2%

BORROWED FUNDS
     Average short-term borrowings, including securities sold under agreements to repurchase and day-to-day FHLB — Pittsburgh borrowings increased 8.0 percent from $48.8 million at December 31, 2009 to $52.7 million at March 31, 2010. Average long-term borrowings decreased $642 thousand from $12.5 million at December 31, 2009 to $11.9 million at March 31, 2010.

	March 31, 2010		December 31, 2009		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%

Short-term borrowings:
Securities sold under agreement to repurchase	$49,043	70.9%	$47,873	72.6%	$1,170	2.4%
Short-term borrowings, FHLB	3,134	4.5	352	0.5	2,782	790.3
U.S. Treasury tax and loan notes	550	0.8	601	0.9	(51)	(8.5)

Total short-term borrowings	52,727	76.2%	48,826	74.0%	3,901	8.0
Long-term borrowings, FHLB	11,850	17.1	12,492	18.9	(642)	(5.1)
Junior subordinate debentures	4,640	6.7	4,640	7.0	—	—

Total borrowed funds	$69,217	100.0%	$65,958	100.0%	$3,259	4.9%

LIQUIDITY
     Liquidity management is required to ensure that adequate funds will be available to meet anticipated and unanticipated deposit withdrawals, debt service payments, investment commitments, commercial and consumer loan demand, and ongoing operating expenses. Funding sources include principal repayments on loans, sale of assets, growth in time and core deposits, short and long-term borrowings, investment securities coming due, loan prepayments and repurchase agreements. Regular loan payments are a dependable source of funds, while the sale of investment securities, deposit growth and loan prepayments are significantly influenced by general economic conditions and the level of interest rates.
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
     As of March 31, 2010, the Bank was categorized as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios.

     Our actual consolidated capital amounts and ratios as of March 31, 2010 and December 31, 2009 are in the following table:

	2010		2009
(In Thousands)	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-weighted Assets)

Actual	$61,059	17.3%	$60,322	17.6%
For Capital Adequacy Purposes	28,184	8.0	27,394	8.0
To Be Well-Capitalized	35,230	10.0	34,243	10.0

Tier I Capital (to Risk-weighted Assets)

Actual	$57,062	16.2%	$56,102	16.4%
For Capital Adequacy Purposes	14,092	4.0	13,697	4.0
To Be Well-Capitalized	21,138	6.0	20,546	6.0

Tier I Capital (to Average Assets)

Actual	$57,062	9.6%	$56,102	9.8%
For Capital Adequacy Purposes	23,696	4.0	22,861	4.0
To Be Well-Capitalized	29,620	5.0	28,577	5.0
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
     At March 31, 2010, our cumulative gap positions and the potential earnings change resulting from a 300 basis point change in rates were both within the internal risk management guidelines.
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
     No material changes in market risk occurred during the current period. A detailed discussion of market risk is provided in the Annual Report on Form 10-K for the period ended December 31, 2009.
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
     The CEO and CFO have evaluated the changes to our internal controls over financial reporting that occurred during our fiscal Quarter Ended March 31, 2010, as required by paragraph (d) Rules 13a — 15 and 15d — 15 under the Securities Exchange Act of 1934, as amended, and have concluded that there were no changes that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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
Item 1A. Risk Factors
     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1.A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition or future results. At March 31, 2010 the risk factors of the Corporation have not changed materially from those in our Annual Report on Form 10-K. However, the risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

	Total	Average	Total Number of	Maximum Number (or
	Number of	Price Paid	Shares (or Units)	Approximate Dollar Value)
	Shares (or	per Share	Purchased as Part of	of Shares (or Units) that
	Units)	(or Units)	Publicly Announced	May Yet Be Purchased
Period	Purchased	Purchased	Plans or Programs (1)	Under the Plans or Programs
Month #1 (January 1 - January 31, 2010)	4,600	$26.75	4,600	172,900
Month #2 (February 1 - February 28, 2010)	2,500	26.75	2,500	170,400
Month #3 (March 1 - March 31, 2010)	10,400	27.25	10,400	160,000

(1)	This program was announced in 2009 and represents the third buy-back program. The Board of Directors approved the purchase of 200,000 shares. There was no expiration date associated with this program.

Item 3. Defaults Upon Senior Securities
     Not applicable.
Item 5. Other Information
     None
Item 6. Exhibits
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report on Form 10-Q for the period ended March 31, 2010, to be signed on its behalf by the undersigned thereunto duly authorized.

CCFNB BANCORP, INC. (Registrant)
By	/s/ Lance O. Diehl
Lance O. Diehl
President and CEO (Principal Executive Officer) Date: May 12, 2010

By	/s/ Jeffrey T. Arnold
Jeffrey T. Arnold, CPA, CIA
Chief Financial Officer and Treasurer (Principal Financial Officer) (Principal Accounting Officer) Date: May 12, 2010