Form 10-Q
period 2010-06-30
CCFNB BANCORP INC
filed 2010-08-12
CIK 731122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010.
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Registrant’s telephone number, including area code: (570) 784-4400
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “larger accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
Yes ☐   No ☑
On July 30, 2010, there were 2,230,053 shares of the Registrant’s common stock outstanding, par value $1.25.

CCFNB Bancorp, Inc. and Subsidiary
Index to Quarterly Report on Form 10-Q

PART I Financial Information
Item 1. Financial Statements
CCFNB Bancorp, Inc.
Consolidated Balance Sheets

	(Unaudited)
	June 30,	December 31,
(In Thousands)	2010	2009
ASSETS
Cash and due from banks	$26,249	$10,751
Interest-bearing deposits in other banks	32	116
Federal funds sold	2,431	592

Total cash and cash equivalents	28,712	11,459

Investment securities, available for sale, at fair value	196,953	220,266
Restricted securities, at cost	3,168	2,984
Loans, net of unearned income	344,804	330,489
Less: Allowance for loan losses	4,175	4,210

Loans, net	340,629	326,279
Premises and equipment, net	12,428	12,583
Accrued interest receivable	1,834	2,006
Cash surrender value of bank-owned life insurance	11,721	11,440
Investment in limited partnerships	1,689	687
Intangible Assets:
Core deposit	2,466	2,768
Goodwill	7,937	7,937
Prepaid FDIC assessment	1,765	2,037
Other assets	2,251	2,043

TOTAL ASSETS	$611,553	$602,489

LIABILITIES
Interest-bearing deposits	$413,769	$406,554
Noninterest-bearing deposits	58,200	55,734

Total deposits	471,969	462,288

Short-term borrowings	49,044	51,997
Long-term borrowings	10,126	15,128
Junior subordinate debentures	4,640	4,640
Accrued interest payable	732	859
Other liabilities	7,878	2,491

TOTAL LIABILITIES	544,389	537,403

STOCKHOLDERS’ EQUITY
Common stock, par value $1.25 per share; authorized 5,000,000 shares; issued 2,279,053 shares in 2010 and 2 ,270,850 shares in 2009	2,849	2,838
Surplus	27,749	27,539
Retained earnings	34,627	32,723
Accumulated other comprehensive income	3,101	2,523
Treasury stock, at cost; 45,500 shares in 2010 and 22,500 shares in 2009	(1,162)	(537)

TOTAL STOCKHOLDERS’ EQUITY	67,164	65,086

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$611,553	$602,489

See accompanying notes to unaudited consolidated financial statements.

CCFNB Bancorp, Inc.
Consolidated Statements of Income
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In Thousands, Except Per Share Data)	2010	2009	2010	2009
INTEREST AND DIVIDEND INCOME
Interest and fees on loans:
Taxable	$4,756	$4,671	$9,433	$9,404
Tax-exempt	231	204	443	407
Interest and dividends on investment securities:
Taxable	1,677	2,015	3,538	4,227
Tax-exempt	100	105	205	192
Dividend and other interest income	11	11	21	37
Federal funds sold	—	1	1	6
Deposits in other banks	11	1	13	1

TOTAL INTEREST AND DIVIDEND INCOME	6,786	7,008	13,654	14,274

INTEREST EXPENSE
Deposits	1,499	1,920	3,036	3,933
Short-term borrowings	99	78	205	159
Long-term borrowings	101	150	226	287
Junior subordinate debentures	24	34	47	76

TOTAL INTEREST EXPENSE	1,723	2,182	3,514	4,455

NET INTEREST INCOME	5,063	4,826	10,140	9,819

PROVISION FOR LOAN LOSSES	160	160	470	220

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,903	4,666	9,670	9,599

NON-INTEREST INCOME
Service charges and fees	447	426	873	824
Gain on sale of loans	174	179	304	275
Earnings on bank-owned life insurance	107	114	223	217
Brokerage	73	51	162	107
Trust	168	160	339	312
Investment security losses	—	(61)	—	(61)
Interchange fees	213	184	408	348
Other	211	308	382	505

TOTAL NON-INTEREST INCOME	1,393	1,361	2,691	2,527

NON-INTEREST EXPENSE
Salaries	1,588	1,543	3,164	3,144
Employee benefits	427	400	898	834
Occupancy	276	254	569	561
Furniture and equipment	335	302	646	625
State shares tax	143	129	276	272
Professional fees	149	108	294	275
Director’s fees	65	70	132	141
FDIC assessments	150	364	297	438
Telecommunications	81	93	177	179
Amortization of core deposit intangible	151	168	302	336
Automated teller machine and interchange	138	115	268	242
Other	503	558	958	1,025

TOTAL NON-INTEREST EXPENSE	4,006	4,104	7,981	8,072

INCOME BEFORE INCOME TAX PROVISION	2,290	1,923	4,380	4,054
INCOME TAX PROVISION	629	372	1,179	960

NET INCOME	$1,661	$1,551	$3,201	$3,094

EARNINGS PER SHARE	$0.74	$0.68	$1.43	$1.37

CASH DIVIDENDS PER SHARE	$0.29	$0.24	$0.58	$0.48

WEIGHTED AVERAGE SHARES OUTSTANDING	2,233,227	2,256,348	2,238,305	2,255,202

See accompanying notes to the unaudited consolidated financial statements.

CCFNB Bancorp, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

					Accumulated
	Common				Other		Total
	Stock			Retained	Comprehensive	Treasury	Stockholders’
(In Thousands Except Per Share Data)	Shares	Amount	Surplus	Earnngs	Income (Loss)	Stock	Equity
Balance, December 31, 2008	2,253,080	$2,816	$27,173	$29,164	$1,622	$—	$60,775
Comprehensive Income:
Net income				3,094			3,094
Change in net unrealized gain on investment securities available-for-sale, net of reclassification adjustment and tax effects					93		93

Total comprehensive income							3,187

Common stock issuance under dividend reinvestment and stock purchase plans	8,685	11	157				168
Recognition of employee stock purchase plan expense			2				2
Purchase of treasury stock (7,000 shares)						(151)	(151)
Cash dividends, ($0.48 per share)				(1,082)			(1,082)

Balance, June 30, 2009	2,261,765	$2,827	$27,332	$31,176	$1,715	$(151)	$62,899

Balance, December 31, 2009	2,270,850	$2,838	$27,539	$32,723	$2,523	$(537)	$65,086
Comprehensive Income:
Net income				3,201			3,201
Change in net unrealized gain on investment securities available-for-sale, net of reclassification adjustment and tax effects					578		578

Total comprehensive income							3,779

Common stock issuance under dividend reinvestment and stock purchase plans	8,203	11	208				219
Recognition of employee stock purchase plan expense			2				2
Purchase of treasury stock (23,000 shares)						(625)	(625)
Cash dividends, ($0.58 per share)				(1,297)			(1,297)

Balance, June 30, 2010	2,279,053	$2,849	$27,749	$34,627	$3,101	$(1,162)	$67,164

See accompanying notes to the unaudited consolidated financial statements.

CCFNB Bancorp, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	For The Six Months Ended June 30,
(In Thousands)	2010	2009
OPERATING ACTIVITIES
Net income	$3,201	$3,094
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan losses	470	220
Depreciation and amortization of premises and equipment	468	507
Amortization and accretion on investment securities	481	189
Impairment loss on securities	—	61
Gain on sale of premises and equipment	—	(183)
Deferred income taxes (benefit) provision	(83)	178
Gain on sale of loans	(304)	(275)
Proceeds from sale of mortgage loans	10,578	10,045
Originations of mortgage loans held for resale	(11,879)	(11,326)
Loss on sale of other real estate	11	81
Amortization of intangibles and invesment in limited partnerships	384	414
Decrease in accrued interest receivable	172	312
Increases in cash surrender value of bank-owned life insurance	(281)	(269)
Decrease in accrued interest payable	(127)	(144)
Other, net	210	(1,159)

Net cash provided by operating activities	3,301	1,745

INVESTING ACTIVITIES
Investment securities available for sale:
Purchases	(33,107)	(54,929)
Proceeds from sales, maturities and redemptions	61,814	54,186
Proceeds from redemption of restricted securities	—	—
Purchase of restricted securities	(184)	(817)
Net increase in loans	(13,515)	(7,173)
Proceeds from sale of premises and equipment	—	1,294
Proceeds from sale of other real estate owned	318	343
Purchase of investment in limited partnership	(1,084)	—
Acquisition of premises and equipment	(313)	(880)

Net cash provided by (used for) investing activities	13,929	(7,976)

FINANCING ACTIVITIES
Net increase in deposits	9,681	7,519
Net decrease in short-term borrowings	(2,953)	(10,080)
Proceeds from long-term borrowings	—	3,000
Repayment of long-term borrowings	(5,002)	(3)
Acquisition of treasury stock	(625)	(151)
Proceeds from issuance of common stock	219	168
Cash dividends paid	(1,297)	(1,082)

Net cash provided by (used for) financing activities	23	(629)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	17,253	(6,860)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	11,459	15,485

CASH AND CASH EQUIVALENTS, END OF PERIOD	$28,712	$8,625

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest paid	$3,641	$4,599
Income taxes paid	1,010	871
Loans transferred to other real estate owned	300	412
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
RESTRICTED SECURITIES
     Restricted equity securities consist of stock in the Federal Home Loan Bank of Pittsburgh (“FHLB – Pittsburgh”), and Atlantic Central Bankers Bank (“ACBB”) and do not have a readily determinable fair value because their ownership is restricted, and they can be sold back only to the FHLB-Pittsburgh, ACBB or to another member institution. Therefore, these securities are classified as restricted equity investment securities, carried at cost, and evaluated for impairment. At June 30, 2010, the Corporation held $3,133,000 in stock of the FHLB-Pittsburgh and $35,000 in stock of ACBB. At December 31, 2009, the Corporation held $2,949,000 in stock of FHLB-Pittsburgh and $35,000 in stock of ACBB.
     The Corporation evaluated its holding of restricted stock for impairment and deemed the stock to not be impaired due to the expected recoverability of par value, which equals the value reflected within the Corporation’s financial statements. The decision was based on several items ranging from the estimated true economic losses embedded within FHLB’s mortgage portfolio to the FHLB’s liquidity position and credit rating. The Corporation utilizes the impairment framework outlined in GAAP to evaluate stock for impairment. The following factors were evaluated to determine the ultimate recoverability of the par value of the Corporation’s restricted stock holdings; (i) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted; (ii) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB; (iii) the impact of legislative and regulatory changes on the institutions and, accordingly, on the customer base of the FHLB; (iv) the liquidity position of the FHLB; and (v) whether a decline is temporary or whether it affects the ultimate recoverability of the FHLB stock based on (a) the materiality of the carrying amount to the member institution and (b) whether an assessment of the institution’s operational needs for the foreseeable future allow management to dispose of the stock. Based on the analysis of these factors, the Corporation determined that its holding of restricted stock was not impaired at June 30, 2010 and December 31, 2009.
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
JUNIOR SUBORDINATE DEBENTURES
     During 2006, CFC issued $4,640,000 in junior debentures due December 15, 2036 to Columbia Financial Statutory Trust I (Trust). On July 18, 2008, the Corporation became the successor to CFC and to this Trust, respectively. The Corporation owns all of the $140,000 in common equity of the Trust and the debentures are the sole asset of the Trust. The Trust, a wholly-owned unconsolidated subsidiary of the Corporation, issued $4,500,000 of floating-rate trust capital securities in a non-public offering in reliance on Section 4 (2) of the Securities Act of 1933. The floating-rate capital securities provide for quarterly distributions at a variable annual coupon rate, reset quarterly, based on the 3-month LIBOR plus 1.75%. The coupon rate was 2.29% at June 30, 2010. The securities are callable by the Corporation, subject to any required regulatory approval, at par, after five years. The Corporation unconditionally guarantees the trust capital securities. The terms of the junior subordinated debentures and the common equity of the trust mirror the terms of the trust capital securities issued by the Trust.
INTANGIBLE ASSETS — GOODWILL
     Goodwill represents the excess of the purchase price over the fair market value of net assets acquired. The Corporation has recorded net goodwill of $7,937,000 at June 30, 2010 and December 31, 2009 related to the 2008 acquisition of Columbia Financial Corporation and its subsidiary, First Columbia Bank & Trust Co. In accordance with current accounting standards, goodwill is not amortized. Management performs an annual evaluation for impairment. Any impairment of goodwill results in a charge to income. The Corporation periodically assesses whether events or changes in circumstances indicate that the carrying amounts of goodwill and other intangible assets may be impaired. Goodwill is tested for impairment at the reporting unit level and an impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. The Company employs general industry practices in evaluating the impairment of its goodwill and other intangible assets. The Company calculates the value of goodwill using a combination of the following valuation methods: dividend discount analysis under the income approach, which calculates the present value of all excess cash flows plus the present value of a terminal value, the price/earnings multiple under the market approach and the change in control premium to market price approach. Based upon these reviews, management determined there was no impairment of goodwill during 2009. No assurance can be given that future impairment tests will not result in a charge to earnings.
INTANGIBLE ASSETS – CORE DEPOSIT
     The Corporation has an amortizable intangible asset related to the deposit premium paid for the acquisition of Columbia Financial Corporation’s subsidiary, First Columbia Bank & Trust Co. This intangible asset is being amortized on a sum of the year’s digits method over 10 years and has a carrying value of $2,466,000 as of June 30, 2010. At December 31, 2009, the intangible asset had a carrying value of $2,768,000. The recoverability of the carrying value is evaluated on an ongoing basis, and permanent declines in value, if any, are charged to expense. Amortization of the core deposit intangible amounted to $302,000 and $336,000 for the six months ended June 30, 2010 and 2009, respectively.
The estimated amortization expense of the core deposit intangible over its remaining life is as follows:

For the Year Ended:
Remainder of 2010	$274,000
2011	509,000
2012	442,000
2013	374,000
2014	308,000
Thereafter	559,000

Total	$2,466,000

OTHER REAL ESTATE OWNED
     Real estate properties acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value on the date of foreclosure establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less cost to sell and is included in other assets. Revenues derived from and costs to maintain the assets and subsequent gains and losses on sales are included in other non-interest income and expense. The amount of other real estate owned was $0 and $29,000 as of June 30, 2010 and December 31, 2009, respectively and is included in other assets in the accompanying consolidated balance sheets.
BANK OWNED LIFE INSURANCE
     The Corporation invests in Bank Owned Life Insurance (BOLI). Purchase of BOLI provides life insurance coverage on certain present and retired employees and Directors with the Corporation being owner and primary beneficiary of the policies.
INVESTMENTS IN LIMITED PARTNERSHIPS
     The Corporation is a limited partner in four partnerships at June 30, 2010 that provide low income housing in the Corporation’s geographic market area. The investments are accounted for under the effective yield method. Under the effective yield method, the Corporation recognizes tax credits as they are allocated and amortizes the initial cost of the investment to provide a constant effective yield over the period that the tax credits are allocated to the Corporation. Under this method, the tax credits allocated, net of any amortization of the investment in the limited partnerships, are recognized in the consolidated statements of income as a component of income tax expense. The amount of tax credits allocated to the Corporation were $93,000 and the amortization of the investments in limited partnerships was $82,000 and $79,000 for the six months ended June 30, 2010 and 2009, respectively. The carrying value of the Corporation’s investments in limited partnerships was $1,689,000 and $687,000 at June 30, 2010 and December 31, 2009, respectively. During 2010, the Corporation purchased an interest in a low income housing partnership in the amount of $1,084,000.
INVESTMENT IN INSURANCE AGENCY
     The Corporation owns a 50 percent interest in a local insurance agency, a corporation organized under the laws of the Commonwealth of Pennsylvania. The income or loss from this investment is accounted for under the equity method of accounting. The carrying value of this investment as of June 30, 2010 and December 31, 2009 was $232,000, and is included in other assets in the accompanying consolidated balance sheets.
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
PER SHARE DATA
     Basic earnings per share are calculated by dividing net income by the weighted average number of shares of common stock outstanding at the end of each period. Diluted earnings per share are calculated by increasing the denominator for the assumed conversion of all potentially dilutive securities. The Corporation does not have any securities which have or will have a dilutive effect, so accordingly, basic and diluted per share data are the same.
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

ADVERTISING COSTS
     It is the Corporation’s policy to expense advertising costs in the period in which they are incurred Advertising expense for the six months ended June 30, 2010 and 2009, was $106,000 and $83,000, respectively.
SUBSEQUENT EVENTS
     Management has evaluated subsequent events for reporting and disclosure in these consolidated financial statements through August 12, 2010, the date the consolidated financial statements were available to be issued. No material subsequent events have occurred since June 30, 2010 that requires recognition or disclosure in the consolidated financial statements.
RECENT ACCOUNTING PRONOUNCEMENTS
     FASB ASC 105-10 - In June 2009, the Financial Accounting Standards Board (FASB) issued Statement No. 168 – The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (FASB ASC 105-10, Generally Accepted Accounting Principles). SFAS No. 168 replaces SFAS No. 162 and establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”). Rules and interpretive releases of the Securities and Exchange Commission under federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB Accounting Standards Codification (“ASC”) will be effective for financial statements that cover interim and annual periods ending after September 15, 2009. Other than resolving certain minor inconsistencies in current GAAP, the FASB Accounting Standards Codification is not intended to change GAAP, but rather to make it easier to review and research GAAP applicable to a particular transaction or accounting issue. Technical references to generally accepted accounting principles included in the Notes to Consolidated Financial Statements are provided under the new FASB ASC structure with the prior terminology included parenthetically.
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
     FASB ASC 815-10 – In March 2008 the FASB issued FASB ASC 815-10, Derivatives and Hedging (Statement No. 161-Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133). FASB ASC 815-10 requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The new standard became effective for the Corporation on January 1, 2009. The adoption of this standard did not have a material impact on the Corporation’s consolidated financial position or results of operations.
     FASB ASC 855 – In May 2009, the FASB issued FASB ASC 855, Subsequent Events (Statement No. 164 – Subsequent Events). FASB ASC 855 established the period after the balance sheet date during which management shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements and the circumstances under which an entity shall recognize events or transactions that occur after the balance sheet date. FASB ASC 855 also requires disclosure of the date through which subsequent events have been evaluated. The Corporation adopted this standard for the interim reporting period ending

June 30, 2009. The adoption of this standard did not have a material impact on the Corporation’s consolidated financial position or results of operations.
     FASB ASC 860 – In June 2009, the FASB issued new guidance impacting FASH ASC 860, Transfers and servicing (Statement No. 166 – Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140). The new guidance removes the concept of a qualifying special-purpose entity and limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire financial asset to an entity that is not consolidated with the transferor in the financial statements being presented and/or when the transferor has continuing involvement with the transferred financial asset. The new standard became effective for the Corporation on January 1, 2010. The adoption of this standard did not have a material impact on the Corporation’s consolidated financial position or results of operations.
     FASB ASC 810-10 – In June 2009, the FASB issued new guidance impacting FASB ASC 810-10, Consolidation (Statement No. 167 – Amendments to FASB Interpretation No. 46 (R). The new guidance amends tests for variable interest entities to determine whether a variable interest entity must be consolidated. FASB ASC 810-10 requires an entity to perform an analysis to determine whether an entity’s variable interest or interests give it a controlling financial interest in a variable interest entity. This standard requires ongoing reassessments of whether an entity is the primary beneficiary of the variable interest entity and enhanced disclosures that provide more transparent information about an entity’s involvement with a variable interest entity. The new guidance became effective for the Corporation on January 1, 2010. The implementation of this new guidance did not have a material impact on the Corporation’s consolidated financial statements.
     FASB ASC 715-20-50 – In December 2008, the FASB issued new guidance impacting FASB ASC 715-20-50, Compensation Retirement Benefits – Defined Benefit Plans – General (FASB Staff Position No. 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets). This provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The guidance requires disclosure of the fair value of each major category of plan assets for pension plans and other postretirement benefit plans. This standard became effective for the Corporation on December 31, 2009. The implementation of this new guidance did not have a material impact on the Corporation’s consolidated financial statements.
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
     FASB ASC 320-10 – In April 2009, the FASB issued new guidance impacting FASB ASC 320-10, Investments – Debt and Equity Securities (FASB Staff Position No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments). This guidance amends the other-than-temporary impairment guidance in U. S. generally accepted accounting principles for debt securities. If an entity determines that it has an other-than temporary impairment on a security, it must recognize the credit loss on the security in the income statement. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. FASB ASC 320-10 expands disclosures about other-than-temporary impairment and requires that the annual disclosures in existing generally accepted accounting principles be made for interim reporting periods. The Corporation adopted this guidance for the interim reporting period ending March 31, 2009 and it did not have a material impact on the Corporation’s consolidated financial position or results of operations..
     FASB ASC 820 – In April 2009, the FASB issued new guidance impacting FASB ASC 820, Fair Value Measurements and Disclosures (FASB Staff Position No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly). This provides additional guidance on determining fair value when the volume and level of activity for the asset or liability have significantly decreased when compared with normal market activity of the asset or liability. A significant decrease in the volume or level of activity for the asset or liability is an indication that transactions or quoted prices may not be determinative of fair value because transactions may not be orderly. In that circumstance, further analysis of transactions or quoted prices is needed, and an adjustment to the transactions or quoted prices may be necessary to estimate fair value. The Corporation adopted this guidance for the interim reporting period ending March 31, 2009 and it did not have a material impact on the Corporation’s consolidated financial position or results of operations.
     SAB 111 – In April 2009, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 111 (“SAB 111”). SAB 111 amends Topic 5.M. in the Staff Accounting Bulletin series entitled Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities. On April 9, 2009, the FASB issued new guidance impacting FASB ASC 320-10, Investments – Debt and Equity Securities (FASB Staff Position No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments). SAB 111 maintains the previous views related to equity securities an amends Topic 5.M. to exclude debt securities from its scope. SAB 111 was effective for the Corporation as of March 31, 2009. There was no material impact to CCFNB Bancorp, Inc.’s consolidated financial position or results of operations upon adoption.

     SAB 112 – In June 2009, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 112 (“SAB 112”). SAB 112 revises or rescinds portions of the interpretative guidance included in the Staff Accounting Bulletin series in order to make the interpretive guidance consistent with recent pronouncements by the FASB, specifically FASB ASC 805 and FASB ASC 810-10 (SFAS No. 141 (R) and SAFAS No. 160). SAB 112 was effective for the Corporation as of June 30, 2009. There was no material impact to CCFNB Bancorp, Inc.’s consolidated financial position or results of operations upon adoption.
     FASB ASC 323 – In November 2008, the FASB Emerging Issues Task Force reached a consensus on FASB ASC 323, Investments – Equity Method and Joint Ventures (Issue No. 08-6, Equity Method Investment Accounting Considerations). The new guidance clarifies the accounting for certain transactions and impairment considerations involving equity method investments. An equity investor shall not separately test an investee’s underlying assets for impairment but will recognize its share of any impairment charge recorded by an investee in earning and consider the effect of the impairment on its investment. An equity investor shall account for a share issuance by an investee as if the investor had sold a proportionate share of its investment, with any gain or loss recognized in earnings. The new guidance became effective for the Corporation on January 1, 2009 and did not have a material impact on the Corporation’s consolidated financial position or results of operations.
     FASB ASC 350 – In November 2008, the FASB Emerging Issues Task Force reached a consensus on FASB ASC 350, Intangibles – Goodwill and Other (Issue No. 08-7, Accounting for Defensive Intangible Assets). The new guidance clarifies how to account for defensive intangible assets subsequent to initial measurement. The guidance applies to acquired intangible assets in situations in which an entity does not intend to actively use an asset but intends to hold the asset to prevent others from obtaining access to the asset. A defensive intangible asset should be accounted for as a separate unit of accounting with an expected life that reflects the consumption of the expected benefits related to that asset. The benefit from holding a defensive intangible asset is the direct and indirect cash flows resulting from the entity preventing others from using the asset. The new guidance was effective for intangible assets acquired on or after January 1, 2009 and did not have a material impact on the Corporation’s consolidated financial position or results of operations.
     FASB ASC 260-10 – In June 2008, the FASB issued new guidance impacting FASB ASC 260-10, Earnings Per Share (FSP No. EITF 03-06-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities). This new guidance concluded that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders and therefore are considered participating securities for purposes of computing earning per share. Entities that have participating securities that are not convertible into common stock are required to use the “two-class” method of computing earnings per share. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. This new guidance was effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. This new guidance became effective for the Corporation on January 1, 2009 and did not have a material impact on the Corporation’s consolidated financial position or results of operations.
     FASB ASC 820-10 – In August 2009, the FASB issued an update (ASC No. 1009-05, Measuring Liabilities at Fair Value) impacting FASB ASC 820-10, Fair Value Measurements and Disclosures. The update provides clarification about measuring liabilities at fair value in circumstances where a quoted price in an active market for an identical liability is not available and the valuation techniques that should be used. The update also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. This update became effective for the Corporation for the reporting period ending September 30, 2009 and did not have a material impact on the Corporation’s consolidate financial position or results of operations.
     FASB ASC 820-10 – In September 2009, the FASB issued an update (ASC No. 2009-12, Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)) impacting FASB ASC 820-10, Fair Value Measurements and Disclosures. The amendments in this update permit, as a practical expedient, a reporting entity to measure the fair value of an investment (or its equivalent) if the net asset value of the investment is calculated in a manner consistent with the measurement principles of Topic 946, Financial Services-Investment Companies. The amendments in this update also require disclosures by major category of investment about the attributes of investments within the scope of the amendments in this update, such as the nature of and restrictions on the ability to redeem an investment on the measurement date. This update became effective for the Corporation for interim and annual reporting periods ending after December 15, 2009. The implementation of this standard did not have a material impact on the Corporation’s consolidated financial statements.
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
RECLASSIFICATIONS
     Certain amounts in the consolidated financial statements of the prior years have been reclassified to conform to presentations used in the 2010 consolidated financial statements. Such reclassifications had no effect on the Corporation’s consolidated financial condition or net income.
2. INVESTMENT SECURITIES AVAILABLE-FOR-SALE
     The amortized cost, related estimated fair value, and unrealized gains and losses for investment securities were as follows at June 30, 2010 and December 31, 2009:

	June 30, 2010
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Obligation of U.S. Government Corporations and Agencies:
Mortgage- backed	$117,803	$4,424	$(27)	$122,200
Other	62,031	529	—	62,560
Obligations of state and political subdivisions	10,249	140	—	10,389

Total debt securities	190,083	5,093	(27)	195,149
Marketable equity securities	2,172	35	(403)	1,804

Total investment securities A F S	$192,255	$5,128	$(430)	$196,953

	December 31, 2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Obligation of U.S. Government Corporations and Agencies:
Mortgage- backed	$134,762	$4,212	$(118)	$138,856
Other	68,323	421	(405)	68,339
Obligations of state and political subdivisions	11,265	116	(7)	11,374

Total debt securities	214,350	4,749	(530)	218,569
Marketable equity securities	2,093	41	(437)	1,697

Total investment securities A F S	$216,443	$4,790	$(967)	$220,266

     The amortized cost and estimated fair value of investment securities, by expected maturity, are shown below at June 30, 2010. Expected maturities on debt securities will differ from contractual maturities, because some borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Other securities and marketable equity securities are not considered to have defined maturities and are included in the “Due after ten years” category:

			Weighted
	Amortized	Estimated	Average
(In Thousands)	Cost	Fair Value	Yield
Due in one year or less	$970	$982	3.79%
Due after one year to five years	52,401	52,774	2.49%
Due after five years to ten years	28,583	29,395	4.13%
Due after ten years	110,301	113,802	4.26%

Total	$192,255	$196,953

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
     The following summary shows the gross unrealized losses and fair value, aggregated by investment category of those individual securities that have been in a continuous unrealized loss position for less than or more than 12 months as of June 30, 2010 and December 31, 2009:

	June 30, 2010
	Less than Twelve Months		Twelve Months or Greater		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	$5,368	$27	$—	$—	$5,368	$27
Other	—	—	—	—	—	—
Obligations of state and political subdivisions	—	—	—	—	—	—

Total debt securities	5,368	27	—	—	5,368	27
Equity securities	978	161	501	242	1,479	403

Total	$6,346	$188	$501	$242	$6,847	$430

	December 31, 2009
	Less than Twelve Months		Twelve Months or Greater		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	$8,105	$117	$51	$1	$8,156	$118
Other	28,876	405	—	—	28,876	405
Obligations of state and political subdivisions	1,856	7	—	—	1,856	7

Total debt securities	38,837	529	51	1	38,888	530
Equity securities	366	159	806	278	1,172	437

Total	$39,203	$688	$857	$279	$40,060	$967

     At June 30, 2010, the Corporation had a total of 261 debt securities and 45 equity security positions. At June 30, 2010, there were a total of 3 individual debt securities and 18 individual equity securities that were in a continuous unrealized loss position for less than twelve months. At June 30, 2010, there were no debt securities and a total of 15 individual equity securities in a continuous loss position for greater than twelve months.
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
     The Corporation’s marketable equity securities consist of common stock positions in various Commercial Banks, Savings and Loans/Thrifts, and Diversified Financial Service Corporations varying in asset size and geographic region. The Corporation’s equity securities represent less than 1 percent of the total available for sale investments as of June 30, 2010. The following tables display the Corporation’s holdings of these securities by asset size and geographic region as of June 30, 2010:

	June 30, 2010
		Gross	Gross	Estimated
(In Thousands)	Amortized	Unrealized	Unrealized	Fair
Asset size($)	Cost	Gains	Losses	Value

Under $1 Billion	$493	$7	$(89)	$411
$1 to $5 Billion	213	—	(44)	169
$6 to $100 billion	780	23	(200)	603
Over $100 Billion	686	5	(70)	621

	$2,172	$35	$(403)	$1,804

	June 30, 2010
		Gross	Gross	Estimated
(In Thousands)	Amortized	Unrealized	Unrealized	Fair
Geographic Region	Cost	Gains	Losses	Value

Eastern U.S.	$1,082	$19	$(231)	$870
Southeastern U.S.	110	—	(12)	98
Western U.S.	53	—	(6)	47
National	927	16	(154)	789

	$2,172	$35	$(403)	$1,804

     The fair market value of the equity securities tends to fluctuate with the overall equity markets as well as the trends specific to each institution. The equity securities portfolio is reviewed in a similar manner as that of the debt securities with greater emphasis placed on the length of time the market value has been less than the carrying value and the financial sector outlook. The Corporation also reviews dividend payment activities, levels of non performing assets and loan loss reserves, and whether or not the issuer is participating in the TARP Capital Purchase Program. The starting point for the equity analysis is the length and severity of market value decline. The Corporation and an independent consultant monitor the entire portfolio monthly with particular attention given to securities in a continuous loss position of at least ten percent for over twelve months. The Corporation evaluated the near-term prospects of the issuer in relation to the severity and duration of the market value decline as well as the other attributes listed above. Based on that evaluation and the Corporation’s ability and intent to hold these equity securities for a reasonable period of time sufficient for a forecasted recovery of fair value, the Corporation does not consider these equity securities to be other-than-temporarily impaired at June 30, 2010.
3. ALLOWANCE FOR LOAN LOSSES
     Changes in the allowance for loan losses for the six months ended June 30, 2010 and 2009 were as follows:

(In Thousands)	2010	2009
Balance, beginning of year	$4,210	$3,758
Provision charged to operations	470	220
Loans charged off	(557)	(233)
Recoveries	52	17

Balance, June 30,	$4,175	$3,762

     As of June 30, 2010, the total recorded investment in loans that are considered to be impaired was $4,674,000. These impaired loans had a related allowance for loan losses of $551,000. No additional charge to operations was required to provide for the impaired loans since the total allowance for loan losses is estimated by management to be adequate to provide for the estimated loan loss as of June 30, 2010.
4. SHORT-TERM BORROWINGS
     Securities sold under agreements to repurchase and Federal Home Loan Bank advances generally represented overnight or less than 30-day borrowings. U.S. Treasury tax and loan notes for collections made by the Bank were payable on demand.
5. LONG-TERM BORROWINGS
     Long-term borrowings consist of advances due to the FHLB — Pittsburgh.
6. DEFERRED COMPENSATION PLANS
     The Bank has entered into certain non-qualified deferred compensation agreements with certain present and retired executive officers and directors. Expenses related to these non-qualified deferred compensation plans amounted to $69,000 and $88,000 for the six month periods ended June 30, 2010 and 2009, respectively.
7. ACQUISITION
     On July 18, 2008, the Corporation completed its acquisition of Columbia Financial Corporation (“CFC”). Under the terms of the Agreement and Plan of Reorganization dated as of November 29, 2007, CFC merged with and into the Corporation; and the Corporation’s wholly-owned subsidiary, Columbia County Farmers National Bank merged with and into the Bank. The Corporation acquired 100% of the outstanding shares of CFC for a total purchase price of $26,316,000. The transaction was accounted for in accordance with FASB ASC 805, Business Combinations (SFAS No. 141- Business Combinations). In connection therewith, the Corporation issued approximately 1,030,286 shares of its common stock and paid cash of approximately $3,000 in lieu of the issuance of fractional shares in exchange for all of the issued and outstanding shares of CFC common stock. Assets and liabilities of CFC are recorded at estimated fair values as of the acquisition date and the results of the acquired entity operations are included in income from that date. The fair values of acquired assets and liabilities, including identified intangible assets, were finalized as quickly as possible following the acquisition. The CFC purchase price allocation is complete.
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
     The Corporation may require collateral or other security to support financial instruments with off-balance sheet credit risk. The contract or notional amounts at June 30, 2010 and December 31, 2009 were as follows:

(In Thousands)	2010	2009
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$78,740	$71,868
Standby letters of credit	3,750	3,393
Dealer floor plans	916	932
Loans held for sale	1,871	267
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
     The Corporation granted commercial, consumer and residential loans to customers primarily within Pennsylvania. Of the total loan portfolio, 79.0% was for real estate loans, principally residential. It is the opinion of management that this high concentration did not pose an adverse credit risk. Further, it is management’s opinion that the remainder of the loan portfolio is balanced and diversified to the extent necessary to avoid any significant concentration of credit.
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

Level I:	Quoted prices are available in active markets for identical assets or liabilities as of the reported date.

Level II:	Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reported date. The nature of these assets and liabilities include items for which quoted prices are available but traded less frequently, and items that are fair valued using other financial instruments of which can be directly observed.

Level III:	Assets and liabilities that have little or no pricing observability as of the reported date. These items do not have two-way markets and are measured using management’s best estimate of fair value, where the inputs into determination of fair value require significant management judgment or estimation.
     The following table presents the assets reported on the consolidated statements of financial condition at their fair value as of June 30, 2010 and December 31, 2009 by level within the fair value hierarchy. As required by FASB ASC 820-10, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	June 30, 2010
(In Thousands)	Level I	Level II	Level III	Total
Assets Measured on a Recurring Basis:
Investment Securities, available-for-sale	$1,804	$195,149	$—	$196,953

	December 31, 2009
(In Thousands)	Level I	Level II	Level III	Total
Assets Measured on a Recurring Basis:
Investment Securities, available-for-sale	$1,697	$218,569	$—	$220,266
     At June 30, 2010 and December 31, 2009, investments measured at fair value on a recurring basis and the valuation methods used are as follows:

	June 30, 2010
(In Thousands)	Level I	Level II	Level III	Total
Available for sale securities
Obligation of US Government Agencies
Mortgage-backed	$—	$122,200	$—	$122,200
Other	—	62,560	—	62,560
Obligations of state and political subdivisions	—	10,389	—	10,389
Equity securities	1,804	—	—	1,804

	$1,804	$195,149	$—	$196,953

	December 31, 2009
(In Thousands)	Level I	Level II	Level III	Total
Available for sale securities
Obligation of US Government Agencies
Mortgage-backed	$—	$138,856	$—	$138,856
Other	—	68,339	—	68,339
Obligations of state and political subdivisions	—	11,374	—	11,374
Equity securities	1,697	—	—	1,697

	$1,697	$218,569	$—	$220,266

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
     The following table presents the assets reported on the consolidated statements of financial condition at their fair value on a non-recurring basis as of June 30, 2010 and December 31, 2009 by level within the fair value hierarchy. As required by FASB ASC 820-10, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	June 30, 2010
(In Thousands)	Level I	Level II	Level III	Total
Assets Measured on a Non-recurring Basis:
Impaired Loans	$—	$4,674	$—	$4,674
Loans Held for Sale	—	1,871	—	1,871
Mortgage Servicing Rights	—	382	—	382
Other Real Estate Owned	—	—	—	—

	$—	$6,927	$—	$6,927

	December 31, 2009
(In Thousands)	Level I	Level II	Level III	Total
Assets Measured on a Non-recurring Basis:
Impaired Loans	$—	$4,839	$—	$4,839
Loans Held for Sale	—	267	—	267
Mortgage Servicing Rights	—	344	—	344
Other Real Estate Owned	—	29	—	29

	$—	$5,479	$—	$5,479

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
     At June 30, 2010 and December 31, 2009, the carrying values and estimated fair values of financial instruments are presented in the table below:

	June 30, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
(In Thousands)	Amount	Fair Value	Amount	Fair Value

Financial Assets:
Cash and short-term instruments	$28,712	$28,712	$11,459	$11,459
Investment securities	196,953	196,953	220,266	220,266
Restricted securities	3,168	3,168	2,984	2,984
Loans, net	340,629	347,315	326,279	329,726
Cash surrender value of bank owned life insurance	11,721	11,721	11,440	11,440
Accrued interest receivable	1,834	1,834	2,006	2,006

Financial Liabilities:
Interest-bearing deposits	413,769	417,448	406,554	410,168
Noninterest- bearing deposits	58,200	58,200	55,734	55,734
Short-term borrowings	49,044	49,044	51,997	51,997
Long-term borrowings	10,126	10,351	15,128	15,375
Junior subordinate debentures	4,640	4,640	4,640	4,640
Accrued interest payable	732	732	859	859

Off-Balance Sheet Assets (Liabilities):
Commitments to extend credit		$78,740		$71,868
Standby letters of credit		3,750		3,393
Dealer floor plans		961		932
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
     DEPOSITS
     The fair value of deposits with no stated maturity, such as Demand Deposits, Savings Accounts, and Money Market Accounts, was equal to the amount payable on demand at June 30, 2010 and December 31, 2009.
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
11. MANAGEMENT’S ASSERTIONS AND COMMENTS REQUIRED TO BE PROVIDED WITH FORM 10-Q FILING
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
     These consolidated interim financial statements have been prepared in accordance with requirements of Form 10-Q and therefore do not include all disclosures normally required by accounting principles generally accepted in the United States of America applicable to financial institutions as included with consolidated financial statements included in the Corporation’s annual Form 10-K filing. The reader of these consolidated interim financial statements may wish to refer to the Corporation’s annual report or Form 10-K for the period ended December 31, 2009 filed with the Securities and Exchange Commission.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders of CCFNB Bancorp, Inc.:
     We have reviewed the accompanying consolidated balance sheet of CCFNB Bancorp, Inc. and Subsidiary as of June 30, 2010, the related consolidated statements of income for the three and six month periods ended June 30, 2010 and 2009 and changes in stockholders’ equity and cash flows for the six-month periods ended June 30, 2010 and 2009. These consolidated interim financial statements are the responsibility of the management of CCFNB Bancorp, Inc. and Subsidiary.
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

/s/ J. H. Williams & Co., LLP
J.H. Williams & Co., LLP Kingston, Pennsylvania August 12, 2010

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
     Certain statements in this section and elsewhere in this Quarterly Report on Form 10-Q, other periodic reports filed by us under the Securities Exchange Act of 1934, as amended, and any other written or oral statements made by or on behalf of us may include “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 which reflect our current views with respect to future events and financial performance. Such forward looking statements are based on general assumptions and are subject to various risks, uncertainties, and other factors that may cause actual results to differ materially from the views, beliefs and projections expressed in such statements. These risks, uncertainties and other factors include, but are not limited to:
•	Our business and financial results are affected by business and economic conditions, both generally and specifically in the Northcentral Pennsylvania market in which we operate. In particular, our business and financial results may be impacted by:
•	Changes in interest rates and valuations in the debt, equity and other financial markets.
•	Disruptions in the liquidity and other functioning of financial markets, including such disruptions in the market for real estate and other assets commonly securing financial products.
•	Actions by the Federal Reserve Board and other government agencies, including those that impact money supply and market interest rates.
•	Changes in our customers’ and suppliers’ performance in general and their creditworthiness in particular.
•	Changes in customer preferences and behavior, whether as a result of changing business and economic conditions or other factors.
•	Changes resulting from the newly enacted Dodd-Frank Wall Street Reform and Consumer Protection Act and regulation rulemaking yet to occur.
•	A continuation of recent turbulence in significant segments of the United States and global financial markets, particularly if it worsens, could impact our performance, both directly by affecting our revenues and the value of our assets and liabilities and indirectly by affecting our customers and suppliers and the economy generally.
•	Our business and financial performance could be impacted as the financial industry restructures in the current environment by changes in the competitive landscape.
•	Given current economic and financial market conditions, our forward-looking financial statements are subject to the risk that these conditions will be substantially different than we are currently expecting. These statements are based on our current expectations that interest rates will remain low through 2010 with continued wide market credit spreads and our view that national economic trends currently point to a subdued recovery through the end of 2010.
•	Legal and regulatory developments could have an impact on our ability to operate our business or our financial condition or results of operations or our competitive position or reputation. Reputational impacts, in turn, could affect matters such as business generation and retention, our ability to attract and retain management, liquidity and funding. These legal and regulatory developments could include: (a) the unfavorable resolution of legal proceedings or regulatory and other governmental inquiries; (b) increased litigation risk from recent regulatory and other governmental developments; (c) the results of the regulatory examination process, and regulators’ future use of supervisory and enforcement tools; (d) legislative and regulatory reforms, including changes to laws and regulations involving tax, pension, education and mortgage lending, the protection of confidential customer information, and other aspects of the financial institution industry; and (e) changes in accounting policies and principles.
•	Our business and operating results are affected by our ability to identify and effectively manage risks inherent in our businesses, including, where appropriate, through the effective use of third-party insurance and capital management techniques.

•	Our ability to anticipate and respond to technological changes can have an impact on our ability to respond to customer needs and to meet competitive demands.
•	Our ability to implement our business initiatives and strategies could affect our financial performance over the next several years.
•	Competition can have an impact on customer acquisition, growth and retention, as well as on our credit spreads and product pricing, which can affect market share, deposits and revenues.
•	Our business and operating results can also be affected by widespread natural disasters, terrorist activities or international hostilities, either as a result of the impact on the economy and capital and other financial markets generally or on us or on our customers and suppliers.
     The words “believe,” “expect,” “anticipate,” “project” and similar expressions signify forward looking statements. Readers are cautioned not to place undue reliance on any forward looking statements made by or on behalf of us. Any such statement speaks only as of the date the statement was made. We undertake no obligation to update or revise any forward looking statements.
     The following discussion and analysis should be read in conjunction with the detailed information and consolidated financial statements, including notes thereto, included elsewhere in this Form 10-Q. Our consolidated financial condition and results of operations are essentially those of our subsidiary, the Bank. Therefore, the analysis that follows is directed to the performance of the Bank.
RESULTS OF OPERATIONS
NET INTEREST INCOME
2010 vs. 2009
     Tax-equivalent net interest income, as reflected in the following tables, increased $451 thousand to $10.5 million for the six months ended June 30, 2010. Reported tax-equivalent interest income decreased $489 thousand to $14.0 million for the six months ended June 30, 2010. The decrease to interest income was primarily rate driven as maturing and called investment securities re-priced throughout the past year. Tax-equivalent interest income from investment securities decreased $652 thousand for the six months ended June 30, 2010 as compared to 2009 results. Reported interest expense decreased $941 thousand to $3.5 million for the six months ended June 30, 2010. The decrease was primarily rate driven as the average rate paid on interest-bearing liabilities decreased to 1.49 percent for the six months ended June 30, 2010 from 1.98 percent during the same period of 2009.
     Net interest margin decreased to 3.77 percent at June 30, 2010 from 3.84 percent at June 30, 2009. The overall net decrease in margin resulted primarily from the yield on investment securities decreasing 101basis points to 3.71 percent at June 30, 2010. Over the same time period interest-bearing deposits decreased 52 basis points to 1.49 percent while the yield on total borrowings decreased 35 basis points to 1.45 percent at June 30, 2010. A decrease of 161 basis points on the long-term borrowings for the six months ended June 30, 2010 was the primary reason for the yield decrease in the total borrowings as the short-term borrowing yield increased 9 basis points over the same period. The yield decrease on long-term borrowings reflects the maturity and repayment of a $5.0 million FHLB borrowing during the six months ended June 30, 2010. The FHLB borrowing carried a 6.0 annual percentage rate. The yield on interest-earning assets decreased 51 basis points to 5.04 percent for the six months ended June 30, 2010. The yield on total investments decreased 101 basis points to 3.71 percent for the six months ended June 30, 2010.
     The following Average Balance Sheet and Rate Analysis table presents the average assets, actual income or expense and the average yield on assets, liabilities and stockholders’ equity for the six months ended June 30, 2010 and 2009.

AVERAGE BALANCE SHEET AND RATE ANALYSIS
SIX MONTHS ENDED JUNE 30,

	2010			2009
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
(In Thousands)	(1)			(1)
ASSETS:
Tax-exempt loans	$21,051	$671	6.43%	$19,643	$546	5.61%
All other loans	316,710	9,433	6.01%	304,794	9,403	6.22%

Total loans (2)(3)(4)	337,761	10,104	6.03%	324,437	9,949	6.18%

Taxable securities	197,841	3,559	3.60%	182,479	4,264	4.67%
Tax-exempt securitites (3)	10,730	311	5.80%	9,126	258	5.65%

Total securities	208,571	3,870	3.71%	191,605	4,522	4.72%

Federal funds sold	1,250	1	0.16%	7,989	6	0.15%
Interest-bearing deposits	10,896	13	0.24%	667	1	0.30%

Total interest-earning assets	558,478	13,988	5.04%	524,698	14,478	5.55%

Other assets	45,555			43,676

TOTAL ASSETS	$604,033			$568,374

LIABILITIES:
Savings	$61,091	121	0.40%	$56,204	111	0.40%
Now deposits	70,759	50	0.14%	68,076	50	0.15%
Money market deposits	42,596	165	0.78%	44,900	249	1.12%
Time deposits	235,616	2,700	2.31%	225,833	3,523	3.15%

Total deposits	410,062	3,036	1.49%	395,013	3,933	2.01%

Short-term borrowings	50,717	205	0.82%	43,716	159	0.73%
Long-term borrowings	10,983	226	4.15%	10,043	287	5.76%
Junior subordinate debentures	4,640	47	2.04%	4,640	76	3.30%

Total borrowings	66,340	478	1.45%	58,399	522	1.80%

Total interest-bearing liabilities	476,402	3,514	1.49%	453,412	4,455	1.98%

Demand deposits	56,544			50,201
Other liabilities	4,464			2,554
Stockholders’ equity	66,623			62,207

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$604,033			$568,374

Interest rate spread (6)			3.55%			3.57%

Net interest income/margin (5)		$10,474	3.77%		$10,023	3.84%

(1)	Average volume information was compared using daily (or monthly) averages for interest-earning and bearing accounts. Certain balance sheet items utilized quarter-end balances for averages.

(2)	Interest on loans includes fee income.

(3)	Tax exempt interest revenue is shown on a tax-equivalent basis using a statutory federal income tax rate of 34 percent for 2010 and 2009.

(4)	Nonaccrual loans have been included with loans for the purpose of analyzing net interest earnings.

(5)	Net interest margin is computed by dividing annualized net interest income by total interest earning assets.

(6)	Interest rate spread represents the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.

Reconcilement of Taxable Equivalent Net Interest Income
For the Six Months Ended June 30,

(In Thousands)	2010	2009
Total interest income	$13,654	$14,274
Total interest expense	3,514	4,455

Net interest income	10,140	9,819
Tax equivalent adjustment	334	204

Net interest income (fully taxable equivalent)	$10,474	$10,023

Rate/Volume Analysis
     To enhance the understanding of the effects of volumes (the average balance of earning assets and costing liabilities) and average interest rate fluctuations on the balance sheet as it pertains to net interest income, the table below reflects these changes for 2010 versus 2009:

	Six Months Ended June 30,
		2010 vs 2009
	Increase (Decrease)
	Due to
(In Thousands)	Volume	Rate	Net

Interest income:
Loans, tax-exempt	$45	$80	$125
Loans	355	(324)	31
Taxable investment securities	276	(981)	(705)
Tax-exempt investment securities	46	7	53
Federal funds sold	(5)	—	(5)
Interest bearing deposits	12	—	12

Total interest-earning assets	729	(1,218)	(489)

Interest expense:
Savings	10	—	10
NOW deposits	2	(2)	—
Money market deposits	(9)	(75)	(84)
Time deposits	112	(935)	(823)
Short-term borrowings	28	19	47
Long-term borrowings, FHLB	19	(80)	(61)
Junior subordinate debentures	—	(29)	(29)

Total interest-bearing liabilities	162	(1,102)	(940)

Change in net interest income	$567	$(116)	$451

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
     Although management believes that it uses the best information available to make such determinations and that the allowance for loan losses is adequate at June 30, 2010, future adjustments could be necessary if circumstances or economic conditions differ substantially from the assumptions used in making the initial determinations. A downturn in the local economy or employment and delays in receiving financial information from borrowers could result in increased levels of nonperforming assets and charge-offs, increased loan loss provisions and reductions in interest income. Also, as part of the examination process, bank regulatory agencies periodically review the Bank’s loan loss allowance. The bank regulators could require the recognition of additions or reductions to the loan loss allowance based on their judgment of information available to them at the time of their examination.
     The provision for loan losses amounted to $470,000 and $220,000 for the six months ended June 30, 2010 and 2009, respectively. Management concluded the increase of the provision was appropriate considering the gross loan growth experience of $14.3 million, increases in nonperforming assets, and the general downturn in the national economy. Utilizing the resources noted above, management concluded that the allowance for loan losses remains at a level adequate to provide for probable losses inherent in the loan portfolio.
NON-INTEREST INCOME
2010 vs. 2009
     Total non-interest income increased $164,000 or 6.5 percent to $2.7 million for the six months ended June 30, 2010. The service charges and fees increased $49,000 or 5.9 percent to $873,000 for the six months ended June 30, 2010. Gain on sale of loans increased $29,000 or 10.5 percent from $275,000 in 2009 to $304,000 in 2010. Brokerage income increased $55,000 or 51.4 percent from $107,000 in 2009 to $162,000 in 2010. Trust income increased $27,000 or 8.7 percent from $312,000 in 2009 to $339,000 in 2010. Interchange fees increased $60,000 or 17.2 percent from $348,000 in 2009 to $408,000 in 2010. Other non-interest income decreased $123,000 or 24.4 percent from $505,000 in 2009. The decrease primarily resulted from the 2009 recognition of gains from the sale of property and equipment in the amount of $183,000.

	For The Six Months Ended
	June 30, 2010		June 30, 2009		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%

Service charges and fees	$873	32.4%	$824	32.6%	$49	5.9%
Gain on sale of loans	304	11.3	275	10.9	29	10.5
Earnings on bank-owned life insurance	223	8.3	217	8.6	6	2.8
Brokerage	162	6.0	107	4.2	55	51.4
Trust	339	12.6	312	12.3	27	8.7
Investment security losses	—	—	(61)	(2.4)	61	(100.0)
Interchange fees	408	15.2	348	13.8	60	17.2
Other	382	14.2	505	20.0	(123)	(24.4)

Total non-interest income	$2,691	100.0%	$2,527	100.0%	$164	6.5%

NON-INTEREST EXPENSE
2010 vs. 2009
     Total non-interest expense decreased $91,000 thousand or 1.1 percent from $8.1 million in 2009. The net decrease primarily resulted from lower FDIC assessment rates. This decrease was offset by an increase to the health insurance portion of the employee benefits. FDIC assessments decreased $141,000 due to the imposition of the 2009 five basis point special assessment. Employee benefits increased $64,000 or 7.7 percent for the six months ended June 30, 2010 as a result of higher premiums.
     One standard to measure non-interest expense is to express annualized non-interest expense as a percentage of average total assets. As of June 30, 2010 this percentage was 2.64 percent compared to 2.84 percent in 2009.

	For The Six Months Ended
	June 30, 2010		June 30, 2009		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%

Salaries	$3,164	39.5%	$3,144	39.0%	$20	0.6%
Employee benefits	898	11.3	834	10.3	64	7.7
Occupancy	569	7.1	561	6.9	8	1.4
Furniture and equipment	646	8.1	625	7.7	21	3.4
State shares tax	276	3.5	272	3.4	4	1.5
Professional fees	294	3.7	275	3.4	19	6.9
Directors fees	132	1.7	141	1.7	(9)	(6.4)
FDIC assessments	297	3.7	438	5.4	(141)	(32.2)
Telecommunications	177	2.2	179	2.2	(2)	(1.1)
Amortization of core deposit intangible	302	3.8	336	4.2	(34)	(10.1)
Automated teller machine and interchange	268	3.4	242	3.0	26	10.7
Other	958	12.0	1,025	12.8	(67)	(6.5)

Total non-interest expense	$7,981	100.0%	$8,072	100.0%	$(91)	(1.1)%

FINANCIAL CONDITION
     Consolidated assets at June 30, 2010 were $611.6 million which represented an increase of $9.1 million from $602.5 million at December 31, 2009.
     Gross loans increased 4.3 percent from $330.5 million at December 31, 2009 to $344.8 million at June 30, 2010.
     The loan-to-deposit ratio is a key measurement of liquidity. Our loan-to-deposit ratio increased during 2010 to 73.1 percent compared to 71.5 percent at December 31, 2009.
INVESTMENTS
     All of our securities are available-for-sale and are carried at estimated fair value. Available-for-sale securities are reported on the consolidated balance sheet at fair value with an offsetting adjustment to deferred taxes. The possibility of material price volatility in a changing interest rate environment is offset by the availability to the bank of restructuring the portfolio for gap positioning at any time through the securities classified as available-for-sale. As reflected in the Consolidated Statements of Changes in Stockholders’ Equity, the impact of the fair value accounting was an unrealized gain, net of tax, on June 30, 2010 of $3,101,000 compared to an unrealized gain, net of tax, on December 31, 2009 of $2,523,000, which represents an unrealized gain, net of tax, of $578,000 for the six months ended June 30, 2010. The following table shows the amortized cost and estimated fair value of the investment securities as of the dates shown:

	June 30, 2010
		Estimated
	Amortized	Fair
(In Thousands)	Cost	Value
Obligation of U.S.Government Corporations and Agencies:
Mortgage-backed	$117,803	$122,200
Other	62,031	62,560
Obligations of state and political subdivisions	10,249	10,389

Total debt securities	190,083	195,149
Marketable equity securities	2,172	1,804

Total investment securities AFS	$192,255	$196,953

	December 31, 2009
		Estimated
	Amortized	Fair
(In Thousands)	Cost	Value
Obligation of U.S. Government Corporations and Agencies:
Mortgage-backed	$134,762	$138,856
Other	68,323	68,339
Obligations of state and political subdivisions	11,265	11,374

Total debt securities	214,350	218,569
Marketable equity securities	2,093	1,697

Total investment securities AFS	$216,443	$220,266

LOANS
     The loan portfolio increased 4.3 percent from $330.5 million at December 31, 2009 to $344.8 million at June 30, 2010. The percentage distribution in the loan portfolio was 79.0 percent in real estate loans at $272.1 million; 12.8 percent in commercial loans at $44.3 million; 2.2 percent in consumer loans at $7.5 million; and 6.0 percent in tax exempt loans at $20.1 million.
     The following table presents the breakdown of loans by type as of the date indicated:

			Change
(In Thousands)	June 30, 2010	December 31, 2009	Amount	%
Commercial, financial and agricultural	$44,307	$37,642	$6,665	17.7%
Tax-exempt	20,797	18,055	2,742	15.2
Real estate	251,480	253,463	(1,983)	(0.8)
Real estate construction	20,594	13,526	7,068	52.3
Installment loans to individuals	7,480	7,725	(245)	(3.2)
Add (deduct): Unearned discount	(10)	(15)	5	(33.3)
Unamortized loan costs, net of fees	156	93	63	67.7

Gross loans	$344,804	$330,489	$14,315	4.3%

     The following table presents the percentage distribution of loans by category as of the date indicated:

	June 30, 2010	December 31, 2009
Commercial, financial and agricultural	12.8%	11.4%
Tax-exempt	6.0	5.5
Real estate	73.0	76.7
Real estate construction	6.0	4.1
Installment loans to individuals	2.2	2.3

Gross loans	100.0%	100.0%

ALLOWANCE FOR LOAN LOSSES
     The allowance for loan losses was $4.2 million at June 30, 2010, compared to $3.8 million at June 30, 2009. This allowance equaled 1.21 percent and 1.15 percent of total loans, net of unearned income, as of June 30, 2010 and 2009, respectively. The loan loss reserve is analyzed quarterly and reviewed by the Bank’s Board of Directors. No concentration or apparent deterioration in classes of loans or pledged collateral was evident. Regular loan meetings with the Bank’s Director Loan Committee reviewed new loans. Delinquent loans, loan exceptions and certain large loans are addressed by the full Board no less than monthly to determine compliance with policies. Allowance for loan losses was considered adequate based on delinquency trends and actual loans written as it relates to the loan portfolio.

     The following table presents a summary of the Bank’s loan loss experience as of the dates indicated:

	For the Six Months Ended June 30,
(In Thousands)	2010	2009
Average Loans Outstanding during the period	$337,761	$324,437

Balance, beginning of year	$4,210	$3,758
Provision charged to operations	470	220

Loans charged off:
Commercial, financial, and agricultural	(4)	(220)
Real estate mortgages	(535)	—
Installment loans to indiviuals	(18)	(13)

Recoveries:
Commercial, financial, and agricultural	32	—
Real estate mortgages	11	8
Installment loans to indiviuals	9	9

Balance, end of period	$4,175	$3,762

Ratio of net charge-offs to Average loans outstanding during the period	0.15%	0.07%

NON-PERFORMING LOANS
     As of June 30, 2010, loans past due totaled $6.5 million compared to $1.7 million at December 31, 2009. The increase resulted primarily from one significant customer relationship. Non-accrual loans totaled $3.7 million at June 30, 2010 and $4.4 million at December 31, 2009.
     The following table presents past due and non-accrual loans by loan type and in summary as of the dates indicated:

(In Thousands)	June 30, 2010	December 31, 2009
Commercial, financial and agricultural
Days 30-89	$299	$14
Days 90 plus	107	—
Non-accrual	42	145
Real estate
Days 30-89	6,082	1,632
Days 90 plus	—	—
Non-accrual	3,667	4,216
Installment loans to individuals
Days 30-89	58	49
Days 90 plus	—	—
Non-accrual	3	—

	$10,258	$6,056

Days 30-89	$6,439	$1,695
Days 90 plus	107	—
Non-accrual	3,712	4,361

	$10,258	$6,056

Restructured loans still accruing	$321	$323

Other real estate owned	$—	$29

DEPOSITS
     Total average deposits increased by 3.9 percent from $449.0 million at December 31, 2009 to $467 million at June 30, 2010. Savings deposits increased 8.1 percent to $61.1 million at June 30, 2010 from $56.5 million at December 31, 2009. Money market deposits decreased 3.0 percent to $42.6 million as of June 30, 2010 from $43.9 million as of December 31, 2009. Interest bearing NOW accounts increased 3.1 percent from $68.7 million at December 31, 2009 to $70.8 million at June 30, 2010.
     The average balances and average rate paid on deposits are summarized as follows:

	June 30, 2010		December 31, 2009
		Average		Average	Change
(In Thousands)	Balance	Rate	Balance	Rate	Amount	%

Non-interest bearing	$56,544	—%	$51,908	—%	$4,636	8.9%
Savings	61,091	0.40	56,493	0.40	4,598	8.1
Now deposits	70,759	0.14	68,650	0.15	2,109	3.1
Money market deposits	42,596	0.78	43,906	1.03	(1,310)	(3.0)
Time deposits	235,616	2.31	228,005	2.94	7,611	3.3

Total deposits	$466,606	1.31%	$448,962	1.67%	$17,644	3.9%

BORROWED FUNDS
     Average short-term borrowings, including securities sold under agreements to repurchase and day-to-day FHLB — Pittsburgh borrowings increased 3.9 percent from $48.8 million at December 31, 2009 to $50.7 million at June 30, 2010. Average long-term borrowings decreased $1.5 million from $12.5 million at December 31, 2009 to $11.0 million at June 30, 2010.
     The average balances are summarized as follows:

	June 30, 2010		December 31, 2009		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%

Short-term borrowings:
Securities sold under agreement to repurchase	$48,585	73.2%	$47,873	72.6%	$712	1.5%
Short-term borrowings, FHLB	1,559	2.4	352	0.5	1,207	342.9
U.S. Treasury tax and loan notes	573	0.9	601	0.9	(28)	(4.7)

Total short-term borrowings	50,717	76.5%	48,826	74.0%	1,891	3.9
Long-term borrowings, FHLB	10,983	16.6	12,492	18.9	(1,509)	(12.1)
Junior subordinate debentures	4,640	7.0	4,640	7.0	—	—

Total borrowed funds	$66,340	100.0%	$65,958	100.0%	$382	0.6%

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
     As of June 30, 2010, the Bank was categorized as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios.
     Our actual consolidated capital amounts and ratios as of June 30, 2010 and December 31, 2009 are in the following table:

	2010		2009
(In Thousands)	Amount	Ratio	Amount	Ratio
Total Capital
(to Risk-weighted Assets)

Actual	$62,242	17.6%	$60,322	17.6%
For Capital Adequacy Purposes	28,330	8.0	27,394	8.0
To Be Well-Capitalized	35,412	10.0	34,243	10.0

Tier I Capital
(to Risk-weighted Assets)

Actual	$58,057	16.4%	$56,102	16.4%
For Capital Adequacy Purposes	14,164	4.0	13,697	4.0
To Be Well-Capitalized	21,247	6.0	20,546	6.0

Tier I Capital
(to Average Assets)

Actual	$58,057	9.8%	$56,102	9.8%
For Capital Adequacy Purposes	23,745	4.0	22,861	4.0
To Be Well-Capitalized	29,682	5.0	28,577	5.0
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
     At June 30, 2010, our cumulative gap positions and the potential earnings change resulting from a 300 basis point change in rates were both within the internal risk management guidelines.
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
     The CEO and CFO have evaluated the changes to our internal controls over financial reporting that occurred during our fiscal Quarter Ended June 30, 2010, as required by paragraph (d) Rules 13a — 15 and 15d — 15 under the Securities Exchange Act of 1934, as amended, and have concluded that there were no changes that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
PART II Other Information
Item 1. Legal Proceedings
     Management and the Corporation’s legal counsel are not aware of any litigation that would have a material adverse effect on the consolidated financial position of the Corporation. There are no proceedings pending other than the ordinary routine litigation incident to the business of the Corporation and its subsidiary, First Columbia Bank & Trust Co. In addition, no material proceedings are pending or are known to be threatened or contemplated against the Corporation and the Bank by government authorities.
Item 1A. Risk Factors
     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1.A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition or future results. At June 30, 2010 the risk factors of the Corporation have not changed materially from those in our Annual Report on Form 10-K, except as set forth below. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
     The Dodd-Frank Wall Street Reform and consumer Protection Act may affect our financial condition, results of operations, liquidity and stock price.
     On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was signed into law. The Dodd-Frank Act includes provisions affecting large and small financial institutions, including several provisions that will profoundly affect how community banks and bank holding companies will be regulated in the future. Among other things, these provision relax rules regarding interstate branching, allow financial institutions to pay interest on business checking accounts, change the scope of federal deposit insurance coverage, and impose new capital requirements on bank holding companies. In addition, there is significant uncertainty about the full impact of the Dodd-Frank Act because many of its provision require subsequent regulatory rule making.
     The Dodd-Frank Act establishes the Bureau of Consumer financial Protection as an independent entity within the Federal Reserve, which will be given authority to promulgate consumer protection regulations applicable to all entities offering financial services or products, including banks. Additionally, the Dodd-Frank Act includes a series of provisions covering mortgage loan origination standards affecting, among other things, originator compensation, minimum repayment standards, and pre-payments.
     The Dodd-Frank Act contains numerous other provisions affecting financial institutions of all types, many of which may have an impact on the company’s operating environment in substantial and unpredictable ways. Consequently, the Dodd-Frank Act is likely to affect our cost of doing business, it may limit or expand the activities in which the Company permissibly may engage, and it may affect the competitive balance within the company’s industry and market areas.
     The Dodd-Frank Act and the regulations to be adopted thereunder are expected to subject the company and other financial institutions to additional restrictions, oversight and costs that may have an adverse impact on its business, financial condition, results of operations or the price of the Company’s common stock and the Company’s ability to continue to conduct business consistent with historical practices.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

	Total	Average	Total Number of	Maximum Number (or
	Number of	Price Paid	Shares (or Units)	Approximate Dollar Value)
	Shares (or	per Share	Purchased as Part of	of Shares (or Units) that
	Units)	(or Units)	Publicly Announced	May Yet Be Purchased
Period	Purchased	Purchased	Plans or Programs (1)	Under the Plans or Programs
Month #1 (April 1 — April 30, 2010)	—		—	160,000
Month #2 (May 1 — May 31, 2010)	5,500	$26.75	5,500	154,500
Month #3 (June 1 — June 30, 2010)	—		—	154,500

(1)	This program was announced in 2009 and represents the third buy-back program. The Board of Directors approved the purchase of 200,000 shares. There was no expiration date associated with this program.
     The Corporation did not sell any unregistered securities during the quarter ended June 30, 2010.
Item 3. Defaults Upon Senior Securities
     Not applicable.
Item 5. Other Information
     None
Item 6. Exhibits

3.1.1	Amended and Restated Articles of Incorporation-incorporated by reference to Registrant’s Current Report on Form 8-K, dated May 9, 2005, filed with the Commission on May 10, 2005.

3.2	Amended Bylaws-incorporated by reference to Registrant’s Annual Report on Form 10-K, filed with the commission on March 26, 2010.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32	Section 906 Certification of Principal Executive Officer and Principal Financial Officer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report on Form 10-Q for the period ended June 30, 2010, to be signed on its behalf by the undersigned thereunto duly authorized.

CCFNB BANCORP, INC. (Registrant)
By	/s/ Lance O. Diehl
Lance O. Diehl
President and CEO (Principal Executive Officer)
Date: August 12, 2010

By	/s/ Jeffrey T. Arnold
Jeffrey T. Arnold, CPA, CIA
Chief Financial Officer and Treasurer (Principal Financial Officer)
Date: August 12, 2010