Form 10-Q
period 2010-09-30
CCFNB BANCORP INC
filed 2010-11-12
CIK 731122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010.
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
Yes ☐ No ☑
On October 29, 2010, there were 2,222,005 shares of the Registrant’s common stock outstanding, par value $1.25.

CCFNB Bancorp, Inc. and Subsidiary
Index to Quarterly Report on Form 10-Q

PART I Financial Information
Item 1. Financial Statements
CCFNB Bancorp, Inc.
Consolidated Balance Sheets

	(Unaudited)
	September 30,	December 31,
(In Thousands)	2010	2009

ASSETS
Cash and due from banks	$9,306	$10,751
Interest-bearing deposits in other banks	18,619	116
Federal funds sold	3,108	592

Total cash and cash equivalents	31,033	11,459

Investment securities, available for sale, at fair value	204,063	220,266
Restricted securities, at cost	3,168	2,984
Loans, net of unearned income	340,307	330,489
Less: Allowance for loan losses	4,574	4,210

Loans, net	335,733	326,279
Premises and equipment, net	12,280	12,583
Accrued interest receivable	1,891	2,006
Cash surrender value of bank-owned life insurance	11,822	11,440
Investment in limited partnerships	1,648	687
Intangible Assets:
Core deposit	2,326	2,768
Goodwill	7,937	7,937
Prepaid FDIC assessment	1,628	2,037
Other assets	2,259	2,043

TOTAL ASSETS	$615,788	$602,489

LIABILITIES
Interest-bearing deposits	$408,790	$406,554
Noninterest-bearing deposits	62,133	55,734

Total deposits	470,923	462,288

Short-term borrowings	62,517	51,997
Long-term borrowings	6,124	15,128
Junior subordinate debentures	4,640	4,640
Accrued interest payable	674	859
Other liabilities	3,159	2,491

TOTAL LIABILITIES	548,037	537,403

STOCKHOLDERS’ EQUITY
Common stock, par value $1.25 per share; authorized 5,000,000 shares; issued 2,283,005 shares in 2010 and 2,270,850 shares in 2009	2,854	2,838
Surplus	27,854	27,539
Retained earnings	35,646	32,723
Accumulated other comprehensive income	2,840	2,523
Treasury stock, at cost; 56,000 shares in 2010 and 22,500 shares in 2009	(1,443)	(537)

TOTAL STOCKHOLDERS’ EQUITY	67,751	65,086

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$615,788	$602,489

See accompanying notes to unaudited consolidated financial statements.

CCFNB Bancorp, Inc.
Consolidated Statements of Income
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In Thousands, Except Per Share Data)	2010	2009	2010	2009
INTEREST AND DIVIDEND INCOME
Interest and fees on loans:
Taxable	$4,648	$4,682	$14,081	$14,086
Tax-exempt	251	215	694	622
Interest and dividends on investment securities:
Taxable	1,604	1,968	5,142	6,195
Tax-exempt	97	123	302	315
Dividend and other interest income	10	11	31	48
Federal funds sold	—	5	1	11
Deposits in other banks	14	—	27	1

TOTAL INTEREST AND DIVIDEND INCOME	6,624	7,004	20,278	21,278

INTEREST EXPENSE
Deposits	1,421	1,842	4,457	5,775
Short-term borrowings	105	95	310	254
Long-term borrowings	84	175	310	462
Junior subordinate debentures	27	28	74	104

TOTAL INTEREST EXPENSE	1,637	2,140	5,151	6,595

NET INTEREST INCOME	4,987	4,864	15,127	14,683

PROVISION FOR LOAN LOSSES	400	310	870	530

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,587	4,554	14,257	14,153

NON-INTEREST INCOME
Service charges and fees	455	427	1,328	1,251
Gain on sale of loans	454	134	758	409
Earnings on bank-owned life insurance	102	107	325	324
Brokerage	84	83	246	190
Trust	168	150	507	462
Investment security losses	—	(10)	—	(71)
Interchange fees	216	193	624	541
Other	304	202	686	707

TOTAL NON-INTEREST INCOME	1,783	1,286	4,474	3,813

NON -INTEREST EXPENSE
Salaries	1,627	1,632	4,791	4,776
Employee benefits	526	424	1,424	1,322
Occupancy	267	249	836	810
Furniture and equipment	356	319	1,002	944
State shares tax	142	128	418	400
Professional fees	173	172	467	447
Director’s fees	71	74	203	215
FDIC assessments	163	105	460	543
Telecommunications	98	84	275	263
Amortization of core deposit intangible	140	156	442	492
Automated teller machine and interchange	144	135	412	377
Other	420	438	1,378	1,399

TOTAL NON-INTEREST EXPENSE	4,127	3,916	12,108	11,988

INCOME BEFORE IN COME TAX PROVISION	2,243	1,924	6,623	5,978
INCOME TAX PROVISION	557	463	1,736	1,423

NET INCOME	$1,686	$1,461	$4,887	$4,555

EARNINGS PER SHARE	$0.76	$0.65	$2.19	$2.02

CASH DIVIDENDS PER SHARE	$0.30	$0.27	$0.88	$0.75

WEIGHTED AVERAGE SHARES OUTSTANDING	2,228,836	2,252,039	2,235,114	2,253,872

See accompanying notes to the unaudited consolidated financial statements.

CCFNB Bancorp, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

					Accumulated
	Common				Other		Total
	Stock			Retained	Comprehensive	Treasury	Stockholders’
(In Thousands Except Per Share Data)	Shares	Amount	Surplus	Earnngs	Income	Stock	Equity
Balance, December 31, 2008	2,253,080	$2,816	$27,173	$29,164	$1,622	$—	$60,775
Comprehensive Income:
Net income				4,555			4,555
Change in net unrealized gain on investment securities available-for-sale, net of reclassification adjustment and tax effects.					1,142		1,142

Total comprehensive income							5,697

Common stock issuance under dividend reinvestment and stock purchase plans	13,900	18	265				283
Recognition of employee stock purchase plan expense			5				5
Purchase of treasury stock (12,500 shares)						(273)	(273)
Cash dividends, ($0.75 per share)				(1,689)			(1,689)

Balance, September 30, 2009	2,266,980	$2,834	$27,443	$32,030	$2,764	$(273)	$64,798

Balance, December 31, 2009	2,270,850	$2,838	$27,539	$32,723	$2,523	$(537)	$65,086
Comprehensive Income:
Net income				4,887			4,887
Change in net unrealized gain on investment securities available-for-sale, net of reclassification adjustment and tax effects.					317		317

Total comprehensive income							5,204

Common stock issuance under dividend reinvestment and stock purchase plans	12,155	16	312				328
Recognition of employee stock purchase plan expense			3				3
Purchase of treasury stock (33,500 shares)						(906)	(906)
Cash dividends, ($0.88 per share)				(1,964)			(1,964)

Balance, September 30, 2010	2,283,005	$2,854	$27,854	$35,646	$2,840	$(1,443)	$67,751

See accompanying notes to the unaudited consolidated financial statements.

CCFNB Bancorp, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	For The Nine Months Ended September 30,
(In Thousands)	2010	2009
OPERATING ACTIVITIES
Net income	$4,887	$4,555
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	870	530
Depreciation and amortization of premises and equipment	709	766
Amortization and accretion on investment securities	663	404
Impairment loss on securities	—	71
Gain on sale of premises and equipment	—	(185)
Deferred income taxes (benefit) provision	(260)	119
Gain on sale of loans	(758)	(547)
Proceeds from sale of mortgage loans	31,058	22,638
Originations of mortgage loans held for resale	(31,482)	(22,891)
Loss on sale of other real estate	11	81
Amortization of intangibles and invesment in limited partnerships	565	610
Decrease in accrued interest receivable	115	299
Increases in cash surrender value of bank-owned life insurance	(382)	(376)
Decrease in accrued interest payable	(185)	(168)
Other, net	604	(1,482)

Net cash provided by operating activities	6,415	4,424

INVESTING ACTIVITIES
Investment securities available for sale:
Purchases	(74,870)	(91,271)
Proceeds from sales, maturities and redemptions	91,218	71,340
Proceeds from redemption of restricted securities	—	—
Purchase of restricted securities	(184)	(817)
Net increase in loans	(9,442)	(11,017)
Proceeds from sale of premises and equipment	—	1,294
Proceeds from sale of other real estate owned	318	343
Purchase of investment in limited partnership	(1,084)	—
Acquisition of premi ses and equipment	(406)	(1,329)

Net cash provided by (used for) investing activities	5,550	(31,457)

FINANCING ACTIVITIES
Net increase in deposits	8,635	8,349
Net decrease in short-term borrowings	10,520	6,533
Proceeds from long-term borrowings	—	6,000
Repayment of long-term borrowings	(9,004)	(4)
Acquisition of treasury stock	(906)	(273)
Proceeds from issuance of common stock	328	283
Cash dividends paid	(1,964)	(1,689)

Net cash provided by financing activities	7,609	19,199

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	19,574	(7,834)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	11,459	15,485

CASH AND CASH EQUIVALENTS, END OF PERIOD	$31,033	$7,651

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest paid	$5,336	$6,763
Income taxes paid	1,816	1,419
Loans transferred to other real estate owned	300	432
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
     Procuring deposits and making loans are the major lines of business. The deposits are mainly deposits of individuals, small businesses, and public funds and include various types of checking accounts, savings accounts, money market accounts, interest checking accounts, individual retirement accounts, and certificates of deposit. The Bank also offers non-insured “repo sweep” accounts. Lending products include commercial, tax-exempt, consumer, and mortgage loans. The trust services, trading under the name of B.B.C.T.,Co. include administration of various estates, pension plans, self-directed IRA’s and other services. A third-party brokerage arrangement is also resident in the Lightstreet branch. This investment center offers a full line of stocks, bonds and other non-insured financial services.
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
RESTRICTED SECURITIES
     Restricted equity securities consist of stock in the Federal Home Loan Bank of Pittsburgh (“FHLB — Pittsburgh”), and Atlantic Central Bankers Bank (“ACBB”) and do not have a readily determinable fair value because their ownership is restricted, and they can be sold back only to the FHLB-Pittsburgh, ACBB or to another member institution. Therefore, these securities are classified as restricted equity investment securities, carried at cost, and evaluated for impairment. At September 30, 2010, the Corporation held $3,133,000 in stock of the FHLB-Pittsburgh and $35,000 in stock of ACBB. At December 31, 2009, the Corporation held $2,949,000 in stock of FHLB-Pittsburgh and $35,000 in stock of ACBB.
     The Corporation evaluated its holding of restricted stock for impairment and deemed the stock to not be impaired due to the expected recoverability of par value, which equals the value reflected within the Corporation’s financial statements. The decision was based on several items ranging from the estimated true economic losses embedded within FHLB’s mortgage portfolio to the FHLB’s liquidity position and credit rating. The Corporation utilizes the impairment framework outlined in GAAP to evaluate stock for impairment. The following factors were evaluated to determine the ultimate recoverability of the par value of the Corporation’s restricted stock holdings; (i) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted; (ii) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB; (iii) the impact of legislative and regulatory changes on the institutions and, accordingly, on the customer base of the FHLB; (iv) the liquidity position of the FHLB; and (v) whether a decline is temporary or whether it affects the ultimate recoverability of the FHLB stock based on (a) the materiality of the carrying amount to the member institution and (b) whether an assessment of the institution’s operational needs for the foreseeable future allow management to dispose of the stock. Based on the analysis of these factors, the Corporation determined that its holding of restricted stock was not impaired at September 30, 2010 and December 31, 2009.
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
     Non-Accrual Loans — Generally, a loan is classified as non-accrual, with the accrual of interest on such a loan discontinued when the contractual payment of principal or interest has become 90-days past due or management has serious doubts about further collectibility of principal or interest, even if the loan may be currently performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well-secured. When a loan is placed on non-accrual status, unpaid interest credited to income in the current year is reversed, and unpaid interest accrued in prior years is charged against the allowance for loan losses. Certain non-accrual loans may continue to perform wherein payments are still being received with those payments generally applied to principal. Non-accrual loans remain under constant scrutiny and if performance continues, interest income may be recorded on a cash basis based on management’s judgment as to collectibility of principal.
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
JUNIOR SUBORDINATE DEBENTURES
     During 2006, CFC issued $4,640,000 in junior debentures due December 15, 2036 to Columbia Financial Statutory Trust I (Trust). On July 18, 2008, the Corporation became the successor to CFC and to this Trust, respectively. The Corporation owns all of the $140,000 in common equity of the Trust and the debentures are the sole asset of the Trust. The Trust, a wholly-owned unconsolidated subsidiary of the Corporation, issued $4,500,000 of floating-rate trust capital securities in a non-public offering in reliance on Section 4 (2) of the Securities Act of 1933. The floating-rate capital securities provide for quarterly distributions at a variable annual coupon rate, reset quarterly, based on the 3-month LIBOR plus 1.75%. The coupon rate was 2.04% at September 30, 2010. The securities are callable by the Corporation, subject to any required regulatory approval, at par, after five years. The Corporation unconditionally guarantees the trust capital securities. The terms of the junior subordinated debentures and the common equity of the trust mirror the terms of the trust capital securities issued by the Trust.
INTANGIBLE ASSETS — GOODWILL
     Goodwill represents the excess of the purchase price over the fair market value of net assets acquired. The Corporation has recorded net goodwill of $7,937,000 at September 30, 2010 and December 31, 2009 related to the 2008 acquisition of Columbia Financial Corporation and its subsidiary, First Columbia Bank & Trust Co. In accordance with current accounting standards, goodwill is not amortized. Management performs an annual evaluation for impairment. Any impairment of goodwill results in a charge to income. The Corporation periodically assesses whether events or changes in circumstances indicate that the carrying amounts of goodwill and other intangible assets may be impaired. Goodwill is tested for impairment at the reporting unit level and an impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. The Company employs general industry practices in evaluating the impairment of its goodwill and other intangible assets. The Company calculates the value of goodwill using a combination of the following valuation methods: dividend discount analysis under the income approach, which calculates the present value of all excess cash flows plus the present value of a terminal value, the price/earnings multiple under the market approach and the change in control premium to market price approach. Based upon these reviews, management determined there was no impairment of goodwill during 2009. No assurance can be given that future impairment tests will not result in a charge to earnings.
INTANGIBLE ASSETS — CORE DEPOSIT
     The Corporation has an amortizable intangible asset related to the deposit premium paid for the acquisition of Columbia Financial Corporation’s subsidiary, First Columbia Bank & Trust Co. This intangible asset is being amortized on a sum of the year’s digits method over 10 years and has a carrying value of $2,326,000 as of September 30, 2010. At December 31, 2009, the intangible asset had a carrying value of $2,768,000. The recoverability of the carrying value is evaluated on an ongoing basis, and permanent declines in value, if any, are charged to expense. Amortization of the core deposit intangible amounted to $442,000 and $336,000 for the nine months ended September 30, 2010 and 2009, respectively.
The estimated amortization expense of the core deposit intangible over its remaining life is as follows:

For the Year Ended:
Remainder of 2010	$134,000
2011	509,000
2012	442,000
2013	374,000
2014	308,000
Thereafter	559,000

Total	$2,326,000

OTHER REAL ESTATE OWNED
     Real estate properties acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value on the date of foreclosure establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less cost to sell and is included in other assets. Revenues derived from and costs to maintain the assets and subsequent gains and losses on sales are included in other non-interest income and expense. The amount of other real estate owned was $0 and $29,000 as of September 30, 2010 and December 31, 2009, respectively and is included in other assets in the accompanying consolidated balance sheets.
BANK OWNED LIFE INSURANCE
     The Corporation invests in Bank Owned Life Insurance (BOLI). Purchase of BOLI provides life insurance coverage on certain present and retired employees and Directors with the Corporation being owner and primary beneficiary of the policies.
INVESTMENTS IN LIMITED PARTNERSHIPS
     The Corporation is a limited partner in four partnerships at September 30, 2010 that provide low income housing in the Corporation’s geographic market area. The investments are accounted for under the effective yield method. Under the effective yield method, the Corporation recognizes tax credits as they are allocated and amortizes the initial cost of the investment to provide a constant effective yield over the period that the tax credits are allocated to the Corporation. Under this method, the tax credits allocated, net of any amortization of the investment in the limited partnerships, are recognized in the consolidated statements of income as a component of income tax expense. The amount of tax credits allocated to the Corporation were $140,000 and the amortization of the investments in limited partnerships was $123,000 and $119,000 for the nine months ended September 30, 2010 and 2009, respectively. The carrying value of the Corporation’s investments in limited partnerships was $1,648,000 and $687,000 at September 30, 2010 and December 31, 2009, respectively. During 2010, the Corporation purchased an interest in a low income housing partnership in the amount of $1,084,000.
INVESTMENT IN INSURANCE AGENCY
     The Corporation owns a 50 percent interest in a local insurance agency, a corporation organized under the laws of the Commonwealth of Pennsylvania. The income or loss from this investment is accounted for under the equity method of accounting. The carrying value of this investment as of September 30, 2010 and December 31, 2009 was $232,000, and is included in other assets in the accompanying consolidated balance sheets.
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
ADVERTISING COSTS
     It is the Corporation’s policy to expense advertising costs in the period in which they are incurred Advertising expense for the nine months ended September 30, 2010 and 2009, was $163,000 and $135,000, respectively.
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
RECLASSIFICATIONS
     Certain amounts in the consolidated financial statements of the prior periods have been reclassified to conform to presentations used in the 2010 consolidated financial statements. Such reclassifications had no effect on the Corporation’s consolidated financial condition or net income.
2. INVESTMENT SECURITIES AVAILABLE-FOR-SALE
     The amortized cost, related estimated fair value, and unrealized gains and losses for investment securities were as follows at September 30, 2010 and December 31, 2009:

	September 30, 2010
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Obligation of U.S.Government Corporations and Agencies:
Mortgage-backed	$128,725	$3,981	$(99)	$132,607
Other	58,524	463	—	58,987

Obligations of state and political subdivisions	10,339	297	—	10,636

Total debt securities	197,588	4,741	(99)	202,230
Marketable equity securities	2,172	48	(387)	1,833

Total investment securities AFS	$199,760	$4,789	$(486)	$204,063

	December 31, 2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Obligation of U.S. Government Corporations and Agencies:
Mortgage-backed	$134,762	$4,212	$(118)	$138,856
Other	68,323	421	(405)	68,339
Obligations of state and political subdivisions	11,265	116	(7)	11,374

Total debt securities	214,350	4,749	(530)	218,569
Marketable equity securities	2,093	41	(437)	1,697

Total investment securities AFS	$216,443	$4,790	$(967)	$220,266

     The amortized cost and estimated fair value of investment securities, by expected maturity, are shown below at September 30, 2010. Expected maturities on debt securities will differ from contractual maturities, because some borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Other securities and marketable equity securities are not considered to have defined maturities and are included in the “Due after ten years” category:

			Weighted
	Amortized	Estimated	Average
(In Thousands)	Cost	Fair Value	Yield
Due in one year or less	$2,113	$2,146	3.68%
Due after one year to five years	47,159	47,455	2.00%
Due after five years to ten years	27,631	28,361	3.78%
Due after ten years	122,857	126,101	3.99%

Total	$199,760	$204,063

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
     The following summary shows the gross unrealized losses and fair value, aggregated by investment category of those individual securities that have been in a continuous unrealized loss position for less than or more than 12 months as of September 30, 2010 and December 31, 2009:

	September 30, 2010
	Less than Twelve Months		Twelve Months or Greater		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	$11,656	$99	$—	$—	$11,656	$99
Other	—	—	—	—	—	—
Obligations of state and political subdivisions	—	—	—	—	—	—

Total debt securities	11,656	99	—	—	11,656	99
Equity securities	548	36	782	351	1,330	387

Total	$12,204	$135	$782	$351	$12,986	$486

	December 31, 2009
	Less than Twelve Months		Twelve Months or Greater		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
Obligations of U.S. Government Corp orations and Agencies:
Mortgage-backed	$8,105	$117	$51	$1	$8,156	$118
Other	28,876	405	—	—	28,876	405
Obligations of state and political subdivisions	1,856	7	—	—	1,856	7

Total debt securities	38,837	529	51	1	38,888	530
Equity securities	366	159	806	278	1,172	437

Total	$39,203	$688	$857	$279	$40,060	$967

     At September 30, 2010, the Corporation had a total of 262 individual debt securities and 45 individual equity security positions. At September 30, 2010, there were a total of 9 individual debt securities and 21 individual equity securities that were in a continuous unrealized loss position for less than twelve months. At September 30, 2010, there were no debt securities and a total of 13 individual equity securities in a continuous loss position for greater than twelve months.
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
     The Corporation’s marketable equity securities consist of common stock positions in various Commercial Banks, Savings and Loans/Thrifts, and Diversified Financial Service Corporations varying in asset size and geographic region. The Corporation’s equity securities represent less than 1 percent of the total available for sale investments as of September 30, 2010. The following tables display the Corporation’s holdings of these securities by asset size and geographic region as of September 30, 2010:

	September 30, 2010
(In Thousands)		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
Asset size($)	Cost	Gains	Losses	Value

Under $1 Billion	$493	$20	$(73)	$440
$1 to $5 Billion	213	2	(31)	184
$6 to $100 billion	780	22	(199)	603
Over $100 Billion	686	4	(84)	606

	$2,172	$48	$(387)	$1,833

	September 30, 2010
(In Thousands)		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
Geographic Region	Cost	Gains	Losses	Value

Eastern U.S.	$1,082	$33	$(200)	$915
Southeastern U.S.	110	—	(14)	96
Western U.S.	53	—	(7)	46
National	927	15	(166)	776

	$2,172	$48	$(387)	$1,833

     The fair market value of the equity securities tends to fluctuate with the overall equity markets as well as the trends specific to the financial industry. The equity securities portfolio is reviewed in a similar manner as that of the debt securities with greater emphasis placed on the length of time the market value has been less than the carrying value and the financial sector outlook. The Corporation also reviews dividend payment activities, levels of non performing assets and loan loss reserves, and whether or not the issuer is participating in the TARP Capital Purchase Program. The starting point for the equity analysis is the length and severity of market value decline. The Corporation and an independent consultant monitor the entire portfolio monthly with particular attention given to securities in a continuous loss position of at least ten percent for over twelve months. The Corporation evaluated the near-term prospects of the issuer in relation to the severity and duration of the market value decline as well as the other attributes listed above. Based on that evaluation and the Corporation’s ability and intent to hold these equity securities for a reasonable period of time sufficient for a forecasted recovery of fair value, the Corporation does not consider these equity securities to be other-than-temporarily impaired at September 30, 2010.
3. ALLOWANCE FOR LOAN LOSSES
     Changes in the allowance for loan losses for the nine months ended September 30, 2010 and 2009 were as follows:

(In Thousands)	2010	2009

Balance, beginning of year	$4,210	$3,758
Provision charged to operations	870	530
Loans charged off	(569)	(375)
Recoveries	63	21

Balance, September 30,	$4,574	$3,934

     As of September 30, 2010, the total recorded investment in loans that are considered to be impaired was $4,562,000. These impaired loans had a related allowance for loan losses of $618,000. No additional charge to operations was required to provide for the impaired loans since the total allowance for loan losses is estimated by management to be adequate to provide for the estimated loan loss as of September 30, 2010.
4. SHORT-TERM BORROWINGS
     Securities sold under agreements to repurchase and Federal Home Loan Bank advances generally represented overnight or less than 30-day borrowings. U.S. Treasury tax and loan notes for collections made by the Bank were payable on demand.
5. LONG-TERM BORROWINGS
     Long-term borrowings consist of advances due to the FHLB — Pittsburgh.
6. DEFERRED COMPENSATION PLANS
     The Bank has entered into certain non-qualified deferred compensation agreements with certain present and retired executive officers and directors. Expenses related to these non-qualified deferred compensation plans amounted to $103,000 and $131,000 for the nine month periods ended September 30, 2010 and 2009, respectively.
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
     The Corporation may require collateral or other security to support financial instruments with off-balance sheet credit risk. The contract or notional amounts at September 30, 2010 and December 31, 2009 were as follows:

(In Thousands)	2010	2009
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$77,815	$71,868
Standby letters of credit	3,435	3,393
Dealer floor plans	1,049	932
Loans held for sale	1,449	267
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

     The Corporation’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and letters of credit is represented by the contractual notional amount of those instruments. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.
     The Corporation granted commercial, consumer and residential loans to customers primarily within Pennsylvania. Of the total loan portfolio, 80.2% was for real estate loans. It is the opinion of management that this high concentration did not pose an adverse credit risk. Further, it is management’s opinion that the remainder of the loan portfolio is balanced and diversified to the extent necessary to avoid any significant concentration of credit.
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
     The following table presents the assets reported on the consolidated statements of financial condition at their fair value as of September 30, 2010 and December 31, 2009 by level within the fair value hierarchy. As required by FASB ASC 820-10, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	September 30, 2010
(In Thousands)	Level I	Level II	Level III	Total

Assets Measured on a Recurring Basis:
Investment Securities, available-for-sale	$1,833	$202,230	$—	$204,063

	December 31, 2009
(In Thousands)	Level I	Level II	Level III	Total

Assets Measured on a Recurring Basis:
Investment Securities, available-for-sale	$1,697	$218,569	$—	$220,266
     At September 30, 2010 and December 31, 2009, investments measured at fair value on a recurring basis and the valuation methods used are as follows:

	September 30, 2010
(In Thousands)	Level I	Level II	Level III	Total

Available for sale securities
Obligation of US Government Agencies
Mortgage-backed	$—	$58,987	$—	$58,987
Other	—	132,607	—	132,607
Obligations of state and political subdivisions	—	10,636	—	10,636
Equity securities	1,833	—	—	1,833

	$1,833	$202,230	$—	$204,063

		December 31, 2009
(In Thousands)	Level I	Level II	Level III	Total

Available for sale securities
Obligation of US Government Agencies
Mortgage-backed	$—	$138,856	$—	$138,856
Other	—	68,339	—	68,339
Obligations of state and political subdivisions	—	11,374	—	11,374
Equity securities	1,697	—	—	1,697

	$1,697	$218,569	$—	$220,266

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
     The following table presents the assets reported on the consolidated statements of financial condition at their fair value on a non-recurring basis as of September 30, 2010 and December 31, 2009 by level within the fair value hierarchy. As required by FASB ASC 820-10, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

		September 30, 2010
(In Thousands)	Level I	Level II	Level III	Total

Assets Measured on a Non-recurri ng Basis:
Impaired Loans	$—	$4,562	$—	$4,562
Loans Held for Sale	—	1,449	—	1,449
Mortgage Servicing Rights	—	494	—	494
Other Real Estate Owned	—	—	—	-

	$—	$6,505	$—	$6,505

	December 31, 2009
(In Thousands)	Level I	Level II	Level III	Total

Assets Measured on a Non-recurring Basis:
Impaired Loans	$—	$4,839	$—	$4,839
Loans Held for Sale	—	267	—	267
Mortgage Servicing Rights	—	344	—	344
Other Real Estate Owned	—	29	—	29

	$—	$5,479	$—	$5,479

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
     At September 30, 2010 and December 31, 2009, the carrying values and estimated fair values of financial instruments are presented in the table below:

	September 30, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
(In Thousands)	Amount	Fair Value	Amount	Fair Value

Financial Assets:
Cash and short-term instruments	$31,033	$31,033	$11,459	$11,459
Investment securities	204,063	204,063	220,266	220,266
Restricted securities	3,168	3,168	2,984	2,984
Loans, net	335,733	344,286	326,279	329,726
Cash surrender value of bank owned life insurance	11,822	11,822	11,440	11,440
Accrued interest receivable	1,891	1,891	2,006	2,006

Financial Liabilities:
Interest-bearing deposits	408,790	412,214	406,554	410,168
Noninterest- bearing deposits	62,133	62,133	55,734	55,734
Short-term borrowings	62,517	62,517	51,997	51,997
Long-term borrowings	6,124	6,374	15,128	15,375
Junior subordinate debentures	4,640	4,640	4,640	4,640
Accrued interest payable	674	674	859	859

Off-Balance Sheet Assets (Liabilities):
Commitments to extend credit		$77,815		$71,868
Standby letters of credit		3,435		3,393
Dealer floor plans		1,049		932
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
     DEPOSITS
     The fair value of deposits with no stated maturity, such as Demand Deposits, Savings Accounts, and Money Market Accounts, was equal to the amount payable on demand at September 30, 2010 and December 31, 2009.
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
11. MANAGEMENT’S ASSERTIONS AND COMMENTS REQUIRED TO BE PROVIDED WITH FORM 10-Q FILING
     In management’s opinion, the consolidated interim financial statements reflect fair presentation of the consolidated financial position of the Corporation, and the results of its operations and their cash flows for the interim periods presented. Further, the consolidated interim financial statements are unaudited, however they reflect all adjustments, which are in the opinion of management, necessary to present fairly the consolidated financial condition and consolidated results of operations and cash flows for the interim periods presented and that all such adjustments to the consolidated financial statements are of a normal recurring nature.
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
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders of CCFNB Bancorp, Inc.:
     We have reviewed the accompanying consolidated balance sheet of CCFNB Bancorp, Inc. and Subsidiary as of September 30, 2010, the related consolidated statements of income for the three and nine month periods ended September 30, 2010 and 2009 and changes in stockholders’ equity and cash flows for the nine-month periods ended September 30, 2010 and 2009. These consolidated interim financial statements are the responsibility of the management of CCFNB Bancorp, Inc. and Subsidiary.
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

/s/ J. H. Williams & Co., LLP

J.H. Williams & Co., LLP
Kingston, Pennsylvania November 12, 2010

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
RESULTS OF OPERATIONS
NET INTEREST INCOME
2010 vs. 2009
     Tax-equivalent net interest income, as reflected in the following tables, increased $637 thousand to $15.6 million for the nine months ended September 30, 2010. Reported tax-equivalent interest income decreased $807 thousand to $20.8 million for the nine months ended September 30, 2010. The decrease to interest income was primarily rate driven as maturing and called investment securities re-priced throughout the past year. Tax-equivalent interest income from investment securities decreased $1.0 million for the nine months ended September 30, 2010 as compared to 2009 results. Reported interest expense decreased $1.4 million to $5.2 million for the nine months ended September 30, 2010. The decrease was primarily rate driven as the average rate paid on interest-bearing liabilities decreased to 1.44 percent for the nine months ended September 30, 2010 from 1.92 percent during the same period of 2009.
     Net interest margin decreased to 3.72 percent at September 30, 2010 from 3.77 percent at September 30, 2009. The overall net decrease in margin resulted primarily from the yield on investment securities decreasing 90 basis points to 3.64 percent at September 30, 2010. Over the same time period interest-bearing deposits decreased 50 basis points to 1.45 percent while the yield on total borrowings decreased 36 basis points to 1.39 percent at September 30, 2010. A decrease of 130 basis points on the long-term borrowings for the nine months ended September 30, 2010 was the primary reason for the yield decrease in the total borrowings as the short-term borrowing yield increased 7 basis points over the same period. The yield decrease on long-term borrowings reflects the maturity and repayment of several FHLB borrowings totaling $9.0 million during the nine months ended September 30, 2010. The FHLB borrowings carried 6.0 annual percentage rates. The yield on interest-earning assets decreased 48 basis points to 4.94 percent for the nine months ended September 30, 2010. The yield on total investments decreased 90 basis points to 3.64 percent for the nine months ended September 30, 2010.
     The following Average Balance Sheet and Rate Analysis table presents the average assets, actual income or expense and the average yield on assets, liabilities and stockholders’ equity for the nine months ended September 30, 2010 and 2009.

AVERAGE BALANCE SHEET AND RATE ANALYSIS
NINE MONTHS ENDED SEPTEMBER 30,

	2010			2009
(In Thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(1)			(1)
ASSETS:
Tax-exempt loans	$22,009	$1,052	6.39%	$19,684	$834	5.66%
All other loans	316,411	14,080	5.95%	306,078	14,086	6.15%

Total loans (2)(3)(4)	338,420	15,132	5.98%	325,762	14,920	6.12%

Taxable securities	195,499	5,173	3.53%	184,914	6,243	4.50%
Tax-exempt securitites (3)	10,628	457	5.73%	10,745	422	5.24%

Total securities	206,127	5,630	3.64%	195,659	6,665	4.54%

Federal funds sold	1,363	1	0.10%	9,883	11	0.15%
Interest-bearing deposits	16,268	27	0.22%	551	1	0.24%

Total interest-earning assets	562,178	20,790	4.94%	531,855	21,597	5.42%

Other assets	44,919			44,599

TOTAL ASSETS	$607,097			$576,454

LIABILITIES:
Savings	$62,354	180	0.39%	$56,307	168	0.40%
Now deposits	70,850	74	0.14%	68,789	75	0.15%
Money market deposits	42,487	245	0.77%	44,278	353	1.07%
Time deposits	235,624	3,958	2.25%	226,875	5,179	3.05%

Total deposits	411,315	4,457	1.45%	396,249	5,775	1.95%

Short-term borrowings	51,847	310	0.80%	46,535	254	0.73%
Long-term borrowings	10,306	310	4.02%	11,603	462	5.32%
Junior subordinate debentures	4,640	74	2.13%	4,640	104	3.00%

Total borrowings	66,793	694	1.39%	62,778	820	1.75%

Total interest-bearing liabilities	478,108	5,151	1.44%	459,027	6,595	1.92%

Demand deposits	57,592			51,004
Other liabilities	4,358			3,656
Stockholders’ equity	67,039			62,767

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$607,097			$576,454

Interest rate spread (6)			3.50%			3.50%

Net interest income/margin (5)		$15,639	3.72%		$15,002	3.77%

(1)	Average volume information was compared using daily (or monthly) averages for interest-earning and bearing accounts. Certain balance sheet items utilized quarter-end balances for averages.

(2)	Interest on loans includes fee income.

(3)	Tax exempt interest revenue is shown on a tax-equivalent basis using a statutory federal income tax rate of 34 percent for 2010 and 2009.

(4)	Non accrual loans have been included with loans for the purpose of analyzing net interest earnings.

(5)	Net interest margin is computed by dividing annualized net interest income by total interest earning assets.

(6)	Interest rate spread represents the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.

Reconcilement of Taxable Equivalent Net Interest Income
For the Nine Months Ended September 30,

(In Thousands)	2010	2009

Total interest income	$20,278	$21,278
Total interest expense	5,151	6,595

Net interest income	15,127	14,683
Tax equivalent adjustment	512	319

Net interest income
(fully taxable equivalent)	$15,639	$15,002

Rate/Volume Analysis
     To enhance the understanding of the effects of volumes (the average balance of earning assets and costing liabilities) and average interest rate fluctuations on the consolidated balance sheet as it pertains to net interest income, the table below reflects these changes for 2010 versus 2009:

	Nine Months Ended September 30,
	2010 vs 2009
	Increase (Decrease) Due to
(In Thousands)	Volume	Rate	Net
Interest income:
Loans, tax-exempt	$111	$107	$218
Loans	460	(466)	(6)
Taxable investment securities	280	(1,350)	(1,070)
Tax-exempt investment securities	(5)	40	35
Federal funds sold	(6)	(4)	(10)
Interest bearing deposits	26	—	26

Total interest-earning assets	866	(1,673)	(807)

Interest expense:
Savings	17	(5)	12
NOW deposits	2	(3)	(1)
Money market deposits	(10)	(98)	(108)
Time deposits	147	(1,368)	(1,221)
Short-term borrowings	32	24	56
Long-term borrowings, FHLB	(39)	(113)	(152)
Junior subordinate debentures	—	(30)	(30)

Total interest-bearing liabilities	149	(1,593)	(1,444)

Change in net interest income	$717	$(80)	$637

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
     Although management believes that it uses the best information available to make such determinations and that the allowance for loan losses is adequate at September 30, 2010, future adjustments could be necessary if circumstances or economic conditions differ substantially from the assumptions used in making the initial determinations. A downturn in the local economy or employment and delays in receiving financial information from borrowers could result in increased levels of nonperforming assets and charge-offs, increased loan loss provisions and reductions in interest income. Also, as part of the examination process, bank regulatory agencies periodically review the Bank’s loan loss allowance. The bank regulators could require the recognition of additions or reductions to the loan loss allowance based on their judgment of information available to them at the time of their examination.
     The provision for loan losses amounted to $870,000 and $530,000 for the nine months ended September 30, 2010 and 2009, respectively. Management concluded the increase of the provision was appropriate considering the gross loan growth experience of $9.8 million, the level of nonperforming assets and the general condition of the national economy. Utilizing the resources noted above, management concluded that the allowance for loan losses remains at a level adequate to provide for probable losses inherent in the loan portfolio.
NON-INTEREST INCOME
2010 vs. 2009
     Total non-interest income increased $661,000 or 17.3 percent to $4.5 million for the nine months ended September 30, 2010. The service charges and fees increased $77,000 or 6.2 percent to $1.3 million for the nine months ended September 30, 2010. Gain on sale of loans increased $349,000 or 85.3 percent from $409,000 in 2009 to $758,000 in 2010. Brokerage income increased $56,000 or 29.5 percent from $190,000 in 2009 to $246,000 in 2010. Trust income increased $45,000 or 9.7 percent from $462,000 in 2009 to $507,000 in 2010. Interchange fees increased $83,000 or 15.3 percent from $541,000 in 2009 to $624,000 in 2010. Other non-interest income decreased $21,000 or 3.0 percent from $707,000 in 2009. The decrease primarily resulted from the 2009 recognition of gains from the sale of property and equipment in the amount of $183,000.

	For The Nine Months Ended
	September 30, 2010		September 30, 2009		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Service charges and fees	$1,328	29.7%	$1,251	32.8%	$77	6.2%
Gain on sale of loans	758	16.9	409	10.7	349	85.3
Earnings on bank-owned life insurance	325	7.3	324	8.5	1	0.3
Brokerage	246	5.5	190	5.0	56	29.5
Trust	507	11.3	462	12.1	45	9.7
Investment security losses	—	—	(71)	(1.9)	71	(100.0)
Interchange fees	624	13.9	541	14.2	83	15.3
Other	686	15.4	707	18.6	(21)	(3.0)

Total non-interest income	$4,474	100.0%	$3,813	100.0%	$661	17.3%

NON-INTEREST EXPENSE
2010 vs. 2009
     Total non-interest expense increased $120,000 thousand or 1.0 percent from $12.0 million in 2009. The net increase primarily resulted from higher employee benefits offset by lower FDIC assessment rates. FDIC assessments decreased $83,000 due to the imposition of the 2009 five basis point special assessment. Employee benefits increased $102,000 or 7.7 percent for the nine months ended September 30, 2010 as a result of higher premiums.
     One standard to measure non-interest expense is to express annualized non-interest expense as a percentage of average total assets. As of September 30, 2010 this percentage was 2.66 percent compared to 2.77 percent in 2009.

	For The Nine Months Ended
	September 30, 2010		September 30, 2009		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Salaries	$4,791	39.5%	$4,776	39.8%	$15	0.3%
Employee benefits	1,424	11.7	1,322	11.0	102	7.7
Occupancy	836	6.9	810	6.8	26	3.2
Furniture and equipment	1,002	8.3	944	7.9	58	6.1
State shares tax	418	3.5	400	3.3	18	4.5
Professional fees	467	3.9	447	3.7	20	4.5
Directors fees	203	1.7	215	1.8	(12)	(5.6)
FDIC assessments	460	3.8	543	4.5	(83)	(15.3)
Telecommunications	275	2.3	263	2.2	12	4.6
Amortization of core deposit intangible	442	3.7	492	4.1	(50)	(10.2)
Automated teller machine and interchange	412	3.4	377	3.1	35	9.3
Other	1,378	11.3	1,399	11.8	(21)	(1.5)

Total non-interest expense	$12,108	100.0%	$11,988	100.0%	$120	1.0%

FINANCIAL CONDITION
     Consolidated assets at September 30, 2010 were $615.8 million which represented an increase of $13.3 million from $602.5 million at December 31, 2009.
     Gross loans increased 3.0 percent from $330.5 million at December 31, 2009 to $340.3 million at September 30, 2010.
     The loan-to-deposit ratio is a key measurement of liquidity. Our loan-to-deposit ratio increased during 2010 to 72.3 percent compared to 71.5 percent at December 31, 2009.
INVESTMENTS
     All of our securities are available-for-sale and are carried at estimated fair value. Available-for-sale securities are reported on the consolidated balance sheet at fair value with an offsetting adjustment to deferred taxes. The possibility of material price volatility in a changing interest rate environment is offset by the availability to the Corporation of restructuring the portfolio for gap positioning at any time through the securities classified as available-for-sale. As reflected in the Consolidated Statements of Changes in Stockholders’ Equity, the impact of the fair value accounting was an unrealized gain, net of tax, on September 30, 2010 of $2,840,000 compared to an unrealized gain, net of tax, on December 31, 2009 of $2,523,000, which represents an unrealized gain, net of tax, of $317,000 for the nine months ended September 30, 2010. The following table shows the amortized cost and estimated fair value of the investment securities as of the dates shown:

	September 30, 2010
		Estimated
	Amortized	Fair
(In Thousands)	Cost	Value
Obligation of U.S. Government Corporations and Agencies:
Mortgage-backed	$128,725	$132,607
Other	58,524	58,987
Obligations of state and political subdivisions	10,339	10,636

Total debt securities	197,588	202,230
Marketable equity securities	2,172	1,833

Total investment securities AFS	$199,760	$204,063

	December 31, 2009
		Estimated
	Amortized	Fair
(In Thousands)	Cost	Value
Obligation of U.S.Government Corporations and Agencies:
Mortgage-backed	$134,762	$138,856
Other	68,323	68,339
Obligations of state and political subdivisions	11,265	11,374

Total debt securities	214,350	218,569
Marketable equity securities	2,093	1,697

Total investment securities AFS	$216,443	$220,266

LOANS
     The loan portfolio increased 3.0 percent from $330.5 million at December 31, 2009 to $340.3 million at September 30, 2010. The percentage distribution in the loan portfolio was 80.2 percent in real estate loans at $272.9 million; 11.1 percent in commercial loans at $37.9 million; 2.1 percent in consumer loans at $7.1 million; and 6.6 percent in tax exempt loans at $22.4 million.
     The following table presents the breakdown of loans by type as of the date indicated:

			Change
(In Thousands)	September 30, 2010	December 31, 2009	Amount	%

Commercial, financial and agricultural	$37,871	$37,642	$229	0.6%
Tax-exempt	22,367	18,055	4,312	23.9
Real estate	257,326	253,463	3,863	1.5
Real estate construction	15,475	13,526	1,949	14.4
Installment loans to individuals	7,097	7,725	(628)	(8.1)
Add (deduct): Unearned discount	(8)	(15)	7	(46.7)
Unamortized loan costs, net of fees	179	93	86	92.5

Gross loans	$340,307	$330,489	$9,818	3.0%

     The following table presents the percentage distribution of loans by category as of the date indicated:

	September 30, 2010	December 31, 2009

Commercial, financial and agricultural	11.1%	11.4%
Tax-exempt	6.6	5.5
Real estate	75.7	76.7
Real estate construction	4.5	4.1
Installment loans to individuals	2.1	2.3

Gross loans	100.0%	100.0%

ALLOWANCE FOR LOAN LOSSES
     The allowance for loan losses was $4.6 million at September 30, 2010, compared to $3.9 million at September 30, 2009. This allowance equaled 1.34 percent and 1.19 percent of total loans, net of unearned income, as of September 30, 2010 and 2009, respectively. The loan loss reserve is analyzed quarterly and reviewed by the Bank’s Board of Directors. No concentration or apparent deterioration in classes of loans or pledged collateral was evident. Regular meetings with the Bank’s Director Loan Committee reviewed new loans. Delinquent loans, loan exceptions and certain large loans are addressed by the full Board no less than monthly to determine compliance with policies. Allowance for loan losses was considered adequate based on delinquency trends and actual loans written.

     The following table presents a summary of the Bank’s loan loss experience as of the dates indicated:

	For the Nine Months Ended September 30,
(In Thousands)	2010	2009

Average Loans Outstanding during the period	$338,420	$325,762

Balance, beginning of year	$4,210	$3,758
Provision charged to operations	870	530

Loans charged off:
Commercial, financial, and agricultural	(4)	(114)
Real estate mortgages	(539)	(233)
Installment loans to indiviuals	(26)	(28)

Recoveries:
Commercial, financial, and agricultural	33	1
Real estate mortgages	12	9
Installment loans to indiviuals	18	11

Balance, end of period	$4,574	$3,934

Ratio of net charge-offs to Average loans outstanding during the period	0.15%	0.11%

NON-PERFORMING LOANS
     As of September 30, 2010, loans 30 to 89 days past due totaled $2.0 million compared to $1.7 million at December 31, 2009. Non-accrual loans totaled $3.8 million at September 30, 2010 and $4.4 million at December 31, 2009.
     The following table presents past due and non-accrual loans by loan type and in summary as of the dates indicated:

(In Thousands)	September 30, 2010	December 31, 2009

Commercial, financial and agricultural
Days 30-89	$659	$14
Days 90 plus	—	—
Non-accrual	41	145
Real estate
Days 30-89	1,317	1,632
Days 90 plus	—	—
Non-accrual	3,742	4,216
Installment loans to individuals
Days 30-89	51	49
Days 90 plus	—	—
Non-accrual	1	—

	$5,811	$6,056

Days 30-89	$2,027	$1,695
Days 90 plus	—	—
Non-accrual	3,784	4,361

	$5,811	$6,056

Restructured loans still accruing	$320	$323

Other real estate owned	$—	$29

DEPOSITS
     Total average deposits increased by 4.4 percent from $449.0 million at December 31, 2009 to $469.1 million at September 30, 2010. Average savings deposits increased 10.4 percent to $62.4 million at September 30, 2010 from $56.5 million at December 31,

2009. Average money market deposits decreased 3.2 percent to $42.5 million as of September 30, 2010 from $43.9 million as of December 31, 2009. Average interest bearing NOW accounts increased 3.2 percent from $68.7 million at December 31, 2009 to $70.9 million at September 30, 2010.
     The average balances and average rate paid on deposits are summarized as follows:

	September 30, 2010		December 31, 2009
		Average		Average	Change
(In Thousands)	Balance	Rate	Balance	Rate	Amount	%

Non-interest bearing	$57,592	—%	$51,908	—%	$5,684	11.0%
Savings	62,354	0.39	56,493	0.40	5,861	10.4
Now deposits	70,850	0.14	68,650	0.15	2,200	3.2
Money market deposits	42,487	0.77	43,906	1.03	(1,419)	(3.2)
Time deposits	235,624	2.25	228,005	2.94	7,619	3.3

Total deposits	$468,907	1.27%	$448,962	1.67%	$19,945	4.4%

BORROWED FUNDS
     Average short-term borrowings, including securities sold under agreements to repurchase and day-to-day FHLB — Pittsburgh borrowings increased 6.2 percent from $48.8 million at December 31, 2009 to $51.8 million at September 30, 2010. Average long-term borrowings decreased $2.2 million from $12.5 million at December 31, 2009 to $10.3 million at September 30, 2010.
     The average balances are summarized as follows:

	September 30, 2010		December 31, 2009		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%

Short-term borrowings:
Securities sold under agreement to repurchase	$50,212	75.2%	$47,873	72.6%	$2,339	4.9%
Short-term borrowings, FHLB	1,034	1.5	352	0.5	682	193.8
U.S. Treasury tax and loan notes	601	0.9	601	0.9	—	—

Total short-term borrowings	51,847	77.6%	48,826	74.0%	3,021	6.2
Long-term borrowings, FHLB	10,306	15.4	12,492	19.0	(2,186)	(17.5)
Junior subordinate debentures	4,640	7.0	4,640	7.0	—	—

Total borrowed funds	$66,793	100.0%	$65,958	100.0%	$835	1.3%

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
     As of September 30, 2010, the Bank was categorized as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios.
     Our actual consolidated capital amounts and ratios as of September 30, 2010 and December 31, 2009 are in the following table:

	2010		2009
(In Thousands)	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-weighted Assets)

Actual	$63,431	18.2%	$60,322	17.6%
For Capital Adequacy Purposes	27,937	8.0	27,394	8.0
To Be Well-Capitalized	34,921	10.0	34,243	10.0

Tier I Capital (to Risk-weighted Assets)

Actual	$59,064	16.9%	$56,102	16.4%
For Capital Adequacy Purposes	13,968	4.0	13,697	4.0
To Be Well-Capitalized	20,953	6.0	20,546	6.0

Tier I Capital (to Average Assets)

Actual	$59,064	9.9%	$56,102	9.8%
For Capital Adequacy Purposes	23,873	4.0	22,861	4.0
To Be Well-Capitalized	29,842	5.0	28,577	5.0
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
     At September 30, 2010, our cumulative gap positions and the potential earnings change resulting from a 300 basis point change in rates were both within the internal risk management guidelines.
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
     The CEO and CFO have evaluated the changes to our internal controls over financial reporting that occurred during our fiscal Quarter Ended September 30, 2010, as required by paragraph (d) Rules 13a — 15 and 15d — 15 under the Securities Exchange Act of 1934, as amended, and have concluded that there were no changes that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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
Item 1A. Risk Factors
     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1.A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition or future results. At September 30, 2010 the risk factors of the Corporation have not changed materially from those in our Annual Report on Form 10-K, except as set forth below. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
     The Dodd-Frank Wall Street Reform and Consumer Protection Act may affect our financial condition, results of operations, liquidity and stock price.
     On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was signed into law. The Dodd-Frank Act includes provisions affecting large and small financial institutions, including several provisions that will profoundly affect how community banks and bank holding companies will be regulated in the future. Among other things, these provisions relax rules regarding interstate branching, allow financial institutions to pay interest on business checking accounts, change the scope of federal deposit insurance coverage, and impose new capital requirements on bank holding companies. In addition, there is significant uncertainty about the full impact of the Dodd-Frank Act because many of its provisions require subsequent regulatory rule making.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

	Total	Average	Total Number of	Maximum Number (or
	Number of	Price Paid	Shares (or Units)	Approximate Dollar Value)
	Shares (or	per Share	Purchased as Part of	of Shares (or Units) that
	Units)	(or Units)	Publicly Announced	May Yet Be Purchased
Period	Purchased	Purchased	Plans or Programs (1)	Under the Plans or Programs
Month #1 (July 1 - July 31, 2010)	—		—	154,500
Month #2 (August 1 - August 31, 2010)	3,500	$27.00	3,500	151,000
Month #3 (September 1 - September 30, 2010)	7,000	$26.60	7,000	144,000

(1)	This program was announced in 2009 and represents the third buy-back program. The Board of Directors approved the purchase of 200,000 shares. There was no expiration date associated with this program.
     The Corporation did not sell any unregistered securities during the quarter ended September 30, 2010.
Item 3. Defaults Upon Senior Securities
     Not applicable.
Item 5. Other Information
     None
Item 6. Exhibits

3.1.1	Amended and Restated Articles of Incorporation-incorporated by reference to Registrant’s Current Report on Form 10-K, dated May 9, 2005, filed with the Commission on May 10, 2005.

3.2	Amended Bylaws-incorporated by reference to Registrant’s Annual Report on Form 10-K, filed with the commission on March 26, 2010.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32	Section 906 Certification of Principal Executive Officer and Principal Financial Officer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report on Form 10-Q for the period ended September 30, 2010, to be signed on its behalf by the undersigned thereunto duly authorized.

CCFNB BANCORP, INC. (Registrant)
By	/s/ Lance O. Diehl
Lance O. Diehl
President and CEO (Principal Executive Officer)
Date: November 12, 2010

By	/s/ Jeffrey T. Arnold
Jeffrey T. Arnold, CPA, CIA
Chief Financial Officer and Treasurer (Principal Financial Officer)
Date: November 12, 2010