Form 10-K
period 2010-12-31
CCFNB BANCORP INC
filed 2011-03-08
CIK 731122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year-ended December 31, 2010
or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file Number: 000-19028
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter, $59,747,543 as of June 30, 2010.
As of March 8, 2011, the Registrant had outstanding 2,225,931 shares of its common stock, par value $1.25 per share.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement prepared in connection with its annual meeting of Shareholders to be held May 10, 2011, are incorporated by reference into parts III and IV of this report.

CCFNB BANCORP, INC.
FORM 10-K

PART I
Item 1. Business
General
     We are a registered financial holding company, bank holding company, and Pennsylvania business corporation, and are headquartered in Bloomsburg, Pennsylvania. We have one wholly-owned bank subsidiary which is First Columbia Bank & Trust Co. (the “Bank”). A substantial part of our business consists of the management and supervision of the Bank. Our principal source of income is dividends paid by the Bank. At December 31, 2010, we had approximately:
•	$614 million in total assets;

•	$340 million in gross loans;

•	$474 million in deposits; and

•	$68 million in stockholders’ equity.
     The Bank is a state-chartered bank whose deposits are insured by the Deposit Insurance Fund of the FDIC. The Bank is a full-service commercial bank providing a range of services and products, including time and demand deposit accounts, consumer, commercial and mortgage loans to individuals and small to medium-sized businesses in its Northcentral Pennsylvania market area. The Bank also operates a full-service trust department. Third-party brokerage services are also resident in the Bank’s office in Lightstreet, Pennsylvania. At December 31, 2010, the Bank had fourteen branch banking offices which are located in the Pennsylvania counties of Columbia, Luzerne, and Northumberland.
     We consider our branch banking offices to be a single operating segment, because these branches have similar:
•	economic characteristics,

•	products and services,

•	operating processes,

•	delivery systems,

•	customer bases, and

•	regulatory oversight.
     We have not operated any other reportable operating segments in the 3-year period ended December 31, 2010. We have combined financial information for our third-party brokerage operation with our financial information because this operation does not meet the quantitative threshold for a reporting operating segment.
     We hold a 50 percent interest in a local insurance agency. The name of this agency is Neighborhood Group, Inc. and trades under the fictitious name of Neighborhood Advisors (insurance agency). Through this joint venture, we sell insurance products and services. We account for this local insurance agency using the equity method of accounting.
     As of December 31, 2010, we had 185 employees on a full-time equivalent basis. The Corporation and the Bank are not parties to any collective bargaining agreement and employee relations are considered to be good.
     On July 18, 2008, the Corporation completed its acquisition of Columbia Financial Corporation (“CFC”). Under the terms of the Agreement and Plan of Reorganization dated as of November 29, 2007, CFC merged with and into the Corporation; and the Corporations’ wholly-owned subsidiary, Columbia County Farmers National Bank merged with and into the Bank. The transaction was accounted for in accordance with FASB ASC 805, Business Combinations (SFAS No. 141-Business Combinations). In connection therewith, the Corporation issued approximately 1,030,286 shares of its common stock and paid cash of approximately $3,000 in lieu of the issuance of fractional shares in exchange for all of the issued and outstanding shares of CFC common stock. The aggregate value of the Corporation’s common stock issued and cash paid in the merger was $26,316,000. Assets and liabilities of CFC were recorded at estimated fair values as of the acquisition date and the results of the acquired entity operations are included in income from that date.
Regulation and Supervision
     The Corporation is a financial holding company, and is registered as such with the Board of Governors of the Federal Reserve System (the Federal Reserve Board). As a registered bank holding company and financial holding company, the Corporation is subject to regulation under the Bank Holding Company Act of 1956 and to inspection, examination, and supervision by the Federal Reserve Board.
     The operations of the Bank are subject to federal and state statutes applicable to banks chartered under the banking laws of the United States, and to banks whose deposits are insured by the Federal Deposit Insurance Corporation. The Bank’s operation also is subject to regulations of the Pennsylvania Department of Banking, the Federal Reserve Board and the Federal Deposit Insurance Corporation (FDIC).

     Several of the more significant regulatory provisions applicable to banks and financial holding companies to which the Corporation and the Bank are subject are discussed below. To the extent that the following information describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory provisions. Any change in applicable law or regulation may have a material effect on the business and prospects of the Corporation and the Bank.
Financial and Bank Holding Company Activities
     As a financial holding company, the Corporation may engage in, and acquire companies engaged in, activities that are considered “financial in nature”, as defined by the Gramm-Leach-Bliley Act and Federal Reserve Board interpretations. These activities include, among other things, securities underwriting, dealing and market-making, sponsoring mutual funds and investment companies, insurance underwriting and agency activities, and merchant banking. If any banking subsidiary of the Corporation ceases to be “well capitalized” or “well managed” under applicable regulatory standards, the Federal Reserve Board may, among other things, place limitations on the Corporation’s ability to conduct the broader financial activities permissible for financial holding companies or, if the deficiencies persist, require the Corporation to divest the banking subsidiary. In addition, if any banking subsidiary of the Corporation receives a Community Reinvestment Act rating of less than satisfactory, the Corporation would be prohibited from engaging in any additional activities other than those permissible for bank holding companies that are not financial holding companies. The Corporation may engage directly or indirectly in activities considered financial in nature, either de novo or by acquisition, as long as it gives the Federal Reserve Board after-the-fact notice of the new activities.
Interstate Banking and Branching
     As a bank holding company, the Corporation is required to obtain prior Federal Reserve Board approval before acquiring more than 5% of the voting shares, or substantially all of the assets, of a bank holding company, bank, or savings association. Under the Riegle-Neal Interstate Banking and Branching Efficiency Act (the “Riegle-Neal Act”), subject to certain concentration limits and other requirements, bank holding companies such as the Corporation may acquire banks and bank holding companies located in any state. The Riegle-Neal Act also permits banks to acquire branch offices outside their home states by merging with out-of-state banks, purchasing branches in other states, and establishing de novo branch offices in other states. Previously, the ability of banks to acquire or establish branch offices in another state was contingent on the host state having adopted legislation “opting in” to those provisions of the Riegle-Neal Act. Pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), banks now may acquire or establish branches in another state to the same extent as a bank chartered in that state would be permitted to establish branches.
Control Acquisitions
     The Change in Bank Control Act prohibits a person or group of persons from acquiring “control” of a bank holding company, unless the Federal Reserve Board has been notified and has not objected to the transaction.
     Under a rebuttable presumption established by the Federal Reserve Board, the acquisition of 10% or more of a class of voting stock of a bank holding company with a class of securities registered under Section 12 of the Exchange Act, such as the Corporation, would, under the circumstances set forth in the presumption, constitute acquisition of control of the bank holding company. In addition, a company is required to obtain the approval of the Federal Reserve Board under the Bank Holding Company Act before acquiring 25% (5% in the case of an acquirer that is a bank holding company) or more of any class of outstanding voting stock of a bank holding company, or otherwise obtaining control or a “controlling influence” over that bank holding company.
Liability for Banking Subsidiaries
     Under Federal Reserve Board policy, a bank holding company is expected to act as a source of financial and managerial strength to each of its subsidiary banks and to commit resources to their support. This support may be required at times when the bank holding company may not have the resources to provide it. Similarly, under the cross-guarantee provisions of the Federal Deposit Insurance Act, the FDIC can hold any FDIC-insured depository institution liable for any loss suffered or anticipated by the FDIC in connection with (1) the “default” of a commonly controlled FDIC-insured depository institution; or (2) any assistance provided by the FDIC to a commonly controlled FDIC-insured depository institution “in danger of default”.
Capital Requirements
     Information concerning the Corporation and the Bank with respect to capital requirements is incorporated by reference from Note 17, “Regulatory Matters”, of the “Notes to Consolidated Financial Statements” included under Item 8 of this report, and from the “Capital Resources” section of the “Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations”, included under Item 7 of this report.
FDICIA
     The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA), and the regulations promulgated under FDICIA, among other things, established five capital categories for insured depository institutions — well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized — and requires federal bank regulatory agencies to implement systems for “prompt corrective action” for insured depository institutions that do not meet minimum capital requirements based on these categories. Unless a bank is well capitalized, it is subject to restrictions on its ability to offer brokered deposits and on certain other aspects of its operations. An undercapitalized bank must develop a capital restoration plan and its parent bank holding company must guarantee the bank’s compliance with the plan up to the lesser of 5% of the bank’s assets at the time it became undercapitalized and the amount needed to comply with the plan. As of December 31, 2010, the Bank was considered well capitalized based on the guidelines implemented by the bank’s regulatory agencies.
Dividend Restrictions
     The Corporation’s funding for cash distributions to its shareholders is derived principally from dividends received from the Bank. Various federal and state laws limit the amount of dividends the Bank can pay to the Corporation without regulatory approval. In addition, federal bank regulatory agencies have authority to prohibit the Bank from engaging in an unsafe or unsound practice in conducting its business. The payment of dividends, depending upon the financial condition of the bank in question, could be deemed to constitute an unsafe or unsound practice. The ability of the Bank to pay dividends in the future is currently, and could be further, influenced by bank regulatory policies and capital guidelines. The Federal Reserve Board in 2009 notified all bank holding companies that dividends should be eliminated, deferred or significantly reduced if the bank holding company’s net income for the past four quarters, net of dividends paid during that period, is not sufficient to fully fund the dividends; the bank holding company’s prospective rate of earnings retention is not consistent with the bank holding company’s capital needs and overall, current and prospective financial conditions; or the bank holding company will not meet, or is in danger of meeting, its minimum regulatory capital adequacy ratios. Additional information concerning the Corporation and the Bank with respect to dividends is incorporated by reference from Note 17, “Regulatory Matters”, of the “Notes to Consolidated Financial Statements” included under Item 8 of this report, and the “Capital Resources” section of “Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations”, included under Item 7 of this report.
Deposit or Preference Statute
     In the “liquidation or other resolution” of an institution by any receiver, U.S. federal legislation provides that deposits and certain claims for administrative expenses and employee compensation against the insured depository institution would be afforded a priority over the general unsecured claims against that institution, including federal funds and letters of credit.
Other Federal Laws and Regulations
     The Corporation’s operations are subject to additional federal laws and regulations applicable to financial institutions, including, without limitation:
•	Privacy provisions of the Gramm-Leach-Bliley Act and related regulations, which require us to maintain privacy policies intended to safeguard customer financial information, to disclose the policies to our customers and to allow customers to “opt out” of having their financial service providers disclose their confidential financial information to non-affiliated third parties, subject to certain exceptions;

•	Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•	Consumer protection rules for the sale of insurance products by depository institutions, adopted pursuant to the requirements of the Gramm-Leach-Bliley Act; and

•	USA Patriot Act, which requires financial institutions to take certain actions to help prevent, detect and prosecute international money laundering and the financing of terrorism.
Sarbanes-Oxley Act of 2002
     On July 30, 2002, the Sarbanes-Oxley Act of 2002 was enacted. The Sarbanes-Oxley Act represents a comprehensive revision of laws affecting corporate governance, accounting obligations and corporate reporting. The Sarbanes-Oxley Act is applicable to all companies, such as the Corporation, with equity securities registered or that file reports under the Securities Exchange Act of 1934. In particular, the Sarbanes-Oxley Act established: (i) new requirements for audit committees, including independence, expertise, and responsibilities; (ii) additional responsibilities regarding financial statements for the chief executive officer and chief financial officer of the reporting company; (iii) new standards for auditors and regulation of audits; (iv) increased disclosure and reporting obligations for the reporting company and its directors and executive officers; and (v) new and increased civil and criminal penalties for violations of the securities laws. Many of the provisions were effective immediately while other provisions became effective over a period of time and are subject to rulemaking by the SEC.

FDIC Insurance and Assessments
     The Bank’s deposits are insured to applicable limits by the FDIC. Under the Dodd-Frank Act, the maximum deposit insurance amount has been permanently increased from $100,000 to $250,000 and unlimited deposit insurance has been extended to non-interest-bearing transaction accounts until December 31, 2012. Prior to the Dodd-Frank Act, the FDIC had established a Temporary Liquidity Guarantee Program under which, for the payment of an additional assessment by insured banks that did not opt out, the FDIC fully guaranteed all non-interest-bearing transaction accounts until December 31, 2010 (the “Transaction Account Guarantee Program”) and all senior unsecured debt of insured depository institutions or their qualified holding companies issued between October 14, 2008 and October 31, 2009, with the FDIC’s guarantee expiring by December 31, 2012 (the “Debt Guarantee Program”). The Company and the Bank opted out of the Debt Guarantee Program. The Bank did not opt out of the Transaction Account Guarantee Program.
     The FDIC has adopted a risk-based premium system that provides for quarterly assessments based on an insured institution’s ranking in one of four risk categories based on regulatory capital ratios and other supervisory factors. The Bank is currently in Risk Category 1, the lowest risk category.
     Starting in 2009, the FDIC significantly raised the assessment rate in order to restore the reserve ratio of the Deposit Insurance Fund to the statutory minimum of 1.15%. For the quarter beginning January 1, 2009, the FDIC raised the base annual assessment rate for institutions in Risk Category 1 to between 12 and 14 basis points. For the quarter beginning April 1, 2009 the FDIC set the base annual assessment rate for institutions in Risk Category 1 to between 12 and 16 basis points. An institution’s assessment rate could be lowered by as much as five basis points based on the ratio of its long-term unsecured debt to deposits or, for smaller institutions, based on the ratio of certain amounts of Tier 1 capital to adjusted assets. The assessment rate may be adjusted for Risk Category 1 institutions that have a high level of brokered deposits and have experienced higher levels of asset growth (other than through acquisitions).
     The FDIC imposed a special assessment equal to five basis points of assets less Tier 1 capital as of June 30, 2009, payable on September 30, 2009, and reserved the right to impose additional special assessments. Instead of imposing additional special assessments during 2009, the FDIC required all insured depository institutions to prepay their estimated risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012 on December 30, 2009. For purposes of estimating the future assessments, each institution’s base assessment rate in effect on September 30, 2009 was used, increased by three basis points beginning in 2011, and the assessment base was increased at a 5% annual growth rate. The prepaid assessment will be applied against actual quarterly assessments until exhausted. Any funds remaining after June 30, 2013 will be returned to the institution. This prepaid assessment does not preclude the FDIC from changing assessment rates or from further revising the risk-based assessment system.
     The Dodd-Frank Act requires the FDIC to take such steps as necessary to increase the reserve ratio of the Deposit Insurance Fund from 1.15% to 1.35% of insured deposits by 2020. In setting the assessments, the FDIC is required to off set the effect of the higher reserve ratio against insured depository institutions with total consolidated assets of less than 10 billion. The Dodd-Frank Act also broadens the base for FDIC insurance assessments so that assessments will be based on the average consolidated total assets less average tangible equity capital of a financial institution rather than on its insured deposits. The FDIC has adopted a new restoration plan to increase the reserve ratio to 1.15% by September 30, 2020 with additional rulemaking scheduled for 2011 regarding the method to be used to achieve a 1.35% reserve ratio by 2020 and offset the effect on institutions with assets less than $10 billion in assets. Pursuant to the new restoration plan, the FDIC will forgo the 3 basis point increase in assessments scheduled to take effect on January 1, 2011. The FDIC has proposed new assessment regulations that would redefine the assessment base as average consolidated assets less average tangible equity. The proposed regulations would use the current assessment rate schedule with modifications to the unsecured debt and brokered deposit adjustments and the elimination of the secured liability adjustment.
     In addition, all FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation (“FICO”), an agency of the Federal government established to recapitalize the Federal Savings and Loan Insurance Corporation. The FICO assessment rates, which are determined quarterly, averaged .0108% of insured deposits on an annualized basis in fiscal year 2010. These assessments will continue until the FICO bonds mature in 2017.
Government Actions and Legislation
     The Emergency Economic Stabilization Act of 2008 (the “EES Act”), effective October 2008, allocated up to $700 billion towards purchasing and insuring assets held by financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. Pursuant to authority granted under the EES Act, the U.S. Treasury announced the Capital Purchase Program whereby the U.S. Treasury agreed to purchase senior preferred shares from qualifying U.S. financial institutions. Participating institutions must agree to certain limitations on executive compensation, repurchases of junior preferred or common stock and increases in common stock dividend payments. The Corporation, after considerate analysis, chose not to participate in the Capital Purchase Program.
     The government has also implemented the Homeowner Affordability and Stability Plan (“HASP”), a $75 billion federal program intended to support recovery in the housing market and ensure that eligible homeowners are able to continue to fulfill their mortgage obligations. HASP includes the following initiatives: (i) a refinance option for homeowners that are current in their mortgage payments and whose mortgages are owned by Fannie Mae or Freddie Mac; (ii) a homeowner stability initiative to prevent foreclosures and help eligible borrowers stay in their homes by offering loan modifications that reduce mortgage payments to more sustainable levels; and (iii) an increase in U.S. Treasury funding to Fannie Mae and Freddie Mac to allow them to lower mortgage rates. HASP also offers monetary incentives to mortgage holders for certain modifications of at-risk loans and would establish an insurance fund designed to reduce foreclosures.
Dodd-Frank Wall Street Reform and Consumer Protection Act
     On July 21, 2010, the Dodd-Frank Act was signed into law. The Dodd-Frank Act is intended to effect a fundamental restructuring of federal banking regulation. Among other things, the Dodd-Frank Act creates a new Financial Stability Oversight Council to identify systemic risks in the financial system and gives federal regulators new authority to take control of and liquidate financial firms. The Dodd-Frank Act additionally creates a new independent federal regulator to administer federal consumer protection laws. The Dodd-Frank Act is expected to have a significant impact on our business operations as its provisions take effect. Among the provisions that may affect us are the following:
     Holding Company Capital Requirements. The Dodd-Frank Act requires the Federal Reserve Board to apply consolidated capital requirements to depository institution holding companies that are no less stringent than those currently applied to depository institutions. Under these standards, trust preferred securities will be excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by a bank holding company with less than $15 billion in assets. The Dodd-Frank Act additionally requires capital requirements to be countercyclical so that the required amount of capital increases in times of economic expansion and decreases in times of economic contraction, consistent with safety and soundness.
     Corporate Governance. The Dodd-Frank Act will require publicly traded companies to give stockholders a non-binding vote on executive compensation at their first annual meeting taking place six months after the date of enactment and at least every three years thereafter (“Say-On-Pay”) and on so-called “golden parachute” payments in connection with approvals of mergers and acquisitions unless previously voted on by shareholders. Pursuant to recently adopted SEC regulations, “smaller reporting companies,” such as the Corporation, are not required to comply with the Say-On-Pay voting requirements until the first annual shareholders meeting occurring on or after January 21, 2013. The new legislation also authorizes the SEC to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials. Additionally, the Dodd-Frank Act directs the federal banking regulators to promulgate rules prohibiting excessive compensation paid to executives of depository institutions and their holding companies with assets in excess of $1.0 billion, regardless of whether the company is publicly traded or not. The Dodd-Frank Act gives the SEC authority to prohibit broker discretionary voting on elections of directors and executive compensation matters.
     Prohibition Against Charter Conversions of Troubled Institutions. Effective one year after enactment, the Dodd-Frank Act prohibits a depository institution from converting from a state to federal charter or vice versa while it is the subject of a cease and desist order or other formal enforcement action or a memorandum of understanding with respect to a significant supervisory matter unless the appropriate federal banking agency gives notice of the conversion to the federal or state authority that issued the enforcement action and that agency does not object within 30 days. The notice must include a plan to address the significant supervisory matter. The converting institution must also file a copy of the conversion application with its current federal regulator which must notify the resulting federal regulator of any ongoing supervisory or investigative proceedings that are likely to result in an enforcement action and provide access to all supervisory and investigative information relating hereto.
     Limits on Derivatives. Effective 18 months after enactment, the Dodd-Frank Act prohibits state-chartered banks from engaging in derivatives transactions unless the loans to one borrower limits of the state in which the bank is chartered takes into consideration credit exposure to derivatives transactions. For this purpose, a derivatives transaction includes any contract, agreement, swap, warrant, note or option that is based in whole or in part on the value of, any interest in, or any quantitative measure or the occurrence of any event relating to, one or more commodities, securities, currencies, interest or other rates, indices or other assets.
     Transactions with Affiliates and Insiders. Effective one year from the date of enactment, the Dodd-Frank Act expands the definition of affiliate for purposes of quantitative and qualitative limitations of Section 23A of the Federal Reserve Act to include mutual funds advised by a depository institution or its affiliates. The Dodd-Frank Act will apply section 23A and Section 22(h) of the Federal Reserve Act (governing transactions with insiders) to derivative transactions, repurchase agreements and securities lending and borrowing transactions that create credit exposure to an affiliate or an insider. Any such transactions with affiliates must be fully secured. The current exemption from Section 23A for transactions with financial subsidiaries will be eliminated. The Dodd-Frank Act will additionally prohibit an insured depository institution from purchasing an asset from or selling an asset to an insider unless the transaction is on market terms and, if representing more than 10% of capital, is approved in advance by the disinterested directors.
     Debit Card Interchange Fees. Effective July 21, 2011, the Dodd-Frank Act requires that the amount of any interchange fee charged by a debit card issuer with respect to a debit card transaction must be reasonable and proportional to the cost incurred by the issuer. Within nine months of enactment, the Federal Reserve Board is required to establish standards for reasonable and proportional fees which may take into account the costs of preventing fraud. The restrictions on interchange fees, however, do not apply to banks that, together with their affiliates, have assets of less than $10 billion.
     Interest on Business Accounts. Effective July 21, 2011, the Dodd-Frank Act repealed the federal prohibitions on the ability of financial institutions to pay interest on demand deposit accounts. Our interest expense will increase and our net interest margin will decrease if we begin to offer interest on demand deposits to attract additional customers or maintain current customers.

     Consumer Financial Protection Bureau. The Dodd-Frank Act creates a new, independent federal agency called the Consumer Financial Protection Bureau (“CFPB”), which is granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the Equal Credit Opportunity Act, Truth in Lending Act, Real Estate Settlement Procedures Act, Fair Credit Reporting Act, Fair Debt Collection Act, the consumer financial privacy provisions of the Gramm-Leach-Bliley Act and certain other statutes. The CFPB will have examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets. Smaller institutions will be subject to rules promulgated by the CFPB but will continue to be examined and supervised by federal banking regulators for consumer compliance purposes. The CFPB will have authority to prevent unfair, deceptive or abusive practices in connection with the offering of consumer financial products. The Dodd-Frank Act authorizes the CFPB to establish certain minimum standards for the origination of residential mortgages including a determination of the borrower’s ability to repay. In addition, the Dodd-Frank Act will allow borrowers to raise certain defenses to foreclosure if they receive any loan other than a “qualified mortgage” as defined by the CFPB. The Dodd-Frank Act permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal laws and regulations.
Future Legislation
     Changes to the laws and regulations to which the Corporation and the Bank are subject can affect the operating environment of both the Corporation and the Bank in substantial and unpredictable ways. The Corporation cannot accurately predict whether those changes in laws and regulations will occur, and, if those changes occur, the ultimate effect they would have upon the financial condition or results of operations of the Corporation. This is also true of federal legislation particularly given the current volatile environment.
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
Marketing Area
     The Bank’s primary market area encompasses Columbia County, a 484 square mile area located in Northcentral Pennsylvania with a population of approximately 64,151 based on 2000 census data. The Town of Bloomsburg is Columbia County’s largest municipality and its center of industry and commerce. Bloomsburg has a population of approximately 12,375 based on 2000 census data, and is the county seat. Berwick, located on the eastern boundary of the Columbia County, is the second largest municipality, with a 2000 census data population of approximately 10,774. The Bank currently serves its market area through fourteen branch offices located in Bloomsburg, Benton, Berwick, Buckhorn, Catawissa, Elysburg, Hazelton, Lightstreet, Millville, Orangeville and Scott Township.
     The Bank competes with other depository institutions in Columbia, Luzerne, and Northumberland Counties. The Bank’s major competitors are: First Keystone Community Bank, PNC Bank, FNB Bank and M & T Bank, as well as several credit unions. The Bank’s extended market area includes the adjacent Pennsylvania counties of Lycoming, Montour, Schuylkill and Sullivan.
Allowance for Loan Losses
     Commercial loans and commercial real estate loans comprised 48.7 percent of our total consolidated loans as of December 31, 2010. Commercial loans are typically larger than residential real estate loans and consumer loans. Because our loan portfolio contains a significant number of commercial loans and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans may cause a significant increase in nonperforming loans. An increase in nonperforming loans could result in a loss of earnings from these loans and an increase in the provision for loan losses and loan charge-offs.
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
Deposits. We offer a variety of deposit accounts with a range of interest rates and terms. We currently offer savings accounts, NOW accounts, money market accounts, demand deposit accounts and certificates of deposit. The flow of deposits is influenced significantly by general economic conditions, changes in prevailing interest rates, pricing of deposits and competition. Our deposits are primarily obtained from areas surrounding our banking offices. We rely primarily on marketing, new products, service and long-standing relationships with customers to attract and retain these deposits. At December 31, 2010, our deposits totaled $474 million.
     When we determine the levels of our deposit rates, consideration is given to local competition, yields of U.S. Treasury securities and the rates charged for other sources of funds. We have maintained a high level of core deposits, which has contributed to our low cost of funds. Core deposits include savings, money market, NOW and demand deposit accounts, which, in the aggregate, represented 51.0 percent of total deposits at December 31, 2010 and 49.5 percent of total deposits at December 31, 2009.
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
Available Information
     We file reports, proxy, statements and other information electronically with the SEC through the Electronic Data Gathering Analysis and Retrieval (EDGAR) filing system. You may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room located at 450 5th Street, N.W., Washington, DC 20549. You can obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The SEC’s website address is http://www.sec.gov. Our website address is http://www.firstcolumbiabank.com. Copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC may be obtained without charge by writing to CCFNB Bancorp, Inc., 232 East Street, Bloomsburg, PA 17815; Attn: Mr. Jeffrey T. Arnold, CFO and Treasurer.

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
     The Bank’s income and cash flows and the value of its assets and liabilities depend to a great extent on the difference between the income earned on interest-earning assets such as loans and investment securities, and the interest expense paid on interest-bearing liabilities such as deposits and borrowings. These rates are highly sensitive to many factors which are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies, in particular, the Federal Reserve Board. Changes in monetary policy, including changes in interest rates, will influence the origination of loans and investment securities and the amounts paid on deposits. If the rates of interest the Bank pays on its deposits and other borrowings increases more than the rates of interest the Bank earns on its loans and other investments, the Bank’s net interest income, and therefore our earnings, could be adversely affected. The Bank’s earnings could also be adversely affected if the rates on its loans or other investments fall more quickly or rise slower than those on its deposits and other borrowings.
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
We operate in a highly regulated environment and may be adversely affected by changes in laws and regulations.
     We are subject to extensive regulation and supervision under federal and state laws and regulations. The requirements and limitations imposed by such laws and regulations limit the manner in which we conduct our business, undertake new investments and activities and obtain financing. These regulations are designed primarily for the protection of the deposit insurance funds and consumers and not to benefit our shareholders. Financial institution regulation has been the subject of significant legislation including, without limitations, the Dodd-Frank Wall Street Reform Consumer Protection Act, and may be the subject of further significant legislation in the future, none of which is within our control. These programs and proposals subject us and other financial institution to additional restrictions, oversight and costs that may have an adverse impact on our business, financial condition, results of operations or the price of our common stock. Federal and state regulatory agencies also frequently adopt changes to their regulations or change the manner in which existing regulations are applied or enforced. We cannot predict the substance or impact of pending or future legislation, regulation or the application thereof. Compliance with such current and potential regulation and scrutiny may significantly increase our costs, impede the efficiency of our internal business processes, require us to increase our regulatory capital and limit our ability to pursue business opportunities in an efficient manner.
Training and technology costs, as well as product development and operating costs, may exceed our expectations and negatively impact our profitability.
     The financial services industry is constantly undergoing technological changes in the types of products and services provided to customers to enhance customer convenience. Our future success will depend upon our ability to address the changing technological needs of our customers. We have invested a substantial amount of resources to update our technology and train the management team. This investment in technology and training seeks to increase efficiency in the management team’s performance and improve accessibility to customers. We are also investing in the improvement of operating systems and the development of new marketing initiatives. The costs of implementing the technology, training, product development, and marketing costs may exceed our expectations and negatively impact our results of operations and profitability.
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

Increases in FDIC insurance premiums may have a material adverse effect of our results of operations.
     During 2008, 2009 and 2010, higher levels of bank failures have dramatically increased resolution costs of the Federal Deposit Insurance Corporation, or the FDIC, and depleted the deposit insurance fund. In addition, the FDIC and the U.S. Congress have taken action to increase federal deposit insurance coverage, placing additional stress on the deposit insurance fund.
     In order to maintain a strong funding position and restore reserve ratios of the deposit insurance fund, the FDIC increased assessment rates of insured institutions uniformly by seven cents for every $100 of deposits beginning with the first quarter of 2009, with additional changes beginning April 1, 2009, which require riskier institutions to pay a larger share of premiums by factoring the rate adjustments based on secured liabilities and unsecured debt levels.
     To further support the rebuilding of the deposit insurance fund, the FDIC imposed a special assessment on each insured institution, equal to five basis points of the institution’s total assets minus Tier 1 capital as of September 30, 2009. For the Bank, this represented an aggregate charge of approximately $260,000. In lieu of imposing an additional special assessment, the FDIC required all institutions to prepay their assessments for all of 2010, 2011 and 2012, which for us totaled $2.0 million. The FDIC has indicated that future special assessments are possible, although it has not determined the magnitude or timing of any future assessments.
     We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. If there are additional bank or financial institution failures, we may be required to pay even higher FDIC premiums. Our expenses for the years ended December 31, 2010 and 2009 have been adversely affected by these increased premiums and any additional special assessments may further adversely affect our results of operations.
We are a holding company dependent for liquidity on payments from First Columbia Bank & Trust Co., our major subsidiary, which are subject to restrictions.
     We are a financial holding company and depend on dividends, distributions and other payments from First Columbia Bank & Trust Co., our major subsidiary to fund dividend payments and to fund all payments on obligations. The Bank is subject to laws that restrict dividend payments or authorize regulatory bodies to block or reduce the flow of funds from it to us. Restrictions or regulatory action of that kind could impede access to funds that we need to make payments on our obligations, dividend payments or stock repurchases. In addition, our right to participate in a distribution of assets upon our subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors.
Our commercial real estate lending may expose us to a greater risk of loss and hurt our earnings and profitability.
     Our business strategy includes making loans secured by commercial real estate. These types of loans generally have higher risk-adjusted returns and shorter maturities than traditional one-to-four family residential mortgage loans. At December 31, 2010, our loans secured by commercial real estate properties totaled approximately $96 million, which represented 28.1% of total loans. Loans secured by commercial real estate properties are generally for larger amounts and may involve a greater degree of risk than one-to-four family residential mortgage loans. Payments on loans secured by these properties are often dependent on the income produced by the underlying properties which, in turn, depends on the successful operation and management of the properties. Accordingly, repayment of these loans is subject to adverse conditions in the real estate market of the local economy. In addition, many economists believe that deterioration in income producing commercial real estate is likely to worsen as vacancy rates continue to rise and absorption rates of existing square footage continue to decline. Because of the current general economic slowdown, these loans represent higher risk, could result in an increase in our total net-charge offs and could require us to increase our allowance for loan losses, which could have a material adverse effect on our financial condition and results of operations. While we seek to minimize these risks in a variety of ways, there can be no assurance that these measures will protect against credit-reacted losses.
We are required to make a number of judgments in applying accounting policies and different estimates and assumptions in the application of these policies could result in a decrease in capital and/or other material changes to our reports of financial condition and results of operations. Also, changes in accounting standards can be difficult to predict and can materially impact how we record and report our financial condition and results of operations.
     Material estimates that are particularly susceptible to significant changes relate to the determination of the allowance for loan losses and reserve for unfunded lending commitments and the fair value of certain financial instruments (securities, derivatives, and privately held investments). While we have identified those accounting policies that are considered critical and have procedures in place to facilitate the associated judgments, different assumptions in the application of these policies could result in a decrease to net income and, possibly, capital and may have a material adverse effect on our financial condition and results of operations.
     Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. From time to time, the Financial Accounting Standards Board changes the financial accounting and reporting standards that govern the preparation of our financial statements. These changes can be hard to predict and can materially impact how we record and report our financial condition and results of operations.

Impairment of investment securities, goodwill, other intangible assets, or deferred tax assets could require charges to earnings, which could result in a negative impact on our results of operations.
     In assessing the impairment of investment securities, we consider the length of time and extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuers, and the intent and ability to retain its investment in the issuer for a period of time sufficient to allow for an anticipated recovery in fair value in the near term. Under current accounting standards, goodwill and certain other intangible assets with indeterminate lives are no longer amortized but, instead, are assessed for impairment periodically or when impairment indicators are present. Assessment of goodwill and such other intangible assets could result in circumstances were the applicable intangible asset is deemed to be impaired for accounting purposes. Under such circumstances, the intangible asset’s impairment would be reflected as a charge to earnings in the period during which such impairment is identified. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The impact of each of these impairment matters could have a material adverse effect on our business, result of operations and financial condition.
If we want to, or are compelled to, raise additional capital in the future, that capital may not be available when it is needed and on terms favorable to current shareholders.
     Federal banking regulators requires us and our banking subsidiary to maintain adequate levels of capital to support our operations. These capital levels are determined and dictated by law, regulation and banking regulatory agencies. In addition, capital levels are also determined by our management and board of directors based on capital levels that they believe are necessary to support our business operations. At December 31, 2010, all three capital ratios for us and our banking subsidiary were above “well capitalized” levels under current bank regulatory guidelines. To be “well capitalized,” banking companies generally must maintain a Tier 1 leverage ratio of at least 5%, a Tier 1 risk-based capital ratio of at least 6% and a Total risk-based capital ratio of at least 10%. However, our regulators may require us or our banking subsidiary to operate with higher capital levels. For example, regulators recently have required some banks to attain a Tier 1 leverage ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 10%, and a Total risk-based capital ratio of at least 12%.
     Our ability to raise additional capital will depend on conditions in the capital markets at that time, which are outside of our control, and on our financial performance. Accordingly, we cannot assure you of our ability to raise additional capital on terms and time frames acceptable to us and to raise additional capital at all. If we cannot raise additional capital in sufficient amounts when needed, our ability to comply with regulatory capital requirements could be materially impaired. Additionally, the inability to raise capital in sufficient amounts may adversely affect our operations, financial conditions and results of operations. Our ability to borrow could also be impaired by factors that are nonspecific to us, such as severe disruption of the financial markets or negative news and expectations about the prospects for the financial services industry as a whole as evidenced by recent turmoil in the domestic and worldwide credit markets. If we raise capital through the issuance of additional shares of our common stock or other securities, we would likely dilute the ownership interests of current investors and could dilute the per share book value or earnings per share of our common stock. Furthermore, a capital raise through issuance of additional shares may have an adverse impact on our stock price.
The soundness of other financial institutions could adversely affect us.
     Our ability to engage in routine funding and other transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty and other relationships. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led to market-wide liquidity problems, losses of depositor, creditor and counterparty confidence and could lead to losses or defaults by us or by other institutions . We could experience increases in deposits and assets as a result of other banks’ difficulties or failure, which would increase the capital we need to support such growth.
A substantial decline in the value of our Federal Home Loan Bank of Pittsburgh common stock may adversely affect our financial condition.
     We own common stock of the Federal Home Loan Bank of Pittsburgh, or the FHLB, in order to qualify for membership in the Federal Home Loan Bank system, which enables us to borrow funds under the Federal Home Loan Bank advance program. The carrying value and fair market value of our FHLB common stock was approximately $2.9 million as of December 31, 2010.
     Published reports indicate that certain member banks of the Federal Home Loan Bank system may be subject to asset quality risks that could result in materially lower regulatory capital levels. In December 2008, the FHLB had notified its member banks that it had suspended dividend payments and the repurchase of capital stock until further notice is provided. In an extreme situation, it is possible that the capitalization of the Federal Home Loan Bank, including the FHLB, could be substantially diminished or reduced to zero. Consequently, given that there is no market for our FHLB common stock, we believe that there is a risk that our investment could be deemed other-than-temporarily impaired at some time in the future. If this occurs, it may adversely affect our results of operations, and financial condition. If the FHLB were to cease operations, or if we were required to write-off our investment in the FHLB, our business, financial condition, liquidity, capital and results of operations may be materially adversely affected.

An interruption or breach in security with respect to our information system, or our outsourced service providers, could adversely impact our reputation and have an adverse impact on our financial condition and results of operations.
     We rely on software, communication, and other information exchange on a variety of computing platforms and networks and over the Internet. Despite numerous safeguards, we cannot be certain that all of our systems are entirely free from vulnerability to attack or other technological difficulties or failures. We rely on the services of a variety of vendors to meet our data processing and communication needs. If information security is breached or other technology difficulties or failures occur, information may be lost or misappropriated, services and operations may be interrupted and we could be exposed to claims from customers. Any of these results could have a material adverse effect on our financial condition, results of operations or liquidity.
Item 1B. Unresolved Staff Comments
     Not applicable.
Item 2. Properties
     Our executive offices are at 232 East Street, Bloomsburg, Pennsylvania. The Bank’s legal or registered office is also at 232 East Street, Bloomsburg, Pennsylvania.
     We own all of the banking centers except 2 branch facilities and 2 ATM facilities, which we lease. See Footnote 14 at Item 8 for lease details. During 2010 we sold a former branch bank building located at Red Rock Road, Benton. The remaining banking centers are described as follows:

	Approximate	Own or
Location	Square Footage	Lease	Use
Market Street, Benton, PA	8,512	Own	Banking Services
1919 W. Front Street, Berwick, PA	2,440	Own	Banking Services
Market Street, Berwick, PA	3,547	Own	Banking Services
1 Hospital Drive, Bloomsburg	120	Lease	ATM Facility
17 E. Main Street, Bloomsburg	100	Lease	ATM Facility
232 East Street, Bloomsburg	16,213	Own	Main Office and Bancorp Headquarters
Market Street, Bloomsburg	1,335	Lease	Banking Services
Buckhorn, PA	693	Lease	Banking Services (In Wal-Mart Supercenter)
Buckhorn, PA	3,804	Own	Banking Services
Catawissa, PA	1,558	Own	Banking Services
Catawissa, PA	1,300	Own	Residential
Elysburg, PA	2,851	Own	Banking Services
Millville, PA	2,553	Own	Banking Services
Orangeville, PA	3,444	Own	Banking Services
1199 Lightstreet Road, Scott Township, PA	16,384	Own	Banking Services, Financial Planning, IT and Deposit Operations
2691 Columbia Blvd, Scott Township, PA	3,680	Own	Banking Services
992 Central Road, Scott Township, PA	12,813	Own	Operations Center
West Hazleton, PA	3,015	Own	Banking Services
     We consider our facilities to be suitable and adequate for our current and immediate future purposes.
Item 3. Legal Proceedings
     We and the Bank are not party to any legal proceedings that could have a material effect upon our financial condition or income. In addition, we and the Bank are not parties to any legal proceedings under federal and state environmental laws.
PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     We had 955 stockholders of record not including individual participants in security position listings and 2,225,931 shares of common stock, par value of $1.25 per share, the only authorized class of common stock, outstanding as of March 1, 2011. Quotations for our common stock appear under the symbol “CCFN” on the OTC Bulletin Board. These quotations represent inter-dealer prices and do not include retail mark up, markdown or commission. They may not necessarily represent actual transactions. The high and low closing sale prices and dividends per share of our common stock for the four quarters of 2010 and 2009 are summarized in the following table.

2010:	High ($)	Low ($)	Dividends Declared ($)
First quarter	27.78	24.95	.29
Second quarter	27.99	25.70	.29
Third quarter	28.22	25.70	.30
Fourth quarter	30.00	27.72	.30

2009:	High ($)	Low ($)	Dividends Declared ($)
First quarter	19.00	14.00	.24
Second quarter	22.50	18.35	.24
Third quarter	24.00	20.90	.27
Fourth quarter	28.00	23.50	.28
     We have paid cash dividends since organization of the Corporation in 1983. It is our present intention to continue the dividend payment policy, although the payment of future dividends must necessarily depend upon earnings, financial position, restrictions under applicable law and other factors relevant at the time the Board of Directors considers any declaration of dividends. Our ability to pay dividends is subject to certain legal restrictions described in Note 17, “Regulatory Matters” of the “Notes to Consolidated Financial Statements” included under Item 8 of this report, and from the “Capital Resources” section of the “Management’s Discussion and Analysis of Consolidated Financial Conditions and Results of Operations,” included under Item 7 of this report.
     Following is a schedule of the shares of the Corporation’s common stock purchased by the Corporation during the fourth quarter of 2010:

	Total	Average	Total Number of	Maximum Number (or
	Number of	Price Paid	Shares (or Units)	Approximate Dollar Value)
	Shares (or	per Share	Purchased as Part of	of Shares (or Units) that
	Units)	(or Units)	Publicly Announced	May Yet Be Purchased
Period	Purchased	Purchased	Plans or Programs (1)	Under the Plans or Programs
Month #1 (October 1 - October 31, 2010)	5,000	$28.80	5,000	139,000
Month #2 (November 1 - November 30, 2010)	—	—	—	139,000
Month #3 (December 1 - December 31, 2010)	—	—	—	139,000

(1)	This program was announced in 2009. The Board of Directors approved the purchase of 200,000 shares from time to time at prevailing market prices in block trades on the open market or in privately negotiated transactions, as market conditions warrant. No expiration date is associated with this program.

Item 6. Selected Financial Data
     During the year ended December 31, 2008, we completed the acquisition of Columbia Financial Corporation which had a material affect on the comparability of the information listed below. Details of the merger are included in footnote 15 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.
CCFNB BANCORP, INC.
SELECTED CONSOLIDATED FINANCIAL SUMMARY

		For the Year Ending December 31,
(In Thousands except per share data)	2010	2009	2008	2007	2006
INCOME STATEMENT DATA:
Total interest income	$26,776	$28,420	$21,357	$14,483	$13,202
Total interest expense	6,683	8,614	7,504	6,185	5,301

Net interest income	20,093	19,806	13,853	8,298	7,901
Provision for possible loan losses	1,555	1,025	750	30	175
Non interest income	6,123	5,065	3,043	2,305	1,900
Non interest expenses	16,031	15,914	12,172	7,038	6,437
Federal income taxes	2,326	2,055	896	888	777

Net income	$6,304	$5,877	$3,078	$2,647	$2,412

PER SHARE DATA:
Earnings per share (1)	$2.82	$2.61	$1.82	$2.15	$1.93
Cash dividends declared per share	$1.18	$1.03	$0.90	$0.82	$0.78
Book value per share	$30.48	$28.95	$26.94	$25.79	$24.36
Average annual shares outstanding	2,232,239	2,253,087	1,688,498	1,233,339	1,249,844

BALANCE SHEET DATA:
Total assets	$614,299	$602,489	$568,319	$245,324	$241,920
Total loans	340,453	330,489	320,068	161,460	160,641
Total securities	210,185	223,250	196,580	57,686	53,486
Total deposits	473,792	462,288	434,309	170,938	169,285
FHLB advances-long-term	6,123	15,128	9,133	11,137	11,297
Total stockholders’ equity	67,854	65,086	60,775	31,627	30,249

PERFORMANCE RATIOS:
Return on average assets	1.03%	1.01%	0.77%	1.07%	1.02%
Return on average stockholders’ equity	9.35%	9.25%	6.91%	8.54%	7.97%
Net interest margin (2)	3.68%	3.80%	3.90%	3.74%	3.74%
Total non-interest expense as a percentage of average assets	2.62%	2.73%	3.06%	2.83%	2.72%

ASSET QUALITY RATIOS:
Allowance for possible loan losses as a percentage of total loans	1.41%	1.27%	1.17%	0.89%	0.91%
Allowance for possible loan losses as a percentage of non-performing loans (3)	115.75%	89.87%	83.29%	102.64%	686.79%
Non-performing loans as a percentage of total loans (3)	1.22%	1.42%	1.43%	0.09%	0.13%
Non-performing assets as a percentage of total assets (3)	0.68%	0.78%	0.86%	0.57%	0.09%
Net charge-offs as a percentage of average net loans (4)	-0.28%	-0.18%	-0.05%	-0.03%	-0.17%

LIQUIDITY AND CAPITAL RATIOS:
Average equity to average assets	11.04%	10.90%	11.19%	12.48%	12.79%
Tier 1 capital to risk-weighted assets (5)	17.25%	16.38%	15.37%	18.10%	19.25%
Leverage ratios (5) (6)	10.00%	9.82%	9.27%	12.71%	12.71%
Total capital to risk-weighted assets (5)	18.50%	17.62%	16.48%	18.93%	20.29%
Dividend Payout Ratio	41.72%	39.44%	51.75%	38.16%	40.38%

(1)	Based upon average shares and common share equivalents outstanding.

(2)	Represents net interest income as a percentage of average total interest-earning assets, calculated on a tax-equivalent basis.

(3)	Non-performing loans are comprised of (i) loans which are on a non-accrual basis, (ii) accruing loans that are 90 days or more past due, and (iii) restructured loans. Non-performing assets are comprised of non-performing loans and foreclosed real estate (assets acquired in foreclosure), if applicable.

(4)	Based upon average balances for the respective periods.

(5)	Based on the Federal Reserve Bank’s risk-based capital guidelines, as applicable to the Corporation. The Bank is subject to similar requirements imposed by the FDIC.

(6)	The leverage ratio is defined as the ratio of Tier 1 Capital to average total assets less intangible assets, if applicable.
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
     Certain statements in this section and elsewhere in this Annual Report on Form 10-K, other periodic reports filed by us under the Securities Exchange Act of 1934, as amended, and any other written or oral statements made by or on behalf of us may include “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 which reflect our current views with respect to future events and financial performance. Such forward looking statements are based on general assumptions and are subject to various risks, uncertainties, and other factors that may cause actual results to differ materially from the views, beliefs and projections expressed in such statements. These risks, uncertainties and other factors include, but are not limited to:
•	Our business and financial results are affected by business and economic conditions, both generally and specifically in the Northcentral Pennsylvania market in which we operate.

•	Changes in interest rates and valuations in the debt, equity and other financial markets.

•	Disruptions in the liquidity and other functioning of financial markets, including such disruptions in the market for real estate and other assets commonly securing financial products.

•	Actions by the Federal Reserve Board and other government agencies, including those that impact money supply and market interest rates.

•	Changes in our customers’ and suppliers’ performance in general and their creditworthiness in particular.

•	Changes in customer preferences and behavior, whether as a result of changing business and economic conditions or other factors.

•	Changes resulting from the newly enacted Dodd-Frank Wall Street Reform and Consumer Protection Act.

•	A continuation of recent turbulence in significant segments of the United States and global financial markets, particularly if it worsens, could impact our performance, both directly by affecting our revenues and the value of our assets and liabilities and indirectly by affecting our customers and suppliers and the economy generally.

•	Our business and financial performance could be impacted as the financial industry restructures in the current environment by changes in the competitive landscape.

•	Given current economic and financial market conditions, our forward-looking statements are subject to the risk that these conditions will be substantially different than we are currently expecting. These statements are based on our current expectations that interest rates will remain low throughout most of 2011 with consistent credit spreads and our view that national economic trends currently point to improving economic conditions into 2011 and a subdued recovery.

•	Legal and regulatory developments could have an impact on our ability to operate our businesses or our financial condition or results of operations or our competitive position or reputation. Reputational impacts, in turn, could affect matters such as business generation and retention, our ability to attract and retain management, liquidity and

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
RESULTS OF OPERATIONS
NET INTEREST INCOME
2010 vs. 2009
     Tax-equivalent net interest income increased $342,000 thousand or 1.7 percent to $20.8 million for the year ended December 31, 2010. Net interest margin decreased to 3.68 percent at December 31, 2010 from 3.80 percent at December 31, 2009. The decrease in margin resulted primarily from the yield on interest-bearing liabilities decreasing 47 basis points to 1.39 percent while the yield on interest-earning assets decreased 54 basis points to 4.86 percent.
     The 54 basis point decrease to the yield from interest-earning assets was driven by decreases of 24 basis points to the loan yield and the 89 basis point decrease to the investment yield. Tax-equivalent net interest income from loans decreased to $20.1 million for the year ended December 31, 2010 as variable rate real estate loans re-priced to lower market rates and the overall average balance of residential mortgages continued to decline from customer refinancing. For the year ended December 31, 2010, tax-equivalent net interest income from investments decreased $1.6 million while the yield decreased 89 basis points. The primary cause of the yield decrease was the 2010 reinvestment, at lower rates, of called U.S. Agency securities.
     The 47 basis point decrease on interest-bearing liabilities resulted from decreases of 47 basis points to the deposit yield and the 43 basis point decrease to the borrowing yield. The total deposit yield decreased 47 basis points to 1.41 percent at December 31, 2010 while the yield on total borrowings decreased 43 basis points to 1.29 percent at December 31, 2010. Decreases of 75 basis points on the time deposits and 28 basis points on the money markets for the year ended December 31, 2010 were the primary reason for the yield decrease in total deposits. A decrease of 135 basis points on the long-term borrowings for the year ended December 31, 2010 was the primary reason for the yield decrease in the total borrowings as the short-term borrowing yield increased 5 basis points over the same period. The long-term borrowing had an average balance of $9.3 million and $12.5 million as of December 31, 2010 and 2009, respectively and reflects the 2010 maturity and repayment of $9.0 million in term FHLB borrowings. The yield decreases were driven by lower U.S. Treasury rates as well as local market competition.

2009 vs. 2008
     Tax-equivalent net interest income increased $6.1 million or 42.5 percent to $20.5 million for the year ended December 31, 2009.
     Reported tax-equivalent interest income increased $7.2 million or 33.0 percent to $29.1 million for the year ended December 31, 2009. The increase primarily resulted from the 2008 acquisition of Columbia Financial Corporation (“CFC”) as described in Note 15 of the Notes to the Consolidated Financial Statements included in Item 8. The acquisition of CFC, completed July 18, 2008,contributed a 2008 increase in net loans in the amount of $160.7 million, an increase in investment securities in the amount of $138.3 million, an increase in federal funds sold in the amount of $517,000, and an increase in interest-bearing deposits in other banks of $129,000.
     Reported interest expense increased $1.1 million or 14.8 percent to $8.6 million. The 2008 acquisition of CFC contributed an increase in deposits in the amount of $264.7 million, an increase in other borrowings of $31.9 million, and an increase of $4.6 million in junior subordinate debentures.
     Net interest margin decreased to 3.80 percent at December 31, 2009 from 3.90 percent at December 31, 2008. The decrease in margin resulted primarily from the yield on interest-bearing liabilities decreasing 51 basis points to 1.86 percent while the yield on interest-earning assets decreased 54 basis points to 5.40 percent. The 54 basis point decrease to interest-earning assets was driven by related decreases of 49 basis points to the loan yield and the 40 basis point decrease to the investment yield. Tax-equivalent net interest income from loans increased to $20.2 million for the year ended December 31, 2009. Despite the increased income, an overall decrease in the yield resulted as variable rate real estate loans re-priced to market rates. For the year ended December 31, 2009, tax-equivalent net interest income from investments increased $2.9 million while the yield decreased 40 basis points. The primary cause of the yield decrease was the 2009 reinvestment, at lower rates, of called U.S. Agency securities. The 51 basis point decrease on interest-bearing liabilities resulted from related decreases of 44 basis points to the deposit yield and the 92 basis point decrease to the borrowing yield. The total deposit yield decreased 44 basis points to 1.88 percent at December 31, 2009 while the yield on total borrowings decreased 92 basis points to 1.72 percent at December 31, 2009. A decrease of 59 basis points on the time deposits for the year ended December 31, 2009 was the primary reason for the yield decrease in total deposits. Time deposits had an average balance of $228.0 million and $154.3 million as of December 31, 2009 and 2008, respectively. A decrease of 101 basis points on the short-term borrowings for the year ended December 31, 2009 was the primary reason for the yield decrease in the total borrowings as the long-term borrowing yield decreased 96 basis points over the same period. The short-term borrowing had an average balance of $48.8 million and $42.9 million as of December 31, 2009 and 2008, respectively. The yield decreases were driven by the rate decreases enacted throughout 2008 by the Federal Open Market Committee (FOMC) as well as local market competition.

     The following Average Balance Sheet and Rate Analysis table presents the average assets, actual income or expense and the average yield on assets, liabilities and stockholders’ equity for the years 2010, 2009 and 2008.
AVERAGE BALANCE SHEET AND RATE ANALYSIS
YEARS ENDED DECEMBER 31,

	2010			2009			2008
(In Thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS:	(1)			(1)			(1)
Tax-exempt loans	$22,900	$1,460	6.38%	$19,627	$1,254	6.39%	$16,156	$1,070	6.62%
All other loans	316,511	18,662	5.90%	307,450	18,925	6.16%	218,915	14,587	6.66%

Total loans (2)(3)(4)	339,411	20,122	5.93%	327,077	20,179	6.17%	235,071	15,657	6.66%

Taxable securities	196,615	6,710	3.41%	189,202	8,220	4.34%	118,012	5,633	4.77%
Tax-exempt securitites (3)	10,640	602	5.66%	11,550	650	5.63%	6,765	385	5.69%

Total securities	207,255	7,312	3.53%	200,752	8,870	4.42%	124,777	6,018	4.82%

Federal funds sold	1,536	2	0.13%	7,639	10	0.13%	6,990	155	2.22%
Interest-bearing deposits	17,623	42	0.24%	2,877	8	0.28%	873	22	2.52%

Total interest-earning assets	565,825	27,478	4.86%	538,345	29,067	5.40%	367,711	21,852	5.94%

Other assets	45,161			44,460			30,117

TOTAL ASSETS	$610,986			$582,805			$397,828

LIABILITIES:
Savings	$63,223	237	0.37%	$56,493	225	0.40%	$39,223	156	0.40%
Now deposits	71,374	99	0.14%	68,650	100	0.15%	47,534	129	0.27%
Money market deposits	42,460	319	0.75%	43,906	452	1.03%	21,119	350	1.66%
Time deposits	234,812	5,154	2.19%	228,005	6,701	2.94%	154,334	5,447	3.53%

Total deposits	411,869	5,809	1.41%	397,054	7,478	1.88%	262,210	6,082	2.32%

Short-term borrowings	53,691	427	0.80%	48,826	368	0.75%	42,912	754	1.76%
Long-term borrowings	9,252	349	3.77%	12,492	640	5.12%	9,413	572	6.08%
Junior subordinate debentures	4,640	98	2.11%	4,640	128	2.76%	1,605	96	5.98%

Total borrowings	67,583	874	1.29%	65,958	1,136	1.72%	53,930	1,422	2.64%

Total interest-bearing liabilities	479,452	6,683	1.39%	463,012	8,614	1.86%	316,140	7,504	2.37%

Demand deposits	59,013			51,908			34,403
Other liabilities	5,096			4,359			2,761
Stockholders’ equity	67,425			63,526			44,524

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$610,986			$582,805			$397,828

Interest rate spread (6)			3.47%			3.54%			3.57%

Net interest income/margin (5)		$20,795	3.68%		$20,453	3.80%		$14,348	3.90%

(1)	Average volume information was compared using daily averages for interest-earning and bearing accounts.

(2)	Interest on loans includes loan fee income.

(3)	Tax exempt interest revenue is shown on a tax-equivalent basis using a statutory federal income tax rate of 34 percent for 2010, 2009 and 2008.

(4)	Nonaccrual loans have been included with loans for the purpose of analyzing net interest earnings.

(5)	Net interest margin is computed by dividing annualized tax-equivalent net interest income by total interest earning assets.

(6)	Interest rate spread represents the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.

Reconcilement of Taxable Equivalent Net Interest Income

	For the Years Ended December 31,
(In Thousands)	2010	2009	2008
Total interest income	$26,776	$28,420	$21,357
Total interest expense	6,683	8,614	7,504

Net interest income	20,093	19,806	13,853
Tax equivalent adjustment	702	647	495

Net interest income
(fully taxable equivalent)	$20,795	$20,453	$14,348

Rate/Volume Analysis
     To enhance the understanding of the effects of volumes (the average balance of earning assets and costing liabilities) and average interest rate fluctuations on the balance sheet as it pertains to net interest income, the table below reflects these changes for 2010 versus 2009, and 2009 versus 2008:

	Year Ended December 31,
	2010 vs 2009			2009 vs 2008
	Increase (Decrease)			Increase (Decrease)
	Due to			Due to
(In Thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Loans, tax-exempt	$209	$(4)	$205	$223	$(39)	$184
Loans	613	(875)	(262)	5,346	(1,008)	4,338
Taxable investment securities	311	(1,821)	(1,510)	3,133	(546)	2,587
Tax-exempt investment securities	(51)	3	(48)	269	(4)	265
Federal funds sold	(8)	—	(8)	13	(158)	(145)
Interest bearing deposits	35	(1)	34	19	(33)	(14)

Total interest-earning assets	1,109	(2,698)	(1,589)	9,003	(1,788)	7,215

Interest expense:
Savings	26	(14)	12	69	—	69
NOW deposits	4	(5)	(1)	44	(73)	(29)
Money market deposits	(16)	(117)	(133)	272	(170)	102
Time deposits	195	(1,742)	(1,547)	2,278	(1,024)	1,254
Short-term borrowings	41	18	59	93	(479)	(386)
Long-term borrowings, FHLB	(2,588)	2,297	(291)	168	(100)	68

Junior subordinate debentures	—	(30)	(30)	84	(52)	32

Total interest-bearing liabilities	(2,338)	407	(1,931)	3,008	(1,898)	1,110

Change in net interest income	$3,447	$(3,105)	$342	$5,995	$110	$6,105

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
     Although management believes that it uses the best information available to make such determinations and that the allowance for loan losses is adequate at December 31, 2010, future adjustments could be necessary if circumstances or economic conditions differ substantially from the assumptions used in making the initial determinations. A downturn in the local economy or employment and delays in receiving financial information from borrowers could result in increased levels of nonperforming assets and charge-offs, increased loan loss provisions and reductions in interest income. Also, as part of the examination process, bank regulatory agencies periodically review the Bank’s loan loss allowance. The bank regulators could require the recognition of additions to the loan loss allowance based on their judgment of information available to them at the time of their examination.
     The provision for loan losses amounted to $1,555,000 and $1,025,000 for the years ended December 31, 2010 and 2009, respectively. Management concluded the increase of the provision was appropriate considering the gross loan growth experience of $10.0 million, minimal decreases in nonperforming assets, increased levels of commercial loans, and the sluggish recovery in the national economy. Utilizing the resources noted above, management concluded that the allowance for loan losses remains at a level adequate to provide for probable losses inherent in the loan portfolio.
2009 vs. 2008
     The provision for loan losses increased from $1,025,000 in 2009 to $750,000 in 2008.
NON-INTEREST INCOME
2010 vs. 2009
     Total non-interest income increased $1.1 million or 20.9 percent to $6.1 million for the year ended December 31, 2010. The service charges and fees increased $74,000 or 4.3 percent to $1,778,000 for the year ended December 31, 2010. Gain on sale of loans increased $496,000 or 80.4 percent from $617,000 in 2009 to $1,113,000 in 2010 primarily due to increased volume of loans sold during 2010. Brokerage income increased $44,000 or 15.7 percent from $281,000 in 2009 to $325,000 in 2010. Income from Trust services increased $8,000 or 1.2 percent from $655,000 in 2009 to $663,000 in 2010. During 2010, we recorded an other than temporary impairment loss on the equity security portfolio in the amount of $42,000. During 2009, we recorded an other than temporary impairment loss on the equity security portfolio in the amount of $69,000 and a realized loss from the sale of equity securities in the amount of $316,000. Interchange fees increased $107,000 or 14.4 percent from $743,000 in 2009 to $850,000 in 2010 due to increased transactional volume. Other income decreased $13,000 from $1,005,000 in 2009 to $992,000 in 2010.

	For The Year Ended
	December 31, 2010		December 31, 2009		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Service charges and fees	$1,778	29.0%	$1,704	33.6%	$74	4.3%
Gain on sale of loans	1,113	18.2	617	12.2	496	80.4
Earnings on bank-owned life insurance	444	7.3	445	8.8	(1)	(0.2)
Brokerage	325	5.3	281	5.5	44	15.7
Trust	663	10.8	655	12.9	8	1.2
Investment security losses	(42)	(0.7)	(385)	(7.6)	343	(89.1)
Interchange fees	850	13.9	743	14.7	107	14.4
Other	992	16.2	1,005	19.9	(13)	(1.3)

Total non-interest income	$6,123	100.0%	$5,065	100.0%	$1,058	20.9%

2009 vs. 2008
     Total non-interest income increased $2.0 million or 66.4 percent to $5.1 million for the year ended December 31, 2009. The increase primarily resulted from the 2008 acquisition of CFC as described in Note 15 of the Notes to the Consolidated Financial Statements included in Item 8. The service charges and fees increased $423,000 or 33.0 percent to $1,704,000 for the year ended December 31, 2009. Gain on sale of loans increased $301,000 or 95.3 percent from $316,000 in 2008 to $617,000 in 2009. Brokerage income increased $63,000 or 28.9 percent from $218,000 in 2008 to $281,000 in 2009. Income from Trust services increased $221,000 or 50.9 percent from $434,000 in 2008 to $655,000 in 2009. During 2009, we recorded an other than temporary impairment loss on the equity security portfolio in the amount of $69,000 and a realized loss from the sale of equity securities in the amount of $316,000. Other income increased $563,000 from $442,000 in 2008 to $1,005,000 in 2009 primarily as a result of a 2009 gain on the sale of property and equipment in the amount of $129,000.

	For The Year Ended
	December 31, 2009		December 31, 2008		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Service charges and fees	$1,704	33.6%	$1,281	42.1%	$423	33.0%
Gain on sale of loans	617	12.2	316	10.4	301	95.3
Earnings on bank-owned life insurance	445	8.8	366	12.0	79	21.6
Brokerage	281	5.5	218	7.2	63	28.9
Trust	655	12.9	434	14.3	221	50.9
Investment security losses	(385)	(7.6)	(431)	(14.2)	46	(10.7)
Interchange fees	743	14.7	417	13.7	326	78.2
Other	1,005	19.9	442	14.5	563	127.4

Total non-interest income	$5,065	100.0%	$3,043	100.0%	$2,022	66.4%

NON-INTEREST EXPENSE
2010 vs. 2009
     Total non-interest expense increased $117 thousand or 0.7% from $15.9 million in 2009 to $16.0 million in 2010. Salaries and employee benefits increased $339 thousand or 4.3 percent for the year ended December 31, 2010 primarily as a result of increased health insurance premiums. FDIC assessments decreased $310 thousand from $920 thousand in 2009 to $610 thousand in 2010 due to the 2009 special assessment and a decrease in assessment rate.
     One standard to measure non-interest expense is to express non-interest expense as a percentage of average total assets. In 2010 this percentage was 2.62 percent compared to 2.73 percent in 2009.

	For The Years Ended
	December 31, 2010		December 31, 2009		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Salaries	$6,447	40.2%	$6,314	39.7%	$133	2.1%
Employee benefits	1,811	11.3	1,605	10.1	206	12.8
Occupancy	1,114	6.9	1,062	6.7	52	4.9
Furniture and equipment	1,330	8.3	1,272	8.0	58	4.6
State shares tax	561	3.5	529	3.3	32	6.0
Professional fees	595	3.7	587	3.7	8	1.4
Directors fees	274	1.7	284	1.8	(10)	(3.5)
FDIC assessments	610	3.8	920	5.8	(310)	(33.7)
Telecommunications	385	2.4	347	2.2	38	11.0
Amortization of core deposit intangible	576	3.6	643	4.0	(67)	(10.4)
Automated teller machine and interchange	560	3.5	509	3.2	51	10.0
Other	1,768	11.1	1,842	11.5	(74)	(4.0)

Total non-interest expense	$16,031	100.0%	$15,914	100.0%	$117	0.7%

2009 vs. 2008
     Total non-interest expense increased $3.7 million or 30.7% from $12.2 million in 2008 to $15.9 million in 2009. The increases primarily resulted from the 2008 acquisition of CFC as described in Note 15 of the Notes to the Consolidated Financial Statements included in Item 8. Salaries and employee benefits increased $859 thousand or 12.2 percent for the year ended December 31, 2009. Other expenses, Occupancy, Furniture and Equipment, Professional fees, Directors fees, Telecommunications, and Amortization of core deposit intangible all experienced net increases as a result of the 2008 CFC acquisition. FDIC assessments increased $839 thousand from $81 thousand in 2008 to $920 thousand in 2009 due to the special assessment and an overall industry wide increase in assessment rates.
     One standard to measure non-interest expense is to express non-interest expense as a percentage of average total assets. In 2009 this percentage was 2.73 percent compared to 3.06 percent in 2008.

			For The Years Ended
	December 31, 2009		December 31, 2008		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Salaries	$6,314	39.7%	$4,762	39.1%	$1,552	32.6%
Employee benefits	1,605	10.1	2,298	18.9	(693)	(30.2)
Occupancy	1,062	6.7	760	6.2	302	39.7
Furniture and equipment	1,272	8.0	927	7.6	345	37.2
State shares tax	529	3.3	418	3.4	111	26.6
Professional fees	587	3.7	570	4.7	17	3.0
Directors fees	284	1.8	244	2.0	40	16.4
FDIC assessments	920	5.8	81	0.7	839	1,035.8
Telecommunications	347	2.2	215	1.8	132	61.4
Amortization of core deposit intangible	643	4.0	280	2.3	363	—
Automated teller machine and interchange	509	3.2	286	2.3	223	78.0
Other	1,842	11.5	1,331	11.0	511	38.4

Total non-interest expense	$15,914	100.0%	$12,172	100.0%	$3,742	30.7%

FINANCIAL CONDITION
     Our consolidated assets at December 31, 2010 were $614.3 million which represented an increase of $11.8 million or 2.0 percent from $602.5 million at December 31, 2009. The increase for 2009 from 2008 was 6.0 percent or $34.2 million.
     Capital increased 4.3 percent from $65.1 million in 2009 to $67.9 million in 2010, after an adjustment for the fair market value of securities which was a decrease in capital of $302 thousand for 2010 compared to an increase in capital of $4.3 million for 2009. Common stock and surplus increased a net $446 thousand resulting primarily from issuance of 16,081 shares of stock under our Employee Stock Purchase Plan and the Dividend Reinvestment Plan. During the year ended December 31, 2010, the Corporation purchased 38,500 shares under the announced stock buyback program. The treasury stock shares were purchased at a cost of $1,050,000.
     Total average assets increased 4.8 percent from $582.8 million at December 31, 2009 to $611.0 million at December 31, 2010. Average earning assets were $565.8 million in 2010 and $538.3 million in 2009.
     Loans increased 3.0 percent from $330.5 million at December 31, 2009 to $340.5 million at December 31, 2010.
     Interest bearing deposits increased 1.1 percent to $410.9 million at December 31, 2010 from $406.6 million at December 31, 2009. Noninterest-bearing deposits increased 12.8 percent from $55.7 million in 2009 to $62.9 million in 2010.
     The loan-to-deposit ratio is a key measurement of liquidity. Our loan-to-deposit ratio increased during 2010 to 71.9 percent compared to 71.5 percent during 2009.
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
INVESTMENT SECURITIES AVAILABLE-FOR-SALE

	For the Years Ended December 31,
(In Thousands)	2010	2009	2008
Federal Agency Obligations	$58,903	$68,339	$64,080
Mortgage-backed Securities	132,515	138,856	118,046
Obligations of State amd Political Subdivisions	13,671	11,374	9,994
Marketable Equity Securities	2,084	1,697	2,293

Total	$207,173	$220,266	$194,413

     All of our securities are available-for-sale and are carried at estimated fair value. The following table shows the maturities of investment securities, at amortized cost, at December 31, 2010 and the weighted average yields (for tax-exempt obligations on a fully taxable basis a 34 percent tax rate) of such:

			After One Year		After Five Year
	Within		But Within		But Within		After
	One Year		Five Years		Ten Years		Ten Years		Total
(In Thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Federal Agency Obligations	$1,347	3.69%	$45,233	1.93%	$23,851	3.60%	$117,623	3.62%	$188,054	3.21%
Obligations of State and Political Subdivisions	994	3.66%	1,975	5.99%	5,130	5.15%	5,526	5.97%	13,625	5.48%

	$2,341		$47,208		$28,981		$123,149		201,679

Marketable Equity Securities									2,130

Total Invesment Securities									$203,809

     Available-for-sale securities are reported on the consolidated balance sheet at fair value with an offsetting adjustment to deferred taxes. The possibility of material price volatility in a changing interest rate environment is offset by the availability to the bank of restructuring the portfolio for gap positioning at any time through the securities classed as available-for-sale. The impact of the fair value accounting was an unrealized gain, net of tax, on December 31, 2010 of $2,221,000 compared to an unrealized gain, net of tax, on December 31, 2009 of $2,523,000, which represents an unrealized loss, net of tax, of $302,000 for 2010.
     The mix of securities in the portfolio at December 31, 2010 was 92.4 percent Federal Agency Obligations, 6.6 percent Municipal Securities, and 1.0 percent Other. We did not trade in derivative investment products during 2010.
LOANS
     The loan portfolio increased 3.0 percent from $330.5 million in 2009 to $340.5 million in 2010. The percentage distribution in the loan portfolio was 80.5 percent in real estate loans at $274.2 million; 9.9 percent in commercial loans at $33.8 million; 2.2 percent in consumer loans at $7.3 million; and 7.4 percent in tax exempt loans at $25.2 million.
     The following table presents the five-year breakdown of loans by type as of the date indicated:

	For the Years Ended December 31,
(In Thousands)	2010	2009	2008	2007	2006
Commercial, financial and agricultural	$33,819	$37,642	$27,165	$8,074	$9,574
Tax-exempt	25,180	18,055	16,762	13,108	9,621
Real estate	262,355	253,463	262,539	132,453	135,009
Real estate construction	11,689	13,526	5,307	3,698	2,231
Installment loans to individuals	7,232	7,725	8,202	4,059	4,118
Add (deduct): Unearned discount	(6)	(15)	(24)	(23)	(19)
Unamortized loan costs, net of fees	184	93	117	91	107

Gross loans	$340,453	$330,489	$320,068	$161,460	$160,641

     The following table presents the percentage distribution of loans by category as of the date indicated:

	For the Years Ended December 31,
	2010	2009	2008	2007	2006
Commercial, financial and agricultural	9.9%	11.4%	8.5%	5.0%	6.0%
Tax-exempt	7.4	5.5	5.2	8.1	6.0
Real estate	77.1	76.7	82.1	82.1	84.1
Real estate construction	3.4	4.1	1.7	2.3	1.4
Installment loans to individuals	2.2	2.3	2.5	2.5	2.5

Gross loans	100.0%	100.0%	100.0%	100.0%	100.0%

     The following table shows the actual maturity of loans in specified categories of the Bank’s loan portfolio at December 31, 2010, and the amount of such loans with predetermined fixed rates or with floating or adjustable rates. The table does not include any estimate of prepayments which significantly shortens the average useful life of all loans and may cause our actual repayment experience to differ from that shown below.

		One Year
	In One Year	Through	Over
(In Thousands)	or Less	Five Years	Five Years	Total
Commercial, Tax exempt, Real estate and Personal loans	$22,140	$35,471	$271,153	$328,764
Real estate construction	11,689	—	—	11,689

	$33,829	$35,471	$271,153	$340,453

Amounts of Such Loans with:
Predetermined Fixed Rates	$9,158	$27,086	$81,891	$118,135
Floating or Adjustable Rates	24,671	8,385	189,262	222,318

	$33,829	$35,471	$271,153	$340,453

ALLOWANCE FOR LOAN LOSSES
     The allowance for loan losses was $4.8 million at December 31, 2010, compared to $4.2 million at December 31, 2009. This allowance equaled 1.41 percent and 1.27 percent of total loans, net of unearned income, at the end of 2010 and 2009, respectively. During 2008, an increase of $1.7 million resulted from the acquisition of CFC as described in Note 15 of the Notes to the Consolidated Financial Statements included in Item 8. The loan loss reserve was analyzed quarterly and reviewed by the Bank’s Board of Directors. No concentration or apparent deterioration in classes of loans or pledged collateral was evident. Regular loan meetings with the Bank’s Director Loan Committee reviewed new loans. Delinquent loans, loan exceptions and certain large loans are addressed by the full Board no less than monthly to determine compliance with policies. Allowance for loan losses was considered adequate based on delinquency trends and actual loans written as it relates to the loan portfolio.
     The following table presents an allocation of the Bank’s allowance for loan losses for specific categories:

	For the Years Ended December 31,
(In Thousands)	2010	2009	2008	2007	2006

Commercial, financial, and agricultural	$752	$567	$402	$104	$101
Real estate mortgages	3,529	3,132	2,461	700	659
Installment loans to indiviuals	106	149	158	28	27
Unallocated	414	362	737	605	669

	$4,801	$4,210	$3,758	$1,437	$1,456

     The following table presents a summary of the Bank’s loan loss experience as of the dates indicated:

	For the Years Ended December 31,
(In Thousands)	2010	2009	2008	2007	2006
Average Loans Outstanding during the period	$339,411	$327,077	$235,071	$160,348	$158,554

Balance, beginning of year	$4,210	$3,758	$1,437	$1,456	$1,553
Provision charged to operations	1,555	1,025	750	30	175
Allowance acquired	—	—	1,683	—	—

Loans charged off:
Commercial, financial, and agricultural	(5)	(116)	—	—	(185)
Real estate mortgages	(994)	(407)	(42)	(29)	(65)
Installment loans to indiviuals	(37)	(76)	(106)	(56)	(50)

Recoveries:
Commercial, financial, and agricultural	34	1	4	—	8
Real estate mortgages	14	10	2	1	—
Installment loans to indiviuals	24	15	30	35	20

Balance, end of year	$4,801	$4,210	$3,758	$1,437	$1,456

Net charge-offs to Average loans outstanding during the period	-0.28%	-0.18%	-0.05%	-0.03%	-0.17%

NON-PERFORMING LOANS
     In 2010, loans 30-89 days past due totaled $3.2 million compared to $1.7 million in 2009. There were no 90-days past due loans that were not classified as non-accrual at December 31, 2010 or 2009. Non-accrual loans at December 31, 2010 totaled $3.8 million as compared to $4.4 million in 2009. Overall, past due and non-accrual loans totaled $7.0 million and $6.1 million at December 31, 2010 and 2009, respectively. For the year ended December 31, 2010 and 2009, the ratio of net charge-offs during the period to average loans outstanding during the period was 0.28 percent and 0.18 percent, respectively (See Summary of Allowance for Loan Losses). Refer to the Loan section of Note 1 and Note 4— Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K filing.
     The following table presents past due and non-accrual loans by loan type and in summary as of the dates indicated:

	For the Years Ended December 31,
(In Thousands)	2010	2009	2008	2007	2006

Commercial, financial and agricultural
Days 30—89	$244	$14	$61	$168	$—
Days 90 plus	—	—	—	—	—
Non —accrual	224	145	581	—	—
Real estate
Days 30—89	2,880	1,632	1,528	259	598
Days 90 plus	—	—	—	70	67
Non—accrual	3,604	4,216	3,780	77	91
Installment loans to individuals
Days 30—89	32	49	9	33	40
Days 90 plus	—	—	—	10	—
Non —accrual	—	—	92	—	—

	$6,984	$6,056	$6,051	$617	$796

Days 30—89	$3,156	$1,695	$1,598	$460	$638
Days 90 plus	—	—	—	80	67
Non —accrual	3,828	4,361	4,453	77	91

	$6,984	$6,056	$6,051	$617	$796

Restructured loans still accruing	$319	$323	$58	$1,018	$539

Other real estate owned	$—	$29	$373	$—	$14

Interest income that would have been recorded under original terms	$224	$285	$320	$10	$98

Interest income recorded during the year	$187	$241	$116	$4	$90

DEPOSITS
     Total average deposits increased by 4.9 percent from $449.0 million in 2009 to $470.9 million in 2010. Average savings deposits increased 11.9 percent to $63.2 million in 2010 from $56.5 million in 2009. Average time deposits increased 3.0 percent from $228.0 million in 2009 to $234.8 million in 2010. Average non-interest bearing demand deposits increased to $59.0 million in 2010 from $51.9 million in 2009. Average interest bearing NOW accounts increased 4.0 percent from $68.7 million in 2009 to $71.4 million in 2010
     Total average deposits increased by 51.4 percent from $296.6 million in 2008 to 449.0 million in 2009. These large increases were primarily attributed to the CFC acquisition completed on July 18, 2008. Average savings deposits increased 44.0 percent to $56.5 million in 2009 from $39.2 million in 2008. Average time deposits increased 47.7 percent from $154.3 million in 2008 to $228.0 million in 2009. Average non-interest bearing demand deposits increased to $51.9 million in 2009 from $34.4 million in 2008. Average interest bearing NOW accounts increased 44.4 percent from $47.5 million in 2008 to $68.7 million in 2009.

     The average balance and average rate paid on deposits are summarized as follows:

	2010		2009		2008
	Average		Average		Average
(In Thousands)	Balance	Rate	Balance	Rate	Balance	Rate
Non-interest bearing	$59,013	—%	$51,908	—%	$34,403	—%
Savings	63,223	0.37	56,493	0.40	39,223	0.40
Now deposits	71,374	0.14	68,650	0.15	47,534	0.27
Money market deposits	42,460	0.75	43,906	1.03	21,119	1.66
Time deposits	234,812	2.19	228,005	2.94	154,334	3.53

Total deposits	$470,882	1.23%	$448,962	1.67%	$296,613	2.05%

     The remaining maturities of certificates of deposit of $100,000 or more are as follows:

	For the Years Ended
(In Thousands)	2010	2009	2008
Three months or less	$6,543	$8,346	$9,353
Three months to six months	4,035	8,666	9,259
Six months to twelve months	12,504	20,805	24,095
Over twelve months	56,596	33,903	15,672

Total	$79,678	$71,720	$58,379

As a percentage of total average time deposits	33.9%	31.5%	37.8%

BORROWED FUNDS
     The average balance of short-term borrowings, including securities sold under agreements to repurchase and day-to-day FHLB — Pittsburgh borrowings increased $4.9 million or 10.0 percent from $48.8 million in 2009 to $53.7 million in 2010. Short-term borrowings amounted to 11.2 percent of total interest-bearing liabilities as of December 31, 2010 as compared to 10.5 percent in 2009. Long-term borrowings, namely borrowings from the FHLB-Pittsburgh, averaged $13.9 million in 2010 and $17.1 million in 2009. As part of the 2008 acquisition of CFC, we assumed the junior subordinate debentures which amounted to $4.6 million at December 31, 2010, 2009 and 2008.
     The average balances of other borrowed funds are summarized as follows:

	December 31, 2010		December 31, 2009		December 31, 2008
(In Thousands)	Amount	% Total	Amount	% Total	Amount	% Total
Short-term borrowings:
Securities sold under agreement to repurchase	$52,315	77.4%	$47,873	72.6%	$41,573	77.1%
Other short-term borrowings, FHLB	603	0.9	352	0.5	849	1.6
U.S. Treasury tax and loan notes	773	1.1	601	0.9	490	0.9

Total short-term borrowings	53,691	79.4%	48,826	74.0%	42,912	79.6%

Long-term borrowings, FHLB	9,252	13.7	12,492	19.0	9,413	17.4
Junior subordinate debentures	4,640	6.9	4,640	7.0	1,605	3.0

Total borrowed funds	$67,583	100.0%	$65,958	100.0%	$53,930	100.0%

CAPITAL RESOURCES
     Capital continues to be a strength for the Bank. Capital is critical as it must provide growth, payment to shareholders, and absorption of unforeseen losses. The federal regulators provide standards that must be met.
     As of December 31, 2010, the Bank was categorized as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios.

     Our actual consolidated capital amounts and ratios are in the following table:

	2010		2009
(In Thousands)	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-weighted Assets)
Actual	$64,476	18.5%	$60,322	17.6%
For Capital Adequacy Purposes	27,884	8.0	27,394	8.0
To Be Well-Capitalized	34,855	10.0	34,243	10.0

Tier I Capital (to Risk-weighted Assets)
Actual	$60,114	17.3%	$56,102	16.4%
For Capital Adequacy Purposes	13,942	4.0	13,697	4.0
To Be Well-Capitalized	20,913	6.0	20,546	6.0

Tier I Capital (to Average Assets)
Actual	$60,114	10.0%	$56,102	9.8%
For Capital Adequacy Purposes	24,034	4.0	22,861	4.0
To Be Well-Capitalized	30,043	5.0	28,577	5.0
     Our capital ratios are not materially different from those of the Bank.
     Dividends paid by the Corporation are generally provided from dividends paid to it by the Bank. Under provisions of the Pennsylvania Banking Code, cash dividends may be paid by the Bank from accumulated net earnings (retained earnings) as long as minimum capital requirements are met. The minimum capital requirements stipulate that the Bank’s surplus or excess of capital be equal to the amount of capital stock. The Bank carries capital in excess of capital requirements. The Bank has a balance of $21.9 million in its retained earnings at December 31, 2010, which is fully available for the payout of cash dividends. In order for the Corporation to maintain its financial holding company status, all banking subsidiaries must maintain a well capitalized status. The Corporation’s balance of retained earnings at December 31, 2010 is $36.4 million and would be available for the payout of cash dividends, although payment of dividends to such extent would not be prudent or likely. In 2009 the Federal Reserve Board notified all bank holding companies that dividends should be eliminated, deferred or significantly reduced if the bank holding company’s net income for the past four quarters, net of dividends paid during that period, is not sufficient to fully fund the dividends; the bank holding company’s prospective rate of earnings retention is not consistent with the bank holding company’s capital needs and overall, current and prospective financial condition; or the bank holding company will not meet or is in danger of meeting its minimum regulatory capital adequacy ratios.
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
     We manage liquidity on a daily basis. We believe that our liquidity is sufficient to meet present and future financial obligations and commitments on a timely basis. However, see potential liquidity risk factors at Item 1A — Risk Factors and refer to Consolidated Statements of Cash Flows at Item 8 in this Form 10-K.
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
STATEMENT OF INTEREST SENSITIVITY GAP
December 31, 2010

	90 Days	> 90 Days	1 to 5	5 to 10	> 10
(In Thousands)	Or Less	But < 1 Year	Years	Years	Years	Total
Interest-bearing deposits at banks	$20,332	$—	$—	$—	$—	$20,332
Investment securities (1)	21,249	46,547	108,551	21,242	12,596	210,185
Loans (1)	51,571	55,507	149,748	48,326	35,301	340,453

Rate Sensitive Assets	93,152	102,054	258,299	69,568	47,897	570,970

Deposits:
Interest-bearing demand deposits (2)	—	—	56,762	14,191	—	70,953
Savings (2)	7,249	17,440	69,880	13,110	—	107,679
Time	30,974	65,339	135,492	478	—	232,283
Borrowed funds	55,001	2,701	1,057	—	—	58,759
Long-term debt	1	4	6,023	55	40	6,123
Junior Subordinated Debentures	4,640	—	—	—	—	4,640

Rate Sensitive Liabilities	97,865	85,484	269,214	27,834	40	480,437

Interest Sensitivity Gap	$(4,713)	$16,570	$(10,915)	$41,734	$47,857	$90,533

Cumulative Gap	$(4,713)	$11,857	$942	$42,676	$90,533	$—

(1)	Investments and loans are included at the earlier of repricing or maturity and adjusted for the effects of prepayments.

(2)	Interest bearing demand and savings accounts are included based on historical experience and managements’ judgment about the behavior of these deposits in changing interest rate environments.
     At December 31, 2010, our cumulative gap positions and the potential earnings change resulting from a 300 basis point change in rates were within the internal risk management guidelines.
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

Item 8. Financial Statements and Supplementary Data
CCFNB Bancorp, Inc.
Consolidated Balance Sheets

	December 31,
(In Thousands)	2010	2009
ASSETS
Cash and due from banks	$7,263	$8,922
Interest-bearing deposits in other banks	18,683	1,945
Federal funds sold	1,649	592

Total cash and cash equivalents	27,595	11,459
Investment securities, available for sale, at fair value	207,173	220,266
Restricted securities, at cost	3,012	2,984
Loans, net of unearned income	340,453	330,489
Less: Allowance for loan losses	4,801	4,210

Loans, net	335,652	326,279
Premises and equipment, net	11,992	12,583
Accrued interest receivable	1,632	2,006
Cash surrender value of bank-owned life insurance	11,942	11,440
Investment in limited partnerships	1,607	687
Intangible Assets:
Core deposit	2,192	2,768
Goodwill	7,937	7,937
Prepaid FDIC assessment	1,490	2,037
Other assets	2,075	2,043

TOTAL ASSETS	$614,299	$602,489

LIABILITIES
Interest-bearing deposits	$410,915	$406,554
Noninterest-bearing deposits	62,877	55,734

Total deposits	473,792	462,288
Short-term borrowings	58,759	51,997
Long-term borrowings	6,123	15,128
Junior subordinate debentures	4,640	4,640
Accrued interest payable	652	859
Other liabilities	2,479	2,491

TOTAL LIABILITIES	546,445	537,403

STOCKHOLDERS’ EQUITY
Common stock, par value $1.25 per share; authorized 5,000,000 shares; issued 2,286,931 shares in 2010 and 2,270,850 shares in 2009	2,859	2,838
Surplus	27,964	27,539
Retained earnings	36,397	32,723
Accumulated other comprehensive income	2,221	2,523
Treasury stock, at cost; 61,000 shares in 2010 and 22,500 shares in 2009	(1,587)	(537)

TOTAL STOCKHOLDERS’ EQUITY	67,854	65,086

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$614,299	$602,489

See accompanying notes to consolidated financial statements.

CCFNB Bancorp, Inc.
Consolidated Statements of Income

	For the Years Ended December 31,
(In Thousands, Except Per Share Data)	2010	2009	2008
INTEREST AND DIVIDEND INCOME
Interest and fees on loans:
Taxable	$18,662	$18,925	$14,586
Tax-exempt	963	828	706
Interest and dividends on investment securities:
Taxable	6,668	8,162	5,521
Tax-exempt	397	429	254
Dividend and other interest income	42	58	112
Federal funds sold	2	10	155
Deposits in other banks	42	8	23

TOTAL INTEREST AND DIVIDEND INCOME	26,776	28,420	21,357

INTEREST EXPENSE
Deposits	5,809	7,478	6,083
Short-term borrowings	427	368	753
Long-term borrowings	349	640	572
Junior subordinate debentures	98	128	96

TOTAL INTEREST EXPENSE	6,683	8,614	7,504

NET INTEREST INCOME	20,093	19,806	13,853

PROVISION FOR LOAN LOSSES	1,555	1,025	750

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	18,538	18,781	13,103

NON -INTEREST INCOME
Service charges and fees	1,778	1,704	1,281
Gain on sale of loans	1,113	617	316
Earnings on bank-owned life insurance	444	445	366
Brokerage	325	281	218
Trust	663	655	434
Investment security losses	(42)	(385)	(431)
Interchange fees	850	743	417
Other	992	1,005	442

TOTAL NON-INTEREST INCOME	6,123	5,065	3,043

NON -INTEREST EXPENSE
Salaries	6,447	6,314	4,762
Employee benefits	1,811	1,605	2,298
Occupancy	1,114	1,062	760
Furniture and Equipment	1,330	1,272	927
State shares tax	561	529	418
Professional fees	595	587	570
Director’s fees	274	284	244
FDIC assessments	610	920	81
Telecommunications	385	347	215
Amortization of core deposit intangible	576	643	280
Automated teller machine and interchange	560	509	286
Other	1,768	1,842	1,331

TOTAL NON-INTEREST EXPENSE	16,031	15,914	12,172

INCOME BEFORE INCOME TAX PROVISION	8,630	7,932	3,974
INCOME TAX PROVISION	2,326	2,055	896

NET INCOME	$6,304	$5,877	$3,078

EARNINGS PER SHARE	$2.82	$2.61	$1.82

CASH DIVIDENDS PER SHARE	$1.18	$1.03	$0.90

WEIGHTED AVERAGE SHARES OUTSTANDING	2,232,239	2,253,087	1,688,498

See accompanying notes to the consolidated financial statements.

CCFNB Bancorp, Inc.
Consolidated Statements of Changes in Stockholders’ Equity

					Accumulated
	Common				Other		Total
	Stock			Retained	Comprehensive	Treasury	Stockholders’
(In Thousands Except Per Share Data)	Shares	Amount	Surplus	Earnngs	Income (loss)	Stock	Equity
Balance, December 31, 2007	1,226,536	$1,533	$2,271	$27,679	$144	$—	$31,627
Comprehensive Income:
Net income				3,078			3,078
Change in net unrealized gain on investment securities available-for-sale, net of reclassification adjustment and tax effects.					1,478		1,478
Total comprehensive income							4,556
Par value of new shares issued to acquire Columbia Financial	1,030,286	1,288	25,026				26,314
Common stock issuance under dividend reinvestment and stock purchase plans	12,258	15	252				267
Recognition of employee stock purchase plan expense			2				2
Purchase of treasury stock (16,000 shares)						(398)	(398)
Retirement of treasury stock	(16,000)	(20)	(378)			398	—
Cash dividends, ($0.90 per share)				(1,593)			(1,593)

Balance, December 31, 2008	2,253,080	2,816	27,173	29,164	1,622	—	60,775
Comprehensive Income:
Net income				5,877			5,877
Change in net unrealized gain on investment securities available-for-sale, net of reclassification adjustment and tax effects.					901		901
Total comprehensive income							6,778
Common stock issuance under dividend reinvestment and stock purchase plans	17,770	22	359				381
Recognition of employee stock purchase plan expense			7				7
Purchase of treasury stock (22,500 shares)						(537)	(537)
Cash dividends, ($1.03 per share)				(2,318)			(2,318)

Balance, December 31, 2009	2,270,850	2,838	27,539	32,723	2,523	(537)	65,086
Comprehensive Income:
Net income				6,304			6,304
Change in net unrealized gain on investment securities available-for-sale, net of reclassification adjustment and tax effects.					(302)		(302)
Total comprehensive income							6,002
Common stock issuance under dividend reinvestment and stock purchase plans	16,081	21	419				440
Recognition of employee stock purchase plan expense			6				6
Purchase of treasury stock (38,500 shares)						(1,050)	(1,050)
Cash dividends, ($1.18 per share)				(2,630)			(2,630)

Balance, December 31, 2010	2,286,931	$2,859	$27,964	$36,397	$2,221	$(1,587)	$67,854

See accompanying notes to the consolidated financial statements.

CCFNB Bancorp, Inc.
Consolidated Statements of Cash Flows

	Years Ended December 31,
(In Thousands)	2010	2009	2008
OPERATING ACTIVITIES
Net Income	$6,304	$5,877	$3,078
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,555	1,025	750
Depreciation and amortization of premises and equipment	944	1,023	693
Loss (gain) on sale of investment securities	—	316	(6)
Impairment loss on securites	42	69	437
Amortization and accretion on investment securities	933	606	350
(Gain) loss on sale of premises and equipment	(47)	(117)	29
Loss on sale of other real estate owned	11	94	—
Deferred income (benefit) taxes	(159)	35	(259)
Gain on sale of loans	(1,113)	(617)	(316)
Proceeds from sale of mortgage loans	46,273	35,074	17,384
Originations of mortgage loans held for resale	(46,898)	(33,847)	(16,477)
Amortization of intangibles and invesment in limited partnerships	741	801	353
Decrease in accrued interest receivable	374	382	228
Increases in cash surrender value of bank-owned life insurance	(502)	(497)	(404)
Decrease in accrued interest payable	(207)	(216)	(164)
(Decrease) Increase in prepaid FDIC assessment	547	(2,037)	—
Other, net	(251)	(1,501)	(211)

Net cash provided by operating activities	8,547	6,470	5,465

INVESTING ACTIVITIES
Investment securities available for sale:
Purchases	(116,087)	(117,943)	(49,809)
Proceeds from sales, maturities and redemptions	128,246	92,463	50,001
Proceeds from redemption of restricted securities	156	—	1,806
Purchase of restricted securities	(184)	(817)	(1,176)
Net (increase) decrease in loans	(9,490)	(12,350)	2,723
Proceeds from sale of premises and equipment	249	1,294	786
Proceeds from sale of other real estate owned	318	996	—
Purchase of investment in limited partnership	(1,084)	—	—
Acquisition of bank cash	—	—	5,803
Acquisition of premises and equipment	(556)	(2,174)	(2,534)

Net cash provided by (used for) investing activities	1,568	(38,531)	7,600

FINANCING ACTIVITIES
Net increase (decrease) in deposits	11,504	27,979	(1,321)
Net increase (decrease) in short-term borrowings	6,762	(3,465)	(5,932)
Proceeds from long-term borrowings	—	6,000	—
Repayment of long-term borrowings	(9,005)	(5)	(2,004)
Acquisition of treasury stock	(1,050)	(537)	(398)
Proceeds from issuance of common stock	440	381	267
Cash dividends paid	(2,630)	(2,318)	(1,593)

Net cash provided by (used for) financing activities	6,021	28,035	(10,981)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	16,136	(4,026)	2,084
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	11,459	15,485	13,401

CASH AND CASH EQUIVALENTS, END OF PERIOD	$27,595	$11,459	$15,485

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$6,890	$8,830	$6,904
Income taxes paid	2,605	1,790	992
Loans transferred to other real estate owned	300	746	373
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
NATURE OF OPERATIONS
     The Corporation is a financial holding company that provides full service banking, including trust services, through the Bank, to individuals and corporate customers. The Bank has fourteen offices covering an area of approximately 752 square miles in Northcentral Pennsylvania. The Corporation and Bank are subject to the regulation of the Pennsylvania Department of Banking, the Federal Deposit Insurance Corporation, and the Federal Reserve Bank of Philadelphia.
     Procuring deposits and making loans are the major lines of business. The deposits are mainly deposits of individuals and small businesses and include various types of checking accounts, statement savings, money market accounts, interest checking accounts, individual retirement accounts, and certificates of deposit. The Bank also offers non-insured “Repo sweep” accounts. Lending products include commercial, consumer, and mortgage loans. The trust services, trading under the name of B.B.C.T., Co. include administration of various estates, pension plans, self-directed IRA’s and other services. A third-party brokerage arrangement is also resident in the Lightstreet branch. This investment center offers a full line of stocks, bonds and other non-insured financial services.
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
USE OF ESTIMATES
     The preparation of these consolidated financial statements in conformity with accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of these consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant changes include the assessment for impairment of certain investment securities, the allowance for loan losses, deferred tax assets and liabilities, impairment of other intangible assets, and other real estate owned. Assumptions and factors used in the estimates are evaluated on an annual basis or whenever events or changes in circumstances indicate that the previous assumptions and factors have changed. The result of the analysis could result in adjustments to the estimates.
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
RESTRICTED SECURITIES
     Restricted equity securities consist of stock in the Federal Home Loan Bank of Pittsburgh (“FHLB — Pittsburgh”), and Atlantic Central Bankers Bank (“ACBB”) and do not have a readily determinable fair value because their ownership is restricted, and they can be sold back only to the FHLB-Pittsburgh, ACBB or to another member institution. Therefore, these securities are classified as restricted equity investment securities, carried at cost, and evaluated for impairment. At December 31, 2010, the Corporation held $2,977,000 in stock of the FHLB-Pittsburgh and $35,000 in stock of ACBB. At December 31, 2009, the Corporation held $2,949,000 in stock of FHLB-Pittsburgh and $35,000 in stock of ACBB.
     The Corporation evaluated its holding of restricted stock for impairment and deemed the stock to not be impaired due to the expected recoverability of par value, which equals the value reflected within the Corporation’s financial statements. The decision was based on several items ranging from the estimated true economic losses embedded within FHLB’s mortgage portfolio to the FHLB’s liquidity position and credit rating. The Corporation utilizes the impairment framework outlined in GAAP to evaluate stock for impairment. The following factors were evaluated to determine the ultimate recoverability of the par value of the Corporation’s restricted stock holdings; (i) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted; (ii) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB; (iii) the impact of legislative and regulatory changes on the institutions and, accordingly, on the customer base of the FHLB; (iv) the liquidity position of the FHLB; and (v) whether a decline is temporary or whether it affects the ultimate recoverability of the FHLB stock based on (a) the materiality of the carrying amount to the member institution and (b) whether an assessment of the institution’s operational needs for the foreseeable future allow management to dispose of the stock. Based on the analysis of these factors, the Corporation determined that its holding of restricted stock was not impaired at December 31, 2010 and 2009.
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
     Generally, a loan is classified as non-accrual, with the accrual of interest on such a loan discontinued when the contractual payment of principal or interest has become 90-days past due or management has serious doubts about further collectibility of principal or interest, even though the loan may be currently performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well-secured. When a loan is placed on non-accrual status, unpaid interest credited to income in the current year is reversed, and unpaid interest accrued in prior years is charged against the allowance for loan losses. Certain non-accrual loans may continue to perform wherein payments are still being received with those payments generally applied to principal. Non-accrual loans remain under constant scrutiny and if performance continues, interest income may be recorded on a cash basis based on management’s judgment as to collectibility of principal.
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
     In addition, the Bank is subject to periodic examination by its federal and state examiners, and may be required by such regulators to recognize additions to the allowance for loan losses based on their assessment of credit information available to them at the time of their examinations.
     In addition, an allowance is provided for possible credit losses on off-balance sheet credit exposures. The allowance is estimated by management and is classified in other liabilities.
     The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired. At the present time, select loans are not aggregated for collective impairment evaluation, as such; all loans are subject to individual impairment evaluation should the facts and circumstances pertinent to a particular loan suggest that such evaluation is necessary. Factors considered by management in determining impairment include payment status and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from collateral. Troubled debt restructurings are separately identified for impairment disclosures and are measured at the present value of estimated future cash flows using the loan’s effective rate at inception. If a trouble debt restructuring is considered to be a collateral dependent loan, the loan is reported, net, at the fair value of the collateral. For troubled debt restructurings that subsequently default, the Bank determines the amount of reserve in accordance with the accounting policy for the allowance for loan losses.
     The general component covers all other loans not identified as impaired and is based on historical losses adjusted for current factors. The historical loss component of the allowance is determined by losses recognized by portfolio segment over the preceding two years. In calculating the historical component of our allowance, we aggregate our loans into one of four portfolio segments: Commercial, Financial & Agriculture, Commercial Real Estate, Consumer Real Estate, and Installment Loans to Individuals. Risk factors impacting loans in each of the portfolio segments include broad deterioration of property values, reduced consumer and business spending as a result continued high unemployment and reduced credit availability and lack of confidence in a sustainable recovery. Actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment. These economic factors include consideration of the following: the concentration of watch and substandard loans as a percentage of total loans, levels of loan concentration within the portfolio segment or division of a portfolio segment and broad economic conditions.
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
MORTGAGE SERVICING RIGHTS
     The Bank originates and sells real estate loans to investors in the secondary mortgage market. After the sale, the Bank retains the right to service most of these loans. When originated mortgage loans are sold and servicing is retained, a servicing asset is capitalized based on relative fair value at the date of sale. Servicing assets are amortized as an offset to other fees in proportion to, and over the period of, estimated net servicing income. The unamortized cost is included in other assets in the accompanying consolidated balance sheets. The servicing rights are periodically evaluated for impairment based on their relative fair value.
JUNIOR SUBORDINATE DEBENTURES
     During 2006, CFC issued $4,640,000 in junior debentures due December 15, 2036 to Columbia Financial Statutory Trust I (Trust). On July 18, 2008, the Corporation became the successor to CFC and to this Trust, respectively. The Corporation owns all of the $140,000 in common equity of the Trust and the debentures are the sole asset of the Trust. The Trust, a wholly-owned unconsolidated subsidiary of the Corporation, issued $4,500,000 of floating-rate trust capital securities in a non-public offering in reliance on Section 4 (2) of the Securities Act of 1933. The floating-rate capital securities provide for quarterly distributions at a variable annual coupon rate, reset quarterly, based on the 3-month LIBOR plus 1.75%. The coupon rate was 2.05% at December 31, 2010. The securities are callable by the Corporation, subject to any required regulatory approval, at par, after five years. The

Corporation unconditionally guarantees the trust capital securities. The terms of the junior subordinated debentures and the common equity of the trust mirror the terms of the trust capital securities issued by the Trust.
INTANGIBLE ASSETS — GOODWILL
     Goodwill represents the excess of the purchase price over the fair market value of net assets acquired. The Corporation has recorded net goodwill of $7,937,000 at December 31, 2010 and 2009 related to the 2008 acquisition of Columbia Financial Corporation and its subsidiary, First Columbia Bank & Trust Co. In accordance with current accounting standards, goodwill is not amortized. Management performs an annual evaluation for impairment. Any impairment of goodwill results in a charge to income. The Corporation periodically assesses whether events or changes in circumstances indicate that the carrying amounts of goodwill and other intangible assets may be impaired. Goodwill is tested for impairment at the reporting unit level and an impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. The Company employs general industry practices in evaluating the impairment of its goodwill and other intangible assets. The Company calculates the value of goodwill using a combination of the following valuation methods: dividend discount analysis under the income approach, which calculates the present value of all excess cash flows plus the present value of a terminal value, the price/earnings multiple under the market approach and the change in control premium to market price approach. Based upon these reviews, management determined there was no impairment of goodwill during 2010 or 2009. No assurance can be given that future impairment tests will not result in a charge to earnings.
INTANGIBLE ASSETS — CORE DEPOSIT
     The Corporation has an amortizable intangible asset related to the deposit premium paid for the acquisition of Columbia Financial Corporation’s subsidiary, First Columbia Bank & Trust Co. This intangible asset is being amortized on a sum of the years digits method over 10 years and has a carrying value of $2,192,000 as of December 31, 2010. At December 31, 2009, the intangible asset had a carrying value of $2,768,000. The recoverability of the carrying value is evaluated on an ongoing basis, and permanent declines in value, if any, are charged to expense. Amortization of the core deposit intangible amounted to $576,000 and $643,000 for the years ended December 31, 2010 and 2009, respectively.
The estimated amortization expense of the core deposit intangible over its remaining life is as follows:

For the Year Ended:
2011	$509,000
2012	442,000
2013	374,000
2014	308,000
2015	240,000
Thereafter	319,000

Total	$2,192,000

OTHER REAL ESTATE OWNED
     Real estate properties acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value on the date of foreclosure establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less cost to sell and is included in other assets. Revenues derived from and costs to maintain the assets and subsequent gains and losses on sales are included in other non-interest income and expense. The amount of other real estate owned was $0 and $29,000 as of December 31, 2010 and 2009, respectively and is included in other assets in the accompanying consolidated balance sheets.
BANK OWNED LIFE INSURANCE
     The Corporation invests in Bank Owned Life Insurance (BOLI). Purchase of BOLI provides life insurance coverage on certain present and retired employees and Directors with the Corporation being owner and primary beneficiary of the policies.
INVESTMENTS IN LIMITED PARTNERSHIPS
     The Corporation is a limited partner in four partnerships at December 31, 2010 that provide low income housing in the Corporation’s geographic market area. The investments are accounted for under the effective yield method. Under the effective yield method, the Corporation recognizes tax credits as they are allocated and amortizes the initial cost of the investment to provide a constant effective yield over the period that the tax credits are allocated to the Corporation. Under this method, the tax credits allocated, net of any amortization of the investment in the limited partnerships, are recognized in the consolidated statements of income as a component of income tax expense. The amount of tax credits allocated to the Corporation was $187,000 and the amortization of the investments in limited partnerships was $164,000 in 2010. The amount of tax credits allocated to the Corporation was $187,000 and the amortization of the investments in limited partnerships was $158,000 in 2009. The carrying value of the Corporation’s investments in limited partnerships was $1,607,000 and $687,000 at December 31, 2010 and 2009, respectively. During 2010, the Corporation purchased an interest in a low income housing partnership in the amount of $1,084,000.
INVESTMENT IN INSURANCE AGENCY
     The Corporation owns a 50 percent interest in a local insurance agency, a corporation organized under the laws of the Commonwealth of Pennsylvania. The income or loss from this investment is accounted for under the equity method of accounting. The carrying value of this investment as of December 31, 2010 and 2009 was $232,000, and is included in other assets in the accompanying consolidated balance sheets.
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
     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, the projected future taxable income and tax planning strategies in making this assessment. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.
     A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.
     The Corporation and the Bank are subject to U.S. federal income tax and Commonwealth of Pennsylvania tax. The Corporation is no longer subject to examination by Federal or State taxing authorities for the years before 2007. At December 31, 2010 and December 31, 2009 the Corporation did not have any unrecognized tax benefits. The Corporation does not expect the amount of any unrecognized tax benefits to significantly increase in the next twelve months. The Corporation recognizes interest related to income tax matters as interest expense and penalties related to income tax matters as other noninterest expense. At December 31, 2020 and December 31, 2009, the Corporation does not have any amounts accrued for interest and/or penalties.
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
ACCUMULATED OTHER COMPREHENSIVE INCOME
     The Corporation is required to present accumulated other comprehensive income in a full set of general-purpose financial statements for all periods presented. Accumulated other comprehensive income is comprised of net unrealized holding gains on the available for sale investment securities portfolio. The Corporation has elected to report the effects of other comprehensive income as part of the Consolidated Statement of Changes in Stockholders’ Equity.
ADVERTISING COSTS
     It is the Corporation’s policy to expense advertising costs in the period in which they are incurred Advertising expense for the years ended December 31, 2010, 2009, and 2008 was approximately $224,000, $199,000, and $145,000, respectively.
RECENT ACCOUNTING PRONOUNCEMENTS
     FASB ASU 2010-20, “Receivable (Topic 310), Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” — ASU 2010-20 requires new and enhanced disclosures about the credit quality of an entity’s financing receivables and its allowance for credit losses. The new and amended disclosure requirements focus on such areas as nonaccrual and past due financing receivables, allowance for credit losses related to financing receivables, impaired loans, credit quality information and modifications. The ASU requires an entity to disaggregate new and existing disclosures based on how it develops its allowance for credit losses and how it manages credit exposures. For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. See Note 4.
     FASB ASU 2010-09 — Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure requirements. This accounting standard update modifies the requirement to disclose the date that subsequent events are considered through for SEC filers. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC’s requirements.
     FASB ASC 860 — In June 2009, the FASB issued new guidance impacting FASB ASC 860, Transfers and servicing (Statement No. 166 — Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140). The new guidance removes the concept of a qualifying special-purpose entity and limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire financial asset to an entity that is not consolidated with the transferor in the financial statements being presented and/or when the transferor has continuing involvement with the transferred financial asset. The new guidance became effective for the Corporation on January 1, 2010. The implementation of this new guidance did not have a material impact on the Corporation’s consolidated financial statements.
     FASB ASC 820-10- In January 2010, the FASB issued an update (ASC No. 2010-06, Improving Disclosures about Fair Value Measurements) impacting FASB ASC 820-10, Fair Value Measurements and Disclosures. The amendments in this update require new disclosures about significant transfers in and out of Level 1 and Level 2 fair value measurements. The amendments also require a reporting entity to provide information about activity for purchases, sales, issuances and settlements in Level 3 fair value measurements and clarify disclosures about the Level of disaggregation and disclosures about inputs and valuation techniques. This update became effective for the Corporation on January 1, 2010. The implementation of this new guidance did not have a material impact on the Corporation’s consolidated financial statements.
RECLASSIFICATIONS
     Certain amounts in the consolidated financial statements of the prior years have been reclassified to conform to presentations used in the 2010 consolidated financial statements. Such reclassifications had no effect on the Corporation’s consolidated financial condition or net income.
2. RESTRICTED CASH BALANCES
     The Bank is required to maintain average clearing balances with the Federal Reserve Bank. The amount required at December 31, 2010 was $150,000.

3. INVESTMENT SECURITIES AVAILABLE-FOR-SALE
     The amortized cost, related estimated fair value, and unrealized gains and losses for investment securities were as follows at December 31, 2010 and 2009:

	2010
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Obligation of U.S. Government Corporations and Agencies:
Mortgage-backed	$129,008	$3,794	$(287)	$132,515
Other	59,046	279	(422)	58,903
Obligations of state and politic al subdivisions	13,625	115	(69)	13,671

Total debt securities	201,679	4,188	(778)	205,089
Marketable equity securities	2,130	148	(194)	2,084

Total investment securities AFS	$203,809	$4,336	$(972)	$207,173

	2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Obligation of U.S. Government Corporations and Agencies:
Mortgage-backed	$134,762	$4,212	$(118)	$138,856
Other	68,323	421	(405)	68,339
Obligations of state and political subdivisions	11,265	116	(7)	11,374

Total debt securities	214,350	4,749	(530)	218,569
Marketable equity securities	2,093	41	(437)	1,697

Total investment securities AFS	$216,443	$4,790	$(967)	$220,266

     Securities available-for-sale with an aggregate fair value of $94,979,000 and $95,579,000 at December 31, 2010 and 2009, respectively, were pledged to secure public funds, trust funds, securities sold under agreements to repurchase and other balances of $70,861,000 and $73,734,000 at December 31, 2010 and 2009, respectively, as required by law.
     The amortized cost and estimated fair value of investment securities, by expected maturity, are shown below at December 31, 2010. Expected maturities on debt securities will differ from contractual maturities, because some borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Other securities and marketable equity securities are not considered to have defined maturities and are included in the “Due after ten years” category:

			Weighted
	Amortized	Estimated	Average
(In Thousands)	Cost	Fair Value	Yield

Due in one year or less	$2,341	$2,372	3.68%
Due after one year to five years	47,208	47,175	2.10%
Due after five years to ten years	28,981	29,388	3.88%
Due after ten years	125,279	128,238	3.72%

Total	$203,809	$207,173

     There were no aggregate investments with a single issuer (excluding the U. S. Government and its Agencies) which exceeded ten percent of consolidated stockholders’ equity at December 31, 2010. The quality rating of all obligations of state and political subdivisions were “A” or higher, as rated by Moody’s or Standard and Poors. The only exceptions were local issues which were not rated, but were secured by the full faith and credit obligations of the communities that issued these securities. All of the state and political subdivision investments were actively traded in a liquid market.

     Proceeds from sales, maturities and redemptions of investments in debt and equity securities classified as available-for-sale during 2010, 2009 and 2008 were $128,402,000, $92,463,000, and $51,807,000, respectively. For the year ended December 31, 2010, the Corporation did not realize a gross gain or loss. Gross gains realized on these sales for the years ended December 31, 2009 and 2008 were $0 and $6,000, respectively. Gross losses realized on these sales for the years ended December 31, 2009 and 2008 were $316,000 and $0, respectively.
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
     When other-than-temporary-impairment occurs, the amount of the other-than-temporary-impairment recognized in earnings depends on whether an entity intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss. If an entity intends to sell or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss, the other-than-temporary impairment shall be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. If an entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis less any current-period loss, the other-than-temporary impairment shall be separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings. The amount of the total other-than-temporary impairment related to the other factors shall be recognized in other comprehensive income, net of applicable taxes. The previous amortized cost basis less the other-than-temporary-impairment recognized in earnings shall become the new amortized cost basis of the investment.
     The following summary shows the gross unrealized losses and fair value, aggregated by investment category of those individual securities that have been in a continuous unrealized loss position for less than or more than 12 months as of December 31, 2010 and 2009:

	2010
	Less than Twelve Months		Twelve Months or Greater		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	$33,482	$287	$—	$—	$33,482	$287
Other	29,578	422	—	—	29,578	422
Obligations of state and political subdivisions	3,849	69	—	—	3,849	69

Total debt securities	66,909	778	—	—	66,909	778
Equity securities	45	3	1,005	191	1,050	194

Total	$66,954	$781	$1,005	$191	$67,959	$972

	2009
	Less than Twelve Months		Twelve Months or Greater		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	$8,105	$117	$51	$1	$8,156	$118
Other	28,876	405	—	—	28,876	405
Obligations of state and political subdivisions	1,856	7	—	—	1,856	7

Total debt securities	38,837	529	51	1	38,888	530
Equity securities	366	159	806	278	1,172	437

Total	$39,203	$688	$857	$279	$40,060	$967

     At December 31, 2010, the Corporation had a total of 272 debt securities and 45 equity security positions. At December 31, 2010, there were a total of 47 individual debt securities and 2 individual equity securities that were in a continuous unrealized loss position for less than twelve months. At December 31, 2010, there were no debt securities and 23 individual equity securities in a continuous loss position for greater than twelve months.
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
     The Corporation’s marketable equity securities consist of common stock positions in various Commercial Banks, Savings and Loans/Thrifts, and Diversified Financial Service Corporations varying in asset size and geographic region. The Corporation’s equity securities represent less than 1 percent of the total available for sale investments as of December 31, 2010. The following tables display the Corporation’s holdings of these securities by asset size and geographic region as of December 31, 2010:

	December 31, 2010
		Gross	Gross	Estimated
(In Thousands)	Amortized	Unrealized	Unrealized	Fair
Asset size($)	Cost	Gains	Losses	Value

Under $1 Billion	$455	$59	$(23)	$491
$1 to $5 Billion	209	10	(18)	201
$6 to $100 billion	780	44	(134)	690
Over $100 Billion	686	35	(19)	702

	$2,130	$148	$(194)	$2,084

	December 31, 2010
		Gross	Gross	Estimated
(In Thousands)	Amortized	Unrealized	Unrealized	Fair
Geographic Region	Cost	Gains	Losses	Value

Eastern U.S.	$1,040	$95	$(110)	$1,025
Southeastern U.S.	110	—	(3)	107
Western U.S.	53	—	(1)	52
National	927	53	(80)	900

	$2,130	$148	$(194)	$2,084

     The fair market value of the equity securities tends to fluctuate with the overall equity markets as well as the trends specific to each institution. The equity securities portfolio is reviewed in a similar manner as that of the debt securities with greater emphasis placed on the length of time the market value has been less than the carrying value and the financial sector outlook. The Corporation also reviews dividend payment activities, levels of non performing assets and loan loss reserves, and whether or not the issuer is participating in the TARP Capital Purchase Program. The starting point for the equity analysis is the length and severity of market value decline. The Corporation and an independent consultant monitor the entire portfolio monthly with particular attention given to securities in a continuous loss position of at least ten percent for over twelve months. During 2010, impairment was recognized on a few securities which management believed that a sufficient amount of credit damage had occurred relative to the issuer’s capital position to render the security unlikely to recover to our cost within the near term. For the years ended December 31, 2010, 2009 and 2008 the Corporation recorded an other-than-temporary impairment totaling $42,000, $69,000 and $437,000, respectively related to the investment in these equity securities. Securities with an unrealized loss that were determined to be other-than-temporary were written down to fair value, with the write-down recorded as a realized loss included in security (losses) gains. The Corporation evaluated the near-term prospects of the issuer in relation the severity and duration of the market value decline as well as the other attributes listed above. Based on that evaluation and the Corporation’s ability and intent to hold these equity securities for a reasonable period of time sufficient for a forecasted recovery of fair value, the Corporation does not consider these equity securities to be other-than-temporarily impaired at December 31, 2010.

4. LOANS
     Major classifications of loans at December 31, 2010 and 2009 consisted of:

(In Thousands)	2010	2009
Commercial, financial and agricultural	$33,819	$37,642
Tax-exempt	25,180	18,055
Commercial real estate:
Commercial mortgages	95,688	81,704
Other construction and land develpoment loans	6,284	9,072
Secured by farmland	5,697	5,843
Consumer real estate:
Home equity loans	21,687	23,985
Home equity lines of credit	17,802	15,129
1-4 family reisdential mortgages	121,665	126,895
Construction	5,405	4,454
Installment loans to individuals	7,232	7,725
Unearned discount	(6)	(15)

Gross loans	$340,453	$330,489

Loan Origination and Risk Management
     The Corporation has certain lending policies and procedures in place that are designed to maximize loan income within an acceptable level of risk. Management reviews and the Board of Directors approve these policies and procedures on a regular basis. A reporting system supplements the review process by providing management with frequent reports related to loan production, loan quality, concentrations of credit, loan delinquencies and non-performing and potential problem loans. Diversification in the loan portfolio is a means of managing risk associated with fluctuations in economic conditions.
     Commercial, financial, and agricultural loans are underwritten after evaluating and understanding the borrower’s ability to operate profitably and prudently expand its business. Underwriting standards are designed to promote relationship banking rather than transactional banking. Once it is determined that the borrower’s management possesses sound ethics and solid business acumen, the Corporation’s management examines current and projected cash flows to determine the ability of the borrower to repay their obligations as agreed. Commercial, financial, and agricultural loans are primarily made based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. The cash flows of borrowers, however, may not be as expected and the collateral securing these loans may fluctuate in value. Most commercial, financial, and agricultural loans are secured by the assets being financed or other business assets such as accounts receivable or inventory and may incorporate a personal guarantee; however, some short-term loans may be made on an unsecured basis. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers.
     Commercial real estate loans are subject to underwriting standards and processes similar to commercial, financial, and agricultural loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Corporations’ commercial real estate portfolio are diverse in terms of type and geographic locations served by the Corporation. This diversity helps reduce the Corporation’s exposure to adverse economic events that affect any single market or industry. Management monitors and evaluates commercial real estate loans based on collateral. As a general rule the Corporation avoids financing single-purpose projects unless other underwriting factors are present to help mitigate risk.
     The Corporation originates consumer loans using a credit scoring system to supplement the underwriting process. To monitor and manage consumer loan risk, polices and procedures are reviewed and modified on a regular basis. In addition, risk is reduced by keeping the loan amounts relatively small and spread across many individual borrowers. Additionally, trend reports are reviewed regularly by management. Underwriting standards for home equity loans are influenced by statutory requirements, which include such controls as maximum loan-to-value percentages, collection remedies, documentation requirements, and limits on the number of loans an individual can have at one time.
     The Corporation contracts an independent third party consultant that reviews and validates the credit risk program on an annual basis. Results of theses reviews are presented to management. The loan review process complements and reinforces the risk identification and assessment decisions made by lenders and credit personnel, as well as the Corporation’s loan policies and procedures.

     Real estate loans held-for-sale in the amount of $2,005,000 at December 31, 2010 and $267,000 at December 31, 2009 are included in consumer real estate loans above and are carried at the lower of cost or market.
     The aggregate amount of demand deposits that have been reclassified as consumer loan balances at December 31, 2010 and 2009 are $137,000 and $99,000, respectively.
Concentrations of Credit Risk
     Most of the Corporation’s lending activity occurs within the Bank’s primary market area which encompasses Columbia County, a 484 square mile area located in North central Pennsylvania. The majority of the Corporation’s loan portfolio consists of commercial and consumer real estate loans. As of December 31, 2010 and 2009, there were no concentrations of loans related to any single industry in excess of 10% of total loans.
Non-Accrual and Past Due Loans
     Generally, a loan is classified as non-accrual; with the accrual of interest on such a loan discontinued when the contractual payment of principal or interest has become 90-days past due or management has serious doubts about further collectability of principal or interest, even though the loan may be currently performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well-secured. When a loan is placed on non-accrual status, unpaid interest credited to income in the current year is reversed, and unpaid interest accrued in prior years is charged against the allowance for loan losses. Certain non-accrual loans may continue to perform wherein payments are still being received with those payments generally applied to principal. Non-accrual loans remain under constant scrutiny and if performance continues, interest income may be recorded on a cash basis based on management’s judgment as to collectability of principal.
     Non-accrual loans, segregated by class of loans, were as follows as of December 31:

(In Thousands)	2010	2009	2008
Commercial, financial and agricultural	$224	$145	$581
Tax-exempt	—	—	—
Commercial real estate:
Commercial mortgages	2,166	3,100	481
Other construction and land develpoment loans	—	—	—
Secured by farmland	—	—	—
Consumer real estate:
Home equity loans	297	109	14
Home equity lines of credit	—	92	53
1-4 family reisdential mortgages	1,141	915	3,324
Construction	—	—	—
Installment loans to individuals	—	—	—

Total	$3,828	$4,361	$4,453

     The gross interest that would have been recorded if all non-accrual loans during the year had been current in accordance with their original terms and the amounts actually recorded in income were as follows:

(In Thousands)	2010	2009	2008
Gross interest due under terms	$224	$285	$320
Amount included in income	(187)	(241)	(116)

Interest income not recognized	$37	$44	$204

     At December 31, 2010, there were no significant commitments to lend additional funds with respect to non-accrual and restructured loans.
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
     An age analysis of past due loans, segregated by class of loans, as of December 31, 2010 were as follows:

	Loans	Loans				Accruing Loans
	30-89 Days	90 or more days	Total Past	Current	Total	90 or more
(In Thousands)	Past Due	Past Due	Due Loans	Loans	Loans	Days Past Due

Commercial, financial and agricultural	$244	$224	$468	$33,351	$33,819	$—
Tax-exempt	—	—	—	25,180	25,180	—
Commercial real estate:
Commercial mortgages	511	2,166	2,677	93,011	95,688	—
Other construction and land develpoment loans	—	—	—	6,284	6,284	—
Secured by farmland	—	—	—	5,697	5,697	—
Consumer real estate:
Home equity loans	136	297	433	21,254	21,687	—
Home equity lines of credit	—	—	—	17,802	17,802	—
1-4 family reisdential mortgages	2,233	1,141	3,374	118,291	121,665	—
Construction	—	—	—	5,405	5,405	—
Installment loans to individuals	32	—	32	7,200	7,232	—
Unearned discount	—	—	—	(6)	(6)

Gross loans	$3,156	$3,828	$6,984	$333,469	$340,453	$—

     There were no loans past due 90 days and still accruing interest at December 31, 2010, 2009 and 2008.
Impaired Loans
     A loan is considered impaired when, based on current information and events, it is probable the Corporation will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. Impairment is evaluated in smaller-balance loans of a similar nature and on an individual basis for other loans. If a loan is impaired, a specific allowance is allocated, if necessary, so that the loan is reported net, at the present value of estimated cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. The recognition of interest income on impaired loans is the same as for non-accrual loans discussed above.
     No additional charge to operations was required to provide for these impaired loans as the specifically allocated allowance of $813,000 at December 31, 2010, is estimated by management to be adequate to provide for the loan loss allowance associated with these impaired loans. The average recorded investment in impaired loans during the years ended December 31, 2010, 2009 and 2008 was approximately $4,465,000, $4,956,000 and $1,905,000, respectively.
     Impaired loans are set forth in the following table as of December 31:

	2010
	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment	Total
	Principal	With No	With	Recorded	Related
(In Thousands)	Balance	Allowance	Allowance	Investment	Allowance

Commercial, financial and agricultural	$498	$463	$35	$498	$15
Tax-exempt	—	—	—	—	—
Commercial real estate:
Commercial mortgages	2,325	484	1,841	2,325	499
Other construction and land develpoment loans	—	—	—	—	—
Secured by farmland	319	319	—	319	—
Consumer real estate:
Home equity loans	411	112	299	411	209
Home equity lines of credit	—	—	—	—	—
1-4 family reisdential mortgages	1,211	716	495	1,211	90
Construction	—	—	—	—	—
Installment loans to individuals	—	—	—	—	—

Gross loans	$4,764	$2,094	$2,670	$4,764	$813

	2009
	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment	Total
	Principal	With No	With	Recorded	Related
(In Thousands)	Balance	Allowance	Allowance	Investment	Allowance

Commercial, financial and agricultural	$45	$45	$—	$45	$—
Tax-exempt	—	—	—	—	—
Commercial real estate:
Commercial mortgages	3,275	1,332	1,943	3,275	377
Other construction and land develpoment loans	—	—	—	—	—
Secured by farmland	323	323	—	323	—
Consumer real estate:
Home equity loans	72	56	16	72	16
Home equity lines of credit	92	92	—	92	—
1-4 family reisdential mortgages	1,032	614	418	1,032	101
Construction	—	—	—	—	—
Installment loans to individuals	—	—	—	—	—

Gross loans	$4,839	$2,462	$2,377	$4,839	$494

Allowance for Possible Loan Losses
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
     The following table details activity in the allowance for possible loan losses by portfolio segment for the years ended December 31, 2010 and 2009. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	2010
	Commercial	Commercial	Consumer	Installment
	Financial &	Real	Real	Loans
(In Thousands)	Agricultural	Estate	Estate	Individuals	Unallocated	Total

Balance, beginning of year	$567	$1,793	$1,339	$149	$362	$4,210
Provision charged to operations	156	1,464	(87)	(30)	52	1,555
Loans charged off	(5)	(973)	(21)	(37)	—	(1,036)
Recoveries	34	2	12	24	—	72

Balance, end of year	$752	$2,286	$1,243	$106	$414	4,801

Ending balance individually evaluated for impairment	$54	$654	$90	$—	$—	$798

Ending balance collectively evaluated for impairment	$698	$1,632	$1,153	$106	$414	$4,003

	2009
	Commercial	Commercial	Consumer	Installment
	Financial &	Real	Real	Loans
(In Thousands)	Agricultural	Estate	Estate	Individuals	Unallocated	Total

Balance, beginning of year	$402	$1,340	$1,121	$158	$737	$3,758
Provision charged to operations	280	448	619	51	(373)	1,025
Loans charged off	(116)	—	(407)	(76)	—	(599)
Recoveries	1	4	6	15	—	26

Balance, end of year	$567	$1,792	$1,339	$148	$364	4,210

Ending balance individually evaluated for impairment	$—	$392	$102	$—	$—	$494

Ending balance collectively evaluated for impairment	$567	$1,415	$1,237	$148	$414	$3,781

     Activity in the allowance for possible loan losses during 2008 was as follows:

2008
Balance, beginning of year	$1,437
Provision charged to operations	750
Allowance acquired	1,683
Loans charged off	(148)
Recoveries	36

Balance, end of year	$3,758

     The Corporation’s recorded investment in loans as of December 31, 2010 and 2009 related to each balance in the allowance for possible loan losses by portfolio segment and disaggregated on the basis of the Corporation’s impairment methodology was as follows:

	2010
	Commercial	Commercial	Consumer	Installment
	Financial &	Real	Real	Loans
(In Thousands)	Agricultural	Estate	Estate	Individuals	Total

Ending balance individually evaluated for impairment	$498	$2,644	$1,622	$—	$4,764

Ending balance collectively evaluated for impairment	58,501	105,025	164,937	7,226	335,689

Ending balance	$58,999	$107,669	$166,559	$7,226	$340,453

	2009
	Commercial	Commercial	Consumer	Installment
	Financial &	Real	Real	Loans
(In Thousands)	Agricultural	Estate	Estate	Individuals	Total

Ending balance individually evaluated for impairment	$45	$3,598	$1,196	$—	$4,839

Ending balance collectively evaluated for impairment	55,652	93,021	169,267	7,710	325,650

Ending balance	$55,697	$96,619	$170,463	$7,710	$330,489

Loan Modifications
     From time to time, the Bank may agree to modify the contractual terms of a borrower’s loan. In cases where such modifications represent a concession to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring. Loans modified in a troubled debt restructuring are placed on nonaccrual status until the Bank determines the future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrate a period of performance according to the restructured terms of six months. At December 31, 2010, there were no significant loans modified in troubled debt restructurings.
5. MORTGAGE SERVICING RIGHTS
     The Bank sells real estate mortgages. The mortgage loans sold which are serviced for others are not included in the accompanying Consolidated Balance Sheets. The unpaid principal balances of mortgage loans serviced for others were $75,647,000 and $57,154,000 at December 31, 2010 and 2009, respectively. The balances of amortized mortgage servicing rights included in other assets at December 31, 2010 and 2009 were $491,000 and $344,000, respectively. Valuation allowances were not provided since fair values were determined to equal carrying values. Fair values were determined using a discount rate of 6% and average expected lives of 3 to 6 years.
The following summarizes mortgage servicing rights capitalized and amortized:

(In Thousands)	2010	2009
Balance, beginning of year	$344	$206
Servicing asset additions	235	214
Amortization	(88)	(76)

Balance, end of year	$491	$344

The Bank does not require custodial escrow accounts in connection with the foregoing loan servicing.
6. PREMISES AND EQUIPMENT
     A summary of premises and equipment at December 31, 2010 and 2009 follows:

(In Thousands)	2010	2009
Land	$1,684	$1,704
Premises	11,942	12,139
Furniture and equipment	9,244	8,969
Leasehold improvements	64	64

Total	22,934	22,876
Less accumulated depreciation and amortization	10,942	10,293

Net premises and equipment	$11,992	$12,583

     Depreciation amounted to $944,000, $1,023,000 and $693,000 in 2010, 2009 and 2008, respectively.
7. DEPOSITS
     Major classifications of deposits at December 31, 2010 and 2009 consisted of:

(In Thousands)	2010	2009
Demand deposits	$62,877	$55,734
Interest-bearing demand deposits	70,953	71,396
Savings	107,679	101,537
Time deposits over $100,000	79,678	71,720
Other time deposits	152,605	161,901

Total deposits	$473,792	$462,288

     The following is a schedule reflecting remaining maturities of time deposits of $100,000 and over at December 31, 2010:

(In Thousands)
2011	$23,082
2012	22,774
2013	23,195
2014	3,883
2015	6,744

Total	$79,678

     Interest expense related to time deposits of $100,000 or more was $1,703,000 in 2010, $1,915,000 in 2009 and $1,581,000 in 2008.
8. SHORT-TERM BORROWINGS
     Securities sold under agreements to repurchase and Federal Home Loan Bank advances generally represented overnight or less than 30-day borrowings. U.S. Treasury tax and loan notes for collections made by the Bank were payable on demand. Short-term borrowings consisted of the following at December 31, 2010 and 2009:

	2010
		Weighted	Maximum
	Ending	Average	Month End	Average
(In Thousands)	Balance	Balance	Balance	Rate
Securities sold under agreements to repurchase	$57,824	$52,315	$62,172	0.81%
Other short-term borrowings	—	773	4,075	0.73%
U.S. Treasury tax and loan notes	935	603	1,000	0.00%

Total	$58,759	$53,691	$67,247	0.79%

	2009
		Weighted	Maximum
	Ending	Average	Month End	Average
(In Thousands)	Balance	Balance	Balance	Rate

Securities sold under agreements to repurchase	$51,682	$47,873	$56,253	0.76%
Other short-term borrowings	—	352	5,400	0.64%
U.S. Treasury tax and loan notes	315	601	994	0.00%

Total	$51,997	$48,826	$62,647	0.75%

9. LONG-TERM BORROWINGS
     Long-term borrowings consist of advances due to the FHLB — Pittsburgh. Under terms of a blanket agreement, the loans were secured by certain qualifying assets of the Bank which consisted principally of first mortgage loans. The carrying value of these collateralized items was $179,422,000 at December 31, 2010. The Bank has lines of credit with Federal Reserve Bank Discount Window, Wells Fargo Bank, and FHLB — Pittsburgh in the aggregate amount of $184,422,000 at December 31, 2010. The unused portion of these lines of credit was $178,299,000 at December 31, 2010. Long-term borrowings consisted of the following at December 31, 2010 and 2009:

(In Thousands)	2010	2009

Loan dated June 25, 1998 in the original amount of $72,000 for a 30-year term requiring monthly payments of $425 including interest at 5.86%.	$56	$58

Loan dated February 23, 1999 in the original amount of $29,160 for a 20-year term requiring monthly payments of $179 including interest at 5.50%.	20	21

Loan dated August 20, 1999 in the original amount of $32,400 for a 20-year term requiring monthly payments of $199 including interest at 5.50%.	23	24

Loan dated January 27, 2000 in the original amount of $5,000,000 for a 10-year term with a 1-year conversion date, at the discretion of FHLB, and a 3-month conversion frequency thereafter. This note matured and was paid off during 2010.	—	5,000

Loan dated August 16, 2000 in the original amount of $2,000,000 for a 10-year term with a 6-month conversion date, at the discretion of FHLB, and a 3-month conversion frequency thereafter. This note matured and was paid off during 2010.	—	2,000

Loan dated September 20, 2000 in the original amount of $2,000,000 for a 10-year term with a 3-year conversion date, at the discretion of FHLB, and a 3-month conversion frequency thereafter. This note matured and was paid off in 2010.	—	2,000

Loan dated December 13, 2000 in the original amount of $32,092 for a 20-year term requiring monthly payments of $197 including interest at 5.50%.	24	25

Three FHLB Fixed Rate Community Lending Program loans dated May 7, 2009 in the original amount of $1,000,000 each for terms ranging from 3 to 5 years. At December 31, 2010 the interest rates ranged from 2.03% to 2.94%.	3,000	3,000

Three FHLB Fixed Rate Community Lending Program loans dated July 15, 2009 in the original amount of $1,000,000 each for terms ranging from 3 to 5 years. At December 31, 2010 the interest rates ranged from 1.99% to 3.04%.	3,000	3,000

Total	$6,123	$15,128

     The following is a schedule reflecting remaining maturities of long-term debt at December 31, 2010:

(In Thousands)
2011	$5
2012	2,005
2013	2,006
2014	2,006
2015	6
Thereafter	95

Total	$6,123

10. COMPREHENSIVE INCOME
     The components of the change in other comprehensive income and related tax effects are as follows:

	Years Ended December 31,
(In Thousands)	2010	2009	2008
Unrealized holding (losses) gains on available-for-sale investment securities	$(416)	$1,750	$2,671
Reclassification adjustment for losses realized in income	(42)	(385)	(431)

Change in net unrealized gains before tax effect	(458)	1,365	2,240
Tax effect	(156)	464	762

Change in net unrealized gain on investment securities available-for-sale, net of reclassification and tax effect	$(302)	$901	$1,478

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

		Average Per Share
		Employees’	Market
	Number	Purchase	Value
	of Shares	Price	of Shares
Year Issued:
2010	2,149	$24.19	$27.00
2009	3,154	$20.96	$22.55
2008	606	$22.86	$25.40
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

	Number	Total
(In Thousands, Except Per Share Data)	of Shares	Proceeds

Year:
2010	13,932	$387
2009	14,616	$319
2008	11,652	$254

12. INCOME TAXES
     The provision for income tax expense consisted of the following components:

	For the Years Ended December 31,
(In Thousands)	2010	2009	2008
Currently payable	$2,496	$1,980	$1,155
Deferred (benefit) tax	(170)	75	(259)

Total income tax provision	$2,326	$2,055	$896

     A reconciliation of the actual provision for federal income tax expense and the amounts which would have been recorded based upon the statutory rate of 34% follows:

	2010		2009		2008
(In Thousands)	Amount	%	Amount	%	Amount	%
Provision at statutory rate	$2,934	34.0%	$2,697	34.0%	$1,351	34.0%
Tax-exempt income	(462)	(5.4)	(428)	(5.4)	(327)	(8.2)
Bank-owned life insurance income-net	(151)	(1.7)	(152)	(1.9)	(124)	(3.1)
Tax credit from limited partnerships less amortization, net	(131)	(1.5)	(133)	(1.7)	(68)	(1.7)
Non-decuctible expenses	35	0.4	38	0.5	51	1.3
Other, net	101	1.2	33	0.4	13	0.2

Effective income tax and rate	$2,326	27.0%	$2,055	25.9%	$896	22.5%

     The net deferred tax liability recorded by the Corporation consisted of the following tax effects of temporary timing differences at December 31, 2010 and 2009:

(In Thousands)	2010	2009
Deferred tax assets:
Allowance for loan losses	$1,376	$1,101
Allowance for off balance sheet losses	3	3
Deferred compensation and director’s fees	457	418
Non-accrual loan interest	23	21
Investment in limited partnerships	126	106
Impairment losses on investment securities	393	378
* Property valuation	238	280
Capital loss carryforward	159	238

Total	2,775	2,545

Deferred tax liabilities:
Loan fees and costs	(63)	(32)
Bond accretion	(88)	(73)
Depreciation	(619)	(598)
Investment in insurance agency	(22)	(22)
* Intangibles	(1,185)	(1,186)
* Other	(30)	(27)
Unrealized investment security gains	(1,144)	(1,299)

Total	(3,151)	(3,237)

Deferred tax liability, net	$(376)	$(692)

     The above net deferred tax liability is included in other liabilities on the accompanying consolidated balance sheets. Those items noted with an (*) resulted from the 2008 acquisition of Columbia Financial Corporation, see Note 15. Except for the capital loss carryover, it is anticipated that all tax assets shown above will be realized and accordingly no valuation allowance was provided. The Corporation has a capital loss carryforward in the amount of $668,000 as of December 31, 2010. It is possible, due to term limits on the carryover, that not all of the capital losses will be utilized before expiration. Therefore, the Corporation has recorded a valuation allowance in the amount of $200,000 as of December 31, 2010.
     The Corporation and the Bank file a consolidated federal income tax return. The Corporation is also required to file a separate state income tax return and has available state operating loss carryforwards totaling $1,344,000. The losses expire through 2038. The related deferred net state tax asset in the amount of $134,000 has been fully reserved and is not reflected in the net tax asset since management is of the opinion that such assets will not be realized in the foreseeable future.
13. EMPLOYEE BENEFIT AND DEFERRED COMPENSATION PLANS
EMPLOYEE BENEFIT PLANS
     The Bank maintains a 401K salary deferral profit sharing plan for the benefit of its employees. Under the salary deferral component, employees may elect to contribute a percentage of compensation up to the maximum amount allowable not to exceed the limits of IRS Code Section 401(K). The Corporation matches 100% of employee contributions up to 4% of compensation. Under the profit sharing component, contributions are made at the discretion of the Bank’s Board of Directors. Matching contributions amounted to $204,000, $195,000 and $157,000 for the years ended December 31, 2010, 2009 and 2008, respectively. There were no discretionary contributions for the years ended December 31, 2010, 2009 and 2008.
DEFERRED COMPENSATION PLANS
Directors
     During 2003, the directors were given the option of receiving or deferring their directors’ fees under a non-qualified deferred compensation plan which allows the director to defer such fees until the year following the expiration of the directors’ term. Payments are then made over specified terms under these arrangements up to a ten-year period. Interest is to accrue on these deferred fees at a 5-year certificate of deposit rate, which was 4.62% in 2008. The certificate of deposit rate will reset in January 2013. Three directors have elected to participate in this program and the total accrued liability as of December 31, 2010 and 2009 was $255,000, and $243,000, respectively.
     Total directors’ fees, including amounts currently paid for the years ended December 31, 2010, 2009 and 2008 were $274,000, $284,000 and $244,000, respectively.
     During 2008, the directors were given the option of receiving or deferring their directors’ fees under a non-qualified deferred compensation plan with the same features as the above plan. The interest rate that will be paid beginning with the January 2009 director pay is 4% for a 5-year period and will reset in January 2014. Two directors elected to participate in this plan for 2010. Total accrued liability as of December 31, 2010 and 2009 was $70,000 and $33,000. The same two directors have elected to participate in this plan for 2011.
Officers
     In 1992, the Bank entered into agreements with two executive officers to establish non-qualified deferred compensation plans. Each officer deferred compensation in order to participate in this deferred compensation plan. If the officer continued to serve as an officer of the Bank until he attained 65 years of age, the Bank agreed to pay him 120 guaranteed consecutive monthly payments commencing on the first day of the month following the officer’s 65th birthday. Each officer’s guaranteed monthly payment was based upon the future value of life insurance purchased with the compensation the officer has deferred. The Bank obtained life insurance (designating the Bank as the beneficiary) on the life of each participating officer in an amount which is intended to cover the Bank’s obligations under this deferred compensation plan, based upon certain actuarial assumptions. During 2002, the agreements with the two executive officers were modified. Under one agreement, the executive officer receives $225,000 payable monthly over a 10-year period commencing in February 2003. Under another agreement, another executive officer receives $175,000 payable monthly over a 10-year period commencing in April 2003. This second agreement also provided post-employment health care benefits to the executive officer until the attainment of age 65. As of December 31, 2010 and 2009, the net cash value of insurance policies was $492,000 and $464,000, respectively, and the total accrued liability, equal to the present value of these obligations, was $82,000 and $117,000, respectively, relating to these retired executive officers’ deferred compensation plans.
     In April 2003, the Bank entered into non-qualified deferred compensation agreements with three senior officers to provide supplemental retirement benefits commencing with the executive’s retirement and ending 15 years thereafter. One participant began payout during 2009 with amount received being $8,000 during 2009 and $20,000 each year thereafter. The deferred compensation expense related to these agreements for the years ended December 31, 2010, 2009 and 2008 was $99,000, $113,000 and $119,000 respectively, and the total accrued liability as of December 31, 2010 and 2009 was $737,000 and $658,000, respectively.
     In 2009, the Bank entered into a non-qualified deferred compensation agreement with one senior officer to provide supplemental retirement benefits commencing with the executive’s retirement and ending 15 years thereafter. The deferred compensation expense related to this agreement for the years ended December 31, 2010 and 2009 was $23,000 and $12,000 respectively and the total accrued liability as of December 31, 2010 and 2009 was $35,000 and $12,000, respectively.

     In December 2010, the Bank entered into a Supplemental Executive Retirement Plan for one senior officer to provide supplemental retirement benefits commencing with the executive’s retirement and ending 15 years thereafter. This plan expense commences in 2011; therefore, no expense or accrued liability exists at December 31, 2010.
     The Bank entered into agreements to provide post-retirement benefits to employees in the form of life insurance payable to the employee’s estate upon their death through endorsement split dollar life insurance arrangements. The Corporation adopted the guidance in FASB ASC 715-60-35 Compensation — Retirement Benefits — Post Retirement effective January 1, 2007 to recognize the liability for future benefits in the amount of $12,000. The post- retirement benefit expense related to these split dollar arrangements amounted to $0, $23,000 and $72,000 for the years ended December 31, 2010, 2009 and 2008. The total accrued liability for the split dollar post retirement benefits amounted to $166,000 for the years ended December 31, 2010 and 2009, respectively.
     Total deferred compensation and split dollar post retirement benefit expense for current and retired officers for the years ended December 31, 2010, 2009 and 2008 was $122,000, $155,000 and $187,000, respectively, and the total accrued liability under the officers’ deferred compensation and split dollar post retirement plans as of December 31, 2010 and 2009 was $1,017,000 and $953,000, respectively.
14. LEASE COMMITMENTS AND CONTINGENCIES
     The Corporation leases facilities and office equipment under operating leases expiring through 2016. Rental expense under operating leases totaled approximately $219,000 in 2010, $149,000 in 2009 and $78,000 in 2008. Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of 1 year as of December 31, 2010 are as follows:

(In Thousands)
2011	$280
2012	282
2013	123
2014	41
2015	5
Thereafter	5

Total	$736

     In 2008, the Corporation purchased the license to utilize banking software, and entered into contractual commitments to pay annual license fees associated with the software. The license fee was waived for the first year and future fees are payable based on the Bank’s asset size. As part of the agreement, the second and third year license fees will be based on the Bank’s asset size as of March 31, 2008. The Corporation estimates the annual fees for the years ended December 31, 2011 and 2012 will amount to $166,000 and $191,000, respectively.
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

The following unaudited pro forma consolidated financial information presents the combined results of operations of the Corporation as if the CFC acquisition had occurred as of the beginning of 2008:

For the Year Ended
(In Thousands, Except Per Share Data)	December 31, 2008
Net interest income	$19,132
Provision for loan losses	775

Net interest income after provision for loan losses	18,357
Non-interest income	4,739
Non-interest expense	16,923

Income before income tax provision	6,173
Income tax provision	1,743

Net income	$4,430

Net income per common share	$1.97

Average common shares outstanding	2,251,486

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
16. RELATED PARTY TRANSACTIONS
     Certain directors and executive officers of the Corporation and the Bank, as well as companies in which they are principal owners (i.e., at least 10% ownership), were indebted to the Bank at December 31, 2010 and 2009. These loans were made on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated parties. These loans did not present more than the normal risk of collectibility nor present other unfavorable features. A summary of the activity on these related party loans consisted of the following:

	Beginning			Ending
(In Thousands)	Balance	Additions	Payments	Balance

2010	$7,845	$995	$(998)	$7,842
2009	7,803	1,441	(1,399)	7,845
     The above loans represent funds drawn and outstanding at the date of the accompanying consolidated financial statement. Commitments by the Bank to related parties on loan commitments and standby letters of credit for 2010 and 2009 presented an off-balance sheet risk to the extent of undisbursed funds in the amount of $3,842,000 and $3,139,000 respectively.
     Deposits from certain officers and directors and/or their affiliated companies held by the Bank amounted to $3,462,000 and $3,715,000 at December 31, 2010 and 2009, respectively.
     The total consolidated loans made by the bank at December 31, 2010, to its directors and executive officers as a group, members of their immediate families and companies in which they have a 10% or more ownership interest was $10,286,000 or approximately 15.2 percent of the Corporation’s total consolidated capital accounts. This amount also represented the largest amount of all these loans in 2010. These loans did not involve more than the normal risk of collectability nor did they present other unfavorable features.
17. REGULATORY MATTERS
     Dividends paid by the Corporation are generally provided from dividends paid to it by the Bank. Under provisions of the Pennsylvania Banking Code, cash dividends may be paid by the Bank from accumulated net earnings (retained earnings) as long as minimum capital requirements are met. The minimum capital requirements stipulate that the Bank’s surplus or excess of capital be equal to the amount of capital stock. The Bank carries capital in excess of capital requirements. The Bank has a balance of $21.9 million in its retained earnings at December 31, 2010, which is fully available for the payout of cash dividends. In order for the Corporation to maintain its financial holding company status, all banking subsidiaries must maintain a well capitalized status. The Corporation’s balance of retained earnings at December 31, 2010 is $36.4 million and would be available for the payout of cash dividends, although payment of dividends to such extent would not be prudent or likely. In 2009 the Federal Reserve Board notified all bank holding companies that dividends should be eliminated, deferred or significantly reduced if the bank holding company’s net income for the past four quarters, net of dividends paid during that period, is not sufficient to fully fund the dividends; the bank holding company’s prospective rate of earnings retention is not consistent with the bank holding company’s capital needs and overall, current and prospective financial condition; or the bank holding company will not meet or is in danger of meeting its minimum regulatory capital adequacy ratios.
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
     As of December 31, 2010, the Bank was categorized as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table.
     The following table reflects the Corporation’s actual consolidated capital amounts and ratios at December 31:

	2010		2009
(In Thousands)	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-weighted Assets)
Actual	$64,476	18.5%	$60,322	17.6%
For Capital Adequacy Purposes	27,884	8.0	27,394	8.0
To Be Well-Capitalized	34,855	10.0	34,243	10.0

Tier I Capital (to Risk-weighted Assets)
Actual	$60,114	17.3%	$56,102	16.4%
For Capital Adequacy Purposes	13,942	4.0	13,697	4.0
To Be Well-Capitalized	20,913	6.0	20,546	6.0

Tier I Capital (to Average Assets)
Actual	$60,114	10.0%	$56,102	9.8%
For Capital Adequacy Purposes	24,034	4.0	22,861	4.0
To Be Well-Capitalized	30,043	5.0	28,577	5.0
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
     The Corporation may require collateral or other security to support financial instruments with off-balance sheet credit risk. The contract or notional amounts at December 31, 2010 and 2009 were as follows:

(In Thousands)	2010	2009
Financial instruments whose contract amounts represents credit risk:
Commitments to extend credit	$65,926	$71,868
Standby letters of credit	2,674	3,393
Dealer floor plans	966	932
Loans held for sale	2,005	267
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
     Standby letters of credit and commercial letters of credit are conditional commitments issued by the Corporation to guarantee payment to a third party when a customer either fails to repay an obligation or fails to perform some non-financial obligation. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Corporation holds collateral supporting those commitments for which collateral is deemed necessary. The extent of collateral held for those commitments at December 31, 2010 varied from 0 percent to 100 percent. The average amount collateralized was 78.8 percent.
     The Corporation’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and letters of credit is represented by the contractual notional amount of those instruments. The Corporation uses the same credit policies in making commitments and conditional obligations, as it does for on-balance sheet instruments.
     The Corporation granted commercial, consumer and residential loans to customers primarily within Pennsylvania. Of the total loan portfolio, 80.5% was for real estate loans, principally residential. It was the opinion of management that this high concentration did not pose an adverse credit risk. Further, it is management’s opinion that the remainder of the loan portfolio was balanced and diversified to the extent necessary to avoid any significant concentration of credit.
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
     The following table presents the assets reported on the consolidated statements of financial condition at their fair value as of December 31, 2010 and 2009 by level within the fair value hierarchy. As required by FASB ASC 820-10, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

		December 31, 2010
(In Thousands)	Level I	Level II	Level III	Total
Assets Measured on a Recurring Basis:
Investment Securities, available-for-sale	$2,084	$205,089	$—	$207,173

		December 31, 2009
(In Thousands)	Level I	Level II	Level III	Total
Assets Measured on a Recurring Basis:
Investment Securities, available-for-sale	$1,697	$218,569	$—	$220,266
     At December 31, 2010 and 2009, investments measured at fair value on a recurring basis and the valuation methods used are as follows:

		December 31, 2010
	Level I	Level II	Level III	Total
(In Thousands)
Available for sale securities
Obligation of US Government Agencies
Mortgage-backed	$—	$132,515	$—	$132,515
Other	—	58,903	—	58,903
Obligations of state and political subdivisions	—	13,671	—	13,671
Equity securities	2,084	—	—	2,084

	$2,084	$205,089	$—	$207,173

		December 31, 2009
(In Thousands)	Level I	Level II	Level III	Total
Available for sale securities
Obligation of US Government Agencies
Mortgage-backed	$—	$138,856	$—	$138,856
Other	—	68,339	—	68,339
Obligations of state and political subdivisions	—	11,374	—	11,374
Equity securities	1,697	—	—	1,697

	$1,697	$218,569	$—	$220,266

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
     The following table presents the assets reported on the consolidated statements of financial condition at their fair value on a non-recurring basis as of December 31, 2010 and 2009 by level within the fair value hierarchy. As required by FASB ASC 820-10, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

		December 31, 2010
(In Thousands)	Level I	Level II	Level III	Total
Assets Measured on a Non-recurring Basis:
Impaired Loans	$—	$4,764	$—	$4,764
Loans Held for Sale	—	2,005	—	2,005
Mortgage Servicing Rights	—	491	—	491
Other Real Estate Owned	—	—	—	—

	$—	$7,260	$—	$7,260

	December 31, 2009
(In Thousands)	Level I	Level II	Level III	Total
Assets Measured on a Non-recurring Basis:
Impaired Loans	$—	$4,839	$—	$4,839
Loans Held for Sale	—	267	—	267
Mortgage Servicing Rights	—	344	—	344
Other Real Estate Owned	—	29	—	29

	$—	$5,479	$—	$5,479

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
     At December 31, 2010 and 2009, the carrying values and estimated fair values of financial instruments are presented in the table below:

	2010		2009
	Carrying	Estimated	Carrying	Estimated
(In Thousands)	Amount	Fair Value	Amount	Fair Value

Financial Assets:
Cash and short-term instruments	$27,595	$27,595	$11,459	$11,459
Investment securities	207,173	207,173	220,266	220,266
Restricted securities	3,012	3,012	2,984	2,984
Loans, net	335,652	341,814	326,279	329,726
Cash surrender value of bank owned life insurance	11,942	11,942	11,440	11,440
Accrued interest receivable	1,632	1,632	2,006	2,006

Financial Liabilities:
Interest- bearing deposits	410,915	414,706	406,554	410,168
Noninterest- bearing deposits	62,877	62,877	55,734	55,734
Short-term borrowings	58,759	58,759	51,997	51,997
Long-term borrowings	6,123	6,303	15,128	15,375
Junior subordinate debentures	4,640	4,640	4,640	4,640
Accrued interest payable	652	652	859	859

Off-Balance Sheet Assets (Liabilities):
Commitments to extend credit		$65,926		$71,868
Standby letters of credit		2,674		3,393
Dealer floor plans		966		932
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
     CASH SURRENDER VALUE OF BANK OWNED LIFE INSURANCE
     The fair values are equal to the current carrying value
     ACCRUED INTEREST RECEIVABLE AND PAYABLE
     The fair values are equal to the current carrying value.
     DEPOSITS
     The fair value of deposits with no stated maturity, such as Demand Deposits, Savings Accounts, and Money Market Accounts, was equal to the amount payable on demand at December 31, 2010 and 2009.
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
21. PARENT COMPANY FINANCIAL INFORMATION
     Condensed financial information for CCFNB Bancorp, Inc. (Parent Company only) was as follows:

BALANCE SHEETS	December 31,
(In Thousands)	2010	2009	2008

Assets
Cash	$530	$793	$524
Investment in subsidiary	68,763	65,927	61,568
Investment in other equity securities	2,084	1,697	2,292
Prepayments and other assets	1,121	1,226	942
Receivable from subsidiary	—	109	200

Total Assets	$72,498	$69,752	$65,526

Liabilities and Stockholders’ Equity
Junior subordinate debentures	$4,640	$4,640	4,640
Accrued expenses and other liabilities	4	26	$111

Total Liabilities	4,644	4,666	4,751

Stockholders’ Equity
Common stock	2,859	2,838	2,816
Surplus	27,964	27,539	27,173
Retained earnings	36,397	32,723	29,164
Accumulated other comprehensive income	2,221	2,523	1,622
Treasury stock	(1,587)	(537)	—

Total Stockholders’ Equity	67,854	65,086	60,775

Total Liabilities and Stockholders’ Equity	$72,498	$69,752	$65,526

STATEMENTS OF INCOME	Years Ended December 31,
(In Thousands)	2010	2009	2008

Income
Dividends from subsidiary bank	$3,130	$2,818	$2,359
Dividends — other	44	55	81
Securities losses, net	(42)	(383)	(431)

Total Income	3,132	2,490	2,009
Operating expenses	212	245	202

Income Before Taxes and Equity in Undistributed
Net Income of Subsidiary and Insurance Agency	2,920	2,245	1,807
Applicable income tax benefit	(14)	(204)	(206)

Income Before Equity in Undistributed Net Income of Subsidiary and Equity in Income from Insurance Agency	2,934	2,449	2,013
Equity in undistributed income of subsidiary	3,370	3,414	1,059
Equity in income from investment in insurance agency	—	14	6

Net Income	$6,304	$5,877	$3,078

STATEMENTS OF CASH FLOWS	Years Ended December 31,
(In Thousands)	2010	2009	2008

Operating Activities:
Net income	$6,304	$5,877	$3,078
Adjustments to reconcile net income to net cash provided by operating activities:
Securities losses (gains)	—	314	(6)
Impairment loss on securites	42	69	437
Equity in undistributed net income of subsidiary	(3,370)	(3,414)	(1,059)
Decrease (increase) in amounts due from subsidiary	109	(44)	(219)
Decrease in income taxes and accrued expenses payable	(30)	(230)	(263)

Net Cash Provided By Operating Activities	3,055	2,572	1,968

Investing Activities:
Purchase of equity securities	(78)	—	(153)
Acquisition of bank cash	—	—	251
Proceeds from sale of equity securities	—	164	51

Net Cash (Used in) Provided By Investing Activities	(78)	164	149

Financing Activities:
Acquisition of treasury stock	(1,050)	(537)	(398)
Proceeds from issuance of common stock	440	388	267
Cash dividends	(2,630)	(2,318)	(1,593)

Net Cash Used In Financing Activities	(3,240)	(2,467)	(1,724)

(Decrease) increase in Cash and Cash Equivalents	(263)	269	393
Cash and Cash Equivalents at Beginning of Year	793	524	131

Cash and Cash Equivalents at End of Year	$530	$793	$524

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders of CCFNB Bancorp, Inc.
We have audited the accompanying consolidated balance sheets of CCFNB Bancorp, Inc. and Subsidiary as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010. CCFNB Bancorp, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Corporation is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Corporation’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CCFNB Bancorp, Inc. and Subsidiary as of December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

/s/ J. H. Williams & Co., LLP

J. H. Williams & Co., LLP
Kingston, Pennsylvania
March 8, 2011

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
     None.
Item 9A. Controls and Procedures
(a) Disclosure Controls and Procedures.
     Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (Exchange Act), such as this report, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosure.
     We have created a disclosure committee. The committee consists of eight key management personnel. The purpose of the committee is to verify that all internal controls and procedures are in place in each area of authority. Whistle-Blowing procedures have been put in place and communicated to all directors and employees. The disclosure committee meets periodically.
     We design internal control procedures with the objective of providing reasonable assurance that: (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principals.
     Limitations on the Effectiveness of Controls. Our management, including the CEO and CFO, does not expect that our disclosure controls or our internal controls will prevent all error or all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits or controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Corporation and the Bank have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, a control system may become inadequate because of changes in conditions, or the degree of compliance with the policies and procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
     Scope of the Controls Evaluation. The CEO and CFO evaluation of our disclosure controls and internal controls included a review of such controls’ objectives and design, such control’s implementation by us and the Bank and the effect of these controls on the information generated for use in this report. In the course of the controls evaluation, we sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation will be done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in our Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K. Our internal controls are also evaluated on an ongoing basis by our internal auditors, by other personnel in the Bank and by our external independent auditors in connection with their audit and review activities. The overall goals of these various evaluation activities are to monitor our disclosure controls and internal controls and to make modifications as necessary. Our intent in this regard is that the disclosure controls and internal controls will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant.
     Among other matters, we sought in our evaluation to determine whether there were any “significant deficiencies” or “material weaknesses” in our and the Bank’s internal controls, or whether we had identified any acts of fraud involving personnel who have a significant role in our and the Bank’s internal controls. This information was important both for the controls evaluation generally and because items 5 and 6 in the Section 302 Certifications of the CEO and CFO require that the CEO and CFO disclose that information to our Board’s Audit Committee and to our independent auditors and to report on related matters in this section of our Annual Report. In the professional auditing literature, “significant deficiencies” are referred to as “reportable conditions”. These are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. A “material weakness” is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. In addition, we sought to deal with other controls matters in the controls evaluation, and in each case if a problem was identified, we considered what revision, improvement or correction to make in accord with our on-going procedures.

     In accord with Commission requirements, the CEO and CFO note that, as of December 31, 2010, there have been no significant changes in Internal Controls or in other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.
     Conclusions. The Corporation’s management, including the Corporation’s CEO and CFO, have evaluated the effectiveness of the Corporation’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (“Exchange Act”). Based upon their evaluation, the CEO and CFO concluded that, as of the end of the period covered by this report, the Corporation’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Corporation files or submits under the Exchange Act with the Commission is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and is accumulated and communicated to the Corporation’s management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
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
     Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management believes that, as of December 31, 2010, the Corporation’s internal control over financial reporting was effective.
     This annual report does not include an attestation report of the Corporation’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Corporation’s registered public accounting firm pursuant to rules of the Commission that permit the Corporation to provide only management’s report in this annual report.

/s/ Lance O. Diehl
President Chief Executive Officer
Date: March 8, 2011

/s/ Jeffrey T. Arnold
Chief Financial Officer and Treasurer
Date: March 8, 2011

(c) Changes to Internal Control Over Financial Reporting
     There were no changes in the Corporation’s internal control over financial reporting during the three months ended December 31, 2010 that have materially impacted, or are reasonably likely to material affect, the Corporation’s internal control over financial reporting.

Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
Directors
     For information relating to the directors of the Corporation, the section captioned “Board of Directors” in the Corporation’s Proxy Statement for the 2011 Annual Meeting of Stockholders is incorporated by reference.
Executive Officers
     For information relating to officers of the Corporation, the section captioned “Executive Compensation” in the Corporation’s Proxy Statement for the 2011 Annual Meeting of Stockholders is incorporated by reference.
Compliance with Section 16(a) of the Exchange Act
     For information regarding compliance with Section 16(a) of the Exchange Act, the section captioned “Stock Ownership” in the Corporation’s Proxy Statement for the 2011 Annual Meeting of Stockholders is incorporated by reference.
Disclosure of Code of Ethics
     The Corporation has adopted a Code of Ethics that applies to directors, officers, and employees of the Corporation and the Bank. A copy of the Code of Ethics is posted on the Corporation’s website at www.firstcolumbiabank.com. Copies of the Code of Ethics may be obtained without charge by writing to CCFNB Bancorp, Inc., 232 East Street, Bloomsburg, PA 17815; Attn: Mr. Jeffrey T. Arnold, CFO and Treasurer. The Corporation intends to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding an amendment to, or a waiver from, a provision of its Code of Ethics by posting such information on its website.
Corporate Governance
     For information regarding the nominating and audit committees, the sections captioned “Corporate Governance”, “Board of Directors” and “Audit Committee Report”, in the Corporation’s Proxy Statement for the 2011 Annual Meeting of Stockholders are incorporated by reference.
Item 11. Executive Compensation
     For information regarding executive compensation, the section captioned “Executive Compensation” in the Corporation’s Proxy Statement for the 2011 Annual meeting of Stockholders is incorporated by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     Security Ownership of Certain Beneficial Owners Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Corporation’s Proxy Statement for the 2011 Annual Meeting of Stockholders.
     Security Ownership of Management Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Corporation’s Proxy Statement for the 2011 Annual Meeting of Stockholders.
Item 13. Certain Relationships and Related Transactions, Director Independence
Certain Relationships and Related Transactions
     For information relating to transactions with related persons, the section captioned “Executive Compensation” in the Corporation’s Proxy Statement for the 2011 Annual Meeting of Stockholders is incorporated herein by reference.
Director Independence
     For information regarding director independence, the section captioned “Corporate Governance” in the Corporation’s Proxy Statement for the 2011 Annual Meeting of Stockholders is incorporated by reference.
Item 14. Principal Accounting Fees and Services
     For information regarding the principal accounting fees and expenses, the section captioned “Independent Registered Public Accounting Firm” in the Corporation’s Proxy Statement for the 2011 Annual Meeting of Stockholders is incorporated by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) The following documents are filed as part of this report:
1.	The following financial statements are filed herewith in Item 8:
Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheet as of December 31, 2010 and 2009

Consolidated Statement of Income for the Years Ended December 31, 2010, 2009 and 2008

Consolidated Statement of Changes in Stockholders’ Equity for the Years Ended December 31, 2010, 2009 and 2008

Consolidated Statement of Cash Flows for the Years Ended December 31, 2010, 2009 and 2008

Notes to Consolidated Financial Statements
2.	All financial statement schedules are omitted because the required information is either not applicable, not required or is shown in the respective financial statement or in the notes thereto, which are incorporated by reference at subsection (a) (1) of this item.

3.	The following exhibits are filed herewith, or, as indicated, incorporated by reference as a part of this report.

3.1	Amended and Restated Articles of Incorporation (1)
3.2	Amended Bylaws (9)
10.1	Executive Employment Agreement of Lance O. Diehl (2)
10.2	Executive Employment Agreement of Edwin A. Wenner (3)
10.3	Form of Deferred Director Fees Agreement (4)
10.4	Supplemental Executive Retirement Plan Agreement and Amendment of Lance O. Diehl (5))
10.5	Supplemental Executive Retirement Plan Agreement and Amendment of Edwin A. Wenner (6)
10.6	Supplemental Executive Retirement Plan Agreement of Paul Page (7)
10.7	Executive Employment Agreement for Paul Page (8)
10.8	Executive Employment Agreement of Jeffrey T. Arnold (10)
10.9	Supplemental Executive Retirement Plan Agreement of Jeffrey T. Arnold (11)
21	List of Subsidiaries of the Corporation
23	Consent of Independent Registered Public Accounting Firm
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer

(1)	Incorporated by reference to Exhibit 1 to Registrant’s Current Report on Form 8-K, dated May 9, 2005, filed with the commission on May 10, 2005.

(2)	Incorporated by reference to Exhibit 10.6 to Registrant’s Registration Statement on Form S-4 filed with the Commission on March 27, 2008.

(3)	Incorporated by reference to Exhibit 10.7 to Registrant’s Registration Statement on Form S-4 filed with the Commission on March 27, 2008.

(4)	Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K, dated December 14, 2004, filed with the Commission on December 15, 2004.

(5)	Incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K, dated December 14, 2004, filed with the Commission on December 15, 2004.

(6)	Incorporated by reference to Exhibit 10.5 to Registrant’s Current Report on Form 8-K, dated December 14, 2004, filed with the Commission on December 15, 2004.

(7)	Incorporated by reference to Exhibit 1 to Registrant’s Current Report on Form 8-K, dated May 27, 2009, filed with the Commission on May 28, 2009.

(8)	Incorporated by reference to Exhibit 10.9 to Registrant’s Registration Statement on Form S-4 filed with the Commission on March 27, 2008.

(9)	Incorporated by reference to Exhibit 3.2 to Registrant’s Annual Report on Form 10-K, dated March 9, 2010, filed with the Commission on March 26, 2010.

(10)	Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated December 14, 2010, filed with the Commission on December 17, 2010.

(11)	Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K, dated December 14, 2010, filed with the Commission on December 17, 2010.
(b) See item 15(a)(3)
(c) None.
SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
CCFNB BANCORP, INC.
(Registrant)

By:	/s/ Lance O. Diehl	Date: March 8, 2011
Lance O. Diehl
President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Robert W. Brewington, Jr. Robert W. Brewington, Jr. Director	Date: March 8, 2011

By:	/s/ Edward L. Campbell Edward L. Campbell. Director	Date: March 8, 2011

By:	/s/ Lance O. Diehl Lance O. Diehl President, Chief Executive Officer and Director (Principal Executive Officer)	Date: March 8, 2011

By:	/s/ Robert W. Dillon Robert W. Dillon Director	Date: March 8, 2011

By:	/s/ Frank D. Gehrig Frank D. Gehrig Director	Date: March 8, 2011

By:	/s/ William F. Gittler William F. Gittler Director	Date: March 8, 2011

By:	/s/ Glenn E. Halterman Glenn E. Halterman Director, Chairman of the Board	Date: March 8, 2011

By:	/s/ Elwood R. Harding, Jr.. Elwood R. Harding, Jr. Director, Vice Chairman of the Board	Date: March 8, 2011

By:	/s/ Joanne I. Keenan Joanne I. Keenan Director	Date: March 8, 2011

By:	/s/ Willard H. Kile, Jr. Willard H. Kile, Jr. Director	Date: March 8, 2011

By:	/s/ W. Bruce McMichael, Jr. W. Bruce McMichael, Jr. Director	Date: March 8, 2011

By:	/s/ Mary Ann B. Naugle Mary Ann B. Naugle Director	Date: March 8, 2011

By:	/s/ Andrew B. Pruden Andrew B. Pruden Director	Date: March 8, 2011

By:	/s/ Charles B. Pursel Charles B. Pursel Director	Date: March 8, 2011

By:	/s/ Steven H. Shannon Steven H. Shannon Director	Date: March 8, 2011

By:	/s/ Jeffrey T. Arnold Jeffrey T. Arnold Chief Financial Officer and Treasurer (Principal Financial Officer) (Principal Accounting Officer)	Date: March 8, 2011
INDEX TO EXHIBITS