Form 10-Q
period 2011-03-31
CCFNB BANCORP INC
filed 2011-05-10
CIK 731122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011.
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to                    .
No. 000-19028
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑
On May 2, 2011, there were 2,229,791 shares of the Registrant’s common stock outstanding, par value $1.25.

CCFNB Bancorp, Inc. and Subsidiary
Index to Quarterly Report on Form 10-Q

PART I Financial Information

Item 1.	Financial Statements
CCFNB Bancorp, Inc.
Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
(In Thousands)	2011	2010

ASSETS
Cash and due from banks	$6,696	$7,263
Interest-bearing deposits in other banks	24,783	18,683
Federal funds sold	1,472	1,649

Total cash and cash equivalents	32,951	27,595

Investment securities, available for sale, at fair value	204,238	207,173
Restricted securities, at cost	2,863	3,012
Loans, net of unearned income	343,381	340,453
Less: Allowance for loan losses	4,858	4,801

Loans, net	338,523	335,652
Premises and equipment, net	12,043	11,992
Accrued interest receivable	1,691	1,632
Cash surrender value of bank-owned life insurance	12,075	11,942
Investment in limited partnerships	1,568	1,607
Intangible Assets:
Core deposit	2,065	2,192
Goodwill	7,937	7,937
Prepaid FDIC assessment	1,352	1,490
Other assets	2,800	2,075

TOTAL ASSETS	$620,106	$614,299

LIABILITIES
Interest-bearing deposits	$416,893	$410,915
Noninterest-bearing deposits	65,574	62,877

Total deposits	482,467	473,792

Short-term borrowings	55,060	58,759
Long-term borrowings	6,122	6,123
Junior subordinate debentures	4,640	4,640
Accrued interest payable	592	652
Other liabilities	2,682	2,479

TOTAL LIABILITIES	551,563	546,445

STOCKHOLDERS’ EQUITY
Common stock, par value $1.25 per share; authorized 5,000,000 shares; issued 2,290,791 shares in 2011 and 2,286,931 shares in 2010	2,864	2,859
Surplus	28,076	27,964
Retained earnings	37,317	36,397
Accumulated other comprehensive income	1,873	2,221
Treasury stock, at cost; 61,000 shares in 2011 and 2010	(1,587)	(1,587)

TOTAL STOCKHOLDERS’ EQUITY	68,543	67,854

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$620,106	$614,299

See accompanying notes to unaudited consolidated financial statements.

CCFNB Bancorp, Inc.
Consolidated Statements of Income
(Unaudited)

	For the Three Months Ended March 31,
(In Thousands, Except Per Share Data)	2011	2010

INTEREST AND DIVIDEND INCOME
Interest and fees on loans:
Taxable	$4,448	$4,677
Tax-exempt	280	212
Interest and dividends on investment securities:
Taxable	1,457	1,861
Tax-exempt	126	105
Dividend and other interest income	11	10
Federal funds sold	1	1
Deposits in other banks	9	2

TOTAL INTEREST AND DIVIDEND INCOME	6,332	6,868

INTEREST EXPENSE
Deposits	1,224	1,537
Short-term borrowings	84	106
Long-term borrowings	39	125
Junior subordinate debentures	24	23

TOTAL INTEREST EXPENSE	1,371	1,791

NET INTEREST INCOME	4,961	5,077

PROVISION FOR LOAN LOSSES	80	310

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,881	4,767

NON-INTEREST INCOME
Service charges and fees	414	426
Gain on sale of loans	161	130
Earnings on bank-owned life insurance	108	116
Brokerage	60	89
Trust	216	171
Interchange fees	219	195
Other	250	171

TOTAL NON-INTEREST INCOME	1,428	1,298

NON-INTEREST EXPENSE
Salaries	1,657	1,576
Employee benefits	585	471
Occupancy	298	293
Furniture and equipment	301	311
State shares tax	143	133
Professional fees	153	145
Director’s fees	68	67
FDIC assessments	149	147
Telecommunications	83	96
Amortization of core deposit intangible	127	151
Automated teller machine and interchange	151	130
Other	429	455

TOTAL NON-INTEREST EXPENSE	4,144	3,975

INCOME BEFORE INCOME TAX PROVISION	2,165	2,090
INCOME TAX PROVISION	555	550

NET INCOME	$1,610	$1,540

EARNINGS PER SHARE	$0.72	$0.69

CASH DIVIDENDS PER SHARE	$0.31	$0.29

WEIGHTED AVERAGE SHARES OUTSTANDING	2,226,195	2,243,439

See accompanying notes to the unaudited consolidated financial statements.

CCFNB Bancorp, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

					Accumulated
	Common				Other		Total
	Stock			Retained	Comprehensive	Treasury	Stockholders’
(In Thousands Except Per Share Data)	Shares	Amount	Surplus	Earnngs	Income (Loss)	Stock	Equity

Balance, December 31, 2009	2,270,850	$2,838	$27,539	$32,723	$2,523	$(537)	$65,086
Comprehensive Income:
Net income				1,540			1,540
Change in net unrealized gain on investment securities available-for-sale, net of reclassification adjustment and tax effects					348		348

Total comprehensive income							1,888

Common stock issuance under dividend reinvestment and stock purchase plans	4,140	6	106				112
Recognition of employee stock purchase plan expense			1				1
Purchase of treasury stock (17,500 shares)						(474)	(474)
Cash dividends, ($0.29 per share)				(650)			(650)

Balance, March 31, 2010	2,274,990	$2,844	$27,646	$33,613	$2,871	$(1,011)	$65,963

Balance, December 31, 2010	2,286,931	$2,859	$27,964	$36,397	$2,221	$(1,587)	$67,854
Comprehensive Income:
Net income				1,610			1,610
Change in net unrealized gain on investment securities available-for-sale, net of reclassification adjustment and tax effects					(348)		(348)

Total comprehensive income							1,262

Common stock issuance under dividend reinvestment and stock purchase plans	3,860	5	111				116
Recognition of employee stock purchase plan expense			1				1
Cash dividends, ($0.31 per share)				(690)			(690)

Balance, March 31, 2011	2,290,791	$2,864	$28,076	$37,317	$1,873	$(1,587)	$68,543

See accompanying notes to the unaudited consolidated financial statements.

CCFNB Bancorp, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	For The Three Months Ended March 31,
(In Thousands)	2011	2010

OPERATING ACTIVITIES
Net income	$1,610	$1,540
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	80	310
Depreciation and amortization of premises and equipment	200	233
Amortization and accretion on investment securities	255	242
Deferred income taxes (benefit) provision	(63)	44
Gain on sale of loans	(161)	(130)
Proceeds from sale of mortgage loans	7,305	4,561
Originations of mortgage loans held for resale	(8,202)	(4,815)
Amortization of intangibles and invesment in limited partnerships	166	192
(Increase) Decrease in accrued interest receivable	(59)	103
Increases in cash surrender value of bank-owned life insurance	(133)	(141)
Decrease in accrued interest payable	(60)	(96)
Other, net	8	(1,085)

Net cash provided by operating activities	946	958

INVESTING ACTIVITIES
Investment securities available for sale:
Purchases	(20,044)	(5,118)
Proceeds from sales, maturities and redemptions	22,048	29,102
Proceeds from redemption of restricted securities	149	—
Purchase of restricted securities	—	(184)
Net increase in loans	(1,893)	(6,905)
Acquisition of premises and equipment	(251)	(158)

Net cash provided by investing activities	9	16,737

FINANCING ACTIVITIES
Net increase in deposits	8,675	5,968
Net decrease in short-term borrowings	(3,699)	(2,747)
Repayment of long-term borrowings	(1)	(5,001)
Acquisition of treasury stock	—	(474)
Proceeds from issuance of common stock	116	112
Cash dividends paid	(690)	(650)

Net cash provided by (used for) financing activities	4,401	(2,792)

NET INCREASE IN CASH AND CASH EQUIVALENTS	5,356	14,903
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	27,595	11,459

CASH AND CASH EQUIVALENTS, END OF PERIOD	$32,951	$26,362

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest paid	$1,431	$1,887
Income taxes paid	—	99
Loans transferred to other real estate owned	—	300
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
RESTRICTED SECURITIES
     Restricted equity securities consist of stock in the Federal Home Loan Bank of Pittsburgh (“FHLB — Pittsburgh”), and Atlantic Central Bankers Bank (“ACBB”) and do not have a readily determinable fair value because their ownership is restricted, and they can be sold back only to the FHLB-Pittsburgh, ACBB or to another member institution. Therefore, these securities are classified as restricted equity investment securities, carried at cost, and evaluated for impairment. At March 31, 2011, the Corporation held $2,828,000 in stock of the FHLB-Pittsburgh and $35,000 in stock of ACBB. At December 31, 2010, the Corporation held $2,977,000 in stock of FHLB-Pittsburgh and $35,000 in stock of ACBB.
     The Corporation evaluated its holding of restricted stock for impairment and deemed the stock to not be impaired due to the expected recoverability of par value, which equals the value reflected within the Corporation’s financial statements. The decision was based on several items ranging from the estimated true economic losses embedded within FHLB’s mortgage portfolio to the FHLB’s liquidity position and credit rating. The Corporation utilizes the impairment framework outlined in GAAP to evaluate stock for impairment. The following factors were evaluated to determine the ultimate recoverability of the par value of the Corporation’s restricted stock holdings; (i) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted; (ii) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB; (iii) the impact of legislative and regulatory changes on the institutions and, accordingly, on the customer base of the FHLB; (iv) the liquidity position of the FHLB; and (v) whether a decline is temporary or whether it affects the ultimate recoverability of the FHLB stock based on (a) the materiality of the carrying amount to the member institution and (b) whether an assessment of the institution’s operational needs for the foreseeable future allow management to dispose of the stock. Based on the analysis of these factors, the Corporation determined that its holding of restricted stock was not impaired at March 31, 2011 and December 31, 2010.
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
JUNIOR SUBORDINATE DEBENTURES
     During 2006, CFC issued $4,640,000 in junior debentures due December 15, 2036 to Columbia Financial Statutory Trust I (Trust). On July 18, 2008, the Corporation became the successor to CFC and to this Trust, respectively. The Corporation owns all of the $140,000 in common equity of the Trust and the debentures are the sole asset of the Trust. The Trust, a wholly-owned unconsolidated subsidiary of the Corporation, issued $4,500,000 of floating-rate trust capital securities in a non-public offering in reliance on Section 4 (2) of the Securities Act of 1933. The floating-rate capital securities provide for quarterly distributions at a variable annual coupon rate, reset quarterly, based on the 3-month LIBOR plus 1.75%. The coupon rate was 2.06% at March 31, 2011. The securities are callable by the Corporation, subject to any required regulatory approval, at par, after five years. The Corporation unconditionally guarantees the trust capital securities. The terms of the junior subordinated debentures and the common equity of the trust mirror the terms of the trust capital securities issued by the Trust.
INTANGIBLE ASSETS — GOODWILL
     Goodwill represents the excess of the purchase price over the fair market value of net assets acquired. The Corporation has recorded net goodwill of $7,937,000 at March 31, 2011 and December 31, 2010 related to the 2008 acquisition of Columbia Financial Corporation and its subsidiary, First Columbia Bank & Trust Co. In accordance with current accounting standards, goodwill is not amortized. Management performs an annual evaluation for impairment. Any impairment of goodwill results in a charge to income. The Corporation periodically assesses whether events or changes in circumstances indicate that the carrying amounts of goodwill and other intangible assets may be impaired. Goodwill is tested for impairment at the reporting unit level and an impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. The Company employs general industry practices in evaluating the impairment of its goodwill and other intangible assets. The Company calculates the value of goodwill using a combination of the following valuation methods: dividend discount analysis under the income approach, which calculates the present value of all excess cash flows plus the present value of a terminal value, the price/earnings multiple under the market approach and the change in control premium to market price approach. Based upon these reviews, management determined there was no impairment of goodwill during 2011 or 2010. No assurance can be given that future impairment tests will not result in a charge to earnings.
INTANGIBLE ASSETS — CORE DEPOSIT
     The Corporation has an amortizable intangible asset related to the deposit premium paid for the acquisition of Columbia Financial Corporation’s subsidiary, First Columbia Bank & Trust Co. This intangible asset is being amortized on a sum of the years digits method over 10 years and has a carrying value of $2,065,000 as of March 31, 2011. At December 31, 2010, the intangible asset had a carrying value of $2,192,000. The recoverability of the carrying value is evaluated on an ongoing basis, and permanent declines in value, if any, are charged to expense. Amortization of the core deposit intangible amounted to $127,000 and $151,000 for the three months ended March 31, 2011 and 2010, respectively.
The estimated amortization expense of the core deposit intangible over its remaining life is as follows:

For the Year Ended:
Remainder of 2011	$382,000
2012	442,000
2013	374,000
2014	308,000
2015	240,000
Thereafter	319,000

Total	$2,065,000

OTHER REAL ESTATE OWNED
     Real estate properties acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value on the date of foreclosure establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less cost to sell and is included in other assets. Revenues derived from and costs to maintain the assets and subsequent gains and losses on sales are included in other non-interest income and expense. There was no other real estate owned as of March 31, 2011 and December 31, 2010.
BANK OWNED LIFE INSURANCE
     The Corporation invests in Bank Owned Life Insurance (BOLI). Purchase of BOLI provides life insurance coverage on certain present and retired employees and Directors with the Corporation being owner and primary beneficiary of the policies.
INVESTMENTS IN LIMITED PARTNERSHIPS
     The Corporation is a limited partner in four partnerships at March 31, 2011 that provide low income housing in the Corporation’s geographic market area. The investments are accounted for under the effective yield method. Under the effective yield method, the Corporation recognizes tax credits as they are allocated and amortizes the initial cost of the investment to provide a constant effective yield over the period that the tax credits are allocated to the Corporation. Under this method, the tax credits allocated, net of any amortization of the investment in the limited partnerships, are recognized in the consolidated statements of income as a component of income tax expense. The amount of tax credits allocated to the Corporation was $158,000 and the amortization of the investments in limited partnerships was $38,000 and $41,000 for the three months ended March 31, 2011 and 2010, respectively. The carrying value of the Corporation’s investments in limited partnerships was $1,568,000 at March 31, 2011 and $1,607,000 at December 31, 2010.
INVESTMENT IN INSURANCE AGENCY
     The Corporation owns a 50 percent interest in a local insurance agency, a corporation organized under the laws of the Commonwealth of Pennsylvania. The income or loss from this investment is accounted for under the equity method of accounting. The carrying value of this investment as of March 31, 2011 and December 31, 2010 was $232,000, and is included in other assets in the accompanying consolidated balance sheets.
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
     The Corporation and the Bank are subject to U.S. federal income tax and Commonwealth of Pennsylvania tax. The Corporation is no longer subject to examination by Federal or State taxing authorities for the years before 2007. At March 31, 2011 and December 31, 2010 the Corporation did not have any unrecognized tax benefits. The Corporation does not expect the amount of any unrecognized tax benefits to significantly increase in the next twelve months. The Corporation recognizes interest related to income tax matters as interest expense and penalties related to income tax matters as other noninterest expense. At March 31, 2011 and December 31, 2010, the Corporation does not have any amounts accrued for interest and/or penalties.
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
ADVERTISING COSTS
     It is the Corporation’s policy to expense advertising costs in the period in which they are incurred. Advertising expense for the three months ended March 31, 2011 and 2010 was approximately $45,000 and $46,000, respectively.
RECENT ACCOUNTING PRONOUNCEMENTS
     FASB ASU 2010-20, “Receivable (Topic 310), Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” — ASU 2010-20 requires new and enhanced disclosures about the credit quality of an entity’s financing receivables and its allowance for credit losses. The new and amended disclosure requirements focus on such areas as nonaccrual and past due financing receivables, allowance for credit losses related to financing receivables, impaired loans, credit quality information and modifications. The ASU requires an entity to disaggregate new and existing disclosures based on how it develops its allowance for credit losses and how it manages credit exposures. For public entities, the disclosures as of the end of a reporting period were effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period were effective for interim and annual reporting periods beginning on or after December 15, 2010. See Note 3.
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
     FASB ASC 820-10 — In January 2010, the FASB issued an update (ASC No. 2010-06, Improving Disclosures about Fair Value Measurements) impacting FASB ASC 820-10, Fair Value Measurements and Disclosures. The amendments in this update require new disclosures about significant transfers in and out of Level 1 and Level 2 fair value measurements. The amendments also require a reporting entity to provide information about activity for purchases, sales, issuances and settlements in Level 3 fair value measurements and clarify disclosures about the Level of disaggregation and disclosures about inputs and valuation techniques. This update became effective for the Corporation on January 1, 2010. The implementation of this new guidance did not have a material impact on the Corporation’s consolidated financial statements.
RECLASSIFICATIONS
     Certain amounts in the consolidated financial statements of the prior periods have been reclassified to conform to presentations used in the 2011 consolidated financial statements. Such reclassifications had no effect on the Corporation’s consolidated financial condition or net income.
2. INVESTMENT SECURITIES AVAILABLE-FOR-SALE
     The amortized cost, related estimated fair value, and unrealized gains and losses for investment securities were as follows at March 31, 2011 and December 31, 2010:

	March 31, 2011
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Obligation of U.S.Government Corporations and Agencies:
Mortgage-backed	$118,316	$3,262	$(299)	$121,279
Other	65,538	184	(414)	65,308
Obligations of state and political subdivisions	15,417	144	(34)	15,527

Total debt securities	199,271	3,590	(747)	202,114
Marketable equity securities	2,130	183	(189)	2,124

Total investment securities AFS	$201,401	$3,773	$(936)	$204,238

	December 31, 2010
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Obligation of U.S. Government Corporations and Agencies:
Mortgage-backed	$129,008	$3,794	$(287)	$132,515
Other	59,046	279	(422)	58,903
Obligations of state and political subdivisions	13,625	115	(69)	13,671

Total debt securities	201,679	4,188	(778)	205,089
Marketable equity securities	2,130	148	(194)	2,084

Total investment securities AFS	$203,809	$4,336	$(972)	$207,173

     Securities available-for-sale with an aggregate fair value of $105,508,000 and $94,979,000 at March 31, 2011 and December 31, 2010, respectively, were pledged to secure public funds, trust funds, securities sold under agreements to repurchase and other balances of $69,436,000 and $70,861,000 at March 31, 2011 and December 31, 2010, respectively, as required by law.
     The amortized cost and estimated fair value of investment securities, by expected maturity, are shown below at March 31, 2011. Expected maturities on debt securities will differ from contractual maturities, because some borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Other securities and marketable equity securities are not considered to have defined maturities and are included in the “Due after ten years” category:

			Weighted
	Amortized	Estimated	Average
(In Thousands)	Cost	Fair Value	Yield
Due in one year or less	$2,320	$2,339	3.55%
Due after one year to five years	47,391	47,301	1.88%
Due after five years to ten years	35,487	35,821	3.31%
Due after ten years	116,203	118,777	3.60%

Total	$201,401	$204,238

     There were no aggregate investments with a single issuer (excluding the U. S. Government and its Agencies) which exceeded ten percent of consolidated stockholders’ equity at March 31, 2011 or December 31, 2010. The quality rating of all obligations of state and political subdivisions were “A” or higher, as rated by Moody’s or Standard and Poors. The only exceptions were local issues which were not rated, but were secured by the full faith and credit obligations of the communities that issued these securities. All of the state and political subdivision investments were actively traded in a liquid market.
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
     The following summary shows the gross unrealized losses and fair value, aggregated by investment category of those individual securities that have been in a continuous unrealized loss position for less than or more than 12 months as of March 31, 2011 and December 31, 2010:

	March 31, 2011
	Less than Twelve Months		Twelve Months or Greater		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	$27,570	$299	$—	$—	$27,570	$299
Other	36,587	414	—	—	36,587	414
Obligations of state and political subdivisions	2,917	34	—	—	2,917	34

Total debt securities	67,074	747	—	—	67,074	747
Equity securities	45	3	922	186	967	189

Total	$67,119	$750	$922	$186	$68,041	$936

	December 31, 2010
	Less than Twelve Months		Twelve Months or Greater		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	$33,482	$287	$—	$—	$33,482	$287
Other	29,578	422	—	—	29,578	422
Obligations of state and political subdivisions	3,849	69	—	—	3,849	69

Total debt securities	66,909	778	0	0	66,909	778
Equity securities	45	3	1,005	191	1,050	194

Total	$66,954	$781	$1,005	$191	$67,959	$972

     At March 31, 2011, the Corporation had a total of 277 individual debt securities and 45 individual equity security positions. At March 31, 2011, there were a total of 43 individual debt securities and 13 individual equity securities that were in a continuous unrealized loss position for less than twelve months. At March 31, 2011, there were no debt securities and a total of 10 individual equity securities in a continuous loss position for greater than twelve months.
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
     The Corporation’s marketable equity securities consist of common stock positions in various Commercial Banks, Savings and Loans/Thrifts, and Diversified Financial Service Corporations varying in asset size and geographic region. The Corporation’s equity securities represent less than 1 percent of the total available for sale investments as of March 31, 2011. The following tables display the Corporation’s holdings of these securities by asset size and geographic region as of March 31, 2011:

	March 31, 2011
		Gross	Gross	Estimated
(In Thousands)	Amortized	Unrealized	Unrealized	Fair
Asset size($)	Cost	Gains	Losses	Value

Under $1 Billion	$455	$64	$(24)	$495
$1 to $5 Billion	209	14	(7)	216
$6 to $100 Billion	780	41	(141)	680
Over $100 Billion	686	64	(17)	733

	$2,130	$183	$(189)	$2,124

	March 31, 2011
		Gross	Gross	Estimated
(In Thousands)	Amortized	Unrealized	Unrealized	Fair
Geographic Region	Cost	Gains	Losses	Value

Eastern U.S.	$1,040	$103	$(97)	$1,046
Southeastern U.S.	110	—	(1)	109
Western U.S.	53	—	(3)	50
National	927	80	(88)	919

	$2,130	$183	$(189)	$2,124

     The fair market value of the equity securities tends to fluctuate with the overall equity markets as well as the trends specific to each institution. The equity securities portfolio is reviewed in a similar manner as that of the debt securities with greater emphasis placed on the length of time the market value has been less than the carrying value and the financial sector outlook. The Corporation also reviews dividend payment activities, levels of non performing assets and loan loss reserves, and whether or not the issuer is participating in the TARP Capital Purchase Program. The starting point for the equity analysis is the length and severity of market value decline. The Corporation and an independent consultant monitor the entire portfolio monthly with particular attention given to securities in a continuous loss position of at least ten percent for over twelve months. During 2010, impairment was recognized on a few securities which management believed that a sufficient amount of credit damage had occurred relative to the issuer’s capital position to render the security unlikely to recover to our cost within the near term. For the three months ended March 31, 2011 and 2010 the Corporation did not record an other-than-temporary impairment related to the investment in these equity securities. Securities with an unrealized loss that were determined to be other-than-temporary were written down to fair value, with the write-down recorded as a realized loss included in security (losses) gains. The Corporation evaluated the near-term prospects of the issuer in relation the severity and duration of the market value decline as well as the other attributes listed above. Based on that evaluation and the Corporation’s ability and intent to hold these equity securities for a reasonable period of time sufficient for a forecasted recovery of fair value, the Corporation does not consider these equity securities to be other-than-temporarily impaired at March 31, 2011.
3. LOANS
     Major classifications of loans at March 31, 2011 and December 31, 2010 consisted of:

(In Thousands)	2011	2010
Commercial, financial and agricultural	$35,836	$33,819
Tax-exempt	27,194	25,180
Commercial real estate:
Commercial mortgages	92,737	95,688
Other construction and land development loans	7,155	6,284
Secured by farmland	5,635	5,697
Consumer real estate:
Home equity loans	20,494	21,687
Home equity lines of credit	17,778	17,802
1-4 family residential mortgages	124,011	121,665
Construction	5,556	5,405
Installment loans to individuals	6,990	7,232
Unearned discount	(5)	(6)

Gross loans	$343,381	$340,453

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
     Real estate loans held-for-sale in the amount of $3,063,000 at March 31, 2011 and $2,005,000 at December 31, 2010 are included in consumer real estate loans above and are carried at the lower of cost or market.
     The aggregate amount of demand deposits that have been reclassified as consumer loan balances at March 31, 2011 and December 31, 2010 are $189,000 and $137,000, respectively.
Concentrations of Credit Risk
     Most of the Corporation’s lending activity occurs within the Bank’s primary market area which encompasses Columbia County, a 484 square mile area located in North central Pennsylvania. The majority of the Corporation’s loan portfolio consists of commercial real estate and consumer real estate loans. As of March 31, 2011 and December 31, 2010, there were no concentrations of loans related to any single industry in excess of 10% of total loans.
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
     Non-accrual loans, segregated by class of loans, were as follows as of March 31, 2011 and December 31, 2010:

(In Thousands)	March 31, 2011	December 31, 2010
Commercial, financial and agricultural	$338	$224
Tax-exempt	—	—
Commercial real estate:
Commercial mortgages	1,151	2,166
Other construction and land development loans	—	—
Secured by farmland	—	—
Consumer real estate:
Home equity loans	305	297
Home equity lines of credit	—	—
1-4 family residential mortgages	1,323	1,141
Construction	—	—
Installment loans to individuals	—	—

Total	$3,117	$3,828

     At March 31, 2011 and December 31, 2010, there were no significant commitments to lend additional funds with respect to non-accrual and restructured loans.
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
     An age analysis of past due loans, segregated by class of loans, as of March 31, 2011 and December 31, 2010 were as follows:

	March 31, 2011
	Loans	Loans				Accruing Loans
	30-89 Days	90 or more days	Total Past	Current	Total	90 or more
(In Thousands)	Past Due	Past Due	Due Loans	Loans	Loans	Days Past Due

Commercial, financial and agricultural	$309	$338	$647	$35,189	$35,836	$—
Tax-exempt	—	—	—	27,194	27,194	—
Commercial real estate:
Commercial mortgages	136	1,151	1,287	91,450	92,737	—
Other construction and land development loans	—	—	—	7,155	7,155	—
Secured by farmland	—	—	—	5,635	5,635	—
Consumer real estate:
Home equity loans	292	305	597	19,897	20,494	—
Home equity lines of credit	40	—	40	17,738	17,778	—
1-4 family residential mortgages	1,954	1,323	3,277	120,734	124,011	—
Construction	—	—	—	5,556	5,556	—
Installment loans to individuals	37	—	37	6,953	6,990	—
Unearned discount	—	—	—	(5)	(5)

Gross loans	$2,768	$3,117	$5,885	$337,496	$343,381	$—

	December 31, 2010
	Loans	Loans				Accruing Loans
	30-89 Days	90 or more days	Total Past	Current	Total	90 or more
(In Thousands)	Past Due	Past Due	Due Loans	Loans	Loans	Days Past Due

Commercial, financial and agricultural	$244	$224	$468	$33,351	$33,819	$—
Tax-exempt	—	—	—	25,180	25,180	—
Commercial real estate:
Commercial mortgages	511	2,166	2,677	93,011	95,688	—
Other construction and land development loans	—	—	—	6,284	6,284	—
Secured by farmland	—	—	—	5,697	5,697	—
Consumer real estate:
Home equity loans	136	297	433	21,254	21,687	—
Home equity lines of credit	—	—	—	17,802	17,802	—
1-4 family residential mortgages	2,233	1,141	3,374	118,291	121,665	—
Construction	—	—	—	5,405	5,405	—
Installment loans to individuals	32	—	32	7,200	7,232	—
Unearned discount	—	—	—	(6)	(6)

Gross loans	$3,156	$3,828	$6,984	$333,469	$340,453	$—

     There were no loans past due 90 days and still accruing interest at March 31, 2011 and December 31, 2010.
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
     No additional charge to operations was required to provide for these impaired loans as the specifically allocated allowance of $790,000 at March 31, 2011, is estimated by management to be adequate to provide for the loan loss allowance associated with these impaired loans.
     Impaired loans are set forth in the following table as of March 31, 2011 and December 31, 2010:

	March 31, 2011
	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment	Total
	Principal	With No	With	Recorded	Related
(In Thousands)	Balance	Allowance	Allowance	Investment	Allowance

Commercial, financial and agricultural	$612	$448	$164	$612	$133
Tax-exempt	—	—	—	—	—
Commercial real estate:
Commercial mortgages	1,263	198	1,065	1,263	376
Other construction and land development loans	—	—	—	—	—
Secured by farmland	318	318	—	318	—
Consumer real estate:
Home equity loans	448	80	368	448	210
Home equity lines of credit	—	—	—	—	—
1-4 family residential mortgages	1,293	880	413	1,293	71
Construction	—	—	—	—	—
Installment loans to individuals	—	—	—	—	—

Gross loans	$3,934	$1,924	$2,010	$3,934	$790

	December 31, 2010
	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment	Total
	Principal	With No	With	Recorded	Related
(In Thousands)	Balance	Allowance	Allowance	Investment	Allowance

Commercial, financial and agricultural	$498	$463	$35	$498	$15
Tax-exempt	—	—	—	—	—
Commercial real estate:
Commercial mortgages	2,325	484	1,841	2,325	499
Other construction and land development loans	—	—	—	—	—
Secured by farmland	319	319	—	319	—
Consumer real estate:
Home equity loans	411	112	299	411	209
Home equity lines of credit	—	—	—	—	—
1-4 family residential mortgages	1,211	716	495	1,211	90
Construction	—	—	—	—	—
Installment loans to individuals	—	—	—	—	—

Gross loans	$4,764	$2,094	$2,670	$4,764	$813

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
     The following table details activity in the allowance for possible loan losses by portfolio segment for the three months ended March 31, 2011 and 2010. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	March 31, 2011
	Commercial	Commercial	Consumer	Installment
	Financial &	Real	Real	Loans
(In Thousands)	Agricultural	Estate	Estate	Individuals	Unallocated	Total

Balance, beginning of year	$752	$2,286	$1,243	$106	$414	$4,801
Provision charged to operations	167	(117)	60	9	(39)	80
Loans charged off	—	(9)	(4)	(15)	—	(28)
Recoveries	—	—	2	3	—	5

Ending balance	$919	$2,160	$1,301	$103	$375	4,858

Ending balance individually evaluated for impairment	$133	$567	$76	$—	$—	$776

Ending balance collectively evaluated for impairment	$786	$1,593	$1,225	$103	$375	$4,082

	March 31, 2010
	Commercial	Commercial	Consumer	Installment
	Financial &	Real	Real	Loans
(In Thousands)	Agricultural	Estate	Estate	Individuals	Unallocated	Total

Balance, beginning of year	$567	$1,793	$1,339	$149	$362	$4,210
Provision charged to operations	37	577	(21)	(14)	(269)	310
Loans charged off	—	(518)	(18)	(4)	—	(540)
Recoveries	1	—	1	4	—	6

Ending balance	$605	$1,852	$1,301	$135	$93	3,986

Ending balance individually evaluated for impairment	$—	$411	$86	$—	$—	$497

Ending balance collectively evaluated for impairment	$605	$1,441	$1,215	$135	$93	$3,489

     The Corporation’s recorded investment in loans as of March 31, 2011 and December 31, 2010 related to each balance in the allowance for possible loan losses by portfolio segment and disaggregated on the basis of the Corporation’s impairment methodology was as follows:

	March 31, 2011
	Commercial	Commercial	Consumer	Installment
	Financial &	Real	Real	Loans
(In Thousands)	Agricultural	Estate	Estate	Individuals	Total

Ending balance individually evaluated for impairment	$612	$1,581	$1,741	$—	$3,934

Ending balance collectively evaluated for impairment	62,418	103,946	166,098	6,985	339,447

Ending balance	$63,030	$105,527	$167,839	$6,985	$343,381

	December 31, 2010
	Commercial	Commercial	Consumer	Installment
	Financial &	Real	Real	Loans
(In Thousands)	Agricultural	Estate	Estate	Individuals	Total

Ending balance individually evaluated for impairment	$498	$2,644	$1,622	$—	$4,764

Ending balance collectively evaluated for impairment	58,501	105,025	164,937	7,226	335,689

Ending balance	$58,999	$107,669	$166,559	$7,226	$340,453

Loan Modifications
     From time to time, the Bank may agree to modify the contractual terms of a borrower’s loan. In cases where such modifications represent a concession to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring. Loans modified in a troubled debt restructuring are placed on nonaccrual status until the Bank determines the future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrate a period of performance according to the restructured terms of six months. At March 31, 2011 and December 31, 2010, there were no significant loans modified in troubled debt restructurings.
4. SHORT-TERM BORROWINGS
     Securities sold under agreements to repurchase and Federal Home Loan Bank advances generally represented overnight or less than 30-day borrowings. U.S. Treasury tax and loan notes for collections made by the Bank were payable on demand.
5. LONG-TERM BORROWINGS
     Long-term borrowings consist of advances due to the FHLB — Pittsburgh.
6. DEFERRED COMPENSATION PLANS
     The Bank has entered into certain non-qualified deferred compensation agreements with certain present and retired executive officers and directors. Expenses related to these non-qualified deferred compensation plans amounted to $42,000 and $34,000 for the three month periods ended March 31, 2011 and 2010, respectively.
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
     The Corporation may require collateral or other security to support financial instruments with off-balance sheet credit risk. The contract or notional amounts at March 31, 2011 and December 31, 2010 were as follows:

(In Thousands)	2011	2010
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$65,357	$65,926
Standby letters of credit	5,135	2,674
Dealer floor plans	1,926	966
Loans held for sale	3,063	2,005
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
     The Corporation granted commercial, consumer and residential loans to customers primarily within Pennsylvania. Of the total loan portfolio, 79.6% was for real estate loans, principally residential. It is the opinion of management that this high concentration did not pose an adverse credit risk. Further, it is management’s opinion that the remainder of the loan portfolio is balanced and diversified to the extent necessary to avoid any significant concentration of credit.

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
     The following table presents the assets reported on the consolidated statements of financial condition at their fair value as of March 31, 2011 and December 31, 2010 by level within the fair value hierarchy. As required by FASB ASC 820-10, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	March 31, 2011
(In Thousands)	Level I	Level II	Level III	Total
Assets Measured on a Recurring Basis:
Investment Securities, available-for-sale	$2,124	$202,114	$—	$204,238

	December 31, 2010
(In Thousands)	Level I	Level II	Level III	Total
Assets Measured on a Recurring Basis:
Investment Securities, available-for-sale	$2,084	$205,089	$—	$207,173
     At March 31, 2011 and December 31, 2010, investments measured at fair value on a recurring basis and the valuation methods used are as follows:

	March 31, 2011
(In Thousands)	Level I	Level II	Level III	Total

Available for sale securities
Obligation of US Government Agencies
Mortgage-backed	$—	$121,280	$—	$121,280
Other	—	65,308	—	65,308
Obligations of state and political subdivisions	—	15,526	—	15,526
Equity securities	2,124	—	—	2,124

	$2,124	$202,114	$—	$204,238

	December 31, 2010
(In Thousands)	Level I	Level II	Level III	Total

Available for sale securities
Obligation of US Government Agencies
Mortgage-backed	$—	$132,515	$—	$132,515
Other	—	58,903	—	58,903
Obligations of state and political subdivisions	—	13,671	—	13,671
Equity securities	2,084	—	—	2,084

	$2,084	$205,089	$—	$207,173

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
     The following table presents the assets reported on the consolidated statements of financial condition at their fair value on a non-recurring basis as of March 31, 2011 and December 31, 2010 by level within the fair value hierarchy. As required by FASB ASC 820-10, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	March 31, 2011
(In Thousands)	Level I	Level II	Level III	Total

Assets Measured on a Non-recurring Basis:
Impaired Loans	$—	$3,934	$—	$3,934
Loans Held for Sale	—	3,063	—	3,063
Mortgage Servicing Rights	—	528	—	528

	$—	$7,525	$—	$7,525

	December 31, 2010
(In Thousands)	Level I	Level II	Level III	Total

Assets Measured on a Non-recurring Basis:
Impaired Loans	$—	$4,764	$—	$4,764
Loans Held for Sale	—	2,005	—	2,005
Mortgage Servicing Rights	—	491	—	491

	$—	$7,260	$—	$7,260

9. ESTIMATED FAIR VALUES OF FINANCIAL INSTRUMENTS
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
     At March 31, 2011 and December 31, 2010, the carrying values and estimated fair values of financial instruments are presented in the table below:

	March 31, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
(In Thousands)	Amount	Fair Value	Amount	Fair Value

Financial Assets:
Cash and short-term instruments	$32,951	$32,951	$27,595	$27,595
Investment securities	204,238	204,238	207,173	207,173
Restricted securities	2,863	2,863	3,012	3,012
Loans, net	338,523	345,485	335,652	341,814
Cash surrender value of bank owned life insurance	12,075	12,075	11,942	11,942
Accrued interest receivable	1,691	1,691	1,632	1,632

Financial Liabilities:
Interest-bearing deposits	416,893	420,049	410,915	414,706
Noninterest- bearing deposits	65,574	65,574	62,877	62,877
Short-term borrowings	55,060	55,060	58,759	58,759
Long-term borrowings	6,122	6,289	6,123	6,303
Junior subordinate debentures	4,640	4,640	4,640	4,640
Accrued interest payable	592	592	652	652

Off-Balance Sheet Assets (Liabilities):
Commitments to extend credit		$65,357		$65,926
Standby letters of credit		5,135		2,674
Dealer floor plans		1,926		966
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
     DEPOSITS
     The fair value of deposits with no stated maturity, such as Demand Deposits, Savings Accounts, and Money Market Accounts, was equal to the amount payable on demand at March 31, 2011 and December 31, 2010.
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
10. MANAGEMENT’S ASSERTIONS AND COMMENTS REQUIRED TO BE PROVIDED WITH FORM 10-Q FILING
     In management’s opinion, the consolidated interim financial statements reflect fair presentation of the consolidated financial position of the Corporation, and the results of its operations and its cash flows for the interim periods presented. Further, the consolidated interim financial statements are unaudited, however they reflect all adjustments, which are in the opinion of management, necessary to present fairly the consolidated financial condition and consolidated results of operations and cash flows for the interim periods presented and that all such adjustments to the consolidated financial statements are of a normal recurring nature.
     These consolidated interim financial statements have been prepared in accordance with requirements of Form 10-Q and therefore do not include all disclosures normally required by accounting principles generally accepted in the United States of America applicable to financial institutions as included with consolidated financial statements included in the Corporation’s annual Form 10-K filing. The reader of these consolidated interim financial statements may wish to refer to the Corporation’s annual report or Form 10-K for the period ended December 31, 2010 filed with the Securities and Exchange Commission.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders of CCFNB Bancorp, Inc.:
     We have reviewed the accompanying consolidated balance sheet of CCFNB Bancorp, Inc. and Subsidiary as of March 31, 2011, the related consolidated statements of income for the three month periods ended March 31, 2011 and 2010 and changes in stockholders’ equity and cash flows for the three month periods ended March 31, 2011 and 2010. These consolidated interim financial statements are the responsibility of the management of CCFNB Bancorp, Inc. and Subsidiary.
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
     We have previously audited, in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of CCFNB Bancorp, Inc. and Subsidiary as of December 31, 2010, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 8, 2011, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2010, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ J. H. Williams & Co., LLP
J.H. Williams & Co., LLP
Kingston, Pennsylvania
May 10, 2011

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
CAUTIONARY STATEMENT
     Certain statements in this section and elsewhere in this Annual Report on Form 10-Q, other periodic reports filed by us under the Securities Exchange Act of 1934, as amended, and any other written or oral statements made by or on behalf of us may include “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 which reflect our current views with respect to future events and financial performance. Such forward looking statements are based on general assumptions and are subject to various risks, uncertainties, and other factors that may cause actual results to differ materially from the views, beliefs and projections expressed in such statements. These risks, uncertainties and other factors include, but are not limited to:
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
•
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
RESULTS OF OPERATIONS
NET INTEREST INCOME
2011 vs. 2010
     Tax-equivalent net interest income, as reflected in the following tables, decreased $70 thousand to $5.2 million at March 31, 2011 when compared to the same 2010 time period. Reported tax-equivalent interest income decreased $490 thousand to $6.5 million for the three months ended March 31, 2011 when compared to the same 2010 time period. The decrease to interest income was primarily rate driven as maturing and called investment securities re-priced throughout the past year. Investment security tax-equivalent interest income for the three months ended March 31, 2011 decreased $371 thousand when compared to 2010 results. Reported interest expense decreased $420 thousand to $1.4 million for the three months ended March 31, 2011 when compared to the same 2010 time period. The decrease was primarily rate driven as maturing time deposits re-priced during the year lowering the average rate paid on interest-bearing deposits to 1.19 percent for the three months ended March 31, 2011 from 1.53 percent at March 31, 2010.
     Net interest margin decreased to 3.68 percent at March 31, 2011 from 3.80 percent at March 31, 2010. The overall net decrease in margin resulted from the yield on investment securities decreasing 60 basis points to 3.17 percent and the yield on loans decreasing 30 basis points to 5.76 percent at March 31, 2011. As discussed above, the decrease in loan and investment security yields were partially offset by a 34 basis point decrease in deposit yields and a 59 basis point decrease in other borrowings. The 170 basis point yield decrease on long-term borrowings reflects the maturity and repayment of several FHLB borrowings totaling $9.0 million during 2010. The FHLB borrowings carried approximate annual percentage rates of 6.0.
     The following Average Balance Sheet and Rate Analysis table presents the average assets, actual income or expense and the average yield on assets, liabilities and stockholders’ equity for the three months ended March 31, 2011 and 2010.

AVERAGE BALANCE SHEET AND RATE ANALYSIS
THREE MONTHS ENDED MARCH 31,

	2011				2010
(In Thousands)	Average Balance		Interest	Average Rate	Average Balance		Interest	Average Rate
ASSETS:		(1)				(1)
Tax-exempt loans	$27,442		$425	6.28%	$20,251		$321	6.43%
All other loans	315,552		4,448	5.72%	314,504		4,678	6.03%

Total loans (2)(3)(4)	342,994		4,873	5.76%	334,755		4,999	6.06%

Taxable securities	195,024		1,468	3.01%	204,375		1,871	3.66%
Tax-exempt securitites (3)	14,199		191	5.38%	10,965		159	5.80%

Total securities	209,223		1,659	3.17%	215,340		2,030	3.77%

Federal funds sold	1,590		1	0.26%	857		—	0.00%
Interest-bearing deposits	13,750		8	0.24%	5,799		2	0.14%

Total interest-earning assets	567,557		6,541	4.66%	556,751		7,031	5.10%

Other assets	49,925				46,202

TOTAL ASSETS	$617,482				$602,953

LIABILITIES:
Savings	$66,645		57	0.35%	$58,920		58	0.40%
Now deposits	73,843		24	0.13%	72,100		26	0.15%
Money market deposits	45,533		64	0.57%	42,609		81	0.77%
Time deposits	229,899		1,079	1.90%	234,970		1,372	2.37%

Total deposits	415,920		1,224	1.19%	408,599		1,537	1.53%

Short-term borrowings	55,280		84	0.62%	52,727		106	0.82%
Long-term borrowings	6,122		39	2.58%	11,850		125	4.28%
Junior subordinate debentures	4,640		24	2.10%	4,640		23	2.01%

Total borrowings	66,042		147	0.90%	69,217		254	1.49%

Total interest-bearing liabilities	481,962		1,371	1.15%	477,816		1,791	1.52%

Demand deposits	64,534				54,948
Other liabilities	2,780				3,956
Stockholders’ equity	68,206				66,233

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$617,482				$602,953

Interest rate spread (6)				3.50%				3.58%

Net interest income/margin (5)			$5,170	3.68%			$5,240	3.80%

(1)	Average volume information was compared using daily (or monthly) averages for interest-earning and bearing accounts. Certain balance sheet items utilized quarter-end balances for averages.

(2)	Interest on loans includes fee income.

(3)	Tax exempt interest revenue is shown on a tax-equivalent basis using a statutory federal income tax rate of 34 percent for 2011 and 2010.

(4)	Nonaccrual loans have been included with loans for the purpose of analyzing net interest earnings.

(5)	Net interest margin is computed by dividing annualized net interest income by total interest earning assets.

(6)	Interest rate spread represents the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.

Reconcilement of Taxable Equivalent Net Interest Income
For the Three Months Ended March 31,

(In Thousands)	2011	2010
Total interest income	$6,332	$6,868
Total interest expense	1,371	1,791

Net interest income	4,961	5,077
Tax equivalent adjustment	209	163

Net interest income (fully taxable equivalent)	$5,170	$5,240

Rate/Volume Analysis
     To enhance the understanding of the effects of volumes (the average balance of earning assets and costing liabilities) and average interest rate fluctuations on the consolidated balance sheet as it pertains to net interest income, the table below reflects these changes for 2011 versus 2010:

	Three Months Ended March 31,
	2011 vs 2010
	Increase (Decrease)
	Due to
(In Thousands)	Volume	Rate	Net
Interest income:
Loans, tax-exempt	$111	$(7)	$104
Loans	15	(245)	(230)
Taxable investment securities	(70)	(333)	(403)
Tax-exempt investment securities	44	(12)	32
Federal funds sold	1	—	1
Interest bearing deposits	5	1	6

Total interest-earning assets	106	(596)	(490)

Interest expense:
Savings	7	(8)	(1)
NOW deposits	1	(3)	(2)
Money market deposits	4	(21)	(17)
Time deposits	(24)	(269)	(293)
Short-term borrowings	4	(26)	(22)
Long-term borrowings, FHLB	(36)	(50)	(86)
Junior subordinate debentures	—	1	1

Total interest-bearing liabilities	(44)	(376)	(420)

Change in net interest income	$150	$(220)	$(70)

PROVISION FOR LOAN LOSSES
2011 vs. 2010
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

     Although management believes that it uses the best information available to make such determinations and that the allowance for loan losses is adequate at March 31, 2011, future adjustments could be necessary if circumstances or economic conditions differ substantially from the assumptions used in making the initial determinations. A downturn in the local economy or employment and delays in receiving financial information from borrowers could result in increased levels of nonperforming assets and charge-offs, increased loan loss provisions and reductions in interest income. Also, as part of the examination process, bank regulatory agencies periodically review the Bank’s loan loss allowance. The bank regulators could require the recognition of additions to the loan loss allowance based on their judgment of information available to them at the time of their examination.
     The provision for loan losses amounted to $80,000 and $310,000 for the three months ended March 31, 2011 and 2010, respectively. Management concluded the 2011 and 2010 increases of the provision were appropriate considering the gross loan growth experience, the level of nonperforming assets and the general condition of the national economy. Utilizing the resources noted above, management concluded that the allowance for loan losses remains at a level adequate to provide for probable losses inherent in the loan portfolio.
NON-INTEREST INCOME
2011 vs. 2010
     Total non-interest income increased $130,000 or 10.0 percent to $1.4 million for the three months ended March 31, 2011. The service charges and fees decreased $12,000 or 2.8 percent to $414 thousand for the three months ended March 31, 2011. Gain on sale of loans increased $31,000 or 23.8 percent from $130,000 in 2010 to $161,000 in 2011. Brokerage income decreased $29,000 or 32.6 percent from $89,000 in 2010 to $60,000 in 2011. Trust income increased $45,000 or 26.3 percent from $171,000 in 2010 to $216,000 in 2011. Interchange fees increased $24,000 or 12.3 percent from $195,000 in 2010 to $219,000 in 2011. Other non-interest income increased $79,000 or 46.2 percent from $171,000 in 2010. The increase primarily resulted from increased servicing fees on several participated commercial loans.

	For The Three Months Ended
	March 31, 2011		March 31, 2010		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%

Service charges and fees	$414	29.0%	$426	32.8%	$(12)	(2.8)%
Gain on sale of loans	161	11.3	130	10.0	31	23.8
Earnings on bank-owned life insurance	108	7.6	116	8.9	(8)	(6.9)
Brokerage	60	4.2	89	6.9	(29)	(32.6)
Trust	216	15.1	171	13.2	45	26.3
Interchange fees	219	15.3	195	15.0	24	12.3
Other	250	17.5	171	13.2	79	46.2

Total non-interest income	$1,428	100.0%	$1,298	100.0%	$130	10.0%

NON-INTEREST EXPENSE
2011 vs. 2010
     Total non-interest expense increased $169,000 thousand or 4.3 percent from $4.0 million in 2010. The net increase primarily resulted from higher employee benefits offset by lower amortization of core deposit intangible. Employee benefits increased $114,000 or 24.2 percent for the three months ended March 31, 2011 as a result of higher premiums.
     One standard to measure non-interest expense is to express annualized non-interest expense as a percentage of average total assets. As of March 31, 2011 this percentage was 2.68 percent compared to 2.64 percent in 2010.

	For The Three Months Ended
	March 31, 2011		March 31, 2010		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%

Salaries	$1,657	39.9%	$1,576	39.7%	$81	5.1%
Employee benefits	585	14.1	471	11.8	114	24.2
Occupancy	298	7.2	293	7.4	5	1.7
Furniture and equipment	301	7.3	311	7.8	(10)	(3.2)
State shares tax	143	3.5	133	3.3	10	7.5
Professional fees	153	3.7	145	3.6	8	5.5
Directors fees	68	1.6	67	1.7	1	1.5
FDIC assessments	149	3.6	147	3.7	2	1.4
Telecommunications	83	2.0	96	2.4	(13)	(13.5)
Amortization of core deposit intangible	127	3.1	151	3.8	(24)	(15.9)
Automated teller machine and interchange	151	3.6	130	3.3	21	16.2
Other	429	10.4	455	11.5	(26)	(5.7)

Total non-interest expense	$4,144	100.0%	$3,975	100.0%	$169	4.3%

FINANCIAL CONDITION
     Consolidated assets at March 31, 2011 were $620.1 million which represented an increase of $5.8 million from $614.3 million at December 31, 2010.
     Gross loans increased 0.9 percent from $340.5 million at December 31, 2010 to $343.4 million at March 31, 2011.
     The loan-to-deposit ratio is a key measurement of liquidity. Our loan-to-deposit ratio decreased during 2011 to 71.2 percent compared to 71.9 percent at December 31, 2010.
INVESTMENTS
     All of our securities are available-for-sale and are carried at estimated fair value. Available-for-sale securities are reported on the consolidated balance sheet at fair value with an offsetting adjustment to deferred taxes. The possibility of material price volatility in a changing interest rate environment is offset by the availability to the Corporation of restructuring the portfolio for gap positioning at any time through the securities classified as available-for-sale. As reflected in the Consolidated Statements of Changes in Stockholders’ Equity, the impact of the fair value accounting was an unrealized gain, net of tax, on March 31, 2011 of $1,873,000 compared to an unrealized gain, net of tax, on December 31, 2010 of $2,221,000, which represents an unrealized loss, net of tax, of $348,000 for the three months ended March 31, 2011. The following table shows the amortized cost and estimated fair value of the investment securities as of the dates shown:

	March 31, 2011
	Amortized	Estimated
(In Thousands)	Cost	Fair Value
Obligation of U.S.Government Corporations and Agencies:
Mortgage-backed	$118,316	$121,279
Other	65,538	65,308
Obligations of state and political subdivisions	15,417	15,527

Total debt securities	199,271	202,114
Marketable equity securities	2,130	2,124

Total investment securities AFS	$201,401	$204,238

	December 31, 2010
	Amortized	Estimated
(In Thousands)	Cost	Fair Value
Obligation of U.S.Government Corporations and Agencies:
Mortgage-backed	$129,008	$132,515
Other	59,046	58,903
Obligations of state and political subdivisions	13,625	13,671

Total debt securities	201,679	205,089
Marketable equity securities	2,130	2,084

Total investment securities AFS	$203,809	$207,173

LOANS
     The loan portfolio increased 0.9 percent from $340.5 million at December 31, 2010 to $343.4 million at March 31, 2011. The percentage distribution in the loan portfolio was 79.7 percent in real estate loans at $273.2 million; 10.4 percent in commercial loans at $35.8 million; 2.0 percent in consumer loans at $7.2 million; and 7.9 percent in tax exempt loans at $27.2 million.
     The following table presents the breakdown of loans by type as of the date indicated:

			Change
(In Thousands)	March 31, 2011	December 31, 2010	Amount	%
Commercial, financial and agricultural	$35,836	$33,819	$2,017	6.0%
Tax-exempt	27,194	25,180	2,014	8.0
Real estate	254,835	262,355	(7,520)	(2.9)
Real estate construction	18,346	11,689	6,657	57.0
Installment loans to individuals	6,990	7,232	(242)	(3.3)
Add (deduct): Unearned discount	(5)	(6)	1	(16.7)
Unamortized loan costs, net of fees	185	184	1	0.5

Gross loans	$343,381	$340,453	$2,928	0.9%

     The following table presents the percentage distribution of loans by category as of the date indicated:

	March 31, 2011	December 31, 2010
Commercial, financial and agricultural	10.4%	9.9%
Tax-exempt	7.9	7.4
Real estate	74.4	77.2
Real estate construction	5.3	3.4
Installment loans to individuals	2.0	2.1

Gross loans	100.0%	100.0%

ALLOWANCE FOR LOAN LOSSES
     The allowance for loan losses was $4.9 million at March 31, 2011, compared to $4.0 million at March 31, 2010. This allowance equaled 1.42 percent and 1.19 percent of total loans, net of unearned income, as of March 31, 2011 and 2010, respectively. The loan loss reserve is analyzed quarterly and reviewed by the Bank’s Board of Directors. No concentration or apparent deterioration in classes of loans or pledged collateral was evident. Regular meetings with the Bank’s Director Loan Committee reviewed new loans. Delinquent loans, loan exceptions and certain large loans are addressed by the full Board no less than monthly to determine compliance with policies. Allowance for loan losses was considered adequate based on delinquency trends and actual loans written.
     The following table presents a summary of the Bank’s loan loss experience as of the dates indicated:

	For the Three Months Ended March 31,
(In Thousands)	2011	2010
Average Loans Outstanding during the period	$342,994	$334,755
Balance, beginning of year	$4,801	$4,210
Provision charged to operations	80	310

Loans charged off:
Commercial, financial, and agricultural	—	—
Real estate mortgages	(13)	(536)
Installment loans to indiviuals	(15)	(4)

Recoveries:
Commercial, financial, and agricultural	—	1
Real estate mortgages	2	1
Installment loans to indiviuals	3	4

Balance, end of period	$4,858	$3,986

Ratio of net charge-offs to average loans outstanding during the period	0.01%	0.16%

NON-PERFORMING LOANS
     As of March 31, 2011, loans 30 to 89 days past due totaled $2.8 million compared to $3.2 million at December 31, 2010. Non-accrual loans totaled $3.1 million at March 31, 2011 and $3.8 million at December 31, 2010.
     The following table presents past due and non-accrual loans by loan type and in summary as of the dates indicated:

(In Thousands)	March 31, 2011	December 31, 2010
Commercial, financial and agricultural
Days 30-89	$309	$244
Days 90 plus	—	—
Non-accrual	338	224
Real estate
Days 30-89	2,422	2,880
Days 90 plus	—	—
Non-accrual	2,779	3,604
Installment loans to individuals
Days 30-89	37	32
Days 90 plus	—	—
Non-accrual	—	—

	$5,885	$6,984

Days 30-89	$2,768	$3,156
Days 90 plus	—	—
Non-accrual	3,117	3,828

	$5,885	$6,984

Restructured loans still accruing	$318	$319

Other real estate owned	$—	$—

DEPOSITS
     Total average deposits increased by 2.0 percent from $470.1 million at December 31, 2010 to $480.5 million at March 31, 2011. Average savings deposits increased 5.4 percent to $66.7 million at March 31, 2011 from $63.2 million at December 31, 2010. Average money market deposits increased 7.2 percent to $45.5 million as of March 31, 2011 from $42.5 million as of December 31, 2010. Average interest bearing NOW accounts increased 3.5 percent from $71.4 million at December 31, 2010 to $73.8 million at March 31, 2011.

     The average balances and average rate paid on deposits are summarized as follows:

	March 31, 2011		December 31, 2010
		Average		Average	Change
(In Thousands)	Balance	Rate	Balance	Rate	Amount	%

Non-interest bearing	$64,534	—%	$59,013	—%	$5,521	9.4%
Savings	66,645	0.35	63,223	0.37	3,422	5.4
Now deposits	73,843	0.13	71,374	0.14	2,469	3.5
Money market deposits	45,533	0.57	42,460	0.75	3,073	7.2
Time deposits	229,899	1.90	234,812	2.19	(4,913)	(2.1)

Total deposits	$480,454	1.03%	$470,882	1.23%	$9,572	2.0%

BORROWED FUNDS
     Average short-term borrowings, including securities sold under agreements to repurchase and day-to-day FHLB — Pittsburgh borrowings increased 3.0 percent from $53.7 million at December 31, 2010 to $55.3 million at March 31, 2011. Average long-term borrowings decreased $3.1 million from $13.9 million at December 31, 2010 to $10.8 million at March 31, 2011.
     The average balances are summarized as follows:

	March 31, 2011		December 31, 2010		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%

Short-term borrowings:
Securities sold under agreement to repurchase	$54,610	82.7%	$52,315	77.4%	$2,295	4.4%
Short-term borrowings, FHLB	—	—	603	0.9	(603)	(100.0)
U.S. Treasury tax and loan notes	670	1.0	773	1.1	(103)	(13.3)

Total short-term borrowings	55,280	83.7%	53,691	79.4%	1,589	3.0
Long-term borrowings, FHLB	6,122	9.3	9,252	13.8	(3,130)	(33.8)
Junior subordinate debentures	4,640	7.1	4,640	6.9	—	—

Total borrowed funds	$66,042	100.0%	$67,583	100.0%	$(1,541)	(2.3)%

     Short-term borrowings consisted of the following at March 31, 2011 and March 31, 2010:

	March 31, 2011
		Weighted	Maximum
	Ending	Average	Month End	Average
(In Thousands)	Balance	Balance	Balance	Rate

Securities sold under agreements to repurchase	$54,195	$54,610	$56,844	0.63%
Other short-term borrowings	—	—	—	0.00%
U.S. Treasury tax and loan notes	865	670	1,000	0.00%

Total	$55,060	$55,280	$57,844	0.62%

	March 31, 2010
		Weighted	Maximum
	Ending	Average	Month End	Average
(In Thousands)	Balance	Balance	Balance	Rate

Securities sold under agreements
to repurchase	$48,681	$49,042	$50,832	0.83%
Other short-term borrowings	—	3,135	4,075	0.73%
U.S. Treasury tax and loan notes	569	550	569	0.00%

Total	$49,250	$52,727	$55,476	0.82%

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
     We manage liquidity on a daily basis. We believe that our liquidity is sufficient to meet present and future financial obligations and commitments on a timely basis. However, see potential liquidity risk factors at Item 1A — Risk Factors and refer to Consolidated Statements of Cash Flows in this Form 10-Q.
CAPITAL RESOURCES
     Capital continues to be a strength for the Bank. Capital is critical as it must provide growth, payment to shareholders, and absorption of unforeseen losses. The federal regulators provide standards that must be met.
     As of March 31, 2011, the Bank was categorized as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios.
     Our actual consolidated capital amounts and ratios as of March 31, 2011 and December 31, 2010 are in the following table:

	2011		2010
(In Thousands)	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-weighted Assets)

Actual	$65,705	18.7%	$64,476	18.5%
For Capital Adequacy Purposes	28,168	8.0	27,884	8.0
To Be Well-Capitalized	35,210	10.0	34,855	10.0

Tier I Capital (to Risk-weighted Assets)

Actual	$61,303	17.4%	$60,114	17.3%
For Capital Adequacy Purposes	14,084	4.0	13,942	4.0
To Be Well-Capitalized	21,126	6.0	20,913	6.0

Tier I Capital (to Average Assets)

Actual	$61,303	10.1%	$60,114	10.0%
For Capital Adequacy Purposes	24,299	4.0	24,034	4.0
To Be Well-Capitalized	30,374	5.0	30,043	5.0
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
     At March 31, 2011, our cumulative gap positions and the potential earnings change resulting from a 300 basis point change in rates were both within the internal risk management guidelines.
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
     No material changes in market risk occurred during the current period. A detailed discussion of market risk is provided in the Annual Report on Form 10-K for the period ended December 31, 2010.
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
     The CEO and CFO have evaluated the changes to our internal controls over financial reporting that occurred during our fiscal Quarter Ended March 31, 2011, as required by paragraph (d) Rules 13a – 15 and 15d – 15 under the Securities Exchange Act of 1934, as amended, and have concluded that there were no changes that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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
Item 1A. Risk Factors
     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1.A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect our business, financial condition or future results. At March 31, 2011 the risk factors of the Corporation have not changed materially from those in our Annual Report on Form 10-K, except as set forth below. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

	Total	Average	Total Number of	Maximum Number (or
	Number of	Price Paid	Shares (or Units)	Approximate Dollar Value)
	Shares (or	per Share	Purchased as Part of	of Shares (or Units) that
	Units)	(or Units)	Publicly Announced	May Yet Be Purchased
Period	Purchased	Purchased	Plans or Programs (1)	Under the Plans or Programs
Month #1 (January 1 – January 31, 2011)	—	—	—	139,000

Month #2 (February 1 – February 28, 2011)	—	—	—	139,000

Month #3 (March 1 – March 31, 2011)	—	—	—	139,000

(1)	This program was announced in 2009 and represents the third buy-back program. The Board of Directors approved the purchase of 200,000 shares. There was no expiration date associated with this program.
The Corporation did not sell any unregistered securities during the quarter ended March 31, 2011.
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report on Form 10-Q for the period ended March 31, 2011, to be signed on its behalf by the undersigned thereunto duly authorized.

CCFNB BANCORP, INC.
(Registrant)

By	/s/ Lance O. Diehl
Lance O. Diehl
President and CEO
(Principal Executive Officer)
Date: May 10, 2011

By	/s/ Jeffrey T. Arnold
Jeffrey T. Arnold, CPA, CIA
Chief Financial Officer and Treasurer
(Principal Financial Officer)
Date: May 10, 2011