Form 10-Q
period 2011-06-30
CCFNB BANCORP INC
filed 2011-08-09
CIK 731122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011.

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “larger accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
Yes ☐ No  ☒

On August 2, 2011, there were 2,229,332 shares of the Registrant’s common stock outstanding, par value $1.25.

CCFNB Bancorp, Inc. and Subsidiary

PART I Financial Information
Item 1.  Financial Statements

CCFNB Bancorp, Inc.
Consolidated Balance Sheets

	(Unaudited)
	June 30,	December 31,
(In Thousands)	2011	2010

ASSETS
Cash and due from banks	$9,210	$7,263
Interest-bearing deposits in other banks	12,525	18,683
Federal funds sold	2,174	1,649
Total cash and cash equivalents	23,909	27,595

Investment securities, available for sale, at fair value	192,044	207,173
Restricted securities, at cost	2,722	3,012
Loans, net of unearned income	345,959	340,453
Less: Allowance for loan losses	5,211	4,801
Loans, net	340,748	335,652
Premises and equipment, net	11,154	11,992
Accrued interest receivable	1,570	1,632
Cash surrender value of bank-owned life insurance	12,201	11,942
Investment in limited partnerships	1,531	1,607
Intangible Assets:
Core deposit	1,889	2,192
Goodwill	7,937	7,937
Prepaid FDIC assessment	1,259	1,490
Other assets	2,582	2,075
TOTAL ASSETS	$599,546	$614,299

LIABILITIES
Interest-bearing deposits	$399,377	$410,915
Noninterest-bearing deposits	65,028	62,877
Total deposits	464,405	473,792

Short-term borrowings	51,129	58,759
Long-term borrowings	6,121	6,123
Junior subordinate debentures	4,640	4,640
Accrued interest payable	558	652
Other liabilities	2,279	2,479
TOTAL LIABILITIES	529,132	546,445

STOCKHOLDERS' EQUITY
Common stock, par value $1.25 per share; authorized 15,000,000 shares, issued 2,294,332 shares in 2011; authorized 5,000,000 shares, issued 2,286,931 shares in 2010	2,868	2,859
Surplus	28,195	27,964
Retained earnings	38,467	36,397
Accumulated other comprehensive income	2,615	2,221
Treasury stock, at cost; 65,000 shares in 2011 and 61,000 shares in 2010	(1,731)	(1,587)
TOTAL STOCKHOLDERS' EQUITY	70,414	67,854
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$599,546	$614,299

See accompanying notes to unaudited consolidated financial statements.

CCFNB Bancorp, Inc.
Consolidated Statements of Income
(Unaudited)

(In Thousands, Except Per Share Data)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
INTEREST AND DIVIDEND INCOME
Interest and fees on loans:
Taxable	$4,416	$4,756	$8,864	$9,433
Tax-exempt	285	231	565	443
Interest and dividends on investment securities:
Taxable	1,361	1,677	2,818	3,538
Tax-exempt	139	100	265	205
Dividend and other interest income	14	11	25	21
Federal funds sold	-	-	1	1
Deposits in other banks	18	11	27	13
TOTAL INTEREST AND DIVIDEND INCOME	6,233	6,786	12,565	13,654

INTEREST EXPENSE
Deposits	1,208	1,499	2,432	3,036
Short-term borrowings	74	99	158	205
Long-term borrowings	40	101	79	226
Junior subordinate debentures	24	24	48	47
TOTAL INTEREST EXPENSE	1,346	1,723	2,717	3,514

NET INTEREST INCOME	4,887	5,063	9,848	10,140

PROVISION FOR LOAN LOSSES	330	160	410	470
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,557	4,903	9,438	9,670

NON-INTEREST INCOME
Service charges and fees	439	447	853	873
Gain on sale of loans	206	174	367	304
Earnings on bank-owned life insurance	107	107	215	223
Brokerage	68	73	128	162
Trust	191	168	407	339
Investment security gains	3	-	3	-
Gain on sale of premises and equipment	489	-	489	-
Interchange fees	240	213	459	408
Other	246	211	496	382
TOTAL NON-INTEREST INCOME	1,989	1,393	3,417	2,691

NON-INTEREST EXPENSE
Salaries	1,616	1,588	3,273	3,164
Employee benefits	528	427	1,113	898
Occupancy	261	276	559	569
Furniture and equipment	327	335	628	646
State shares tax	151	143	294	276
Professional fees	151	149	304	294
Director's fees	65	65	133	132
FDIC assessments	105	150	254	297
Telecommunications	79	81	162	177
Amortization of core deposit intangible	176	151	303	302
Automated teller machine and interchange	164	138	315	268
Other	460	503	889	958
TOTAL NON-INTEREST EXPENSE	4,083	4,006	8,227	7,981

INCOME BEFORE INCOME TAX PROVISION	2,463	2,290	4,628	4,380
INCOME TAX PROVISION	623	629	1,178	1,179
NET INCOME	$1,840	$1,661	$3,450	$3,201

EARNINGS PER SHARE	$0.83	$0.74	$1.55	$1.43
CASH DIVIDENDS PER SHARE	$0.31	$0.29	$0.62	$0.58
WEIGHTED AVERAGE SHARES OUTSTANDING	2,227,801	2,233,227	2,227,002	2,238,305

See accompanying notes to the unaudited consolidated financial statements.

CCFNB Bancorp, Inc.
Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)

					Accumulated
	Common				Other		Total
	Stock			Retained	Comprehensive	Treasury	Stockholders'
(In Thousands Except Per Share Data)	Shares	Amount	Surplus	Earnngs	Income (Loss)	Stock	Equity
Balance, December 31, 2009	2,270,850	$2,838	$27,539	$32,723	$2,523	$(537)	$65,086
Comprehensive Income:
Net income				3,201			3,201
Change in net unrealized gain on investment securities available-for-sale, net of reclassification adjustment and tax effects.					578		578
Total comprehensive income							3,779
Common stock issuance under dividend reinvestment and stock purchase plans	8,203	11	208				219
Recognition of employee stock purchase plan expense			2				2
Purchase of treasury stock (23,000 shares)						(625)	(625)
Cash dividends, ($0.58 per share)				(1,297)			(1,297)
Balance, June 30, 2010	2,279,053	$2,849	$27,749	$34,627	$3,101	$(1,162)	$67,164

Balance, December 31, 2010	2,286,931	$2,859	$27,964	$36,397	$2,221	$(1,587)	$67,854
Comprehensive Income:
Net income				3,450			3,450
Change in net unrealized gain on investment securities available-for-sale, net of reclassification adjustment and tax effects.					394		394
Total comprehensive income							3,844
Common stock issuance under dividend reinvestment and stock purchase plans	7,401	9	229				238
Recognition of employee stock purchase plan expense			2				2
Purchase of treasury stock (4,000 shares)						(144)	(144)
Cash dividends, ($0.62 per share)				(1,380)			(1,380)
Balance, June 30, 2011	2,294,332	$2,868	$28,195	$38,467	$2,615	$(1,731)	$70,414

See accompanying notes to the unaudited consolidated financial statements.

CCFNB Bancorp, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	For The Six Months Ended June 30,
(In Thousands)	2011	2010

OPERATING ACTIVITIES
Net income	$3,450	$3,201
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	410	470
Depreciation and amortization of premises and equipment	389	468
Amortization and accretion on investment securities	501	481
Deferred income taxes benefit	(145)	(83)
Gain on sale of investment securities	(3)	-
Gain on sale of loans	(367)	(304)
Gain on sale of premises and equipment	(489)	-
Proceeds from sale of mortgage loans	13,446	10,578
Originations of mortgage loans held for resale	(13,753)	(11,879)
Loss on sale of other real estate	-	11
Amortization of intangibles and invesment in limited partnerships	379	384
Decrease in accrued interest receivable	62	172
Increases in cash surrender value of bank-owned life insurance	(259)	(281)
Decrease in accrued interest payable	(94)	(127)
Other, net	(33)	210
Net cash provided by operating activities	3,494	3,301
INVESTING ACTIVITIES
Investment securities available for sale:
Purchases	(40,829)	(33,107)
Proceeds from sales, maturities and redemptions	55,558	61,814
Proceeds from redemption of restricted securities	290	-
Purchase of restricted securities	-	(184)
Net increase in loans	(4,832)	(13,515)
Proceeds from sale of premises and equipment	1,268	-
Purchase of investment in limited partnership	-	(1,084)
Acquisition of premises and equipment	(330)	(313)
Proceeds from sale of other real estate owned	-	318
Net cash provided by investing activities	11,125	13,929
FINANCING ACTIVITIES
Net increase in deposits	8,281	9,681
Disposition of deposits on the sale of Hazleton branch	(17,668)	-
Net decrease in short-term borrowings	(7,630)	(2,953)
Repayment of long-term borrowings	(2)	(5,002)
Acquisition of treasury stock	(144)	(625)
Proceeds from issuance of common stock	238	219
Cash dividends paid	(1,380)	(1,297)
Net cash (used for) provided by financing activities	(18,305)	23
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3,686)	17,253
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	27,595	11,459
CASH AND CASH EQUIVALENTS, END OF PERIOD	$23,909	$28,712

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest paid	$2,811	$3,641
Income taxes paid	1,034	1,010
Loans transferred to other real estate owned	-	300

See accompanying notes to the unaudited consolidated financial statements.

CCFNB BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
During 2011, the Bank sold its Hazleton Branch office to another financial institution.  The sale resulted in the disposition of the Hazleton branch building, equipment, and cash. The sale also included the purchaser’s assumption of all deposits associated with the Hazleton office which amounted to approximately $17.7 million.  There were no loans sold as part of this transaction.  The sale of this office was completed on June 24, 2011.

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

RESTRICTED SECURITIES
Restricted equity securities consist of stock in the Federal Home Loan Bank of Pittsburgh (“FHLB – Pittsburgh”), and Atlantic Central Bankers Bank (“ACBB”) and do not have a readily determinable fair value because their ownership is restricted, and they can be sold back only to the FHLB-Pittsburgh,  ACBB or to another member institution.  Therefore, these securities are classified as restricted equity investment securities, carried at cost, and evaluated for impairment.  At June 30, 2011, the Corporation held $2,687,000 in stock of the FHLB-Pittsburgh and $35,000 in stock of ACBB.  At December 31, 2010, the Corporation held $2,977,000 in stock of FHLB-Pittsburgh and $35,000 in stock of ACBB.
The Corporation evaluated its holding of restricted stock for impairment and deemed the stock to not be impaired due to the expected recoverability of par value, which equals the value reflected within the Corporation’s financial statements.  The decision was based on several items ranging from the estimated true economic losses embedded within FHLB’s mortgage portfolio to the FHLB’s liquidity position and credit rating.  The Corporation utilizes the impairment framework outlined in GAAP to evaluate stock for impairment.  The following factors were evaluated to determine the ultimate recoverability of the par value of the Corporation’s restricted stock holdings; (i) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted; (ii) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB; (iii) the impact of legislative and regulatory changes on the institutions and, accordingly, on the customer base of the FHLB; (iv) the liquidity position of the FHLB; and (v) whether a decline is temporary or whether it affects the ultimate recoverability of the FHLB stock based on (a) the materiality of the carrying amount to the member institution and (b) whether an assessment of the institution’s operational needs for the foreseeable future allow management to dispose of the stock.  Based on the analysis of these factors, the Corporation determined that its holding of restricted stock was not impaired at June 30, 2011 and December 31, 2010.

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

JUNIOR SUBORDINATE DEBENTURES
During 2006, CFC issued $4,640,000 in junior debentures due December 15, 2036 to Columbia Financial Statutory Trust I (Trust).  On July 18, 2008, the Corporation became the successor to CFC and to this Trust, respectively.  The Corporation owns all of the $140,000 in common equity of the Trust and the debentures are the sole asset of the Trust.  The Trust, a wholly-owned unconsolidated subsidiary of the Corporation, issued $4,500,000 of floating-rate trust capital securities in a non-public offering in reliance on Section 4 (2) of the Securities Act of 1933.  The floating-rate capital securities provide for quarterly distributions at a variable annual coupon rate, reset quarterly, based on the 3-month LIBOR plus 1.75%.  The coupon rate was 2.00% at June 30, 2011.  The securities are callable by the Corporation, subject to any required regulatory approval, at par, after five years.  The Corporation unconditionally guarantees the trust capital securities.  The terms of the junior subordinated debentures and the common equity of the trust mirror the terms of the trust capital securities issued by the Trust.

INTANGIBLE ASSETS - GOODWILL
Goodwill represents the excess of the purchase price over the fair market value of net assets acquired.  The Corporation has recorded net goodwill of $7,937,000 at June 30, 2011 and December 31, 2010 related to the 2008 acquisition of Columbia Financial Corporation and its subsidiary, First Columbia Bank & Trust Co.  In accordance with current accounting standards, goodwill is not amortized.  Management performs an annual evaluation for impairment. Any impairment of goodwill results in a charge to income.  The Corporation periodically assesses whether events or changes in circumstances indicate that the carrying amounts of goodwill and other intangible assets may be impaired.  Goodwill is tested for impairment at the reporting unit level and an impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value.  The Company employs general industry practices in evaluating the impairment of its goodwill and other intangible assets.  The Company calculates the value of goodwill using a combination of the following valuation methods: dividend discount analysis under the income approach, which calculates the present value of all excess cash flows plus the present value of a terminal value, the price/earnings multiple under the market approach and the change in control premium to market price approach.  Based upon these reviews, management determined there was no impairment of goodwill during 2011 or 2010.  No assurance can be given that future impairment tests will not result in a charge to earnings.

INTANGIBLE ASSETS – CORE DEPOSIT
The Corporation has an amortizable intangible asset related to the deposit premium paid for the acquisition of Columbia Financial Corporation’s subsidiary, First Columbia Bank & Trust Co.  This intangible asset is being amortized on a sum of the years digits method over 10 years and has a carrying value of $1,889,000 as of June 30, 2011. At December 31, 2010, the intangible asset had a carrying value of $2,192,000.  The recoverability of the carrying value is evaluated on an ongoing basis, and permanent declines in value, if any, are charged to expense.  Amortization of the core deposit intangible amounted to $303,000 and $302,000 for the six months ended June 30, 2011 and 2010, respectively.

The estimated amortization expense of the core deposit intangible over its remaining life is as follows:

For the Year Ended:
Remainder of 2011	$251,000
2012	435,000
2013	368,000
2014	301,000
2015	234,000
Thereafter	300,000
Total	$1,889,000

OTHER REAL ESTATE OWNED
Real estate properties acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value on the date of foreclosure establishing a new cost basis.  After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less cost to sell and is included in other assets.  Revenues derived from and costs to maintain the assets and subsequent gains and losses on sales are included in other non-interest income and expense.  There was no other real estate owned as of June 30, 2011 and December 31, 2010.

BANK OWNED LIFE INSURANCE
The Corporation invests in Bank Owned Life Insurance (BOLI).  Purchase of BOLI provides life insurance coverage on certain present and retired employees and Directors with the Corporation being owner and primary beneficiary of the policies.

INVESTMENTS IN LIMITED PARTNERSHIPS
The Corporation is a limited partner in four partnerships at June 30, 2011 that provide low income housing in the Corporation’s geographic market area.   The investments are accounted for under the effective yield method.  Under the effective yield method, the Corporation recognizes tax credits as they are allocated and amortizes the initial cost of the investment to provide a constant effective yield over the period that the tax credits are allocated to the Corporation.   Under this method, the tax credits allocated, net of any amortization of the investment in the limited partnerships, are recognized in the consolidated statements of income as a component of income tax expense.  The amount of tax credits allocated to the Corporation was $158,000 and the amortization of the investments in limited partnerships was $76,000 and $82,000 for the six months ended June 30, 2011 and 2010, respectively. The carrying value of the Corporation’s investments in limited partnerships was $1,531,000 at June 30, 2011 and $1,607,000 at December 31, 2010.

INVESTMENT IN INSURANCE AGENCY
The Corporation owns a 50 percent interest in a local insurance agency, a corporation organized under the laws of the Commonwealth of Pennsylvania.  The income or loss from this investment is accounted for under the equity method of accounting.  The carrying value of this investment as of June 30, 2011 and December 31, 2010 was $232,000, and is included in other assets in the accompanying consolidated balance sheets.

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
The Corporation and the Bank are subject to U.S. federal income tax and Commonwealth of Pennsylvania tax. The Corporation is no longer subject to examination by Federal or State taxing authorities for the years before 2007.  At June 30, 2011 and December 31, 2010 the Corporation did not have any unrecognized tax benefits.  The Corporation does not expect the amount of any unrecognized tax benefits to significantly increase in the next twelve months.  The Corporation recognizes interest related to income tax matters as interest expense and penalties related to income tax matters as other noninterest expense.  At June 30, 2011 and December 31, 2010, the Corporation does not have any amounts accrued for interest and/or penalties.

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

ADVERTISING COSTS
It is the Corporation’s policy to expense advertising costs in the period in which they are incurred.  Advertising expense for the six months ended June 30, 2011 and 2010 was approximately $111,000 and $106,000, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS
FASB ASU 2010-20, “Receivable (Topic 310), Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” – ASU 2010-20 requires new and enhanced disclosures about the credit quality of an entity’s financing receivables and its allowance for credit losses.  The new and amended disclosure requirements focus on such areas as nonaccrual and past due financing receivables, allowance for credit losses related to financing receivables, impaired loans, credit quality information and modifications.  The ASU requires an entity to disaggregate new and existing disclosures based on how it develops its allowance for credit losses and how it manages credit exposures.  For public entities, the disclosures as of the end of a reporting period were effective for interim and annual reporting periods ending on or after December 15, 2010.  The disclosures about activity that occurs during a reporting period were effective for interim and annual reporting periods beginning on or after December 15, 2010.  See Note 3.

FASB ASU 2010-09 – Subsequent Events (Topic 855):  Amendments to Certain Recognition and Disclosure requirements. This accounting standard update modifies the requirement to disclose the date that subsequent events are considered through for SEC filers.  An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated.  This change alleviates potential conflicts between Subtopic 855-10 and the SEC’s requirements.

FASB ASC 860 – In June 2009, the FASB issued new guidance impacting FASB ASC 860, Transfers and servicing (Statement No. 166 – Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140).  The new guidance removes the concept of a qualifying special-purpose entity and limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire financial asset to an entity that is not consolidated with the transferor in the financial statements being presented and/or when the transferor has continuing involvement with the transferred financial asset.  The new guidance became effective for the Corporation on January 1, 2010.  The implementation of this new guidance did not have a material impact on the Corporation’s consolidated financial statements.

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
The amortized cost, related estimated fair value, and unrealized gains and losses for investment securities were as follows at June 30, 2011 and December 31, 2010:

(In Thousands)	June 30, 2011
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Obligation of U.S. Government Corporations and Agencies:
Mortgage-backed	$111,745	$3,559	$(112)	$115,192
Other	58,037	322	(31)	58,328
Obligations of state and political subdivisions	16,167	356	(1)	16,522
Total debt securities	185,949	4,237	(144)	190,042
Marketable equity securities	2,133	122	(253)	2,002
Total investment securities AFS	$188,082	$4,359	$(397)	$192,044

(In Thousands)	December 31, 2010
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Obligation of U.S. Government Corporations and Agencies:
Mortgage-backed	$129,008	$3,794	$(287)	$132,515
Other	59,046	279	(422)	58,903
Obligations of state and political subdivisions	13,625	115	(69)	13,671
Total debt securities	201,679	4,188	(778)	205,089
Marketable equity securities	2,130	148	(194)	2,084
Total investment securities AFS	$203,809	$4,336	$(972)	$207,173

Securities available-for-sale with an aggregate fair value of $96,002,000 and $94,979,000 at June 30, 2011 and December 31, 2010, respectively, were pledged to secure public funds, trust funds, securities sold under agreements to repurchase and other balances of $67,758,000 and $70,861,000 at June 30, 2011 and December 31, 2010, respectively, as required by law.

The amortized cost and estimated fair value of investment securities, by expected maturity, are shown below at June 30, 2011.  Expected maturities on debt securities will differ from contractual maturities, because some borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Other securities and marketable equity securities are not considered to have defined maturities and are included in the “Due after ten years” category:
			Weighted
(In Thousands)	Amortized	Estimated	Average
	Cost	Fair Value	Yield
Due in one year or less	$1,010	$1,018	3.33%
Due after one year to five years	42,554	42,781	1.85%
Due after five years to ten years	33,924	34,632	3.26%
Due after ten years	110,594	113,613	3.54%
Total	$188,082	$192,044

There were no aggregate investments with a single issuer (excluding the U. S. Government and its Agencies) which exceeded ten percent of consolidated stockholders’ equity at June 30, 2011 or December 31, 2010.  The quality rating of all obligations of state and political subdivisions were “A” or higher, as rated by Moody’s or Standard and Poors.  The only exceptions were local issues which were not rated, but were secured by the full faith and credit obligations of the communities that issued these securities. All of the state and political subdivision investments were actively traded in a liquid market.

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

The following summary shows the gross unrealized losses and fair value, aggregated by investment category of those individual securities that have been in a continuous unrealized loss position for less than or more than 12 months as of June 30, 2011 and December 31, 2010:
	June 30, 2011
(In Thousands)	Less than Twelve Months		Twelve Months or Greater		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	$19,201	$104	$578	$8	$19,779	$112
Other	7,969	31	-	-	7,969	31
Obligations of state and political subdivisions	328	1	-	-	328	1
Total debt securities	27,498	136	578	8	28,076	144
Equity securities	37	11	1,050	242	1,087	253
Total	$27,535	$147	$1,628	$250	$29,163	$397

	December 31, 2010
(In Thousands)	Less than Twelve Months		Twelve Months or Greater		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Obligations of U.S. Government Corporations and Agencies :
Mortgage-backed	$33,482	$287	$-	$-	$33,482	$287
Other	29,578	422	-	-	29,578	422
Obligations of state and political subdivisions	3,849	69	-	-	3,849	69
Total debt securities	66,909	778	0	0	66,909	778
Equity securities	45	3	1,005	191	1,050	194
Total	$66,954	$781	$1,005	$191	$67,959	$972

At June 30, 2011, the Corporation had a total of 273 individual debt securities and 45 individual equity security positions.  At June 30, 2011, there were a total of 18 individual debt securities and 16 individual equity securities that were in a continuous unrealized loss position for less than twelve months.  At June 30, 2011, there were no debt securities and a total of 10 individual equity securities in a continuous loss position for greater than twelve months.

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

The Corporation’s marketable equity securities consist of common stock positions in various Commercial Banks, Savings and Loans/Thrifts, and Diversified Financial Service Corporations varying in asset size and geographic region.  The Corporation’s equity securities represent less than 1 percent of the total available for sale investments as of June 30, 2011.  The following tables display the Corporation’s holdings of these securities by asset size and geographic region as of June 30, 2011:

	June 30, 2011
(In Thousands)		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
Asset size($)	Cost	Gains	Losses	Value

Under $1 Billion	$449	$55	$(26)	$478
$1 to $5 Billion	218	3	(8)	213
$6 to $100 Billion	780	36	(179)	637
Over $100 Billion	686	28	(40)	674
	$2,133	$122	$(253)	$2,002

	June 30, 2011
(In Thousands)		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
Geographic Region	Cost	Gains	Losses	Value

Eastern U.S.	$1,043	$81	$(118)	$1,006
Southeastern U.S.	110	-	(7)	103
Western U.S.	53	-	(1)	52
National	927	41	(127)	841
	$2,133	$122	$(253)	$2,002

The fair market value of the equity securities tends to fluctuate with the overall equity markets as well as the trends specific to each institution. The equity securities portfolio is reviewed in a similar manner as that of the debt securities with greater emphasis placed on the length of time the market value has been less than the carrying value and the financial sector outlook.  The Corporation also reviews dividend payment activities, levels of non performing assets and loan loss reserves, and whether or not the issuer is participating in the TARP Capital Purchase Program. The starting point for the equity analysis is the length and severity of market value decline.  The Corporation and an independent consultant monitor the entire portfolio monthly with particular attention given to securities in a continuous loss position of at least ten percent for over twelve months.  During 2010, impairment was recognized on a few securities which management believed that a sufficient amount of credit damage had occurred relative to the issuer’s capital position to render the security unlikely to recover to our cost within the near term.  For the six months ended June 30, 2011 and 2010 the Corporation did not record an other-than-temporary impairment related to the investment in these equity securities.  Securities with an unrealized loss that were determined to be other-than-temporary were written down to fair value, with the write-down recorded as a realized loss included in security (losses) gains. The Corporation evaluated the near-term prospects of the issuer in relation the severity and duration of the market value decline as well as the other attributes listed above.  Based on that evaluation and the Corporation’s ability and intent to hold these equity securities for a reasonable period of time sufficient for a forecasted recovery of fair value, the Corporation does not consider these equity securities to be other-than-temporarily impaired at June 30, 2011.

3.	LOANS
Major classifications of loans at June 30, 2011 and December 31, 2010 consisted of:
(In Thousands)
	2011	2010
Commercial, financial and agricultural	$35,862	$33,819
Tax-exempt	27,975	25,180
Commercial real estate:
Commercial mortgages	91,937	95,688
Other construction and land development loans	7,859	6,284
Secured by farmland	5,573	5,697
Consumer real estate:
Home equity loans	19,655	21,687
Home equity lines of credit	18,498	17,802
1-4 family residential mortgages	124,212	121,665
Construction	7,494	5,405
Installment loans to individuals	6,897	7,232
Unearned discount	(3)	(6)
Gross loans	$345,959	$340,453

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
Real estate loans held-for-sale in the amount of $2,679,000 at June 30, 2011 and $2,005,000 at December 31, 2010 are included in consumer real estate loans above and are carried at the lower of cost or market.
The aggregate amount of demand deposits that have been reclassified as consumer loan balances at June 30, 2011 and December 31, 2010 amounted to $140,000 and $137,000, respectively.

Concentrations of Credit Risk
Most of the Corporation’s lending activity occurs within the Bank’s primary market area which encompasses Columbia County, a 484 square mile area located in North central Pennsylvania.  The majority of the Corporation’s loan portfolio consists of commercial real estate and consumer real estate loans.  As of June 30, 2011 and December 31, 2010, there were no concentrations of loans related to any single industry in excess of 10% of total loans.

Non-Accrual and Past Due Loans
Generally, a loan is classified as non-accrual; with the accrual of interest on such a loan discontinued when the contractual payment of principal or interest has become 90-days past due or management has serious doubts about further collectability of principal or interest, even though the loan may be currently performing.  A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well-secured.  When a loan is placed on non-accrual status, unpaid interest credited to income in the current year is reversed, and unpaid interest accrued in prior years is charged against the allowance for loan losses.  Certain non-accrual loans may continue to perform wherein payments are still being received with those payments generally applied to principal.  Non-accrual loans remain under constant scrutiny and if performance continues, interest income may be recorded on a cash basis based on management's judgment as to collectability of principal.
Non-accrual loans, segregated by class of loans, were as follows as of June 30, 2011 and December 31, 2010:

(In Thousands)	June 30, 2011	December 31, 2010
Commercial, financial and agricultural	$332	$224
Tax-exempt	-	-
Commercial real estate:
Commercial mortgages	1,145	2,166
Other construction and land development loans	-	-
Secured by farmland	-	-
Consumer real estate:
Home equity loans	302	297
Home equity lines of credit	39	-
1-4 family residential mortgages	1,374	1,141
Construction	-	-
Installment loans to individuals	-	-

Total	$3,192	$3,828

At June 30, 2011 and December 31, 2010, there were no significant commitments to lend additional funds with respect to non-accrual and restructured loans.
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
An age analysis of past due loans, segregated by class of loans, as of June 30, 2011 and December 31, 2010 were as follows:
	June 30, 2011
	Loans	Loans				Accruing Loans
(In Thousands)	30-89 Days	90 or more days	Total Past	Current	Total	90 or more
	Past Due	Past Due	Due Loans	Loans	Loans	Days Past Due
Commercial, financial and agricultural	$427	$332	$759	$35,103	$35,862	$-
Tax-exempt	-	-	-	27,975	27,975	-
Commercial real estate:
Commercial mortgages	-	1,145	1,145	90,792	91,937	-
Other construction and land development loans	-	-	-	7,859	7,859	-
Secured by farmland	318	-	318	5,255	5,573	-
Consumer real estate:
Home equity loans	298	302	600	19,055	19,655	-
Home equity lines of credit	23	39	62	18,436	18,498	-
1-4 family residential mortgages	233	1,374	1,607	122,605	124,212	-
Construction	-	-	-	7,494	7,494	-
Installment loans to individuals	528	-	528	6,369	6,897	-
Unearned discount	-	-	-	(3)	(3)
Gross loans	$1,827	$3,192	$5,019	$340,940	$345,959	$-

	December 31, 2010
	Loans	Loans				Accruing Loans
(In Thousands)	30-89 Days	90 or more days	Total Past	Current	Total	90 or more
	Past Due	Past Due	Due Loans	Loans	Loans	Days Past Due
Commercial, financial and agricultural	$244	$224	$468	$33,351	$33,819	$-
Tax-exempt	-	-	-	25,180	25,180	-
Commercial real estate:
Commercial mortgages	511	2,166	2,677	93,011	95,688	-
Other construction and land development loans	-	-	-	6,284	6,284	-
Secured by farmland	-	-	-	5,697	5,697	-
Consumer real estate:
Home equity loans	136	297	433	21,254	21,687	-
Home equity lines of credit	-	-	-	17,802	17,802	-
1-4 family residential mortgages	2,233	1,141	3,374	118,291	121,665	-
Construction	-	-	-	5,405	5,405	-
Installment loans to individuals	32	-	32	7,200	7,232	-
Unearned discount	-	-	-	(6)	(6)
Gross loans	$3,156	$3,828	$6,984	$333,469	$340,453	$-

There were no loans past due 90 days and still accruing interest at June 30, 2011 and December 31, 2010.

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
No additional charge to operations was required to provide for these impaired loans as the specifically allocated allowance of $916,000 at June 30, 2011, is estimated by management to be adequate to provide for the loan loss allowance associated with these impaired loans.

Impaired loans are set forth in the following table as of June 30, 2011 and December 31, 2010:
	June 30, 2011
	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment	Total
(In Thousands)	Principal	With No	With	Recorded	Related
	Balance	Allowance	Allowance	Investment	Allowance
Commercial, financial and agricultural	$1,025	$867	$158	$1,025	$145
Tax-exempt	-	-	-	-	-
Commercial real estate:
Commercial mortgages	1,385	193	1,192	1,385	438
Other construction and land development loans	-	-	-	-	-
Secured by farmland	318	318	-	318	-
Consumer real estate:
Home equity loans	443	124	319	443	195
Home equity lines of credit	39	39	-	39	-
1-4 family residential mortgages	1,346	795	551	1,346	138
Construction	-	-	-	-	-
Installment loans to individuals	-	-	-	-	-
Gross loans	$4,556	$2,336	$2,220	$4,556	$916

	December 31, 2010
	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment	Total
(In Thousands)	Principal	With No	With	Recorded	Related
	Balance	Allowance	Allowance	Investment	Allowance
Commercial, financial and agricultural	$498	$463	$35	$498	$15
Tax-exempt	-	-	-	-	-
Commercial real estate:
Commercial mortgages	2,325	484	1,841	2,325	499
Other construction and land development loans	-	-	-	-	-
Secured by farmland	319	319	-	319	-
Consumer real estate:
Home equity loans	411	112	299	411	209
Home equity lines of credit	-	-	-	-	-
1-4 family residential mortgages	1,211	716	495	1,211	90
Construction	-	-	-	-	-
Installment loans to individuals	-	-	-	-	-
Gross loans	$4,764	$2,094	$2,670	$4,764	$813

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

The following table details activity in the allowance for possible loan losses by portfolio segment for the six months ended June 30, 2011 and 2010.  Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.
(In Thousands)	June 30, 2011
	Commercial	Commercial	Consumer	Installment
	Financial &	Real	Real	Loans
	Agricultural	Estate	Estate	Individuals	Unallocated	Total
Balance, beginning of year	$752	$2,286	$1,243	$106	$414	$4,801
Provision charged to operations	160	(22)	105	(10)	177	410
Loans charged off	-	(9)	(4)	(14)	-	(27)
Recoveries	-	-	6	21	-	27
Ending balance	$912	$2,255	$1,350	$103	$591	5,211

Ending balance individually evaluated for impairment	$145	$660	$98	$-	$-	$903

Ending balance collectively evaluated for impairment	$767	$1,595	$1,252	$103	$591	$4,308

(In Thousands)	June 30, 2010
	Commercial	Commercial	Consumer	Installment
	Financial &	Real	Real	Loans
	Agricultural	Estate	Estate	Individuals	Unallocated	Total
Balance, beginning of year	$567	$1,793	$1,339	$149	$362	$4,210
Provision charged to operations	162	495	25	(3)	(209)	470
Loans charged off	(4)	(518)	(18)	(17)	-	(557)
Recoveries	31	-	10	11	-	52
Ending balance	$756	$1,770	$1,356	$140	$153	4,175

Ending balance individually evaluated for impairment	$141	$342	$82	$-	$-	$565

Ending balance collectively evaluated for impairment	$615	$1,428	$1,274	$140	$153	$3,610

The Corporation’s recorded investment in loans as of June 30, 2011 and December 31, 2010 related to each balance in the allowance for possible loan losses by portfolio segment and disaggregated on the basis of the Corporation’s impairment methodology was as follows:
(In Thousands)	June 30, 2011
	Commercial	Commercial	Consumer	Installment
	Financial &	Real	Real	Loans
	Agricultural	Estate	Estate	Individuals	Total
Ending balance individually evaluated for impairment	$1,025	$1,703	$1,828	$-	$4,556

Ending balance collectively evaluated for impairment	62,812	103,666	168,031	6,894	341,403

Ending balance	$63,837	$105,369	$169,859	$6,894	$345,959

(In Thousands)	December 31, 2010
	Commercial	Commercial	Consumer	Installment
	Financial &	Real	Real	Loans
	Agricultural	Estate	Estate	Individuals	Total
Ending balance individually evaluated for impairment	$498	$2,644	$1,622	$-	$4,764

Ending balance collectively evaluated for impairment	58,501	105,025	164,937	7,226	335,689

Ending balance	$58,999	$107,669	$166,559	$7,226	$340,453

Loan Modifications
From time to time, the Bank may agree to modify the contractual terms of a borrower’s loan.  In cases where such modifications represent a concession to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring.  Loans modified in a troubled debt restructuring are placed on nonaccrual status until the Bank determines the future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrate a period of performance according to the restructured terms of six months.  At June 30, 2011 and December 31, 2010, there were no significant loans modified in troubled debt restructurings.

4.	SHORT-TERM BORROWINGS
Securities sold under agreements to repurchase and Federal Home Loan Bank advances generally represented overnight or less than 30-day borrowings.  U.S. Treasury tax and loan notes for collections made by the Bank were payable on demand.

5.	LONG-TERM BORROWINGS
Long-term borrowings consist of advances due to the FHLB - Pittsburgh.

6.	DEFERRED COMPENSATION PLANS
The Bank has entered into certain non-qualified deferred compensation agreements with certain present and retired executive officers and directors.  Expenses related to these non-qualified deferred compensation plans amounted to $84,000 and $69,000 for the six month periods ended June 30, 2011 and 2010, respectively.

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

The Corporation may require collateral or other security to support financial instruments with off-balance sheet credit risk.  The contract or notional amounts at June 30, 2011 and December 31, 2010 were as follows:

(In Thousands)	2011	2010
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$67,521	$65,926
Standby letters of credit	5,436	2,674
Dealer floor plans	1,905	966
Loans held for sale	2,679	2,005

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

The Corporation granted commercial, consumer and residential loans to customers primarily within Pennsylvania.  Of the total loan portfolio, 79.5% was for real estate loans, principally residential.  It is the opinion of management that this high concentration did not pose an adverse credit risk.  Further, it is management's opinion that the remainder of the loan portfolio is balanced and diversified to the extent necessary to avoid any significant concentration of credit.

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

The following table presents the assets reported on the consolidated statements of financial condition at their fair value as of June 30, 2011 and December 31, 2010 by level within the fair value hierarchy.  As required by FASB ASC 820-10, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	June 30, 2011
(In Thousands)	Level I	Level II	Level III	Total

Assets Measured on a Recurring Basis:
Investment Securities, available-for-sale	$2,002	$190,042	$-	$192,044

	December 31, 2010
(In Thousands)	Level I	Level II	Level III	Total

Assets Measured on a Recurring Basis:
Investment Securities, available-for-sale	$2,084	$205,089	$-	$207,173

At June 30, 2011 and December 31, 2010, investments measured at fair value on a recurring basis and the valuation methods used are as follows:
	June 30, 2011
(In Thousands)	Level I	Level II	Level III	Total

Available for sale securities
Obligation of US Government Agencies
Mortgage-backed	$-	$115,192	$-	$115,192
Other	-	58,328	-	58,328
Obligations of state and political subdivisions	-	16,522	-	16,522
Equity securities	2,002	-	-	2,002
	$2,002	$190,042	$-	$192,044

	December 31, 2010
(In Thousands)	Level I	Level II	Level III	Total

Available for sale securities
Obligation of US Government Agencies
Mortgage-backed	$-	$132,515	$-	$132,515
Other	-	58,903	-	58,903
Obligations of state and political subdivisions	-	13,671	-	13,671
Equity securities	2,084	-	-	2,084
	$2,084	$205,089	$-	$207,173

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

The following table presents the assets reported on the consolidated statements of financial condition at their fair value on a non-recurring basis as of June 30, 2011 and December 31, 2010 by level within the fair value hierarchy.  As required by FASB ASC 820-10, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.
	June 30, 2011
(In Thousands)	Level I	Level II	Level III	Total

Assets Measured on a Non-recurring Basis:
Impaired Loans	$-	$4,556	$-	$4,556
Loans Held for Sale	-	2,679	-	2,679
Mortgage Servicing Rights	-	549	-	549
	$-	$7,784	$-	$7,784

	December 31, 2010
(In Thousands)	Level I	Level II	Level III	Total

Assets Measured on a Non-recurring Basis:
Impaired Loans	$-	$4,764	$-	$4,764
Loans Held for Sale	-	2,005	-	2,005
Mortgage Servicing Rights	-	491	-	491
	$-	$7,260	$-	$7,260

9.	ESTIMATED FAIR VALUES OF FINANCIAL INSTRUMENTS
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

At June 30, 2011 and December 31, 2010, the carrying values and estimated fair values of financial instruments are presented in the table below:
	June 30, 2011		December 31, 2010
(In Thousands)	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial Assets:
Cash and short-term instruments	$23,909	$23,909	$27,595	$27,595
Investment securities	192,044	192,044	207,173	207,173
Restricted securities	2,722	2,722	3,012	3,012
Loans, net	340,748	350,467	335,652	341,814
Cash surrender value of bank owned life insurance	12,201	12,201	11,942	11,942
Accrued interest receivable	1,570	1,570	1,632	1,632

Financial Liabilities:
Interest-bearing deposits	399,377	402,266	410,915	414,706
Non interest-bearing deposits	65,028	65,028	62,877	62,877
Short-term borrowings	51,129	51,129	58,759	58,759
Long-term borrowings	6,121	6,329	6,123	6,303
Junior subordinate debentures	4,640	4,640	4,640	4,640
Accrued interest payable	558	558	652	652

Off-Balance Sheet Assets (Liabilities):
Commitments to extend credit		$67,521		$65,926
Standby letters of credit		5,436		2,674
Dealer floor plans		1,905		966

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
DEPOSITS
The fair value of deposits with no stated maturity, such as Demand Deposits, Savings Accounts, and Money Market Accounts, was equal to the amount payable on demand at June 30, 2011 and December 31, 2010.

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

These consolidated interim financial statements have been prepared in accordance with requirements of Form 10-Q and therefore do not include all disclosures normally required by accounting principles generally accepted in the United States of America applicable to financial institutions as included with consolidated financial statements included in the Corporation's annual Form 10-K filing.  The reader of these consolidated interim financial statements may wish to refer to the Corporation's annual report or Form 10-K for the period ended December 31, 2010 filed with the Securities and Exchange Commission.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of CCFNB Bancorp, Inc.:

We have reviewed the accompanying consolidated balance sheet of CCFNB Bancorp, Inc. and Subsidiary as of June 30, 2011, the related consolidated statements of income for the three and six month periods ended June 30, 2011 and 2010 and changes in stockholders’ equity and cash flows for the six month periods ended June 30, 2011 and 2010.  These consolidated interim financial statements are the responsibility of the management of CCFNB Bancorp, Inc. and Subsidiary.

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

We have previously audited, in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of CCFNB Bancorp, Inc. and Subsidiary as of December 31, 2010, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated March 8, 2011, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2010, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ J. H. Williams & Co., LLP

J.H. Williams & Co., LLP
Kingston, Pennsylvania
August 5, 2011

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

RESULTS OF OPERATIONS

NET INTEREST INCOME

2011 vs. 2010
Tax-equivalent net interest income, as reflected in the following tables, decreased $198 thousand to $10.3 million at June 30, 2011 when compared to the same 2010 time period.  Reported tax-equivalent interest income decreased $995 thousand to $13.0 million for the six months ended June 30, 2011 when compared to the same 2010 time period.  The decrease to interest income was primarily rate driven as maturing and called investment securities re-priced throughout the past year.  Investment security tax-equivalent interest income for the six months ended June 30, 2011 decreased $625 thousand when compared to 2010 results.  Reported interest expense decreased $797 thousand to $2.7 million for the six months ended June 30, 2011 when compared to the same 2010 time period.  The decrease was primarily rate driven as maturing time deposits re-priced during the year lowering the average rate paid on interest-bearing deposits to 1.18 percent for the six months ended June 30, 2011 from 1.49 percent at June 30, 2010.

Net interest margin decreased to 3.58 percent at June 30, 2011 from 3.77 percent at June 30, 2010.  The overall net decrease in margin resulted from the yield on investment securities decreasing 61 basis points to 3.10 percent and the yield on loans decreasing 34 basis points to 5.69 percent at June 30, 2011.  As discussed above, the decrease in loan and investment security yields were partially offset by a 31 basis point decrease in deposit yields and a 57 basis point decrease in other borrowings.  The 189 basis point yield decrease on long-term borrowings reflects the maturity and repayment of several FHLB borrowings totaling $9.0 million during 2010.  The FHLB borrowings carried approximate annual percentage rates of 6.0 percent.

The following Average Balance Sheet and Rate Analysis table presents the average assets, actual income or expense and the average yield on assets, liabilities and stockholders' equity for the six months ended June 30, 2011 and 2010.

AVERAGE BALANCE SHEET AND RATE ANALYSIS
SIX MONTHS ENDED JUNE 30,

(In Thousands)	2011			2010
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS:	(1)			(1)
Tax-exempt loans	$27,618	$856	6.25%	$21,051	$671	6.43%
All other loans	316,625	8,864	5.65%	316,710	9,433	6.01%
Total loans (2)(3)(4)	344,243	9,720	5.69%	337,761	10,104	6.03%

Taxable securities	194,527	2,843	2.92%	197,841	3,559	3.60%
Tax-exempt securities (3)	15,037	402	5.35%	10,730	311	5.80%
Total securities	209,564	3,245	3.10%	208,571	3,870	3.71%

Federal funds sold	1,574	1	0.13%	1,250	1	0.16%
Interest-bearing deposits	21,865	27	0.25%	10,896	13	0.24%

Total interest-earning assets	577,246	12,993	4.53%	558,478	13,988	5.04%

Other assets	43,783			45,555

TOTAL ASSETS	$621,029			$604,033

LIABILITIES:
Savings	$67,703	117	0.35%	$61,091	121	0.40%
Now deposits	72,545	48	0.13%	70,759	50	0.14%
Money market deposits	46,953	128	0.55%	42,596	165	0.78%
Time deposits	229,338	2,139	1.88%	235,616	2,700	2.31%
Total deposits	416,539	2,432	1.18%	410,062	3,036	1.49%

Short-term borrowings	53,505	158	0.60%	50,717	205	0.82%
Long-term borrowings	7,038	79	2.26%	10,983	226	4.15%
Junior subordinate debentures	4,640	48	2.09%	4,640	47	2.04%
Total borrowings	65,183	285	0.88%	66,340	478	1.45%

Total interest-bearing liabilities	481,722	2,717	1.14%	476,402	3,514	1.49%

Demand deposits	67,920			56,544
Other liabilities	2,522			4,464
Stockholders' equity	68,865			66,623
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$621,029			$604,033

Interest rate spread (6)			3.39%			3.55%
Net interest income/margin (5)		$10,276	3.58%		$10,474	3.77%

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

Reconcilement of Taxable Equivalent Net Interest Income
For the Six Months Ended June 30,

(In Thousands)	2011	2010

Total interest income	$12,565	$13,654
Total interest expense	2,717	3,514

Net interest income	9,848	10,140
Tax equivalent adjustment	428	334

Net interest income (fully taxable equivalent)	$10,276	$10,474

Rate/Volume Analysis

To enhance the understanding of the effects of volumes (the average balance of earning assets and costing liabilities) and average interest rate fluctuations on the consolidated balance sheet as it pertains to net interest income, the table below reflects these changes for 2011 versus 2010:

(In Thousands)	Six Months Ended June 30,
	2011 vs 2010 Increase (Decrease) Due to
	Volume	Rate	Net
Interest income:
Loans, tax-exempt	$204	$(19)	$185
Loans	(2)	(567)	(569)
Taxable investment securities	(48)	(668)	(716)
Tax-exempt investment securities	115	(24)	91
Federal funds sold	-	-	-
Interest bearing deposits	14	-	14
Total interest-earning assets	283	(1,278)	(995)

Interest expense:
Savings	11	(15)	(4)
NOW deposits	1	(3)	(2)
Money market deposits	12	(49)	(37)
Time deposits	(59)	(502)	(561)
Short-term borrowings	8	(55)	(47)
Long-term borrowings, FHLB	(44)	(103)	(147)
Junior subordinate debentures	-	1	1
Total interest-bearing liabilities	(71)	(726)	(797)
Change in net interest income	$354	$(552)	$(198)

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

Although management believes that it uses the best information available to make such determinations and that the allowance for loan losses is adequate at June 30, 2011, future adjustments could be necessary if circumstances or economic conditions differ substantially from the assumptions used in making the initial determinations.  A downturn in the local economy or employment and delays in receiving financial information from borrowers could result in increased levels of nonperforming assets and charge-offs, increased loan loss provisions and reductions in interest income.  Also, as part of the examination process, bank regulatory agencies periodically review the Bank’s loan loss allowance.  The bank regulators could require the recognition of additions to the loan loss allowance based on their judgment of information available to them at the time of their examination.

The provision for loan losses amounted to $410,000 and $470,000 for the six months ended June 30, 2011 and 2010, respectively.  Management concluded the 2011 and 2010 increases of the provision were appropriate considering the gross loan growth experience, the level of nonperforming assets and the general condition of the national economy.  Utilizing the resources noted above, management concluded that the allowance for loan losses remains at a level adequate to provide for probable losses inherent in the loan portfolio.

NON-INTEREST INCOME

2011 vs. 2010
           Total non-interest income increased $726,000 or 27.0 percent to $3.4 million for the six months ended June 30, 2011. The service charges and fees decreased $20,000 or 2.3 percent to $853 thousand for the six months ended June 30, 2011.  Gain on sale of loans increased $63,000 or 20.7 percent from $304,000 in 2010 to $367,000 in 2011.  Brokerage income decreased $34,000 or 21.0 percent from $162,000 in 2010 to $128,000 in 2011. Trust income increased $68,000 or 20.1 percent from $339,000 in 2010 to $407,000 in 2011. Interchange fees increased $51,000 or 12.5 percent from $408,000 in 2010 to $459,000 in 2011.  Other non-interest income increased $114,000 or 29.8 percent from $382,000 in 2010. The increase primarily resulted from increased servicing fees on several participated commercial loans.  The Corporation recorded a gain on the sale of premises and equipment associated with sale of the former Hazleton branch facility in the amount of $489,000 for the six months ended June 30, 2011.

(In Thousands)	For The Six Months Ended
	June 30, 2011		June 30, 2010		Change
	Amount	% Total	Amount	% Total	Amount	%
Service charges and fees	$853	25.1%	$873	32.4%	$(20)	(2.3	) %
Gain on sale of loans	367	10.7	304	11.3	63	20.7
Earnings on bank-owned life insurance	215	6.3	223	8.3	(8)	(3.6)
Brokerage	128	3.7	162	6.0	(34)	(21.0)
Trust	407	11.9	339	12.6	68	20.1
Investment security gains	3	0.1	-	-	3	-
Gain on sale of premises and equipment	489	14.3	-	-	489	-
Interchange fees	459	13.4	408	15.2	51	12.5
Other	496	14.5	382	14.2	114	29.8
Total non-interest income	$3,417	100.0%	$2,691	100.0%	$726	27.0%

NON-INTEREST EXPENSE

2011 vs. 2010
Total non-interest expense increased $246,000 thousand or 3.1 percent from $8.0 million in 2010.  The net increase primarily resulted from higher employee benefits.  Employee benefits increased $215,000 or 23.9 percent for the six months ended June 30, 2011 as a result of higher premiums.

One standard to measure non-interest expense is to express annualized non-interest expense as a percentage of average total assets.  As of June 30, 2011 this percentage was 2.65 percent compared to 2.64 percent in 2010.

(In Thousands)	For The Six Months Ended
	June 30, 2011		June 30, 2010		Change
	Amount	% Total	Amount	% Total	Amount	%
Salaries	$3,273	39.8%	$3,164	39.5%	$109	3.4%
Employee benefits	1,113	13.5	898	11.3	215	23.9
Occupancy	559	6.8	569	7.1	(10)	(1.8)
Furniture and equipment	628	7.6	646	8.1	(18)	(2.8)
State shares tax	294	3.6	276	3.5	18	6.5
Professional fees	304	3.7	294	3.7	10	3.4
Directors fees	133	1.6	132	1.7	1	0.8
FDIC assessments	254	3.1	297	3.7	(43)	(14.5)
Telecommunications	162	2.0	177	2.2	(15)	(8.5)
Amortization of core deposit intangible	303	3.7	302	3.8	1	0.3
Automated teller machine and interchange	315	3.8	268	3.4	47	17.5
Other	889	10.8	958	12.0	(69)	(7.2)
Total non-interest expense	$8,227	100.0%	$7,981	100.0%	$246	3.1%

FINANCIAL CONDITION

Consolidated assets at June 30, 2011 were $599.5 million which represented a decrease of $14.8 million from $614.3 million at December 31, 2010.  The decrease resulted primarily from the disposition of the former Hazleton branch office and the related deposits.

Gross loans increased 1.6 percent from $340.5 million at December 31, 2010 to $346.0 million at June 30, 2011.

The loan-to-deposit ratio is a key measurement of liquidity.  Our loan-to-deposit ratio increased during 2011 to 74.5 percent compared to 71.9 percent at December 31, 2010.

INVESTMENTS
All of our securities are available-for-sale and are carried at estimated fair value.  Available-for-sale securities are reported on the consolidated balance sheet at fair value with offsetting adjustments to deferred taxes and accumulated other comprehensive income. The possibility of material price volatility in a changing interest rate environment is offset by the availability to the Corporation of restructuring the portfolio for gap positioning at any time through the securities classified as available-for-sale. As reflected in the Consolidated Statements of Changes in Stockholders’ Equity, the impact of the fair value accounting was an unrealized gain, net of tax, on June 30, 2011 of $2,615,000 compared to an unrealized gain, net of tax, on December 31, 2010 of $2,221,000, which represents an unrealized gain, net of tax, of $394,000 for the six months ended June 30, 2011.  The following table shows the amortized cost and estimated fair value of the investment securities as of the dates shown:

	June 30, 2011
(In Thousands)	Amortized Cost	Estimated Fair Value
Obligation of U.S. Government Corporations and Agencies:
Mortgage-backed	$111,745	$115,192
Other	58,037	58,328
Obligations of state and political subdivisions	16,167	16,522
Total debt securities	185,949	190,042
Marketable equity securities	2,133	2,002
Total investment securities AFS	$188,082	$192,044

	December 31, 2010
(In Thousands)	Amortized Cost	Estimated Fair Value
Obligation of U.S. Government Corporations and Agencies:
Mortgage-backed	$129,008	$132,515
Other	59,046	58,903
Obligations of state and political subdivisions	13,625	13,671
Total debt securities	201,679	205,089
Marketable equity securities	2,130	2,084
Total investment securities AFS	$203,809	$207,173

LOANS
The loan portfolio increased 1.6 percent from $340.5 million at December 31, 2010 to $346.0 million at June 30, 2011.  The percentage distribution in the loan portfolio was 79.5 percent in real estate loans at $275.0 million; 10.4 percent in commercial loans at $35.9 million; 2.0 percent in consumer loans at $7.2 million; and 8.1 percent in tax exempt loans at $28.0 million.

The following table presents the breakdown of loans by type as of the date indicated:

			Change
(In Thousands)	June 30, 2011	December 31, 2010	Amount	%

Commercial, financial and agricultural	$35,862	$33,819	$2,043	6.0%
Tax-exempt	27,975	25,180	2,795	11.1
Real estate	259,676	262,355	(2,679)	(1.0)
Real estate construction	15,353	11,689	3,664	31.3
Installment loans to individuals	6,897	7,232	(335)	(4.6)
Add (deduct): Unearned discount	(3)	(6)	3	(50.0)
Unamortized loan costs, net of fees	199	184	15	8.2
Gross loans	$345,959	$340,453	$5,506	1.6%

The following table presents the percentage distribution of loans by category as of the date indicated:

	June 30, 2011	December 31, 2010

Commercial, financial and agricultural	10.4%	9.9%
Tax-exempt	8.1	7.4
Real estate	75.1	77.2
Real estate construction	4.4	3.4
Installment loans to individuals	2.0	2.1
Gross loans	100.0%	100.0%

ALLOWANCE FOR LOAN LOSSES
The allowance for loan losses was $5.2 million at June 30, 2011, compared to $4.2 million at June 30, 2010.  This allowance equaled 1.51 percent and 1.21 percent of total loans, net of unearned income, as of June 30, 2011 and 2010, respectively.  The loan loss reserve is analyzed quarterly and reviewed by the Bank’s Board of Directors.  No concentration or apparent deterioration in classes of loans or pledged collateral was evident.  Regular meetings with the Bank’s Director Loan Committee reviewed new loans.  Delinquent loans, loan exceptions and certain large loans are addressed by the full Board no less than monthly to determine compliance with policies. Allowance for loan losses was considered adequate based on delinquency trends and actual loans written.

The following table presents a summary of the Bank’s loan loss experience as of the dates indicated:

(In Thousands)	For the Six Months Ended June 30,
	2011	2010
Average Loans Outstanding during the period	$344,243	$337,761

Balance, beginning of year	$4,801	$4,210
Provision charged to operations	410	470

Loans charged off:
Commercial, financial, and agricultural	-	(4)
Real estate mortgages	(13)	(535)
Installment loans to individuals	(14)	(18)

Recoveries:
Commercial, financial, and agricultural	-	32
Real estate mortgages	6	11
Installment loans to individuals	21	9

Balance, end of period	$5,211	$4,175

Ratio of net charge-offs to average loans outstanding during the period	0.00%	0.15%

NON-PERFORMING LOANS
As of June 30, 2011, loans 30 to 89 days past due totaled $1.8 million compared to $3.2 million at December 31, 2010. Non-accrual loans totaled $3.2 million at June 30, 2011 and $3.8 million at December 31, 2010.

The following table presents past due and non-accrual loans by loan type and in summary as of the dates indicated:

(In Thousands)	June 30, 2011	December 31, 2010

Commercial, financial and agricultural
Days 30-89	$427	$244
Days 90 plus	-	-
Non-accrual	332	224
Real estate
Days 30-89	872	2,880
Days 90 plus	-	-
Non-accrual	2,860	3,604
Installment loans to individuals
Days 30-89	528	32
Days 90 plus	-	-
Non-accrual	-	-
	$5,019	$6,984

Days 30-89	$1,827	$3,156
Days 90 plus	-	-
Non-accrual	3,192	3,828
	$5,019	$6,984
Restructured loans still accruing	$318	$319

Other real estate owned	$-	$-

DEPOSITS
Total average deposits increased by 2.9 percent from $470.1 million at December 31, 2010 to $484.5 million at June 30, 2011. Average savings deposits increased 7.1 percent to $67.7 million at June 30, 2011 from $63.2 million at December 31, 2010.  Average money market deposits increased 10.6 percent to $47.0 million as of June 30, 2011 from $42.5 million as of December 31, 2010.  Average interest bearing NOW accounts increased 1.6 percent from $71.4 million at December 31, 2010 to $72.5 million at June 30, 2011.

The average balances and average rate paid on deposits are summarized as follows:

	June 30, 2011		December 31, 2010
		Average		Average	Change
(In Thousands)	Balance	Rate	Balance	Rate	Amount	%

Non-interest bearing	$67,920	-%	$59,013	-%	$8,907	15.1%
Savings	67,703	0.35	63,223	0.37	4,480	7.1
Now deposits	72,545	0.13	71,374	0.14	1,171	1.6
Money market deposits	46,953	0.55	42,460	0.75	4,493	10.6
Time deposits	229,338	1.88	234,812	2.19	(5,474)	(2.3)
Total deposits	$484,459	1.01%	$470,882	1.23%	$13,577	2.9%

BORROWED FUNDS
Average short-term borrowings, including securities sold under agreements to repurchase and day-to-day FHLB - Pittsburgh borrowings decreased 0.3 percent from $53.7 million at December 31, 2010 to $53.5 million at June 30, 2011.  Average long-term borrowings decreased $2.2 million from $13.9 million at December 31, 2010 to $11.7 million at June 30, 2011.

The average balances are summarized as follows:

(In Thousands)	June 30, 2011		December 31, 2010		Change
	Amount	% Total	Amount	% Total	Amount	%
Short-term borrowings:
Securities sold under agreement to repurchase	$52,796	81.0%	$52,315	77.4%	$481	0.9%
Short-term borrowings, FHLB	-	-	603	0.9	(603)	(100.0)
U.S. Treasury tax and loan notes	709	1.1	773	1.1	(64)	(8.3)
Total short-term borrowings	53,505	82.1%	53,691	79.4%	(186)	(0.3)
Long-term borrowings, FHLB	7,038	10.8	9,252	13.8	(2,214)	(23.9)
Junior subordinate debentures	4,640	7.2	4,640	6.9	-	-
Total borrowed funds	$65,183	100.0%	$67,583	100.0%	$(2,400)	(3.6	) %

Short-term borrowings consisted of the following at June 30, 2011 and June 30, 2010:

	June 30, 2011
(In Thousands)	Ending Balance	Weighted Average Balance	Maximum Month End Balance	Average Rate
Securities sold under agreements to repurchase	$50,696	$52,796	$56,844	0.60%
Other short-term borrowings	-	-	-	0.00%
U.S. Treasury tax and loan notes	433	709	1,000	0.00%
Total	$51,129	$53,505	$57,844	0.60%

	June 30, 2010
(In Thousands)	Ending Balance	Weighted Average Balance	Maximum Month End Balance	Average Rate
Securities sold under agreements to repurchase	$48,791	$48,585	$50,832	0.83%
Other short-term borrowings	-	1,559	4,075	0.73%
U.S. Treasury tax and loan notes	253	573	1,000	0.00%
Total	$49,044	$50,717	$55,907	0.82%

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

We manage liquidity on a daily basis. We believe that our liquidity is sufficient to meet present and future financial obligations and commitments on a timely basis. However, see potential liquidity risk factors at Item 1A – Risk Factors and refer to Consolidated Statements of Cash Flows in this Form 10-Q.

CAPITAL RESOURCES
Capital continues to be a strength for the Bank.  Capital is critical as it must provide growth, payment to shareholders, and absorption of unforeseen losses.  The federal regulators provide standards that must be met.

As of June 30, 2011, the Bank was categorized as well-capitalized under the regulatory framework for prompt corrective action.  To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios.
Our actual consolidated capital amounts and ratios as of June 30, 2011 and December 31, 2010 are in the following table:

(In Thousands)	2011		2010
	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-weighted Assets)

Actual	$66,850	19.3%	$64,476	18.5%
For Capital Adequacy Purposes	27,776	8.0	27,884	8.0
To Be Well-Capitalized	34,720	10.0	34,855	10.0

Tier I Capital (to Risk-weighted Assets)	$62,527	18.0%	$60,114	17.3%

Actual
For Capital Adequacy Purposes	13,888	4.0	13,942	4.0
To Be Well-Capitalized	20,832	6.0	20,913	6.0

Tier I Capital (to Average Assets)	$62,527	10.2%	$60,114	10.0%

Actual
For Capital Adequacy Purposes	24,588	4.0	24,034	4.0
To Be Well-Capitalized	30,736	5.0	30,043	5.0

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

At June 30, 2011, our cumulative gap positions and the potential earnings change resulting from a 300 basis point change in rates were both within the internal risk management guidelines.

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

The CEO and CFO have evaluated the changes to our internal controls over financial reporting that occurred during our fiscal Quarter Ended June 30, 2011, as required by paragraph (d) Rules 13a – 15 and 15d – 15 under the Securities Exchange Act of 1934, as amended, and have concluded that there were no changes that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I,  “Item 1.A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect our business, financial condition or future results.  At June 30, 2011 the risk factors of the Corporation have not changed materially from those in our Annual Report on Form 10-K, except as set forth below.  The risks described in our Annual Report on Form 10-K are not the only risks that we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Units) Purchased	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

Month #1 (April 1 - April 30, 2011)	-	-	-	139,000

Month #2 (May 1 - May 31, 2011)	4,000	36.05	4,000	135,000

Month #3 (June 1 - June 30, 2011)	-	-	-	135,000

(1)	This program was announced in 2009 and represents the third buy-back program. The Board of Directors approved the purchase of 200,000 shares. There was no expiration date associated with this program.

The Corporation did not sell any unregistered securities during the quarter ended June 30, 2011.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report on Form 10-Q for the period ended June 30, 2011, to be signed on its behalf by the undersigned thereunto duly authorized.

CCFNB BANCORP, INC.
(Registrant)

By:	/s/ Lance O. Diehl
President and CEO
(Principal Executive Officer)
Date:	August 5, 2011

By:	/s/ Jeffrey T. Arnold
Jeffrey T. Arnold, CPA, CIA
Chief Financial Officer and Treasurer
(Principal Financial Officer)
Date:	August 5, 2011