Form 10-Q
period 2011-09-30
CCFNB BANCORP INC
filed 2011-11-09
CIK 731122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “larger accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
Yes ☐ No ☒

On November 7, 2011, there were 2,222,365 shares of the Registrant’s common stock outstanding, par value $1.25.

CCFNB Bancorp, Inc. and Subsidiary

PART I Financial Information
Item 1.      Financial Statements
CCFNB Bancorp, Inc.
Consolidated Balance Sheets

	(Unaudited)
	September 30,	December 31,
(In Thousands)	2011	2010

ASSETS
Cash and due from banks	$12,082	$7,263
Interest-bearing deposits in other banks	32,120	18,683
Federal funds sold	369	1,649
Total cash and cash equivalents	44,571	27,595

Investment securities, available for sale, at fair value	199,280	207,173
Restricted securities, at cost	2,769	3,012
Loans, net of unearned income	344,595	340,453
Less: Allowance for loan losses	5,158	4,801
Loans, net	339,437	335,652
Premises and equipment, net	11,179	11,992
Accrued interest receivable	1,493	1,632
Cash surrender value of bank-owned life insurance	12,317	11,942
Investment in limited partnerships	1,493	1,607
Intangible Assets:
Core deposit	1,764	2,192
Goodwill	7,937	7,937
Prepaid FDIC assessment	1,216	1,490
Other assets	2,333	2,075
TOTAL ASSETS	$625,789	$614,299

LIABILITIES
Interest-bearing deposits	$399,837	$410,915
Noninterest-bearing deposits	78,549	62,877
Total deposits	478,386	473,792

Short-term borrowings	63,198	58,759
Long-term borrowings	6,119	6,123
Junior subordinate debentures	4,640	4,640
Accrued interest payable	550	652
Other liabilities	2,003	2,479
TOTAL LIABILITIES	554,896	546,445

STOCKHOLDERS' EQUITY
Common stock, par value $1.25 per share; authorized 15,000,000 shares, issued 2,297,765 shares in 2011; authorized 5,000,000 shares, issued 2,286,931 shares in 2010	2,872	2,859
Surplus	28,312	27,964
Retained earnings	39,406	36,397
Accumulated other comprehensive income	2,395	2,221
Treasury stock, at cost; 75,400 shares in 2011 and 61,000 shares in 2010	(2,092)	(1,587)
TOTAL STOCKHOLDERS' EQUITY	70,893	67,854
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$625,789	$614,299

See accompanying notes to unaudited consolidated financial statements.

CCFNB Bancorp, Inc.
Consolidated Statements of Income
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
(In Thousands, Except Per Share Data)	September 30,		September 30,
	2011	2010	2011	2010
INTEREST AND DIVIDEND INCOME
Interest and fees on loans:
Taxable	$4,363	$4,648	$13,227	$14,081
Tax-exempt	288	251	853	694
Interest and dividends on investment securities:
Taxable	1,220	1,604	4,038	5,142
Tax-exempt	148	97	413	302
Dividend and other interest income	13	10	38	31
Federal funds sold	-	-	1	1
Deposits in other banks	22	14	49	27
TOTAL INTEREST AND DIVIDEND INCOME	6,054	6,624	18,619	20,278

INTEREST EXPENSE
Deposits	1,118	1,421	3,550	4,457
Short-term borrowings	75	105	233	310
Long-term borrowings	40	84	119	310
Junior subordinate debentures	28	27	76	74
TOTAL INTEREST EXPENSE	1,261	1,637	3,978	5,151

NET INTEREST INCOME	4,793	4,987	14,641	15,127

PROVISION FOR LOAN LOSSES	30	400	440	870
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,763	4,587	14,201	14,257

NON-INTEREST INCOME
Service charges and fees	419	455	1,272	1,328
Gain on sale of loans	188	454	555	758
Earnings on bank-owned life insurance	103	102	318	325
Brokerage	80	84	208	246
Trust	148	168	555	507
Investment security gains	-	-	3	-
Gain on sale of premises and equipment	-	-	489	-
Interchange fees	232	216	691	624
Other	250	304	746	686
TOTAL NON-INTEREST INCOME	1,420	1,783	4,837	4,474

NON-INTEREST EXPENSE
Salaries	1,606	1,627	4,879	4,791
Employee benefits	503	526	1,616	1,424
Occupancy	248	267	807	836
Furniture and equipment	327	356	955	1,002
State shares tax	151	142	445	418
Professional fees	160	173	464	467
Director's fees	88	71	221	203
FDIC assessments	51	163	305	460
Telecommunications	60	98	222	275
Amortization of core deposit intangible	125	140	428	442
Automated teller machine and interchange	173	144	488	412
Other	490	420	1,379	1,378
TOTAL NON-INTEREST EXPENSE	3,982	4,127	12,209	12,108

INCOME BEFORE INCOME TAX PROVISION	2,201	2,243	6,829	6,623
INCOME TAX PROVISION	573	557	1,751	1,736
NET INCOME	$1,628	$1,686	$5,078	$4,887

EARNINGS PER SHARE	$0.73	$0.76	$2.28	$2.19
CASH DIVIDENDS PER SHARE	$0.31	$0.30	$0.93	$0.88
WEIGHTED AVERAGE SHARES OUTSTANDING	2,226,139	2,228,836	2,226,711	2,235,114

See accompanying notes to the unaudited consolidated financial statements.

CCFNB Bancorp, Inc.
Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)

					Accumulated
	Common				Other		Total
	Stock			Retained	Comprehensive	Treasury	Stockholders'
(In Thousands Except Per Share Data)	Shares	Amount	Surplus	Earnngs	Income	Stock	Equity
Balance, December 31, 2009	2,270,850	$2,838	$27,539	$32,723	$2,523	$(537)	$65,086
Comprehensive Income:
Net income				4,887			4,887
Change in net unrealized gain on investment securities available-for-sale, net of reclassification adjustment and tax effects.					317		317
Total comprehensive income							5,204
Common stock issuance under dividend reinvestment and stock purchase plans	12,155	16	312				328
Recognition of employee stock purchase plan expense			3				3
Purchase of treasury stock (33,500 shares)						(906)	(906)
Cash dividends, ($0.88 per share)				(1,964)			(1,964)
Balance, September 30, 2010	2,283,005	$2,854	$27,854	$35,646	$2,840	$(1,443)	$67,751

Balance, December 31, 2010	2,286,931	$2,859	$27,964	$36,397	$2,221	$(1,587)	$67,854
Comprehensive Income:
Net income				5,078			5,078
Change in net unrealized gain on investment securities available-for-sale, net of reclassification adjustment and tax effects.					174		174
Total comprehensive income							5,252
Common stock issuance under dividend reinvestment and stock purchase plans	10,834	13	344				357
Recognition of employee stock purchase plan expense			4				4
Purchase of treasury stock (14,400 shares)						(505)	(505)
Cash dividends, ($0.93 per share)				(2,069)			(2,069)
Balance, September 30, 2011	2,297,765	$2,872	$28,312	$39,406	$2,395	$(2,092)	$70,893

See accompanying notes to the unaudited consolidated financial statements.

CCFNB Bancorp, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	For The Nine Months Ended September 30,
(In Thousands)	2011	2010

OPERATING ACTIVITIES
Net income	$5,078	$4,887
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	440	870
Depreciation and amortization of premises and equipment	594	709
Amortization and accretion on investment securities	699	663
Deferred income taxes benefit	(183)	(145)
Gain on sale of investment securities	(3)	-
Gain on sale of loans	(555)	(758)
Gain on sale of premises and equipment	(489)	-
Proceeds from sale of mortgage loans	18,945	31,058
Originations of mortgage loans held for resale	(19,453)	(31,482)
Loss on sale of other real estate	-	11
Amortization of intangibles and invesment in limited partnerships	542	565
Decrease in accrued interest receivable	139	115
Increases in cash surrender value of bank-owned life insurance	(375)	(382)
Decrease in accrued interest payable	(102)	(185)
Other, net	136	489
Net cash provided by operating activities	5,413	6,415
INVESTING ACTIVITIES
Investment securities available for sale:
Purchases	(91,752)	(74,870)
Proceeds from sales, maturities and redemptions	98,714	91,218
Proceeds from redemption of restricted securities	298	-
Purchase of restricted securities	(55)	(184)
Net increase in loans	(3,162)	(9,442)
Proceeds from sale of premises and equipment	1,268	-
Purchase of investment in limited partnership	-	(1,084)
Acquisition of premises and equipment	(560)	(406)
Proceeds from sale of other real estate owned	-	318
Net cash provided by investing activities	4,751	5,550
FINANCING ACTIVITIES
Net increase in deposits	22,262	8,635
Disposition of deposits on the sale of Hazleton branch	(17,668)	-
Net decrease in short-term borrowings	4,439	10,520
Repayment of long-term borrowings	(4)	(9,004)
Acquisition of treasury stock	(505)	(906)
Proceeds from issuance of common stock	357	328
Cash dividends paid	(2,069)	(1,964)
Net cash provided by financing activities	6,812	7,609
NET INCREASE IN CASH AND CASH EQUIVALENTS	16,976	19,574
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	27,595	11,459
CASH AND CASH EQUIVALENTS, END OF PERIOD	$44,571	$31,033

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest paid	$4,080	$5,336
Income taxes paid	1,658	1,816
Loans transferred to other real estate owned	-	300

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

RESTRICTED SECURITIES
Restricted equity securities consist of stock in the Federal Home Loan Bank of Pittsburgh (“FHLB – Pittsburgh”), and Atlantic Central Bankers Bank (“ACBB”) and do not have a readily determinable fair value because their ownership is restricted, and they can be sold back only to the FHLB-Pittsburgh,  ACBB or to another member institution.  Therefore, these securities are classified as restricted equity investment securities, carried at cost, and evaluated for impairment.  At September 30, 2011, the Corporation held $2,734,000 in stock of the FHLB-Pittsburgh and $35,000 in stock of ACBB.  At December 31, 2010, the Corporation held $2,977,000 in stock of FHLB-Pittsburgh and $35,000 in stock of ACBB.
The Corporation evaluated its holding of restricted stock for impairment and deemed the stock to not be impaired due to the expected recoverability of par value, which equals the value reflected within the Corporation’s financial statements.  The decision was based on several items ranging from the estimated true economic losses embedded within FHLB’s mortgage portfolio to the FHLB’s liquidity position and credit rating.  The Corporation utilizes the impairment framework outlined in GAAP to evaluate stock for impairment.  The following factors were evaluated to determine the ultimate recoverability of the par value of the Corporation’s restricted stock holdings; (i) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted; (ii) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB; (iii) the impact of legislative and regulatory changes on the institutions and, accordingly, on the customer base of the FHLB; (iv) the liquidity position of the FHLB; and (v) whether a decline is temporary or whether it affects the ultimate recoverability of the FHLB stock based on (a) the materiality of the carrying amount to the member institution and (b) whether an assessment of the institution’s operational needs for the foreseeable future allow management to dispose of the stock.  Based on the analysis of these factors, the Corporation determined that its holding of restricted stock was not impaired at September 30, 2011 and December 31, 2010.

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
The general component covers all other loans not identified as impaired and is based on historical losses adjusted for current factors.  The historical loss component of the allowance is determined by losses recognized by portfolio segment over the preceding two years.  In calculating the historical component of our allowance, we aggregate our loans into one of four portfolio segments: Commercial, Financial & Agriculture, Commercial Real Estate, Consumer Real Estate, and Installment Loans to Individuals. Risk factors impacting loans in each of the portfolio segments include broad deterioration of property values, reduced consumer and business spending as a result of continued high unemployment and reduced credit availability and lack of confidence in a sustainable recovery.  Actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment.  These economic factors include consideration of the following: the concentration of watch and substandard loans as a percentage of total loans, levels of loan concentration within the portfolio segment or division of a portfolio segment and broad economic conditions.

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

JUNIOR SUBORDINATE DEBENTURES
During 2006, CFC issued $4,640,000 in junior debentures due December 15, 2036 to Columbia Financial Statutory Trust I (Trust).  On July 18, 2008, the Corporation became the successor to CFC and to this Trust, respectively.  The Corporation owns all of the $140,000 in common equity of the Trust and the debentures are the sole asset of the Trust.  The Trust, a wholly-owned unconsolidated subsidiary of the Corporation, issued $4,500,000 of floating-rate trust capital securities in a non-public offering in reliance on Section 4 (2) of the Securities Act of 1933.  The floating-rate capital securities provide for quarterly distributions at a variable annual coupon rate, reset quarterly, based on the 3-month LIBOR plus 1.75%.  The coupon rate was 2.10% at September 30, 2011.  The securities are callable by the Corporation, subject to any required regulatory approval, at par, after five years.  The Corporation unconditionally guarantees the trust capital securities.  The Board of Directors of the Corporation and the Federal Reserve Bank of Philadelphia have approved the redemption of these debentures, at par, on the five year anniversary date of December 15, 2011.  The terms of the junior subordinated debentures and the common equity of the trust mirror the terms of the trust capital securities issued by the Trust.

INTANGIBLE ASSETS - GOODWILL
Goodwill represents the excess of the purchase price over the fair market value of net assets acquired.  The Corporation has recorded net goodwill of $7,937,000 at September 30, 2011 and December 31, 2010 related to the 2008 acquisition of Columbia Financial Corporation and its subsidiary, First Columbia Bank & Trust Co.  In accordance with current accounting standards, goodwill is not amortized.  Management performs an annual evaluation for impairment. Any impairment of goodwill results in a charge to income.  The Corporation periodically assesses whether events or changes in circumstances indicate that the carrying amounts of goodwill and other intangible assets may be impaired.  Goodwill is tested for impairment at the reporting unit level and an impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value.  The Company employs general industry practices in evaluating the impairment of its goodwill and other intangible assets.  The Company calculates the value of goodwill using a combination of the following valuation methods: dividend discount analysis under the income approach, which calculates the present value of all excess cash flows plus the present value of a terminal value, the price/earnings multiple under the market approach and the change in control premium to market price approach.  Based upon these reviews, management determined there was no impairment of goodwill during 2011 or 2010.  No assurance can be given that future impairment tests will not result in a charge to earnings.

INTANGIBLE ASSETS – CORE DEPOSIT
The Corporation has an amortizable intangible asset related to the deposit premium paid for the acquisition of Columbia Financial Corporation’s subsidiary, First Columbia Bank & Trust Co.  This intangible asset is being amortized on a sum of the years digits method over 10 years and has a carrying value of $1,764,000 as of September 30, 2011. At December 31, 2010, the intangible asset had a carrying value of $2,192,000.  The recoverability of the carrying value is evaluated on an ongoing basis, and permanent declines in value, if any, are charged to expense.  Amortization of the core deposit intangible amounted to $428,000 and $442,000 for the nine months ended September 30, 2011 and 2010, respectively.

The estimated amortization expense of the core deposit intangible over its remaining life is as follows:

For the Year Ended:
Remainder of 2011	$126,000
2012	435,000
2013	368,000
2014	301,000
2015	234,000
Thereafter	300,000
Total	$1,764,000

OTHER REAL ESTATE OWNED
Real estate properties acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value on the date of foreclosure establishing a new cost basis.  After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less cost to sell and is included in other assets.  Revenues derived from and costs to maintain the assets and subsequent gains and losses on sales are included in other non-interest income and expense.  There was no other real estate owned as of September 30, 2011 and December 31, 2010.

BANK OWNED LIFE INSURANCE
The Corporation invests in Bank Owned Life Insurance (BOLI).  Purchase of BOLI provides life insurance coverage on certain present and retired employees and Directors with the Bank being owner and primary beneficiary of the policies.

INVESTMENTS IN LIMITED PARTNERSHIPS
The Corporation is a limited partner in four partnerships at September 30, 2011 that provide low income housing in the Corporation’s geographic market area.   The investments are accounted for under the effective yield method.  Under the effective yield method, the Corporation recognizes tax credits as they are allocated and amortizes the initial cost of the investment to provide a constant effective yield over the period that the tax credits are allocated to the Corporation.   Under this method, the tax credits allocated, net of any amortization of the investment in the limited partnerships, are recognized in the consolidated statements of income as a component of income tax expense.  The amount of tax credits allocated to the Corporation was $119,000 and the amortization of the investments in limited partnerships was $114,000 and $123,000 for the nine months ended September 30, 2011 and 2010, respectively. The carrying value of the Corporation’s investments in limited partnerships was $1,493,000 at June 30, 2011 and $1,607,000 at December 31, 2010.

INVESTMENT IN INSURANCE AGENCY
The Corporation owns a 50 percent interest in a local insurance agency, a corporation organized under the laws of the Commonwealth of Pennsylvania.  The income or loss from this investment is accounted for under the equity method of accounting.  The carrying value of this investment as of September 30, 2011 and December 31, 2010 was $232,000, and is included in other assets in the accompanying consolidated balance sheets.

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
The Corporation and the Bank are subject to U.S. federal income tax and Commonwealth of Pennsylvania tax. The Corporation is no longer subject to examination by Federal or State taxing authorities for the years before 2007.  At September 30, 2011 and December 31, 2010 the Corporation did not have any unrecognized tax benefits.  The Corporation does not expect the amount of any unrecognized tax benefits to significantly increase in the next twelve months.  The Corporation recognizes interest related to income tax matters as interest expense and penalties related to income tax matters as other noninterest expense.  At September 30, 2011 and December 31, 2010, the Corporation did not have any amounts accrued for interest and/or penalties.

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

ADVERTISING COSTS
It is the Corporation’s policy to expense advertising costs in the period in which they are incurred.  Advertising expense for the nine months ended September 30, 2011 and 2010 was approximately $165,000 and $163,000, respectively.

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

2.  INVESTMENT SECURITIES AVAILABLE-FOR-SALE
The amortized cost, related estimated fair value, and unrealized gains and losses for investment securities were as follows at September 30, 2011 and December 31, 2010:

(In Thousands)	September 30, 2011
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Obligation of U.S.Government Corporations and Agencies:
Mortgage-backed	$102,198	$3,293	$(78)	$105,413
Other	72,972	285	-	73,257
Obligations of state and political subdivisions	18,349	645	-	18,994
Total debt securities	193,519	4,223	(78)	197,664
Marketable equity securities	2,133	61	(578)	1,616
Total investment securities AFS	$195,652	$4,284	$(656)	$199,280

(In Thousands)	December 31, 2010
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Obligation of U.S.Government Corporations and Agencies:
Mortgage-backed	$129,008	$3,794	$(287)	$132,515
Other	59,046	279	(422)	58,903
Obligations of state and political subdivisions	13,625	115	(69)	13,671
Total debt securities	201,679	4,188	(778)	205,089
Marketable equity securities	2,130	148	(194)	2,084
Total investment securities AFS	$203,809	$4,336	$(972)	$207,173

Securities available-for-sale with an aggregate fair value of $113,710,000 and $94,979,000 at September 30, 2011 and December 31, 2010, respectively, were pledged to secure public funds, trust funds, securities sold under agreements to repurchase and other balances of $91,782,000 and $70,861,000 at September 30, 2011 and December 31, 2010, respectively, as required by law.

The amortized cost and estimated fair value of investment securities, by expected maturity, are shown below at September 30, 2011.  Expected maturities on debt securities will differ from contractual maturities, because some borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Other securities and marketable equity securities are not considered to have defined maturities and are included in the “Due after ten years” category:
			Weighted
(In Thousands)	Amortized	Estimated	Average
	Cost	Fair Value	Yield
Due in one year or less	$322	$325	3.59%
Due after one year to five years	62,564	62,813	1.12%
Due after five years to ten years	29,793	30,607	3.17%
Due after ten years	102,973	105,535	3.51%
Total	$195,652	$199,280

There were no aggregate investments with a single issuer (excluding the U. S. Government and its Agencies) which exceeded ten percent of consolidated stockholders’ equity at September 30, 2011 or December 31, 2010.  The quality rating of all obligations of state and political subdivisions were “A” or higher, as rated by Moody’s or Standard and Poors.  The only exceptions were local issues which were not rated, but were secured by the full faith and credit obligations of the communities that issued these securities. All of the state and political subdivision investments were actively traded in a liquid market.

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

The following summary shows the gross unrealized losses and fair value, aggregated by investment category of those individual securities that have been in a continuous unrealized loss position for less than or more than 12 months as of September 30, 2011 and December 31, 2010:
	September 30, 2011
(In Thousands)	Less than Twelve Months		Twelve Months or Greater		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	$2,505	$10	$4,904	$67	$7,409	$77
Other	1,999	1	-	-	1,999	1
Obligations of state and political subdivisions	-	-	-	-	-	-
Total debt securities	4,504	11	4,904	67	9,408	78
Equity securities	21	27	1,290	551	1,311	578
Total	$4,525	$38	$6,194	$618	$10,719	$656

	December 31, 2010
(In Thousands)	Less than Twelve Months		Twelve Months or Greater		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	$33,482	$287	$-	$-	$33,482	$287
Other	29,578	422	-	-	29,578	422
Obligations of state and political subdivisions	3,849	69	-	-	3,849	69
Total debt securities	66,909	778	0	0	66,909	778
Equity securities	45	3	1,005	191	1,050	194
Total	$66,954	$781	$1,005	$191	$67,959	$972

At September 30, 2011, the Corporation had a total of 276 individual debt securities and 46 individual equity security positions.  At September 30, 2011, there were a total of 5 individual debt securities and 26 individual equity securities that were in a continuous unrealized loss position for less than twelve months.  At September 30, 2011, there were a total of 3 debt securities and a total of 10 individual equity securities in a continuous loss position for greater than twelve months.

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

The Corporation’s marketable equity securities consist of common stock positions in various Commercial Banks, Savings and Loans/Thrifts, and Diversified Financial Service Corporations varying in asset size and geographic region.  The Corporation’s equity securities represent less than 1 percent of the total available for sale investments as of September 30, 2011.  The following tables display the Corporation’s holdings of these securities by asset size and geographic region as of September 30, 2011:

	September 30, 2011
(In Thousands)		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
Asset size($)	Cost	Gains	Losses	Value

Under $1 Billion	$458	$46	$(50)	$454
$1 to $5 Billion	209	-	(55)	154
$6 to $100 Billion	780	13	(319)	474
Over $100 Billion	686	2	(154)	534
	$2,133	$61	$(578)	$1,616

	September 30, 2011
(In Thousands)		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
Geographic Region	Cost	Gains	Losses	Value

Eastern U.S.	$1,043	$53	$(250)	$846
Southeastern U.S.	110	-	(32)	78
Western U.S.	53	-	(23)	30
National	927	8	(273)	662
	$2,133	$61	$(578)	$1,616

The fair market value of the equity securities tends to fluctuate with the overall equity markets as well as the trends specific to each institution. The equity securities portfolio is reviewed in a similar manner as that of the debt securities with greater emphasis placed on the length of time the market value has been less than the carrying value and the financial sector outlook.  The Corporation also reviews dividend payment activities, levels of non performing assets and loan loss reserves, and whether or not the issuer is participating in the TARP Capital Purchase Program. The starting point for the equity analysis is the length and severity of market value decline.  The Corporation and an independent consultant monitor the entire portfolio monthly with particular attention given to securities in a continuous loss position of at least ten percent for over twelve months.  During 2010, impairment was recognized on a few securities which management believed that a sufficient amount of credit damage had occurred relative to the issuer’s capital position to render the security unlikely to recover to our cost within the near term.  For the nine months ended September 30, 2011 and 2010 the Corporation did not record an other-than-temporary impairment related to the investment in these equity securities.  The Corporation evaluated the near-term prospects of the issuer in relation the severity and duration of the market value decline as well as the other attributes listed above.  Based on that evaluation and the Corporation’s ability and intent to hold these equity securities for a reasonable period of time sufficient for a forecasted recovery of fair value, the Corporation does not consider these equity securities to be other-than-temporarily impaired at September 30, 2011.

3.   LOANS
Major classifications of loans at September 30, 2011 and December 31, 2010 consisted of:
(In Thousands)
	2011	2010
Commercial, financial and agricultural	$38,018	$33,819
Tax-exempt	28,291	25,180
Commercial real estate:
Commercial mortgages	87,963	95,688
Other construction and land development loans	8,844	6,284
Secured by farmland	5,843	5,697
Consumer real estate:
Home equity loans	19,592	21,687
Home equity lines of credit	18,603	17,802
1-4 family residential mortgages	122,842	121,665
Construction	7,624	5,405
Installment loans to individuals	6,977	7,232
Unearned discount	(2)	(6)
Gross loans	$344,595	$340,453

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
Commercial, financial, and agricultural loans are underwritten after evaluating and understanding the borrower’s ability to operate profitably.  Underwriting standards are designed to promote relationship banking rather than transactional banking.  Once it is determined that the borrower’s management possesses sound ethics and solid business acumen, the Corporation’s management examines current and projected cash flows to determine the ability of the borrower to repay their obligations as agreed.  Commercial, financial, and agricultural loans are primarily made based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower.  The cash flows of borrowers, however, may not be as expected and the collateral securing these loans may fluctuate in value.  Most commercial, financial, and agricultural loans are secured by the assets being financed or other business assets such as accounts receivable or inventory and may incorporate a personal guarantee; however, some short-term loans may be made on an unsecured basis.  In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers.

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
Real estate loans held-for-sale in the amount of $3,068,000 at September 30, 2011 and $2,005,000 at December 31, 2010 are included in consumer real estate loans above and are carried at the lower of cost or market.
The aggregate amount of demand deposits that have been reclassified as consumer loan balances at September 30, 2011 and December 31, 2010 amounted to $117,000 and $137,000, respectively.

Concentrations of Credit Risk
Most of the Corporation’s lending activity occurs within the Bank’s primary market area which encompasses Columbia County, a 484 square mile area located in North central Pennsylvania.  The majority of the Corporation’s loan portfolio consists of commercial real estate and consumer real estate loans.  As of September 30, 2011 and December 31, 2010, there were no concentrations of loans related to any single industry in excess of 10% of total loans.

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
Non-accrual loans, segregated by class of loans, were as follows as of September 30, 2011 and December 31, 2010:

(In Thousands)	September 30, 2011	December 31, 2010
Commercial, financial and agricultural	$747	$224
Tax-exempt	-	-
Commercial real estate:
Commercial mortgages	907	2,166
Other construction and land development loans	-	-
Secured by farmland	-	-
Consumer real estate:
Home equity loans	362	297
Home equity lines of credit	63	-
1-4 family residential mortgages	1,392	1,141
Construction	-	-
Installment loans to individuals	-	-

Total	$3,471	$3,828

At September 30, 2011 and December 31, 2010, there were no significant commitments to lend additional funds with respect to non-accrual and restructured loans.
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
An aging analysis of past due loans, segregated by class of loans, as of September 30, 2011 and December 31, 2010 were as follows:
	September 30, 2011
	Loans	Loans				Accruing Loans
(In Thousands)	30-89 Days	90 or more days	Total Past	Current	Total	90 or more
	Past Due	Past Due	Due Loans	Loans	Loans	Days Past Due
Commercial, financial and agricultural	$192	$747	$939	$37,079	$38,018	$-
Tax-exempt	-	-	-	28,291	28,291	-
Commercial real estate:
Commercial mortgages	261	907	1,168	86,795	87,963	-
Other construction and land development loans	-	-	-	8,844	8,844	-
Secured by farmland	458	-	458	5,385	5,843	-
Consumer real estate:
Home equity loans	261	362	623	18,969	19,592	-
Home equity lines of credit	54	63	117	18,486	18,603	-
1-4 family residential mortgages	1,052	1,392	2,444	120,398	122,842	-
Construction	-	-	-	7,624	7,624	-
Installment loans to individuals	45	-	45	6,932	6,977	-
Unearned discount	-	-	-	(2)	(2)
Gross loans	$2,323	$3,471	$5,794	$338,801	$344,595	$-

	December 31, 2010
	Loans	Loans				Accruing Loans
(In Thousands)	30-89 Days	90 or more days	Total Past	Current	Total	90 or more
	Past Due	Past Due	Due Loans	Loans	Loans	Days Past Due
Commercial, financial and agricultural	$244	$224	$468	$33,351	$33,819	$-
Tax-exempt	-	-	-	25,180	25,180	-
Commercial real estate:
Commercial mortgages	511	2,166	2,677	93,011	95,688	-
Other construction and land development loans	-	-	-	6,284	6,284	-
Secured by farmland	-	-	-	5,697	5,697	-
Consumer real estate:
Home equity loans	136	297	433	21,254	21,687	-
Home equity lines of credit	-	-	-	17,802	17,802	-
1-4 family residential mortgages	2,233	1,141	3,374	118,291	121,665	-
Construction	-	-	-	5,405	5,405	-
Installment loans to individuals	32	-	32	7,200	7,232	-
Unearned discount	-	-	-	(6)	(6)
Gross loans	$3,156	$3,828	$6,984	$333,469	$340,453	$-

There were no loans past due 90 days and still accruing interest at September 30, 2011 and December 31, 2010.

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
No additional charge to operations was required to provide for these impaired loans as the specifically allocated allowance of $665,000 at September 30, 2011, is estimated by management to be adequate to provide for the loan loss allowance associated with these impaired loans.

Impaired loans are set forth in the following table as of September 30, 2011 and December 31, 2010:
	September 30, 2011
	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment	Total
(In Thousands)	Principal	With No	With	Recorded	Related
	Balance	Allowance	Allowance	Investment	Allowance
Commercial, financial and agricultural	$1,017	$863	$154	$1,017	$142
Tax-exempt	-	-	-	-	-
Commercial real estate:
Commercial mortgages	1,139	188	951	1,139	194
Other construction and land development loans	-	-	-	-	-
Secured by farmland	458	458	-	458	-
Consumer real estate:
Home equity loans	476	117	359	476	197
Home equity lines of credit	63	63	-	63	-
1-4 family residential mortgages	1,392	846	546	1,392	132
Construction	-	-	-	-	-
Installment loans to individuals	-	-	-	-	-
Gross loans	$4,545	$2,535	$2,010	$4,545	$665

	December 31, 2010
	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment	Total
(In Thousands)	Principal	With No	With	Recorded	Related
	Balance	Allowance	Allowance	Investment	Allowance
Commercial, financial and agricultural	$498	$463	$35	$498	$15
Tax-exempt	-	-	-	-	-
Commercial real estate:
Commercial mortgages	2,325	484	1,841	2,325	499
Other construction and land development loans	-	-	-	-	-
Secured by farmland	319	319	-	319	-
Consumer real estate:
Home equity loans	411	112	299	411	209
Home equity lines of credit	-	-	-	-	-
1-4 family residential mortgages	1,211	716	495	1,211	90
Construction	-	-	-	-	-
Installment loans to individuals	-	-	-	-	-
Gross loans	$4,764	$2,094	$2,670	$4,764	$813

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

The following table details activity in the allowance for possible loan losses by portfolio segment for the nine months ended September 30, 2011 and 2010.  Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.
(In Thousands)	September 30, 2011
	Commercial	Commercial	Consumer	Installment
	Financial &	Real	Real	Loans
	Agricultural	Estate	Estate	Individuals	Unallocated	Total
Balance, beginning of year	$752	$2,286	$1,243	$106	$414	$4,801
Provision charged to operations	194	(331)	231	16	330	440
Loans charged off	(6)	(9)	(63)	(39)	-	(117)
Recoveries	1	-	8	25	-	34
Ending balance	$941	$1,946	$1,419	$108	$744	5,158

Ending balance individually evaluated for impairment	$143	$412	$97	$-	$-	$652

Ending balance collectively evaluated for impairment	$798	$1,534	$1,322	$108	$744	$4,506

(In Thousands)	September 30, 2010
	Commercial	Commercial	Consumer	Installment
	Financial &	Real	Real	Loans
	Agricultural	Estate	Estate	Individuals	Unallocated	Total
Balance, beginning of year	$567	$1,793	$1,339	$149	$362	$4,210
Provision charged to operations	91	579	(24)	(12)	236	870
Loans charged off	(4)	(518)	(21)	(26)	-	(569)
Recoveries	32	-	12	19	-	63
Ending balance	$686	$1,854	$1,306	$130	$598	4,574

Ending balance individually evaluated for impairment	$140	$391	$87	$-	$-	$618

Ending balance collectively evaluated for impairment	$546	$1,463	$1,219	$130	$598	$3,956

The Corporation’s recorded investment in loans as of September 30, 2011 and December 31, 2010 related to each balance in the allowance for possible loan losses by portfolio segment and disaggregated on the basis of the Corporation’s impairment methodology was as follows:
(In Thousands)	September 30, 2011
	Commercial	Commercial	Consumer	Installment
	Financial &	Real	Real	Loans
	Agricultural	Estate	Estate	Individuals	Total
Ending balance individually evaluated for impairment	$1,017	$1,597	$1,931	$-	$4,545

Ending balance collectively evaluated for impairment	65,292	101,053	166,730	6,975	340,050

Ending balance	$66,309	$102,650	$168,661	$6,975	$344,595

(In Thousands)	December 31, 2010
	Commercial	Commercial	Consumer	Installment
	Financial &	Real	Real	Loans
	Agricultural	Estate	Estate	Individuals	Total
Ending balance individually evaluated for impairment	$498	$2,644	$1,622	$-	$4,764

Ending balance collectively evaluated for impairment	58,501	105,025	164,937	7,226	335,689

Ending balance	$58,999	$107,669	$166,559	$7,226	$340,453

Loan Modifications
From time to time, the Bank may agree to modify the contractual terms of a borrower’s loan.  In cases where such modifications represent a concession to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring.  Loans modified in a troubled debt restructuring are placed on nonaccrual status until the Bank determines the future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrate a period of performance according to the restructured terms of six months.  At September 30, 2011 and December 31, 2010, there were no significant loans modified in troubled debt restructurings.

4.  SHORT-TERM BORROWINGS
Securities sold under agreements to repurchase and Federal Home Loan Bank advances generally represented overnight or less than 30-day borrowings.  U.S. Treasury tax and loan notes for collections made by the Bank were payable on demand.

5.  LONG-TERM BORROWINGS
Long-term borrowings consist of advances due to the FHLB - Pittsburgh.

6.  DEFERRED COMPENSATION PLANS
The Bank has entered into certain non-qualified deferred compensation agreements with certain present and retired executive officers and directors.  Expenses related to these non-qualified deferred compensation plans amounted to $125,000 and $103,000 for the nine month periods ended September 30, 2011 and 2010, respectively.

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

The Corporation may require collateral or other security to support financial instruments with off-balance sheet credit risk.  The contract or notional amounts at September 30, 2011 and December 31, 2010 were as follows:
(In Thousands)	2011	2010
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$66,923	$65,926
Standby letters of credit	5,031	2,674
Dealer floor plans	1,975	966
Loans held for sale	3,068	2,005

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

The Corporation granted commercial, consumer and residential loans to customers primarily within Pennsylvania.  Of the total loan portfolio, 78.8% was for real estate loans, principally residential.  It is the opinion of management that this high concentration did not pose an adverse credit risk.  Further, it is management's opinion that the remainder of the loan portfolio is balanced and diversified to the extent necessary to avoid any significant concentration of credit.

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

The following table presents the assets reported on the consolidated statements of financial condition at their fair value as of September 30, 2011 and December 31, 2010 by level within the fair value hierarchy.  As required by FASB ASC 820-10, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	September 30, 2011
(In Thousands)	Level I	Level II	Level III	Total

Assets Measured on a Recurring Basis:
Investment Securities, available-for-sale	$1,616	$197,664	$-	$199,280

	December 31, 2010
(In Thousands)	Level I	Level II	Level III	Total

Assets Measured on a Recurring Basis:
Investment Securities, available-for-sale	$2,084	$205,089	$-	$207,173

At September 30, 2011 and December 31, 2010, investments measured at fair value on a recurring basis and the valuation methods used are as follows:
	September 30, 2011
(In Thousands)	Level I	Level II	Level III	Total

Available for sale securities
Obligation of US Government Agencies
Mortgage-backed	$-	$105,413	$-	$105,413
Other	-	73,257	-	73,257
Obligations of state and political subdivisions	-	18,994	-	18,994
Equity securities	1,616	-	-	1,616
	$1,616	$197,664	$-	$199,280

	December 31, 2010
(In Thousands)	Level I	Level II	Level III	Total

Available for sale securities
Obligation of US Government Agencies
Mortgage-backed	$-	$132,515	$-	$132,515
Other	-	58,903	-	58,903
Obligations of state and political subdivisions	-	13,671	-	13,671
Equity securities	2,084	-	-	2,084
	$2,084	$205,089	$-	$207,173

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

The following table presents the assets reported on the consolidated statements of financial condition at their fair value on a non-recurring basis as of September 30, 2011 and December 31, 2010 by level within the fair value hierarchy.  As required by FASB ASC 820-10, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	September 30, 2011
(In Thousands)	Level I	Level II	Level III	Total

Assets Measured on a Non-recurring Basis:
Impaired Loans	$-	$4,545	$-	$4,545
Loans Held for Sale	-	3,068	-	3,068
Mortgage Servicing Rights	-	569	-	569
	$-	$8,182	$-	$8,182

	December 31, 2010
(In Thousands)	Level I	Level II	Level III	Total

Assets Measured on a Non-recurring Basis:
Impaired Loans	$-	$4,764	$-	$4,764
Loans Held for Sale	-	2,005	-	2,005
Mortgage Servicing Rights	-	491	-	491
	$-	$7,260	$-	$7,260

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

At September 30, 2011 and December 31, 2010, the carrying values and estimated fair values of financial instruments are presented in the table below:
	September 30, 2011		December 31, 2010
(In Thousands)	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial Assets:
Cash and short-term instruments	$44,571	$44,571	$27,595	$27,595
Investment securities	199,280	199,280	207,173	207,173
Restricted securities	2,769	2,769	3,012	3,012
Loans, net	339,437	349,950	335,652	341,814
Cash surrender value of bank owned life insurance	12,317	12,317	11,942	11,942
Accrued interest receivable	1,493	1,493	1,632	1,632

Financial Liabilities:
Interest-bearing deposits	399,837	403,616	410,915	414,706
Noninterest- bearing deposits	78,549	78,549	62,877	62,877
Short-term borrowings	63,198	63,198	58,759	58,759
Long-term borrowings	6,119	6,341	6,123	6,303
Junior subordinate debentures	4,640	4,640	4,640	4,640
Accrued interest payable	550	550	652	652

Off-Balance Sheet Assets (Liabilities):
Commitments to extend credit		$66,923		$65,926
Standby letters of credit		5,031		2,674
Dealer floor plans		1,975		966

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
DEPOSITS
The fair value of deposits with no stated maturity, such as Demand Deposits, Savings Accounts, and Money Market Accounts, was equal to the amount payable on demand at September 30, 2011 and December 31, 2010.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of CCFNB Bancorp, Inc.:

We have reviewed the accompanying consolidated balance sheet of CCFNB Bancorp, Inc. and Subsidiary as of September 30, 2011, the related consolidated statements of income for the three and nine month periods ended September 30, 2011 and 2010 and changes in stockholders’ equity and cash flows for the nine month periods ended September 30, 2011 and 2010.  These consolidated interim financial statements are the responsibility of the management of CCFNB Bancorp, Inc. and Subsidiary.

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
November 7, 2011

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

•
Given current economic and financial market conditions, our forward-looking statements are subject to the risk that these conditions will be substantially different than we are currently expecting.  These statements are based on our current expectations that interest rates will remain low throughout the remainder of 2011 with consistent credit spreads and our view that national economic trends currently point to improving economic conditions into 2012 and a subdued recovery.

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

•
Our business and operating results can also be affected by widespread natural disasters, terrorist activities or international hostilities, either as a result of the impact on the economy and capital and other financial markets generally or on us or on our customers and suppliers.  During September 2011 Tropical Storm Lee caused flooding to portions of our operating area.  Specifically two of our branch offices were impacted sustaining light to moderate damage.  The corporation’s insurance claim will cover a significant portion of the damage.  Our Benton office sustained light damage and was operational within a few days of the incident.  Our Bloomsburg Market Street office, which is a leased facility, remains closed with a rebuilt structure  planned to reopen  during  the second quarter of 2012.  While the impact on the Corporations facilities is easily evaluated, the flood’s effect on the local economy is not.  As of this date, the overall impact on the local economy is not determinable.

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

RESULTS OF OPERATIONS

NET INTEREST INCOME

2011 vs. 2010
Tax-equivalent net interest income, as reflected in the following tables, decreased $346 thousand to $15.3 million at September 30, 2011 when compared to the same 2010 time period.  Reported tax-equivalent interest income decreased $1.5 million to $19.3 million for the nine months ended September 30, 2011 when compared to the same 2010 time period.  The decrease to interest income was primarily rate driven as maturing and called investment securities re-priced throughout the past year.  Investment security tax-equivalent interest income for the nine months ended September 30, 2011 decreased $928 thousand when compared to 2010 results.  Reported interest expense decreased $1.2 million to $4.0 million for the nine months ended September 30, 2011 when compared to the same 2010 time period.  The decrease was primarily rate driven as maturing time deposits re-priced during the year lowering the average rate paid on interest-bearing deposits to 1.16 percent for the nine months ended September 30, 2011 from 1.45 percent at September 30, 2010.
Net interest margin decreased to 3.56 percent at September 30, 2011 from 3.72 percent at September 30, 2010.  The overall net decrease in margin resulted from the yield on investment securities decreasing 55 basis points to 3.09 percent and the yield on loans decreasing 35 basis points to 5.63 percent at September 30, 2011.  As discussed above, the decrease in loan and investment security yields were partially offset by a 29 basis point decrease in deposit yields and a 52 basis point decrease in other borrowings.  The 142 basis point yield decrease on long-term borrowings reflects the maturity and repayment of several FHLB borrowings totaling $9.0 million during 2010.  The matured FHLB borrowings carried approximate annual percentage rates of 6.0 percent.

The following Average Balance Sheet and Rate Analysis table presents the average assets, actual income or expense and the average yield on assets, liabilities and stockholders' equity for the nine months ended September 30, 2011 and 2010.
AVERAGE BALANCE SHEET AND RATE ANALYSIS
NINE MONTHS ENDED SEPTEMBER 30,

(In Thousands)	2011			2010
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS:	(1)			(1)
Tax-exempt loans	$27,774	$1,293	6.22%	$22,009	$1,052	6.39%
All other loans	316,864	13,227	5.58%	316,411	14,080	5.95%
Total loans (2)(3)(4)	344,638	14,520	5.63%	338,420	15,132	5.98%

Taxable securities	186,980	4,076	2.91%	195,499	5,173	3.53%
Tax-exempt securitites (3)	15,807	626	5.28%	10,628	457	5.73%
Total securities	202,787	4,702	3.09%	206,127	5,630	3.64%

Federal funds sold	1,639	1	0.08%	1,363	1	0.10%
Interest-bearing deposits	25,404	48	0.25%	16,268	27	0.22%

Total interest-earning assets	574,468	19,271	4.48%	562,178	20,790	4.94%

Other assets	44,550			44,919

TOTAL ASSETS	$619,018			$607,097

LIABILITIES:
Savings	$67,524	167	0.33%	$62,354	180	0.39%
Now deposits	72,256	67	0.12%	70,850	74	0.14%
Money market deposits	46,363	176	0.51%	42,487	245	0.77%
Time deposits	224,076	3,140	1.87%	235,624	3,958	2.25%
Total deposits	410,219	3,550	1.16%	411,315	4,457	1.45%

Short-term borrowings	55,068	233	0.57%	51,847	310	0.80%
Long-term borrowings	6,121	119	2.60%	10,306	310	4.02%
Junior subordinate debentures	4,640	76	2.19%	4,640	74	2.13%
Total borrowings	65,829	428	0.87%	66,793	694	1.39%

Total interest-bearing liabilities	476,048	3,978	1.12%	478,108	5,151	1.44%

Demand deposits	70,763			57,592
Other liabilities	2,681			4,358
Stockholders' equity	69,526			67,039
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$619,018			$607,097
Interest rate spread (6)			3.36%			3.50%
Net interest income/margin (5)		$15,293	3.56%		$15,639	3.72%

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
(6) Interest rate spread represents the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.

Reconcilement of Taxable Equivalent Net Interest Income
For the Nine Months Ended September 30,
(In Thousands)	2011	2010

Total interest income	$18,619	$20,278
Total interest expense	3,978	5,151

Net interest income	14,641	15,127
Tax equivalent adjustment	652	512

Net interest income
(fully taxable equivalent)	$15,293	$15,639

Rate/Volume Analysis

To enhance the understanding of the effects of volumes (the average balance of earning assets and costing liabilities) and average interest rate fluctuations on the consolidated balance sheet as it pertains to net interest income, the table below reflects these changes for 2011 versus 2010:

(In Thousands)	Nine Months Ended September 30,
	2011 vs 2010
	Increase (Decrease)
	Due to
	Volume	Rate	Net
Interest income:
Loans, tax-exempt	$268	$(27)	$241
Loans	19	(872)	(853)
Taxable investment securities	205	(911)	(706)
Tax-exempt investment securities	(186)	(36)	(222)
Federal funds sold	-	-	-
Interest bearing deposits	17	4	21
Total interest-earning assets	323	(1,842)	(1,519)

Interest expense:
Savings	13	(26)	(13)
NOW deposits	1	(8)	(7)
Money market deposits	15	(84)	(69)
Time deposits	(162)	(656)	(818)
Short-term borrowings	14	(91)	(77)
Long-term borrowings, FHLB	(81)	(110)	(191)
Junior subordinate debentures	-	2	2
Total interest-bearing liabilities	(200)	(973)	(1,173)
Change in net interest income	$523	$(869)	$(346)

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
Although management believes that it uses the best information available to make such determinations and that the allowance for loan losses is adequate at September 30, 2011, future adjustments could be necessary if circumstances or economic conditions differ substantially from the assumptions used in making the initial determinations. A downturn in the local economy or employment and delays in receiving financial information from borrowers could result in increased levels of nonperforming assets and charge-offs, increased loan loss provisions and reductions in interest income. Also, as part of the examination process, bank regulatory agencies periodically review the Bank’s loan loss allowance. The bank regulators could require the recognition of additions to the loan loss allowance based on their judgment of information available to them at the time of their examination.
The provision for loan losses amounted to $440,000 and $870,000 for the nine months ended September 30, 2011 and 2010, respectively. Management concluded the 2011 and 2010 increases of the provision were appropriate considering the gross loan growth experience, the level of nonperforming assets and the general condition of the national economy. Utilizing the resources noted above, management concluded that the allowance for loan losses remains at a level adequate to provide for probable losses inherent in the loan portfolio.

NON-INTEREST INCOME

2011 vs. 2010
Total non-interest income increased $363,000 or 8.1 percent to $4.8 million for the nine months ended September 30, 2011. The service charges and fees decreased $56,000 or 4.2 percent to $1.3 million for the nine months ended September 30, 2011. Gain on sale of loans decreased $203,000 or 26.8 percent from $758,000 in 2010 to $555,000 in 2011. Brokerage income decreased $38,000 or 15.4 percent from $246,000 in 2010 to $208,000 in 2011. Trust income increased $48,000 or 9.5 percent from $507,000 in 2010 to $555,000 in 2011. Interchange fees increased $67,000 or 10.7 percent from $624,000 in 2010 to $691,000 in 2011. Other non-interest income increased $60,000 or 8.7 percent from $686,000 in 2010. The increase primarily resulted from increased servicing fees on several participated commercial loans. The Corporation recorded a gain on the sale of premises and equipment associated with sale of the former Hazleton branch facility in the amount of $489,000 for the nine months ended September 30, 2011.

(In Thousands)	For The Nine Months Ended
	September 30, 2011		September 30, 2010		Change
	Amount	% Total	Amount	% Total	Amount	%
Service charges and fees	$1,272	26.2%	$1,328	29.8%	$(56)	(4.2	) %
Gain on sale of loans	555	11.5	758	16.9	(203)	(26.8)
Earnings on bank-owned life insurance	318	6.6	325	7.3	(7)	(2.2)
Brokerage	208	4.3	246	5.5	(38)	(15.4)
Trust	555	11.5	507	11.3	48	9.5
Investment security gains	3	0.1	-	-	3	-
Gain on sale of premises and equipment	489	10.1	-	-	489	-
Interchange fees	691	14.3	624	13.9	67	10.7
Other	746	15.4	686	15.3	60	8.7
Total non-interest income	$4,837	100.0%	$4,474	100.0%	$363	8.1%

NON-INTEREST EXPENSE

2011 vs. 2010
Total non-interest expense increased $101,000 thousand or 0.8 percent from $12.1 million in 2010. The net increase primarily resulted from higher employee benefits and a $100,000 donation divided between several Bloomsburg area charitable organizations that were instrumental in the September 2011 flood relief effort.  Employee benefits increased $192,000 or 13.5 percent for the nine months ended September 30, 2011 as a result of higher health care premiums.
One standard to measure non-interest expense is to express annualized non-interest expense as a percentage of average total assets. As of September 30, 2011 this percentage was 2.63 percent compared to 2.66 percent in 2010.
(In Thousands)	For The Nine Months Ended
	September 30, 2011		September 30, 2010		Change
	Amount	% Total	Amount	% Total	Amount	%
Salaries	$4,879	40.1%	$4,791	39.5%	$88	1.8%
Employee benefits	1,616	13.2	1,424	11.7	192	13.5
Occupancy	807	6.6	836	6.9	(29)	(3.5)
Furniture and equipment	955	7.8	1,002	8.3	(47)	(4.7)
State shares tax	445	3.6	418	3.5	27	6.5
Professional fees	464	3.8	467	3.9	(3)	(0.6)
Directors fees	221	1.8	203	1.7	18	8.9
FDIC assessments	305	2.5	460	3.8	(155)	(33.7)
Telecommunications	222	1.8	275	2.3	(53)	(19.3)
Amortization of core deposit intangible	428	3.5	442	3.7	(14)	(3.2)
Automated teller machine and interchange	488	4.0	412	3.4	76	18.4
Other	1,379	11.3	1,378	11.3	1	0.1
Total non-interest expense	$12,209	100.0%	$12,108	100.0%	$101	0.8%

FINANCIAL CONDITION
Consolidated assets at September 30, 2011 were $625.8 million which represented an increase of $11.5 million from $614.3 million at December 31, 2010.

The loan-to-deposit ratio is a key measurement of liquidity. Our loan-to-deposit ratio increased during 2011 to 72.0 percent compared to 71.9 percent at December 31, 2010.

INVESTMENTS
All of our securities are available-for-sale and are carried at estimated fair value. Available-for-sale securities are reported on the consolidated balance sheet at fair value with offsetting adjustments to deferred taxes and accumulated other comprehensive income. The possibility of material price volatility in a changing interest rate environment is offset by the availability to the Corporation of restructuring the portfolio for gap positioning at any time through the securities classified as available-for-sale. As reflected in the Consolidated Statements of Changes in Stockholders’ Equity, the impact of the fair value accounting was an unrealized gain, net of tax, on September 30, 2011 of $2,395,000 compared to an unrealized gain, net of tax, on December 31, 2010 of $2,221,000, which represents an unrealized gain, net of tax, of $174,000 for the nine months ended September 30, 2011. The following table shows the amortized cost and estimated fair value of the investment securities as of the dates shown:

	September 30, 2011
(In Thousands)	Amortized	Estimated
	Cost	Fair Value
Obligation of U.S.Government Corporations and Agencies:
Mortgage-backed	$102,198	$105,413
Other	72,972	73,257
Obligations of state and political subdivisions	18,349	18,994
Total debt securities	193,519	197,664
Marketable equity securities	2,133	1,616
Total investment securities AFS	$195,652	$199,280

	December 31, 2010
(In Thousands)	Amortized	Estimated
	Cost	Fair Value
Obligation of U.S.Government Corporations and Agencies:
Mortgage-backed	$129,008	$132,515
Other	59,046	58,903
Obligations of state and political subdivisions	13,625	13,671
Total debt securities	201,679	205,089
Marketable equity securities	2,130	2,084
Total investment securities AFS	$203,809	$207,173

LOANS
The loan portfolio increased 1.2 percent from $340.5 million at December 31, 2010 to $344.6 million at September 30, 2011. The percentage distribution in the loan portfolio was 78.8 percent in real estate loans at $271.1 million; 11.0 percent in commercial loans at $38.0 million; 2.0 percent in consumer loans at $7.2 million; and 8.2 percent in tax exempt loans at $28.3 million.

The following table presents the breakdown of loans by type as of the date indicated:
			Change
(In Thousands)	September 30, 2011	December 31, 2010	Amount	%

Commercial, financial and agricultural	$38,018	$33,819	$4,199	12.4%
Tax-exempt	28,291	25,180	3,111	12.4
Real estate	254,630	262,355	(7,725)	(2.9)
Real estate construction	16,468	11,689	4,779	40.9
Installment loans to individuals	6,977	7,232	(255)	(3.5)
Add (deduct): Unearned discount	(2)	(6)	4	(66.7)
Unamortized loan costs, net of fees	213	184	29	15.8
Gross loans	$344,595	$340,453	$4,142	1.2%

The following table presents the percentage distribution of loans by category as of the date indicated:
	September 30, 2011	December 31, 2010

Commercial, financial and agricultural	11.0%	9.9%
Tax-exempt	8.2	7.4
Real estate	74.0	77.2
Real estate construction	4.8	3.4
Installment loans to individuals	2.0	2.1
Gross loans	100.0%	100.0%

ALLOWANCE FOR LOAN LOSSES
The allowance for loan losses was $5.2 million at September 30, 2011, compared to $4.6 million at September 30, 2010. This allowance equaled 1.50 percent and 1.34 percent of total loans, net of unearned income, as of September 30, 2011 and 2010, respectively. The loan loss reserve is analyzed quarterly and reviewed by the Bank’s Board of Directors. No concentration or apparent deterioration in classes of loans or pledged collateral was evident. Regular meetings with the Bank’s Director Loan Committee reviewed new loans. Delinquent loans, loan exceptions and certain large loans are addressed by the full Board no less than monthly to determine compliance with policies. Allowance for loan losses was considered adequate based on delinquency trends and actual loans written.

The following table presents a summary of the Bank’s loan loss experience as of the dates indicated:
(In Thousands)	For the Nine Months Ended September 30,
	2011	2010
Average Loans Outstanding during the period	$344,638	$338,420

Balance, beginning of year	$4,801	$4,210
Provision charged to operations	440	870

Loans charged off:
Commercial, financial, and agricultural	(6)	(4)
Real estate mortgages	(72)	(539)
Installment loans to indiviuals	(39)	(26)

Recoveries:
Commercial, financial, and agricultural	1	33
Real estate mortgages	8	12
Installment loans to indiviuals	25	18

Balance, end of period	$5,158	$4,574

Ratio of net charge-offs to average loans outstanding during the period	0.02%	0.15%

NON-PERFORMING LOANS
As of September 30, 2011, loans 30 to 89 days past due totaled $2.3 million compared to $3.2 million at December 31, 2010. Non-accrual loans totaled $3.5 million at September 30, 2011 and $3.8 million at December 31, 2010.
The following table presents past due and non-accrual loans by loan type and in summary as of the dates indicated:
(In Thousands)	September 30, 2011	December 31, 2010

Commercial, financial and agricultural
Days 30-89	$192	$244
Days 90 plus	-	-
Non-accrual	747	224
Real estate
Days 30-89	2,086	2,880
Days 90 plus	-	-
Non-accrual	2,724	3,604
Installment loans to individuals
Days 30-89	45	32
Days 90 plus	-	-
Non-accrual	-	-
	$5,794	$6,984

Days 30-89	$2,323	$3,156
Days 90 plus	-	-
Non-accrual	3,471	3,828
	$5,794	$6,984

Restructured loans	$465	$319

Other real estate owned	$-	$-

DEPOSITS
Total average deposits increased by 2.1 percent from $470.9 million at December 31, 2010 to $481.0 million at September 30, 2011. Average savings deposits increased 6.8 percent to $67.5 million at September 30, 2011 from $63.2 million at December 31, 2010. Average money market deposits increased 9.2 percent to $46.4 million as of September 30, 2011 from $42.5 million as of December 31, 2010. Average interest bearing NOW accounts increased 1.2 percent from $71.4 million at December 31, 2010 to $72.3 million at September 30, 2011.
The average balances and average rate paid on deposits are summarized as follows:
	September 30, 2011		December 31, 2010
		Average		Average	Change
(In Thousands)	Balance	Rate	Balance	Rate	Amount	%

Non-interest bearing	$70,763	-%	$59,013	-%	$11,750	19.9%
Savings	67,524	0.33	63,223	0.37	4,301	6.8
Now deposits	72,256	0.12	71,374	0.14	882	1.2
Money market deposits	46,363	0.51	42,460	0.75	3,903	9.2
Time deposits	224,076	1.87	234,812	2.19	(10,736)	(4.6)
Total deposits	$480,982	0.98%	$470,882	1.23%	$10,100	2.1%

BORROWED FUNDS
Average short-term borrowings, including securities sold under agreements to repurchase and day-to-day FHLB - Pittsburgh borrowings increased 2.6 percent from $53.7 million at December 31, 2010 to $55.1 million at September 30, 2011. Average long-term borrowings decreased $3.1 million from $13.9 million at December 31, 2010 to $10.8 million at September 30, 2011.
The average balances are summarized as follows:
(In Thousands)	September 30, 2011		December 31, 2010		Change
	Amount	% Total	Amount	% Total	Amount	%
Short-term borrowings:
Securities sold under agreement to repurchase	$54,416	82.7%	$52,315	77.4%	$2,101	4.0%
Short-term borrowings, FHLB	-	-	603	0.9	(603)	(100.0)
U.S. Treasury tax and loan notes	652	1.0	773	1.1	(121)	(15.7)
Total short-term borrowings	55,068	83.7%	53,691	79.4%	1,377	2.6
Long-term borrowings, FHLB	6,121	9.3	9,252	13.7	(3,131)	(33.8)
Junior subordinate debentures	4,640	7.0	4,640	6.9	-	-
Total borrowed funds	$65,829	100.0%	$67,583	100.0%	$(1,754)	(2.6	) %

Short-term borrowings consisted of the following at September 30, 2011 and 2010:
	September 30, 2011
		Weighted	Maximum
(In Thousands)	Ending	Average	Month End	Average
	Balance	Balance	Balance	Rate
Securities sold under agreements to repurchase	$62,198	$54,416	$62,198	0.57%
Other short-term borrowings	-	-	-	0.00%
U.S. Treasury tax and loan notes	1,000	652	1,000	0.00%
Total	$63,198	$55,068	$63,198	0.57%

	September 30, 2010
		Weighted	Maximum
(In Thousands)	Ending	Average	Month End	Average
	Balance	Balance	Balance	Rate
Securities sold under agreements to repurchase	$62,172	$50,213	$62,172	0.81%
Other short-term borrowings	-	1,034	4,075	0.73%
U.S. Treasury tax and loan notes	345	600	1,000	0.00%
Total	$62,517	$51,847	$67,247	0.80%

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

As of September 30, 2011, the Bank was categorized as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios.
Our actual consolidated capital amounts and ratios as of September 30, 2011 and December 31, 2010 are in the following table:
(In Thousands)	2011		2010
	Amount	Ratio	Amount	Ratio
Total Capital
(to Risk-weighted Assets)

Actual	$67,283	19.3%	$64,476	18.5%
For Capital Adequacy Purposes	27,857	8.0	27,884	8.0
To Be Well-Capitalized	34,821	10.0	34,855	10.0

Tier I Capital
(to Risk-weighted Assets)

Actual	$62,920	18.1%	$60,114	17.3%
For Capital Adequacy Purposes	13,929	4.0	13,942	4.0
To Be Well-Capitalized	20,893	6.0	20,913	6.0

Tier I Capital
(to Average Assets)

Actual	$62,920	10.4%	$60,114	10.0%
For Capital Adequacy Purposes	24,214	4.0	24,034	4.0
To Be Well-Capitalized	30,268	5.0	30,043	5.0

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

At September 30, 2011, our cumulative gap positions and the potential earnings change resulting from a 300 basis point change in rates were both within the internal risk management guidelines.
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
The CEO and CFO have evaluated the changes to our internal controls over financial reporting that occurred during our fiscal Quarter Ended September 30, 2011, as required by paragraph (d) Rules 13a – 15 and 15d – 15 under the Securities Exchange Act of 1934, as amended, and have concluded that there were no changes that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1.A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect our business, financial condition or future results. At September 30, 2011 the risk factors of the Corporation have not changed materially from those in our Annual Report on Form 10-K, except as set forth below. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

	Total	Average	Total Number of	Maximum Number (or
	Number of	Price Paid	Shares (or Units)	Approximate Dollar Value)
	Shares (or	per Share	Purchased as Part of	of Shares (or Units) that
	Units)	(or Units)	Publicly Announced	May Yet Be Purchased
Period	Purchased	Purchased	Plans or Programs (1)	Under the Plans or Programs

Month #1 (Julyl 1 - July 31, 2011)	-	-	-	135,000

Month #2 (August 1 - August 31, 2011)	5,400	$34.87	5,400	129,600

Month #3 (September 1 - September 30, 2011)	5,000	34.50	5,000	124,600

(1)	This program was announced in 2009 and represents the third buy-back program. The Board of Directors approved the purchase of 200,000 shares. There was no expiration date associated with this program.

The Corporation did not sell any unregistered securities during the quarter ended September 30, 2011.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report on Form 10-Q for the period ended September 30, 2011, to be signed on its behalf by the undersigned thereunto duly authorized.

CCFNB BANCORP, INC.
(Registrant)

By	/s/ Lance O. Diehl

Lance O. Diehl
President and CEO
(Principal Executive Officer)
Date:	November 7, 2011

By	/s/ Jeffrey T. Arnold

Jeffrey T. Arnold, CPA, CIA
Chief Financial Officer and Treasurer
(Principal Financial Officer)
Date:	November 7, 2011