Form 10-K
period 2011-12-31
CCFNB BANCORP INC
filed 2012-03-14
CIK 731122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year-ended December 31, 2011

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________to________________

Commission file Number: 000-19028

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

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to section 13 or section 15(d) of the Act.

Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 S-T (232.405 of this chapter) during the preceding twelve months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter: $71,210,059 as of June 30, 2011.

As of March 1, 2012, the Registrant had outstanding 2,201,587 shares of its common stock, par value $1.25 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement prepared in connection with its annual meeting of Shareholders to be held May 15, 2012, are incorporated by reference into parts III and IV of this report.

CCFNB BANCORP, INC.

FORM 10-K

PART I

Item 1. Business

General

We are a registered financial holding company, bank holding company, and Pennsylvania business corporation, and are headquartered in Bloomsburg, Pennsylvania. We have one wholly-owned bank subsidiary which is First Columbia Bank & Trust Co. (the “Bank”). A substantial part of our business consists of the management and supervision of the Bank. Our principal source of income is dividends paid by the Bank. At December 31, 2011, we had approximately:

•	$625 million in total assets;
•	$351 million in gross loans;
•	$482 million in deposits; and
•	$71 million in stockholders’ equity.

The Bank is a state-chartered bank whose deposits are insured by the Deposit Insurance Fund of the FDIC. The Bank is a full-service commercial bank providing a range of services and products, including time and demand deposit accounts, consumer, commercial and mortgage loans to individuals and small to medium-sized businesses in its Northcentral Pennsylvania market area. The Bank also operates a full-service trust department. Third-party brokerage services are also resident in the Bank’s office in Lightstreet, Pennsylvania. At December 31, 2011, the Bank had thirteen branch banking offices which are located in the Pennsylvania counties of Columbia and Northumberland.

We consider our branch banking offices to be a single operating segment, because these branches have similar:

•	economic characteristics,
•	products and services,
•	operating processes,
•	delivery systems,
•	customer bases, and
•	regulatory oversight.

We have not operated any other reportable operating segments in the 3-year period ended December 31, 2011. We have combined financial information for our third-party brokerage operation with our financial information because this operation does not meet the quantitative threshold for a reporting operating segment.

We held a 50 percent interest in a local insurance agency until its sale on November 14, 2011. The name of this agency was Neighborhood Group, Inc. and traded under the fictitious name of Neighborhood Advisors (insurance agency). Through this joint venture, we sold insurance products and services. We accounted for this local insurance agency using the equity method of accounting.

As of December 31, 2011, we had 175 employees on a full-time equivalent basis. The Corporation and the Bank are not parties to any collective bargaining agreement and employee relations are considered to be good.

On July 18, 2008, the Corporation completed its acquisition of Columbia Financial Corporation (“CFC”). Under the terms of the Agreement and Plan of Reorganization dated as of November 29, 2007, CFC merged with and into the Corporation; and the Corporations wholly-owned subsidiary, Columbia County Farmers National Bank merged with and into the Bank. The transaction was accounted for in accordance with FASB ASC 805, Business Combinations (SFAS No. 141-Business Combinations). In connection therewith, the Corporation issued approximately 1,030,286 shares of its common stock and paid cash of approximately $3,000 in lieu of the issuance of fractional shares in exchange for all of the issued and outstanding shares of CFC common stock. The aggregate value of the Corporation’s common stock issued and cash paid in the merger was $26,316,000. Assets and liabilities of CFC were recorded at estimated fair values as of the acquisition date and the results of the acquired entity operations are included in income from that date.

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

FDICIA

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA), and the regulations promulgated under FDICIA, among other things, established five capital categories for insured depository institutions – well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized – and requires federal bank regulatory agencies to implement systems for “prompt corrective action” for insured depository institutions that do not meet minimum capital requirements based on these categories. Unless a bank is well capitalized, it is subject to restrictions on its ability to offer brokered deposits and on certain other aspects of its operations. An undercapitalized bank must develop a capital restoration plan and its parent bank holding company must guarantee the bank’s compliance with the plan up to the lesser of 5% of the bank’s assets at the time it became undercapitalized and the amount needed to comply with the plan. As of December 31, 2011, the Bank was considered well capitalized based on the guidelines implemented by the bank’s regulatory agencies.

Dividend Restrictions

The Corporation’s funding for cash distributions to its shareholders is derived principally from dividends received from the Bank. Various federal and state laws limit the amount of dividends the Bank can pay to the Corporation without regulatory approval. In addition, federal bank regulatory agencies have authority to prohibit the Bank from engaging in an unsafe or unsound practice in conducting its business. The payment of dividends, depending upon the financial condition of the bank in question, could be deemed to constitute an unsafe or unsound practice. The ability of the Bank to pay dividends in the future is currently, and could be further, influenced by bank regulatory policies and capital guidelines. The Federal Reserve Board in 2009 notified all bank holding companies that dividends should be eliminated, deferred or significantly reduced if the bank holding company’s net income for the past four quarters, net of dividends paid during that period, is not sufficient to fully fund the dividends; the bank holding company’s prospective rate of earnings retention is not consistent with the bank holding company’s capital needs and overall, current and prospective financial conditions; or the bank holding company will not meet, or is in danger of meeting, its minimum regulatory capital adequacy ratios. Additional information concerning the Corporation and the Bank with respect to dividends is incorporated by reference from Note 15, “Regulatory Matters”, of the “Notes to Consolidated Financial Statements” included under Item 8 of this report, and the “Capital Resources” section of “Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations”, included under Item 7 of this report.

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

FDIC Insurance and Assessments

The Bank's deposits are insured to applicable limits by the FDIC. Under the Dodd-Frank Act, the maximum deposit insurance amount has been permanently increased from $100,000 to $250,000 and unlimited deposit insurance has been extended to non-interest-bearing transaction accounts until December 31, 2012. Prior to the Dodd-Frank Act, the FDIC had established a Temporary Liquidity Guarantee Program under which, for the payment of an additional assessment by insured banks that did not opt out, the FDIC fully guaranteed all non-interest-bearing transaction accounts until December 31, 2010 (the "Transaction Account Guarantee Program") and all senior unsecured debt of insured depository institutions or their qualified holding companies issued between October 14, 2008 and October 31, 2009, with the FDIC’s guarantee expiring by December 31, 2012 (the “Debt Guarantee Program”). The Company and the Bank opted out of the Debt Guarantee Program. The Bank did not opt out of the Transaction Account Guarantee Program.

The FDIC has adopted a risk-based premium system that provides for quarterly assessments based on an insured institution's ranking in one of four risk categories based on regulatory capital ratios and other supervisory factors. The Bank is currently in Risk Category 1, the lowest risk category.

Starting in 2009, the FDIC significantly raised the assessment rate in order to restore the reserve ratio of the Deposit Insurance Fund to the statutory minimum of 1.15%. For the quarter beginning January 1, 2009, the FDIC raised the base annual assessment rate for institutions in Risk Category 1 to between 12 and 14 basis points. For the quarter beginning April 1, 2009 the FDIC set the base annual assessment rate for institutions in Risk Category 1 to between 12 and 16 basis points. An institution's assessment rate could be lowered by as much as five basis points based on the ratio of its long-term unsecured debt to deposits or, for smaller institutions, based on the ratio of certain amounts of Tier 1 capital to adjusted assets. The assessment rate may be adjusted for Risk Category 1 institutions that have a high level of brokered deposits and have experienced higher levels of asset growth (other than through acquisitions).

The FDIC imposed a special assessment equal to five basis points of assets less Tier 1 capital as of June 30, 2009, payable on September 30, 2009, and reserved the right to impose additional special assessments. Instead of imposing additional special assessments during 2009, the FDIC required all insured depository institutions to prepay their estimated risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012 on December 30, 2009. For purposes of estimating the future assessments, each institution's base assessment rate in effect on September 30, 2009 was used, increased by three basis points beginning in 2011, and the assessment base was increased at a 5% annual growth rate. The prepaid assessment will be applied against actual quarterly assessments until exhausted. Any funds remaining after June 30, 2013 will be returned to the institution. This prepaid assessment does not preclude the FDIC from changing assessment rates or from further revising the risk-based assessment system.

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

In addition, all FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation (“FICO”), an agency of the Federal government established to recapitalize the Federal Savings and Loan Insurance Corporation. The FICO assessment rates, which are determined quarterly, averaged .0108% of insured deposits on an annualized basis in fiscal year 2011. These assessments will continue until the FICO bonds mature in 2017.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act

On July 21, 2010, the Dodd-Frank Act was signed into law. The Dodd-Frank Act is intended to affect a fundamental restructuring of federal banking regulation. Among other things, the Dodd-Frank Act creates a new Financial Stability Oversight Council to identify systemic risks in the financial system and gives federal regulators new authority to take control of and liquidate financial firms. The Dodd-Frank Act additionally creates a new independent federal regulator to administer federal consumer protection laws. The Dodd-Frank Act is expected to have a significant impact on our business operations as its provisions take effect. Among the provisions that may affect us are the following:

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

Corporate Governance. The Dodd-Frank Act will require publicly traded companies to give stockholders a non-binding vote on executive compensation at their first annual meeting taking place six months after the date of enactment and at least every three years thereafter (“Say-On-Pay”) and on so-called "golden parachute" payments in connection with approvals of mergers and acquisitions unless previously voted on by shareholders. Pursuant to recently adopted SEC regulations, “smaller reporting companies,” such as the Corporation, are not required to comply with the Say-On-Pay voting requirements until the first annual shareholders meeting occurring on or after January 21, 2013. The new legislation also authorizes the SEC to promulgate rules that would allow stockholders to nominate their own candidates using a company's proxy materials. Additionally, the Dodd-Frank Act directs the federal banking regulators to promulgate rules prohibiting excessive compensation paid to executives of depository institutions and their holding companies with assets in excess of $1.0 billion, regardless of whether the company is publicly traded or not. The Dodd-Frank Act gives the SEC authority to prohibit broker discretionary voting on elections of directors and executive compensation matters.

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

Debit Card Interchange Fees. Effective July 21, 2011, the Dodd-Frank Act requires that the amount of any interchange fee charged by a debit card issuer with respect to a debit card transaction must be reasonable and proportional to the cost incurred by the issuer. The Federal Reserve Board has issued rules under this provision that limit the fees that a debit card issuer can charge a merchant for a transaction to the sum of 21 cents and five basis points times the value of the transaction, plus up to one cent for fraud prevention costs. Although the restrictions on interchange fees do not apply to banks that, together with their affiliates, have assets of less than $10 billion, these rules may affect our ability to compete with larger institutions that are subject to the rules.

Interest on Business Accounts. Effective July 21, 2011, the Dodd-Frank Act repealed the federal prohibitions on the ability of financial institutions to pay interest on demand deposit accounts. Our interest expense will increase and our net interest margin will decrease if we begin to offer interest on demand deposits to attract additional customers or maintain current customers.

Consumer Financial Protection Bureau. The Dodd-Frank Act creates a new, independent federal agency called the Consumer Financial Protection Bureau ("CFPB"), which is granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the Equal Credit Opportunity Act, Truth in Lending Act, Real Estate Settlement Procedures Act, Fair Credit Reporting Act, Fair Debt Collection Act, the consumer financial privacy provisions of the Gramm-Leach-Bliley Act and certain other statutes. The CFPB will have examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets. Smaller institutions will be subject to rules promulgated by the CFPB but will continue to be examined and supervised by federal banking regulators for consumer compliance purposes. The CFPB will have authority to prevent unfair, deceptive or abusive practices in connection with the offering of consumer financial products. The Dodd-Frank Act authorizes the CFPB to establish certain minimum standards for the origination of residential mortgages including a determination of the borrower's ability to repay. In addition, the Dodd-Frank Act will allow borrowers to raise certain defenses to foreclosure if they receive any loan other than a "qualified mortgage" as defined by the CFPB. The Dodd-Frank Act permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal laws and regulations.

Basel III

The Basel Committee on Banking Supervision (the “Basel Committee”) released in December 2010 revised final frameworks for the regulation of capital and liquidity of internationally active banking organizations. These new frameworks are generally referred to as “Basel III.” Although the U.S. Banking agencies have not yet published a notice of proposed rulemaking to implement Basel III in the United States, they are expected to do so (at least with respect to the Basel III capital framework) during the first half of 2012. While we anticipate that the Basel III capital framework as adopted in the United States will not directly apply to us, it is uncertain to what extent that it will impact bank holding companies and banks with less than $50 billion of total consolidated assets.

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

Marketing Area

The Bank’s primary market area encompasses Columbia County, a 484 square mile area located in Northcentral Pennsylvania with a population of approximately 67,295 based on 2010 census data. The Town of Bloomsburg is Columbia County’s largest municipality and its center of industry and commerce. Bloomsburg has a population of approximately 14,855 based on 2010 census data, and is the county seat. Berwick, located on the eastern boundary of Columbia County, is the second largest municipality, with a 2010 census data population of approximately 10,477. The Bank currently serves its market area through thirteen branch offices located in Bloomsburg, Benton, Berwick, Buckhorn, Catawissa, Elysburg, Lightstreet, Millville, Orangeville and Scott Township.

The Bank competes with other depository institutions in Columbia, Luzerne, and Northumberland Counties. The Bank’s major competitors are: First Keystone Community Bank, PNC Bank, FNB Bank and M & T Bank, as well as several credit unions. The Bank’s extended market area includes the adjacent Pennsylvania counties of Lycoming, Montour, Schuylkill and Sullivan.

Allowance for Loan Losses

Commercial loans and commercial real estate loans comprised 47.5 percent of our total consolidated loans as of December 31, 2011. Commercial loans are typically larger than residential real estate loans and consumer loans. Because our loan portfolio contains a significant number of commercial loans and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans may cause a significant increase in nonperforming loans. An increase in nonperforming loans could result in a loss of earnings from these loans and an increase in the provision for loan losses and loan charge-offs.

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

Deposits. We offer a variety of deposit accounts with a range of interest rates and terms. We currently offer savings accounts, NOW accounts, money market accounts, demand deposit accounts and certificates of deposit. The flow of deposits is influenced significantly by general economic conditions, changes in prevailing interest rates, pricing of deposits and competition. Our deposits are primarily obtained from areas surrounding our banking offices. We rely primarily on marketing, new products, service and long-standing relationships with customers to attract and retain these deposits. At December 31, 2011, our deposits totaled $482 million.

When we determine the levels of our deposit rates, consideration is given to local competition, yields of U.S. Treasury securities and the rates charged for other sources of funds. We have maintained a high level of core deposits, which has contributed to our low cost of funds. Core deposits include savings, money market, NOW and demand deposit accounts, which, in the aggregate, represented 57.4 percent of total deposits at December 31, 2011 and 51.0 percent of total deposits at December 31, 2010.

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

Available Information

We file reports, proxy, statements and other information electronically with the SEC. You may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room located at 450 5th Street, N.W., Washington, DC 20549. You can obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The SEC’s website address is http://www.sec.gov. Our website address is http://www.firstcolumbiabank.com. Copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practical after we electronically file such material with, or furnish it to, the SEC may be obtained without charge by writing to CCFNB Bancorp, Inc., 232 East Street, Bloomsburg, PA 17815; Attn: Mr. Jeffrey T. Arnold, CFO and Treasurer.

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

The Bank maintains an allowance for loan losses to provide for loan defaults and other classified loans due to unfavorable characteristics. The Bank's allowance for loan losses may not be adequate to cover actual loan losses, and future provisions for loan losses could materially and adversely affect our operating results. The Bank's allowance for loan losses is based on prior experience, as well as an evaluation of risks in the current portfolio. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, changes in borrowers' creditworthiness, and the value of collateral securing loans and leases that may be beyond the Bank's control, and these losses may exceed our current estimates. The FDIC and Pennsylvania Department of Banking review the Bank's loans and allowance for loan losses and may require the Bank to increase its allowance. While we believe that the Bank’s allowance for loan losses is adequate to cover current losses, we cannot assure that the Bank will not further increase the allowance for loan losses or that the regulators will not require the Bank to increase the allowance. Either of these occurrences could adversely affect our earnings.

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

We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. If there are additional bank or financial institution failures, we may be required to pay even higher FDIC premiums. Our expenses for the years ended December 31, 2010 and 2009 were adversely affected by these increased premiums and any additional special assessments may further adversely affect our results of operations.

We are a holding company dependent for liquidity on payments from First Columbia Bank & Trust Co., our major subsidiary, which are subject to restrictions.

We are a financial holding company and depend on dividends, distributions and other payments from First Columbia Bank & Trust Co., our subsidiary to fund dividend payments and to fund all payments on obligations. The Bank is subject to laws that restrict dividend payments or authorize regulatory bodies to block or reduce the flow of funds from it to us. Restrictions or regulatory action of that kind could impede access to funds that we need to make payments on our obligations, dividend payments or stock repurchases. In addition, our right to participate in a distribution of assets upon our subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors.

Our commercial real estate lending may expose us to a greater risk of loss and hurt our earnings and profitability.

Our business strategy includes making loans secured by commercial real estate. These types of loans generally have higher risk-adjusted returns and shorter maturities than traditional one-to-four family residential mortgage loans. At December 31, 2011, our loans secured by commercial real estate properties totaled approximately $87 million, which represented 24.9% of total loans. Loans secured by commercial real estate properties are generally for larger amounts and may involve a greater degree of risk than one-to-four family residential mortgage loans. Payments on loans secured by these properties are often dependent on the income produced by the underlying properties which, in turn, depends on the successful operation and management of the properties. Accordingly, repayment of these loans is subject to adverse conditions in the real estate market of the local economy. In addition, many economists believe that deterioration in income producing commercial real estate is likely to worsen as vacancy rates continue to rise and absorption rates of existing square footage continue to decline. Because of the current general economic slowdown, these loans represent higher risk, could result in an increase in our total net-charge offs and could require us to increase our allowance for loan losses, which could have a material adverse effect on our financial condition and results of operations. While we seek to minimize these risks in a variety of ways, there can be no assurance that these measures will protect against credit-reacted losses.

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

Federal banking regulators requires us and our banking subsidiary to maintain adequate levels of capital to support our operations. These capital levels are determined and dictated by law, regulation and banking regulatory agencies. In addition, capital levels are also determined by our management and board of directors based on capital levels that they believe are necessary to support our business operations. At December 31, 2011, all three capital ratios for us and our banking subsidiary were above “well capitalized” levels under current bank regulatory guidelines. To be “well capitalized,” banking companies generally must maintain a Tier 1 leverage ratio of at least 5%, a Tier 1 risk-based capital ratio of at least 6% and a Total risk-based capital ratio of at least 10%. However, our regulators may require us or our banking subsidiary to operate with higher capital levels. For example, regulators recently have required some banks to attain a Tier 1 leverage ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 10%, and a Total risk-based capital ratio of at least 12%.

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

We own common stock of the Federal Home Loan Bank of Pittsburgh, or the FHLB, in order to qualify for membership in the Federal Home Loan Bank system, which enables us to borrow funds under the Federal Home Loan Bank advance program. The carrying value and fair market value of our FHLB common stock was approximately $2.9 million as of December 31, 2011.

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

We own all of the banking centers except 2 branch facilities and 2 ATM facilities, which we lease. See Footnote 13 at Item 8 for lease details. During 2011 we sold a former branch bank building located at 3 Dessen Drive, West Hazleton. The remaining banking centers are described as follows:

	Approximate
	Square	Own or
Location	Footage	Lease	Use
Market Street, Benton, PA	8,512	Own	Banking Services
1919 W. Front Street, Berwick, PA	2,440	Own	Banking Services
Market Street, Berwick, PA	3,547	Own	Banking Services
1 Hospital Drive, Bloomsburg	120	Lease	ATM Facility
17 E. Main Street, Bloomsburg	100	Lease	ATM Facility
232 East Street, Bloomsburg	16,213	Own	Main Office and Bancorp Headquarters
Market Street, Bloomsburg	550	Lease	Banking Services
Buckhorn, PA	693	Lease	Banking Services (In Wal-Mart Supercenter)
Buckhorn, PA	3,804	Own	Banking Services
Catawissa, PA	1,558	Own	Banking Services
Catawissa, PA	1,300	Own	Residential
Elysburg, PA	2,851	Own	Banking Services
Millville, PA	2,553	Own	Banking Services
Orangeville, PA	3,444	Own	Banking Services
1199 Lightstreet Road, Scott Township, PA	16,384	Own	Banking Services, Financial Planning, IT and Deposit Operations
2691 Columbia Blvd, Scott Township, PA	3,680	Own	Banking Services
992 Central Road, Scott Township, PA	12,813	Own	Operations Center

We consider our facilities to be suitable and adequate for our current and immediate future purposes.

Item 3. Legal Proceedings

We and the Bank are not party to any legal proceedings that could have a material effect upon our financial condition or income. In addition, we and the Bank are not parties to any legal proceedings under federal and state environmental laws.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

We had 985 stockholders of record and 2,201,587 shares of common stock, par value of $1.25 per share, the only authorized class of common stock, outstanding as of March 1, 2012. Quotations for our common stock appear under the symbol “CCFN” on the Pink Sheets compiled by the National Quotation Bureau. These quotations represent inter-dealer prices and do not include retail mark up, markdown or commission. They may not necessarily represent actual transactions. The high and low closing sale prices and dividends per share of our common stock for the four quarters of 2011 and 2010 are summarized in the following table.

			Dividends
2011:	High ($)	Low ($)	Declared ($)
First quarter	32.12	27.45	.31
Second quarter	36.75	29.93	.31
Third quarter	37.65	33.39	.31
Fourth quarter	37.16	33.69	.31

			Dividends
2010:	High ($)	Low ($)	Declared ($)
First quarter	27.78	24.95	.29
Second quarter	27.99	25.70	.29
Third quarter	28.22	25.70	.30
Fourth quarter	30.00	27.72	.30

We have paid cash dividends since organization of the Corporation in 1983. It is our present intention to continue the dividend payment policy, although the payment of future dividends must necessarily depend upon earnings, financial position, restrictions under applicable law and other factors relevant at the time the Board of Directors considers any declaration of dividends. Our ability to pay dividends is subject to certain legal restrictions described in Note 15, “Regulatory Matters” of the “Notes to Consolidated Financial Statements” included under Item 8 of this report, and in the “Capital Resources” section of the “Management’s Discussion and Analysis of Consolidated Financial Conditions and Results of Operations,” included under Item 7 of this report.

Following is a schedule of the shares of the Corporation’s common stock purchased by the Corporation during the fourth quarter of 2011:

	Total	Average	Total Number of	Maximum Number (or
	Number of	Price Paid	Shares (or Units)	Approximate Dollar Value)
	Shares (or	per Share	Purchased as Part of	of Shares (or Units) that
	Units)	(or Units)	Publicly Announced	May Yet Be Purchased
Period	Purchased	Purchased	Plans or Programs (1)	Under the Plans or Programs

Month #1 (October 1 - October 31, 2011)	-	$-	-	124,600

Month #2 (November 1 - November 30, 2011)	11,000	34.75	11,000	113,600

Month #3 (December 1 - December 31, 2011)	2,500	34.50	2,500	111,100

(1)	This program was announced in 2009. The Board of Directors approved the purchase of 200,000 shares from time to time at prevailing market prices in block trades on the open market or in privately negotiated transactions, as market conditions warrant. No expiration date is associated with this program.

Item 6. Selected Financial Data

During the year ended December 31, 2008, we completed the acquisition of Columbia Financial Corporation which had a material affect on the comparability of the information listed below.

CCFNB BANCORP, INC.

SELECTED CONSOLIDATED FINANCIAL SUMMARY

(In Thousands except per share data)	For the Year Ending December 31,
	2011	2010	2009	2008	2007
INCOME STATEMENT DATA:
Total interest income	$24,508	$26,776	$28,420	$21,357	$14,483
Total interest expense	5,126	6,683	8,614	7,504	6,185
Net interest income	19,382	20,093	19,806	13,853	8,298
Provision for possible loan losses	820	1,555	1,025	750	30
Non interest income	6,340	6,123	5,065	3,043	2,305
Non interest expenses	15,810	16,031	15,914	12,172	7,038
Federal income taxes	2,316	2,326	2,055	896	888
Net income	$6,776	$6,304	$5,877	$3,078	$2,647

PER SHARE DATA:
Earnings per share (1)	$3.05	$2.82	$2.61	$1.82	$2.15
Cash dividends declared per share	$1.24	$1.18	$1.03	$0.90	$0.82
Book value per share	$32.28	$30.48	$28.95	$26.94	$25.79
Average annual shares outstanding	2,224,455	2,232,239	2,253,087	1,688,498	1,233,339

BALANCE SHEET DATA:
Total assets	$624,677	$614,299	$602,489	$568,319	$245,324
Total loans	350,838	340,453	330,489	320,068	161,460
Total securities	199,245	210,185	223,250	196,580	57,686
Total deposits	482,379	473,792	462,288	434,309	170,938
FHLB advances-long-term	6,118	6,123	15,128	9,133	11,137
Total stockholders’ equity	71,415	67,854	65,086	60,775	31,627

PERFORMANCE RATIOS:
Return on average assets	1.09%	1.03%	1.01%	0.77%	1.07%
Return on average stockholders’ equity	9.68%	9.35%	9.25%	6.91%	8.54%
Net interest margin (2)	3.52%	3.68%	3.80%	3.90%	3.74%
Total non-interest expense as a percentage of average assets	2.55%	2.62%	2.73%	3.06%	2.83%

ASSET QUALITY RATIOS:
Allowance for possible loan losses as a percentage of total loans	1.53%	1.41%	1.27%	1.17%	0.89%
Allowance for possible loan losses as a percentage of non-performing loans (3)	102.80%	115.75%	89.87%	83.29%	102.64%
Non-performing loans as a percentage of total loans (3)	1.49%	1.22%	1.42%	1.43%	0.09%
Non-performing assets as a percentage of total assets (3)	0.84%	0.68%	0.78%	0.86%	0.57%
Net charge-offs as a percentage of average net loans (4)	-0.07%	-0.28%	-0.18%	-0.05%	-0.03%

LIQUIDITY AND CAPITAL RATIOS:
Average equity to average assets	11.29%	11.04%	10.90%	11.19%	12.48%
Tier 1 capital to risk-weighted assets (5)	16.88%	17.25%	16.38%	15.37%	18.10%
Leverage ratios (5) (6)	9.71%	10.00%	9.82%	9.27%	12.71%
Total capital to risk-weighted assets (5)	18.14%	18.50%	17.62%	16.48%	18.93%
Dividend Payout Ratio	40.65%	41.72%	39.44%	51.75%	38.16%

(1)	Based upon average shares and common share equivalents outstanding.
(2)	Represents net interest income as a percentage of average total interest-earning assets, calculated on a tax-equivalent basis.

(3)	Non-performing loans are comprised of (i) loans which are on a non-accrual basis, (ii) accruing loans that are 90 days or more past due, and (iii) troubled debt restructurings in compliance. Non-performing assets are comprised of non-performing loans and foreclosed real estate (assets acquired in foreclosure), if applicable.
(4)	Based upon average balances for the respective periods.
(5)	Based on the Federal Reserve Bank’s risk-based capital guidelines, as applicable to the Corporation. The Bank is subject to similar requirements imposed by the FDIC.
(6)	The leverage ratio is defined as the ratio of Tier 1 Capital to average total assets less intangible assets, if applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT

Certain statements in this section and elsewhere in this Annual Report on Form 10-K, other periodic reports filed by us under the Securities Exchange Act of 1934, as amended, and any other written or oral statements made by or on behalf of us may include “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 which reflect our current views with respect to future events and financial performance. Such forward looking statements are based on general assumptions and are subject to various risks, uncertainties, and other factors that may cause actual results to differ materially from the views, beliefs and projections expressed in such statements. These risks, uncertainties and other factors include, but are not limited to:

•	Our business and financial results are affected by business and economic conditions, both generally and specifically in the Northcentral Pennsylvania market in which we operate.

•	Changes in interest rates and valuations in the debt, equity and other financial markets.

•	Disruptions in the liquidity and other functioning of financial markets, including such disruptions in the market for real estate and other assets commonly securing financial products.

•	Actions by the Federal Reserve Board and other government agencies, including those that impact money supply and market interest rates.

•	Changes in our customers’ and suppliers’ performance in general and their creditworthiness in particular.

•	Changes in customer preferences and behavior, whether as a result of changing business and economic conditions or other factors.

•	Changes resulting from the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act.

•	A continuation of recent turbulence in significant segments of the United States and global financial markets, particularly if it worsens, could impact our performance, both directly by affecting our revenues and the value of our assets and liabilities and indirectly by affecting our customers and suppliers and the economy generally.

•	Our business and financial performance could be impacted as the financial industry restructures in the current environment by changes in the competitive landscape.

•	Given current economic and financial market conditions, our forward-looking statements are subject to the risk that these conditions will be substantially different than we are currently expecting. These statements are based on our current expectations that interest rates will remain low throughout most of 2012 with consistent credit spreads and our view that national economic trends currently point to improving economic conditions during 2012 and a continued subdued recovery.

•	Legal and regulatory developments could have an impact on our ability to operate our businesses or our financial condition or results of operations or our competitive position or reputation. Reputational impacts, in turn, could affect matters such as business generation and retention, our ability to attract and retain management, liquidity and funding. These legal and regulatory developments could include: (a) the unfavorable resolution of legal proceedings or regulatory and other governmental inquiries; (b) increased litigation risk from recent regulatory and other governmental developments; (c) the results of the regulatory examination process, and regulators’ future use of supervisory and enforcement tools; (d) legislative and regulatory reforms, including changes to laws and regulations involving tax, pension, education and mortgage lending, the protection of confidential customer information, and other aspects of the financial institution industry; and (e) changes in accounting policies and principles.

•	Our business and operating results are affected by our ability to identify and effectively manage risks inherent in our businesses, including, where appropriate, through the effective use of third-party insurance and capital management techniques.

•	Our ability to anticipate and respond to technological changes can have an impact on our ability to respond to customer needs and to meet competitive demands.

•	Our ability to implement our business initiatives and strategies could affect our financial performance over the next several years.

•	Competition can have an impact on customer acquisition, growth and retention, as well as on our credit spreads and product pricing, which can affect market share, deposits and revenues.

•	Our business and operating results can also be affected by widespread natural disasters, terrorist activities or international hostilities, either as a result of the impact on the economy and capital and other financial markets generally or on us or on our customers and suppliers. During September 2011 Tropical Storm Lee caused flooding to portions of our operating area. Specifically two of our branch offices were impacted sustaining damage. The Corporation’s insurance claim covered a significant portion of the damage. Our Benton office sustained light damage and was operational within a few days of the incident. Our Bloomsburg Market Street office, which is a leased facility, remains closed with a rebuilt structure planned to reopen during the second quarter of 2012. While the impact on the Corporations facilities is easily evaluated, the flood’s effect on the local economy is not. As of this date, the overall impact on the local economy is not determinable.

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

RESULTS OF OPERATIONS

NET INTEREST INCOME

2011 vs. 2010

Tax-equivalent net interest income decreased $531 thousand or 2.6 percent to $20.3 million for the year ended December 31, 2011. Net interest margin decreased to 3.52 percent at December 31, 2011 from 3.68 percent at December 31, 2010. The decrease in margin resulted primarily from the yield on interest-bearing liabilities decreasing 31 basis points to 1.08 percent while the yield on interest-earning assets decreased 44 basis points to 4.42 percent.

The 44 basis point decrease to the yield from interest-earning assets was driven by decreases of 34 basis points to the loan yield and a 53 basis point decrease to the investment yield. Tax-equivalent net interest income from loans decreased to $19.3 million for the year ended December 31, 2011 as variable rate real estate loans re-priced to lower market rates. For the year ended December 31, 2011, tax-equivalent net interest income from investments decreased $1.3 million. The primary cause of the yield decrease was the 2011 reinvestment, at lower rates, of called U.S. Agency securities.

A 31 basis point decrease on interest-bearing liabilities resulted from decreases of 29 basis points to the deposit yield and the 31basis point decrease to the borrowing yield. The total deposit yield decreased to 1.12 percent at December 31, 2011 while the yield on total borrowings decreased 31 basis points to 0.84 percent at December 31, 2011. Decreases of 35 basis points on the time deposits and 29 basis points on the money markets for the year ended December 31, 2011 were the primary reason for the yield decrease in total deposits. A decrease of 24 basis points on the short-term borrowing yield was the primary reason for the yield decrease in total borrowings for the year ended December 31, 2011.

2010 vs. 2009

Tax-equivalent net interest income increased $342 thousand or 1.7 percent to $20.8 million for the year ended December 31, 2010. Net interest margin decreased to 3.68 percent at December 31, 2010 from 3.80 percent at December 31, 2009. The decrease in margin resulted primarily from the yield on interest-bearing liabilities decreasing 47 basis points to 1.39 percent while the yield on interest-earning assets decreased 54 basis points to 4.86 percent.

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

The following Average Balance Sheet and Rate Analysis table presents the average assets, actual income or expense and the average yield on assets, liabilities and stockholders' equity for the years 2011, 2010 and 2009.

AVERAGE BALANCE SHEET AND RATE ANALYSIS

YEARS ENDED DECEMBER 31,

(In Thousands)	2011			2010			2009
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS:	(1)			(1)			(1)
Tax-exempt loans	$27,864	$1,728	6.20%	$22,900	$1,460	6.38%	$19,627	$1,254	6.39%
All other loans	317,354	17,554	5.53%	316,511	18,662	5.90%	307,450	18,925	6.16%
Total loans (2)(3)(4)	345,218	19,282	5.59%	339,411	20,122	5.93%	327,077	20,179	6.17%

Taxable securities	184,863	5,173	2.80%	196,615	6,710	3.41%	189,202	8,220	4.34%
Tax-exempt securitites (3)	16,691	866	5.19%	10,640	602	5.66%	11,550	650	5.63%
Total securities	201,554	6,039	3.00%	207,255	7,312	3.53%	200,752	8,870	4.42%

Federal funds sold	1,708	2	0.12%	1,536	2	0.13%	7,639	10	0.13%
Interest-bearing deposits	26,500	67	0.25%	17,623	42	0.24%	2,877	8	0.28%

Total interest-earning assets	574,980	25,390	4.42%	565,825	27,478	4.86%	538,345	29,067	5.40%

Other assets	44,740			45,161			44,460

TOTAL ASSETS	$619,720			$610,986			$582,805

LIABILITIES:
Savings	$67,983	210	0.31%	$63,223	237	0.37%	$56,493	225	0.40%
Now deposits	72,707	83	0.11%	71,374	99	0.14%	68,650	100	0.15%
Money market deposits	45,947	212	0.46%	42,460	319	0.75%	43,906	452	1.03%
Time deposits	220,032	4,053	1.84%	234,812	5,154	2.19%	228,005	6,701	2.94%
Total deposits	406,669	4,558	1.12%	411,869	5,809	1.41%	397,054	7,478	1.88%

Short-term borrowings	56,759	316	0.56%	53,691	427	0.80%	48,826	368	0.75%
Long-term borrowings	6,121	159	2.60%	9,252	349	3.77%	12,492	640	5.12%
Junior subordinate debentures	4,411	93	2.11%	4,640	98	2.11%	4,640	128	2.76%
Total borrowings	67,291	568	0.84%	67,583	874	1.29%	65,958	1,136	1.72%

Total interest-bearing liabilities	473,960	5,126	1.08%	479,452	6,683	1.39%	463,012	8,614	1.86%

Demand deposits	73,012			59,013			51,908
Other liabilities	2,782			5,096			4,359
Stockholders' equity	69,966			67,425			63,526

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$619,720			$610,986			$582,805
Interest rate spread (6)			3.34%			3.47%			3.54%
Net interest income/margin (5)		$20,264	3.52%		$20,795	3.68%		$20,453	3.80%

(1)	Average volume information was compared using daily averages for interest-earning and bearing accounts.
(2)	Interest on loans includes loan fee income.
(3)	Tax exempt interest revenue is shown on a tax-equivalent basis using a statutory federal income tax rate of 34 percent for 2011, 2010 and 2009.
(4)	Nonaccrual loans have been included with loans for the purpose of analyzing net interest earnings.
(5)	Net interest margin is computed by dividing annualized tax-equivalent net interest income by total interest earning assets.
(6)	Interest rate spread represents the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.

Reconcilement of Taxable Equivalent Net Interest Income

	For the Years Ended December 31,
(In Thousands)	2011	2010	2009

Total interest income	$24,508	$26,776	$28,420
Total interest expense	5,126	6,683	8,614

Net interest income	19,382	20,093	19,806
Tax equivalent adjustment	882	702	647

Net interest income (fully taxable equivalent)	$20,264	$20,795	$20,453

Rate/Volume Analysis

To enhance the understanding of the effects of volumes (the average balance of earning assets and costing liabilities) and average interest rate fluctuations on the balance sheet as it pertains to net interest income, the table below reflects these changes for 2011 versus 2010, and 2010 versus 2009:

(In Thousands)	Year Ended December 31,
	2011 vs 2010			2010 vs 2009
	Increase (Decrease)			Increase (Decrease)
	Due to			Due to
	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Loans, tax-exempt	$309	$(41)	$268	$210	$(4)	$206
Loans	50	(1,158)	(1,108)	613	(876)	(263)
Taxable investment securities	(437)	(1,100)	(1,537)	311	(1,821)	(1,510)
Tax-exempt investment securities	318	(54)	264	(51)	3	(48)
Federal funds sold	-	-	-	(8)	-	(8)
Interest bearing deposits	22	3	25	35	(1)	34
Total interest-earning assets	262	(2,350)	(2,088)	1,110	(2,699)	(1,589)

Interest expense:
Savings	17	(44)	(27)	26	(14)	12
NOW deposits	2	(18)	(16)	4	(5)	(1)
Money market deposits	24	(131)	(107)	(16)	(117)	(133)
Time deposits	(358)	(743)	(1,101)	195	(1,742)	(1,547)
Short-term borrowings	23	(134)	(111)	41	18	59
Long-term borrowings, FHLB	364	(554)	(190)	(2,588)	2,297	(291)
Junior subordinate debentures	(5)	-	(5)	-	(30)	(30)
Total interest-bearing liabilities	67	(1,624)	(1,557)	(2,338)	407	(1,931)
Change in net interest income	$195	$(726)	$(531)	$3,448	$(3,106)	$342

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

Although management believes that it uses the best information available to make such determinations and that the allowance for loan losses is adequate at December 31, 2011, future adjustments could be necessary if circumstances or economic conditions differ substantially from the assumptions used in making the initial determinations. A downturn in the local economy or employment and delays in receiving financial information from borrowers could result in increased levels of nonperforming assets and charge-offs, increased loan loss provisions and reductions in interest income. Also, as part of the examination process, bank regulatory agencies periodically review the Bank’s loan loss allowance. The bank regulators could require the recognition of additions to the loan loss allowance based on their judgment of information available to them at the time of their examination.

The provision for loan losses amounted to $820,000 and $1,555,000 for the years ended December 31, 2011 and 2010, respectively. Management concluded the change in the provision was appropriate considering the gross loan growth experience of $10.4 million, minimal decreases in nonperforming assets, increased levels of commercial loans, and the sluggish recovery in the national economy. Utilizing the resources noted above, management concluded that the allowance for loan losses remains at a level adequate to provide for probable losses inherent in the loan portfolio.

2010 vs. 2009

The provision for loan losses increased from $1,025,000 in 2009 to $1,555,000 in 2010.

NON-INTEREST INCOME

2011 vs. 2010

Total non-interest income increased $217 thousand or 3.5 percent to $6.3 million for the year ended December 31, 2011. The service charges and fees decreased $118 thousand or 6.6 percent to $1.66 million for the year ended December 31, 2011. Gain on sale of loans decreased $242,000 or 21.7 percent from $1,113,000 in 2010 to $871,000 in 2011 primarily due to decreased volume of loans sold during 2011. Brokerage income decreased $41,000 or 12.6 percent from $325,000 in 2010 to $284,000 in 2011. Income from Trust services increased $108,000 or 16.3 percent from $663,000 in 2010 to $771,000 in 2011. During 2011, we recorded an other than temporary impairment loss on the equity security portfolio in the amount of $114,000 and a realized gain from sale of equity securities in the amount of $11,000. During 2010, we recorded an other than temporary impairment loss on the equity security portfolio in the amount of $42,000. Interchange fees increased $99,000 or 11.6 percent from $850,000 in 2010 to $949,000 in 2011 due to increased transactional volume. The Corporation recorded a gain on the sale of premises and equipment associated with the sale of the former Hazleton branch facility in the amount of $489,000 for the year ended December 31, 2011. Other income increased $60,000 from $945,000 in 2010 to $1,005,000 in 2011.

(In Thousands)	For The Year Ended
	December 31, 2011		December 31, 2010		Change
	Amount	% Total	Amount	% Total	Amount	%
Service charges and fees	$1,660	26.2%	$1,778	29.0%	$(118)	(6.6)%
Gain on sale of loans	871	13.7	1,113	18.2	(242)	(21.7)
Earnings on bank-owned life insurance	414	6.5	444	7.3	(30)	(6.8)
Brokerage	284	4.5	325	5.3	(41)	(12.6)
Trust	771	12.1	663	10.8	108	16.3
Investment security losses	(103)	(1.6)	(42)	(0.7)	(61)	145.2
Gain on sale of premises and equipment	489	7.7	47	0.8	442	940.4
Interchange fees	949	15.0	850	13.9	99	11.6
Other	1,005	15.9	945	15.4	60	6.3
Total non-interest income	$6,340	100.0%	$6,123	100.0%	$217	3.5%

2010 vs. 2009

Total non-interest income increased $1.1 million or 20.9 percent to $6.1 million for the year ended December 31, 2010. The service charges and fees increased $74,000 or 4.3 percent to $1,778,000 for the year ended December 31, 2010. Gain on sale of loans increased $496,000 or 80.4 percent from $617,000 in 2009 to $1,113,000 in 2010 primarily due to increased volume of loans sold during 2010. Brokerage income increased $44,000 or 15.7 percent from $281,000 in 2009 to $325,000 in 2010. Income from Trust services increased $8,000 or 1.2 percent from $655,000 in 2009 to $663,000 in 2010. During 2010, we recorded an other than temporary impairment loss on the equity security portfolio in the amount of $42,000. During 2009, we recorded an other than temporary impairment loss on the equity security portfolio in the amount of $69,000 and a realized loss from the sale of equity securities in the amount of $316,000. Interchange fees increased $107,000 or 14.4 percent from $743,000 in 2009 to $850,000 in 2010 due to increased transactional volume. Other income increased $57,000 from $888,000 in 2009 to $945,000 in 2010.

(In Thousands)	For The Year Ended
	December 31, 2010		December 31, 2009		Change
	Amount	% Total	Amount	% Total	Amount	%
Service charges and fees	$1,778	29.0%	$1,704	33.6%	$74	4.3%
Gain on sale of loans	1,113	18.2	617	12.2	496	80.4
Earnings on bank-owned life insurance	444	7.3	445	8.8	(1)	(0.2)
Brokerage	325	5.3	281	5.5	44	15.7
Trust	663	10.8	655	12.9	8	1.2
Investment security losses	(42)	(0.7)	(385)	(7.6)	343	(89.1)
Gain on sale of premises and equipment	47	0.8	117	2.3	(70)	(59.8)
Interchange fees	850	13.9	743	14.7	107	14.4
Other	945	15.4	888	17.6	57	6.4
Total non-interest income	$6,123	100.0%	$5,065	100.0%	$1,058	20.9%

NON-INTEREST EXPENSE

2011 vs. 2010

Total non-interest expense decreased $221 thousand or 1.4% from $16.0 million in 2010 to $15.8 million in 2011. Salaries and employee benefits decreased $44 thousand or 0.3 percent for the year ended December 31, 2011 primarily as a result of Hazleton branch sale and other staff attrition. FDIC assessments decreased $226 thousand from $610 thousand in 2010 to $384 thousand in 2011 due to the FDIC enacted changes to the assessment base and rate. Other non-interest expenses increased $153,000 primarily from a $100,000 donation divided between several Bloomsburg area charitable organizations that were instrumental in the September 2011 Tropical Storm Lee flood relief efforts.

One standard to measure non-interest expense is to express non-interest expense as a percentage of average total assets. In 2011 this percentage was 2.55 percent compared to 2.62 percent in 2010.

(In Thousands)	For The Years Ended
	December 31, 2011		December 31, 2010		Change
	Amount	% Total	Amount	% Total	Amount	%
Salaries	$6,508	41.2%	$6,447	40.2%	$61	0.9%
Employee benefits	1,706	10.8	1,811	11.3	(105)	(5.8)
Occupancy	1,045	6.6	1,114	6.9	(69)	(6.2)
Furniture and equipment	1,271	8.0	1,330	8.3	(59)	(4.4)
State shares tax	596	3.8	561	3.5	35	6.2
Professional fees	618	3.9	595	3.7	23	3.9
Directors fees	263	1.7	274	1.7	(11)	(4.0)
FDIC assessments	384	2.4	610	3.8	(226)	(37.0)
Telecommunications	284	1.8	385	2.4	(101)	(26.2)
Amortization of core deposit intangible	554	3.5	576	3.6	(22)	(3.8)
Automated teller machine and interchange	660	4.2	560	3.5	100	17.9
Other	1,921	12.1	1,768	11.1	153	8.7
Total non-interest expense	$15,810	100.0%	$16,031	100.0%	$(221)	(1.4)%

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

(In Thousands)	For The Years Ended
	December 31, 2010		December 31, 2009		Change
	Amount	% Total	Amount	% Total	Amount	%
Salaries	$6,447	40.2%	$6,314	39.7%	$133	2.1%
Employee benefits	1,811	11.3	1,605	10.1	206	12.8
Occupancy	1,114	6.9	1,062	6.7	52	4.9
Furniture and equipment	1,330	8.3	1,272	8.0	58	4.6
State shares tax	561	3.5	529	3.3	32	6.0
Professional fees	595	3.7	587	3.7	8	1.4
Directors fees	274	1.7	284	1.8	(10)	(3.5)
FDIC assessments	610	3.8	920	5.8	(310)	(33.7)
Telecommunications	385	2.4	347	2.2	38	11.0
Amortization of core deposit intangible	576	3.6	643	4.0	(67)	-
Automated teller machine and interchange	560	3.5	509	3.2	51	10.0
Other	1,768	11.1	1,842	11.5	(74)	(4.0)
Total non-interest expense	$16,031	100.0%	$15,914	100.0%	$117	0.7%

FINANCIAL CONDITION

Our consolidated assets at December 31, 2011 were $624.7 million which represented an increase of $10.4 million or 1.7 percent from $614.3 million at December 31, 2010.

Capital increased 5.2 percent from $67.9 million in 2010 to $71.4 million in 2011, after an adjustment for the fair market value of securities which was an increase in capital of $39 thousand for 2011. Common stock and surplus increased a net $474 thousand resulting primarily from issuance of 14,056 shares of stock under our Employee Stock Purchase Plan and the Dividend Reinvestment Plan. During the year ended December 31, 2011, the Corporation purchased 27,900 shares under the announced stock buyback program. The treasury stock shares were purchased at a cost of $973,000.

Total average assets increased 1.4 percent from $611.0 million at December 31, 2010 to $619.8 million at December 31, 2011. Average earning assets were $575.0 million in 2011 and $565.8 million in 2010.

Loans increased 3.0 percent to $350.8 million at December 31, 2011 from $340.5 million at December 31, 2010.

Interest bearing deposits decreased 3.4 percent to $397.0 million at December 31, 2011 from $410.9 million at December 31, 2010. Noninterest-bearing deposits increased 35.7 percent from $62.9 million in 2010 to $85.3 million in 2011.

The loan-to-deposit ratio is a key measurement of liquidity. Our loan-to-deposit ratio increased during 2011 to 72.7 percent compared to 71.9 percent during 2010.

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

INVESTMENT SECURITIES AVAILABLE-FOR-SALE

	For the Years Ended December 31,
(In Thousands)	2011	2010	2009

Federal Agency Obligations	$74,161	$58,903	$68,339
Mortgage-backed Securities	99,493	132,515	138,856
Obligations of State and Political Subdivisions	20,849	13,671	11,374
Marketable Equity Securities	1,842	2,084	1,697
Total	$196,345	$207,173	$220,266

All of our securities are available-for-sale and are carried at estimated fair value. The following table shows the maturities of investment securities, at amortized cost, at December 31, 2011 and the weighted average yields (for tax-exempt obligations on a fully taxable basis at 34 percent tax rate) of such:

			After One Year		After Five Year
	Within		But Within		But Within		After
	One Year		Five Years		Ten Years		Ten Years		Total
(In Thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Federal Agency Obligations	$2,093	0.66%	$61,708	1.02%	$17,569	3.07%	$89,483	3.31%	$170,853	2.44%
Obligations of State and Political Subdivisions	-	0.00%	2,410	3.77%	11,383	4.96%	6,257	5.83%	20,050	5.06%
	$2,093		$64,118		$28,952		$95,740		190,903
Marketable Equity Securities									2,018
Total Investment Securities									$192,921

Available-for-sale securities are reported on the consolidated balance sheet at fair value with an offsetting adjustment to deferred taxes. The possibility of material price volatility in a changing interest rate environment is offset by the availability to the bank of restructuring the portfolio for gap positioning at any time through the securities classed as available-for-sale. The impact of the fair value accounting was an unrealized gain, net of tax, on December 31, 2011 of $2,260,000 compared to an unrealized gain, net of tax, on December 31, 2010 of $2,221,000, which represents an unrealized gain, net of tax, of $39,000 for 2011.

The mix of securities in the portfolio at December 31, 2011 was 88.4 percent Federal Agency Obligations, 10.6 percent Municipal Securities, and 1.0 percent Other. We did not trade in derivative investment products during 2011.

LOANS

The loan portfolio increased 3.0 percent from $340.5 million in 2010 to $350.8 million in 2011. The percentage distribution in the loan portfolio was 78.4 percent in real estate loans at $275.0 million; 11.8 percent in commercial loans at $41.5 million; 2.1 percent in consumer loans at $7.2 million; and 7.7 percent in tax exempt loans at $27.1 million.

The following table presents the five-year breakdown of loans by type as of the date indicated:

	For the Years Ended December 31,
(In Thousands)	2011	2010	2009	2008	2007

Commercial, financial and agricultural	$41,487	$33,819	$37,642	$27,165	$8,074
Tax-exempt	27,145	25,180	18,055	16,762	13,108
Real estate	257,777	262,355	253,463	262,539	132,453
Real estate construction	17,239	11,689	13,526	5,307	3,698
Installment loans to individuals	6,959	7,232	7,725	8,202	4,059
Add (deduct): Unearned discount	(1)	(6)	(15)	(24)	(23)
Unamortized loan costs, net of fees	232	184	93	117	91
Gross loans	$350,838	$340,453	$330,489	$320,068	$161,460

The following table presents the percentage distribution of loans by category as of the date indicated:

	For the Years Ended December 31,
	2011	2010	2009	2008	2007

Commercial, financial and agricultural	11.8%	9.9%	11.4%	8.5%	5.0
Tax-exempt	7.7	7.4	5.5	5.2	8.1
Real estate	73.5	77.1	76.7	82.1	82.1
Real estate construction	4.9	3.4	4.1	1.7	2.3
Installment loans to individuals	2.1	2.2	2.3	2.5	2.5
Gross loans	100.0%	100.0%	100.0%	100.0%	100.0

The following table shows the actual maturity of loans in specified categories of the Bank’s loan portfolio at December 31, 2011, and the amount of such loans with predetermined fixed rates or with floating or adjustable rates. The table does not include any estimate of prepayments which significantly shortens the average useful life of all loans and may cause our actual repayment experience to differ from that shown below.

		One Year
	In One Year	Through	Over
(In Thousands)	or Less	Five Years	Five Years	Total

Commercial, Tax exempt, Real estate and Personal loans	$23,754	$39,019	$270,829	$333,602

Real estate construction	17,236	-	-	17,236
	$40,990	$39,019	$270,829	$350,838

Amounts of Such Loans with:
Predetermined Fixed Rates	$10,531	$30,829	$84,019	$125,379
Floating or Adjustable Rates	30,459	8,190	186,810	225,459
	$40,990	$39,019	$270,829	$350,838

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses was $5.4 million at December 31, 2011, compared to $4.8 million at December 31, 2010. This allowance equaled 1.53 percent and 1.41 percent of total loans, net of unearned income, at the end of 2011 and 2010, respectively. During 2008, an increase of $1.7 million resulted from the acquisition of CFC. The loan loss reserve was analyzed quarterly and reviewed by the Bank’s Board of Directors. No concentration or apparent deterioration in classes of loans or pledged collateral was evident. Regular loan meetings with the Bank’s Director Loan Committee reviewed new loans. Delinquent loans, loan exceptions and certain large loans are addressed by the full Board no less than monthly to determine compliance with policies. Allowance for loan losses was considered adequate based on delinquency trends and actual loans written as it relates to the loan portfolio.

The following table presents an allocation of the Bank’s allowance for loan losses for specific categories:

	For the Years Ended December 31,
(In Thousands)	2011	2010	2009	2008	2007

Commercial, financial, and agricultural	$959	$752	$567	$402	$104
Real estate mortgages	3,336	3,529	3,132	2,461	700
Installment loans to indiviuals	131	106	149	158	28
Unallocated	957	414	362	737	605
	$5,383	$4,801	$4,210	$3,758	$1,437

The following table presents a summary of the Bank’s loan loss experience as of the dates indicated:

	For the Years Ended December 31,
(In Thousands)	2011	2010	2009	2008	2007

Average Loans Outstanding during the period	$345,218	$339,411	$327,077	$235,071	$160,348

Balance, beginning of year	$4,801	$4,210	$3,758	$1,437	$1,456
Provision charged to operations	820	1,555	1,025	750	30
Allowance acquired	-	-	-	1,683	-

Loans charged off:
Commercial, financial, and agricultural	(38)	(5)	(116)	-	-
Real estate mortgages	(187)	(994)	(407)	(42)	(29)
Installment loans to indiviuals	(53)	(37)	(76)	(106)	(56)

Recoveries:
Commercial, financial, and agricultural	1	34	1	4	-
Real estate mortgages	11	14	10	2	1
Installment loans to indiviuals	28	24	15	30	35
Balance, end of year	$5,383	$4,801	$4,210	$3,758	$1,437
Net charge-offs to average loans outstanding during the period	-0.07%	-0.28%	-0.18%	-0.05%	-0.03%

NON-PERFORMING LOANS

In 2011, loans 30-89 days past due totaled $1.2 million compared to $3.2 million in 2010. There were no 90-days past due loans that were not classified as non-accrual at December 31, 2011 or 2010. Non-accrual loans at December 31, 2011 totaled $4.5 million as compared to $3.8 million in 2010. Overall, past due and non-accrual loans totaled $5.7 million and $7.0 million at December 31, 2011 and 2010, respectively. For the year ended December 31, 2011 and 2010, the ratio of net charge-offs during the period to average loans outstanding during the period was (0.07) percent and (0.28) percent, respectively (See Summary of Allowance for Loan Losses). Refer to the Loan section of Note 1 and Note 4– Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K filing.

The following table presents past due, non-accrual, and restructured loans by loan type and in summary as of the dates indicated:

	For the Years Ended December 31,
(In Thousands)	2011	2010	2009	2008	2007

Commercial, financial and agricultural
Days 30-89	$115	$244	$14	$61	$168
Days 90 plus	-	-	-	-	-
Non-accrual	718	224	145	581	-
Real estate
Days 30-89	1,106	2,880	1,632	1,528	259
Days 90 plus	-	-	-	-	70
Non-accrual	3,750	3,604	4,216	3,780	77
Installment loans to individuals
Days 30-89	6	32	49	9	33
Days 90 plus	-	-	-	-	10
Non-accrual	15	-	-	92	-
	$5,710	$6,984	$6,056	$6,051	$617

Days 30-89	$1,227	$3,156	$1,695	$1,598	$460
Days 90 plus	-	-	-	-	80
Non-accrual	4,483	3,828	4,361	4,453	77
	$5,710	$6,984	$6,056	$6,051	$617

Troubled debt restructurings in compliance	$754	$319	$323	$58	$1,018

Other real estate owned	$3	$-	$29	$373	$-

Interest income that would have been recorded under original terms	$253	$224	$285	$320	$10

Interest income recorded during the year	$216	$187	$241	$116	$4

DEPOSITS

Total average deposits increased by 1.9 percent from $470.9 million in 2010 to $479.7 million in 2011. Average savings deposits increased 7.5 percent to $68.0 million in 2011 from $63.2 million in 2010. Average time deposits decreased 6.3 percent from $234.8 million in 2010 to $220.0 million in 2011. Average non-interest bearing demand deposits increased to $73.0 million in 2011 from $59.0 million in 2010. Average interest bearing NOW accounts increased 1.9 percent from $71.4 million in 2010 to $72.7 million in 2011.

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

The average balance and average rate paid on deposits are summarized as follows:

	2011		2010		2009
	Average		Average		Average
(In Thousands)	Balance	Rate	Balance	Rate	Balance	Rate

Non-interest bearing	$73,012	-%	$59,013	-%	$51,908	-%
Savings	67,983	0.31	63,223	0.37	56,493	0.40
Now deposits	72,707	0.11	71,374	0.14	68,650	0.15
Money market deposits	45,947	0.46	42,460	0.75	43,906	1.03
Time deposits	220,032	1.84	234,812	2.19	228,005	2.94
Total deposits	$479,681	0.95%	$470,882	1.23%	$448,962	1.67%

The remaining maturities of certificates of deposit of $100,000 or more are as follows:

	For the Years Ended
(In Thousands)	2011	2010	2009

Three months or less	$6,412	$6,543	$8,346
Three months to six months	5,876	4,035	8,666
Six months to twelve months	18,266	12,504	20,805
Over twelve months	38,683	56,596	33,903
Total	$69,237	$79,678	$71,720

As a percentage of total average time deposits	31.5%	33.9%	31.5%

BORROWED FUNDS

The average balance of short-term borrowings, including securities sold under agreements to repurchase and day-to-day FHLB - Pittsburgh borrowings increased $3.1 million or 5.7 percent from $53.7 million in 2010 to $56.8 million in 2011. Actual short-term borrowings amounted to 12.6 percent of total interest-bearing liabilities as of December 31, 2011 as compared to 11.2 percent in 2010. Long-term borrowings, namely borrowings from the FHLB-Pittsburgh, averaged $6.1 million in 2011 and $9.3 million in 2010. As part of the 2008 acquisition of CFC, we assumed the junior subordinate debentures which amounted to $4.6 million at December 31, 2010 and 2009. The junior subordinate debentures were called and repaid by the Corporation on December 15, 2011.

The average balances of other borrowed funds are summarized as follows:

(In Thousands)	December 31, 2011		December 31, 2010		December 31, 2009
	Amount	% Total	Amount	% Total	Amount	% Total
Short-term borrowings:
Securities sold under agreement to repurchase	$56,127	83.4%	$52,315	77.4%	$47,873	72.6%
Other short-term borrowings, FHLB	-	-	603	0.9	352	0.5
U.S. Treasury tax and loan notes	632	0.9	773	1.1	601	0.9
Total short-term borrowings	56,759	84.3%	53,691	79.4%	48,826	74.0%

Long-term borrowings, FHLB	6,121	9.1	9,252	13.7	12,492	19.0
Junior subordinate debentures	4,411	6.6	4,640	6.9	4,640	7.0
Total borrowed funds	$67,291	100.0%	$67,583	100.0%	$65,958	100.0%

CAPITAL RESOURCES

Capital continues to be a strength for the Bank. Capital is critical as it must provide growth, payment to shareholders, and absorption of unforeseen losses. The federal regulators provide standards that must be met.

As of December 31, 2011, the Bank was categorized as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios.

Our actual consolidated capital amounts and ratios are in the following table:

(In Thousands)	2011		2010
	Amount	Ratio	Amount	Ratio
Total Capital
(to Risk-weighted Assets)
Actual	$63,880	18.1%	$64,476	18.5%
For Capital Adequacy Purposes	28,177	8.0	27,884	8.0
To Be Well-Capitalized	35,222	10.0	34,855	10.0

Tier I Capital
(to Risk-weighted Assets)
Actual	$59,464	16.9%	$60,114	17.3%
For Capital Adequacy Purposes	14,089	4.0	13,942	4.0
To Be Well-Capitalized	21,133	6.0	20,913	6.0

Tier I Capital
(to Average Assets)
Actual	$59,464	9.7%	$60,114	10.0%
For Capital Adequacy Purposes	24,488	4.0	24,034	4.0
To Be Well-Capitalized	30,610	5.0	30,043	5.0

Our capital ratios are not materially different from those of the Bank.

Dividends paid by the Corporation are generally provided from dividends paid to it by the Bank. Under provisions of the Pennsylvania Banking Code, cash dividends may be paid by the Bank from accumulated net earnings (retained earnings) as long as minimum capital requirements are met. The minimum capital requirements stipulate that the Bank’s surplus or excess of capital be equal to the amount of capital stock. The Bank carries capital in excess of capital requirements. The Bank has a balance of $20.8 million in its retained earnings at December 31, 2011, which is fully available for the payout of cash dividends. In order for the Corporation to maintain its financial holding company status, all banking subsidiaries must maintain a well capitalized status. The Corporation’s balance of retained earnings at December 31, 2011 is $40.4 million and would be available for the payout of cash dividends, although payment of dividends to such extent would not be prudent or likely. In 2009 the Federal Reserve Board notified all bank holding companies that dividends should be eliminated, deferred or significantly reduced if the bank holding company’s net income for the past four quarters, net of dividends paid during that period, is not sufficient to fully fund the dividends; the bank holding company’s prospective rate of earnings retention is not consistent with the bank holding company’s capital needs and overall, current and prospective financial condition; or the bank holding company will not meet or is in danger of meeting its minimum regulatory capital adequacy ratios.

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

STATEMENT OF INTEREST SENSITIVITY GAP

December 31, 2011

	90 Days	> 90 Days	1 to 5	5 to 10	> 10
(In Thousands)	Or Less	But < 1 Year	Years	Years	Years	Total

Interest-bearing deposits at banks	$28,544	$-	$-	$-	$-	$28,544
Investment securities (1)	16,248	46,153	103,147	22,766	10,931	199,245
Loans (1)	55,202	64,278	149,837	50,284	31,237	350,838
Rate Sensitive Assets	99,994	110,431	252,984	73,050	42,168	578,627
Deposits:
Interest-bearing demand deposits (2)	-	-	59,849	14,962	-	74,811
Savings (2)	6,121	18,991	77,283	14,574	-	116,969
Time	29,390	75,606	99,881	388	-	205,265
Borrowed funds	54,316	2,878	1,094	-	-	58,288
Long-term debt	1	2,004	4,025	51	37	6,118
Junior Subordinated Debentures	-	-	-	-	-	0
Rate Sensitive Liabilities	89,828	99,479	242,132	29,975	37	461,451
Interest Sensitivity Gap	$10,166	$10,952	$10,852	$43,075	$42,131	$117,176
Cumulative Gap	$10,166	$21,118	$31,970	$75,045	$117,176	$-

(1) Investments and loans are included at the earlier of repricing or maturity and adjusted for the effects of prepayments.

(2) Interest bearing demand and savings accounts are included based on historical experience and managements' judgment about the behavior of these deposits in changing interest rate environments.

At December 31, 2011, our cumulative gap positions and the potential earnings change resulting from a 300 basis point change in rates were within the internal risk management guidelines.

Upon reviewing the current interest sensitivity scenario at the one year through ten year intervals an increasing interest rate environment would positively affect net income because more assets than liabilities would reprice.

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

Item 8. Financial Statements and Supplementary Data

CCFNB Bancorp, Inc.

Consolidated Balance Sheets

(In Thousands)	December 31,
	2011	2010

ASSETS
Cash and due from banks	$9,632	$7,263
Interest-bearing deposits in other banks	26,699	18,683
Federal funds sold	1,845	1,649
Total cash and cash equivalents	38,176	27,595
Investment securities, available for sale, at fair value	196,345	207,173
Restricted securities, at cost	2,900	3,012
Loans held for sale	5,164	2,005
Loans, net of unearned income	345,674	338,448
Less: Allowance for loan losses	5,383	4,801
Loans, net	340,291	333,647
Premises and equipment, net	11,740	11,992
Accrued interest receivable	1,328	1,632
Cash surrender value of bank-owned life insurance	14,413	11,942
Investment in limited partnerships	1,455	1,607
Intangible Assets:
Core deposit	1,639	2,192
Goodwill	7,937	7,937
Prepaid FDIC assessment	1,146	1,490
Other assets	2,143	2,075
TOTAL ASSETS	$624,677	$614,299

LIABILITIES
Interest-bearing deposits	$397,045	$410,915
Noninterest-bearing deposits	85,334	62,877
Total deposits	482,379	473,792
Short-term borrowings	58,288	58,759
Long-term borrowings	6,118	6,123
Junior subordinate debentures	-	4,640
Accrued interest payable	497	652
Other liabilities	5,980	2,479
TOTAL LIABILITIES	553,262	546,445

STOCKHOLDERS' EQUITY
Common stock, par value $1.25 per share; authorized 15,000,000 shares, issued 2,300,987 shares in 2011; authorized 5,000,000 shares, issued 2,286,931 shares in 2010	2,876	2,859
Surplus	28,421	27,964
Retained earnings	40,418	36,397
Accumulated other comprehensive income	2,260	2,221
Treasury stock, at cost; 88,900 shares in 2011 and 61,000 shares in 2010	(2,560)	(1,587)
TOTAL STOCKHOLDERS' EQUITY	71,415	67,854
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$624,677	$614,299

See accompanying notes to consolidated financial statements.

CCFNB Bancorp, Inc.

Consolidated Statements of Income

(In Thousands, Except Per Share Data)	For the Years Ended December 31,
	2011	2010	2009
INTEREST AND DIVIDEND INCOME
Interest and fees on loans:
Taxable	$17,554	$18,662	$18,925
Tax-exempt	1,141	963	828
Interest and dividends on investment securities:
Taxable	5,121	6,668	8,162
Tax-exempt	571	397	429
Dividend and other interest income	52	42	58
Federal funds sold	1	2	10
Deposits in other banks	68	42	8
TOTAL INTEREST AND DIVIDEND INCOME	24,508	26,776	28,420

INTEREST EXPENSE
Deposits	4,558	5,809	7,478
Short-term borrowings	316	427	368
Long-term borrowings	159	349	640
Junior subordinate debentures	93	98	128
TOTAL INTEREST EXPENSE	5,126	6,683	8,614

NET INTEREST INCOME	19,382	20,093	19,806

PROVISION FOR LOAN LOSSES	820	1,555	1,025

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	18,562	18,538	18,781

NON-INTEREST INCOME
Service charges and fees	1,660	1,778	1,704
Gain on sale of loans	871	1,113	617
Earnings on bank-owned life insurance	414	444	445
Brokerage	284	325	281
Trust	771	663	655
Investment security losses	(103)	(42)	(385)
Gain on sale of premises and equipment	489	47	117
Interchange fees	949	850	743
Other	1,005	945	888
TOTAL NON-INTEREST INCOME	6,340	6,123	5,065

NON-INTEREST EXPENSE
Salaries	6,508	6,447	6,314
Employee benefits	1,706	1,811	1,605
Occupancy	1,045	1,114	1,062
Furniture and Equipment	1,271	1,330	1,272
State shares tax	596	561	529
Professional fees	618	595	587
Director's fees	263	274	284
FDIC assessments	384	610	920
Telecommunications	284	385	347
Amortization of core deposit intangible	554	576	643
Automated teller machine and interchange	660	560	509
Other	1,921	1,768	1,842
TOTAL NON-INTEREST EXPENSE	15,810	16,031	15,914

INCOME BEFORE INCOME TAX PROVISION	9,092	8,630	7,932
INCOME TAX PROVISION	2,316	2,326	2,055
NET INCOME	$6,776	$6,304	$5,877

EARNINGS PER SHARE	$3.05	$2.82	$2.61
CASH DIVIDENDS PER SHARE	$1.24	$1.18	$1.03
WEIGHTED AVERAGE SHARES OUTSTANDING	2,224,455	2,232,239	2,253,087

See accompanying notes to the consolidated financial statements.

CCFNB Bancorp, Inc.

Consolidated Statements of Changes in Stockholders' Equity

					Accumulated
	Common				Other		Total
(In Thousands Except Per Share Data)	Stock			Retained	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Surplus	Earnngs	Income (loss)	Stock	Equity
Balance, December 31, 2008	2,253,080	$2,816	$27,173	$29,164	$1,622	$-	$60,775

Net income				5,877			5,877
Change in net unrealized gain on investment securities available-for-sale, net of reclassification adjustment and tax effects.					901		901
Common stock issuance under dividend reinvestment and stock purchase plans	17,770	22	359				381
Recognition of employee stock purchase plan expense			7				7
Purchase of treasury stock (22,500 shares)						(537)	(537)
Cash dividends, ($1.03 per share)				(2,318)			(2,318)

Balance, December 31, 2009	2,270,850	2,838	27,539	32,723	2,523	(537)	65,086

Net income				6,304			6,304
Change in net unrealized gain on investment securities available-for-sale, net of reclassification adjustment and tax effects.					(302)		(302)
Common stock issuance under dividend reinvestment and stock purchase plans	16,081	21	419				440
Recognition of employee stock purchase plan expense			6				6
Purchase of treasury stock (38,500 shares)						(1,050)	(1,050)
Cash dividends, ($1.18 per share)				(2,630)			(2,630)

Balance, December 31, 2010	2,286,931	2,859	27,964	36,397	2,221	(1,587)	67,854

Net income				6,776			6,776
Change in net unrealized gain on investment securities available-for-sale, net of reclassification adjustment and tax effects.					39		39
Common stock issuance under dividend reinvestment and stock purchase plans	14,056	17	451				468
Recognition of employee stock purchase plan expense			6				6
Purchase of treasury stock (27,900 shares)						(973)	(973)
Cash dividends, ($1.24 per share)				(2,755)			(2,755)

Balance, December 31, 2011	2,300,987	$2,876	$28,421	$40,418	$2,260	$(2,560)	$71,415

CCFNB Bancorp, Inc.

Consolidated Statements of Comprehensive Income

(In Thousands)	Years Ended December 31,
	2011		2010		2009
Net Income		$6,776		$6,304		$5,877
Other comprehensive income:
Change in unrealized gain on investment securities available-for-sale	163		(416)		1,750
Realized loss included in net income	(103)		(42)		(385)
Other comprehensive income (loss) before tax expense	60		(458)		1,365
Tax effect	20		(156)		464
Other comprehensive income (loss)		39		(302)		901
Comprehensive income		$6,815		$6,002		$6,778

See accompanying notes to the consolidated financial statements.

CCFNB Bancorp, Inc.

Consolidated Statements of Cash Flows

(In Thousands)	Years Ended December 31,
	2011	2010	2009

OPERATING ACTIVITIES
Net Income	$6,776	$6,304	$5,877
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	820	1,555	1,025
Depreciation and amortization of premises and equipment	801	944	1,023
(Gain) loss on sale of investment securities	(11)	-	316
Impairment loss on securites	114	42	69
Amortization and accretion on investment securities	885	933	606
Gain on sale of premises and equipment	(489)	(47)	(117)
Loss on sale of other real estate owned	-	11	94
Deferred income (benefit) taxes	(190)	(159)	35
Gain on sale of loans	(871)	(1,113)	(617)
Proceeds from sale of mortgage loans	27,947	46,273	35,074
Originations of mortgage loans held for resale	(30,235)	(46,898)	(33,847)
Amortization of intangibles and invesment in limited partnerships	705	741	801
Decrease in accrued interest receivable	304	374	382
Increases in cash surrender value of bank-owned life insurance	(2,471)	(502)	(497)
Decrease in accrued interest payable	(155)	(207)	(216)
Decrease (Increase) in prepaid FDIC assessment	344	547	(2,037)
Other, net	309	(251)	(1,501)
Net cash provided by operating activities	4,583	8,547	6,470
INVESTING ACTIVITIES
Investment securities available for sale:
Purchases	(108,827)	(116,087)	(117,943)
Proceeds from sales, maturities and redemptions	122,029	128,246	92,463
Proceeds from redemption of restricted securities	298	156	-
Purchase of restricted securities	(186)	(184)	(817)
Net increase in loans	(7,467)	(9,490)	(12,350)
Proceeds from sale of premises and equipment	1,272	249	1,294
Proceeds from sale of other real estate owned	-	318	996
Purchase of investment in limited partnership	-	(1,084)	-
Acquisition of premises and equipment	(1,332)	(556)	(2,174)
Net cash provided by (used for) investing activities	5,787	1,568	(38,531)
FINANCING ACTIVITIES
Net increase in deposits	26,255	11,504	27,979
Disposition of deposits on the sale of Hazleton branch	(17,668)	-	-
Net (decrease) increase in short-term borrowings	(471)	6,762	(3,465)
Proceeds from long-term borrowings	-	-	6,000
Repayment of long-term borrowings	(5)	(9,005)	(5)
Repayment of junior subordinate debentures	(4,640)	-	-
Acquisition of treasury stock	(973)	(1,050)	(537)
Proceeds from issuance of common stock	468	440	381
Cash dividends paid	(2,755)	(2,630)	(2,318)
Net cash provided by financing activities	211	6,021	28,035
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	10,581	16,136	(4,026)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	27,595	11,459	15,485
CASH AND CASH EQUIVALENTS, END OF PERIOD	$38,176	$27,595	$11,459

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest paid	$5,281	$5,333	$8,830
Income taxes paid	2,171	2,605	1,790
Securities acquired but not settled	381	499	-
Loans transferred to other real estate owned	3	300	746

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

RESTRICTED SECURITIES

Restricted equity securities consist of stock in the Federal Home Loan Bank of Pittsburgh (“FHLB – Pittsburgh”), and Atlantic Central Bankers Bank (“ACBB”) and do not have a readily determinable fair value because their ownership is restricted, and they can be sold back only to the FHLB-Pittsburgh, ACBB or to another member institution. Therefore, these securities are classified as restricted equity investment securities, carried at cost, and evaluated for impairment. At December 31, 2011, the Corporation held $2,865,000 in stock of the FHLB-Pittsburgh and $35,000 in stock of ACBB. At December 31, 2010, the Corporation held $2,949,000 in stock of FHLB-Pittsburgh and $35,000 in stock of ACBB.

The Corporation evaluated its holding of restricted stock for impairment and deemed the stock to not be impaired due to the expected recoverability of par value, which equals the value reflected within the Corporation’s financial statements. The decision was based on several items ranging from the estimated true economic losses embedded within FHLB’s mortgage portfolio to the FHLB’s liquidity position and credit rating. The Corporation utilizes the impairment framework outlined in GAAP to evaluate stock for impairment. The following factors were evaluated to determine the ultimate recoverability of the par value of the Corporation’s restricted stock holdings; (i) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted; (ii) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB; (iii) the impact of legislative and regulatory changes on the institutions and, accordingly, on the customer base of the FHLB; (iv) the liquidity position of the FHLB; and (v) whether a decline is temporary or whether it affects the ultimate recoverability of the FHLB stock based on (a) the materiality of the carrying amount to the member institution and (b) whether an assessment of the institution’s operational needs for the foreseeable future allow management to dispose of the stock. Based on the analysis of these factors, the Corporation determined that its holding of restricted stock was not impaired at December 31, 2011 and 2010.

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

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired. At the present time, select loans are not aggregated for collective impairment evaluation, as such; all loans are subject to individual impairment evaluation should the facts and circumstances pertinent to a particular loan suggest that such evaluation is necessary. Factors considered by management in determining impairment include payment status and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from collateral. Troubled debt restructurings are separately identified for impairment disclosures and are measured at the present value of estimated future cash flows using the loan’s effective rate at inception. If a troubled debt restructuring is considered to be a collateral dependent loan, the loan is reported, net, at the fair value of the collateral. For troubled debt restructurings that subsequently default, the Bank determines the amount of reserve in accordance with the accounting policy for the allowance for loan losses.

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

JUNIOR SUBORDINATE DEBENTURES

During 2006, CFC issued $4,640,000 in junior debentures due December 15, 2036 to Columbia Financial Statutory Trust I (Trust). On July 18, 2008, the Corporation became the successor to CFC and to this Trust, respectively. The Corporation owned all of the $140,000 in common equity of the Trust and the debentures were the sole asset of the Trust. The Trust, a wholly-owned unconsolidated subsidiary of the Corporation, issued $4,500,000 of floating-rate trust capital securities in a non-public offering in reliance on Section 4 (2) of the Securities Act of 1933. The floating-rate capital securities provided for quarterly distributions at a variable annual coupon rate, reset quarterly, based on the 3-month LIBOR plus 1.75%. The securities were called by the Corporation on December 15, 2011.

INTANGIBLE ASSETS – GOODWILL

Goodwill represents the excess of the purchase price over the fair market value of net assets acquired. The Corporation has recorded net goodwill of $7,937,000 at December 31, 2011 and 2010 related to the 2008 acquisition of Columbia Financial Corporation and its subsidiary, First Columbia Bank & Trust Co. In accordance with current accounting standards, goodwill is not amortized. Management performs an annual evaluation for impairment. Any impairment of goodwill results in a charge to income. The Corporation periodically assesses whether events or changes in circumstances indicate that the carrying amounts of goodwill and other intangible assets may be impaired. Goodwill is tested for impairment at the reporting unit level and an impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value.  The Company employs general industry practices in evaluating the impairment of its goodwill and other intangible assets.  The Company calculates the value of goodwill using a combination of the following valuation methods: dividend discount analysis under the income approach, which calculates the present value of all excess cash flows plus the present value of a terminal value, the price/earnings multiple under the market approach and the change in control premium to market price approach.  Based upon these reviews, management determined there was no impairment of goodwill during 2011 or 2010.  No assurance can be given that future impairment tests will not result in a charge to earnings.

INTANGIBLE ASSETS – CORE DEPOSIT

The Corporation has an amortizable intangible asset related to the deposit premium paid for the acquisition of Columbia Financial Corporation’s subsidiary, First Columbia Bank & Trust Co. This intangible asset is being amortized on a sum of the years digits method over 10 years and has a carrying value of $1,639,000 as of December 31, 2011. At December 31, 2010, the intangible asset had a carrying value of $2,192,000. The recoverability of the carrying value is evaluated on an ongoing basis, and permanent declines in value, if any, are charged to expense. Amortization of the core deposit intangible amounted to $554,000 and $576,000 for the years ended December 31, 2011 and 2010, respectively.

The estimated amortization expense of the core deposit intangible over its remaining life is as follows:

For the Year Ended:
2012	$435,000
2013	368,000
2014	301,000
2015	234,000
2016	166,000
Thereafter	135,000
Total	$1,639,000

OTHER REAL ESTATE OWNED

Real estate properties acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value on the date of foreclosure establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less cost to sell and is included in other assets. Revenues derived from and costs to maintain the assets and subsequent gains and losses on sales are included in other non-interest income and expense. The amount of other real estate owned was $3,000 and $0 as of December 31, 2011 and 2010, respectively and is included in other assets in the accompanying consolidated balance sheets.

BANK OWNED LIFE INSURANCE

The Corporation invests in Bank Owned Life Insurance (BOLI). Purchase of BOLI provides life insurance coverage on certain present and retired employees and Directors with the Corporation being owner and primary beneficiary of the policies.

INVESTMENTS IN LIMITED PARTNERSHIPS

The Corporation is a limited partner in four partnerships at December 31, 2011 that provide low income housing in the Corporation’s geographic market area. The investments are accounted for under the effective yield method. Under the effective yield method, the Corporation recognizes tax credits as they are allocated and amortizes the initial cost of the investment to provide a constant effective yield over the period that the tax credits are allocated to the Corporation. Under this method, the tax credits allocated, net of any amortization of the investment in the limited partnerships, are recognized in the consolidated statements of income as a component of income tax expense. The amount of tax credits allocated to the Corporation was $158,000 and the amortization of the investments in limited partnerships was $152,000 in 2011. The amount of tax credits allocated to the Corporation was $187,000 and the amortization of the investments in limited partnerships was $164,000 in 2010. The carrying value of the Corporation’s investments in limited partnerships was $1,455,000 and $1,607,000 at December 31, 2011 and 2010, respectively.

INVESTMENT IN INSURANCE AGENCY

The Corporation owned a 50 percent interest in a local insurance agency, a corporation organized under the laws of the Commonwealth of Pennsylvania. The income or loss from this investment was accounted for under the equity method of accounting. During 2011, the Corporation sold its interest in the insurance agency. The carrying value of this investment as of December 31, 2010 was $232,000, and was included in other assets in the accompanying consolidated balance sheets.

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

The Corporation and the Bank are subject to U.S. federal income tax and Commonwealth of Pennsylvania tax. The Corporation is no longer subject to examination by Federal or State taxing authorities for the years before 2007. At December 31, 2011 and December 31, 2010 the Corporation did not have any unrecognized tax benefits. The Corporation does not expect the amount of any unrecognized tax benefits to significantly increase in the next twelve months. The Corporation recognizes interest related to income tax matters as interest expense and penalties related to income tax matters as other noninterest expense. At December 31, 2011 and December 31, 2010, the Corporation does not have any amounts accrued for interest and/or penalties.

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

ADVERTISING COSTS

It is the Corporation’s policy to expense advertising costs in the period in which they are incurred Advertising expense for the years ended December 31, 2011, 2010, and 2009 was approximately $219,000, $224,000, and $199,000, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2011, the FASB issued guidance within the ASU 2011-02 “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.” ASU 2011-02 clarifies when a loan modification restructuring is considered a troubled debt restructuring. The adoption of this guidance did not have a material impact on the Corporation’s consolidated statement of income (loss), its consolidated balance sheet, or its consolidated statement of cash flows.

In April 2011, the FASB issued guidance within the ASU 2011-04, “Amendments to Achieve Common Fair Value measurement and Disclosure Requirements in U.S. GAAP and IFRSs”. This ASU amends existing guidance regarding the highest and best use and valuation assumption by clarifying these concepts are only applicable to measuring the fair value of nonfinancial assets. The ASU also clarifies that the fair value measurement of financial assets and financial liabilities which have offsetting market risks or counterparty credit risks that are managed on a portfolio basis, when several criteria are met, can be measured at the net risk position. Additional disclosures about Level 3 fair value measurements are required including a quantitative disclosure of the unobservable inputs and assumptions used in the measurement, a description of the valuation process in place, and discussion of the sensitivity of fair value changes in unobservable inputs and interrelationships about those inputs as well as disclosure of the level of the fair value of items that are not measured at fair value in the financial statements but disclosure of fair value if required. ASU 2011-04 is effective for the Corporation’s reporting period beginning after December 15, 2011, and will be applied prospectively. The Corporation is currently evaluating the impact of this ASU and does not expect this guidance to have a material impact on the Corporation’s consolidated statement of income, its consolidated balance sheet or its consolidated statement of cash flows.

In June 2011, the FASB issued guidance within ASU 2011-05, “Presentation of Comprehensive Income”. This ASU amends current guidance to allow a company the option of presenting the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments do not change the option for a company to present components of other comprehensive income either net of related tax effects or before related tax effects, with one amount shown for the aggregate income tax expense (benefit) related to the total of other comprehensive income items. The amendments do not affect how earnings per share is calculated or presented. The provisions of ASU 2011-05 are effective for the Corporation’s reporting period beginning after December 15, 2011, and will be applied retrospectively. The Corporation has adopted this guidance and the adoption of this guidance did not have any impact on the Corporation’s consolidated statement of income (loss), its consolidated balance sheet, or its consolidated statements of cash flows.

In September 2011, the FASB issued an update ASU 2011-08, “Testing Goodwill for Impairment”, to simplify the current two-step goodwill impairment test in FASB ASC Topic 350-20, “Intangibles – Goodwill and Other: Goodwill”. This update permits entities to first perform a qualitative assessment to determine whether it is more likely than not ( likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. If the entity determines that it is more likely than not that the fair value or a reporting unit is less than its carrying amount, it would then perform the first step of the goodwill impairment test; otherwise, no further impairment test would be required. This guidance is effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Corporation does not anticipate this update will have a material impact on its consolidated financial statements.

RECLASSIFICATIONS

Certain amounts in the consolidated financial statements of the prior years have been reclassified to conform to presentations used in the 2011 consolidated financial statements. Such reclassifications had no effect on the Corporation's consolidated financial condition or net income.

2. RESTRICTED CASH BALANCES

The Bank is required to maintain average clearing balances with the Federal Reserve Bank. The amount required at December 31, 2011 was $150,000.

3. INVESTMENT SECURITIES AVAILABLE-FOR-SALE

The amortized cost, related estimated fair value, and unrealized gains and losses for investment securities were as follows at December 31, 2011 and 2010:

(In Thousands)	2011
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Obligation of U.S.Government Corporations and Agencies:
Mortgage-backed	$96,890	$2,693	$(90)	$99,493
Other	73,963	208	(10)	74,161
Obligations of state and political subdivisions	20,050	799	-	20,849
Total debt securities	190,903	3,700	(100)	194,503
Marketable equity securities	2,018	121	(297)	1,842
Total investment securities AFS	$192,921	$3,821	$(397)	$196,345

(In Thousands)	2010
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Obligation of U.S.Government Corporations and Agencies:
Mortgage-backed	$129,008	$3,794	$(287)	$132,515
Other	59,046	279	(422)	58,903
Obligations of state and political subdivisions	13,625	115	(69)	13,671
Total debt securities	201,679	4,188	(778)	205,089
Marketable equity securities	2,130	148	(194)	2,084
Total investment securities AFS	$203,809	$4,336	$(972)	$207,173

Securities available-for-sale with an aggregate fair value of $102,756,000 and $94,979,000 at December 31, 2011 and 2010, respectively, were pledged to secure public funds, trust funds, securities sold under agreements to repurchase and other balances of $84,159,000 and $70,861,000 at December 31, 2011 and 2010, respectively, as required by law.

The amortized cost and estimated fair value of investment securities, by expected maturity, are shown below at December 31, 2011. Expected maturities on debt securities will differ from contractual maturities, because some borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Other securities and marketable equity securities are not considered to have defined maturities and are included in the “Due after ten years” category:

			Weighted
(In Thousands)	Amortized	Estimated	Average
	Cost	Fair Value	Yield
Due in one year or less	$2,093	$2,094	0.66%
Due after one year to five years	64,118	64,326	1.13%
Due after five years to ten years	28,952	29,800	3.82%
Due after ten years	97,758	100,125	3.46%
Total	$192,921	$196,345

There were no aggregate investments with a single issuer (excluding the U. S. Government and its Agencies) which exceeded ten percent of consolidated stockholders’ equity at December 31, 2011. The quality rating of all obligations of state and political subdivisions were “A” or higher on all but two securities, as rated by Moody’s or Standard and Poors. Two securities were rated “BBB” The only exceptions were local issues which were not rated, but were secured by the full faith and credit obligations of the communities that issued these securities. All of the state and political subdivision investments were actively traded in a liquid market.

Proceeds from sales, maturities and redemptions of investments in debt and equity securities classified as available-for-sale during 2011, 2010 and 2009 were $122,029,000, $128,246,000, and $92,463,000, respectively. For the year ended December 31, 2011, the Corporation realized gross gains of $11,000 and $0 gross losses. For the year ended December 31, 2010 and 2009, the Corporation did not realize a gross gain. Gross losses realized on these sales for the years ended December 31, 2010 and 2009 were $0 and $316,000, respectively.

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

The following summary shows the gross unrealized losses and fair value, aggregated by investment category of those individual securities that have been in a continuous unrealized loss position for less than or more than 12 months as of December 31, 2011 and 2010:

	2011
(In Thousands)	Less than Twelve Months		Twelve Months or Greater		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	$5,928	$24	$6,132	$66	$12,060	$90
Other	20,490	10	-	-	20,490	10
Obligations of state and political subdivisions	-	-	-	-	-	-
Total debt securities	26,418	34	6,132	66	32,550	100
Equity securities	845	176	204	121	1,049	297
Total	$27,263	$210	$6,336	$187	$33,599	$397

	2010
(In Thousands)	Less than Twelve Months		Twelve Months or Greater		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	$33,482	$287	$-	$-	$33,482	$287
Other	29,578	422	-	-	29,578	422
Obligations of state and political subdivisions	3,849	69	-	-	3,849	69
Total debt securities	66,909	778	-	-	66,909	778
Equity securities	45	3	1,005	191	1,050	194
Total	$66,954	$781	$1,005	$191	$67,959	$972

At December 31, 2011, the Corporation had a total of 276 debt securities and 46 equity security positions. At December 31, 2011, there were a total of 14 individual debt securities and 15 individual equity securities that were in a continuous unrealized loss position for less than twelve months. At December 31, 2011, there were four debt securities and 9 individual equity securities in a continuous loss position for greater than twelve months.

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

The Corporation’s marketable equity securities consist of common stock positions in various Commercial Banks, Savings and Loans/Thrifts, and Diversified Financial Service Corporations varying in asset size and geographic region. The Corporation’s equity securities represent less than 1 percent of the total available for sale investments as of December 31, 2011. The following tables display the Corporation’s holdings of these securities by asset size and geographic region as of December 31, 2011:

	December 31, 2011
(In Thousands)		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
Asset size($)	Cost	Gains	Losses	Value

Under $1 Billion	$449	$73	$(41)	$481
$1 to $5 Billion	218	6	(20)	204
$6 to $100 Billion	665	32	(143)	554
Over $100 Billion	686	10	(93)	603
	$2,018	$121	$(297)	$1,842

	December 31, 2011
(In Thousands)		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
Geographic Region	Cost	Gains	Losses	Value

Eastern U.S.	$1,004	$99	$(138)	$965
Southeastern U.S.	110	-	(22)	88
Western U.S.	53	-	(18)	35
National	851	22	(119)	754
	$2,018	$121	$(297)	$1,842

The fair market value of the equity securities tends to fluctuate with the overall equity markets as well as the trends specific to each institution. The equity securities portfolio is reviewed in a similar manner as that of the debt securities with greater emphasis placed on the length of time the market value has been less than the carrying value and the financial sector outlook. The Corporation also reviews dividend payment activities, levels of non performing assets and loan loss reserves, and whether or not the issuer is participated in the TARP Capital Purchase Program. The starting point for the equity analysis is the length and severity of market value decline. The Corporation and an independent consultant monitor the entire portfolio monthly with particular attention given to securities in a continuous loss position of at least ten percent for over twelve months. During 2011, impairment was recognized on a few securities which management believed that a sufficient amount of credit damage had occurred relative to the issuer’s capital position to render the security unlikely to recover to our cost within the near term. For the years ended December 31, 2011, 2010 and 2009 the Corporation recorded an other-than-temporary impairment totaling $114,000, $42,000 and $69,000, respectively related to the investment in these equity securities. Securities with an unrealized loss that were determined to be other-than-temporary were written down to fair value, with the write-down recorded as a realized loss included in security (losses) gains. The Corporation evaluated the near-term prospects of the issuer in relation the severity and duration of the market value decline as well as the other attributes listed above. Based on that evaluation and the Corporation’s ability and intent to hold these equity securities for a reasonable period of time sufficient for a forecasted recovery of fair value, the Corporation does not consider these equity securities to be other-than-temporarily impaired at December 31, 2011.

4. LOANS

Major classifications of loans at December 31, 2011 and 2010 consisted of:

(In Thousands)
	2011	2010
Commercial, financial and agricultural	$41,487	$33,819
Tax-exempt	27,145	25,180
Commercial real estate:
Commercial mortgages	87,268	95,688
Other construction and land development loans	10,294	6,284
Secured by farmland	5,742	5,697
Consumer real estate:
Home equity loans	18,500	21,687
Home equity lines of credit	18,350	17,802
1-4 family residential mortgages	128,149	121,665
Construction	6,945	5,405
Installment loans to individuals	6,959	7,232
Unearned discount	(1)	(6)
Gross loans	$350,838	$340,453

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

The Corporation contracts an independent third party consultant that reviews and validates the credit risk program on an annual basis. Results of theses reviews are presented to management and the Board of Directors. The loan review process complements and reinforces the risk identification and assessment decisions made by lenders and credit personnel, as well as the Corporation’s loan policies and procedures.

Real estate loans held-for-sale in the amount of $5,164,000 at December 31, 2011 and $2,005,000 at December 31, 2010 are included in consumer real estate loans above and are carried at the lower of cost or market.

The aggregate amount of demand deposits that have been reclassified as consumer loan balances at December 31, 2011 and 2010 are $187,000 and $137,000, respectively.

The Corporation uses the following definitions for risk ratings, which are consistent with the definitions used in supervisory guidance:

Special Mention. Loans classified as special mention have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date.

Substandard. Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well–defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

Doubtful. Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

Loans not meeting the criteria above are analyzed individually as part of the above described process and are considered to be pass rated loans.

As of December 31, 2011, based on the most recent credit analysis performed, the risk category of loans by class of loans (including loans held for sale) is a follows:

	December 31, 2011
	Commercial,
	Financial &	Commercial	Consumer	Installment Loans
(In Thousands)	Agricultural	Real Estate	Real Estate	to Individuals	Total
Pass	$64,468	$88,916	$170,410	$6,933	$330,727
Special Mention	596	4,766	20	-	5,382
Substandard	3,568	9,622	1,514	25	14,729
Doubtful	-	-	-	-	-
Total	$68,632	$103,304	$171,944	$6,958	$350,838

As of December 31, 2010, based on the most recent analysis performed, the risk category of loans by class of loans (including loans held for sale) is as follows:

	December 31, 2010
	Commercial,
	Financial &	Commercial	Consumer	Installment Loans
(In Thousands)	Agricultural	Real Estate	Real Estate	to Individuals	Total
Pass	$55,896	$91,482	$165,233	$7,216	$319,827
Special Mention	1,201	6,316	-	-	7,517
Substandard	1,902	9,871	1,326	10	13,109
Doubtful	-	-	-	-	-
Total	$58,999	$107,669	$166,559	$7,226	$340,453

Concentrations of Credit Risk

Most of the Corporation’s lending activity occurs within the Bank’s primary market area which encompasses Columbia County, a 484 square mile area located in Northcentral Pennsylvania. The majority of the Corporation’s loan portfolio consists of commercial and consumer real estate loans. As of December 31, 2011 and 2010, there were no concentrations of loans related to any single industry in excess of 10% of total loans.

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

Non-accrual loans, segregated by class of loans, were as follows as of December 31:

(In Thousands)	2011	2010	2009
Commercial, financial and agricultural	$718	$224	$145
Tax-exempt		-	-
Commercial real estate:
Commercial mortgages	2,020	2,166	3,100
Other construction and land development loans	-	-	-
Secured by farmland	-	-	-
Consumer real estate:
Home equity loans	357	297	109
Home equity lines of credit	-	-	92
1-4 family residential mortgages	1,373	1,141	915
Construction	-	-	-
Installment loans to individuals	15	-	-

Total	$4,483	$3,828	$4,361

The gross interest that would have been recorded if all non-accrual loans during the year had been current in accordance with their original terms and the amounts actually recorded in income were as follows:

(In Thousands)	2011	2010	2009

Gross interest due under terms	$253	$224	$285
Amount included in income	(216)	(187)	(241)
Interest income not recognized	$37	$37	$44

At December 31, 2011, there were no significant commitments to lend additional funds with respect to non-accrual and restructured loans.

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

An age analysis of past due loans, segregated by class of loans, as of December 31, 2011 were as follows:

	2011
	Loans	Loans				Accruing Loans
(In Thousands)	30-89 Days	90 or more days	Total Past	Current	Total	90 or more
	Past Due	Past Due	Due Loans	Loans	Loans	Days Past Due
Commercial, financial and agricultural	$115	$718	$833	$40,654	$41,487	$-
Tax-exempt	-	-	-	27,145	27,145	-
Commercial real estate:
Commercial mortgages	-	2,020	2,020	85,248	87,268	-
Other construction and land development loans	-	-	-	10,294	10,294	-
Secured by farmland	316	-	316	5,426	5,742	-
Consumer real estate:
Home equity loans	164	357	521	17,979	18,500	-
Home equity lines of credit	61	-	61	18,289	18,350	-
1-4 family residential mortgages	565	1,373	1,938	126,211	128,149	-
Construction	-	-	-	6,945	6,945	-
Installment loans to individuals	6	15	21	6,938	6,959	-
Unearned discount	-	-	-	(1)	(1)
Gross loans	$1,227	$4,483	$5,710	$345,128	$350,838	$-

There were no loans past due 90 days and still accruing interest at December 31, 2011, 2010 and 2009.

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

No additional charge to operations was required to provide for these impaired loans as the specifically allocated allowance of $680,000 at December 31, 2011, is estimated by management to be adequate to provide for the loan loss allowance associated with these impaired loans. The average recorded investment in impaired loans during the years ended December 31, 2011, 2010 and 2009 was approximately $4,656,000, $4,465,000 and $4,956,000, respectively.

Impaired loans are set forth in the following table as of December 31:

	2011
	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment	Total
(In Thousands)	Principal	With No	With	Recorded	Related
	Balance	Allowance	Allowance	Investment	Allowance
Commercial, financial and agricultural	$987	$861	$126	$987	$126
Tax-exempt	-	-	-	-	-
Commercial real estate:
Commercial mortgages	2,244	1,699	545	2,244	242
Other construction and land development loans	-	-	-	-	-
Secured by farmland	458	458	-	458	-
Consumer real estate:
Home equity loans	397	137	260	397	157
Home equity lines of credit	9	-	9	9	9
1-4 family residential mortgages	1,373	858	515	1,373	135
Construction	-	-	-	-	-
Installment loans to individuals	15	4	11	15	11
Gross loans	$5,483	$4,017	$1,466	$5,483	$680

46

	2010
	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment	Total
(In Thousands)	Principal	With No	With	Recorded	Related
	Balance	Allowance	Allowance	Investment	Allowance
Commercial, financial and agricultural	$498	$463	$35	$498	$15
Tax-exempt	-	-	-	-	-
Commercial real estate:
Commercial mortgages	2,325	484	1,841	2,325	499
Other construction and land development loans	-	-	-	-	-
Secured by farmland	319	319	-	319	-
Consumer real estate:
Home equity loans	411	112	299	411	209
Home equity lines of credit	-	-	-	-	-
1-4 family residential mortgages	1,211	716	495	1,211	90
Construction	-	-	-	-	-
Installment loans to individuals	-	-	-	-	-
Gross loans	$4,764	$2,094	$2,670	$4,764	$813

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

The following table details activity in the allowance for possible loan losses by portfolio segment for the years ended December 31, 2011, 2010, and 2009. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

(In Thousands)	2011
	Commercial	Commercial	Consumer	Installment
	Financial &	Real	Real	Loans
	Agricultural	Estate	Estate	Individuals	Unallocated	Total
Balance, beginning of year	$752	$2,286	$1,243	$106	$414	$4,801
Provision charged to operations	244	(577)	560	50	543	820
Loans charged off	(38)	(8)	(179)	(53)	-	(278)
Recoveries	1	-	11	28	-	40
Ending balance	$959	$1,701	$1,635	$131	$957	5,383

Ending balance individually evaluated for impairment	$126	$242	$301	$11	$-	$680

Ending balance collectively evaluated for impairment	$833	$1,459	$1,334	$120	$957	$4,703

(In Thousands)	2010
	Commercial	Commercial	Consumer	Installment
	Financial &	Real	Real	Loans
	Agricultural	Estate	Estate	Individuals	Unallocated	Total
Balance, beginning of year	$567	$1,793	$1,339	$149	$362	$4,210
Provision charged to operations	156	1,464	(87)	(30)	52	1,555
Loans charged off	(5)	(973)	(21)	(37)	-	(1,036)
Recoveries	34	2	12	24	-	72
Ending balance	$752	$2,286	$1,243	$106	$414	4,801

Ending balance individually evaluated for impairment	$15	$499	$299	$-	$-	$813

Ending balance collectively evaluated for impairment	$737	$1,787	$944	$106	$414	$3,988

(In Thousands)	2009
	Commercial	Commercial	Consumer	Installment
	Financial &	Real	Real	Loans
	Agricultural	Estate	Estate	Individuals	Unallocated	Total
Balance, beginning of year	$402	$1,340	$1,121	$158	$737	$3,758
Provision charged to operations	280	448	619	51	(373)	1,025
Loans charged off	(116)	-	(407)	(76)	-	(599)
Recoveries	1	4	6	15	-	26
Ending balance	$567	$1,792	$1,339	$148	$364	4,210

Ending balance individually evaluated for impairment	$-	$393	$101	$-	$-	$494

Ending balance collectively evaluated for impairment	$567	$1,399	$1,238	$148	$364	$3,716

The Corporation’s recorded investment in loans as of December 31, 2011 and 2010 related to each balance in the allowance for possible loan losses by portfolio segment and disaggregated on the basis of the Corporation’s impairment methodology was as follows:

(In Thousands)	2011
	Commercial	Commercial	Consumer	Installment
	Financial &	Real	Real	Loans
	Agricultural	Estate	Estate	Individuals	Total
Ending balance individually evaluated for impairment	$987	$2,702	$1,779	$15	$5,483

Ending balance collectively evaluated for impairment	67,645	100,602	170,165	6,943	345,355

Ending balance	$68,632	$103,304	$171,944	$6,958	$350,838

(In Thousands)	2010
	Commercial	Commercial	Consumer	Installment
	Financial &	Real	Real	Loans
	Agricultural	Estate	Estate	Individuals	Total
Ending balance individually evaluated for impairment	$498	$2,644	$1,622	$-	$4,764

Ending balance collectively evaluated for impairment	58,501	105,025	164,937	7,226	335,689

Ending balance	$58,999	$107,669	$166,559	$7,226	$340,453

Loan Modifications

From time to time, the Bank may agree to modify the contractual terms of a borrower’s loan. In cases where such modifications represent a concession to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring. Loans modified in a troubled debt restructuring may be placed on nonaccrual status until the Bank determines the future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrate a period of performance according to the restructured terms of six months. Loan modifications considered troubled debt restructurings completed during the year ended December 31, 2011 and 2010 were as follows:

(In Thousands)	2011
	Commercial	Commercial	Consumer	Installment
	Financial &	Real	Real	Loans
	Agricultural	Estate	Estate	Individuals	Total

Number of contracts	1	2	4	-	7

Pre-modification outstanding recorded investment	$268	$1,262	$171	$-	$1,701

Post-modification outstanding recorded investment	$268	$1,262	$171	$-	$1,701

(In Thousands)	2010
	Commercial	Commercial	Consumer	Installment
	Financial &	Real	Real	Loans
	Agricultural	Estate	Estate	Individuals	Total

Number of contracts	-	1	-	-	1

Pre-modification outstanding recorded investment	$-	$319	$-	$-	$319

Post-modification outstanding recorded investment	$-	$319	$-	$-	$319

5. MORTGAGE SERVICING RIGHTS

The Bank sells real estate mortgages. The mortgage loans sold which are serviced for others are not included in the accompanying Consolidated Balance Sheets. The unpaid principal balances of mortgage loans serviced for others were $87,733,000 and $75,647,000 at December 31, 2011 and 2010, respectively. The balances of amortized mortgage servicing rights included in other assets at December 31, 2010 and 2009 were $622,000 and $491,000, respectively. Valuation allowances were not provided since fair values were determined to equal carrying values. Fair values were determined using a discount rate of 6% and average expected lives of 3 to 6 years.

The following summarizes mortgage servicing rights capitalized and amortized:

(In Thousands)	2011	2010

Balance, beginning of year	$491	$344
Servicing asset additions	221	235
Amortization	(90)	(88)
Balance, end of year	$622	$491

The Bank does not require custodial escrow accounts in connection with the foregoing loan servicing.

6. PREMISES AND EQUIPMENT

A summary of premises and equipment at December 31, 2011 and 2010 follows:

(In Thousands)	2011	2010

Land	$1,571	$1,684
Premises	12,068	11,942
Furniture and equipment	9,384	9,244
Leasehold improvements	-	64
Total	23,023	22,934
Less accumulated depreciation and amortization	11,283	10,942
Net premises and equipment	$11,740	$11,992

Depreciation amounted to $801,000, $944,000 and $1,023,000 in 2011, 2010 and 2009, respectively.

7. DEPOSITS

Major classifications of deposits at December 31, 2011 and 2010 consisted of:

(In Thousands)	2011	2010

Demand deposits	$85,334	$62,877
Interest-bearing demand deposits	74,811	70,953
Savings	116,968	107,679
Time deposits over $100,000	69,237	79,678
Other time deposits	136,029	152,605
Total deposits	$482,379	$473,792

The following is a schedule reflecting remaining maturities of time deposits of $100,000 and over at December 31, 2011:

(In Thousands)
2012	$30,554
2013	17,163
2014	11,431
2015	7,221
2016	2,868
Total	$69,237

Interest expense related to time deposits of $100,000 or more was $1,400,000 in 2011, $1,703,000 in 2010 and $1,915,000 in 2009.

8. SHORT-TERM BORROWINGS

Securities sold under agreements to repurchase and Federal Home Loan Bank advances generally represented overnight or less than 30-day borrowings. U.S. Treasury tax and loan notes for collections made by the Bank were payable on demand. Short-term borrowings consisted of the following at December 31, 2011 and 2010:

	2011
		Weighted	Maximum
(In Thousands)	Ending	Average	Month End	Average
	Balance	Balance	Balance	Rate
Securities sold under agreements to repurchase	$58,288	$56,128	$63,258	0.56%
Other short-term borrowings	-	-	-	0.00%
U.S. Treasury tax and loan notes	-	632	1,000	0.00%
Total	$58,288	$56,760	$64,258	0.56%

	2010
		Weighted	Maximum
(In Thousands)	Ending	Average	Month End	Average
	Balance	Balance	Balance	Rate
Securities sold under agreements to repurchase	$57,824	$52,315	$62,172	0.81%
Other short-term borrowings	-	773	4,075	0.73%
U.S. Treasury tax and loan notes	935	603	1,000	0.00%
Total	$58,759	$53,691	$67,247	0.79%

9. LONG-TERM BORROWINGS

Long-term borrowings consist of advances due to the FHLB - Pittsburgh. Under terms of a blanket agreement, the loans were secured by certain qualifying assets of the Bank which consisted principally of first mortgage loans. The carrying value of these collateralized items was $152,002,000 at December 31, 2011. The Bank has lines of credit with the Federal Reserve Bank Discount Window, Wells Fargo Bank, and FHLB – Pittsburgh in the aggregate amount of $157,002,000 at December 31, 2011. The unused portion of these lines of credit was $150,884,000 at December 31, 2011. Long-term borrowings consisted of the following at December 31, 2011 and 2010:

(In Thousands)	2011	2010

Loan dated June 25, 1998 in the original amount of $72,000 for a 30-year term requiring monthly payments of $425 including interest at 5.86%.	$54	$56

Loan dated February 23, 1999 in the original amount of $29,160 for a 20-year term requiring monthly payments of $179 including interest at 5.50%.	19	20

Loan dated August 20, 1999 in the original amount of $32,400 for a 20-year term requiring monthly payments of $199 including interest at 5.50%.	22	23

Loan dated December 13, 2000 in the original amount of $32,092 for a 20-year term requiring monthly payments of $197 including interest at 5.50%.	23	24

Three FHLB Fixed Rate Community Lending Program loans dated May 7, 2009 in the original amount of $1,000,000 each for terms ranging from 3 to 5 years. At December 31, 2011 the interest rates ranged from 2.03% to 2.94%.	3,000	3,000

Three FHLB Fixed Rate Community Lending Program loans dated July 15, 2009 in the original amount of $1,000,000 each for terms ranging from 3 to 5 years. At December 31, 2011 the interest rates ranged from 1.99% to 3.04%.	3,000	3,000

Total	$6,118	$6,123

The following is a schedule reflecting remaining maturities of long-term debt at December 31, 2011:

(In Thousands)
2012	$2,005
2013	2,005
2014	2,005
2015	5
2016	5
Thereafter	93
Total	$6,118

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

		Average Per Share
		Employees'	Market
	Number	Purchase	Value
	of Shares	Price	of Shares

2011	1,777	$29.34	$32.60
2010	2,149	$24.19	$27.00
2009	3,154	$20.96	$22.55

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

	Number	Total
(In Thousands, Except Per Share Data)	of Shares	Proceeds
Year:
2011	12,279	$417
2010	13,932	$387
2009	14,616	$319

11. INCOME TAXES

The provision for income tax expense consisted of the following components:

	For the Years Ended December 31,
(In Thousands)	2011	2010	2009

Currently payable	$2,505	$2,496	$1,980
Deferred (benefit) tax	(189)	(170)	75

Total income tax provision	$2,316	$2,326	$2,055

A reconciliation of the actual provision for federal income tax expense and the amounts which would have been recorded based upon the statutory rate of 34% follows:

(In Thousands)	2011		2010		2009
	Amount	%	Amount	%	Amount	%

Provision at statutory rate	$3,091	34.0%	$2,934	34.0%	$2,697	34.0%
Tax-exempt income	(566)	(6.2)	(462)	(5.4)	(428)	(5.4)
Bank-owned life insurance income-net	(141)	(1.6)	(151)	(1.7)	(152)	(1.9)
Tax credit from limited partnerships less amortization, net	(139)	(1.5)	(131)	(1.5)	(133)	(1.7)
Non-decuctible expenses	527	5.8	35	0.4	38	0.5
Other, net	(456)	(5.0)	101	1.2	33	0.4

Effective income tax and rate	$2,316	25.5%	$2,326	27.0%	$2,055	25.9%

The net deferred tax liability recorded by the Corporation consisted of the following tax effects of temporary timing differences at December 31, 2011 and 2010:

	(In Thousands)	2011	2010
	Deferred tax assets:
	Allowance for loan losses	$1,684	$1,376
	Allowance for off balance sheet losses	22	3
	Deferred compensation and director's fees	505	457
	Non-accrual loan interest	15	23
	Investment in limited partnerships	155	126
	Impairment losses on investment securities	426	393
*	Property valuation	19	238
	Capital loss carryforward	139	159
	Total	2,965	2,775
	Deferred tax liabilities:
	Loan fees and costs	(79)	(63)
	Bond accretion	(99)	(88)
	Depreciation	(679)	(619)
	Investment in insurance agency	-	(22)
*	Intangibles	(588)	(1,185)
*	Other	(563)	(30)
	Unrealized investment security gains	(1,164)	(1,144)
	Total	(3,172)	(3,151)
	Deferred tax liability, net	$(207)	$(376)

The above net deferred tax liability is included in other liabilities on the accompanying consolidated balance sheets. Those items noted with an (*) resulted from the 2008 acquisition of Columbia Financial Corporation. Except for the capital loss carryover, it is anticipated that all tax assets shown above will be realized and accordingly no valuation allowance was provided. The Corporation has a capital loss carryforward in the amount of $608,000 as of December 31, 2011. It is possible, due to term limits on the carryover, that not all of the capital losses will be utilized before expiration. Therefore, the Corporation has recorded a valuation allowance in the amount of $200,000 as of December 31, 2011.

The Corporation and the Bank file a consolidated federal income tax return. The Corporation is also required to file a separate state income tax return and has available state operating loss carryforwards totaling $1,411,000. The losses expire through 2038. The related deferred net state tax asset in the amount of $141,000 has been fully reserved and is not reflected in the net tax asset since management is of the opinion that such assets will not be realized in the foreseeable future.

12. EMPLOYEE BENEFIT AND DEFERRED COMPENSATION PLANS

EMPLOYEE BENEFIT PLANS

The Bank maintains a 401K salary deferral profit sharing plan for the benefit of its employees. Under the salary deferral component, employees may elect to contribute a percentage of compensation up to the maximum amount allowable not to exceed the limits of IRS Code Section 401(K). The Corporation matches 100% of employee contributions up to 4% of compensation. Under the profit sharing component, contributions are made at the discretion of the Bank’s Board of Directors. Matching contributions amounted to $215,000, $204,000 and $195,000 for the years ended December 31, 2011, 2010 and 2009, respectively. There were no discretionary contributions for the years ended December 31, 2011, 2010 and 2009.

DEFERRED COMPENSATION PLANS

Directors

During 2003, the directors were given the option of receiving or deferring their directors’ fees under a non-qualified deferred compensation plan which allows the director to defer such fees until the year following the expiration of the directors’ term. Payments are then made over specified terms under these arrangements up to a ten-year period. Interest is to accrue on these deferred fees at a 5-year certificate of deposit rate, which was 4.62% in 2008. The certificate of deposit rate will reset in January 2013. Three directors have elected to participate in this program and the total accrued liability as of December 31, 2011 and 2010 was $267,000, and $255,000, respectively.

Total directors’ fees, including amounts currently paid for the years ended December 31, 2011, 2010 and 2009 were $263,000, $274,000 and $284,000, respectively.

During 2008, the directors were given the option of receiving or deferring their directors’ fees under a non-qualified deferred compensation plan with the same features as the above plan. The interest rate that will be paid beginning with the January 2009 director pay is 4% for a 5-year period and will reset in January 2014. Two directors elected to participate in this plan for 2011. Total accrued liability as of December 31, 2011 and 2010 was $110,000 and $70,000. The same two directors have elected to participate in this plan for 2012.

Officers

In 1992, the Bank entered into agreements with two executive officers to establish non-qualified deferred compensation plans. Each officer deferred compensation in order to participate in this deferred compensation plan. If the officer continued to serve as an officer of the Bank until he attained 65 years of age, the Bank agreed to pay him 120 guaranteed consecutive monthly payments commencing on the first day of the month following the officer's 65th birthday. Each officer's guaranteed monthly payment was based upon the future value of life insurance purchased with the compensation the officer has deferred. The Bank obtained life insurance (designating the Bank as the beneficiary) on the life of each participating officer in an amount which is intended to cover the Bank's obligations under this deferred compensation plan, based upon certain actuarial assumptions. During 2002, the agreements with the two executive officers were modified. Under one agreement, the executive officer receives $225,000 payable monthly over a 10-year period commencing in February 2003. Under another agreement, another executive officer receives $175,000 payable monthly over a 10-year period commencing in April 2003. This second agreement also provided post-employment health care benefits to the executive officer until the attainment of age 65. As of December 31, 2011 and 2010, the net cash value of insurance policies was $518,000 and $492,000, respectively, and the total accrued liability, equal to the present value of these obligations, was $45,000 and $82,000, respectively, relating to these retired executive officers' deferred compensation plans.

In April 2003, the Bank entered into non-qualified deferred compensation agreements with three senior officers to provide supplemental retirement benefits commencing with the executive’s retirement and ending 15 years thereafter. One participant began payout during 2009 with amount received being $8,000 during 2009 and $20,000 each year thereafter. The deferred compensation expense related to these agreements for the years ended December 31, 2011, 2010 and 2009 was $106,000, $99,000 and $113,000 respectively, and the total accrued liability as of December 31, 2010 and 2009 was $823,000 and $737,000, respectively.

In 2009, the Bank entered into a non-qualified deferred compensation agreement with one senior officer to provide supplemental retirement benefits commencing with the executive’s retirement and ending 15 years thereafter. The deferred compensation expense related to this agreement for the years ended December 31, 2011, 2010 and 2009 was $25,000, $23,000 and $12,000 respectively and the total accrued liability as of December 31, 2011 and 2010 was $60,000 and $35,000, respectively.

In December 2010, the Bank entered into a Supplemental Executive Retirement Plan for one senior officer to provide supplemental retirement benefits commencing with the executive’s retirement and ending 15 years thereafter. The deferred compensation expense related to this agreement for the year ended December 31, 2011 was $13,000 and the total accrued liability as of December 31, 2011 was $13,000.

The Bank entered into agreements to provide post-retirement benefits to employees in the form of life insurance payable to the employee’s estate upon their death through endorsement split dollar life insurance arrangements. The Corporation adopted the guidance in FASB ASC 715-60-35 Compensation – Retirement Benefits – Post Retirement effective January 1, 2007 to recognize the liability for future benefits in the amount of $12,000. The post- retirement benefit expense related to these split dollar arrangements amounted to $2,000, $0 and $23,000 for the years ended December 31, 2011, 2010 and 2009. The total accrued liability for the split dollar post retirement benefits amounted to $168,000 and $166,000 for the years ended December 31, 2011 and 2010, respectively.

Total deferred compensation and split dollar post retirement benefit expense for current and retired officers for the years ended December 31, 2011, 2010 and 2009 was $150,000, $122,000 and $155,000, respectively, and the total accrued liability under the officers’ deferred compensation and split dollar post retirement plans as of December 31, 2011 and 2010 was $1,109,000 and $1,017,000, respectively.

13. LEASE COMMITMENTS AND CONTINGENCIES

The Corporation leases facilities, office equipment, and license to utilize software under operating leases expiring through 2031. Rental expense under operating leases totaled approximately $279,000 in 2011, $210,000 in 2010 and $149,000 in 2009. Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of 1 year as of December 31, 2011 are as follows:

(In Thousands)
2012	$308
2013	152
2014	83
2015	48
2016	48
Thereafter	543
Total	$1,182

In 2008, the Corporation purchased the license to utilize banking software, and entered into contractual commitments to pay annual license fees associated with the software. The license fees were waived for the first year and future fees are payable based on the Bank’s asset size. As part of the agreement, the second and third year license fees will be based on the Bank’s asset size as of March 31, 2008. The Corporation estimates the annual fees for the years ended December 31, 2012 and 2013 will amount to $197,000 and $56,000, respectively.

14. RELATED PARTY TRANSACTIONS

Certain directors and executive officers of the Corporation and the Bank, as well as companies in which they are principal owners (i.e., at least 10% ownership), were indebted to the Bank at December 31, 2011 and 2010. These loans were made on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated parties. These loans did not present more than the normal risk of collectibility nor present other unfavorable features. A summary of the activity on these related party loans consisted of the following:

	Beginning			Ending
(In Thousands)	Balance	Additions	Payments	Balance
2011	$7,842	$3,442	$(1,901)	$9,383
2010	7,845	995	(998)	7,842

The above loans represent funds drawn and outstanding at the date of the accompanying consolidated financial statement. Commitments by the Bank to related parties on loan commitments and standby letters of credit for 2011 and 2010 presented an off-balance sheet risk to the extent of undisbursed funds in the amount of $2,492,000 and $3,842,000 respectively.

Deposits from certain officers and directors and/or their affiliated companies held by the Bank amounted to $3,890,000 and $3,462,000 at December 31, 2011 and 2010, respectively.

The total consolidated loans made by the bank at December 31, 2011, to its directors and executive officers as a group, members of their immediate families and companies in which they have a 10% or more ownership interest was $11,875,000 or approximately 16.6 percent of the Corporation’s total consolidated capital accounts. This amount also represented the largest amount of all these loans in 2011. These loans did not involve more than the normal risk of collectability nor did they present other unfavorable features.

15. REGULATORY MATTERS

Dividends paid by the Corporation are generally provided from dividends paid to it by the Bank. Under provisions of the Pennsylvania Banking Code, cash dividends may be paid by the Bank from accumulated net earnings (retained earnings) as long as minimum capital requirements are met. The minimum capital requirements stipulate that the Bank’s surplus or excess of capital be equal to the amount of capital stock. The Bank carries capital in excess of capital requirements. The Bank has a balance of $20.8 million in its retained earnings at December 31, 2011, which is fully available for the payout of cash dividends. In order for the Corporation to maintain its financial holding company status, all banking subsidiaries must maintain a well capitalized status. The Corporation’s balance of retained earnings at December 31, 2011 is $40.4 million and would be available for the payout of cash dividends, although payment of dividends to such extent would not be prudent or likely. In 2009 the Federal Reserve Board notified all bank holding companies that dividends should be eliminated, deferred or significantly reduced if the bank holding company’s net income for the past four quarters, net of dividends paid during that period, is not sufficient to fully fund the dividends; the bank holding company’s prospective rate of earnings retention is not consistent with the bank holding company’s capital needs and overall, current and prospective financial condition; or the bank holding company will not meet or is in danger of meeting its minimum regulatory capital adequacy ratios.

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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier I Capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I Capital (as defined) to average assets (as defined). Management believes, as of December 31, 2011 and 2010, that the Corporation and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2011, the Bank was categorized as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table.

The following table reflects the Corporation’s actual consolidated capital amounts and ratios at December 31:

(In Thousands)	2011		2010
	Amount	Ratio	Amount	Ratio
Total Capital
(to Risk-weighted Assets)
Actual	$63,880	18.1%	$64,476	18.5%
For Capital Adequacy Purposes	28,177	8.0	27,884	8.0
To Be Well-Capitalized	35,222	10.0	34,855	10.0

Tier I Capital
(to Risk-weighted Assets)
Actual	$59,464	16.9%	$60,114	17.3%
For Capital Adequacy Purposes	14,089	4.0	13,942	4.0
To Be Well-Capitalized	21,133	6.0	20,913	6.0

Tier I Capital
(to Average Assets)
Actual	$59,464	9.7%	$60,114	10.0%
For Capital Adequacy Purposes	24,488	4.0	24,034	4.0
To Be Well-Capitalized	30,610	5.0	30,043	5.0

The Corporation’s capital ratios are not materially different from those of the Bank.

16.	FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND CONCENTRATIONS OF CREDIT RISK

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

The Corporation may require collateral or other security to support financial instruments with off-balance sheet credit risk. The contract or notional amounts at December 31, 2011 and 2010 were as follows:

(In Thousands)	2011	2010
Financial instruments whose contract amounts represents credit risk:
Commitments to extend credit	$64,419	$65,926
Standby letters of credit	5,212	2,674
Dealer floor plans	1,732	966
Loans held for sale	5,164	2,005

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

Standby letters of credit and commercial letters of credit are conditional commitments issued by the Corporation to guarantee payment to a third party when a customer either fails to repay an obligation or fails to perform some non-financial obligation. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Corporation holds collateral supporting those commitments for which collateral is deemed necessary. The extent of collateral held for those commitments at December 31, 2011 varied from 0 percent to 100 percent. The average amount collateralized was 73.4 percent.

The Corporation's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and letters of credit is represented by the contractual notional amount of those instruments. The Corporation uses the same credit policies in making commitments and conditional obligations, as it does for on-balance sheet instruments.

The Corporation granted commercial, consumer and residential loans to customers primarily within Pennsylvania. Of the total loan portfolio, 78.4% was for real estate loans, principally residential. It was the opinion of management that this high concentration did not pose an adverse credit risk. Further, it is management's opinion that the remainder of the loan portfolio was balanced and diversified to the extent necessary to avoid any significant concentration of credit.

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

The following table presents the assets reported on the consolidated statements of financial condition at their fair value as of December 31, 2011 and 2010 by level within the fair value hierarchy. As required by FASB ASC 820-10, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	December 31, 2011
(In Thousands)	Level I	Level II	Level III	Total

Assets Measured on a Recurring Basis:
Investment Securities, available-for-sale	$1,842	$194,503	$-	$196,345

	December 31, 2010
(In Thousands)	Level I	Level II	Level III	Total

Assets Measured on a Recurring Basis:
Investment Securities, available-for-sale	$2,084	$205,089	$-	$207,173

At December 31, 2011 and 2010, investments measured at fair value on a recurring basis and the valuation methods used are as follows:

	December 31, 2011
(In Thousands)	Level I	Level II	Level III	Total

Available for sale securities
Obligation of US Government Agencies
Mortgage-backed	$-	$99,493	$-	$99,493
Other	-	74,161	-	74,161
Obligations of state and political subdivisions	-	20,849	-	20,849
Equity securities	1,842	-	-	1,842
	$1,842	$194,503	$-	$196,345

	December 31, 2010
(In Thousands)	Level I	Level II	Level III	Total

Available for sale securities
Obligation of US Government Agencies
Mortgage-backed	$-	$132,515	$-	$132,515
Other	-	58,903	-	58,903
Obligations of state and political subdivisions	-	13,671	-	13,671
Equity securities	2,084	-	-	2,084
	$2,084	$205,089	$-	$207,173

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

The following table presents the assets reported on the consolidated statements of financial condition at their fair value on a non-recurring basis as of December 31, 2011 and 2010 by level within the fair value hierarchy. As required by FASB ASC 820-10, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	December 31, 2011
(In Thousands)	Level I	Level II	Level III	Total

Assets Measured on a Non-recurring Basis:
Impaired Loans	$-	$5,483	$-	$5,483
Loans Held for Sale	-	5,164	-	5,164
Mortgage Servicing Rights	-	622	-	622
Other Real Estate Owned	-	-	-	-
	$-	$11,269	$-	$11,269

	December 31, 2010
(In Thousands)	Level I	Level II	Level III	Total

Assets Measured on a Non-recurring Basis:
Impaired Loans	$-	$4,764	$-	$4,764
Loans Held for Sale	-	2,005	-	2,005
Mortgage Servicing Rights	-	491	-	491
Other Real Estate Owned	-	-	-	-
	$-	$7,260	$-	$7,260

18. ESTIMATED FAIR VALUES OF FINANCIAL INSTRUMENTS

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

At December 31, 2011 and 2010, the carrying values and estimated fair values of financial instruments are presented in the table below:

	2011		2010
(In Thousands)	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial Assets:
Cash and short-term instruments	$38,176	$38,176	$27,595	$27,595
Investment securities	196,345	196,345	207,173	207,173
Restricted securities	2,900	2,900	3,012	3,012
Loans held for sale	5,164	5,164	2,005	2,005
Loans, net	340,291	347,344	333,647	339,809
Cash surrender value of bank owned life insurance	14,413	14,413	11,942	11,942
Accrued interest receivable	1,328	1,328	1,632	1,632

Financial Liabilities:
Interest- bearing deposits	397,045	400,163	410,915	414,706
Noninterest- bearing deposits	85,334	85,334	62,877	62,877
Short-term borrowings	58,288	58,288	58,759	58,759
Long-term borrowings	6,118	6,323	6,123	6,303
Junior subordinate debentures	-	-	4,640	4,640
Accrued interest payable	497	497	652	652

Off-Balance Sheet Assets (Liabilities):
Commitments to extend credit		$64,419		$65,926
Standby letters of credit		5,212		2,674
Dealer floor plans		1,732		966

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

DEPOSITS

The fair value of deposits with no stated maturity, such as Demand Deposits, Savings Accounts, and Money Market Accounts, was equal to the amount payable on demand at December 31, 2011 and 2010.

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

19. PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information for CCFNB Bancorp, Inc. (Parent Company only) was as follows:

BALANCE SHEETS	December 31,
(In Thousands)	2011	2010	2009
Assets
Cash	$724	$530	$793
Investment in subsidiary	67,821	68,763	65,927
Investment in other equity securities	1,842	2,084	1,697
Prepayments and other assets	1,028	1,121	1,226
Receivable from subsidiary	-	-	109
Total Assets	$71,415	$72,498	$69,752
Liabilities and Stockholders' Equity
Junior subordinate debentures	$-	$4,640	$4,640
Accrued expenses and other liabilities	-	4	26
Total Liabilities	-	4,644	4,666
Stockholders' Equity
Common stock	2,876	2,859	2,838
Surplus	28,421	27,964	27,539
Retained earnings	40,418	36,397	32,723
Accumulated other comprehensive income	2,260	2,221	2,523
Treasury stock	(2,560)	(1,587)	(537)
Total Stockholders' Equity	71,415	67,854	65,086
Total Liabilities and Stockholders' Equity	$71,415	$72,498	$69,752

STATEMENTS OF INCOME	Years Ended December 31,
(In Thousands)	2011	2010	2009
Income
Dividends from subsidiary bank	$8,005	$3,130	$2,818
Dividends - other	54	44	55
Securities losses, net	(103)	(42)	(383)
Total Income	7,956	3,132	2,490
Operating expenses	216	212	245
Income Before Taxes and Equity in Undistributed
Net Income of Subsidiary and Insurance Agency	7,740	2,920	2,245
Applicable income tax benefit	(103)	(14)	(204)
Income Before Equity in Undistributed Net Income of Subsidiary and Equity in Income from Insurance Agency	7,843	2,934	2,449
(Deficit) Equity in undistributed income of subsidiary	(1,067)	3,370	3,414
Equity in income from investment in insurance agency	-	-	14
Net Income	$6,776	$6,304	$5,877

STATEMENTS OF CASH FLOWS	Years Ended December 31,
(In Thousands)	2011	2010	2009
Operating Activities:
Net income	$6,776	$6,304	$5,877
Adjustments to reconcile net income to net cash provided by operating activities:
Securities losses (gains)	(2)	-	314
Impairment loss on securites	114	42	69
Deficit (Equity) in undistributed net income of subsidiary	1,067	(3,370)	(3,414)
Decrease (increase) in amounts due from subsidiary	-	109	(44)
Decrease in income taxes and accrued expenses payable	(108)	(30)	(230)
Net Cash Provided By Operating Activities	7,847	3,055	2,572
Investing Activities:
Purchase of equity securities	(9)	(78)	-
Proceeds from sale of equity securities	250	-	164
Net Cash Provided By (Used In) Investing Activities	241	(78)	164
Financing Activities:
Repayment of junior subbordinate debentures	(4,640)	-	-
Acquisition of treasury stock	(973)	(1,050)	(537)
Proceeds from issuance of common stock	474	440	388
Cash dividends	(2,755)	(2,630)	(2,318)
Net Cash Used In Financing Activities	(7,894)	(3,240)	(2,467)
Increase (Decrease) in Cash and Cash Equivalents	194	(263)	269
Cash and Cash Equivalents at Beginning of Year	530	793	524
Cash and Cash Equivalents at End of Year	$724	$530	$793

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of CCFNB Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of CCFNB Bancorp, Inc. and Subsidiary as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2011. CCFNB Bancorp, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CCFNB Bancorp, Inc. and Subsidiary as of December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

/s/ J. H. Williams & Co., LLP

J. H. Williams & Co., LLP

Kingston, Pennsylvania

March 13, 2012

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

In accord with Commission requirements, the CEO and CFO note that, as of December 31, 2011, there have been no significant changes in Internal Controls or in other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management believes that, as of December 31, 2011, the Corporation’s internal control over financial reporting was effective.

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

/s/ Lance O. Diehl
President
Chief Executive Officer

Date: March 13, 2012

/s/ Jeffrey T. Arnold
Chief Financial Officer and Treasurer

Date: March 13, 2012

(c) Changes to Internal Control Over Financial Reporting

There were no changes in the Corporation’s internal control over financial reporting during the three months ended December 31, 2011 that have materially impacted, or are reasonably likely to material affect, the Corporation’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors

For information relating to the directors of the Corporation, the section captioned “Board of Directors” in the Corporation’s Proxy Statement for the 2012 Annual Meeting of Stockholders is incorporated by reference.

Executive Officers

For information relating to officers of the Corporation, the section captioned “Information About Executive Officers” in the Corporation’s Proxy Statement for the 2012 Annual Meeting of Stockholders is incorporated by reference.

Compliance with Section 16(a) of the Exchange Act

For information regarding compliance with Section 16(a) of the Exchange Act, the section captioned “Stock Ownership”, “Section 16(A) Beneficial ownership Reporting Compliance” in the Corporation’s Proxy Statement for the 2012 Annual Meeting of Stockholders is incorporated by reference.

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

Corporate Governance

For information regarding the nominating and audit committees, the sections captioned “Corporate Governance”, “Board of Directors” and “Audit Committee Report”, in the Corporation’s Proxy Statement for the 2012 Annual Meeting of Stockholders are incorporated by reference.

Item 11. Executive Compensation

For information regarding executive compensation, the section captioned “Executive Compensation” in the Corporation’s Proxy Statement for the 2012 Annual meeting of Stockholders is incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership; Stock owned By Certain Beneficial Owners” in the Corporation’s Proxy Statement for the 2012 Annual Meeting of Stockholders.

Security Ownership of Management Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership; Stock Owned by Directors and Executive Officers” in the Corporation’s Proxy Statement for the 2012 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, Director Independence

Certain Relationships and Related Transactions

For information relating to transactions with related persons, the section captioned “Executive Compensation; Certain Transactions and Relationships” in the Corporation’s Proxy Statement for the 2012 Annual Meeting of Stockholders is incorporated herein by reference.

Director Independence

For information regarding director independence, the section captioned “Corporate Governance” in the Corporation’s Proxy Statement for the 2012 Annual Meeting of Stockholders is incorporated by reference.

Item 14. Principal Accounting Fees and Services

For information regarding the principal accounting fees and expenses, the section captioned “Independent Registered Public Accounting Firm; Fees Paid to J.H. Williams & Co., LLP” in the Corporation’s Proxy Statement for the 2012 Annual Meeting of Stockholders is incorporated by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report:

1. The following financial statements are filed herewith in Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheet as of December 31, 2011 and 2010

Consolidated Statement of Income for the Years Ended December 31, 2011, 2010 and 2009

Consolidated Statement of Changes in Stockholders’ Equity for the Years Ended December 31, 2011, 2010 and 2009

Consolidated Statement of Cash Flows for the Years Ended December 31, 2011, 2010 and 2009

Notes to Consolidated Financial Statements

2. All financial statement schedules are omitted because the required information is either not applicable, not required or is shown in the respective financial statement or in the notes thereto, which are incorporated by reference at subsection (a) (1) of this item.

3. Refer to the Exhibit Index following the signature page of this report, which is incorporated herein by reference.

(b) See item 15(a) (3)

(c) None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CCFNB BANCORP, INC.

(Registrant)

By:	/s/ Lance O. Diehl	Date: March 13, 2012
Lance O. Diehl President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Robert W. Brewington, Jr.	Date: March 13, 2012
Robert W. Brewington, Jr. Director

By:	/s/ Lance O. Diehl	Date: March 13, 2012
Lance O. Diehl President, Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Robert W. Dillon	Date: March 13, 2012
Robert W. Dillon Director

By:	/s/ Frank D. Gehrig	Date: March 13, 2012
Frank D. Gehrig Director

By:	/s/ William F. Gittler	Date: March 13, 2012
William F. Gittler Director

By:	/s/ Glenn E. Halterman	Date: March 13, 2012
Glenn E. Halterman Director, Chairman of the Board

By:	/s/ Elwood R. Harding, Jr.	Date: March 13, 2012
Elwood R. Harding, Jr. Director, Vice Chairman of the Board

By:	/s/ Joanne I. Keenan	Date: March 13, 2012
Joanne I. Keenan Director

By:	/s/ Willard H. Kile, Jr.	Date: March 13, 2012
Willard H. Kile, Jr.
Director

By:	/s/ W. Bruce McMichael, Jr.	Date: March 13, 2012
W. Bruce McMichael, Jr.
Director

By:	/s/ Mary Ann B. Naugle	Date: March 13, 2012
Mary Ann B. Naugle

By:	/s/ Andrew B. Pruden	Date: March 13, 2012
Andrew B. Pruden
Director

By:	/s/ Charles B. Pursel	Date: March 13, 2012
Charles B. Pursel
Director

By:	/s/ Steven H. Shannon	Date: March 13, 2012
Steven H. Shannon Director

By:	/s/ Jeffrey T. Arnold	Date: March 13, 2012
Jeffrey T. Arnold Chief Financial Officer and Treasurer (Principal Financial Officer) (Principal Accounting Officer)

INDEX TO EXHIBITS

The following exhibits are filed herewith, or, as indicated, incorporated by reference as a part of this report.

3.1	Amended and Restated Articles of Incorporation (1)
3.2	Amended Bylaws (9)
10.1*	Executive Employment Agreement of Lance O. Diehl (2)
10.2*	Executive Employment Agreement of Edwin A. Wenner (3)
10.3*	Form of Deferred Director Fees Agreement (4)
10.4*	Supplemental Executive Retirement Plan Agreement and Amendment of Lance O. Diehl (5)
10.5*	Supplemental Executive Retirement Plan Agreement and Amendment of Edwin A. Wenner (6)
10.6*	Supplemental Executive Retirement Plan Agreement and Amendment of Paul Page (7)
10.7*	Executive Employment Agreement for Paul Page (8)
10.8*	Executive Employment Agreement of Jeffrey T. Arnold (10)
10.9*	Supplemental Executive Retirement Plan Agreement and Amendment of Jeffrey T. Arnold (11)
21	List of Subsidiaries of the Corporation
23	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer
101	Interactive Data File (XBRL)

*Denotes management contract or compensatory plan.

(1)	Incorporated by reference to Exhibit 1 to Registrant’s Current Report on Form 8-K, dated May 9, 2005, filed with the commission on May 10, 2005.
(2)	Incorporated by reference to Exhibit 10.6 to Registrant’s Registration Statement on Form S-4 filed with the Commission on March 27, 2008.
(3)	Incorporated by reference to Exhibit 10.7 to Registrant’s Registration Statement on Form S-4 filed with the Commission on March 27, 2008.
(4)	Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K, dated December 14, 2004, filed with the Commission on December 15, 2004.
(5)	Incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K, dated December 14, 2004, filed with the Commission on December 15, 2004.
(6)	Incorporated by reference to Exhibit 10.5 to Registrant’s Current Report on Form 8-K, dated December 14, 2004, filed with the Commission on December 15, 2004.
(7)	Incorporated by reference to Exhibit 1 to Registrant’s Current Report on Form 8-K, dated May 27, 2009, filed with the Commission on May 28, 2009, and to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated January 4, 2012, filed with the Commission on January 4, 2012.
(8)	Incorporated by reference to Exhibit 10.9 to Registrant’s Registration Statement on Form S-4 filed with the Commission on March 27, 2008.
(9)	Incorporated by reference to Exhibit 3.2 to Registrant’s Annual Report on Form 10-K, dated March 9, 2010, filed with the Commission on March 26, 2010.
(10)	Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated December 14, 2010, filed with the Commission on December 17, 2010.
(11)	Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K, dated December 14, 2010, filed with the Commission on December 17, 2010, and to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated December 23, 2011, filed with the Commission on December 23, 2011.

