Form 10-Q
period 2012-03-31
CCFNB BANCORP INC
filed 2012-05-08
CIK 731122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012.

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

Yes ☐ No ☒

On May 4, 2012, there were 2,201,022 shares of the Registrant’s common stock outstanding, par value $1.25.

CCFNB Bancorp, Inc. and Subsidiary

PART I Financial Information

Item 1. Financial Statements

CCFNB Bancorp, Inc.

Consolidated Balance Sheets

	(Unaudited)
	March 31,	December 31,
(In Thousands)	2012	2011

ASSETS
Cash and due from banks	$8,646	$9,632
Interest-bearing deposits in other banks	21,029	26,699
Federal funds sold	1,393	1,845
Total cash and cash equivalents	31,068	38,176

Investment securities, available for sale, at fair value	212,542	196,345
Restricted securities, at cost	3,030	2,900
Loans held for sale	3,584	5,164
Loans, net of unearned income	343,916	345,674
Less: Allowance for loan losses	5,419	5,383
Loans, net	338,497	340,291
Premises and equipment, net	12,027	11,740
Accrued interest receivable	1,354	1,328
Cash surrender value of bank-owned life insurance	14,565	14,413
Investment in limited partnerships	1,399	1,455
Intangible Assets:
Core deposit	1,530	1,639
Goodwill	7,937	7,937
Prepaid FDIC assessment	1,075	1,146
Other assets	2,615	2,143
TOTAL ASSETS	$631,223	$624,677

LIABILITIES
Interest-bearing deposits	$401,348	$397,045
Noninterest-bearing deposits	81,828	85,334
Total deposits	483,176	482,379

Short-term borrowings	59,465	58,288
Long-term borrowings	6,116	6,118
Accrued interest payable	453	497
Other liabilities	9,805	5,980
TOTAL LIABILITIES	559,015	553,262

STOCKHOLDERS' EQUITY
Common stock, par value $1.25 per share; authorized 15,000,000 shares, issued 2,304,422 shares in 2012; and 2,300,987 shares in 2011	2,881	2,876
Surplus	28,540	28,421
Retained earnings	41,553	40,418
Accumulated other comprehensive income	2,174	2,260
Treasury stock, at cost; 99,400 shares in 2012 and 88,900 shares in 2011	(2,940)	(2,560)
TOTAL STOCKHOLDERS' EQUITY	72,208	71,415
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$631,223	$624,677

See accompanying notes to unaudited consolidated financial statements.

CCFNB Bancorp, Inc.

Consolidated Statements of Income

(Unaudited)

	For the Three Months Ended
(In Thousands, Except Per Share Data)	March 31,
	2012	2011
INTEREST AND DIVIDEND INCOME
Interest and fees on loans:
Taxable	$4,240	$4,448
Tax-exempt	282	280
Interest and dividends on investment securities:
Taxable	1,056	1,457
Tax-exempt	167	126
Dividend and other interest income	15	11
Federal funds sold	-	1
Deposits in other banks	18	9
TOTAL INTEREST AND DIVIDEND INCOME	5,778	6,332

INTEREST EXPENSE
Deposits	888	1,224
Short-term borrowings	79	84
Long-term borrowings	40	39
Junior subordinate debentures	-	24
TOTAL INTEREST EXPENSE	1,007	1,371

NET INTEREST INCOME	4,771	4,961

PROVISION FOR LOAN LOSSES	30	80
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,741	4,881

NON-INTEREST INCOME
Service charges and fees	368	414
Gain on sale of loans	373	161
Earnings on bank-owned life insurance	126	108
Brokerage	98	60
Trust	149	216
Interchange fees	252	219
Other	228	250
TOTAL NON-INTEREST INCOME	1,594	1,428

NON-INTEREST EXPENSE
Salaries	1,606	1,657
Employee benefits	545	585
Occupancy	262	298
Furniture and equipment	278	301
State shares tax	160	143
Professional fees	163	153
Director's fees	63	68
FDIC assessments	80	149
Telecommunications	64	83
Amortization of core deposit intangible	109	127
Automated teller machine and interchange	185	151
Other	396	429
TOTAL NON-INTEREST EXPENSE	3,911	4,144

INCOME BEFORE INCOME TAX PROVISION	2,424	2,165
INCOME TAX PROVISION	606	555
NET INCOME	$1,818	$1,610

EARNINGS PER SHARE	$0.82	$0.72
CASH DIVIDENDS PER SHARE	$0.31	$0.31
WEIGHTED AVERAGE SHARES OUTSTANDING	2,206,959	2,226,195

See accompanying notes to the unaudited consolidated financial statements.

CCFNB Bancorp, Inc.

Consolidated Statements of Changes in Stockholders' Equity

(Unaudited)

					Accumulated
	Common				Other		Total
	Stock			Retained	Comprehensive	Treasury	Stockholders'
(In Thousands Except Per Share Data)	Shares	Amount	Surplus	Earnngs	Income	Stock	Equity
Balance, December 31, 2010	2,286,931	$2,859	$27,964	$36,397	$2,221	$(1,587)	$67,854
Comprehensive Income:
Net income				1,610			1,610
Change in net unrealized gain on investment securities available-for-sale, net of reclassification adjustment and tax effects.					(348)		(348)
Common stock issuance under dividend reinvestment and stock purchase plans	3,860	5	111				116
Recognition of employee stock purchase plan expense			1				1
Cash dividends, ($0.31 per share)				(690)			(690)
Balance, March 31, 2011	2,290,791	$2,864	$28,076	$37,317	$1,873	$(1,587)	$68,543

Balance, December 31, 2011	2,300,987	$2,876	$28,421	$40,418	$2,260	$(2,560)	$71,415
Comprehensive Income:
Net income				1,818			1,818
Change in net unrealized gain on investment securities available-for-sale, net of reclassification adjustment and tax effects.					(86)		(86)
Common stock issuance under dividend reinvestment and stock purchase plans	3,435	5	118				123
Recognition of employee stock purchase plan expense			1				1
Purchase of treasury stock (10,500 shares)						(380)	(380)
Cash dividends, ($0.31 per share)				(683)			(683)
Balance, March 31, 2012	2,304,422	$2,881	$28,540	$41,553	$2,174	$(2,940)	$72,208

See accompanying notes to the unaudited consolidated financial statements.

CCFNB Bancorp, Inc.

Consolidated Statements of Comprehensive Income

	For The Three Months Ended March 31,
(In Thousands)	2012		2011

Net Income		$1,818		$1,610
Other comprehensive income:
Change in unrealized gain on investment securities available-for-sale	(130)		(527)
Realized loss included in net income	-		-
Other comprehensive loss before tax expense	(130)		(527)
Tax effect	(44)		(179)
Other comprehensive loss		(86)		(348)
Comprehensive income		$1,732		$1,262

See accompanying notes to the consolidated financial statements.

CCFNB Bancorp, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For The Three Months Ended March 31,
(In Thousands)	2012	2011

OPERATING ACTIVITIES
Net income	$1,818	$1,610
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	30	80
Depreciation and amortization of premises and equipment	172	200
Amortization and accretion on investment securities	174	255
Deferred income taxes benefit	(110)	(63)
Gain on sale of loans	(373)	(161)
Proceeds from sale of mortgage loans	11,505	7,305
Originations of mortgage loans held for resale	(9,552)	(8,202)
Amortization of intangibles and invesment in limited partnerships	165	166
Decrease in accrued interest receivable	(26)	(59)
Increases in cash surrender value of bank-owned life insurance	(152)	(133)
Decrease in accrued interest payable	(44)	(60)
Other, net	125	8
Net cash provided by operating activities	3,732	946
INVESTING ACTIVITIES
Investment securities available for sale:
Purchases	(50,427)	(20,044)
Proceeds from sales, maturities and redemptions	37,475	22,048
Proceeds from redemption of restricted securities	-	149
Purchase of restricted securities	(130)	-
Net decrease (increase) in loans	1,669	(1,893)
Acquisition of premises and equipment	(459)	(251)
Net cash (used in) provided by investing activities	(11,872)	9
FINANCING ACTIVITIES
Net increase in deposits	797	8,675
Net decrease in short-term borrowings	1,177	(3,699)
Repayment of long-term borrowings	(2)	(1)
Acquisition of treasury stock	(380)	-
Proceeds from issuance of common stock	123	116
Cash dividends paid	(683)	(690)
Net cash provided by financing activities	1,032	4,401
NET INCREASE IN CASH AND CASH EQUIVALENTS	(7,108)	5,356
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	38,176	27,595
CASH AND CASH EQUIVALENTS, END OF PERIOD	$31,068	$32,951

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest paid	$1,051	$1,431
Income taxes paid	18	-
Securities acquired but not settled	7,351	-
Loans transferred to other real estate owned	95	-

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

RESTRICTED SECURITIES

Restricted equity securities consist of stock in the Federal Home Loan Bank of Pittsburgh (“FHLB – Pittsburgh”), and Atlantic Central Bankers Bank (“ACBB”) and do not have a readily determinable fair value because their ownership is restricted, and they can be sold back only to the FHLB-Pittsburgh, ACBB or to another member institution. Therefore, these securities are classified as restricted equity investment securities, carried at cost, and evaluated for impairment. At March 31, 2012, the Corporation held $2,995,000 in stock of the FHLB-Pittsburgh and $35,000 in stock of ACBB. At December 31, 2011, the Corporation held $2,865,000 in stock of FHLB-Pittsburgh and $35,000 in stock of ACBB.

The Corporation evaluated its holding of restricted stock for impairment and deemed the stock to not be impaired due to the expected recoverability of par value, which equals the value reflected within the Corporation’s financial statements. The decision was based on several items ranging from the estimated true economic losses embedded within FHLB’s mortgage portfolio to the FHLB’s liquidity position and credit rating. The Corporation utilizes the impairment framework outlined in GAAP to evaluate stock for impairment. The following factors were evaluated to determine the ultimate recoverability of the par value of the Corporation’s restricted stock holdings; (i) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted; (ii) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB; (iii) the impact of legislative and regulatory changes on the institutions and, accordingly, on the customer base of the FHLB; (iv) the liquidity position of the FHLB; and (v) whether a decline is temporary or whether it affects the ultimate recoverability of the FHLB stock based on (a) the materiality of the carrying amount to the member institution and (b) whether an assessment of the institution’s operational needs for the foreseeable future allow management to dispose of the stock. Based on the analysis of these factors, the Corporation determined that its holding of restricted stock was not impaired at March 31, 2012 and December 31, 2011.

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

JUNIOR SUBORDINATE DEBENTURES

During 2006, CFC issued $4,640,000 in junior debentures due December 15, 2036 to Columbia Financial Statutory Trust I (Trust). On July 18, 2008, the Corporation became the successor to CFC and to this Trust, respectively. The Corporation owned all of the $140,000 in common equity of the Trust and the debentures were the sole asset of the Trust. The Trust, a wholly-owned unconsolidated subsidiary of the Corporation, issued $4,500,000 of floating-rate trust capital securities in a non-public offering in reliance on Section 4 (2) of the Securities Act of 1933. The floating-rate capital securities provided for quarterly distributions at a variable annual coupon rate, reset quarterly, based on the 3-month LIBOR plus 1.75. The securities were called by the Corporation on December 15, 2011.

INTANGIBLE ASSETS - GOODWILL

Goodwill represents the excess of the purchase price over the fair market value of net assets acquired. The Corporation has recorded net goodwill of $7,937,000 at March 31, 2012 and December 31, 2011 related to the 2008 acquisition of Columbia Financial Corporation and its subsidiary, First Columbia Bank & Trust Co. In accordance with current accounting standards, goodwill is not amortized. Management performs an annual evaluation for impairment. Any impairment of goodwill results in a charge to income. The Corporation periodically assesses whether events or changes in circumstances indicate that the carrying amounts of goodwill and other intangible assets may be impaired. Goodwill is tested for impairment at the reporting unit level and an impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value.  The Company employs general industry practices in evaluating the impairment of its goodwill and other intangible assets.  The Company calculates the value of goodwill using a combination of the following valuation methods: dividend discount analysis under the income approach, which calculates the present value of all excess cash flows plus the present value of a terminal value, the price/earnings multiple under the market approach and the change in control premium to market price approach.  Based upon these reviews, management determined there was no impairment of goodwill during 2012 or 2011.  No assurance can be given that future impairment tests will not result in a charge to earnings.

INTANGIBLE ASSETS – CORE DEPOSIT

The Corporation has an amortizable intangible asset related to the deposit premium paid for the acquisition of Columbia Financial Corporation’s subsidiary, First Columbia Bank & Trust Co. This intangible asset is being amortized on a sum of the years digits method over 10 years and has a carrying value of $1,530,000 as of March 31, 2012. At December 31, 2011, the intangible asset had a carrying value of $1,639,000. The recoverability of the carrying value is evaluated on an ongoing basis, and permanent declines in value, if any, are charged to expense. Amortization of the core deposit intangible amounted to $109,000 and $127,000 for the three months ended March 31, 2012 and 2011, respectively.

The estimated amortization expense of the core deposit intangible over its remaining life is as follows:

For the Year Ended:
Remainder of 2012	$326,000
2013	368,000
2014	301,000
2015	234,000
2016	166,000
Thereafter	135,000
Total	$1,530,000

OTHER REAL ESTATE OWNED

Real estate properties acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value on the date of foreclosure establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less cost to sell and is included in other assets. Revenues derived from and costs to maintain the assets and subsequent gains and losses on sales are included in other non-interest income and expense. Other real estate owned amounted to $98,000 as of March 31, 2012 and $3,000 as of December 31, 2011.

BANK OWNED LIFE INSURANCE

The Corporation invests in Bank Owned Life Insurance (BOLI). Purchase of BOLI provides life insurance coverage on certain present and retired employees and Directors with the Bank being owner and primary beneficiary of the policies.

INVESTMENTS IN LIMITED PARTNERSHIPS

The Corporation is a limited partner in four partnerships at March 31, 2012 that provide low income housing in the Corporation’s geographic market area. The investments are accounted for under the effective yield method. Under the effective yield method, the Corporation recognizes tax credits as they are allocated and amortizes the initial cost of the investment to provide a constant effective yield over the period that the tax credits are allocated to the Corporation. Under this method, the tax credits allocated, net of any amortization of the investment in the limited partnerships, are recognized in the consolidated statements of income as a component of income tax expense. The amount of tax credits allocated to the Corporation was $277,000 and the amortization of the investments in limited partnerships was $56,000 and $38,000 for the three months ended March 31, 2012 and 2011, respectively. The carrying value of the Corporation’s investments in limited partnerships was $1,399,000 at March 31, 2012 and $1,455,000 at December 31, 2011.

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

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50 percent likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.

The Corporation and the Bank are subject to U.S. federal income tax and Commonwealth of Pennsylvania tax. The Corporation is no longer subject to examination by Federal or State taxing authorities for the years before 2007. At March 31, 2012 and December 31, 2011 the Corporation did not have any unrecognized tax benefits. The Corporation does not expect the amount of any unrecognized tax benefits to significantly increase in the next twelve months. The Corporation recognizes interest related to income tax matters as interest expense and penalties related to income tax matters as other noninterest expense. At March 31, 2012 and December 31, 2011, the Corporation did not have any amounts accrued for interest and/or penalties.

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

ADVERTISING COSTS

It is the Corporation’s policy to expense advertising costs in the period in which they are incurred. Advertising expense for the three months ended March 31, 2012 and 2011 was approximately $47,000 and $45,000, respectively.

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

RECLASSIFICATIONS

Certain amounts in the consolidated financial statements of the prior periods have been reclassified to conform to presentations used in the 2012 consolidated financial statements. Such reclassifications had no effect on the Corporation's consolidated financial condition or net income.

2.   INVESTMENT SECURITIES AVAILABLE-FOR-SALE

The amortized cost, related estimated fair value, and unrealized gains and losses for investment securities were as follows at March 31, 2012 and December 31, 2011:

	March 31, 2012
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Obligation of U.S.Government Corporations and Agencies:
Mortgage-backed	$110,946	$2,616	$(108)	$113,454
Other	74,508	178	(96)	74,590
Obligations of state and political subdivisions	21,776	609	(32)	22,353
Total debt securities	207,230	3,403	(236)	210,397
Marketable equity securities	2,018	302	(175)	2,145
Total investment securities AFS	$209,248	$3,705	$(411)	$212,542

	December 31, 2011
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Obligation of U.S.Government Corporations and Agencies:
Mortgage-backed	$96,890	$2,693	$(90)	$99,493
Other	73,963	208	(10)	74,161
Obligations of state and political subdivisions	20,050	799	-	20,849
Total debt securities	190,903	3,700	(100)	194,503
Marketable equity securities	2,018	121	(297)	1,842
Total investment securities AFS	$192,921	$3,821	$(397)	$196,345

Securities available-for-sale with an aggregate fair value of $94,290,000 and $102,756,000 at March 31, 2012 and December 31, 2011, respectively, were pledged to secure public funds, trust funds, securities sold under agreements to repurchase and other balances of $83,377,000 and $84,159,000 at March 31, 2012 and December 31, 2011, respectively, as required by law.

The amortized cost and estimated fair value of investment securities, by expected maturity, are shown below at March 31, 2012. Expected maturities on debt securities will differ from contractual maturities, because some borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Other securities and marketable equity securities are not considered to have defined maturities and are included in the “Due after ten years” category:

			Weighted
	Amortized	Estimated	Average
(In Thousands)	Cost	Fair Value	Yield
Due in one year or less	$2,000	$2,001	0.50%
Due after one year to five years	59,674	59,832	1.24%
Due after five years to ten years	35,785	36,517	2.89%
Due after ten years	111,789	114,192	3.09%
Total	$209,248	$212,542

There were no aggregate investments with a single issuer (excluding the U. S. Government and its Agencies) which exceeded ten percent of consolidated stockholders’ equity at March 31, 2012 or December 31, 2011. The quality rating of all obligations of state and political subdivisions were “A” or higher, as rated by Moody’s or Standard and Poors. The only exceptions were local issues which were not rated, but were secured by the full faith and credit obligations of the communities that issued these securities. All of the state and political subdivision investments were actively traded in a liquid market.

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

The following summary shows the gross unrealized losses and fair value, aggregated by investment category of those individual securities that have been in a continuous unrealized loss position for less than or more than 12 months as of March 31, 2012 and December 31, 2011:

	March 31, 2012
	Less than Twelve Months		Twelve Months or Greater		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	$24,916	$82	$4,537	$26	$29,453	$108
Other	16,405	96	-	-	16,405	96
Obligations of state and political subdivisions	1,903	32	-	-	1,903	32
Total debt securities	43,224	210	4,537	26	47,761	236
Equity securities	442	74	227	101	669	175
Total	$43,666	$284	$4,764	$127	$48,430	$411

	December 31, 2011
	Less than Twelve Months		Twelve Months or Greater		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	$5,928	$24	$6,132	$66	$12,060	$90
Other	20,490	10	-	-	20,490	10
Obligations of state and political subdivisions	-	-	-	-	-	-
Total debt securities	26,418	34	6,132	66	32,550	100
Equity securities	845	176	204	121	1,049	297
Total	$27,263	$210	$6,336	$187	$33,599	$397

At March 31, 2012, the Corporation had a total of 289 individual debt securities and 46 individual equity security positions. At March 31, 2012, there were a total of 28 individual debt securities and 12 individual equity securities that were in a continuous unrealized loss position for less than twelve months. At March 31, 2012, there were a total of 3 debt securities and a total of 10 individual equity securities in a continuous loss position for greater than twelve months.

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

The Corporation’s marketable equity securities consist of common stock positions in various Commercial Banks, Savings and Loans/Thrifts, and Diversified Financial Service Corporations varying in asset size and geographic region. The Corporation’s equity securities represent less than 1 percent of the total available for sale investments as of March 31, 2012. The following tables display the Corporation’s holdings of these securities by asset size and geographic region as of March 31, 2012:

	March 31, 2012
(In Thousands)		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
Asset size($)	Cost	Gains	Losses	Value

Under $1 Billion	$449	$107	$(37)	$519
$1 to $5 Billion	218	28	(8)	238
$6 to $100 Billion	665	70	(98)	637
Over $100 Billion	686	97	(32)	751
	$2,018	$302	$(175)	$2,145

	March 31, 2012
(In Thousands)		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
Geographic Region	Cost	Gains	Losses	Value

Eastern U.S.	$1,004	$165	$(106)	$1,063
Southeastern U.S.	110	10	(8)	112
Western U.S.	53	-	(7)	46
National	851	127	(54)	924
	$2,018	$302	$(175)	$2,145

The fair market value of the equity securities tends to fluctuate with the overall equity markets as well as the trends specific to each institution. The equity securities portfolio is reviewed in a similar manner as that of the debt securities with greater emphasis placed on the length of time the market value has been less than the carrying value and the financial sector outlook. The Corporation also reviews dividend payment activities, levels of non performing assets and loan loss reserves, and whether or not the issuer is participating in the TARP Capital Purchase Program. The starting point for the equity analysis is the length and severity of market value decline. The Corporation and an independent consultant monitor the entire portfolio monthly with particular attention given to securities in a continuous loss position of at least ten percent for over twelve months. During 2011, impairment was recognized on a few securities which management believed that a sufficient amount of credit damage had occurred relative to the issuer’s capital position to render the security unlikely to recover to our cost within the near term. For the three months ended March 31, 2012 and 2011 the Corporation did not record an other-than-temporary impairment related to the investment in these equity securities. The Corporation evaluated the near-term prospects of the issuer in relation the severity and duration of the market value decline as well as the other attributes listed above. Based on that evaluation and the Corporation’s ability and intent to hold these equity securities for a reasonable period of time sufficient for a forecasted recovery of fair value, the Corporation does not consider these equity securities to be other-than-temporarily impaired at March 31, 2012.

3.   LOANS

Major classifications of loans at March 31, 2012 and December 31, 2011 consisted of:

(In Thousands)
	2012	2011
Commercial, financial and agricultural	$40,860	$41,487
Tax-exempt	26,667	27,145
Commercial real estate:
Commercial mortgages	85,470	87,268
Other construction and land development loans	11,296	10,294
Secured by farmland	5,412	5,742
Consumer real estate:
Home equity loans	17,327	18,500
Home equity lines of credit	18,104	18,350
1-4 family residential mortgages	129,214	128,149
Construction	6,492	6,945
Installment loans to individuals	6,659	6,959
Unearned discount	(1)	(1)
Gross loans	$347,500	$350,838

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

Real estate loans held-for-sale in the amount of $3,584,000 at March 31, 2012 and $5,164,000 at December 31, 2011 are included in consumer real estate loans above and are carried at the lower of cost or market.

The aggregate amount of demand deposits that have been reclassified as consumer loan balances at March 31, 2012 and December 31, 2011 amounted to $130,000 and $187,000, respectively.

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

As of March 31, 2012, based on the most recent credit analysis performed, the risk category of loans by class of loans (including loans held for sale) is a follows:

	March 31, 2012
	Commercial,
	Financial &	Commercial	Consumer	Installment Loans
(In Thousands)	Agricultural	Real Estate	Real Estate	to Individuals	Total
Pass	$64,735	$88,340	$168,681	$6,638	$328,394
Special Mention	515	4,709	20	-	5,244
Substandard	2,277	9,129	2,436	20	13,862
Doubtful	-	-	-	-	-
Total	$67,527	$102,178	$171,137	$6,658	$347,500

As of December 31, 2011, based on the most recent analysis performed, the risk category of loans by class of loans (including loans held for sale) is as follows:

	December 31, 2011
	Commercial,
	Financial &	Commercial	Consumer	Installment Loans
(In Thousands)	Agricultural	Real Estate	Real Estate	to Individuals	Total
Pass	$64,468	$88,916	$170,410	$6,933	$330,727
Special Mention	596	4,766	20	-	5,382
Substandard	3,568	9,622	1,514	25	14,729
Doubtful	-	-	-	-	-
Total	$68,632	$103,304	$171,944	$6,958	$350,838

Concentrations of Credit Risk

Most of the Corporation’s lending activity occurs within the Bank’s primary market area which encompasses Columbia County, a 484 square mile area located in North central Pennsylvania. The majority of the Corporation’s loan portfolio consists of commercial real estate and consumer real estate loans. As of March 31, 2012 and December 31, 2011, there were no concentrations of loans related to any single industry in excess of 10% of total loans.

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

Non-accrual loans, segregated by class of loans, were as follows as of March 31, 2012 and December 31, 2011:

(In Thousands)	March 31, 2012	December 31, 2011
Commercial, financial and agricultural	$815	$718
Tax-exempt	-	-
Commercial real estate:
Commercial mortgages	1,581	2,020
Other construction and land development loans	-	-
Secured by farmland	-	-
Consumer real estate:
Home equity loans	450	357
Home equity lines of credit	-	-
1-4 family residential mortgages	1,468	1,373
Construction	-	-
Installment loans to individuals	11	15

Total	$4,325	$4,483

At March 31, 2012 and December 31, 2011, there were no significant commitments to lend additional funds with respect to non-accrual and restructured loans.

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

An aging analysis of past due loans, segregated by class of loans, as of March 31, 2012 and December 31, 2011 were as follows:

	March 31, 2012
	Loans	Loans				Accruing Loans
(In Thousands)	30-89 Days	90 or more days	Total Past	Current	Total	90 or more
	Past Due	Past Due	Due Loans	Loans	Loans	Days Past Due
Commercial, financial and agricultural	$299	$815	$1,114	$39,746	$40,860	$-
Tax-exempt	-	-	-	26,667	26,667	-
Commercial real estate:
Commercial mortgages	41	1,581	1,622	83,848	85,470	-
Other construction and land development loans	-	-	-	11,296	11,296	-
Secured by farmland	-	-	-	5,412	5,412	-
Consumer real estate:
Home equity loans	-	450	450	16,877	17,327	-
Home equity lines of credit	-	-	-	18,104	18,104	-
1-4 family residential mortgages	224	1,468	1,692	127,522	129,214	-
Construction	-	-	-	6,492	6,492	-
Installment loans to individuals	13	11	24	6,635	6,659	-
Unearned discount	-	-	-	(1)	(1)
Gross loans	$577	$4,325	$4,902	$342,598	$347,500	$-

	December 31, 2011
	Loans	Loans					Accruing Loans
(In Thousands)	30-89 Days	90 or more days	Total Past		Current	Total	90 or more
	Past Due	Past Due	Due Loans		Loans	Loans	Days Past Due
Commercial, financial and agricultural	$115	$718	$833		$40,654	$41,487	$-
Tax-exempt	-	-	-		27,145	27,145	-
Commercial real estate:
Commercial mortgages	-	2,020	2,020		85,248	87,268	-
Other construction and land development loans	-	-	-		10,294	10,294	-
Secured by farmland	316	-	316		5,426	5,742	-
Consumer real estate:
Home equity loans	164	357	521		17,979	18,500	-
Home equity lines of credit	61	-	61		18,289	18,350	-
1-4 family residential mortgages	565	1,373	1,938		126,211	128,149	-
Construction	-	-	-		6,945	6,945	-
Installment loans to individuals	6	15	21		6,938	6,959	-
Unearned discount	-	-	-	(1)		(1)
Gross loans	$1,227	$4,483	$5,710		$345,128	$350,838	$-

There were no loans past due 90 days and still accruing interest at March 31, 2012 and December 31, 2011.

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

No additional charge to operations was required to provide for these impaired loans as the specifically allocated allowance of $719,000 at March 31, 2012, is estimated by management to be adequate to provide for the loan loss allowance associated with these impaired loans.

Impaired loans are set forth in the following table as of March 31, 2012 and December 31, 2011:

	March 31, 2012
	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment	Total
(In Thousands)	Principal	With No	With	Recorded	Related
	Balance	Allowance	Allowance	Investment	Allowance
Commercial, financial and agricultural	$1,082	$958	$124	$1,082	$124
Tax-exempt	-	-	-	-	-
Commercial real estate:
Commercial mortgages	1,779	326	1,453	1,779	277
Other construction and land development loans	-	-	-	-	-
Secured by farmland	455	455	-	455	-
Consumer real estate:
Home equity loans	504	243	261	504	167
Home equity lines of credit	-	-	-	-	-
1-4 family residential mortgages	1,468	957	511	1,468	131
Construction	-	-	-	-	-
Installment loans to individuals	20	-	20	20	20
Gross loans	$5,308	$2,939	$2,369	$5,308	$719

	December 31, 2011
	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment	Total
	Principal	With No	With	Recorded	Related
(In Thousands)	Balance	Allowance	Allowance	Investment	Allowance
Commercial, financial and agricultural	$987	$861	$126	$987	$126
Tax-exempt	-	-	-	-	-
Commercial real estate:
Commercial mortgages	2,244	1,699	545	2,244	242
Other construction and land development loans	-	-	-	-	-
Secured by farmland	458	458	-	458	-
Consumer real estate:
Home equity loans	397	137	260	397	157
Home equity lines of credit	9	-	9	9	9
1-4 family residential mortgages	1,373	858	515	1,373	135
Construction	-	-	-	-	-
Installment loans to individuals	15	4	11	15	11
Gross loans	$5,483	$4,017	$1,466	$5,483	$680

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

The following table details activity in the allowance for possible loan losses by portfolio segment for the three months ended March 31, 2012 and 2011. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	March 31, 2012
	Commercial	Commercial	Consumer	Installment
	Financial &	Real	Real	Loans
(In Thousands)	Agricultural	Estate	Estate	Individuals	Unallocated	Total
Balance, beginning of year	$959	$1,701	$1,635	$131	$957	$5,383
Provision charged to operations	(80)	7	(69)	(5)	177	30
Loans charged off	-	-	-	(8)	-	(8)
Recoveries	-	-	6	8	-	14
Ending balance	$879	$1,708	$1,572	$126	$1,134	5,419

Ending balance individually evaluated for impairment	$124	$277	$298	$20	$-	$719

Ending balance collectively evaluated for impairment	$755	$1,431	$1,274	$106	$1,134	$4,700

	March 31, 2011
	Commercial	Commercial	Consumer	Installment
	Financial &	Real	Real	Loans
(In Thousands)	Agricultural	Estate	Estate	Individuals	Unallocated	Total
Balance, beginning of year	$752	$2,286	$1,243	$106	$414	$4,801
Provision charged to operations	167	(117)	60	9	(39)	80
Loans charged off	-	(9)	(4)	(15)	-	(28)
Recoveries	-	-	2	3	-	5
Ending balance	$919	$2,160	$1,301	$103	$375	4,858

Ending balance individually evaluated for impairment	$133	$567	$76	$-	$-	$776

Ending balance collectively evaluated for impairment	$786	$1,593	$1,225	$103	$375	$4,082

The Corporation’s recorded investment in loans as of March 31, 2012 and December 31, 2011 related to each balance in the allowance for possible loan losses by portfolio segment and disaggregated on the basis of the Corporation’s impairment methodology was as follows:

	March 31, 2012
	Commercial	Commercial	Consumer	Installment
	Financial &	Real	Real	Loans
(In Thousands)	Agricultural	Estate	Estate	Individuals	Total
Ending balance individually evaluated for impairment	$1,082	$2,234	$1,972	$20	$5,308

Ending balance collectively evaluated for impairment	66,445	99,944	169,165	6,638	342,192

Ending balance	$67,527	$102,178	$171,137	$6,658	$347,500

	December 31, 2011
	Commercial	Commercial	Consumer	Installment
	Financial &	Real	Real	Loans
(In Thousands)	Agricultural	Estate	Estate	Individuals	Total
Ending balance individually evaluated for impairment	$987	$2,702	$1,779	$15	$5,483

Ending balance collectively evaluated for impairment	67,645	100,602	170,165	6,943	345,355

Ending balance	$68,632	$103,304	$171,944	$6,958	$350,838

Loan Modifications

From time to time, the Bank may agree to modify the contractual terms of a borrower’s loan. In cases where such modifications represent a concession to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring. Loans modified in a troubled debt restructuring are placed on nonaccrual status until the Bank determines the future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrate a period of performance according to the restructured terms of six months. Loan modifications considered troubled debt restructurings completed during the three months ended March 31, 2012 were as follows:

	2012
	Commercial	Commercial	Consumer	Installment
	Financial &	Real	Real	Loans
(In Thousands)	Agricultural	Estate	Estate	Individuals	Total

Number of contracts	3	2	4	-	9

Pre-modification outstanding recorded investment	$242	$79	$280	$-	$601

Post-modification outstanding recorded investment	$242	$79	$280	$-	$601

There were no new loan modifications considered troubled debt restructures during the three months ended March 31, 2011.

4. SHORT-TERM BORROWINGS

Securities sold under agreements to repurchase and Federal Home Loan Bank advances generally represented overnight or less than 30-day borrowings. U.S. Treasury tax and loan notes for collections made by the Bank were payable on demand.

5. LONG-TERM BORROWINGS

Long-term borrowings consist of advances due to the FHLB - Pittsburgh.

6. DEFERRED COMPENSATION PLANS

The Bank has entered into certain non-qualified deferred compensation agreements with certain present and retired executive officers and directors. Expenses related to these non-qualified deferred compensation plans amounted to $44,000 and $42,000 for the three month periods ended March 31, 2012 and 2011, respectively.

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

The Corporation may require collateral or other security to support financial instruments with off-balance sheet credit risk. The contract or notional amounts at March 31, 2012 and December 31, 2011 were as follows:

(In Thousands)	2012	2011
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$63,738	$64,419
Standby letters of credit	5,222	5,212
Dealer floor plans	1,358	1,732
Loans held for sale	3,584	5,164

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

The Corporation granted commercial, consumer and residential loans to customers primarily within Pennsylvania. Of the total loan portfolio, 78.7% was for real estate loans, principally residential. It is the opinion of management that this high concentration did not pose an adverse credit risk. Further, it is management's opinion that the remainder of the loan portfolio is balanced and diversified to the extent necessary to avoid any significant concentration of credit.

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

The following table presents the assets reported on the consolidated statements of financial condition at their fair value as of March 31, 2012 and December 31, 2011 by level within the fair value hierarchy. As required by FASB ASC 820-10, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	March 31, 2012
(In Thousands)	Level I	Level II	Level III	Total

Assets Measured on a Recurring Basis:
Investment Securities, available-for-sale	$2,145	$210,397	$-	$212,542

	December 31, 2011
(In Thousands)	Level I	Level II	Level III	Total

Assets Measured on a Recurring Basis:
Investment Securities, available-for-sale	$1,842	$194,503	$-	$196,345

At March 31, 2012 and December 31, 2011, investments measured at fair value on a recurring basis and the valuation methods used are as follows:

	March 31, 2012
(In Thousands)	Level I	Level II	Level III	Total

Available for sale securities
Obligation of US Government Agencies
Mortgage-backed	$-	$113,454	$-	$113,454
Other	-	74,590	-	74,590
Obligations of state and political subdivisions	-	22,353	-	22,353
Equity securities	2,145	-	-	2,145
	$2,145	$210,397	$-	$212,542

	December 31, 2011
(In Thousands)	Level I	Level II	Level III	Total

Available for sale securities
Obligation of US Government Agencies
Mortgage-backed	$-	$99,493	$-	$99,493
Other	-	74,161	-	74,161
Obligations of state and political subdivisions	-	20,849	-	20,849
Equity securities	1,842	-	-	1,842
	$1,842	$194,503	$-	$196,345

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

The following table presents certain assets reported on the consolidated statements of financial condition at their fair value on a non-recurring basis as of March 31, 2012 and December 31, 2011 by level within the fair value hierarchy. As required by FASB ASC 820-10, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	March 31, 2012
(In Thousands)	Level I	Level II	Level III	Total

Assets Measured on a Non-recurring Basis:
Impaired Loans	$-	$5,308	$-	$5,308
Loans Held for Sale	-	3,584	-	3,584
Mortgage Servicing Rights	-	639	-	639
Other Real Estate Owned	-	98	-	98
	$-	$9,531	$-	$9,531

	December 31, 2011
(In Thousands)	Level I	Level II	Level III	Total

Assets Measured on a Non-recurring Basis:
Impaired Loans	$-	$5,483	$-	$5,483
Loans Held for Sale	-	5,164	-	5,164
Mortgage Servicing Rights	-	622	-	622
Other Real Estate Owned	-	3	-	3
	$-	$11,272	$-	$11,269

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

At March 31, 2012 and December 31, 2011, the carrying values and estimated fair values of financial instruments are presented in the table below:

	March 31, 2012		December 31, 2011
(In Thousands)	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial Assets:
Cash and short-term instruments	$31,068	$31,068	$38,176	$38,176
Investment securities	212,542	212,542	196,345	196,345
Restricted securities	3,030	3,030	2,900	2,900
Loans held for sale	3,584	3,584	5,164	5,164
Loans, net	338,497	341,046	340,291	347,344
Cash surrender value of bank owned life insurance	14,565	14,565	14,413	14,413
Accrued interest receivable	1,354	1,354	1,328	1,328

Financial Liabilities:
Interest-bearing deposits	401,348	404,219	397,045	400,163
Noninterest- bearing deposits	81,828	81,828	85,334	85,334
Short-term borrowings	59,465	59,465	58,288	58,288
Long-term borrowings	6,116	6,308	6,118	6,323
Accrued interest payable	453	453	497	497

Off-Balance Sheet Assets (Liabilities):
Commitments to extend credit		$63,738		$64,419
Standby letters of credit		5,222		5,212
Dealer floor plans		1,358		1,732

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

DEPOSITS

The fair value of deposits with no stated maturity, such as Demand Deposits, Savings Accounts, and Money Market Accounts, was equal to the amount payable on demand at March 31, 2012 and December 31, 2011.

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

These consolidated interim financial statements have been prepared in accordance with requirements of Form 10-Q and therefore do not include all disclosures normally required by accounting principles generally accepted in the United States of America applicable to financial institutions as included with consolidated financial statements included in the Corporation's annual Form 10-K filing. The reader of these consolidated interim financial statements may wish to refer to the Corporation's annual report or Form 10-K for the period ended December 31, 2011 filed with the Securities and Exchange Commission.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of CCFNB Bancorp, Inc.:

We have reviewed the consolidated balance sheet of CCFNB Bancorp, Inc. and Subsidiary as of March 31, 2012 and the related consolidated statements of income for the three month periods ended March 31, 2012 and 2011 and changes in stockholders’ equity and cash flows for the three month periods ended March 31, 2012 and 2011. These consolidated interim financial statements are the responsibility of the management of CCFNB Bancorp, Inc. and Subsidiary.

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

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of CCFNB Bancorp, Inc. and Subsidiary as of December 31, 2011, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated March 13, 2012, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2011, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ J. H. Williams & Co., LLP

J.H. Williams & Co., LLP

Kingston, Pennsylvania

May 8, 2012

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

RESULTS OF OPERATIONS

NET INTEREST INCOME

2012 vs. 2011

Tax-equivalent net interest income, as reflected in the following tables, decreased $168 thousand to $5.0 million at March 31, 2012 when compared to the same 2011 time period. Reported tax-equivalent interest income decreased $532 thousand to $6.0 million for the three months ended March 31, 2012 when compared to the same 2011 time period. The decrease to interest income was primarily rate driven as maturing and called investment securities as well as loans repriced throughout the past year. Investment security tax-equivalent interest income for the three months ended March 31, 2012 decreased $335 thousand when compared to 2011 results. Loan interest income for the three months ended March 31, 2012 decreased $206 thousand when compared to 2011 results. Reported interest expense decreased $364 thousand to $1.0 million for the three months ended March 31, 2012 when compared to the same 2011 time period. The decrease was primarily rate driven as maturing time deposits re-priced during the year lowering the average rate paid on interest-bearing deposits to 0.89 percent for the three months ended March 31, 2012 from 1.19 percent at March 31, 2011. Net interest margin decreased to 3.47 percent at March 31, 2012 from 3.68 percent at March 31, 2011.

The following Average Balance Sheet and Rate Analysis table presents the average assets, actual income or expense and the average yield on assets, liabilities and stockholders' equity for the three months ended March 31, 2012 and 2011.

AVERAGE BALANCE SHEET AND RATE ANALYSIS

THREE MONTHS ENDED MARCH 31,

(In Thousands)	2012			2011
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS:	(1)			(1)
Tax-exempt loans	$26,810	$427	6.41%	$27,442	$425	6.28%
All other loans	319,556	4,240	5.34%	315,552	4,448	5.72%
Total loans (2)(3)(4)	346,366	4,667	5.42%	342,994	4,873	5.76%

Taxable securities	180,816	1,071	2.37%	195,024	1,468	3.01%
Tax-exempt securitites (3)	21,482	253	4.71%	14,199	191	5.38%
Total securities	202,298	1,324	2.62%	209,223	1,659	3.17%

Federal funds sold	1,681	1	0.24%	1,590	1	0.26%
Interest-bearing deposits	27,958	17	0.24%	13,750	8	0.24%

Total interest-earning assets	578,303	6,009	4.17%	567,557	6,541	4.66%

Other assets	44,710			49,925

TOTAL ASSETS	$623,013			$617,482

LIABILITIES:
Savings	$74,136	28	0.15%	$66,645	57	0.35%
Now deposits	78,443	14	0.07%	73,843	24	0.13%
Money market deposits	45,868	25	0.22%	45,533	64	0.57%
Time deposits	202,027	821	1.63%	229,899	1,079	1.90%
Total deposits	400,474	888	0.89%	415,920	1,224	1.19%

Short-term borrowings	58,742	79	0.54%	55,280	84	0.62%
Long-term borrowings	6,117	40	2.63%	6,122	39	2.58%
Junior subordinate debentures	-	-	0.00%	4,640	24	2.10%
Total borrowings	64,859	119	0.74%	66,042	147	0.90%

Total interest-bearing liabilities	465,333	1,007	0.87%	481,962	1,371	1.15%

Demand deposits	81,176			64,534
Other liabilities	4,475			2,780
Stockholders' equity	72,029			68,206
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$623,013			$617,482
Interest rate spread (6)			3.30%			3.50%
Net interest income/margin (5)		$5,002	3.47%		$5,170	3.68%

(1)	Average volume information was compared using daily (or monthly) averages for interest-earning and bearing accounts. Certain balance sheet items utilized quarter-end balances for averages.
(2)	Interest on loans includes fee income.
(3)	Tax exempt interest revenue is shown on a tax-equivalent basis using a statutory federal income tax rate of 34 percent for 2012 and 2011.
(4)	Nonaccrual loans have been included with loans for the purpose of analyzing net interest earnings.
(5)	Net interest margin is computed by dividing annualized net interest income by total interest earning assets.
(6)	Interest rate spread represents the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.

Reconcilement of Taxable Equivalent Net Interest Income

For the Three Months Ended March 31,

(In Thousands)	2012	2011

Total interest income	$5,778	$6,332
Total interest expense	1,007	1,371

Net interest income	4,771	4,961
Tax equivalent adjustment	231	209

Net interest income (fully taxable equivalent)	$5,002	$5,170

Rate/Volume Analysis

To enhance the understanding of the effects of volumes (the average balance of earning assets and costing liabilities) and average interest rate fluctuations on the consolidated balance sheet as it pertains to net interest income, the table below reflects these changes for 2012 versus 2011:

(In Thousands)	Three Months Ended March 31,
	2012 vs 2011
	Increase (Decrease)
	Due to
	Volume	Rate	Net
Interest income:
Loans, tax-exempt	$(10)	$12	$2
Loans	53	(261)	(208)
Taxable investment securities	(84)	(313)	(397)
Tax-exempt investment securities	86	(24)	62
Federal funds sold	-	-	-
Interest bearing deposits	9	-	9
Total interest-earning assets	54	(586)	(532)

Interest expense:
Savings	3	(32)	(29)
NOW deposits	1	(11)	(10)
Money market deposits	-	(39)	(39)
Time deposits	(113)	(145)	(258)
Short-term borrowings	5	(10)	(5)
Long-term borrowings, FHLB	-	1	1
Junior subordinate debentures	(24)	-	(24)
Total interest-bearing liabilities	(128)	(236)	(364)
Change in net interest income	$182	$(350)	$(168)

PROVISION FOR LOAN LOSSES

2012 vs. 2011

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

Although management believes that it uses the best information available to make such determinations and that the allowance for loan losses is adequate at March 31, 2012, future adjustments could be necessary if circumstances or economic conditions differ substantially from the assumptions used in making the initial determinations. A downturn in the local economy or employment and delays in receiving financial information from borrowers could result in increased levels of nonperforming assets and charge-offs, increased loan loss provisions and reductions in interest income. Also, as part of the examination process, bank regulatory agencies periodically review the Bank’s loan loss allowance. The bank regulators could require the recognition of additions to the loan loss allowance based on their judgment of information available to them at the time of their examination.

The provision for loan losses amounted to $30,000 and $80,000 for the three months ended March 31, 2012 and 2011, respectively. Management concluded the 2012 and 2011 increases of the provision were appropriate considering the gross loan growth experience, the level of nonperforming assets and the general condition of the national economy. Utilizing the resources noted above, management concluded that the allowance for loan losses remains at a level adequate to provide for probable losses inherent in the loan portfolio.

NON-INTEREST INCOME

2012 vs. 2011

Total non-interest income increased $166 thousand or 11.6 percent to $1.6 million for the three months ended March 31, 2012. The service charges and fees decreased $46,000 or 11.1 percent to $368 thousand for the three months ended March 31, 2012. Gain on sale of loans increased $212,000 or 131.7 percent from $161 thousand in 2011 to $373 thousand in 2012. Brokerage income increased $38 thousand or 63.3 percent from $60 thousand in 2011 to $98 thousand in 2012. Trust income decreased $48 thousand or 31.0 percent from $216 thousand in 2011 to $149 thousand in 2012. Interchange fees increased $33 thousand or 15.1 percent from $219 thousand in 2011 to $252 thousand in 2012. Other non-interest income decreased $22 thousand or 8.8 percent from $250 thousand in 2011.

(In Thousands)	For The Three Months Ended
	March 31, 2012		March 31, 2011		Change
	Amount	% Total	Amount	% Total	Amount	%
Service charges and fees	$368	23.2%	$414	29.0%	$(46)	(11.1)%
Gain on sale of loans	373	23.4	161	11.3	212	131.7
Earnings on bank-owned life insurance	126	7.9	108	7.6	18	16.7
Brokerage	98	6.1	60	4.2	38	63.3
Trust	149	9.3	216	15.1	(67)	(31.0)
Interchange fees	252	15.8	219	15.3	33	15.1
Other	228	14.3	250	17.5	(22)	(8.8)
Total non-interest income	$1,594	100.0%	$1,428	100.0%	$166	11.6%

NON-INTEREST EXPENSE

2012 vs. 2011

Total non-interest expense decreased $233 thousand or 5.6 percent from $4.1 million in 2011. The decrease in salaries, employee benefits, occupancy, and furniture and fixtures primarily resulted from the June 24, 2011 sale of the Hazleton branch office. Salaries decreased $51 thousand, employee benefits decreased $40 thousand, occupancy decreased $36 thousand, and furniture and fixtures decreased $23 thousand. FDIC assessments decreased $69 thousand or 46.3 percent due to changes in the assessment calculation.

One standard to measure non-interest expense is to express annualized non-interest expense as a percentage of average total assets. As of March 31, 2012 this percentage was 2.51 percent compared to 2.68 percent in 2011.

(In Thousands)	For The Three Months Ended
	March 31, 2012		March 31, 2011		Change
	Amount	% Total	Amount	% Total	Amount	%
Salaries	$1,606	41.2%	$1,657	39.9%	$(51)	(3.1)%
Employee benefits	545	13.9	585	14.1	(40)	(6.8)
Occupancy	262	6.7	298	7.2	(36)	(12.1)
Furniture and equipment	278	7.1	301	7.3	(23)	(7.6)
State shares tax	160	4.1	143	3.5	17	11.9
Professional fees	163	4.2	153	3.7	10	6.5
Directors fees	63	1.6	68	1.6	(5)	(7.4)
FDIC assessments	80	2.0	149	3.6	(69)	(46.3)
Telecommunications	64	1.6	83	2.0	(19)	(22.9)
Amortization of core deposit intangible	109	2.8	127	3.1	(18)	(14.2)
Automated teller machine and interchange	185	4.7	151	3.6	34	22.5
Other	396	10.1	429	10.4	(33)	(7.7)
Total non-interest expense	$3,911	100.0%	$4,144	100.0%	$(233)	(5.6)%

FINANCIAL CONDITION

Consolidated assets at March 31, 2012 were $631.2 million which represented an increase of $6.5 million from $624.7 million at December 31, 2011.

The loan-to-deposit ratio is a key measurement of liquidity. Our loan-to-deposit ratio decreased during the quarter ended March 31, 2012 to 71.9 percent compared to 72.7 percent at December 31, 2011.

INVESTMENTS

All of our securities are available-for-sale and are carried at estimated fair value. Available-for-sale securities are reported on the consolidated balance sheet at fair value with offsetting adjustments to deferred taxes and accumulated other comprehensive income. The possibility of material price volatility in a changing interest rate environment is offset by the availability to the Corporation of restructuring the portfolio for gap positioning at any time through the securities classified as available-for-sale. As reflected in the Consolidated Statements of Changes in Stockholders’ Equity, the impact of the fair value accounting was an unrealized gain, net of tax, on March 31, 2012 of $2,174,000 compared to an unrealized gain, net of tax, on December 31, 2011 of $2,260,000, which represents an unrealized loss, net of tax, of $86,000 for the three months ended March 31, 2012. The following table shows the amortized cost and estimated fair value of the investment securities as of the dates shown:

	March 31, 2012
(In Thousands)	Amortized	Estimated
	Cost	Fair Value
Obligation of U.S.Government Corporations and Agencies:
Mortgage-backed	$110,946	$113,454
Other	74,508	74,590
Obligations of state and political subdivisions	21,776	22,353
Total debt securities	207,230	210,397
Marketable equity securities	2,018	2,145
Total investment securities AFS	$209,248	$212,542

	December 31, 2011
(In Thousands)	Amortized	Estimated
	Cost	Fair Value
Obligation of U.S.Government Corporations and Agencies:
Mortgage-backed	$96,890	$99,493
Other	73,963	74,161
Obligations of state and political subdivisions	20,050	20,849
Total debt securities	190,903	194,503
Marketable equity securities	2,018	1,842
Total investment securities AFS	$192,921	$196,345

LOANS

The loan portfolio decreased 1.0 percent from $350.8 million at December 31, 2011 to $347.5 million at March 31, 2012. The percentage distribution in the loan portfolio was 78.6 percent in real estate loans at $273.3 million; 11.8 percent in commercial loans at $40.9 million; 1.9 percent in consumer loans at $6.6 million; and 7.7 percent in tax exempt loans at $26.7 million.

The following table presents the breakdown of loans by type as of the date indicated:

			Change
(In Thousands)	March 31, 2012	December 31, 2011	Amount	%

Commercial, financial and agricultural	$40,860	$41,487	$(627)	(1.5)%
Tax-exempt	26,667	27,145	(478)	(1.8)
Real estate	266,586	268,071	(1,485)	(0.6)
Real estate construction	6,492	6,945	(453)	(6.5)
Installment loans to individuals	6,659	6,959	(300)	(4.3)
Add (deduct): Unearned discount	(1)	(1)	-	-
Unamortized loan costs, net of fees	237	232	5	2.2
Gross loans	$347,500	$350,838	$(3,338)	(1.0)%

The following table presents the percentage distribution of loans by category as of the date indicated:

	March 31, 2012	December 31, 2011

Commercial, financial and agricultural	11.8%	11.8%
Tax-exempt	7.7	7.7
Real estate	76.7	76.5
Real estate construction	1.9	2.0
Installment loans to individuals	1.9	2.0
Gross loans	100.0%	100.0%

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses was $5.4 million at March 31, 2012, compared to $4.9 million at March 31, 2011. This allowance equaled 1.56 percent and 1.42 percent of total loans, net of unearned income, as of March 31, 2012 and 2011, respectively. The loan loss reserve is analyzed quarterly and reviewed by the Bank’s Board of Directors. No concentration or apparent deterioration in classes of loans or pledged collateral was evident. Regular meetings with the Bank’s Director Loan Committee reviewed new loans. Delinquent loans, loan exceptions and certain large loans are addressed by the full Board no less than monthly to determine compliance with policies. Allowance for loan losses was considered adequate based on delinquency trends and actual loans written.

The following table presents a summary of the Bank’s loan loss experience as of the dates indicated:

(In Thousands)	For the Three Months Ended March 31,
	2012	2011
Average Loans Outstanding during the period	$346,366	$342,994

Balance, beginning of year	$5,383	$4,801
Provision charged to operations	30	80

Loans charged off:
Commercial, financial, and agricultural	-	-
Real estate mortgages	-	(13)
Installment loans to indiviuals	(8)	(15)

Recoveries:
Commercial, financial, and agricultural	-	-
Real estate mortgages	6	2
Installment loans to indiviuals	8	3

Balance, end of period	$5,419	$4,858

Ratio of net charge-offs to average loans outstanding during the period	0.00%	0.01%

NON-PERFORMING LOANS

As of March 31, 2012, loans 30 to 89 days past due totaled $577 thousand compared to $1.2 million at December 31, 2011. Non-accrual loans totaled $4.3 million at March 31, 2012 and $4.5 million at December 31, 2011.

The following table presents past due and non-accrual loans by loan type and in summary as of the dates indicated:

(In Thousands)	March 31, 2012	December 31, 2011

Commercial, financial and agricultural
Days 30-89	$299	$115
Days 90 plus	-	-
Non-accrual	815	718
Real estate
Days 30-89	265	1,106
Days 90 plus	-	-
Non-accrual	3,499	3,750
Installment loans to individuals
Days 30-89	13	6
Days 90 plus	-	-
Non-accrual	11	15
	$4,902	$5,710

Days 30-89	$577	$1,227
Days 90 plus	-	-
Non-accrual	4,325	4,483
	$4,902	$5,710
Troubled debt restructurings in compliance and not reported past due	$859	$754

Other real estate owned	$98	$3

DEPOSITS

Total average deposits increased by 0.4 percent from $479.7 million at December 31, 2011 to $481.7 million at March 31, 2012. Average savings deposits increased 9.1 percent to $74.1 million at March 31, 2012 from $68.0 million at December 31, 2011. Average interest bearing NOW accounts increased 7.9 percent from $72.7 million at December 31, 2011 to $78.4 million at March 31, 2012.

The average balances and average rate paid on deposits are summarized as follows:

	March 31, 2012		December 31, 2011
		Average		Average	Change
(In Thousands)	Balance	Rate	Balance	Rate	Amount	%

Non-interest bearing	$81,176	-%	$73,012	-%	$8,164	11.2%
Savings	74,136	0.15	67,983	0.31	6,153	9.1
Now deposits	78,443	0.07	72,707	0.11	5,736	7.9
Money market deposits	45,868	0.22	45,947	0.46	(79)	(0.2)
Time deposits	202,027	1.63	220,032	1.84	(18,005)	(8.2)
Total deposits	$481,650	0.74%	$479,681	0.95%	$1,969	0.4%

BORROWED FUNDS

Average short-term borrowings, including securities sold under agreements to repurchase and day-to-day FHLB - Pittsburgh borrowings increased 3.5 percent from $56.8 million at December 31, 2011 to $58.7 million at March 31, 2012. Average long-term borrowings decreased $4 thousand while average Junior Subordinate Debentures decreased $4.4 million with the December 2011 payoff.

The average balances are summarized as follows:

(In Thousands)	March 31, 2012		December 31, 2011		Change
	Amount	% Total	Amount	% Total	Amount	%
Short-term borrowings:
Securities sold under agreement to repurchase	$58,742	90.6%	$56,127	83.4%	$2,615	4.7%
Short-term borrowings, FHLB	-	-	-	-	-	-
U.S. Treasury tax and loan notes	-	-	632	0.9	(632)	(100.0)
Total short-term borrowings	58,742	90.6%	56,759	84.3%	1,983	3.5
Long-term borrowings, FHLB	6,117	9.4	6,121	9.1	(4)	(0.1)
Junior subordinate debentures	-	-	4,411	6.6	(4,411)	(100.0)
Total borrowed funds	$64,859	100.0%	$67,291	100.0%	$(2,432)	(3.6)%

Short-term borrowings consisted of the following at March 31, 2012 and 2011:

	March 31, 2012
		Weighted	Maximum
(In Thousands)	Ending	Average	Month End	Average
	Balance	Balance	Balance	Rate
Securities sold under agreements to repurchase	$59,465	$58,742	$61,616	0.54%
Other short-term borrowings	-	-	-	0.00%
U.S. Treasury tax and loan notes	-	-	-	0.00%
Total	$59,465	$58,742	$61,616	0.54%

	March 31, 2011
		Weighted	Maximum
(In Thousands)	Ending	Average	Month End	Average
	Balance	Balance	Balance	Rate
Securities sold under agreements to repurchase	$54,195	$54,610	$56,844	0.63%
Other short-term borrowings	-	-	-	0.00%
U.S. Treasury tax and loan notes	865	670	1,000	0.00%
Total	$55,060	$55,280	$57,844	0.62%

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

As of March 31, 2012, the Bank was categorized as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios.

Our actual consolidated capital amounts and ratios as of March 31, 2012 and December 31, 2011 are in the following table:

(In Thousands)	2012		2011
	Amount	Ratio	Amount	Ratio
Total Capital
(to Risk-weighted Assets)

Actual	$64,990	18.8%	$63,880	18.1%
For Capital Adequacy Purposes	27,677	8.0	28,177	8.0
To Be Well-Capitalized	34,597	10.0	35,222	10.0

Tier I Capital
(to Risk-weighted Assets)

Actual	$60,567	17.5%	$59,464	16.9%
For Capital Adequacy Purposes	13,839	4.0	14,089	4.0
To Be Well-Capitalized	20,758	6.0	21,133	6.0

Tier I Capital
(to Average Assets)

Actual	$60,567	9.9%	$59,464	9.7%
For Capital Adequacy Purposes	24,542	4.0	24,488	4.0
To Be Well-Capitalized	30,677	5.0	30,610	5.0

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

At March 31, 2012, our cumulative gap positions and the potential earnings change resulting from a 300 basis point change in rates were both within the internal risk management guidelines.

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

No material changes in market risk occurred during the current period. A detailed discussion of market risk is provided in the Annual Report on Form 10-K for the period ended December 31, 2011.

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

The CEO and CFO have evaluated the changes to our internal controls over financial reporting that occurred during our fiscal Quarter Ended March 31, 2012, as required by paragraph (d) Rules 13a – 15 and 15d – 15 under the Securities Exchange Act of 1934, as amended, and have concluded that there were no changes that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1.A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial condition or future results. At March 31, 2012 the risk factors of the Corporation have not changed materially from those in our Annual Report on Form 10-K, except as set forth below. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

	Total	Average	Total Number of	Maximum Number (or
	Number of	Price Paid	Shares (or Units)	Approximate Dollar Value)
	Shares (or	per Share	Purchased as Part of	of Shares (or Units) that
	Units)	(or Units)	Publicly Announced	May Yet Be Purchased
Period	Purchased	Purchased	Plans or Programs (1)	Under the Plans or Programs

Month #1 (January 1 - January 31, 2012)	-	-	-	111,100

Month #2 (February 1 - February 29, 2012)	-	-	-	111,100

Month #3 (March 1 - March 31, 2012)	10,500	$36.15	10,500	100,600

(1)	This program was announced in 2009 and represents the third buy-back program. The Board of Directors approved the purchase of 200,000 shares. There was no expiration date associated with this program.

The Corporation did not sell any unregistered securities during the quarter ended March 31, 2012.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Mine Safety Disclosures

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report on Form 10-Q for the period ended March 31, 2012, to be signed on its behalf by the undersigned thereunto duly authorized.

CCFNB BANCORP, INC.
(Registrant)

By	/s/ Lance O. Diehl

Lance O. Diehl
President and CEO
(Principal Executive Officer)
Date: May 8, 2012

By	/s/ Jeffrey T. Arnold

Jeffrey T. Arnold, CPA, CIA
Chief Financial Officer and Treasurer
(Principal Financial Officer)
Date: May 8, 2012

