Form 10-Q
period 2012-06-30
CCFNB BANCORP INC
filed 2012-08-13
CIK 731122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012.

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________.

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

Yes ☐ No ☒

On August 1, 2012, there were 2,196,845 shares of the Registrant’s common stock outstanding, par value $1.25.

CCFNB Bancorp, Inc. and Subsidiary

PART I Financial Information

Item 1. Financial Statements

CCFNB Bancorp, Inc.

Consolidated Balance Sheets

	(Unaudited)
	June 30,	December 31,
(In Thousands)	2012	2011

ASSETS
Cash and due from banks	$8,880	$9,632
Interest-bearing deposits in other banks	16,129	26,699
Federal funds sold	2,820	1,845
Total cash and cash equivalents	27,829	38,176

Investment securities, available for sale, at fair value	189,435	196,345
Restricted securities, at cost	3,065	2,900
Loans held for sale	2,551	5,164
Loans, net of unearned income	354,249	345,674
Less: Allowance for loan losses	5,429	5,383
Loans, net	348,820	340,291
Premises and equipment, net	12,164	11,740
Accrued interest receivable	1,314	1,328
Cash surrender value of bank-owned life insurance	14,729	14,413
Investment in limited partnerships	1,343	1,455
Intangible Assets:
Core deposit	1,421	1,639
Goodwill	7,937	7,937
Prepaid FDIC assessment	1,005	1,146
Other assets	2,206	2,143
TOTAL ASSETS	$613,819	$624,677

LIABILITIES
Interest-bearing deposits	$401,205	$397,045
Noninterest-bearing deposits	77,963	85,334
Total deposits	479,168	482,379

Short-term borrowings	54,011	58,288
Long-term borrowings	5,115	6,118
Accrued interest payable	404	497
Other liabilities	1,942	5,980
TOTAL LIABILITIES	540,640	553,262

STOCKHOLDERS' EQUITY
Common stock, par value $1.25 per share; authorized 15,000,000 shares, issued 2,308,245 shares in 2012; and 2,300,987 shares in 2011	2,885	2,876
Surplus	28,672	28,421
Retained earnings	42,706	40,418
Accumulated other comprehensive income	2,287	2,260
Treasury stock, at cost; 111,400 shares in 2012 and 88,900 shares in 2011	(3,371)	(2,560)
TOTAL STOCKHOLDERS' EQUITY	73,179	71,415
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$613,819	$624,677

See accompanying notes to unaudited consolidated financial statements.

CCFNB Bancorp, Inc.

Consolidated Statements of Income

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
(In Thousands, Except Per Share Data)	June 30,		June 30,
	2012	2011	2012	2011
INTEREST AND DIVIDEND INCOME
Interest and fees on loans:
Taxable	$4,337	$4,416	$8,577	$8,864
Tax-exempt	274	285	556	565
Interest and dividends on investment securities:
Taxable	968	1,361	2,024	2,818
Tax-exempt	172	139	339	265
Dividend and other interest income	16	14	31	25
Federal funds sold	1	-	1	1
Deposits in other banks	7	18	25	27
TOTAL INTEREST AND DIVIDEND INCOME	5,775	6,233	11,553	12,565

INTEREST EXPENSE
Deposits	805	1,208	1,693	2,432
Short-term borrowings	40	74	119	158
Long-term borrowings	36	40	76	79
Junior subordinate debentures	-	24	-	48
TOTAL INTEREST EXPENSE	881	1,346	1,888	2,717

NET INTEREST INCOME	4,894	4,887	9,665	9,848

PROVISION FOR LOAN LOSSES	30	330	60	410
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,864	4,557	9,605	9,438

NON-INTEREST INCOME
Service charges and fees	371	439	739	853
Gain on sale of loans	367	206	740	367
Earnings on bank-owned life insurance	133	107	259	215
Brokerage	127	68	225	128
Trust	151	191	300	407
Investment security (losses) gains	(17)	3	(17)	3
Gain on sale of premises and equipment	-	489	-	489
Interchange fees	264	240	516	459
Other	306	246	534	496
TOTAL NON-INTEREST INCOME	1,702	1,989	3,296	3,417

NON-INTEREST EXPENSE
Salaries	1,638	1,616	3,244	3,273
Employee benefits	528	528	1,073	1,113
Occupancy	256	261	518	559
Furniture and equipment	313	327	591	628
State shares tax	165	151	325	294
Professional fees	164	151	327	304
Director's fees	64	65	127	133
FDIC assessments	79	105	159	254
Telecommunications	63	79	127	162
Amortization of core deposit intangible	109	176	218	303
Automated teller machine and interchange	181	164	366	315
Other	492	460	888	889
TOTAL NON-INTEREST EXPENSE	4,052	4,083	7,963	8,227

INCOME BEFORE INCOME TAX PROVISION	2,514	2,463	4,938	4,628
INCOME TAX PROVISION	635	623	1,241	1,178
NET INCOME	$1,879	$1,840	$3,697	$3,450

EARNINGS PER SHARE	$0.86	$0.83	$1.68	$1.55
CASH DIVIDENDS PER SHARE	$0.33	$0.31	$0.64	$0.62
WEIGHTED AVERAGE SHARES OUTSTANDING	2,201,890	2,227,801	2,204,424	2,227,002

See accompanying notes to the unaudited consolidated financial statements.

CCFNB Bancorp, Inc.

Consolidated Statements of Changes in Stockholders' Equity

(Unaudited)

					Accumulated
	Common				Other		Total
	Stock			Retained	Comprehensive	Treasury	Stockholders'
(In Thousands Except Per Share Data)	Shares	Amount	Surplus	Earnngs	Income	Stock	Equity
Balance, December 31, 2010	2,286,931	$2,859	$27,964	$36,397	$2,221	$(1,587)	$67,854
Comprehensive Income:
Net income				3,450			3,450
Change in net unrealized gain on investment securities available-for-sale, net of reclassification adjustment and tax effects.					394		394
Common stock issuance under dividend reinvestment and stock purchase plans	7,401	9	229				238
Recognition of employee stock purchase plan expense			2				2
Purchase of treasury stock (4,000 shares)						(144)	(144)
Cash dividends, ($0.62 per share)				(1,380)			(1,380)
Balance, June 30, 2011	2,294,332	$2,868	$28,195	$38,467	$2,615	$(1,731)	$70,414

Balance, December 31, 2011	2,300,987	$2,876	$28,421	$40,418	$2,260	$(2,560)	$71,415
Comprehensive Income:
Net income				3,697			3,697
Change in net unrealized gain on investment securities available-for-sale, net of reclassification adjustment and tax effects.					27		27
Common stock issuance under dividend reinvestment and stock purchase plans	7,258	9	248				257
Recognition of employee stock purchase plan expense			3				3
Purchase of treasury stock (22,500 shares)						(811)	(811)
Cash dividends, ($0.64 per share)				(1,409)			(1,409)
Balance, June 30, 2012	2,308,245	$2,885	$28,672	$42,706	$2,287	$(3,371)	$73,179

See accompanying notes to the unaudited consolidated financial statements.

CCFNB Bancorp, Inc.

Consolidated Statements of Comprehensive Income

(In Thousands)	For The Six Months Ended June 30,
	2012		2011

Net Income		$3,697		$3,450
Other comprehensive income:
Change in unrealized gain on investment securities available-for-sale	57		598
Realized loss included in net income	(17)		-
Other comprehensive loss before tax expense	40		598
Tax effect	13		204
Other comprehensive loss		27		394
Comprehensive income		$3,724		$3,844

See accompanying notes to the consolidated financial statements.

CCFNB Bancorp, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For The Six Months Ended June 30,
(In Thousands)	2012	2011

OPERATING ACTIVITIES
Net income	$3,697	$3,450
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	60	410
Depreciation and amortization of premises and equipment	362	389
Amortization and accretion on investment securities	396	501
Impairment loss on securities	17	-
Gain on sale of premises and equipment	-	(489)
Deferred income taxes benefit	(168)	(145)
Gain on sale of investment securities	-	(3)
Gain on sale of loans	(740)	(367)
Proceeds from sale of mortgage loans	20,220	13,446
Originations of mortgage loans held for resale	(16,867)	(13,753)
Amortization of intangibles and invesment in limited partnerships	330	379
Decrease in accrued interest receivable	14	62
Increases in cash surrender value of bank-owned life insurance	(316)	(259)
Decrease in accrued interest payable	(93)	(94)
Other, net	(4)	(33)
Net cash provided by operating activities	6,908	3,494
INVESTING ACTIVITIES
Investment securities available for sale:
Purchases	(71,324)	(40,829)
Proceeds from sales, maturities and redemptions	74,060	55,558
Proceeds from redemption of restricted securities	58	290
Purchase of restricted securities	(223)	-
Net increase in loans	(8,684)	(4,832)
Proceeds from sale of premises and equipment	-	1,268
Proceeds from sale of other real estate owned	98	-
Purchase of investment in limited partnership	-	-
Acquisition of premises and equipment	(786)	(330)
Net cash (used in) provided by investing activities	(6,801)	11,125
FINANCING ACTIVITIES
Net (decrease) increase in deposits	(3,211)	8,281
Disposition of deposits on the sale of Hazleton branch	-	(17,668)
Net decrease in short-term borrowings	(4,277)	(7,630)
Proceeds from long-term borrowings	-	-
Repayment of long-term borrowings	(1,003)	(2)
Acquisition of treasury stock	(811)	(144)
Proceeds from issuance of common stock	257	238
Cash dividends paid	(1,409)	(1,380)
Net cash used in financing activities	(10,454)	(18,305)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(10,347)	(3,686)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	38,176	27,595
CASH AND CASH EQUIVALENTS, END OF PERIOD	$27,829	$23,909

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest paid	$1,981	$2,811
Income taxes paid	1,333	1,034
Securities acquired but not settled	-	-
Loans transferred to other real estate owned	95	-

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

NATURE OF OPERATIONS

The Corporation is a financial holding company that provides full service banking, including trust services, through the Bank, to individuals and corporate customers. The Bank has thirteen offices covering an area of approximately 752 square miles in North Central Pennsylvania. The Corporation and Bank are subject to the regulation of the Pennsylvania Department of Banking, the Federal Deposit Insurance Corporation, and the Federal Reserve Bank of Philadelphia.

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

RESTRICTED SECURITIES

Restricted equity securities consist of stock in the Federal Home Loan Bank of Pittsburgh (“FHLB – Pittsburgh”), and Atlantic Central Bankers Bank (“ACBB”) and do not have a readily determinable fair value because their ownership is restricted, and they can be sold back only to the FHLB-Pittsburgh, ACBB or to another member institution. Therefore, these securities are classified as restricted equity investment securities, carried at cost, and evaluated for impairment. At June 30, 2012, the Corporation held $3,030,000 in stock of the FHLB-Pittsburgh and $35,000 in stock of ACBB. At December 31, 2011, the Corporation held $2,865,000 in stock of FHLB-Pittsburgh and $35,000 in stock of ACBB.

The Corporation evaluated its holding of restricted stock for impairment and deemed the stock to not be impaired due to the expected recoverability of par value, which equals the value reflected within the Corporation’s financial statements. The decision was based on several items ranging from the estimated true economic losses embedded within FHLB’s mortgage portfolio to the FHLB’s liquidity position and credit rating. The Corporation utilizes the impairment framework outlined in GAAP to evaluate stock for impairment. The following factors were evaluated to determine the ultimate recoverability of the par value of the Corporation’s restricted stock holdings; (i) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted; (ii) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB; (iii) the impact of legislative and regulatory changes on the institutions and, accordingly, on the customer base of the FHLB; (iv) the liquidity position of the FHLB; and (v) whether a decline is temporary or whether it affects the ultimate recoverability of the FHLB stock based on (a) the materiality of the carrying amount to the member institution and (b) whether an assessment of the institution’s operational needs for the foreseeable future allow management to dispose of the stock. Based on the analysis of these factors, the Corporation determined that its holding of restricted stock was not impaired at June 30, 2012 and December 31, 2011.

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

INTANGIBLE ASSETS - GOODWILL

Goodwill represents the excess of the purchase price over the fair market value of net assets acquired. The Corporation has recorded net goodwill of $7,937,000 at June 30, 2012 and December 31, 2011 related to the 2008 acquisition of Columbia Financial Corporation and its subsidiary, First Columbia Bank & Trust Co. In accordance with current accounting standards, goodwill is not amortized. Management performs an annual evaluation for impairment. Any impairment of goodwill results in a charge to income. The Corporation periodically assesses whether events or changes in circumstances indicate that the carrying amounts of goodwill and other intangible assets may be impaired. Goodwill is tested for impairment at the reporting unit level and an impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value.  The Company employs general industry practices in evaluating the impairment of its goodwill and other intangible assets.  The Company calculates the value of goodwill using a combination of the following valuation methods: dividend discount analysis under the income approach, which calculates the present value of all excess cash flows plus the present value of a terminal value, the price/earnings multiple under the market approach and the change in control premium to market price approach.  Based upon these reviews, management determined there was no impairment of goodwill during 2012 or 2011.  No assurance can be given that future impairment tests will not result in a charge to earnings.

INTANGIBLE ASSETS – CORE DEPOSIT

The Corporation has an amortizable intangible asset related to the deposit premium paid for the acquisition of Columbia Financial Corporation’s subsidiary, First Columbia Bank & Trust Co. This intangible asset is being amortized on a sum of the years digits method over 10 years and has a carrying value of $1,421,000 as of June 30, 2012. At December 31, 2011, the intangible asset had a carrying value of $1,639,000. The recoverability of the carrying value is evaluated on an ongoing basis, and permanent declines in value, if any, are charged to expense. Amortization of the core deposit intangible amounted to $218,000 and $303,000 for the six months ended June 30, 2012 and 2011, respectively.

The estimated amortization expense of the core deposit intangible over its remaining life is as follows:

For the Year Ended:
Remainder of 2012	$217,000
2013	368,000
2014	301,000
2015	234,000
2016	166,000
Thereafter	135,000
Total	$1,421,000

OTHER REAL ESTATE OWNED

Real estate properties acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value on the date of foreclosure establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less cost to sell and is included in other assets. Revenues derived from and costs to maintain the assets and subsequent gains and losses on sales are included in other non-interest income and expense. Other real estate owned amounted to $0 as of June 30, 2012 and $3,000 as of December 31, 2011.

BANK OWNED LIFE INSURANCE

The Corporation invests in Bank Owned Life Insurance (BOLI). Purchase of BOLI provides life insurance coverage on certain present and retired employees and Directors with the Bank being owner and primary beneficiary of the policies.

INVESTMENTS IN LIMITED PARTNERSHIPS

The Corporation is a limited partner in four partnerships at June 30, 2012 that provide low income housing in the Corporation’s geographic market area. The investments are accounted for under the effective yield method. Under the effective yield method, the Corporation recognizes tax credits as they are allocated and amortizes the initial cost of the investment to provide a constant effective yield over the period that the tax credits are allocated to the Corporation. Under this method, the tax credits allocated, net of any amortization of the investment in the limited partnerships, are recognized in the consolidated statements of income as a component of income tax expense. The amount of tax credits allocated to the Corporation was $277,000 and the amortization of the investments in limited partnerships was $111,000 and $82,000 for the six months ended June 30, 2012 and 2011, respectively. The carrying value of the Corporation’s investments in limited partnerships was $1,343,000 at June 30, 2012 and $1,455,000 at December 31, 2011.

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

The Corporation and the Bank are subject to U.S. federal income tax and Commonwealth of Pennsylvania tax. The Corporation is no longer subject to examination by Federal or State taxing authorities for the years before 2007. At June 30, 2012 and December 31, 2011 the Corporation did not have any unrecognized tax benefits. The Corporation does not expect the amount of any unrecognized tax benefits to significantly increase in the next twelve months. The Corporation recognizes interest related to income tax matters as interest expense and penalties related to income tax matters as other noninterest expense. At June 30, 2012 and December 31, 2011, the Corporation did not have any amounts accrued for interest and/or penalties.

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

ADVERTISING COSTS

It is the Corporation’s policy to expense advertising costs in the period in which they are incurred. Advertising expense for the six months ended June 30, 2012 and 2011 was approximately $118,000 and $111,000, respectively.

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

2.  INVESTMENT SECURITIES AVAILABLE-FOR-SALE

The amortized cost, related estimated fair value, and unrealized gains and losses for investment securities were as follows at June 30, 2012 and December 31, 2011:

(In Thousands)	June 30, 2012
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Obligation of U.S.Government Corporations and Agencies:
Mortgage-backed	$99,869	$2,476	$(28)	$102,317
Other	61,890	215	(8)	62,097
Obligations of state and political subdivisions	22,210	775	(16)	22,969
Total debt securities	183,969	3,466	(52)	187,383
Marketable equity securities	2,002	268	(218)	2,052
Total investment securities AFS	$185,971	$3,734	$(270)	$189,435

(In Thousands)	December 31, 2011
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Obligation of U.S.Government Corporations and Agencies:
Mortgage-backed	$96,890	$2,693	$(90)	$99,493
Other	73,963	208	(10)	74,161
Obligations of state and political subdivisions	20,050	799	-	20,849
Total debt securities	190,903	3,700	(100)	194,503
Marketable equity securities	2,018	121	(297)	1,842
Total investment securities AFS	$192,921	$3,821	$(397)	$196,345

Securities available-for-sale with an aggregate fair value of $101,036,000 and $102,756,000 at June 30, 2012 and December 31, 2011, respectively, were pledged to secure public funds, trust funds, securities sold under agreements to repurchase and other balances of $84,887,000 and $84,159,000 at June 30, 2012 and December 31, 2011, respectively, as required by law.

The amortized cost and estimated fair value of investment securities, by expected maturity, are shown below at June 30, 2012. Expected maturities on debt securities will differ from contractual maturities, because some borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Other securities and marketable equity securities are not considered to have defined maturities and are included in the “Due after ten years” category:

			Weighted
(In Thousands)	Amortized	Estimated	Average
	Cost	Fair Value	Yield
Due in one year or less	$191	$195	4.41%
Due after one year to five years	49,625	49,896	1.19%
Due after five years to ten years	37,114	37,989	2.68%
Due after ten years	99,041	101,355	2.76%
Total	$185,971	$189,435

There were no aggregate investments with a single issuer (excluding the U. S. Government and its Agencies) which exceeded ten percent of consolidated stockholders’ equity at June 30, 2012 or December 31, 2011. The quality rating of all obligations of state and political subdivisions were “A” or higher, as rated by Moody’s or Standard and Poors. The only exceptions were local issues which were not rated, but were secured by the full faith and credit obligations of the communities that issued these securities. All of the state and political subdivision investments were actively traded in a liquid market.

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

The following summary shows the gross unrealized losses and fair value, aggregated by investment category of those individual securities that have been in a continuous unrealized loss position for less than or more than 12 months as of June 30, 2012 and December 31, 2011:

	June 30, 2012
(In Thousands)	Less than Twelve Months		Twelve Months or Greater		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	$14,071	$26	$2,518	$2	$16,589	$28
Other	7,492	8	-	-	7,492	8
Obligations of state and political subdivisions	1,362	16	-	-	1,362	16
Total debt securities	22,925	50	2,518	2	25,443	52
Equity securities	199	40	217	178	416	218
Total	$23,124	$90	$2,735	$180	$25,859	$270

	December 31, 2011
(In Thousands)	Less than Twelve Months		Twelve Months or Greater		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	$5,928	$24	$6,132	$66	$12,060	$90
Other	20,490	10	-	-	20,490	10
Obligations of state and political subdivisions	-	-	-	-	-	-
Total debt securities	26,418	34	6,132	66	32,550	100
Equity securities	845	176	204	121	1,049	297
Total	$27,263	$210	$6,336	$187	$33,599	$397

At June 30, 2012, the Corporation had a total of 280 individual debt securities and 46 individual equity security positions. At June 30, 2012, there were a total of 16 individual debt securities and 26 individual equity securities that were in a continuous unrealized loss position for less than twelve months. At June 30, 2012, there were a total of 2 debt securities and a total of 15 individual equity securities in a continuous loss position for greater than twelve months.

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

The Corporation’s marketable equity securities consist of common stock positions in various Commercial Banks, Savings and Loans/Thrifts, and Diversified Financial Service Corporations varying in asset size and geographic region. The Corporation’s equity securities represent less than 1 percent of the total available for sale investments as of June 30, 2012. The following tables display the Corporation’s holdings of these securities by asset size and geographic region as of June 30, 2012:

	June 30, 2012
(In Thousands)		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
Asset size($)	Cost	Gains	Losses	Value

Under $1 Billion	$432	$115	$(28)	$519
$1 to $5 Billion	219	23	(13)	229
$6 to $100 Billion	665	59	(120)	604
Over $100 Billion	686	71	(57)	700
	$2,002	$268	$(218)	$2,052

	June 30, 2012
(In Thousands)		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
Geographic Region	Cost	Gains	Losses	Value

Eastern U.S.	$987	$163	$(112)	$1,038
Southeastern U.S.	110	8	(7)	111
Western U.S.	53	-	(11)	42
National	852	97	(88)	861
	$2,002	$268	$(218)	$2,052

The fair market value of the equity securities tends to fluctuate with the overall equity markets as well as the trends specific to each institution. The equity securities portfolio is reviewed in a similar manner as that of the debt securities with greater emphasis placed on the length of time the market value has been less than the carrying value and the financial sector outlook. The Corporation also reviews dividend payment activities, levels of non performing assets and loan loss reserves, and whether or not the issuer is participating in the TARP Capital Purchase Program. The starting point for the equity analysis is the length and severity of market value decline. The Corporation and an independent consultant monitor the entire portfolio monthly with particular attention given to securities in a continuous loss position of at least ten percent for over twelve months. During 2011, impairment was recognized on a few securities which management believed that a sufficient amount of credit damage had occurred relative to the issuer’s capital position to render the security unlikely to recover to our cost within the near term. For the six months ended June 30, 2012 the Corporation recorded an other-than-temporary impairment related to the investment in these equity securities in the amount of $17,000. For the six months ended June 30, 2011 the Corporation did not record an other-than-temporary impairment related to the investment in these equity securities. The Corporation evaluated the near-term prospects of the issuer in relation the severity and duration of the market value decline as well as the other attributes listed above. Based on that evaluation and the Corporation’s ability and intent to hold these equity securities for a reasonable period of time sufficient for a forecasted recovery of fair value, the Corporation does not consider these equity securities to be other-than-temporarily impaired at June 30, 2012.

3.   LOANS

Major classifications of loans at June 30, 2012 and December 31, 2011 consisted of:

(In Thousands)
	2012	2011
Commercial, financial and agricultural	$41,466	$41,487
Tax-exempt	27,017	27,145
Commercial real estate:
Commercial mortgages	87,759	87,268
Other construction and land development loans	13,818	10,294
Secured by farmland	5,764	5,742
Consumer real estate:
Home equity loans	16,786	18,500
Home equity lines of credit	18,249	18,350
1-4 family residential mortgages	132,870	128,149
Construction	6,626	6,945
Installment loans to individuals	6,445	6,959
Unearned discount	-	(1)
Gross loans	$356,800	$350,838

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

Real estate loans held-for-sale in the amount of $2,551,000 at June 30, 2012 and $5,164,000 at December 31, 2011 are included in consumer real estate loans above and are carried at the lower of cost or market.

The aggregate amount of demand deposits that have been reclassified as consumer loan balances at June 30, 2012 and December 31, 2011 amounted to $235,000 and $187,000, respectively.

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

As of June 30, 2012, based on the most recent credit analysis performed, the risk category of loans by class of loans (including loans held for sale) is a follows:

	June 30, 2012
	Commercial,
	Financial &	Commercial	Consumer	Installment Loans
(In Thousands)	Agricultural	Real Estate	Real Estate	to Individuals	Total
Pass	$65,213	$93,710	$172,172	$6,425	$337,520
Special Mention	868	4,924	-	-	5,792
Substandard	2,402	8,707	2,359	20	13,488
Doubtful	-	-	-	-	-
Total	$68,483	$107,341	$174,531	$6,445	$356,800

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

Concentrations of Credit Risk

Most of the Corporation’s lending activity occurs within the Bank’s primary market area which encompasses Columbia County, a 484 square mile area located in North Central Pennsylvania. The majority of the Corporation’s loan portfolio consists of commercial real estate and consumer real estate loans. As of June 30, 2012 and December 31, 2011, there were no concentrations of loans related to any single industry in excess of 10% of total loans.

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

Non-accrual loans, segregated by class of loans, were as follows as of June 30, 2012 and December 31, 2011:

(In Thousands)	June 30, 2012	December 31, 2011
Commercial, financial and agricultural	$626	$718
Tax-exempt	-	-
Commercial real estate:
Commercial mortgages	1,359	2,020
Other construction and land development loans	-	-
Secured by farmland	-	-
Consumer real estate:
Home equity loans	377	357
Home equity lines of credit	-	-
1-4 family residential mortgages	1,356	1,373
Construction	-	-
Installment loans to individuals	11	15

Total	$3,729	$4,483

At June 30, 2012 and December 31, 2011, there were no significant commitments to lend additional funds with respect to non-accrual and restructured loans.

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

An aging analysis of past due loans, segregated by class of loans, as of June 30, 2012 and December 31, 2011 were as follows:

	June 30, 2012
	Loans					Accruing Loans
(In Thousands)	30-89 Days		Total Past	Current	Total	90 or more
	Past Due	Non-accrual	Due Loans	Loans	Loans	Days Past Due
Commercial, financial and agricultural	$46	$626	$672	$40,794	$41,466	$-
Tax-exempt	-	-	-	27,017	27,017	-
Commercial real estate:
Commercial mortgages	23	1,359	1,382	86,377	87,759	-
Other construction and land development loans	-	-	-	13,818	13,818	-
Secured by farmland	-	-	-	5,764	5,764	-
Consumer real estate:
Home equity loans	58	377	435	16,351	16,786	-
Home equity lines of credit	-	-	-	18,249	18,249	-
1-4 family residential mortgages	231	1,356	1,587	131,283	132,870	-
Construction	-	-	-	6,626	6,626	-
Installment loans to individuals	54	11	65	6,380	6,445	-
Unearned discount	-	-	-	-	0
Gross loans	$412	$3,729	$4,141	$352,659	$356,800	$-

	December 31, 2011
	Loans					Accruing Loans
(In Thousands)	30-89 Days		Total Past	Current	Total	90 or more
	Past Due	Non-accrual	Due Loans	Loans	Loans	Days Past Due
Commercial, financial and agricultural	$115	$718	$833	$40,654	$41,487	$-
Tax-exempt	-	-	-	27,145	27,145	-
Commercial real estate:
Commercial mortgages	-	2,020	2,020	85,248	87,268	-
Other construction and land development loans	-	-	-	10,294	10,294	-
Secured by farmland	316	-	316	5,426	5,742	-
Consumer real estate:
Home equity loans	164	357	521	17,979	18,500	-
Home equity lines of credit	61	-	61	18,289	18,350	-
1-4 family residential mortgages	565	1,373	1,938	126,211	128,149	-
Construction	-	-	-	6,945	6,945	-
Installment loans to individuals	6	15	21	6,938	6,959	-
Unearned discount	-	-	-	(1)	(1)
Gross loans	$1,227	$4,483	$5,710	$345,128	$350,838	$-

There were no loans past due 90 days and still accruing interest at June 30, 2012 and December 31, 2011.

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

No additional charge to operations was required to provide for these impaired loans as the specifically allocated allowance of $595,000 at June 30, 2012, is estimated by management to be adequate to provide for the loan loss allowance associated with these impaired loans.

Impaired loans are set forth in the following table as of June 30, 2012 and December 31, 2011:

	June 30, 2012
	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment	Total
(In Thousands)	Principal	With No	With	Recorded	Related
	Balance	Allowance	Allowance	Investment	Allowance
Commercial, financial and agricultural	$892	$756	$136	$892	$83
Tax-exempt	-	-	-	-	-
Commercial real estate:
Commercial mortgages	1,535	89	1,446	1,535	246
Other construction and land development loans	-	-	-	-	-
Secured by farmland	453	453	-	453	-
Consumer real estate:
Home equity loans	432	172	260	432	165
Home equity lines of credit	-	-	-	-	-
1-4 family residential mortgages	1,356	921	435	1,356	82
Construction	-	-	-	-	-
Installment loans to individuals	19	-	19	19	19
Gross loans	$4,687	$2,391	$2,296	$4,687	$595

	December 31, 2011
	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment	Total
(In Thousands)	Principal	With No	With	Recorded	Related
	Balance	Allowance	Allowance	Investment	Allowance
Commercial, financial and agricultural	$987	$861	$126	$987	$126
Tax-exempt	-	-	-	-	-
Commercial real estate:
Commercial mortgages	2,244	1,699	545	2,244	242
Other construction and land development loans	-	-	-	-	-
Secured by farmland	458	458	-	458	-
Consumer real estate:
Home equity loans	397	137	260	397	157
Home equity lines of credit	9	-	9	9	9
1-4 family residential mortgages	1,373	858	515	1,373	135
Construction	-	-	-	-	-
Installment loans to individuals	15	4	11	15	11
Gross loans	$5,483	$4,017	$1,466	$5,483	$680

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

The following table details activity in the allowance for possible loan losses by portfolio segment for the six months ended June 30, 2012 and 2011. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

(In Thousands)	June 30, 2012
	Commercial	Commercial	Consumer	Installment
	Financial &	Real	Real	Loans
	Agricultural	Estate	Estate	Individuals	Unallocated	Total
Balance, beginning of year	$959	$1,701	$1,635	$131	$957	$5,383
Provision charged to operations	(154)	79	(19)	(4)	158	60
Loans charged off	(3)	-	(10)	(21)	-	(34)
Recoveries	-	-	9	11	-	20
Ending balance	$802	$1,780	$1,615	$117	$1,115	5,429

Ending balance individually evaluated for impairment	$40	$417	$107	$19	$-	$583

Ending balance collectively evaluated for impairment	$762	$1,363	$1,508	$98	$1,115	$4,846

(In Thousands)	June 30, 2011
	Commercial	Commercial	Consumer	Installment
	Financial &	Real	Real	Loans
	Agricultural	Estate	Estate	Individuals	Unallocated	Total
Balance, beginning of year	$752	$2,286	$1,243	$106	$414	$4,801
Provision charged to operations	160	(22)	105	(10)	177	410
Loans charged off	-	(9)	(4)	(14)	-	(27)
Recoveries	-	-	6	21	-	27
Ending balance	$912	$2,255	$1,350	$103	$591	5,211

Ending balance individually evaluated for impairment	$145	$660	$98	$-	$-	$903

Ending balance collectively evaluated for impairment	$767	$1,595	$1,252	$103	$591	$4,308

The Corporation’s recorded investment in loans as of June 30, 2012 and December 31, 2011 related to each balance in the allowance for possible loan losses by portfolio segment and disaggregated on the basis of the Corporation’s impairment methodology was as follows:

(In Thousands)	June 30, 2012
	Commercial	Commercial	Consumer	Installment
	Financial &	Real	Real	Loans
	Agricultural	Estate	Estate	Individuals	Total
Ending balance individually evaluated for impairment	$892	$1,988	$1,788	$19	$4,687

Ending balance collectively evaluated for impairment	67,591	105,353	172,743	6,426	352,113

Ending balance	$68,483	$107,341	$174,531	$6,445	$356,800

(In Thousands)	December 31, 2011
	Commercial	Commercial	Consumer	Installment
	Financial &	Real	Real	Loans
	Agricultural	Estate	Estate	Individuals	Total
Ending balance individually evaluated for impairment	$987	$2,702	$1,779	$15	$5,483

Ending balance collectively evaluated for impairment	67,645	100,602	170,165	6,943	345,355

Ending balance	$68,632	$103,304	$171,944	$6,958	$350,838

Loan Modifications

From time to time, the Bank may agree to modify the contractual terms of a borrower’s loan. In cases where such modifications represent a concession to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring. Loans modified in a troubled debt restructuring are placed on nonaccrual status until the Bank determines the future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrate a period of performance according to the restructured terms of six months. Loan modifications considered troubled debt restructurings completed during the six months ended June 30, 2012 and 2011 were as follows:

(In Thousands)	2012
	Commercial	Commercial	Consumer	Installment
	Financial &	Real	Real	Loans
	Agricultural	Estate	Estate	Individuals	Total

Number of contracts	3	1	3	-	7

Pre-modification outstanding recorded investment	$586	$32	$146	$-	$764

Post-modification outstanding recorded investment	$586	$32	$146	$-	$764

(In Thousands)	2011
	Commercial	Commercial	Consumer	Installment
	Financial &	Real	Real	Loans
	Agricultural	Estate	Estate	Individuals	Total

Number of contracts	1	-	-	-	1

Pre-modification outstanding recorded investment	$316	$-	$-	$-	$316

Post-modification outstanding recorded investment	$316	$-	$-	$-	$316

4. SHORT-TERM BORROWINGS

Securities sold under agreements to repurchase and Federal Home Loan Bank advances generally represented overnight or less than 30-day borrowings. U.S. Treasury tax and loan notes for collections made by the Bank were payable on demand.

5. LONG-TERM BORROWINGS

Long-term borrowings consist of advances due to the FHLB - Pittsburgh.

6. DEFERRED COMPENSATION PLANS

The Bank has entered into certain non-qualified deferred compensation agreements with certain present and retired executive officers and directors. Expenses related to these non-qualified deferred compensation plans amounted to $89,000 and $84,000 for the six month periods ended June 30, 2012 and 2011, respectively.

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

The Corporation may require collateral or other security to support financial instruments with off-balance sheet credit risk. The contract or notional amounts at June 30, 2012 and December 31, 2011 were as follows:

(In Thousands)	2012	2011
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$72,463	$64,419
Standby letters of credit	5,192	5,212
Dealer floor plans	1,383	1,732
Loans held for sale	2,551	5,164

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

The following table presents the assets reported on the consolidated statements of financial condition at their fair value as of June 30, 2012 and December 31, 2011 by level within the fair value hierarchy. As required by FASB ASC 820-10, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	June 30, 2012
(In Thousands)	Level I	Level II	Level III	Total

Assets Measured on a Recurring Basis:
Investment Securities, available-for-sale	$2,052	$187,383	$-	$189,435

	December 31, 2011
(In Thousands)	Level I	Level II	Level III	Total

Assets Measured on a Recurring Basis:
Investment Securities, available-for-sale	$1,842	$194,503	$-	$196,345

At June 30, 2012 and December 31, 2011, investments measured at fair value on a recurring basis and the valuation methods used are as follows:

	June 30, 2012
(In Thousands)	Level I	Level II	Level III	Total

Available for sale securities
Obligation of US Government Agencies
Mortgage-backed	$-	$102,317	$-	$102,317
Other	-	62,097	-	62,097
Obligations of state and political subdivisions	-	22,969	-	22,969
Equity securities	2,052	-	-	2,052
	$2,052	$187,383	$-	$189,435

	December 31, 2011
(In Thousands)	Level I	Level II	Level III	Total

Available for sale securities
Obligation of US Government Agencies
Mortgage-backed	$-	$99,493	$-	$99,493
Other	-	74,161	-	74,161
Obligations of state and political subdivisions	-	20,849	-	20,849
Equity securities	1,842	-	-	1,842
	$1,842	$194,503	$-	$196,345

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

The following table presents certain assets reported on the consolidated statements of financial condition at their fair value on a non-recurring basis as of June 30, 2012 and December 31, 2011 by level within the fair value hierarchy. As required by FASB ASC 820-10, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	June 30, 2012
(In Thousands)	Level I	Level II	Level III	Total

Assets Measured on a Non-recurring Basis:
Impaired Loans	$-	$4,687	$-	$4,687
Loans Held for Sale	-	2,551	-	2,551
Mortgage Servicing Rights	-	666	-	666
Other Real Estate Owned	-	-	-	-
	$-	$7,904	$-	$7,904

	December 31, 2011
(In Thousands)	Level I	Level II	Level III	Total

Assets Measured on a Non-recurring Basis:
Impaired Loans	$-	$5,483	$-	$5,483
Loans Held for Sale	-	5,164	-	5,164
Mortgage Servicing Rights	-	622	-	622
Other Real Estate Owned	-	3	-	3
	$-	$11,272	$-	$11,269

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

At June 30, 2012 and December 31, 2011, the carrying values and estimated fair values of financial instruments are presented in the table below:

	June 30, 2012		December 31, 2011
(In Thousands)	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial Assets:
Cash and short-term instruments	$27,829	$27,829	$38,176	$38,176
Investment securities	189,435	189,435	196,345	196,345
Restricted securities	3,065	3,065	2,900	2,900
Loans held for sale	2,551	2,551	5,164	5,164
Loans, net	348,820	351,077	340,291	347,344
Cash surrender value of bank owned life insurance	14,729	14,729	14,413	14,413
Accrued interest receivable	1,314	1,314	1,328	1,328

Financial Liabilities:
Interest-bearing deposits	401,205	403,849	397,045	400,163
Noninterest- bearing deposits	77,963	77,963	85,334	85,334
Short-term borrowings	54,011	54,011	58,288	58,288
Long-term borrowings	5,115	5,279	6,118	6,323
Accrued interest payable	404	404	497	497

Off-Balance Sheet Assets (Liabilities):
Commitments to extend credit		$72,463		$64,419
Standby letters of credit		5,192		5,212
Dealer floor plans		1,383		1,732

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

DEPOSITS

The fair value of deposits with no stated maturity, such as Demand Deposits, Savings Accounts, and Money Market Accounts, was equal to the amount payable on demand at June 30, 2012 and December 31, 2011.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of CCFNB Bancorp, Inc.:

We have reviewed the consolidated balance sheet of CCFNB Bancorp, Inc. and Subsidiary as of June 30, 2012 and the related consolidated statements of income for the six month periods ended June 30, 2012 and 2011 and changes in stockholders’ equity and cash flows for the six month periods ended June 30, 2012 and 2011. These consolidated interim financial statements are the responsibility of the management of CCFNB Bancorp, Inc. and Subsidiary.

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

August 9, 2012

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT

Certain statements in this section and elsewhere in this Quarterly Report on Form 10-Q, other periodic reports filed by us under the Securities Exchange Act of 1934, as amended, and any other written or oral statements made by or on behalf of us may include “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 which reflect our current views with respect to future events and financial performance. Such forward looking statements are based on general assumptions and are subject to various risks, uncertainties, and other factors that may cause actual results to differ materially from the views, beliefs and projections expressed in such statements. These risks, uncertainties and other factors include, but are not limited to:

•	Our business and financial results are affected by business and economic conditions, both generally and specifically in the North Central Pennsylvania market in which we operate.

•	Changes in interest rates and valuations in the debt, equity and other financial markets.

•	Disruptions in the liquidity and other functioning of financial markets, including such disruptions in the market for real estate and other assets commonly securing financial products.

•	Actions by the Federal Reserve Board and other government agencies, including those that impact money supply and market interest rates.

•	Changes in our customers’ and suppliers’ performance in general and their creditworthiness in particular.

•	Changes in customer preferences and behavior, whether as a result of changing business and economic conditions or other factors.

•	Changes resulting from the newly enacted Dodd-Frank Wall Street Reform and Consumer Protection Act.

•	A continuation of recent turbulence in significant segments of the United States and global financial markets, particularly if it worsens, could impact our performance, both directly by affecting our revenues and the value of our assets and liabilities and indirectly by affecting our customers and suppliers and the economy generally.

•	Our business and financial performance could be impacted as the financial industry restructures in the current environment by changes in the competitive landscape.

•	Given current economic and financial market conditions, our forward-looking statements are subject to the risk that these conditions will be substantially different than we are currently expecting. These statements are based on our current expectations that interest rates will remain low throughout the remainder of 2012 and into 2013.

•	Legal and regulatory developments could have an impact on our ability to operate our businesses or our financial condition or results of operations or our competitive position or reputation. Reputational impacts, in turn, could affect matters such as business generation and retention, our ability to attract and retain management, liquidity and funding. These legal and regulatory developments could include: (a) the unfavorable resolution of legal proceedings or regulatory and other governmental inquiries; (b) increased litigation risk from recent regulatory and other governmental developments; (c) the results of the regulatory examination process, and regulators’ future use of supervisory and enforcement tools; (d) legislative and regulatory reforms, including changes to laws and regulations involving tax, pension, education and mortgage lending, the protection of confidential customer information, and other aspects of the financial institution industry; and (e) changes in accounting policies and principles.

•	Our business and operating results are affected by our ability to identify and effectively manage risks inherent in our businesses, including, where appropriate, through the effective use of third-party insurance and capital management techniques.

•	Our ability to anticipate and respond to technological changes can have an impact on our ability to respond to customer needs and to meet competitive demands.

•	Our ability to implement our business initiatives and strategies could affect our financial performance over the next several years.

•	Competition can have an impact on customer acquisition, growth and retention, as well as on our credit spreads and product pricing, which can affect market share, deposits and revenues.

•	Our business and operating results can also be affected by widespread natural disasters, terrorist activities or international hostilities, either as a result of the impact on the economy and capital and other financial markets generally or on us or on our customers and suppliers. During September 2011 Tropical Storm Lee caused flooding to portions of our operating area. Specifically two of our branch offices were impacted sustaining light to moderate damage. The Corporation’s insurance claim covered a significant portion of the damage. Our Benton office sustained light damage and was operational within a few days of the incident. Our Bloomsburg Market Street office, which is a leased facility, was reopened during the second quarter of 2012. While the impact on the Corporations facilities is easily evaluated, the flood’s effect on the local economy is not. As of this date, the overall impact on the local economy is not fully determinable.

•	Exploration and drilling of the Marcellus Shale natural gas reserves in our market area may be affected by federal, state and local laws and regulations such as restrictions on production, permitting, changes in taxes and environmental protection, which could negatively impact our customers and, as a result, negatively impact our deposit volume and loan quality.

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

RESULTS OF OPERATIONS

NET INTEREST INCOME

2012 vs. 2011

Tax-equivalent net interest income, as reflected in the following tables, decreased $150 thousand to $10.1 million at June 30, 2012 when compared to the same 2011 time period. Reported tax-equivalent interest income decreased $979 thousand to $12.0 million for the six months ended June 30, 2012 when compared to the same 2011 time period. The decrease to interest income was primarily rate driven as maturing and called investment securities as well as loans repriced throughout the past year. Investment security tax-equivalent interest income for the six months ended June 30, 2012 decreased $677 thousand when compared to 2011 results. Loan interest income for the six months ended June 30, 2012 decreased $300 thousand when compared to 2011 results. Reported interest expense decreased $829 thousand to $1.9 million for the six months ended June 30, 2012 when compared to the same 2011 time period. The decrease was primarily rate driven as maturing time deposits re-priced during the year lowering the average rate paid on interest-bearing deposits to 0.85 percent for the six months ended June 30, 2012 from 1.14 percent at June 30, 2011. Net interest margin decreased to 3.55 percent at June 30, 2012 from 3.58 percent at June 30, 2011.

The following Average Balance Sheet and Rate Analysis table presents the average assets, actual income or expense and the average yield on assets, liabilities and stockholders' equity for the six months ended June 30, 2012 and 2011.

AVERAGE BALANCE SHEET AND RATE ANALYSIS

SIX MONTHS ENDED JUNE 30,

(In Thousands)	2012			2011
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS:	(1)			(1)
Tax-exempt loans	$26,637	$843	6.36%	$27,618	$856	6.25%
All other loans	322,812	8,577	5.34%	316,625	8,864	5.65%
Total loans (2)(3)(4)	349,449	9,420	5.42%	344,243	9,720	5.69%

Taxable securities	180,267	2,055	2.28%	194,527	2,843	2.92%
Tax-exempt securitites (3)	22,002	513	4.66%	15,037	402	5.35%
Total securities	202,269	2,568	2.54%	209,564	3,245	3.10%

Federal funds sold	1,851	1	0.11%	1,574	1	0.13%
Interest-bearing deposits	19,875	25	0.25%	21,865	27	0.25%

Total interest-earning assets	573,444	12,014	4.21%	577,246	12,993	4.53%

Other assets	44,305			43,783

TOTAL ASSETS	$617,749			$621,029

LIABILITIES:
Savings	$74,914	56	0.15%	$67,703	117	0.35%
Now deposits	78,204	28	0.07%	72,545	48	0.13%
Money market deposits	45,958	48	0.21%	46,953	128	0.55%
Time deposits	199,369	1,561	1.57%	229,338	2,139	1.88%
Total deposits	398,445	1,693	0.85%	416,539	2,432	1.18%

Short-term borrowings	56,829	119	0.42%	53,505	158	0.60%
Long-term borrowings	5,814	76	2.63%	7,038	79	2.26%
Junior subordinate debentures	-	-	0.00%	4,640	48	2.09%
Total borrowings	62,643	195	0.63%	65,183	285	0.88%

Total interest-bearing liabilities	461,088	1,888	0.82%	481,722	2,717	1.14%

Demand deposits	80,099			67,920
Other liabilities	3,979			2,522
Stockholders' equity	72,583			68,865
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$617,749			$621,029
Interest rate spread (6)			3.38%			3.39%
Net interest income/margin (5)		$10,126	3.55%		$10,276	3.58%

(1)	Average volume information was compared using daily (or monthly) averages for interest-earning and bearing accounts.Certain balance sheet items utilized quarter-end balances for averages.
(2)	Interest on loans includes fee income.
(3)	Tax exempt interest revenue is shown on a tax-equivalent basis using a statutory federal income tax rate of 34 percent for 2012 and 2011.
(4)	Nonaccrual loans have been included with loans for the purpose of analyzing net interest earnings.
(5)	Net interest margin is computed by dividing annualized net interest income by total interest earning assets.
(6)	Interest rate spread represents the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.

Reconcilement of Taxable Equivalent Net Interest Income
For the Six Months Ended June 30,

(In Thousands)	2012	2011

Total interest income	$11,553	$12,565
Total interest expense	1,888	2,717

Net interest income	9,665	9,848
Tax equivalent adjustment	461	428

Net interest income
(fully taxable equivalent)	$10,126	$10,276

Rate/Volume Analysis

To enhance the understanding of the effects of volumes (the average balance of earning assets and costing liabilities) and average interest rate fluctuations on the consolidated balance sheet as it pertains to net interest income, the table below reflects these changes for 2012 versus 2011:

(In Thousands)	Six Months Ended June 30,
	2012 vs 2011
	Increase (Decrease)
	Due to
	Volume	Rate	Net
Interest income:
Loans, tax-exempt	$(31)	$18	$(13)
Loans	164	(451)	(287)
Taxable investment securities	(163)	(625)	(788)
Tax-exempt investment securities	162	(51)	111
Federal funds sold	-	-	-
Interest bearing deposits	(3)	1	(2)
Total interest-earning assets	129	(1,108)	(979)

Interest expense:
Savings	5	(66)	(61)
NOW deposits	2	(22)	(20)
Money market deposits	(1)	(79)	(80)
Time deposits	(235)	(343)	(578)
Short-term borrowings	7	(46)	(39)
Long-term borrowings, FHLB	(16)	13	(3)
Junior subordinate debentures	(48)	-	(48)
Total interest-bearing liabilities	(286)	(543)	(829)
Change in net interest income	$415	$(565)	$(150)

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

Although management believes that it uses the best information available to make such determinations and that the allowance for loan losses is adequate at June 30, 2012, future adjustments could be necessary if circumstances or economic conditions differ substantially from the assumptions used in making the initial determinations. A downturn in the local economy or employment and delays in receiving financial information from borrowers could result in increased levels of nonperforming assets and charge-offs, increased loan loss provisions and reductions in interest income. Also, as part of the examination process, bank regulatory agencies periodically review the Bank’s loan loss allowance. The bank regulators could require the recognition of additions to the loan loss allowance based on their judgment of information available to them at the time of their examination.

The provision for loan losses amounted to $60,000 and $410,000 for the six months ended June 30, 2012 and 2011, respectively. Management concluded the 2012 and 2011 increases of the provision were appropriate considering the gross loan growth experience, the level of nonperforming assets and the general condition of the national economy. Utilizing the resources noted above, management concluded that the allowance for loan losses remains at a level adequate to provide for probable losses inherent in the loan portfolio.

 NON-INTEREST INCOME

2012 vs. 2011

Total non-interest income decreased $121 thousand or 3.5 percent to $3.3 million for the six months ended June 30, 2012. During June 2011, the Bank completed the sale of a branch facility which resulted in a gain of $489 thousand. Without the effect of this transaction total non-interest income increased by $368 thousand for the six months ended June 30, 2012 when compared to 2011.The service charges and fees decreased $114,000 or 13.4 percent to $739 thousand for the six months ended June 30, 2012. Gain on sale of loans increased $373 thousand or 101.6 percent from $367 thousand in 2011 to $740 thousand in 2012. Brokerage income increased $97 thousand or 75.8 percent from $128 thousand in 2011 to $225 thousand in 2012. Trust income decreased $107 thousand or 26.3 percent from $407 thousand in 2011 to $300 thousand in 2012. Interchange fees increased $57 thousand or 12.4 percent from $459 thousand in 2011 to $516 thousand in 2012. Other non-interest income increased $38 thousand or 7.7 percent from $496 thousand in 2011.

(In Thousands)	For The Six Months Ended
	June 30, 2012		June 30, 2011		Change
	Amount	% Total	Amount	% Total	Amount	%
Service charges and fees	$739	22.3%	$853	25.1%	$(114)	(13.4)%
Gain on sale of loans	740	22.5	367	10.7	373	101.6
Earnings on bank-owned life insurance	259	7.9	215	6.3	44	20.5
Brokerage	225	6.8	128	3.7	97	75.8
Trust	300	9.1	407	11.9	(107)	(26.3)
Investment security gains	(17)	(0.5)	3	0.1	(20)	-
Gain on sale of premises and equipment	-	-	489	14.3	(489)	-
Interchange fees	516	15.7	459	13.4	57	12.4
Other	534	16.2	496	14.5	38	7.7
Total non-interest income	$3,296	100.0%	$3,417	100.0%	$(121)	(3.5)%

NON-INTEREST EXPENSE

2012 vs. 2011

Total non-interest expense decreased $264 thousand or 3.2 percent from $8.2 million in 2011. The decrease in salaries, employee benefits, occupancy, and furniture and fixtures primarily resulted from the June 24, 2011 sale of the Hazleton branch office. Salaries decreased $29 thousand, employee benefits decreased $40 thousand, occupancy decreased $41 thousand, and furniture and fixtures decreased $37 thousand. FDIC assessments decreased $95 thousand or 37.4 percent due to changes in the assessment calculation.

One standard to measure non-interest expense is to express annualized non-interest expense as a percentage of average total assets. As of June 30, 2012 this percentage was 2.57 percent compared to 2.64 percent in 2011.

(In Thousands)	For The Six Months Ended
	June 30, 2012		June 30, 2011		Change
	Amount	% Total	Amount	% Total	Amount	%
Salaries	$3,244	40.7%	$3,273	39.8%	$(29)	(0.9)%
Employee benefits	1,073	13.5	1,113	13.5	(40)	(3.6)
Occupancy	518	6.5	559	6.8	(41)	(7.3)
Furniture and equipment	591	7.4	628	7.6	(37)	(5.9)
State shares tax	325	4.1	294	3.6	31	10.5
Professional fees	327	4.1	304	3.7	23	7.6
Directors fees	127	1.6	133	1.6	(6)	(4.5)
FDIC assessments	159	2.0	254	3.1	(95)	(37.4)
Telecommunications	127	1.6	162	2.0	(35)	(21.6)
Amortization of core deposit intangible	218	2.7	303	3.7	(85)	(28.1)
Automated teller machine and interchange	366	4.6	315	3.8	51	16.2
Other	888	11.2	889	10.8	(1)	(0.1)
Total non-interest expense	$7,963	100.0%	$8,227	100.0%	$(264)	(3.2)%

FINANCIAL CONDITION

Consolidated assets at June 30, 2012 were $613.8 million which represented a decrease of $10.9 million from $624.7 million at December 31, 2011.

The loan-to-deposit ratio is a key measurement of liquidity. Our loan-to-deposit ratio increased during the quarter ended June 30, 2012 to 74.5 percent compared to 72.7 percent at December 31, 2011.

INVESTMENTS

All of our securities are available-for-sale and are carried at estimated fair value. Available-for-sale securities are reported on the consolidated balance sheet at fair value with offsetting adjustments to deferred taxes and accumulated other comprehensive income. The possibility of material price volatility in a changing interest rate environment is offset by the availability to the Corporation of restructuring the portfolio for gap positioning at any time through the securities classified as available-for-sale. As reflected in the Consolidated Statements of Changes in Stockholders’ Equity, the impact of the fair value accounting was an unrealized gain, net of tax, on June 30, 2012 of $2,287,000 compared to an unrealized gain, net of tax, on December 31, 2011 of $2,260,000, which represents an unrealized gain, net of tax, of $27,000 for the six months ended June 30, 2012. The following table shows the amortized cost and estimated fair value of the investment securities as of the dates shown:

	June 30, 2012
(In Thousands)	Amortized	Estimated
	Cost	Fair Value
Obligation of U.S.Government Corporations and Agencies:
Mortgage-backed	$99,869	$102,317
Other	61,890	62,097
Obligations of state and political subdivisions	22,210	22,969
Total debt securities	183,969	187,383
Marketable equity securities	2,002	2,052
Total investment securities AFS	$185,971	$189,435

	December 31, 2011
(In Thousands)	Amortized	Estimated
	Cost	Fair Value
Obligation of U.S.Government Corporations and Agencies:
Mortgage-backed	$96,890	$99,493
Other	73,963	74,161
Obligations of state and political subdivisions	20,050	20,849
Total debt securities	190,903	194,503
Marketable equity securities	2,018	1,842
Total investment securities AFS	$192,921	$196,345

LOANS

The loan portfolio increased 1.7 percent from $350.8 million at December 31, 2011 to $356.8 million at June 30, 2012. The percentage distribution in the loan portfolio was 79.0 percent in real estate loans at $281.9 million; 11.6 percent in commercial loans at $41.5 million; 1.8 percent in consumer loans at $6.4 million; and 7.6 percent in tax exempt loans at $27.0 million.

The following table presents the breakdown of loans by type as of the date indicated:

			Change
(In Thousands)	June 30, 2012	December 31, 2011	Amount	%

Commercial, financial and agricultural	$41,466	$41,487	$(21)	(0.1)%
Tax-exempt	27,017	27,145	(128)	(0.5)
Real estate	275,009	268,071	6,938	2.6
Real estate construction	6,626	6,945	(319)	(4.6)
Installment loans to individuals	6,445	6,959	(514)	(7.4)
Add (deduct): Unearned discount	0	(1)	1	(100.0)
Unamortized loan costs, net of fees	237	232	5	2.2
Gross loans	$356,800	$350,838	$5,962	1.7%

The following table presents the percentage distribution of loans by category as of the date indicated:

	June 30, 2012	December 31, 2011

Commercial, financial and agricultural	11.6%	11.8%
Tax-exempt	7.6	7.7
Real estate	77.1	76.5
Real estate construction	1.9	2.0
Installment loans to individuals	1.8	2.0
Gross loans	100.0%	100.0%

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses was $5.4 million at June 30, 2012, compared to $5.2 million at June 30, 2011. This allowance equaled 1.53 percent and 1.56 percent of total loans, net of unearned income, as of June 30, 2012 and 2011, respectively. The loan loss reserve is analyzed quarterly and reviewed by the Bank’s Board of Directors. No concentration or apparent deterioration in classes of loans or pledged collateral was evident. Delinquent loans, loan exceptions and certain large loans are addressed by the full Board no less than monthly to determine compliance with policies. Allowance for loan losses was considered adequate based on delinquency trends and actual loans written.

The following table presents a summary of the Bank’s loan loss experience as of the dates indicated:

(In Thousands)	For the Six Months Ended June 30,
	2012	2011
Average Loans Outstanding during the period	$349,449	$344,243

Balance, beginning of year	$5,383	$4,801
Provision charged to operations	60	410

Loans charged off:
Commercial, financial, and agricultural	(3)	-
Real estate mortgages	(10)	(13)
Installment loans to indiviuals	(21)	(14)

Recoveries:
Commercial, financial, and agricultural	-	-
Real estate mortgages	9	6
Installment loans to indiviuals	11	21

Balance, end of period	$5,429	$5,211

Ratio of net charge-offs to average loans outstanding during the period	0.00%	0.00%

NON-PERFORMING LOANS

As of June 30, 2012, loans 30 to 89 days past due totaled $412 thousand compared to $1.2 million at December 31, 2011. Non-accrual loans totaled $3.7 million at June 30, 2012 and $4.5 million at December 31, 2011.

The following table presents past due and non-accrual loans by loan type and in summary as of the dates indicated:

(In Thousands)	June 30, 2012	December 31, 2011

Commercial, financial and agricultural
Days 30-89	$46	$115
Days 90 plus	-	-
Non-accrual	626	718
Real estate
Days 30-89	312	1,106
Days 90 plus	-	-
Non-accrual	3,092	3,750
Installment loans to individuals
Days 30-89	54	6
Days 90 plus	-	-
Non-accrual	11	15
	$4,141	$5,710

Days 30-89	$412	$1,227
Days 90 plus	-	-
Non-accrual	3,729	4,483
	$4,141	$5,710
Troubled debt restructurings in compliance and not reported past due	$853	$754

Other real estate owned	$-	$3

DEPOSITS

Total average deposits decreased by 0.2 percent from $479.7 million at December 31, 2011 to $478.5 million at June 30, 2012. Average savings deposits increased 10.2 percent to $74.9 million at June 30, 2012 from $68.0 million at December 31, 2011. Average interest bearing NOW accounts increased 7.6 percent from $72.7 million at December 31, 2011 to $78.2 million at June 30, 2012.

The average balances and average rate paid on deposits are summarized as follows:

	June 30, 2012		December 31, 2011
		Average		Average	Change
(In Thousands)	Balance	Rate	Balance	Rate	Amount	%

Non-interest bearing	$80,099	-%	$73,012	-%	$7,087	9.7%
Savings	74,914	0.15	67,983	0.31	6,931	10.2
Now deposits	78,204	0.07	72,707	0.11	5,497	7.6
Money market deposits	45,958	0.21	45,947	0.46	11	0.0
Time deposits	199,369	1.57	220,032	1.84	(20,663)	(9.4)
Total deposits	$478,544	0.71%	$479,681	0.95%	$(1,137)	(0.2)%

BORROWED FUNDS

Average short-term borrowings, including securities sold under agreements to repurchase and day-to-day FHLB - Pittsburgh borrowings remained unchanged at $56.8 million at June 30, 2012 and December 31, 2011. Average long-term borrowings decreased $307 thousand while average Junior Subordinate Debentures decreased $4.4 million with the December 2011 payoff.

The average balances are summarized as follows:

(In Thousands)	June 30, 2012		December 31, 2011		Change
	Amount	% Total	Amount	% Total	Amount	%
Short-term borrowings:
Securities sold under agreement to repurchase	$56,829	90.7%	$56,127	83.4%	$702	1.3%
Short-term borrowings, FHLB	-	-	-	-	-	-
U.S. Treasury tax and loan notes	-	-	632	0.9	(632)	(100.0)
Total short-term borrowings	56,829	90.7%	56,759	84.3%	70	0.1
Long-term borrowings, FHLB	5,814	9.3	6,121	9.1	(307)	(5.0)
Junior subordinate debentures	-	-	4,411	6.6	(4,411)	(100.0)
Total borrowed funds	$62,643	100.0%	$67,291	100.0%	$(4,648)	(6.9)%

Short-term borrowings consisted of the following at June 30, 2012 and 2011:

	June 30, 2012
		Weighted	Maximum
(In Thousands)	Ending	Average	Month End	Average
	Balance	Balance	Balance	Rate
Securities sold under agreements to repurchase	$54,011	$56,829	$61,616	0.42%
Other short-term borrowings	-	-	-	0.00%
U.S. Treasury tax and loan notes	-	-	-	0.00%
Total	$54,011	$56,829	$61,616	0.42%

	June 30, 2011
		Weighted	Maximum
(In Thousands)	Ending	Average	Month End	Average
	Balance	Balance	Balance	Rate
Securities sold under agreements to repurchase	$50,696	$52,796	$56,844	0.60%
Other short-term borrowings	-	-	-	0.00%
U.S. Treasury tax and loan notes	433	709	1,000	0.00%
Total	$51,129	$53,505	$57,844	0.60%

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

As of June 30, 2012, the Bank was categorized as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios.

Our actual consolidated capital amounts and ratios as of June 30, 2012 and December 31, 2011 are in the following table:

(In Thousands)	2012		2011
	Amount	Ratio	Amount	Ratio
Total Capital
(to Risk-weighted Assets)

Actual	$65,789	19.6%	$63,880	18.1%
For Capital Adequacy Purposes	26,812	8.0	28,177	8.0
To Be Well-Capitalized	33,514	10.0	35,222	10.0

Tier I Capital
(to Risk-weighted Assets)

Actual	$61,568	18.4%	$59,464	16.9%
For Capital Adequacy Purposes	13,406	4.0	14,089	4.0
To Be Well-Capitalized	20,109	6.0	21,133	6.0

Tier I Capital
(to Average Assets)

Actual	$61,568	10.2%	$59,464	9.7%
For Capital Adequacy Purposes	24,137	4.0	24,488	4.0
To Be Well-Capitalized	30,171	5.0	30,610	5.0

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

At June 30, 2012, our cumulative gap positions and the potential earnings change resulting from a 300 basis point change in rates were both within the internal risk management guidelines.

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

The CEO and CFO have evaluated the changes to our internal controls over financial reporting that occurred during our fiscal Quarter Ended June 30, 2012, as required by paragraph (d) Rules 13a – 15 and 15d – 15 under the Securities Exchange Act of 1934, as amended, and have concluded that there were no changes that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1.A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial condition or future results. At June 30, 2012 the risk factors of the Corporation have not changed materially from those in our Annual Report on Form 10-K, except as set forth below. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

	Total	Average	Total Number of	Maximum Number (or
	Number of	Price Paid	Shares (or Units)	Approximate Dollar Value)
	Shares (or	per Share	Purchased as Part of	of Shares (or Units) that
	Units)	(or Units)	Publicly Announced	May Yet Be Purchased
Period	Purchased	Purchased	Plans or Programs (1)	Under the Plans or Programs

Month #1 (April 1 - April 30, 2012)	-	-	-	100,600

Month #2 (May 1 - May 31, 2012)	4,000	$36.00	4,000	96,600

Month #3 (June 1 - June 30, 2012)	8,000	35.88	8,000	88,600

(1)	This program was announced in 2009 and represents the third buy-back program. The Board of Directors approved the purchase of 200,000 shares. There was no expiration date associated with this program.

The Corporation did not sell any unregistered securities during the quarter ended June 30, 2012.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report on Form 10-Q for the period ended June 30, 2012, to be signed on its behalf by the undersigned thereunto duly authorized.

CCFNB BANCORP, INC.
(Registrant)

By	/s/ Lance O. Diehl

Lance O. Diehl
President and CEO
(Principal Executive Officer)
Date: August 9, 2012

By	/s/ Jeffrey T. Arnold

Jeffrey T. Arnold, CPA, CIA
Chief Financial Officer and Treasurer
(Principal Financial Officer)
Date: August 9, 2012

