Form 10-Q
period 2012-09-30
CCFNB BANCORP INC
filed 2012-11-13
CIK 731122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012.

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________.

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

Yes ☐ No ☒

On November 1, 2012, there were 2,197,481 shares of the Registrant’s common stock outstanding, par value $1.25.

CCFNB Bancorp, Inc. and Subsidiary

PART I Financial Information

Item 1. Financial Statements

CCFNB Bancorp, Inc.

Consolidated Balance Sheets

	(Unaudited)
	September 30,	December 31,
(In Thousands)	2012	2011

ASSETS
Cash and due from banks	$9,401	$9,632
Interest-bearing deposits in other banks	45,098	26,699
Federal funds sold	1,797	1,845
Total cash and cash equivalents	56,296	38,176

Investment securities, available for sale, at fair value	187,226	196,345
Restricted securities, at cost	3,222	2,900
Loans held for sale	3,763	5,164
Loans, net of unearned income	357,017	345,674
Less: Allowance for loan losses	5,694	5,383
Loans, net	351,323	340,291
Premises and equipment, net	12,043	11,740
Accrued interest receivable	1,778	1,328
Cash surrender value of bank-owned life insurance	14,852	14,413
Investment in limited partnerships	1,288	1,455
Intangible Assets:
Core deposit	1,312	1,639
Goodwill	7,937	7,937
Prepaid FDIC assessment	934	1,146
Other assets	2,119	2,143
TOTAL ASSETS	$644,093	$624,677

LIABILITIES
Interest-bearing deposits	$406,643	$397,045
Noninterest-bearing deposits	83,017	85,334
Total deposits	489,660	482,379

Short-term borrowings	72,818	58,288
Long-term borrowings	4,114	6,118
Accrued interest payable	370	497
Other liabilities	2,709	5,980
TOTAL LIABILITIES	569,671	553,262

STOCKHOLDERS' EQUITY
Common stock, par value $1.25 per share; authorized 15,000,000 shares, issued 2,311,881 shares in 2012; and 2,300,987 shares in 2011	2,890	2,876
Surplus	28,797	28,421
Retained earnings	43,745	40,418
Accumulated other comprehensive income	2,469	2,260
Treasury stock, at cost; 114,400 shares in 2012 and 88,900 shares in 2011	(3,479)	(2,560)
TOTAL STOCKHOLDERS' EQUITY	74,422	71,415
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$644,093	$624,677

See accompanying notes to unaudited consolidated financial statements.

CCFNB Bancorp, Inc.

Consolidated Statements of Income

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
(In Thousands, Except Per Share Data)	September 30,		September 30,
	2012	2011	2012	2011
INTEREST AND DIVIDEND INCOME
Interest and fees on loans:
Taxable	$4,348	$4,363	$12,925	$13,227
Tax-exempt	279	288	835	853
Interest and dividends on investment securities:
Taxable	825	1,220	2,849	4,038
Tax-exempt	178	148	517	413
Dividend and other interest income	17	13	48	38
Federal funds sold	-	-	1	1
Deposits in other banks	19	22	44	49
TOTAL INTEREST AND DIVIDEND INCOME	5,666	6,054	17,219	18,619

INTEREST EXPENSE
Deposits	754	1,118	2,447	3,550
Short-term borrowings	45	75	164	233
Long-term borrowings	31	40	107	119
Junior subordinate debentures	-	28	-	76
TOTAL INTEREST EXPENSE	830	1,261	2,718	3,978

NET INTEREST INCOME	4,836	4,793	14,501	14,641

PROVISION FOR LOAN LOSSES	305	30	365	440
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,531	4,763	14,136	14,201

NON-INTEREST INCOME
Service charges and fees	371	419	1,110	1,272
Gain on sale of loans	468	188	1,208	555
Earnings on bank-owned life insurance	122	103	381	318
Brokerage	106	80	331	208
Trust	167	148	467	555
Investment security (losses) gains	-	-	(17)	3
Gain on sale of premises and equipment	-	-	-	489
Interchange fees	267	232	783	691
Other	277	250	811	746
TOTAL NON-INTEREST INCOME	1,778	1,420	5,074	4,837

NON-INTEREST EXPENSE
Salaries	1,638	1,606	4,882	4,879
Employee benefits	406	503	1,479	1,616
Occupancy	265	248	783	807
Furniture and equipment	274	327	865	955
State shares tax	160	151	485	445
Professional fees	161	160	488	464
Director's fees	65	88	192	221
FDIC assessments	80	51	239	305
Telecommunications	58	60	185	222
Amortization of core deposit intangible	108	125	326	428
Automated teller machine and interchange	132	173	498	488
Other	625	490	1,513	1,379
TOTAL NON-INTEREST EXPENSE	3,972	3,982	11,935	12,209

INCOME BEFORE INCOME TAX PROVISION	2,337	2,201	7,275	6,829
INCOME TAX PROVISION	573	573	1,814	1,751
NET INCOME	$1,764	$1,628	$5,461	$5,078

EARNINGS PER SHARE	$0.80	$0.73	$2.48	$2.28
CASH DIVIDENDS PER SHARE	$0.33	$0.31	$0.97	$0.93
WEIGHTED AVERAGE SHARES OUTSTANDING	2,197,306	2,226,139	2,202,034	2,226,711

See accompanying notes to the unaudited consolidated financial statements.

CCFNB Bancorp, Inc.

Consolidated Statements of Changes in Stockholders' Equity

(Unaudited)

					Accumulated
	Common				Other		Total
	Stock			Retained	Comprehensive	Treasury	Stockholders'
(In Thousands Except Per Share Data)	Shares	Amount	Surplus	Earnngs	Income	Stock	Equity
Balance, December 31, 2010	2,286,931	$2,859	$27,964	$36,397	$2,221	$(1,587)	$67,854
Comprehensive Income:
Net income				5,078			5,078
Change in net unrealized gain on investment securities available-for-sale, net of reclassification adjustment and tax effects.					174		174
Common stock issuance under dividend reinvestment and stock purchase plans	10,834	13	344				357
Recognition of employee stock purchase plan expense			4				4
Purchase of treasury stock (14,400 shares)						(505)	(505)
Cash dividends, ($0.93 per share)				(2,069)			(2,069)
Balance, September 30, 2011	2,297,765	$2,872	$28,312	$39,406	$2,395	$(2,092)	$70,893

Balance, December 31, 2011	2,300,987	$2,876	$28,421	$40,418	$2,260	$(2,560)	$71,415
Comprehensive Income:
Net income				5,461			5,461
Change in net unrealized gain on investment securities available-for-sale, net of reclassification adjustment and tax effects.					209		209
Common stock issuance under dividend reinvestment and stock purchase plans	10,894	14	372				386
Recognition of employee stock purchase plan expense			4				4
Purchase of treasury stock (25,500 shares)						(919)	(919)
Cash dividends, ($0.97 per share)				(2,134)			(2,134)
Balance, September 30, 2012	2,311,881	$2,890	$28,797	$43,745	$2,469	$(3,479)	$74,422

See accompanying notes to the unaudited consolidated financial statements.

CCFNB Bancorp, Inc.

Consolidated Statements of Comprehensive Income

(In Thousands)	For The Nine Months Ended September 30,
	2012		2011

Net Income		$5,461		$5,078
Other comprehensive income:
Change in unrealized gain on investment securities available-for-sale	333		261
Realized (loss) gain included in net income	(17)		3
Other comprehensive loss before tax expense	316		264
Tax effect	107		90
Other comprehensive gain		209		174
Comprehensive income		$5,670		$5,252

See accompanying notes to the consolidated financial statements.

CCFNB Bancorp, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For The Nine Months Ended September 30,
(In Thousands)	2012	2011

OPERATING ACTIVITIES
Net income	$5,461	$5,078
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	365	440
Depreciation and amortization of premises and equipment	544	594
Amortization and accretion on investment securities	634	699
Impairment loss on securities	17	-
Gain on sale of premises and equipment	-	(489)
Deferred income taxes benefit	(262)	(183)
Gain on sale of investment securities	-	(3)
Gain on sale of loans	(1,208)	(555)
Proceeds from sale of mortgage loans	34,248	18,945
Originations of mortgage loans held for resale	(31,639)	(19,453)
Amortization of intangibles and invesment in limited partnerships	494	542
(Increase) Decrease in accrued interest receivable	(450)	139
Increases in cash surrender value of bank-owned life insurance	(439)	(375)
Decrease in accrued interest payable	(127)	(102)
Other, net	96	136
Net cash provided by operating activities	7,734	5,413
INVESTING ACTIVITIES
Investment securities available for sale:
Purchases	(98,814)	(91,752)
Proceeds from sales, maturities and redemptions	104,688	98,714
Proceeds from redemption of restricted securities	58	298
Purchase of restricted securities	(380)	(55)
Net increase in loans	(11,557)	(3,162)
Proceeds from sale of premises and equipment	-	1,268
Proceeds from sale of other real estate owned	98	-
Purchase of investment in limited partnership	-	-
Acquisition of premises and equipment	(847)	(560)
Net cash (used in) provided by investing activities	(6,754)	4,751
FINANCING ACTIVITIES
Net increase in deposits	7,281	22,262
Disposition of deposits on the sale of Hazleton branch	-	(17,668)
Net decrease in short-term borrowings	14,530	4,439
Proceeds from long-term borrowings	-	-
Repayment of long-term borrowings	(2,004)	(4)
Acquisition of treasury stock	(919)	(505)
Proceeds from issuance of common stock	386	357
Cash dividends paid	(2,134)	(2,069)
Net cash provided by financing activities	17,140	6,812
NET INCREASE IN CASH AND CASH EQUIVALENTS	18,120	16,976
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	38,176	27,595
CASH AND CASH EQUIVALENTS, END OF PERIOD	$56,296	$44,571

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest paid	$2,845	$4,080
Income taxes paid	2,120	1,658
Securities acquired but not settled	891	-
Loans transferred to other real estate owned	160	-

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

RESTRICTED SECURITIES

Restricted equity securities consist of stock in the Federal Home Loan Bank of Pittsburgh (“FHLB – Pittsburgh”), and Atlantic Central Bankers Bank (“ACBB”) and do not have a readily determinable fair value because their ownership is restricted, and they can be sold back only to the FHLB-Pittsburgh, ACBB or to another member institution. Therefore, these securities are classified as restricted equity investment securities, carried at cost, and evaluated for impairment. At September 30, 2012, the Corporation held $3,187,000 in stock of the FHLB-Pittsburgh and $35,000 in stock of ACBB. At December 31, 2011, the Corporation held $2,865,000 in stock of FHLB-Pittsburgh and $35,000 in stock of ACBB.

The Corporation evaluated its holding of restricted stock for impairment and deemed the stock to not be impaired due to the expected recoverability of par value, which equals the value reflected within the Corporation’s financial statements. The decision was based on several items ranging from the estimated true economic losses embedded within FHLB’s mortgage portfolio to the FHLB’s liquidity position and credit rating. The Corporation utilizes the impairment framework outlined in GAAP to evaluate stock for impairment. The following factors were evaluated to determine the ultimate recoverability of the par value of the Corporation’s restricted stock holdings; (i) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted; (ii) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB; (iii) the impact of legislative and regulatory changes on the institutions and, accordingly, on the customer base of the FHLB; (iv) the liquidity position of the FHLB; and (v) whether a decline is temporary or whether it affects the ultimate recoverability of the FHLB stock based on (a) the materiality of the carrying amount to the member institution and (b) whether an assessment of the institution’s operational needs for the foreseeable future allow management to dispose of the stock. Based on the analysis of these factors, the Corporation determined that its holding of restricted stock was not impaired at September 30, 2012 and December 31, 2011.

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

INTANGIBLE ASSETS - GOODWILL

Goodwill represents the excess of the purchase price over the fair market value of net assets acquired. The Corporation has recorded net goodwill of $7,937,000 at September 30, 2012 and December 31, 2011 related to the 2008 acquisition of Columbia Financial Corporation and its subsidiary, First Columbia Bank & Trust Co. In accordance with current accounting standards, goodwill is not amortized. Management performs an annual evaluation for impairment. Any impairment of goodwill results in a charge to income. The Corporation periodically assesses whether events or changes in circumstances indicate that the carrying amounts of goodwill and other intangible assets may be impaired. Goodwill is tested for impairment at the reporting unit level and an impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value.  The Company employs general industry practices in evaluating the impairment of its goodwill and other intangible assets.  The Company calculates the value of goodwill using a combination of the following valuation methods: dividend discount analysis under the income approach, which calculates the present value of all excess cash flows plus the present value of a terminal value, the price/earnings multiple under the market approach and the change in control premium to market price approach.  Based upon these reviews, management determined there was no impairment of goodwill during 2012 or 2011.  No assurance can be given that future impairment tests will not result in a charge to earnings.

INTANGIBLE ASSETS – CORE DEPOSIT

The Corporation has an amortizable intangible asset related to the deposit premium paid for the acquisition of Columbia Financial Corporation’s subsidiary, First Columbia Bank & Trust Co. This intangible asset is being amortized on a sum of the years digits method over 10 years and has a carrying value of $1,312,000 as of September 30, 2012. At December 31, 2011, the intangible asset had a carrying value of $1,639,000. The recoverability of the carrying value is evaluated on an ongoing basis, and permanent declines in value, if any, are charged to expense. Amortization of the core deposit intangible amounted to $326,000 and $428,000 for the nine months ended September 30, 2012 and 2011, respectively.

The estimated amortization expense of the core deposit intangible over its remaining life is as follows:

For the Year Ended:
Remainder of 2012	$109,000
2013	368,000
2014	301,000
2015	234,000
2016	166,000
Thereafter	134,000
Total	$1,312,000

OTHER REAL ESTATE OWNED

Real estate properties acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value on the date of foreclosure establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less cost to sell and is included in other assets. Revenues derived from and costs to maintain the assets and subsequent gains and losses on sales are included in other non-interest income and expense. Other real estate owned amounted to $65,000 as of September 30, 2012 and $3,000 as of December 31, 2011.

BANK OWNED LIFE INSURANCE

The Corporation invests in Bank Owned Life Insurance (BOLI). Purchase of BOLI provides life insurance coverage on certain present and retired employees and Directors with the Bank being owner and primary beneficiary of the policies.

INVESTMENTS IN LIMITED PARTNERSHIPS

The Corporation is a limited partner in four partnerships at September 30, 2012 that provide low income housing in the Corporation’s geographic market area. The investments are accounted for under the effective yield method. Under the effective yield method, the Corporation recognizes tax credits as they are allocated and amortizes the initial cost of the investment to provide a constant effective yield over the period that the tax credits are allocated to the Corporation. Under this method, the tax credits allocated, net of any amortization of the investment in the limited partnerships, are recognized in the consolidated statements of income as a component of income tax expense. The amount of tax credits allocated to the Corporation was $277,000 and the amortization of the investments in limited partnerships was $167,000 and $114,000 for the nine months ended September 30, 2012 and 2011, respectively. The carrying value of the Corporation’s investments in limited partnerships was $1,288,000 at September 30, 2012 and $1,455,000 at December 31, 2011.

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

The Corporation and the Bank are subject to U.S. federal income tax and Commonwealth of Pennsylvania tax. The Corporation is no longer subject to examination by Federal or State taxing authorities for the years before 2007. At September 30, 2012 and December 31, 2011 the Corporation did not have any unrecognized tax benefits. The Corporation does not expect the amount of any unrecognized tax benefits to significantly increase in the next twelve months. The Corporation recognizes interest related to income tax matters as interest expense and penalties related to income tax matters as other noninterest expense. At September 30, 2012 and December 31, 2011, the Corporation did not have any amounts accrued for interest and/or penalties.

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

ADVERTISING COSTS

It is the Corporation’s policy to expense advertising costs in the period in which they are incurred. Advertising expense for the nine months ended September 30, 2012 and 2011 was approximately $179,000 and $165,000, respectively.

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

2. INVESTMENT SECURITIES AVAILABLE-FOR-SALE

The amortized cost, related estimated fair value, and unrealized gains and losses for investment securities were as follows at September 30, 2012 and December 31, 2011:

(In Thousands)	September 30, 2012
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Obligation of U.S.Government Corporations and Agencies:
Mortgage-backed	$104,043	$2,592	$(44)	$106,591
Other	51,412	258	-	51,670
Obligations of state and political subdivisions	26,028	784	(14)	26,798
Total debt securities	181,483	3,634	(58)	185,059
Marketable equity securities	2,002	349	(184)	2,167
Total investment securities AFS	$183,485	$3,983	$(242)	$187,226

(In Thousands)	December 31, 2011
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Obligation of U.S.Government Corporations and Agencies:
Mortgage-backed	$96,890	$2,693	$(90)	$99,493
Other	73,963	208	(10)	74,161
Obligations of state and political subdivisions	20,050	799	-	20,849
Total debt securities	190,903	3,700	(100)	194,503
Marketable equity securities	2,018	121	(297)	1,842
Total investment securities AFS	$192,921	$3,821	$(397)	$196,345

Securities available-for-sale with an aggregate fair value of $132,129,000 and $102,756,000 at September 30, 2012 and December 31, 2011, respectively, were pledged to secure public funds, trust funds, securities sold under agreements to repurchase and other balances of $118,255,000 and $84,159,000 at September 30, 2012 and December 31, 2011, respectively, as required by law.

The amortized cost and estimated fair value of investment securities, by expected maturity, are shown below at September 30, 2012. Expected maturities on debt securities will differ from contractual maturities, because some borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Other securities and marketable equity securities are not considered to have defined maturities and are included in the “Due after ten years” category:

			Weighted
(In Thousands)	Amortized	Estimated	Average
	Cost	Fair Value	Yield
Due in one year or less	$839	$843	4.03%
Due after one year to five years	48,783	49,128	1.20%
Due after five years to ten years	31,690	32,565	2.78%
Due after ten years	102,173	104,690	2.47%
Total	$183,485	$187,226

There were no aggregate investments with a single issuer (excluding the U. S. Government and its Agencies) which exceeded ten percent of consolidated stockholders’ equity at September 30, 2012 or December 31, 2011. The quality rating of all obligations of state and political subdivisions were “A” or higher, as rated by Moody’s or Standard and Poors. The only exceptions were local issues which were not rated, but were secured by the full faith and credit obligations of the communities that issued these securities. All of the state and political subdivision investments were actively traded in a liquid market.

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

The following summary shows the gross unrealized losses and fair value, aggregated by investment category of those individual securities that have been in a continuous unrealized loss position for less than or more than 12 months as of September 30, 2012 and December 31, 2011:

	September 30, 2012
(In Thousands)	Less than Twelve Months		Twelve Months or Greater		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	$6,887	$41	$394	$3	$7,281	$44
Other	-	-	-	-	-	-
Obligations of state and political subdivisions	3,267	14	-	-	3,267	14
Total debt securities	10,154	55	394	3	10,548	58
Equity securities	216	23	442	161	658	184
Total	$10,370	$78	$836	$164	$11,206	$242

	December 31, 2011
(In Thousands)	Less than Twelve Months		Twelve Months or Greater		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	$5,928	$24	$6,132	$66	$12,060	$90
Other	20,490	10	-	-	20,490	10
Obligations of state and political subdivisions	-	-	-	-	-	-
Total debt securities	26,418	34	6,132	66	32,550	100
Equity securities	845	176	204	121	1,049	297
Total	$27,263	$210	$6,336	$187	$33,599	$397

At September 30, 2012, the Corporation had a total of 282 individual debt securities and 44 individual equity security positions. At September 30, 2012, there were a total of 12 individual debt securities and 7 individual equity securities that were in a continuous unrealized loss position for less than twelve months. At September 30, 2012, there were a total of 1 debt securities and a total of 15 individual equity securities in a continuous loss position for greater than twelve months.

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

The Corporation’s marketable equity securities consist of common stock positions in various Commercial Banks, Savings and Loans/Thrifts, and Diversified Financial Service Corporations varying in asset size and geographic region. The Corporation’s equity securities represent less than 1 percent of the total available for sale investments as of September 30, 2012. The following tables display the Corporation’s holdings of these securities by asset size and geographic region as of September 30, 2012:

	September 30, 2012
(In Thousands)		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
Asset size($)	Cost	Gains	Losses	Value

Under $1 Billion	$432	$151	$(36)	$547
$1 to $5 Billion	218	32	(8)	242
$6 to $100 Billion	665	75	(108)	632
Over $100 Billion	686	91	(32)	745
	$2,001	$349	$(184)	$2,166

	September 30, 2012
(In Thousands)		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
Geographic Region	Cost	Gains	Losses	Value

Eastern U.S.	$987	$212	$(111)	$1,088
Southeastern U.S.	110	14	(2)	122
Western U.S.	52	-	(7)	45
National	852	123	(64)	911
	$2,001	$349	$(184)	$2,166

The fair market value of the equity securities tends to fluctuate with the overall equity markets as well as the trends specific to each institution. The equity securities portfolio is reviewed in a similar manner as that of the debt securities with greater emphasis placed on the length of time the market value has been less than the carrying value and the financial sector outlook. The Corporation also reviews dividend payment activities, levels of non performing assets and loan loss reserves, and whether or not the issuer is participating in the TARP Capital Purchase Program. The starting point for the equity analysis is the length and severity of market value decline. The Corporation and an independent consultant monitor the entire portfolio monthly with particular attention given to securities in a continuous loss position of at least ten percent for over twelve months. During 2011, impairment was recognized on a few securities which management believed that a sufficient amount of credit damage had occurred relative to the issuer’s capital position to render the security unlikely to recover to our cost within the near term. For the nine months ended September 30, 2012 the Corporation recorded an other-than-temporary impairment related to the investment in these equity securities in the amount of $17,000. For the nine months ended September 30, 2011 the Corporation did not record an other-than-temporary impairment related to the investment in these equity securities. The Corporation evaluated the near-term prospects of the issuer in relation the severity and duration of the market value decline as well as the other attributes listed above. Based on that evaluation and the Corporation’s ability and intent to hold these equity securities for a reasonable period of time sufficient for a forecasted recovery of fair value, the Corporation does not consider these equity securities to be other-than-temporarily impaired at September 30, 2012.

3. LOANS

Major classifications of loans at September 30, 2012 and December 31, 2011 consisted of:

(In Thousands)
	2012	2011
Commercial, financial and agricultural	$41,165	$41,487
Tax-exempt	27,460	27,145
Commercial real estate:
Commercial mortgages	91,144	87,268
Other construction and land development loans	8,330	10,294
Secured by farmland	6,296	5,742
Consumer real estate:
Home equity loans	16,811	18,500
Home equity lines of credit	18,128	18,350
1-4 family residential mortgages	138,162	128,149
Construction	7,030	6,945
Installment loans to individuals	6,254	6,959
Unearned discount	-	(1)
Gross loans	$360,780	$350,838

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

Real estate loans held-for-sale in the amount of $3,763,000 at September 30, 2012 and $5,164,000 at December 31, 2011 are included in consumer real estate loans above and are carried at the lower of cost or market.

The aggregate amount of demand deposits that have been reclassified as consumer loan balances at September 30, 2012 and December 31, 2011 amounted to $87,000 and $187,000, respectively.

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

As of September 30, 2012, based on the most recent credit analysis performed, the risk category of loans by class of loans (including loans held for sale) is a follows:

	September 30, 2012
	Commercial,
	Financial &	Commercial	Consumer	Installment Loans
(In Thousands)	Agricultural	Real Estate	Real Estate	to Individuals	Total
Pass	$65,703	$92,532	$177,797	$6,254	$342,286
Special Mention	620	4,832	-	-	5,452
Substandard	2,302	8,406	2,334	-	13,042
Doubtful	-	-	-	-	-
Total	$68,625	$105,770	$180,131	$6,254	$360,780

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

Concentrations of Credit Risk

Most of the Corporation’s lending activity occurs within the Bank’s primary market area which encompasses Columbia County, a 484 square mile area located in North Central Pennsylvania. The majority of the Corporation’s loan portfolio consists of commercial real estate and consumer real estate loans. As of September 30, 2012 and December 31, 2011, there were no concentrations of loans related to any single industry in excess of 10% of total loans.

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

Non-accrual loans, segregated by class of loans, were as follows as of September 30, 2012 and December 31, 2011:

(In Thousands)	September 30, 2012	December 31, 2011
Commercial, financial and agricultural	$592	$718
Tax-exempt	-	-
Commercial real estate:
Commercial mortgages	1,213	2,020
Other construction and land development loans	-	-
Secured by farmland	-	-
Consumer real estate:
Home equity loans	283	357
Home equity lines of credit	-	-
1-4 family residential mortgages	1,286	1,373
Construction	-	-
Installment loans to individuals	48	15

Total	$3,422	$4,483

At September 30, 2012 and December 31, 2011, there were no significant commitments to lend additional funds with respect to non-accrual and restructured loans.

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

An aging analysis of past due loans, segregated by class of loans, as of September 30, 2012 and December 31, 2011 were as follows:

	September 30, 2012
	Loans					Accruing Loans
(In Thousands)	30-89 Days		Total Past	Current	Total	90 or more
	Past Due	Non-accrual	Due Loans	Loans	Loans	Days Past Due
Commercial, financial and agricultural	$48	$592	$640	$40,525	$41,165	$-
Tax-exempt	-	-	-	27,460	27,460	-
Commercial real estate:
Commercial mortgages	117	1,213	1,330	89,814	91,144	-
Other construction and land development loans	490	-	490	7,840	8,330	-
Secured by farmland	139	-	139	6,157	6,296	-
Consumer real estate:
Home equity loans	135	283	418	16,393	16,811	-
Home equity lines of credit	-	-	-	18,128	18,128	-
1-4 family residential mortgages	1,546	1,286	2,832	135,330	138,162	-
Construction	-	-	-	7,030	7,030	-
Installment loans to individuals	16	48	64	6,190	6,254	-
Unearned discount	-	-	-	-	0
Gross loans	$2,491	$3,422	$5,913	$354,867	$360,780	$-

	December 31, 2011
	Loans					Accruing Loans
(In Thousands)	30-89 Days		Total Past	Current	Total	90 or more
	Past Due	Non-accrual	Due Loans	Loans	Loans	Days Past Due
Commercial, financial and agricultural	$115	$718	$833	$40,654	$41,487	$-
Tax-exempt	-	-	-	27,145	27,145	-
Commercial real estate:
Commercial mortgages	-	2,020	2,020	85,248	87,268	-
Other construction and land development loans	-	-	-	10,294	10,294	-
Secured by farmland	316	-	316	5,426	5,742	-
Consumer real estate:
Home equity loans	164	357	521	17,979	18,500	-
Home equity lines of credit	61	-	61	18,289	18,350	-
1-4 family residential mortgages	565	1,373	1,938	126,211	128,149	-
Construction	-	-	-	6,945	6,945	-
Installment loans to individuals	6	15	21	6,938	6,959	-
Unearned discount	-	-	-	(1)	(1)
Gross loans	$1,227	$4,483	$5,710	$345,128	$350,838	$-

There were no loans past due 90 days and still accruing interest at September 30, 2012 and December 31, 2011.

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

No additional charge to operations was required to provide for these impaired loans as the specifically allocated allowance of $723,000 at September 30, 2012, is estimated by management to be adequate to provide for the loan loss allowance associated with these impaired loans.

Impaired loans are set forth in the following table as of September 30, 2012 and December 31, 2011:

	September 30, 2012
	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment	Total
(In Thousands)	Principal	With No	With	Recorded	Related
	Balance	Allowance	Allowance	Investment	Allowance
Commercial, financial and agricultural	$856	$497	$359	$856	$54
Tax-exempt	-	-	-	-	-
Commercial real estate:
Commercial mortgages	1,384	208	1,176	1,384	426
Other construction and land development loans	-	-	-	-	-
Secured by farmland	452	452	-	452	-
Consumer real estate:
Home equity loans	336	127	209	336	140
Home equity lines of credit	-	-	-	-	-
1-4 family residential mortgages	1,309	972	337	1,309	77
Construction	-	-	-	-	-
Installment loans to individuals	36	-	36	36	26
Gross loans	$4,373	$2,256	$2,117	$4,373	$723

	December 31, 2011
	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment	Total
(In Thousands)	Principal	With No	With	Recorded	Related
	Balance	Allowance	Allowance	Investment	Allowance
Commercial, financial and agricultural	$987	$861	$126	$987	$126
Tax-exempt	-	-	-	-	-
Commercial real estate:
Commercial mortgages	2,244	1,699	545	2,244	242
Other construction and land development loans	-	-	-	-	-
Secured by farmland	458	458	-	458	-
Consumer real estate:
Home equity loans	397	137	260	397	157
Home equity lines of credit	9	-	9	9	9
1-4 family residential mortgages	1,373	858	515	1,373	135
Construction	-	-	-	-	-
Installment loans to individuals	15	4	11	15	11
Gross loans	$5,483	$4,017	$1,466	$5,483	$680

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

The following table details activity in the allowance for possible loan losses by portfolio segment for the nine months ended September 30, 2012 and 2011. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

(In Thousands)	September 30, 2012
	Commercial	Commercial	Consumer	Installment
	Financial &	Real	Real	Loans
	Agricultural	Estate	Estate	Individuals	Unallocated	Total
Balance, beginning of year	$959	$1,701	$1,635	$131	$957	$5,383
Provision charged to operations	(123)	203	75	20	190	365
Loans charged off	-	-	(42)	(38)	-	(80)
Recoveries	-	-	12	14	-	26
Ending balance	$836	$1,904	$1,680	$127	$1,147	5,694

Ending balance individually evaluated for impairment	$54	$532	$110	$27	$-	$723

Ending balance collectively evaluated for impairment	$782	$1,372	$1,570	$100	$1,147	$4,971

(In Thousands)	September 30, 2011
	Commercial	Commercial	Consumer	Installment
	Financial &	Real	Real	Loans
	Agricultural	Estate	Estate	Individuals	Unallocated	Total
Balance, beginning of year	$752	$2,286	$1,243	$106	$414	$4,801
Provision charged to operations	194	(331)	231	16	330	440
Loans charged off	(6)	(9)	(63)	(39)	-	(117)
Recoveries	1	-	8	25	-	34
Ending balance	$941	$1,946	$1,419	$108	$744	5,158

Ending balance individually evaluated for impairment	$143	$412	$97	$-	$-	$652

Ending balance collectively evaluated for impairment	$798	$1,534	$1,322	$108	$744	$4,506

The Corporation’s recorded investment in loans as of September 30, 2012 and December 31, 2011 related to each balance in the allowance for possible loan losses by portfolio segment and disaggregated on the basis of the Corporation’s impairment methodology was as follows:

(In Thousands)	September 30, 2012
	Commercial	Commercial	Consumer	Installment
	Financial &	Real	Real	Loans
	Agricultural	Estate	Estate	Individuals	Total
Ending balance individually evaluated for impairment	$856	$1,836	$1,645	$36	$4,373

Ending balance collectively evaluated for impairment	67,769	103,934	178,486	6,218	356,407

Ending balance	$68,625	$105,770	$180,131	$6,254	$360,780

(In Thousands)	December 31, 2011
	Commercial	Commercial	Consumer	Installment
	Financial &	Real	Real	Loans
	Agricultural	Estate	Estate	Individuals	Total
Ending balance individually evaluated for impairment	$987	$2,702	$1,779	$15	$5,483

Ending balance collectively evaluated for impairment	67,645	100,602	170,165	6,943	345,355

Ending balance	$68,632	$103,304	$171,944	$6,958	$350,838

Loan Modifications

From time to time, the Bank may agree to modify the contractual terms of a borrower’s loan. In cases where such modifications represent a concession to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring. Loans modified in a troubled debt restructuring are placed on nonaccrual status until the Bank determines the future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrate a period of performance according to the restructured terms of six months. Loan modifications considered troubled debt restructurings completed during the nine months ended September 30, 2012 and 2011 were as follows:

(In Thousands)	2012
	Commercial	Commercial	Consumer	Installment
	Financial &	Real	Real	Loans
	Agricultural	Estate	Estate	Individuals	Total

Number of contracts	4	1	2	-	7

Pre-modification outstanding recorded investment	$589	$37	$108	$-	$734

Post-modification outstanding recorded investment	$589	$37	$108	$-	$734

(In Thousands)	2011
	Commercial	Commercial	Consumer	Installment
	Financial &	Real	Real	Loans
	Agricultural	Estate	Estate	Individuals	Total

Number of contracts	2		1	-	3

Pre-modification outstanding recorded investment	$458	$-	$5	$-	$463

Post-modification outstanding recorded investment	$458	$-	$5	$-	$463

4. SHORT-TERM BORROWINGS

Securities sold under agreements to repurchase and Federal Home Loan Bank advances generally represented overnight or less than 30-day borrowings. U.S. Treasury tax and loan notes for collections made by the Bank were payable on demand.

5. LONG-TERM BORROWINGS

Long-term borrowings consist of advances due to the FHLB - Pittsburgh.

6. DEFERRED COMPENSATION PLANS

The Bank has entered into certain non-qualified deferred compensation agreements with certain present and retired executive officers and directors. Expenses related to these non-qualified deferred compensation plans amounted to $133,000 and $125,000 for the nine month periods ended September 30, 2012 and 2011, respectively.

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

The Corporation may require collateral or other security to support financial instruments with off-balance sheet credit risk. The contract or notional amounts at September 30, 2012 and December 31, 2011 were as follows:

(In Thousands)	2012	2011
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$76,812	$64,419
Standby letters of credit	5,452	5,212
Dealer floor plans	1,725	1,732
Loans held for sale	3,763	5,164

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

The Corporation granted commercial, consumer and residential loans to customers primarily within Pennsylvania. Of the total loan portfolio, 79.2% was for real estate loans, with the highest percentage being residential. It is the opinion of management that this high concentration did not pose an adverse credit risk. Further, it is management's opinion that the remainder of the loan portfolio is balanced and diversified to the extent necessary to avoid any significant concentration of credit.

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

The following table presents the assets reported on the consolidated statements of financial condition at their fair value as of September 30, 2012 and December 31, 2011 by level within the fair value hierarchy. As required by FASB ASC 820-10, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	September 30, 2012
(In Thousands)	Level I	Level II	Level III	Total

Assets Measured on a Recurring Basis:
Investment Securities, available-for-sale	$2,167	$185,059	$-	$187,226

	December 31, 2011
(In Thousands)	Level I	Level II	Level III	Total

Assets Measured on a Recurring Basis:
Investment Securities, available-for-sale	$1,842	$194,503	$-	$196,345

At September 30, 2012 and December 31, 2011, investments measured at fair value on a recurring basis and the valuation methods used are as follows:

	September 30, 2012
(In Thousands)	Level I	Level II	Level III	Total

Available for sale securities
Obligation of US Government Agencies
Mortgage-backed	$-	$106,591	$-	$106,591
Other	-	51,670	-	51,670
Obligations of state and political subdivisions	-	26,798	-	26,798
Equity securities	2,167	-	-	2,167
	$2,167	$185,059	$-	$187,226

	December 31, 2011
(In Thousands)	Level I	Level II	Level III	Total

Available for sale securities
Obligation of US Government Agencies
Mortgage-backed	$-	$99,493	$-	$99,493
Other	-	74,161	-	74,161
Obligations of state and political subdivisions	-	20,849	-	20,849
Equity securities	1,842	-	-	1,842
	$1,842	$194,503	$-	$196,345

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

The following table presents certain assets reported on the consolidated statements of financial condition at their fair value on a non-recurring basis as of September 30, 2012 and December 31, 2011 by level within the fair value hierarchy. As required by FASB ASC 820-10, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	September 30, 2012
(In Thousands)	Level I	Level II	Level III	Total

Assets Measured on a Non-recurring Basis:
Impaired Loans	$-	$4,373	$-	$4,373
Loans Held for Sale	-	3,763	-	3,763
Mortgage Servicing Rights	-	715	-	715
Other Real Estate Owned	-	65	-	65
	$-	$8,851	$-	$8,851

	December 31, 2011
(In Thousands)	Level I	Level II	Level III	Total

Assets Measured on a Non-recurring Basis:
Impaired Loans	$-	$5,483	$-	$5,483
Loans Held for Sale	-	5,164	-	5,164
Mortgage Servicing Rights	-	622	-	622
Other Real Estate Owned	-	3	-	3
	$-	$11,272	$-	$11,269

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

At September 30, 2012 and December 31, 2011, the carrying values and estimated fair values of financial instruments are presented in the table below:

	September 30, 2012		December 31, 2011
(In Thousands)	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial Assets:
Cash and short-term instruments	$56,296	$56,296	$38,176	$38,176
Investment securities	187,226	187,226	196,345	196,345
Restricted securities	3,222	3,222	2,900	2,900
Loans held for sale	3,763	3,763	5,164	5,164
Loans, net	351,323	353,818	340,291	347,344
Cash surrender value of bank owned life insurance	14,852	14,852	14,413	14,413
Accrued interest receivable	1,778	1,778	1,328	1,328

Financial Liabilities:
Interest-bearing deposits	406,643	409,155	397,045	400,163
Noninterest- bearing deposits	83,017	83,017	85,334	85,334
Short-term borrowings	72,818	72,818	58,288	58,288
Long-term borrowings	4,114	4,267	6,118	6,323
Accrued interest payable	370	370	497	497

Off-Balance Sheet Assets (Liabilities):
Commitments to extend credit		$76,812		$64,419
Standby letters of credit		5,452		5,212
Dealer floor plans		1,725		1,732

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

DEPOSITS

The fair value of deposits with no stated maturity, such as Demand Deposits, Savings Accounts, and Money Market Accounts, was equal to the amount payable on demand at September 30, 2012 and December 31, 2011.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of CCFNB Bancorp, Inc.:

We have reviewed the consolidated balance sheet of CCFNB Bancorp, Inc. and Subsidiary as of September 30, 2012 and the related consolidated statements of income for the nine month periods ended September 30, 2012 and 2011 and changes in stockholders’ equity and cash flows for the nine month periods ended September 30, 2012 and 2011. These consolidated interim financial statements are the responsibility of the management of CCFNB Bancorp, Inc. and Subsidiary.

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

November 9, 2012

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

The following discussion and analysis should be read in conjunction with the detailed information and consolidated financial statements, including notes thereto, included elsewhere in this report. Our consolidated financial condition and results of operations are essentially those of our subsidiary, the Bank. Therefore, the analysis that follows is directed to the performance of the Bank.

RESULTS OF OPERATIONS

NET INTEREST INCOME

2012 vs. 2011

Tax-equivalent net interest income, as reflected in the following tables, decreased $96 thousand to $15.2 million at September 30, 2012 when compared to the same 2011 time period. Reported tax-equivalent interest income decreased $1.4 million to $17.9 million for the nine months ended September 30, 2012 when compared to the same 2011 time period. The decrease to interest income was primarily rate driven as maturing and called investment securities as well as loans repriced throughout the past year. Investment security tax-equivalent interest income for the nine months ended September 30, 2012 decreased $1.0 million when compared to 2011 results. Loan interest income for the nine months ended September 30, 2012 decreased $331 thousand when compared to 2011 results. Reported interest expense decreased $1.3 million to $2.7 million for the nine months ended September 30, 2012 when compared to the same 2011 time period. The decrease was primarily rate driven as maturing time deposits re-priced during the year lowering the average rate paid on interest-bearing deposits to 0.82 percent for the nine months ended September 30, 2012 from 1.16 percent at September 30, 2011. Net interest margin decreased to 3.52 percent at September 30, 2012 from 3.56 percent at September 30, 2011.

The following Average Balance Sheet and Rate Analysis table presents the average assets, actual income or expense and the average yield on assets, liabilities and stockholders' equity for the nine months ended September 30, 2012 and 2011.

AVERAGE BALANCE SHEET AND RATE ANALYSIS

NINE MONTHS ENDED SEPTEMBER 30,

(In Thousands)	2012			2011
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(1)			(1)
ASSETS:
Tax-exempt loans	$26,776	$1,264	6.31%	$27,774	$1,293	6.22%
All other loans	324,978	12,925	5.32%	316,864	13,227	5.58%
Total loans (2)(3)(4)	351,754	14,189	5.39%	344,638	14,520	5.63%

Taxable securities	176,491	2,897	2.19%	186,980	4,076	2.91%
Tax-exempt securitites (3)	22,918	783	4.56%	15,807	626	5.28%
Total securities	199,409	3,680	2.46%	202,787	4,702	3.09%

Federal funds sold	1,932	1	0.07%	1,639	1	0.08%
Interest-bearing deposits	23,862	44	0.25%	25,404	48	0.25%

Total interest-earning assets	576,957	17,914	4.15%	574,468	19,271	4.48%

Other assets	44,319			44,550

TOTAL ASSETS	$621,276			$619,018

LIABILITIES:
Savings	$74,791	84	0.15%	$67,524	167	0.33%
Now deposits	77,881	42	0.07%	72,256	67	0.12%
Money market deposits	46,260	71	0.21%	46,363	176	0.51%
Time deposits	200,731	2,250	1.50%	224,076	3,140	1.87%
Total deposits	399,663	2,447	0.82%	410,219	3,550	1.16%

Short-term borrowings	58,663	164	0.37%	55,068	233	0.57%
Long-term borrowings	5,298	106	2.68%	6,121	119	2.60%
Junior subordinate debentures	-	-	0.00%	4,640	76	2.19%
Total borrowings	63,961	270	0.56%	65,829	428	0.87%

Total interest-bearing liabilities	463,624	2,717	0.78%	476,048	3,978	1.12%

Demand deposits	80,903			70,763
Other liabilities	3,663			2,681
Stockholders' equity	73,086			69,526
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$621,276			$619,018
Interest rate spread (6)			3.37%			3.36%
Net interest income/margin (5)		$15,197	3.52%		$15,293	3.56%

(1)	Average volume information was compared using daily (or monthly) averages for interest-earning and bearing accounts.
Certain balance sheet items utilized quarter-end balances for averages.
(2)	Interest on loans includes fee income.
(3)	Tax exempt interest revenue is shown on a tax-equivalent basis using a statutory federal income tax rate of 34 percent for 2011 and 2010.
(4)	Nonaccrual loans have been included with loans for the purpose of analyzing net interest earnings.
(5)	Net interest margin is computed by dividing annualized net interest income by total interest earning assets.
(6)	Interest rate spread represents the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.

Reconcilement of Taxable Equivalent Net Interest Income
For the Nine Months Ended September 30,

(In Thousands)	2012	2011

Total interest income	$17,219	$18,619
Total interest expense	2,718	3,978

Net interest income	14,501	14,641
Tax equivalent adjustment	696	652

Net interest income
(fully taxable equivalent)	$15,197	$15,293

Rate/Volume Analysis

To enhance the understanding of the effects of volumes (the average balance of earning assets and costing liabilities) and average interest rate fluctuations on the consolidated balance sheet as it pertains to net interest income, the table below reflects these changes for 2012 versus 2011:

(In Thousands)	Nine Months Ended September 30,
	2012 vs 2011
	Increase (Decrease)
	Due to
	Volume	Rate	Net
Interest income:
Loans, tax-exempt	$(47)	$18	$(29)
Loans	323	(625)	(302)
Taxable investment securities	243	(1,007)	(764)
Tax-exempt investment securities	(172)	(86)	(258)
Federal funds sold	-	-	-
Interest bearing deposits	(3)	(1)	(4)
Total interest-earning assets	344	(1,701)	(1,357)

Interest expense:
Savings	8	(91)	(83)
NOW deposits	3	(28)	(25)
Money market deposits	-	(105)	(105)
Time deposits	(262)	(628)	(890)
Short-term borrowings	10	(79)	(69)
Long-term borrowings, FHLB	(16)	3	(13)
Junior subordinate debentures	(76)	-	(76)
Total interest-bearing liabilities	(333)	(928)	(1,261)
Change in net interest income	$677	$(773)	$(96)

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

Although management believes that it uses the best information available to make such determinations and that the allowance for loan losses is adequate at September 30, 2012, future adjustments could be necessary if circumstances or economic conditions differ substantially from the assumptions used in making the initial determinations. A downturn in the local economy or employment and delays in receiving financial information from borrowers could result in increased levels of nonperforming assets and charge-offs, increased loan loss provisions and reductions in interest income. Also, as part of the examination process, bank regulatory agencies periodically review the Bank’s loan loss allowance. The bank regulators could require the recognition of additions to the loan loss allowance based on their judgment of information available to them at the time of their examination.

The provision for loan losses amounted to $365,000 and $440,000 for the nine months ended September 30, 2012 and 2011, respectively. Management concluded the 2012 and 2011 increases of the provision were appropriate considering the gross loan growth experience, the level of nonperforming assets and the general condition of the national economy. Utilizing the resources noted above, management concluded that the allowance for loan losses remains at a level adequate to provide for probable losses inherent in the loan portfolio.

NON-INTEREST INCOME

2012 vs. 2011

Total non-interest income increased $237 thousand or 4.9 percent to $5.1 million for the nine months ended September 30, 2012. During June 2011, the Bank completed the sale of a branch facility which resulted in a gain of $489 thousand. Without the effect of this transaction total non-interest income increased by $726 thousand for the nine months ended September 30, 2012 when compared to 2011.The service charges and fees decreased $162,000 or 12.7 percent to $1.1 million for the nine months ended September 30, 2012. Gain on sale of loans increased $653 thousand or 117.7 percent from $555 thousand in 2011 to $1.2 million in 2012. Brokerage income increased $123 thousand or 59.1 percent from $208 thousand in 2011 to $331 thousand in 2012. Trust income decreased $88 thousand or 15.9 percent from $555 thousand in 2011 to $467 thousand in 2012. Interchange fees increased $92 thousand or 13.3 percent from $691 thousand in 2011 to $783 thousand in 2012. Other non-interest income increased $65 thousand or 8.7 percent from $746 thousand in 2011 to $811 thousand in 2012.

(In Thousands)	For The Nine Months Ended
	September 30, 2012		September 30, 2011		Change
	Amount	% Total	Amount	% Total	Amount	%
Service charges and fees	$1,110	21.9%	$1,272	26.2%	$(162)	(12.7)%
Gain on sale of loans	1,208	23.8	555	11.5	653	117.7
Earnings on bank-owned life insurance	381	7.5	318	6.6	63	19.8
Brokerage	331	6.5	208	4.3	123	59.1
Trust	467	9.2	555	11.5	(88)	(15.9)
Investment security (losses) gains	(17)	(0.3)	3	0.1	(20)	-
Gain on sale of premises and equipment	-	-	489	10.1	(489)	-
Interchange fees	783	15.4	691	14.3	92	13.3
Other	811	16.0	746	15.4	65	8.7
Total non-interest income	$5,074	100.0%	$4,837	100.0%	$237	4.9%

NON-INTEREST EXPENSE

2012 vs. 2011

Total non-interest expense decreased $274 thousand or 2.2 percent from $12.2 million in 2011. The decrease in salaries and in employee benefits, occupancy, and furniture and fixtures primarily resulted from the June 24, 2011 sale of the Hazleton branch office. Salaries increased $3 thousand, employee benefits decreased $137 thousand, occupancy decreased $24 thousand, and furniture and fixtures decreased $90 thousand. FDIC assessments decreased $66 thousand or 21.6 percent due to changes in the assessment calculation.

One standard to measure non-interest expense is to express annualized non-interest expense as a percentage of average total assets. As of September 30, 2012 this percentage was 2.56 percent compared to 2.63 percent in 2011.

(In Thousands)	For The Nine Months Ended
	September 30, 2012		September 30, 2011		Change
	Amount	% Total	Amount	% Total	Amount	%
Salaries	$4,882	40.8%	$4,879	40.1%	$3	0.1%
Employee benefits	1,479	12.4	1,616	13.2	(137)	(8.5)
Occupancy	783	6.6	807	6.6	(24)	(3.0)
Furniture and equipment	865	7.2	955	7.8	(90)	(9.4)
State shares tax	485	4.1	445	3.6	40	9.0
Professional fees	488	4.1	464	3.8	24	5.2
Directors fees	192	1.6	221	1.8	(29)	(13.1)
FDIC assessments	239	2.0	305	2.5	(66)	(21.6)
Telecommunications	185	1.6	222	1.8	(37)	(16.7)
Amortization of core deposit intangible	326	2.7	428	3.5	(102)	(23.8)
Automated teller machine and interchange	498	4.2	488	4.0	10	2.0
Other	1,513	12.7	1,379	11.3	134	9.7
Total non-interest expense	$11,935	100.0%	$12,209	100.0%	$(274)	(2.2)%

FINANCIAL CONDITION

Consolidated assets at September 30, 2012 were $644.1 million which represented a increase of $19.4 million from $624.7 million at December 31, 2011.

The loan-to-deposit ratio is a key measurement of liquidity. Our loan-to-deposit ratio increased during the quarter ended September 30, 2012 to 73.7 percent compared to 72.7 percent at December 31, 2011.

INVESTMENTS

All of our securities are available-for-sale and are carried at estimated fair value. Available-for-sale securities are reported on the consolidated balance sheet at fair value with offsetting adjustments to deferred taxes and accumulated other comprehensive income. The possibility of material price volatility in a changing interest rate environment is offset by the availability to the Corporation of restructuring the portfolio for gap positioning at any time through the securities classified as available-for-sale. As reflected in the Consolidated Statements of Changes in Stockholders’ Equity, the impact of the fair value accounting was an unrealized gain, net of tax, on September 30, 2012 of $2,469,000 compared to an unrealized gain, net of tax, on December 31, 2011 of $2,260,000, which represents an unrealized gain, net of tax, of $209,000 for the nine months ended September 30, 2012. The following table shows the amortized cost and estimated fair value of the investment securities as of the dates shown:

	September 30, 2012
(In Thousands)	Amortized	Estimated
	Cost	Fair Value
Obligation of U.S.Government Corporations and Agencies:
Mortgage-backed	$104,043	$106,591
Other	51,412	51,670
Obligations of state and political subdivisions	26,028	26,798
Total debt securities	181,483	185,059
Marketable equity securities	2,002	2,167
Total investment securities AFS	$183,485	$187,226

	December 31, 2011
(In Thousands)	Amortized	Estimated
	Cost	Fair Value
Obligation of U.S.Government Corporations and Agencies:
Mortgage-backed	$96,890	$99,493
Other	73,963	74,161
Obligations of state and political subdivisions	20,050	20,849
Total debt securities	190,903	194,503
Marketable equity securities	2,018	1,842
Total investment securities AFS	$192,921	$196,345

LOANS

The loan portfolio increased 2.8 percent from $350.8 million at December 31, 2011 to $360.8 million at September 30, 2012. The percentage distribution in the loan portfolio was 79.2 percent in real estate loans at $285.8 million; 11.5 percent in commercial loans at $41.2 million; 1.7 percent in consumer loans at $6.3 million; and 7.6 percent in tax exempt loans at $27.5 million.

The following table presents the breakdown of loans by type as of the date indicated:

			Change
(In Thousands)	September 30, 2012	December 31, 2011	Amount	%

Commercial, financial and agricultural	$41,165	$41,487	$(322)	(0.8)%
Tax-exempt	27,460	27,145	315	1.2
Real estate	278,634	268,071	10,563	3.9
Real estate construction	7,030	6,945	85	1.2
Installment loans to individuals	6,254	6,959	(705)	(10.1)
Add (deduct): Unearned discount	0	(1)	1	(100.0)
Unamortized loan costs, net of fees	237	232	5	2.2
Gross loans	$360,780	$350,838	$9,942	2.8%

The following table presents the percentage distribution of loans by category as of the date indicated:

	September 30, 2012	December 31, 2011

Commercial, financial and agricultural	11.5%	11.8%
Tax-exempt	7.6	7.7
Real estate	77.3	76.5
Real estate construction	1.9	2.0
Installment loans to individuals	1.7	2.0
Gross loans	100.0%	100.0%

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses was $5.7 million at September 30, 2012, compared to $5.2 million at September 30, 2011. This allowance equaled 1.58 percent and 1.50 percent of total loans, net of unearned income, as of September 30, 2012 and 2011, respectively. The loan loss reserve is analyzed quarterly and reviewed by the Bank’s Board of Directors. No concentration or apparent deterioration in classes of loans or pledged collateral was evident. Delinquent loans, loan exceptions and certain large loans are addressed by the full Board no less than monthly to determine compliance with policies. Allowance for loan losses was considered adequate based on delinquency trends and actual loans written.

The following table presents a summary of the Bank’s loan loss experience as of the dates indicated:

(In Thousands)	For the Nine Months Ended September 30,
	2012	2011
Average Loans Outstanding during the period	$351,754	$344,638

Balance, beginning of year	$5,383	$4,801
Provision charged to operations	365	440

Loans charged off:
Commercial, financial, and agricultural	-	(6)
Real estate mortgages	(42)	(72)
Installment loans to indiviuals	(38)	(39)

Recoveries:
Commercial, financial, and agricultural	-	1
Real estate mortgages	12	8
Installment loans to indiviuals	14	25

Balance, end of period	$5,694	$5,158

Ratio of net charge-offs to average loans outstanding during the period	0.02%	0.02%

NON-PERFORMING LOANS

As of September30, 2012, loans 30 to 89 days past due totaled $2.5 million compared to $1.2 million at December 31, 2011. Non-accrual loans totaled $3.4 million at September 30, 2012 and $4.5 million at December 31, 2011.

The following table presents past due and non-accrual loans by loan type and in summary as of the dates indicated:

(In Thousands)	September 30, 2012	December 31, 2011

Commercial, financial and agricultural
Days 30-89	$48	$115
Days 90 plus	-	-
Non-accrual	592	718
Real estate
Days 30-89	2,427	1,106
Days 90 plus	-	-
Non-accrual	2,782	3,750
Installment loans to individuals
Days 30-89	16	6
Days 90 plus	-	-
Non-accrual	48	15
	$5,913	$5,710

Days 30-89	$2,491	$1,227
Days 90 plus	-	-
Non-accrual	3,422	4,483
	$5,913	$5,710
Troubled debt restructurings in compliance and not reported past due	$726	$754

Other real estate owned	$65	$3

DEPOSITS

Total average deposits increased by 0.2 percent from $479.7 million at December 31, 2011 to $480.6 million at September 30, 2012. Average savings deposits increased 10.0 percent to $74.8 million at September 30, 2012 from $68.0 million at December 31, 2011. Average interest bearing NOW accounts increased 7.1 percent from $72.7 million at December 31, 2011 to $77.9 million at September 30, 2012.

The average balances and average rate paid on deposits are summarized as follows:

	September 30, 2012		December 31, 2011
		Average		Average	Change
(In Thousands)	Balance	Rate	Balance	Rate	Amount	%

Non-interest bearing	$80,903	-%	$73,012	-%	$7,891	10.8%
Savings	74,791	0.15	67,983	0.31	6,808	10.0
Now deposits	77,881	0.07	72,707	0.11	5,174	7.1
Money market deposits	46,260	0.21	45,947	0.46	313	0.7
Time deposits	200,731	1.50	220,032	1.84	(19,301)	(8.8)
Total deposits	$480,566	0.68%	$479,681	0.95%	$885	0.2%

BORROWED FUNDS

Average short-term borrowings, including securities sold under agreements to repurchase and day-to-day FHLB - Pittsburgh borrowings increased to $58.7 million at September 30, 2012 from $56.8 at December 31, 2011. Average long-term borrowings decreased $823 thousand while average Junior Subordinate Debentures decreased $4.4 million with the December 2011 payoff.

The average balances are summarized as follows:

(In Thousands)	September 30, 2012		December 31, 2011		Change
	Amount	% Total	Amount	% Total	Amount	%
Short-term borrowings:
Securities sold under agreement to repurchase	$58,663	91.7%	$56,127	83.4%	$2,536	4.5%
Short-term borrowings, FHLB	-	-	-	-	-	-
U.S. Treasury tax and loan notes	-	-	632	0.9	(632)	(100.0)
Total short-term borrowings	58,663	91.7%	56,759	84.3%	1,904	3.4
Long-term borrowings, FHLB	5,298	8.3	6,121	9.1	(823)	(13.4)
Junior subordinate debentures	-	-	4,411	6.6	(4,411)	(100.0)
Total borrowed funds	$63,961	100.0%	$67,291	100.0%	$(3,330)	(4.9)%

Short-term borrowings consisted of the following at September 30, 2012 and 2011:

	September 30, 2012
		Weighted	Maximum
(In Thousands)	Ending	Average	Month End	Average
	Balance	Balance	Balance	Rate
Securities sold under agreements to repurchase	$72,818	$58,663	$72,818	0.37%
Other short-term borrowings	-	-	-	0.00%
U.S. Treasury tax and loan notes	-	-	-	0.00%
Total	$72,818	$58,663	$72,818	0.37%

	September 30, 2011
		Weighted	Maximum
(In Thousands)	Ending	Average	Month End	Average
	Balance	Balance	Balance	Rate
Securities sold under agreements to repurchase	$62,198	$54,416	$62,198	0.60%
Other short-term borrowings	-	-	-	0.00%
U.S. Treasury tax and loan notes	1,000	652	1,000	0.00%
Total	$63,198	$55,068	$63,198	0.57%

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

As of September 30, 2012, the Bank was categorized as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios.

Our actual consolidated capital amounts and ratios as of September 30, 2012 and December 31, 2011 are in the following table:

(In Thousands)	2012		2011
	Amount	Ratio	Amount	Ratio
Total Capital
(to Risk-weighted Assets)

Actual	$67,160	19.9%	$63,880	18.1%
For Capital Adequacy Purposes	27,008	8.0	28,177	8.0
To Be Well-Capitalized	33,761	10.0	35,222	10.0

Tier I Capital
(to Risk-weighted Assets)

Actual	$62,813	18.6%	$59,464	16.9%
For Capital Adequacy Purposes	13,504	4.0	14,089	4.0
To Be Well-Capitalized	20,526	6.0	21,133	6.0

Tier I Capital
(to Average Assets)

Actual	$62,813	10.2%	$59,464	9.7%
For Capital Adequacy Purposes	24,749	4.0	24,488	4.0
To Be Well-Capitalized	30,936	5.0	30,610	5.0

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

At September 30, 2012, our cumulative gap positions and the potential earnings change resulting from a 400 basis point change in rates were both within the internal risk management guidelines.

In addition to gap analysis, the Bank uses earnings simulation to assist in measuring and controlling interest rate risk. The Bank also simulates the impact on net interest income of plus and minus 100, 200, 300 and 400 basis point rate shocks. The results of these theoretical rate shocks provide an additional tool to help manage the Bank’s interest rate risk.

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

The CEO and CFO have evaluated the changes to our internal controls over financial reporting that occurred during our fiscal Quarter Ended September 30, 2012, as required by paragraph (d) Rules 13a – 15 and 15d – 15 under the Securities Exchange Act of 1934, as amended, and have concluded that there were no changes that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1.A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial condition or future results. At September 30, 2012 the risk factors of the Corporation have not changed materially from those in our Annual Report on Form 10-K, except as set forth below. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

	Total	Average	Total Number of	Maximum Number (or
	Number of	Price Paid	Shares (or Units)	Approximate Dollar Value)
	Shares (or	per Share	Purchased as Part of	of Shares (or Units) that
	Units)	(or Units)	Publicly Announced	May Yet Be Purchased
Period	Purchased	Purchased	Plans or Programs (1)	Under the Plans or Programs

Month #1 (July1 - July 31, 2012)	-	-	-	88,600

Month #2 (August 1 - August 31, 2012)	-	-	-	88,600

Month #3 (September 1 - September 30, 2012)	3,000	$36.00	3,000	85,600

(1)	This program was announced in 2009 and represents the third buy-back program. The Board of Directors approved the purchase of 200,000 shares. There was no expiration date associated with this program.

The Corporation did not sell any unregistered securities during the quarter ended September 30, 2012.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report on Form 10-Q for the period ended September 30, 2012, to be signed on its behalf by the undersigned thereunto duly authorized.

CCFNB BANCORP, INC.
(Registrant)

By	/s/ Lance O. Diehl

Lance O. Diehl
President and CEO
(Principal Executive Officer)
Date:	November 9, 2012

By	/s/ Jeffrey T. Arnold

Jeffrey T. Arnold, CPA, CIA
Chief Financial Officer and Treasurer
(Principal Financial Officer)
Date:	November 9, 2012

