Form 10-K
period 2012-12-31
CCFNB BANCORP INC
filed 2013-03-07
CIK 731122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year-ended December 31, 2012

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

Yes ☒    No☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 S-T (232.405 of this chapter) during the preceding twelve months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒   No☐

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

Yes  ☐ No   ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter: $72,157,236 as of June 30, 2012.

As of March 1, 2013, the Registrant had outstanding 2,185,746 shares of its common stock, par value $1.25 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement prepared in connection with its annual meeting of Shareholders to be held May 7, 2013, are incorporated by reference into parts III and IV of this report.

CCFNB BANCORP, INC.

FORM 10-K

PART I

Item 1. Business

General

We are a registered financial holding company, bank holding company, and Pennsylvania business corporation, and are headquartered in Bloomsburg, Pennsylvania. We have one wholly-owned bank subsidiary which is First Columbia Bank & Trust Co. (the “Bank”). A substantial part of our business consists of the management and supervision of the Bank. Our principal source of income is dividends paid by the Bank. At December 31, 2012, we had approximately:

•	$608 million in total assets;
•	$375 million in gross loans;
•	$463 million in deposits; and
•	$75 million in stockholders’ equity.

The Bank is a state-chartered bank whose deposits are insured by the Deposit Insurance Fund of the FDIC. The Bank is a full-service commercial bank providing a range of services and products, including time and demand deposit accounts, consumer, commercial and mortgage loans to individuals and small to medium-sized businesses in its Northcentral Pennsylvania market area. The Bank also operates a full-service trust department. Third-party brokerage services are also resident in the Bank’s office in Lightstreet, Pennsylvania. At December 31, 2012, the Bank had thirteen branch banking offices which are located in the Pennsylvania counties of Columbia and Northumberland.

We consider our branch banking offices to be a single operating segment, because these branches have similar:

•	economic characteristics,
•	products and services,
•	operating processes,
•	delivery systems,
•	customer bases, and
•	regulatory oversight.

We have not operated any other reportable operating segments in the 3-year period ended December 31, 2012. We have combined financial information for our third-party brokerage operation with our financial information because this operation does not meet the quantitative threshold for a reporting operating segment.

We held a 50 percent interest in a local insurance agency until its sale on November 14, 2011. The name of this agency was Neighborhood Group, Inc. and traded under the fictitious name of Neighborhood Advisors (insurance agency). Through this joint venture, we sold insurance products and services. We accounted for this local insurance agency using the equity method of accounting.

As of December 31, 2012, we had 176 employees on a full-time equivalent basis. The Corporation and the Bank are not parties to any collective bargaining agreement and employee relations are considered to be good.

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

Capital Requirements

Information concerning the Corporation and the Bank with respect to capital requirements is incorporated by reference from Note 14, “Regulatory Matters”, of the “Notes to Consolidated Financial Statements” included under Item 8 of this report, and from the “Capital Resources” section of the “Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations”, included under Item 7 of this report.

FDICIA

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA), and the regulations promulgated under FDICIA, among other things, established five capital categories for insured depository institutions – well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized – and requires federal bank regulatory agencies to implement systems for “prompt corrective action” for insured depository institutions that do not meet minimum capital requirements based on these categories. Unless a bank is well capitalized, it is subject to restrictions on its ability to offer brokered deposits and on certain other aspects of its operations. An undercapitalized bank must develop a capital restoration plan and its parent bank holding company must guarantee the bank’s compliance with the plan up to the lesser of 5% of the bank’s assets at the time it became undercapitalized and the amount needed to comply with the plan. As of December 31, 2012, the Bank was considered well capitalized based on the guidelines implemented by the bank’s regulatory agencies.

Dividend Restrictions

The Corporation’s funding for cash distributions to its shareholders is derived principally from dividends received from the Bank. Various federal and state laws limit the amount of dividends the Bank can pay to the Corporation without regulatory approval. In addition, federal bank regulatory agencies have authority to prohibit the Bank from engaging in an unsafe or unsound practice in conducting its business. The payment of dividends, depending upon the financial condition of the bank in question, could be deemed to constitute an unsafe or unsound practice. The ability of the Bank to pay dividends in the future is currently, and could be further, influenced by bank regulatory policies and capital guidelines. The Federal Reserve Board in 2009 notified all bank holding companies that dividends should be eliminated, deferred or significantly reduced if the bank holding company’s net income for the past four quarters, net of dividends paid during that period, is not sufficient to fully fund the dividends; the bank holding company’s prospective rate of earnings retention is not consistent with the bank holding company’s capital needs and overall, current and prospective financial conditions; or the bank holding company will not meet, or is in danger of meeting, its minimum regulatory capital adequacy ratios. Additional information concerning the Corporation and the Bank with respect to dividends is incorporated by reference from Note 14, “Regulatory Matters”, of the “Notes to Consolidated Financial Statements” included under Item 8 of this report, and the “Capital Resources” section of “Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations”, included under Item 7 of this report.

Deposit or Preference Statute

In the “liquidation or other resolution” of an institution by any receiver, U.S. federal law provides that deposits and certain claims for administrative expenses and employee compensation against the insured depository institution would be afforded a priority over the general unsecured claims against that institution, including federal funds and letters of credit.

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

FDIC Insurance and Assessments

The Bank's deposits are insured to applicable limits by the FDIC. Under the Dodd-Frank Act, the maximum deposit insurance amount has been permanently increased from $100,000 to $250,000 for most type of accounts.

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

The Dodd-Frank Act requires the FDIC to take such steps as necessary to increase the reserve ratio of the Deposit Insurance Fund from 1.15% to 1.35% of insured deposits by 2020. In setting the assessments, the FDIC is required to off set the effect of the higher reserve ratio against insured depository institutions with total consolidated assets of less than 10 billion. The Dodd-Frank Act also broadens the base for FDIC insurance assessments so that assessments will be based on the average consolidated total assets less average tangible equity capital of a financial institution rather than on its insured deposits. The FDIC has adopted a new restoration plan to increase the reserve ratio to 1.35% by September 30, 2020. Additional rulemaking was enacted during 2011 regarding the method to be used to achieve a 1.35% reserve ratio by 2020 and offset the effect on institutions with assets less than $10 billion in assets. Pursuant to the new restoration plan, the FDIC did forgo the 3 basis point increase in assessments scheduled to take effect on January 1, 2011. The FDIC has proposed new assessment regulations that would redefine the assessment base as average consolidated assets less average tangible equity. The proposed regulations would use the current assessment rate schedule with modifications to the unsecured debt and brokered deposit adjustments and the elimination of the secured liability adjustment.

In addition, all FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation (“FICO”), an agency of the Federal government established to recapitalize the Federal Savings and Loan Insurance Corporation. The FICO assessment rates, which are determined quarterly, averaged .0108% of insured deposits on an annualized basis in fiscal year 2012. These assessments will continue until the FICO bonds mature in 2017.

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

Basel III

The Basel Committee on Banking Supervision (the “Basel Committee”) released in December 2010 revised final frameworks for the regulation of capital and liquidity of internationally active banking organizations. These new frameworks are generally referred to as “Basel III.” Implementation of Basel III is to have commenced January 1, 2013 and be phased in over a multi-year period through January 1, 2019. On June 7, 2012 the U.S. banking agencies requested comment on three proposed rules that, taken together, would establish an integrated regulatory capital framework implementing the Basel III regulatory capital reforms in the U.S. As proposed, the U.S. implementation of Basel III would lead to significantly higher capital requirements and more restrictive leverage and liquidity ratios than those currently in place. Comments to the proposed rules were requested by September 7, 2012 in order to begin the gradual integration of the proposed rules on January 1, 2013. The U.S. banking agencies have delayed implementation of the proposed rules as they continue considering the comments received. At this point, we cannot determine the ultimate impact that any final rules, if adopted, would have upon the Company or the Bank or our earnings or financial position.

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

Allowance for Loan Losses

Commercial loans and commercial real estate loans comprised 48.0 percent of our total consolidated loans as of December 31, 2012. Commercial loans are typically larger than residential real estate loans and consumer loans. Because our loan portfolio contains a significant number of commercial loans and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans may cause a significant increase in nonperforming loans. An increase in nonperforming loans could result in a loss of earnings from these loans and an increase in the provision for loan losses and loan charge-offs.

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

For a more in-depth presentation of our allowance for loan losses and the components of this allowance, please refer to Item 7 of this report under Management’s Discussion and Analysis of Financial Condition and Results of Operations at “Provision for Loan Losses,” “Allowance for Loan Losses,” and “Non-performing Loans,” as well as Note 3, Item 8 to this report.

Sources of Funds

General. Our primary source of funds is the cash flow provided by our investing activities, including principal and interest payments on loans and mortgage-backed and other securities. Our other sources of funds are provided by operating activities (primarily net income) and financing activities, including borrowings and deposits.

Deposits. We offer a variety of deposit accounts with a range of interest rates and terms. We currently offer savings accounts, NOW accounts, money market accounts, demand deposit accounts and certificates of deposit. The flow of deposits is influenced significantly by general economic conditions, changes in prevailing interest rates, pricing of deposits and competition. Our deposits are primarily obtained from areas surrounding our banking offices. We rely primarily on marketing, new products, service and long-standing relationships with customers to attract and retain these deposits. At December 31, 2012, our deposits totaled $463 million.

When we determine the levels of our deposit rates, consideration is given to local competition, yields of U.S. Treasury securities and the rates charged for other sources of funds. We have maintained a high level of core deposits, which has contributed to our low cost of funds. Core deposits include savings, money market, NOW and demand deposit accounts, which, in the aggregate, represented 60.3 percent of total deposits at December 31, 2012 and 57.4 percent of total deposits at December 31, 2011.

We are not dependent for deposits nor exposed by loan concentrations to a single customer, or to a small group of customers of which the loss of any one or more would have a materially adverse effect on our financial condition.

For a further discussion of our deposits, please refer to Item 7 of this report under Management’s Discussion and Analysis of Financial Condition and Results of Operations at “Deposits,” as well as Note 6, Item 8 to this report.

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

Our reliance upon the accuracy and completeness of information about customers and counterparties could adversely affect our financial condition and results of operations.

In deciding whether to extend credit or enter into other transactions with customers and counterparties, we rely upon information furnished by or on behalf of customers and counterparties, including financial statements, credit reports and other financial information. We also may rely upon representations of those customers and counterparties, or third parties such as auditors or appraisers, as to the accuracy and completeness of that information. If this information is inaccurate, we could experience a material adverse impact on our result of operations and financial condition.

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

We are subject to extensive regulation and supervision under federal and state laws and regulations. The requirements and limitations imposed by such laws and regulations limit the manner in which we conduct our business, undertake new investments and activities and obtain financing. These regulations are designed primarily for the protection of the deposit insurance funds and consumers and not to benefit our shareholders. Financial institution regulation has been the subject of significant legislation including, without limitation, the Dodd-Frank Wall Street Reform and Consumer Protection Act, and may be the subject of further significant legislation in the future, none of which is within our control. These programs and proposals subject us and other financial institution to additional restrictions, oversight and costs that may have an adverse impact on our business, financial condition, results of operations or the price of our common stock. Federal and state regulatory agencies also frequently adopt changes to their regulations or change the manner in which existing regulations are applied or enforced. We cannot predict the substance or impact of pending or future legislation, regulation or the application thereof. Compliance with such current and potential regulation and scrutiny may significantly increase our costs, impede the efficiency of our internal business processes, require us to increase our regulatory capital and limit our ability to pursue business opportunities in an efficient manner.

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

During 2008, 2009 and 2010, higher levels of bank failures dramatically increased resolution costs of the Federal Deposit Insurance Corporation, or the FDIC, and depleted the deposit insurance fund. In addition, the FDIC and the U.S. Congress have taken action to increase federal deposit insurance coverage, placing additional stress on the deposit insurance fund.

In order to maintain a strong funding position and restore reserve ratios of the deposit insurance fund, the FDIC increased assessment rates of insured institutions uniformly by seven cents for every $100 of deposits beginning with the first quarter of 2009, with additional changes beginning April 1, 2009, which required riskier institutions to pay a larger share of premiums by factoring the rate adjustments based on secured liabilities and unsecured debt levels.

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

We are a financial holding company and depend on dividends, distributions and other payments from First Columbia Bank & Trust Co., our subsidiary, to fund dividend payments and to fund all payments on obligations. The Bank is subject to laws that restrict dividend payments or authorize regulatory bodies to block or reduce the flow of funds from it to us. Restrictions or regulatory action of that kind could impede access to funds that we need to make payments on our obligations, dividend payments or stock repurchases. In addition, our right to participate in a distribution of assets upon our subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors.

Our commercial real estate lending may expose us to a greater risk of loss and hurt our earnings and profitability.

Our business strategy includes making loans secured by commercial real estate. These types of loans generally have higher risk-adjusted returns and shorter maturities than traditional one-to-four family residential mortgage loans. At December 31, 2012, our loans secured by commercial real estate properties totaled approximately $93 million, which represented 24.9% of total loans. Loans secured by commercial real estate properties are generally for larger amounts and may involve a greater degree of risk than one-to-four family residential mortgage loans. Payments on loans secured by these properties are often dependent on the income produced by the underlying properties which, in turn, depends on the successful operation and management of the properties. Accordingly, repayment of these loans is subject to adverse conditions in the real estate market of the local economy. In addition, many economists believe that deterioration in income producing commercial real estate is likely to worsen as vacancy rates continue to rise and absorption rates of existing square footage continue to decline. Because of the current general economic slowdown, these loans represent higher risk, could result in an increase in our total net-charge offs and could require us to increase our allowance for loan losses, which could have a material adverse effect on our financial condition and results of operations. While we seek to minimize these risks in a variety of ways, there can be no assurance that these measures will protect against credit-reacted losses.

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

Federal banking regulators require us and our banking subsidiary to maintain adequate levels of capital to support our operations. These capital levels are determined and dictated by law, regulation and banking regulatory agencies. In addition, capital levels are also determined by our management and board of directors based on capital levels that they believe are necessary to support our business operations. At December 31, 2012, all three capital ratios for us and our banking subsidiary were above “well capitalized” levels under current bank regulatory guidelines. To be “well capitalized,” banking companies generally must maintain a Tier 1 leverage ratio of at least 5%, a Tier 1 risk-based capital ratio of at least 6% and a Total risk-based capital ratio of at least 10%. However, our regulators may require us or our banking subsidiary to operate with higher capital levels. For example, regulators recently have required some banks to attain a Tier 1 leverage ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 10%, and a Total risk-based capital ratio of at least 12%.

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

We own common stock of the Federal Home Loan Bank of Pittsburgh, or the FHLB, in order to qualify for membership in the Federal Home Loan Bank system, which enables us to borrow funds under the Federal Home Loan Bank advance program. The carrying value and fair market value of our FHLB common stock was approximately $3.3 million as of December 31, 2012.

Published reports indicate that certain member banks of the Federal Home Loan Bank system may be subject to asset quality risks that could result in materially lower regulatory capital levels. In an extreme situation, it is possible that the capitalization of the FHLB could be substantially diminished or reduced to zero. Consequently, given that there is no market for our FHLB common stock, we believe that there is a risk that our investment could be deemed other-than-temporarily impaired at some time in the future. If this occurs, it may adversely affect our results of operations, and financial condition. If the FHLB were to cease operations, or if we were required to write-off our investment in the FHLB, our business, financial condition, liquidity, capital and results of operations may be materially adversely affected.

An interruption or breach in security with respect to our information systems, or our outsourced service providers, could adversely impact our reputation and have an adverse impact on our financial condition and results of operations.

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

We own all of the banking centers except 2 branch facilities and 2 ATM facilities, which we lease. See Footnote 12 of the “Notes to Consolidated Financial Statements at Item 8 of this report for lease details. During 2011 we sold a former branch bank building located at 3 Dessen Drive, West Hazleton. The remaining banking centers are described as follows:

Location	Approximate Square Footage	Own or Lease	Use
Market Street, Benton, PA	8,512	Own	Banking Services
1919 W. Front Street, Berwick, PA	2,440	Own	Banking Services
Market Street, Berwick, PA	3,547	Own	Banking Services
1 Hospital Drive, Bloomsburg	120	Lease	ATM Facility
17 E. Main Street, Bloomsburg	100	Lease	ATM Facility
232 East Street, Bloomsburg	16,213	Own	Main Office and Bancorp Headquarters
Market Street, Bloomsburg	550	Lease	Banking Services
Buckhorn, PA	693	Lease	Banking Services (In Wal-Mart Supercenter)
Buckhorn, PA	3,804	Own	Banking Services
Catawissa, PA	2,950	Own	Banking Services
Elysburg, PA	2,851	Own	Banking Services
Millville, PA	2,553	Own	Banking Services
Orangeville, PA	3,444	Own	Banking Services
1199 Lightstreet Road, Scott Township, PA	16,384	Own	Banking Services, Financial Planning, IT, Trust, and Deposit Operations
2691 Columbia Blvd, Scott Township, PA	3,680	Own	Banking Services
992 Central Road, Scott Township, PA	12,813	Own	Operations Center

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

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

We had 953 stockholders of record and 2,185,746 shares of common stock, par value of $1.25 per share, the only authorized class of common stock, outstanding as of March 1, 2013. Quotations for our common stock appear under the symbol “CCFN” on the OTC QB, a trading platform operated by OTC Markets Group for companies that are current in their reporting with U.S. Regulators. These quotations represent inter-dealer prices and do not include retail mark- up, markdown or commission. They may not necessarily represent actual transactions. The high and low closing sale prices and dividends per share of our common stock for the four quarters of 2012 and 2011 are summarized in the following table.

2012:	High ($)	Low ($)	Dividends Declared ($)
First quarter	36.70	34.50	.31
Second quarter	36.00	34.44	.33
Third quarter	38.00	35.25	.33
Fourth quarter	38.00	35.70	.33

2011:	High ($)	Low ($)	Dividends Declared ($)
First quarter	32.12	27.45	.31
Second quarter	36.75	29.93	.31
Third quarter	37.65	33.39	.31
Fourth quarter	37.16	33.69	.31

We have paid cash dividends since organization of the Corporation in 1983. It is our present intention to continue the dividend payment policy, although the payment of future dividends must necessarily depend upon earnings, financial position, restrictions under applicable law and other factors relevant at the time the Board of Directors considers any declaration of dividends. Our ability to pay dividends is subject to certain legal restrictions described in Note 14, “Regulatory Matters” of the “Notes to Consolidated Financial Statements” included under Item 8 of this report, and in the “Capital Resources” section of the “Management’s Discussion and Analysis of Consolidated Financial Conditions and Results of Operations,” included under Item 7 of this report.

Following is a schedule of the shares of the Corporation’s common stock purchased by the Corporation during the fourth quarter of 2012:

	Total	Average	Total Number of	Maximum Number (or
	Number of	Price Paid	Shares (or Units)	Approximate Dollar Value)
	Shares (or	per Share	Purchased as Part of	of Shares (or Units) that
	Units)	(or Units)	Publicly Announced	May Yet Be Purchased
Period	Purchased	Purchased	Plans or Programs (1)	Under the Plans or Programs

Month #1 (October 1 - October 31, 2012)	-	$-	-	85,600

Month #2 (November 1 - November 30, 2012)	2,000	36.50	2,000	83,600

Month #3 (December 1 - December 31, 2012)	13,500	36.93	13,500	70,100

(1)	This program was announced in 2009. The Board of Directors approved the purchase of 200,000 shares from time to time at prevailing market prices in block trades on the open market or in privately negotiated transactions, as market conditions warrant. No expiration date is associated with this program.

Item 6. Selected Financial Data

During the year ended December 31, 2008, we completed the acquisition of Columbia Financial Corporation which had a material affect on the comparability of the information listed below.

CCFNB BANCORP, INC.

SELECTED CONSOLIDATED FINANCIAL SUMMARY

(In Thousands except per share data)	For the Year Ending December 31,
	2012	2011	2010	2009	2008
INCOME STATEMENT DATA:
Total interest income	$22,643	$24,508	$26,776	$28,420	$21,357
Total interest expense	3,468	5,126	6,683	8,614	7,504
Net interest income	19,175	19,382	20,093	19,806	13,853
Provision for possible loan losses	835	820	1,555	1,025	750
Non interest income	6,976	6,340	6,123	5,065	3,043
Non interest expenses	15,822	15,810	16,031	15,914	12,172
Federal income taxes	2,341	2,316	2,326	2,055	896
Net income	$7,153	$6,776	$6,304	$5,877	$3,078

PER SHARE DATA:
Earnings per share (1)	$3.25	$3.05	$2.82	$2.61	$1.82
Cash dividends declared per share	$1.30	$1.24	$1.18	$1.03	$0.90
Book value per share	$34.10	$32.28	$30.48	$28.95	$26.94
Average annual shares outstanding	2,200,234	2,224,455	2,232,239	2,253,087	1,688,498

BALANCE SHEET DATA:
Total assets	$607,721	$624,677	$614,299	$602,489	$568,319
Total loans	374,765	350,838	340,453	330,489	320,068
Total securities	173,799	199,245	210,185	223,250	196,580
Total deposits	463,028	482,379	473,792	462,288	434,309
FHLB advances-long-term	4,112	6,118	6,123	15,128	9,133
Total stockholders’ equity	74,536	71,415	67,854	65,086	60,775

PERFORMANCE RATIOS:
Return on average assets	1.15%	1.09%	1.03%	1.01%	0.77%
Return on average stockholders’ equity	9.72%	9.68%	9.35%	9.25%	6.91%
Net interest margin (2)	3.49%	3.52%	3.68%	3.80%	3.90%
Total non-interest expense as a percentage of average assets	2.55%	2.55%	2.62%	2.73%	3.06%

ASSET QUALITY RATIOS:
Allowance for possible loan losses as a percentage of total loans	1.65%	1.53%	1.41%	1.27%	1.17%
Allowance for possible loan losses as a percentage of non-performing loans (3)	151.81%	102.80%	115.75%	89.87%	83.29%
Non-performing loans as a percentage of total loans (3)	1.09%	1.49%	1.22%	1.42%	1.43%
Non-performing assets as a percentage of total assets (3)	0.67%	0.84%	0.68%	0.78%	0.86%
Net charge-offs as a percentage of average net loans (4)	-0.01%	-0.07%	-0.28%	-0.18%	-0.05%

LIQUIDITY AND CAPITAL RATIOS:
Average equity to average assets	11.85%	11.29%	11.04%	10.90%	11.19%
Tier 1 capital to risk-weighted assets (5)	18.29%	16.88%	17.25%	16.38%	15.37%
Leverage ratios (5) (6)	10.36%	9.71%	10.00%	9.82%	9.27%
Total capital to risk-weighted assets (5)	19.56%	18.14%	18.50%	17.62%	16.48%
Dividend Payout Ratio	39.96%	40.65%	41.72%	39.44%	51.75%

(1)	Based upon average shares and common share equivalents outstanding.
(2)	Represents net interest income as a percentage of average total interest-earning assets, calculated on a tax-equivalent basis.

(3)	Non-performing loans are comprised of (i) loans which are on a non-accrual basis, (ii) accruing loans that are 90 days or more past due, and (iii) troubled debt restructurings in compliance. Non-performing assets are comprised of non-performing loans and foreclosed real estate (assets acquired in foreclosure), if applicable.
(4)	Based upon average balances for the respective periods.
(5)	Based on the Federal Reserve Bank’s risk-based capital guidelines, as applicable to the Corporation. The Bank is subject to similar requirements imposed by the FDIC.
(6)	The leverage ratio is defined as the ratio of Tier 1 Capital to average total assets less intangible assets, if applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT

Certain statements in this section and elsewhere in this Annual Report on Form 10-K, other periodic reports filed by us under the Securities Exchange Act of 1934, as amended, and any other written or oral statements made by or on behalf of us may include “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 which reflect our current views with respect to future events and financial performance. Such forward looking statements are based on general assumptions and are subject to various risks, uncertainties, and other factors that may cause actual results to differ materially from the views, beliefs and projections expressed in such statements. These risks, uncertainties and other factors include, but are not limited to:

•	Our business and financial results are affected by business and economic conditions, both generally and specifically in the Northcentral Pennsylvania market in which we operate.

•	Changes in interest rates and valuations in the debt, equity and other financial markets.

•	Disruptions in the liquidity and other functioning of financial markets, including such disruptions in the market for real estate and other assets commonly securing financial products.

•	Actions by the Federal Reserve Board and other government agencies, including those that impact money supply and market interest rates.

•	Changes in our customers’ and suppliers’ performance in general and their creditworthiness in particular.

•	Changes in customer preferences and behavior, whether as a result of changing business and economic conditions or other factors.

•	Changes resulting from the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act.

•	A continuation of recent turbulence in significant segments of the United States and global financial markets, particularly if it worsens, could impact our performance, both directly by affecting our revenues and the value of our assets and liabilities and indirectly by affecting our customers and suppliers and the economy generally.

•	Our business and financial performance could be impacted as the financial industry restructures in the current environment by changes in the competitive landscape.

•	Given current economic and financial market conditions, our forward-looking statements are subject to the risk that these conditions will be substantially different than we are currently expecting. These statements are based on our current expectations that interest rates will remain low throughout most of 2013.

•	Legal and regulatory developments could have an impact on our ability to operate our businesses or our financial condition or results of operations or our competitive position or reputation. Reputational impacts, in turn, could affect matters such as business generation and retention, our ability to attract and retain management, liquidity and funding. These legal and regulatory developments could include: (a) the unfavorable resolution of legal proceedings or regulatory and other governmental inquiries; (b) increased litigation risk from recent regulatory and other governmental developments; (c) the results of the regulatory examination process, and regulators’ future use of supervisory and enforcement tools; (d) legislative and regulatory reforms, including changes to laws and regulations involving tax, pension, education and mortgage lending, the protection of confidential customer information, and other aspects of the financial institution industry; and (e) changes in accounting policies and principles.

•	Our business and operating results are affected by our ability to identify and effectively manage risks inherent in our businesses, including, where appropriate, through the effective use of third-party insurance and capital management techniques.

•	Our ability to anticipate and respond to technological changes can have an impact on our ability to respond to customer needs and to meet competitive demands.

•	Our ability to implement our business initiatives and strategies could affect our financial performance over the next several years.

•	Competition can have an impact on customer acquisition, growth and retention, as well as on our credit spreads and product pricing, which can affect market share, deposits and revenues.

•	Our business and operating results can also be affected by widespread natural disasters, terrorist activities or international hostilities, either as a result of the impact on the economy and capital and other financial markets generally or on us or on our customers and suppliers. During September 2011 Tropical Storm Lee caused flooding to portions of our operating area. Specifically two of our branch offices were impacted sustaining light to moderate damage. The Corporation’s insurance claim covered a significant portion of the damage. Our Benton office sustained light damage and was operational within a few days of the incident. Our Bloomsburg Market Street office, which is a leased facility, was reopened during the second quarter of 2012. While the impact on the Corporation’s facilities is easily evaluated, the flood’s effect on the local economy is not. As of this date, the overall impact on the local economy is not fully determinable.

•	Exploration and drilling of the Marcellus Shale natural gas reserves in our market area may be affected by federal, state and local laws and regulations such as restrictions on production, permitting, changes in taxes and environmental protection, which could negatively impact our customers and, as a result, negatively impact our deposit volume and loan quality.

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

RESULTS OF OPERATIONS

NET INTEREST INCOME

2012 vs. 2011

Tax-equivalent net interest income decreased $157 thousand or 0.8 percent to $20.1 million for the year ended December 31, 2012. Net interest margin decreased to 3.49 percent at December 31, 2012 from 3.52 percent at December 31, 2011.

The 33 basis point decrease to the yield from interest-earning assets was driven by decreases of 29 basis points to the loan yield and a 60 basis point decrease to the investment yield. Tax-equivalent net interest income from loans decreased to $18.8 million for the year ended December 31, 2012 as loans re-priced to lower market rates. For the year ended December 31, 2012, tax-equivalent net interest income from investments decreased $1.3 million. The primary cause of the yield decrease was the 2012 reinvestment, at lower rates, of called U.S. Agency securities.

A 33 basis point decrease on interest-bearing liabilities resulted from decreases of 34 basis points to the deposit yield and the 31 basis point decrease to the borrowing yield. The total deposit yield decreased to 0.78 percent at December 31, 2012 while the yield on total borrowings decreased 31 basis points to 0.53 percent at December 31, 2012. Decreases of 40 basis points on the time deposits and 26 basis points on the money markets for the year ended December 31, 2012 were the primary reasons for the yield decrease in total deposits. A decrease of 21 basis points on the short-term borrowing yield was the primary reason for the yield decrease in total borrowings for the year ended December 31, 2012.

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

The following Average Balance Sheet and Rate Analysis table presents the average assets, actual income or expense and the average yield on assets, liabilities and stockholders' equity for the years 2012, 2011 and 2010.

AVERAGE BALANCE SHEET AND RATE ANALYSIS

YEARS ENDED DECEMBER 31,

(In Thousands)	2012			2011			2010
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS:	(1)			(1)			(1)
Tax-exempt loans	$26,884	$1,679	6.25%	$27,864	$1,728	6.20%	$22,900	$1,460	6.38%
All other loans	327,641	17,122	5.23%	317,354	17,554	5.53%	316,511	18,662	5.90%
Total loans (2)(3)(4)	354,525	18,801	5.30%	345,218	19,282	5.59%	339,411	20,122	5.93%

Taxable securities	172,525	3,651	2.12%	184,863	5,173	2.80%	196,615	6,710	3.41%
Tax-exempt securitites (3)	23,931	1,062	4.44%	16,691	866	5.19%	10,640	602	5.66%
Total securities	196,456	4,713	2.40%	201,554	6,039	3.00%	207,255	7,312	3.53%

Federal funds sold	2,052	2	0.10%	1,708	2	0.12%	1,536	2	0.13%
Interest-bearing deposits	23,862	59	0.25%	26,500	67	0.25%	17,623	42	0.24%

Total interest-earning assets	576,895	23,575	4.09%	574,980	25,390	4.42%	565,825	27,478	4.86%

Other assets	44,390			44,740			45,161

TOTAL ASSETS	$621,285			$619,720			$610,986

LIABILITIES:
Savings	$75,185	108	0.14%	$67,983	210	0.31%	$63,223	237	0.37%
Now deposits	77,093	55	0.07%	72,707	83	0.11%	71,374	99	0.14%
Money market deposits	46,854	96	0.20%	45,947	212	0.46%	42,460	319	0.75%
Time deposits	198,895	2,860	1.44%	220,032	4,053	1.84%	234,812	5,154	2.19%
Total deposits	398,027	3,119	0.78%	406,669	4,558	1.12%	411,869	5,809	1.41%

Short-term borrowings	61,023	213	0.35%	56,759	316	0.56%	53,691	427	0.80%
Long-term borrowings	5,000	136	2.72%	6,121	159	2.60%	9,252	349	3.77%
Junior subordinate debentures	-	-	0.00%	4,411	93	2.11%	4,640	98	2.11%
Total borrowings	66,023	349	0.53%	67,291	568	0.84%	67,583	874	1.29%

Total interest-bearing liabilities	464,050	3,468	0.75%	473,960	5,126	1.08%	479,452	6,683	1.39%

Demand deposits	80,268			73,012			59,013
Other liabilities	3,341			2,782			5,096
Stockholders' equity	73,626			69,966			67,425
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$621,285			$619,720			$610,986
Interest rate spread (6)			3.34%			3.34%			3.47%
Net interest income/margin (5)		$20,107	3.49%		$20,264	3.52%		$20,795	3.68%

(1)	Average volume information was compared using daily averages for interest-earning and bearing accounts.
(2)	Interest on loans includes loan fee income.
(3)	Tax exempt interest revenue is shown on a tax-equivalent basis using a statutory federal income tax rate of 34 percent for 2012, 2011 and 2010.
(4)	Nonaccrual loans have been included with loans for the purpose of analyzing net interest earnings.
(5)	Net interest margin is computed by dividing annualized tax-equivalent net interest income by total interest earning assets.
(6)	Interest rate spread represents the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.

Reconcilement of Taxable Equivalent Net Interest Income

	For the Years Ended December 31,
(In Thousands)	2012	2011	2010

Total interest income	$22,643	$24,508	$26,776
Total interest expense	3,468	5,126	6,683

Net interest income	19,175	19,382	20,093
Tax equivalent adjustment	932	882	702

Net interest income
(fully taxable equivalent)	$20,107	$20,264	$20,795

Rate/Volume Analysis

To enhance the understanding of the effects of volumes (the average balance of earning assets and costing liabilities) and average interest rate fluctuations on the balance sheet as it pertains to net interest income, the table below reflects these changes for 2012 versus 2011, and 2011 versus 2010:

(In Thousands)	Year Ended December 31,
	2012 vs 2011			2011 vs 2010
	Increase (Decrease)			Increase (Decrease)
	Due to			Due to
	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Loans, tax-exempt	$(61)	$12	$(49)	$309	$(41)	$268
Loans	614	(1,046)	(432)	50	(1,158)	(1,108)
Taxable investment securities	(377)	(1,145)	(1,522)	(437)	(1,100)	(1,537)
Tax-exempt investment securities	335	(139)	196	318	(54)	264
Federal funds sold	-	-	-	-	-	-
Interest bearing deposits	(7)	(1)	(8)	22	3	25
Total interest-earning assets	504	(2,319)	(1,815)	262	(2,350)	(2,088)

Interest expense:
Savings	20	(122)	(102)	17	(44)	(27)
NOW deposits	5	(33)	(28)	2	(18)	(16)
Money market deposits	4	(120)	(116)	24	(131)	(107)
Time deposits	(455)	(737)	(1,192)	(358)	(743)	(1,101)
Short-term borrowings	22	(126)	(104)	23	(134)	(111)
Long-term borrowings, FHLB	(30)	7	(23)	364	(554)	(190)
Junior subordinate debentures	(93)	-	(93)	(5)	-	(5)
Total interest-bearing liabilities	(527)	(1,131)	(1,658)	67	(1,624)	(1,557)
Change in net interest income	$1,031	$(1,188)	$(157)	$195	$(726)	$(531)

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

Although management believes that it uses the best information available to make such determinations and that the allowance for loan losses is adequate at December 31, 2012, future adjustments could be necessary if circumstances or economic conditions differ substantially from the assumptions used in making the initial determinations. A downturn in the local economy or employment and delays in receiving financial information from borrowers could result in increased levels of nonperforming assets and charge-offs, increased loan loss provisions and reductions in interest income. Also, as part of the examination process, bank regulatory agencies periodically review the Bank’s loan loss allowance. The bank regulators could require the recognition of additions to the loan loss allowance based on their judgment of information available to them at the time of their examination.

The provision for loan losses amounted to $835,000 and $820,000 for the years ended December 31, 2012 and 2011, respectively. Management concluded the change in the provision was appropriate considering the gross loan growth experience of $23.9 million, increased levels of commercial loans, and the sluggish recovery in the national economy. Utilizing the resources noted above, management concluded that the allowance for loan losses remains at a level adequate to provide for probable losses inherent in the loan portfolio.

2011 vs. 2010

The provision for loan losses decreased from $1,555,000 in 2010 to $820,000 in 2011.

NON-INTEREST INCOME

2012 vs. 2011

Total non-interest income increased $636 thousand or 10.0 percent to $7.0 million for the year ended December 31, 2012. The service charges and fees decreased $182 thousand or 11.0 percent to $1.5 million for the year ended December 31, 2012. Gain on sale of loans increased $888,000 or 102.0 percent from $871 thousand in 2011 to $1.8 million in 2012 primarily due to increased volume of loans sold during 2012. Brokerage income increased $157 thousand or 55.3 percent from $284 thousand in 2011 to $441 thousand in 2012. Income from Trust services decreased $84 thousand or 10.9 percent from $771 thousand in 2011 to $687 thousand in 2012. During 2012, we recorded an other than temporary impairment loss on the equity security portfolio in the amount of $36 thousand. During 2011, we recorded an other than temporary impairment loss on the equity security portfolio in the amount of $114 thousand and a realized gain from sale of equity securities in the amount of $11 thousand. Interchange fees increased $101 thousand or 10.6 percent from $949 thousand in 2011 to $1.1 million in 2012 due to increased transactional volume. The Corporation recorded a gain on the sale of premises and equipment associated with the sale of the former Hazleton branch facility in the amount of $489 thousand for the year ended December 31, 2011. Other income increased $88 thousand from $1.0 million in 2011 to $1.1 million in 2012.

(In Thousands)	For The Year Ended
	December 31, 2012		December 31, 2011		Change
	Amount	% Total	Amount	% Total	Amount	%
Service charges and fees	$1,478	21.2%	$1,660	26.2%	$(182)	(11.0)%
Gain on sale of loans	1,759	25.2	871	13.7	888	102.0
Earnings on bank-owned life insurance	504	7.2	414	6.5	90	21.7
Brokerage	441	6.3	284	4.5	157	55.3
Trust	687	9.8	771	12.1	(84)	(10.9)
Investment security losses	(36)	(0.5)	(103)	(1.6)	67	(65.0)
Gain on sale of premises and equipment	-	-	489	7.7	(489)	(100.0)
Interchange fees	1,050	15.1	949	15.0	101	10.6
Other	1,093	15.7	1,005	15.9	88	8.8
Total non-interest income	$6,976	100.0%	$6,340	100.0%	$636	10.0%

2011 vs. 2010

Total non-interest income increased $217 thousand or 3.5 percent to $6.3 million for the year ended December 31, 2011. The service charges and fees decreased $118 thousand or 6.6 percent to $1.66 million for the year ended December 31, 2011. Gain on sale of loans decreased $242 thousand or 21.7 percent from $1.1 million in 2010 to $871 thousand in 2011 primarily due to decreased volume of loans sold during 2011. Brokerage income decreased $41,000 or 12.6 percent from $325 thousand in 2010 to $284 thousand in 2011. Income from Trust services increased $108 thousand or 16.3 percent from $663 thousand in 2010 to $771 thousand in 2011. During 2011, we recorded an other than temporary impairment loss on the equity security portfolio in the amount of $114 thousand and a realized gain from sale of equity securities in the amount of $11 thousand. During 2010, we recorded an other than temporary impairment loss on the equity security portfolio in the amount of $42 thousand. Interchange fees increased $99 thousand or 11.6 percent from $850 thousand in 2010 to $949 thousand in 2011 due to increased transactional volume. The Corporation recorded a gain on the sale of premises and equipment associated with the sale of the former Hazleton branch facility in the amount of $489 thousand for the year ended December 31, 2011. Other income increased $60 thousand from $945 thousand in 2010 to $1.0 million in 2011.

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

NON-INTEREST EXPENSE

2012 vs. 2011

Total non-interest expense increased $12 thousand or 0.1% in 2012. Salaries and employee benefits increased $29 thousand or 0.4 percent for the year ended December 31, 2012. FDIC assessments decreased $66 thousand from $384 thousand in 2011 to $318 thousand in 2012 due to the FDIC enacted changes to the assessment base and rate. Other non-interest expenses increased $240 thousand.

One standard to measure non-interest expense is to express non-interest expense as a percentage of average total assets. In 2012 and 2011 this percentage was 2.55 percent.

(In Thousands)	For The Years Ended
	December 31, 2012		December 31, 2011		Change
	Amount	% Total	Amount	% Total	Amount	%
Salaries	$6,582	41.6%	$6,508	41.2%	$74	1.1%
Employee benefits	1,661	10.5	1,706	10.8	(45)	(2.6)
Occupancy	1,048	6.6	1,045	6.6	3	0.3
Furniture and equipment	1,191	7.5	1,271	8.0	(80)	(6.3)
State shares tax	637	4.0	596	3.8	41	6.9
Professional fees	644	4.1	618	3.9	26	4.2
Directors fees	257	1.6	263	1.7	(6)	(2.3)
FDIC assessments	318	2.0	384	2.4	(66)	(17.2)
Telecommunications	263	1.7	284	1.8	(21)	(7.4)
Amortization of core deposit intangible	435	2.7	554	3.5	(119)	(21.5)
Automated teller machine and interchange	625	4.0	660	4.2	(35)	(5.3)
Other	2,161	13.7	1,921	12.1	240	12.5
Total non-interest expense	$15,822	100.0%	$15,810	100.0%	$12	0.1%

2011 vs. 2010

Total non-interest expense decreased $221 thousand or 1.4% from $16.0 million in 2010 to $15.8 million in 2011. Salaries and employee benefits decreased $44 thousand or 0.3 percent for the year ended December 31, 2011 primarily as a result of Hazleton branch sale and other staff attrition. FDIC assessments decreased $226 thousand from $610 thousand in 2010 to $384 thousand in 2011 due to the FDIC enacted changes to the assessment base and rate. Other non-interest expenses increased $153 thousand primarily from a $100 thousand donation divided between several Bloomsburg area charitable organizations that were instrumental in the September 2011 Tropical Storm Lee flood relief efforts.

One standard to measure non-interest expense is to express non-interest expense as a percentage of average total assets. In 2011 this percentage was 2.55 percent compared to 2.62 percent in 2010.

(In Thousands)	For The Years Ended
	December 31, 2011		December 31, 2010		Change
	Amount	% Total	Amount	% Total	Amount	%
Salaries	$6,508	41.2%	$6,447	40.2%	$61	0.9%
Employee benefits	1,706	10.8	1,811	11.3	(105)	(5.8)
Occupancy	1,045	6.6	1,114	6.9	(69)	(6.2)
Furniture and equipment	1,271	8.0	1,330	8.3	(59)	(4.4)
State shares tax	596	3.8	561	3.5	35	6.2
Professional fees	618	3.9	595	3.7	23	3.9
Directors fees	263	1.7	274	1.7	(11)	(4.0)
FDIC assessments	384	2.4	610	3.8	(226)	(37.0)
Telecommunications	284	1.8	385	2.4	(101)	(26.2)
Amortization of core deposit intangible	554	3.5	576	3.6	(22)	-
Automated teller machine and interchange	660	4.2	560	3.5	100	17.9
Other	1,921	12.1	1,768	11.1	153	8.7
Total non-interest expense	$15,810	100.0%	$16,031	100.0%	$(221)	(1.4)%

FINANCIAL CONDITION

Our consolidated assets at December 31, 2012 were $607.7 million which represented a decrease of $17.0 million or 2.7 percent from $624.7 million at December 31, 2011.

Capital increased 4.3 percent from $71.4 million in 2011 to $74.5 million in 2012, after an adjustment for the fair market value of securities which was a decrease in capital of $214 thousand for 2012. Common stock and surplus increased a net $528 thousand resulting primarily from issuance of 14,659 shares of stock under our Employee Stock Purchase Plan and the Dividend Reinvestment Plan. During the year ended December 31, 2012, the Corporation purchased 41,000 shares under the announced stock buyback program. The treasury stock shares were purchased at a cost of $1,488,000.

Total average assets increased 0.3 percent from $619.8 million at December 31, 2011 to $621.3 million at December 31, 2012. Average earning assets were $576.9 million in 2012 and $575.0 million in 2011.

Loans increased 6.8 percent to $374.8 million at December 31, 2012 from $350.8 million at December 31, 2011.

Interest bearing deposits decreased 3.8 percent to $382.1 million at December 31, 2012 from $397.0 million at December 31, 2011. Noninterest-bearing deposits decreased 5.2 percent from $85.3 million in 2011 to $80.9 million in 2012.

The loan-to-deposit ratio is a key measurement of liquidity. Our loan-to-deposit ratio increased during 2012 to 80.9 percent compared to 72.7 percent during 2011.

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

INVESTMENT SECURITIES AVAILABLE-FOR-SALE

	For the Years Ended December 31,
(In Thousands)	2012	2011	2010

Federal Agency Obligations	$40,168	$74,161	$58,903
Mortgage-backed Securities	100,977	99,493	132,515
Obligations of State and Political Subdivisions	27,195	20,849	13,671
Marketable Equity Securities	2,104	1,842	2,084
Total	$170,444	$196,345	$207,173

All of our securities are available-for-sale and are carried at estimated fair value. The following table shows the maturities of investment securities, at amortized cost, at December 31, 2012 and the weighted average yields (for tax-exempt obligations on a fully taxable basis at 34 percent tax rate) of such:

			After One Year		After Five Year
	Within		But Within		But Within		After
	One Year		Five Years		Ten Years		Ten Years		Total
(In Thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Obligations of U.S. Government Corporations and Agencies	$3,040	1.23%	$33,182	1.19%	$9,472	2.25%	$93,244	2.24%	$138,938	1.96%
Obligations of State and Political Subdivisions	422	4.54%	5,503	3.06%	18,788	4.50%	1,709	5.49%	26,422	4.27%
	$3,462		$38,685		$28,260		$94,953		165,360
Marketable Equity Securities									1,983
Total Investment Securities									$167,343

Available-for-sale securities are reported on the consolidated balance sheet at fair value with an offsetting adjustment to deferred taxes. The possibility of material price volatility in a changing interest rate environment is offset by the availability to the bank of restructuring the portfolio for gap positioning at any time through the securities classed as available-for-sale. The impact of the fair value accounting was an unrealized gain, net of tax, on December 31, 2012 of $2,046,000 compared to an unrealized gain, net of tax, on December 31, 2011 of $2,260,000, which represents an unrealized loss, net of tax, of $214,000 for 2012.

The mix of securities in the portfolio at December 31, 2012 was 83.0 percent Federal Agency Obligations, 15.9 percent Municipal Securities, and 1.1 percent Other. We did not trade in derivative investment products during 2012.

LOANS

The loan portfolio increased 6.8 percent from $350.8 million in 2011 to $374.8 million in 2012. The percentage distribution in the loan portfolio was 79.7 percent in real estate loans at $298.6 million; 11.4 percent in commercial loans at $42.6 million; 1.5 percent in consumer loans at $6.0 million; and 7.4 percent in tax exempt loans at $27.6 million.

The following table presents the five-year breakdown of loans by type as of the date indicated:

	For the Years Ended December 31,
(In Thousands)	2012	2011	2010	2009	2008

Commercial, financial and agricultural	$42,547	$41,487	$33,819	$37,642	$27,165
Tax-exempt	27,625	27,145	25,180	18,055	16,762
Real estate	279,539	257,777	262,355	253,463	262,539
Real estate construction	18,800	17,239	11,689	13,526	5,307
Installment loans to individuals	5,986	6,959	7,232	7,725	8,202
Add (deduct): Unearned discount	0	(1)	(6)	(15)	(24)
Unamortized loan costs, net of fees	268	232	184	93	117
Gross loans	$374,765	$350,838	$340,453	$330,489	$320,068

The following table presents the percentage distribution of loans by category as of the date indicated:

	For the Years Ended December 31,
	2012	2011	2010	2009	2008

Commercial, financial and agricultural	11.4%	11.8%	9.9%	11.4%	8.5%
Tax-exempt	7.4	7.7	7.4	5.5	5.2
Real estate	74.7	73.5	77.1	76.7	82.1
Real estate construction	5.0	4.9	3.4	4.1	1.7
Installment loans to individuals	1.5	2.1	2.2	2.3	2.5
Gross loans	100.0%	100.0%	100.0%	100.0%	100.0%

The following table shows the actual maturity of loans in specified categories of the Bank’s loan portfolio at December 31, 2012, and the amount of such loans with predetermined fixed rates or with floating or adjustable rates. The table does not include any estimate of prepayments which significantly shortens the average useful life of all loans and may cause our actual repayment experience to differ from that shown below.

		One Year
	In One Year	Through	Over
(In Thousands)	or Less	Five Years	Five Years	Total

Commercial, Tax exempt, Real estate and Personal loans	$31,015	$35,627	$289,323	$355,965

Real estate construction	18,800	-	-	18,800
	$49,815	$35,627	$289,323	$374,765

Amounts of Such Loans with:
Predetermined Fixed Rates	$13,620	$26,503	$85,386	$125,509
Floating or Adjustable Rates	36,195	9,124	203,937	249,256
	$49,815	$35,627	$289,323	$374,765

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses was $6.2 million at December 31, 2012, compared to $5.4 million at December 31, 2011. This allowance equaled 1.65 percent and 1.53 percent of total loans, net of unearned income, at the end of 2012 and 2011, respectively. During 2008, an increase of $1.7 million resulted from the acquisition of CFC. The loan loss reserve was analyzed quarterly and reviewed by the Bank’s Board of Directors. No concentration or apparent deterioration in classes of loans or pledged collateral was evident. Regular loan meetings with the Bank’s Director Loan Committee reviewed new loans. Delinquent loans, loan exceptions and certain large loans are addressed by the full Board no less than monthly to determine compliance with policies. Allowance for loan losses was considered adequate based on delinquency trends and actual loans written as it relates to the loan portfolio.

The following table presents an allocation of the Bank’s allowance for loan losses for specific categories:

	For the Years Ended December 31,
(In Thousands)	2012	2011	2010	2009	2008

Commercial, financial, and agricultural	$870	$959	$752	$567	$402
Real estate mortgages	3,961	3,336	3,529	3,132	2,461
Installment loans to indiviuals	98	131	106	149	158
Unallocated	1,257	957	414	362	737
	$6,186	$5,383	$4,801	$4,210	$3,758

The following table presents a summary of the Bank’s loan loss experience as of the dates indicated:

	For the Years Ended December 31,
(In Thousands)	2012	2011	2010	2009	2008

Average Loans Outstanding during the period	$354,525	$345,218	$339,411	$327,077	$235,071

Balance, beginning of year	$5,383	$4,801	$4,210	$3,758	$1,437
Provision charged to operations	835	820	1,555	1,025	750
Allowance acquired	-	-	-	-	1,683

Loans charged off:
Commercial, financial, and agricultural	-	(38)	(5)	(116)	-
Real estate mortgages	(44)	(187)	(994)	(407)	(42)
Installment loans to indiviuals	(46)	(53)	(37)	(76)	(106)

Recoveries:
Commercial, financial, and agricultural	5	1	34	1	4
Real estate mortgages	32	11	14	10	2
Installment loans to indiviuals	21	28	24	15	30
Balance, end of year	$6,186	$5,383	$4,801	$4,210	$3,758
Net charge-offs to average loans outstanding during the period	-0.01%	-0.07%	-0.28%	-0.18%	-0.05%

NON-PERFORMING LOANS

In 2012, loans 30-89 days past due totaled $2.2 million compared to $1.2 million in 2011. There were no 90-days past due loans that were not classified as non-accrual at December 31, 2012 or 2011. Non-accrual loans at December 31, 2012 totaled $3.2 million as compared to $4.5 million in 2011. Overall, past due and non-accrual loans totaled $5.4 million and $5.7 million at December 31, 2012 and 2011, respectively. For the year ended December 31, 2012 and 2011, the ratio of net charge-offs during the period to average loans outstanding during the period was (0.01) percent and (0.07) percent, respectively (See Summary of Allowance for Loan Losses). Refer to the Loan section of Note 1 and Note 3– Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K filing.

The following table presents past due, non-accrual, and restructured loans by loan type and in summary as of the dates indicated:

	For the Years Ended December 31,
(In Thousands)	2012	2011	2010	2009	2008

Commercial, financial and agricultural
Days 30-89	$69	$115	$244	$14	$61
Days 90 plus	-	-	-	-	-
Non-accrual	586	718	224	145	581
Real estate
Days 30-89	2,130	1,106	2,880	1,632	1,528
Days 90 plus	-	-	-	-	-
Non-accrual	2,594	3,750	3,604	4,216	3,780
Installment loans to individuals
Days 30-89	17	6	32	49	9
Days 90 plus	-	-	-	-	-
Non-accrual	36	15	-	-	92
	$5,432	$5,710	$6,984	$6,056	$6,051

Days 30-89	$2,216	$1,227	$3,156	$1,695	$1,598
Days 90 plus	-	-	-	-	-
Non-accrual	3,216	4,483	3,828	4,361	4,453
	$5,432	$5,710	$6,984	$6,056	$6,051

Troubled debt restructurings in compliance and not reported past due	$860	$754	$319	$323	$58
Other real estate owned	$-	$3	$-	$29	$373

Interest income that would have been recorded under original terms	$258	$253	$224	$285	$320

Interest income recorded during the year	$130	$216	$187	$241	$116

DEPOSITS

Total average deposits decreased by 0.3 percent from $479.7 million in 2011 to $478.3 million in 2012. Average savings deposits increased 10.6 percent to $75.2 million in 2012 from $68.0 million in 2011. Average time deposits decreased 9.6 percent from $220.0 million in 2011 to $198.9 million in 2012. Average non-interest bearing demand deposits increased to $80.3 million in 2012 from $73.0 million in 2011. Average interest bearing NOW accounts increased 6.1 percent from $72.7 million in 2011 to $77.1 million in 2012.

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

The average balance and average rate paid on deposits are summarized as follows:

	2012		2011		2010
	Average		Average		Average
(In Thousands)	Balance	Rate	Balance	Rate	Balance	Rate

Non-interest bearing	$80,268	-%	$73,012	-%	$59,013	-%
Savings	75,185	0.14	67,983	0.31	63,223	0.37
Now deposits	77,093	0.07	72,707	0.11	71,374	0.14
Money market deposits	46,854	0.20	45,947	0.46	42,460	0.75
Time deposits	198,895	1.44	220,032	1.84	234,812	2.19
Total deposits	$478,295	0.65%	$479,681	0.95%	$470,882	1.23%

The remaining maturities of certificates of deposit of $100,000 or more are as follows:

	For the Years Ended
(In Thousands)	2012	2011	2010

Three months or less	$7,438	$6,412	$6,543
Three months to six months	6,283	5,876	4,035
Six months to twelve months	11,783	18,266	12,504
Over twelve months	38,533	38,683	56,596
Total	$64,037	$69,237	$79,678

As a percentage of total average time deposits	32.2%	31.5%	33.9%

BORROWED FUNDS

The average balance of short-term borrowings, including securities sold under agreements to repurchase and day-to-day FHLB - Pittsburgh borrowings increased $4.3 million or 7.5 percent from $56.8 million in 2011 to $61.0 million in 2012. Actual short-term borrowings amounted to 13.2 percent of total interest-bearing liabilities as of December 31, 2012 as compared to 12.0 percent in 2011. Long-term borrowings, namely borrowings from the FHLB-Pittsburgh, averaged $5.0 million in 2012 and $6.1 million in 2011. As part of the 2008 acquisition of CFC, we assumed the junior subordinate debentures which amounted to $0 and $4.6 million at December 31, 2011 and 2010, respectively. The junior subordinate debentures were called and repaid by the Corporation on December 15, 2011.

The average balances of other borrowed funds are summarized as follows:

(In Thousands)	December 31, 2012		December 31, 2011		December 31, 2010
	Amount	% Total	Amount	% Total	Amount	% Total
Short-term borrowings:
Securities sold under agreement to repurchase	$61,023	92.4%	$56,127	83.4%	$52,315	77.4%
Other short-term borrowings, FHLB	-	-	-	-	603	0.9
U.S. Treasury tax and loan notes	-	-	632	0.9	773	1.1
Total short-term borrowings	61,023	92.4%	56,759	84.3%	53,691	79.4%

Long-term borrowings, FHLB	5,000	7.6	6,121	9.1	9,252	13.7
Junior subordinate debentures	-	-	4,411	6.6	4,640	6.9
Total borrowed funds	$66,023	100.0%	$67,291	100.0%	$67,583	100.0%

CAPITAL RESOURCES

Capital continues to be a strength for the Bank. Capital is critical as it must provide growth, payment to shareholders, and absorption of unforeseen losses. The federal regulators provide standards that must be met.

As of December 31, 2012, the Bank was categorized as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios.

Our actual consolidated capital amounts and ratios are in the following table:

(In Thousands)	2012		2011
	Amount	Ratio	Amount	Ratio
Total Capital
(to Risk-weighted Assets)
Actual	$67,823	19.6%	$63,880	18.1%
For Capital Adequacy Purposes	27,745	8.0	28,177	8.0
To Be Well-Capitalized	34,682	10.0	35,222	10.0

Tier I Capital
(to Risk-weighted Assets)
Actual	$63,429	18.3%	$59,464	16.9%
For Capital Adequacy Purposes	13,873	4.0	14,089	4.0
To Be Well-Capitalized	20,809	6.0	21,133	6.0

Tier I Capital
(to Average Assets)
Actual	$63,429	10.4%	$59,464	9.7%
For Capital Adequacy Purposes	24,487	4.0	24,488	4.0
To Be Well-Capitalized	30,608	5.0	30,610	5.0

Our capital ratios are not materially different from those of the Bank.

Dividends paid by the Corporation are generally provided from dividends paid to it by the Bank. Under provisions of the Pennsylvania Banking Code, cash dividends may be paid by the Bank from accumulated net earnings (retained earnings) as long as minimum capital requirements are met. The minimum capital requirements stipulate that the Bank’s surplus or excess of capital be equal to the amount of capital stock. The Bank carries capital in excess of capital requirements. The Bank has a balance of $25.2 million in its retained earnings at December 31, 2012, which is fully available for the payout of cash dividends. In order for the Corporation to maintain its financial holding company status, all banking subsidiaries must maintain a well capitalized status. The Corporation’s balance of retained earnings at December 31, 2012 is $44.7 million and would be available for the payout of cash dividends, although payment of dividends to such extent would not be prudent or likely. In 2009 the Federal Reserve Board notified all bank holding companies that dividends should be eliminated, deferred or significantly reduced if the bank holding company’s net income for the past four quarters, net of dividends paid during that period, is not sufficient to fully fund the dividends; the bank holding company’s prospective rate of earnings retention is not consistent with the bank holding company’s capital needs and overall, current and prospective financial condition; or the bank holding company will not meet or is in danger of meeting its minimum regulatory capital adequacy ratios.

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

STATEMENT OF INTEREST SENSITIVITY GAP

December 31, 2012

	90 Days	> 90 Days	1 to 5	5 to 10	> 10
(In Thousands)	Or Less	But < 1 Year	Years	Years	Years	Total

Interest-bearing deposits at banks	$12,200	$-	$-	$-	$-	$12,200
Investment securities (1)	13,478	35,359	92,644	24,776	7,542	173,799
Loans (1)	60,462	67,893	171,213	48,975	26,222	374,765
Rate Sensitive Assets	86,140	103,252	263,857	73,751	33,764	560,764
Deposits:
Interest-bearing demand deposits (2)	-	-	60,533	15,133	-	75,666
Savings (2)	5,742	19,049	82,115	15,767	-	122,673
Time	26,235	62,767	94,438	354	-	183,794
Borrowed funds	57,998	4,897	1,131	-	-	64,026
Long-term debt	1	2,004	2,023	50	34	4,112
Junior Subordinated Debentures	-	-	-	-	-	0
Rate Sensitive Liabilities	89,976	88,717	240,240	31,304	34	450,271
Interest Sensitivity Gap	$(3,836)	$14,535	$23,617	$42,447	$33,730	$110,493
Cumulative Gap	$(3,836)	$10,699	$34,316	$76,763	$110,493	$-

(1) Investments and loans are included at the earlier of repricing or maturity and adjusted for the effects of prepayments.

(2) Interest bearing demand and savings accounts are included based on historical experience and managements' judgment about the behavior of these deposits in changing interest rate environments.

At December 31, 2012, our cumulative gap positions and the potential earnings change resulting from a 400 basis point change in rates were within the internal risk management guidelines.

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

Item 8. Financial Statements and Supplementary Data

CCFNB Bancorp, Inc.

Consolidated Balance Sheets

(In Thousands)	December 31,
	2012	2011

ASSETS
Cash and due from banks	$10,391	$9,632
Interest-bearing deposits in other banks	10,146	26,699
Federal funds sold	2,054	1,845
Total cash and cash equivalents	22,591	38,176
Investment securities, available for sale, at fair value	170,444	196,345
Restricted securities, at cost	3,355	2,900
Loans held for sale	10,824	5,164
Loans, net of unearned income	363,941	345,674
Less: Allowance for loan losses	6,186	5,383
Loans, net	357,755	340,291
Premises and equipment, net	11,935	11,740
Accrued interest receivable	1,592	1,328
Cash surrender value of bank-owned life insurance	14,975	14,413
Investment in limited partnerships	1,413	1,455
Intangible Assets:
Core deposit	1,203	1,639
Goodwill	7,937	7,937
Prepaid FDIC assessment	864	1,146
Other assets	2,833	2,143
TOTAL ASSETS	$607,721	$624,677

LIABILITIES
Interest-bearing deposits	$382,133	$397,045
Noninterest-bearing deposits	80,895	85,334
Total deposits	463,028	482,379
Short-term borrowings	64,026	58,288
Long-term borrowings	4,112	6,118
Accrued interest payable	333	497
Other liabilities	1,686	5,980
TOTAL LIABILITIES	533,185	553,262

STOCKHOLDERS' EQUITY
Common stock, par value $1.25 per share; authorized 15,000,000 shares, issued 2,315,646 shares in 2012 and 2,300,987 shares in 2011	2,894	2,876
Surplus	28,931	28,421
Retained earnings	44,713	40,418
Accumulated other comprehensive income	2,046	2,260
Treasury stock, at cost; 129,900 shares in 2012 and 88,900 shares in 2011	(4,048)	(2,560)
TOTAL STOCKHOLDERS' EQUITY	74,536	71,415
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$607,721	$624,677

See accompanying notes to consolidated financial statements.

CCFNB Bancorp, Inc.

Consolidated Statements of Income

(In Thousands, Except Per Share Data)	For the Years Ended December 31,
	2012	2011	2010
INTEREST AND DIVIDEND INCOME
Interest and fees on loans:
Taxable	$17,122	$17,554	$18,662
Tax-exempt	1,108	1,141	963
Interest and dividends on investment securities:
Taxable	3,587	5,121	6,668
Tax-exempt	701	571	397
Dividend and other interest income	64	52	42
Federal funds sold	2	1	2
Deposits in other banks	59	68	42
TOTAL INTEREST AND DIVIDEND INCOME	22,643	24,508	26,776

INTEREST EXPENSE
Deposits	3,119	4,558	5,809
Short-term borrowings	213	316	427
Long-term borrowings	136	159	349
Junior subordinate debentures	-	93	98
TOTAL INTEREST EXPENSE	3,468	5,126	6,683

NET INTEREST INCOME	19,175	19,382	20,093

PROVISION FOR LOAN LOSSES	835	820	1,555

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	18,340	18,562	18,538

NON-INTEREST INCOME
Service charges and fees	1,478	1,660	1,778
Gain on sale of loans	1,759	871	1,113
Earnings on bank-owned life insurance	504	414	444
Brokerage	441	284	325
Trust	687	771	663
Investment security losses	(36)	(103)	(42)
Gain on sale of premises and equipment	-	489	47
Interchange fees	1,050	949	850
Other	1,093	1,005	945
TOTAL NON-INTEREST INCOME	6,976	6,340	6,123

NON-INTEREST EXPENSE
Salaries	6,582	6,508	6,447
Employee benefits	1,661	1,706	1,811
Occupancy	1,048	1,045	1,114
Furniture and Equipment	1,191	1,271	1,330
State shares tax	637	596	561
Professional fees	644	618	595
Director's fees	257	263	274
FDIC assessments	318	384	610
Telecommunications	263	284	385
Amortization of core deposit intangible	435	554	576
Automated teller machine and interchange	625	660	560
Other	2,161	1,921	1,768
TOTAL NON-INTEREST EXPENSE	15,822	15,810	16,031

INCOME BEFORE INCOME TAX PROVISION	9,494	9,092	8,630
INCOME TAX PROVISION	2,341	2,316	2,326
NET INCOME	$7,153	$6,776	$6,304

EARNINGS PER SHARE	$3.25	$3.05	$2.82
CASH DIVIDENDS PER SHARE	$1.30	$1.24	$1.18
WEIGHTED AVERAGE SHARES OUTSTANDING	2,200,234	2,224,455	2,232,239

See accompanying notes to the consolidated financial statements.

CCFNB Bancorp, Inc.

Consolidated Statements of Changes in Stockholders' Equity

					Accumulated
	Common				Other		Total
(In Thousands Except Per Share Data)	Stock			Retained	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Surplus	Earnngs	Income (Loss)	Stock	Equity
Balance, December 31, 2009	2,270,850	$2,838	$27,539	$32,723	$2,523	$(537)	$65,086

Net income				6,304			6,304
Change in net unrealized gain on investment securities available-for-sale, net of reclassification adjustment and tax effects.					(302)		(302)
Common stock issuance under dividend reinvestment and stock purchase plans	16,081	21	419				440
Recognition of employee stock purchase plan expense			6				6
Purchase of treasury stock (38,500 shares)						(1,050)	(1,050)
Cash dividends, ($1.18 per share)				(2,630)			(2,630)
Balance, December 31, 2010	2,286,931	2,859	27,964	36,397	2,221	(1,587)	67,854

Net income				6,776			6,776
Change in net unrealized gain on investment securities available-for-sale, net of reclassification adjustment and tax effects.					39		39
Common stock issuance under dividend reinvestment and stock purchase plans	14,056	17	451				468
Recognition of employee stock purchase plan expense			6				6
Purchase of treasury stock (27,900 shares)						(973)	(973)
Cash dividends, ($1.24 per share)				(2,755)			(2,755)
Balance, December 31, 2011	2,300,987	2,876	28,421	40,418	2,260	(2,560)	71,415

Net income				7,153			7,153
Change in net unrealized gain on investment securities available-for-sale, net of reclassification adjustment and tax effects.					(214)		(214)
Common stock issuance under dividend reinvestment and stock purchase plans	14,659	18	504				522
Recognition of employee stock purchase plan expense			6				6
Purchase of treasury stock (41,000 shares)						(1,488)	(1,488)
Cash dividends, ($1.30 per share)				(2,858)			(2,858)
Balance, December 31, 2012	2,315,646	$2,894	$28,931	$44,713	$2,046	$(4,048)	$74,536

See accompanying notes to the consolidated financial statements.

CCFNB Bancorp, Inc.

Consolidated Statements of Comprehensive Income

(In Thousands)	Years Ended December 31,
	2012		2011		2010

Net Income		$7,153		$6,776		$6,304
Other comprehensive income:
Change in unrealized gain on investment securities available-for-sale	(288)		163		(416)
Realized loss included in net income	(36)		(103)		(42)
Other comprehensive (loss) income before tax expense	(324)		60		(458)
Tax effect	(110)		21		(156)
Other comprehensive (loss) income		(214)		39		(302)
Comprehensive income		$6,939		$6,815		$6,002

See accompanying notes to the consolidated financial statements.

CCFNB Bancorp, Inc.

Consolidated Statements of Cash Flows

(In Thousands)	Years Ended December 31,
	2012	2011	2010

OPERATING ACTIVITIES
Net Income	$7,153	$6,776	$6,304
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	835	820	1,555
Depreciation and amortization of premises and equipment	726	801	944
Gain on sale of investment securities	-	(11)	-
Impairment loss on securites	36	114	42
Amortization and accretion on investment securities	882	885	933
Gain on sale of premises and equipment	-	(489)	(47)
Loss on sale of other real estate owned	3	-	11
Deferred income benefit	(653)	(190)	(159)
Gain on sale of loans	(1,759)	(871)	(1,113)
Proceeds from sale of mortgage loans	47,986	27,947	46,273
Originations of mortgage loans held for resale	(51,887)	(30,235)	(46,898)
Amortization of intangibles and invesment in limited partnerships	658	705	741
(Increase) Decrease in accrued interest receivable	(264)	304	374
Increases in cash surrender value of bank-owned life insurance	(562)	(2,471)	(502)
Decrease in accrued interest payable	(164)	(155)	(207)
Decrease in prepaid FDIC assessment	282	344	547
Other, net	(417)	309	(251)
Net cash provided by operating activities	2,855	4,583	8,547
INVESTING ACTIVITIES
Investment securities available for sale:
Purchases	(111,060)	(108,827)	(116,087)
Proceeds from sales, maturities and redemptions	131,918	122,029	128,246
Proceeds from redemption of restricted securities	58	298	156
Purchase of restricted securities	(513)	(186)	(184)
Net increase in loans	(18,487)	(7,467)	(9,490)
Proceeds from sale of premises and equipment	-	1,272	249
Proceeds from sale of other real estate owned	188	-	318
Purchase of investment in limited partnership	(180)	-	(1,084)
Acquisition of premises and equipment	(921)	(1,332)	(556)
Net cash provided by investing activities	1,003	5,787	1,568
FINANCING ACTIVITIES
Net (decrease) increase in deposits	(19,351)	26,255	11,504
Disposition of deposits on the sale of Hazleton branch	-	(17,668)	-
Net increase (decrease) in short-term borrowings	5,738	(471)	6,762
Repayment of long-term borrowings	(2,006)	(5)	(9,005)
Repayment of junior subordinate debentures	-	(4,640)	-
Acquisition of treasury stock	(1,488)	(973)	(1,050)
Proceeds from issuance of common stock	522	468	440
Cash dividends paid	(2,858)	(2,755)	(2,630)
Net cash (used for) provided by financing activities	(19,443)	211	6,021
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(15,585)	10,581	16,136
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	38,176	27,595	11,459
CASH AND CASH EQUIVALENTS, END OF PERIOD	$22,591	$38,176	$27,595

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest paid	$3,632	$5,281	$5,333
Income taxes paid	2,874	2,171	2,605
Securities acquired but not settled	-	381	499
Loans transferred to other real estate owned	188	3	300

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

RESTRICTED SECURITIES

Restricted equity securities consist of stock in the Federal Home Loan Bank of Pittsburgh (“FHLB – Pittsburgh”), and Atlantic Central Bankers Bank (“ACBB”) and do not have a readily determinable fair value because their ownership is restricted, and they can be sold back only to the FHLB-Pittsburgh, ACBB or to another member institution. Therefore, these securities are classified as restricted equity investment securities, carried at cost, and evaluated for impairment. At December 31, 2012, the Corporation held $3,320,000 in stock of the FHLB-Pittsburgh and $35,000 in stock of ACBB. At December 31, 2011, the Corporation held $2,865,000 in stock of FHLB-Pittsburgh and $35,000 in stock of ACBB.

The Corporation evaluated its holding of restricted stock for impairment and deemed the stock to not be impaired due to the expected recoverability of par value, which equals the value reflected within the Corporation’s financial statements. The decision was based on several items ranging from the estimated true economic losses embedded within FHLB’s mortgage portfolio to the FHLB’s liquidity position and credit rating. The Corporation utilizes the impairment framework outlined in GAAP to evaluate stock for impairment. The following factors were evaluated to determine the ultimate recoverability of the par value of the Corporation’s restricted stock holdings; (i) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted; (ii) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB; (iii) the impact of legislative and regulatory changes on the institutions and, accordingly, on the customer base of the FHLB; (iv) the liquidity position of the FHLB; and (v) whether a decline is temporary or whether it affects the ultimate recoverability of the FHLB stock based on (a) the materiality of the carrying amount to the member institution and (b) whether an assessment of the institution’s operational needs for the foreseeable future allow management to dispose of the stock. Based on the analysis of these factors, the Corporation determined that its holding of restricted stock was not impaired at December 31, 2012 and 2011.

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

INTANGIBLE ASSETS - GOODWILL

Goodwill represents the excess of the purchase price over the fair market value of net assets acquired. The Corporation has recorded net goodwill of $7,937,000 at December 31, 2012 and 2011 related to the 2008 acquisition of Columbia Financial Corporation and its subsidiary, First Columbia Bank & Trust Co. In accordance with current accounting standards, goodwill is not amortized. Management performs an annual evaluation for impairment. Any impairment of goodwill results in a charge to income. The Corporation periodically assesses whether events or changes in circumstances indicate that the carrying amounts of goodwill and other intangible assets may be impaired. Goodwill is tested for impairment at the reporting unit level and an impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value.  The Company employs general industry practices in evaluating the impairment of its goodwill and other intangible assets.  The Company calculates the value of goodwill using a combination of the following valuation methods: dividend discount analysis under the income approach, which calculates the present value of all excess cash flows plus the present value of a terminal value, the price/earnings multiple under the market approach and the change in control premium to market price approach.  Based upon these reviews, management determined there was no impairment of goodwill during 2012 or 2011.  No assurance can be given that future impairment tests will not result in a charge to earnings.

INTANGIBLE ASSETS – CORE DEPOSIT

The Corporation has an amortizable intangible asset related to the deposit premium paid for the acquisition of Columbia Financial Corporation’s subsidiary, First Columbia Bank & Trust Co. This intangible asset is being amortized on a sum of the years digits method over 10 years and has a carrying value of $1,203,000 as of December 31, 2012. At December 31, 2011, the intangible asset had a carrying value of $1,639,000. The recoverability of the carrying value is evaluated on an ongoing basis, and permanent declines in value, if any, are charged to expense. Amortization of the core deposit intangible amounted to $435,000 and $554,000 for the years ended December 31, 2012 and 2011, respectively.

The estimated amortization expense of the core deposit intangible over its remaining life is as follows:

For the Year Ended:
2013	$368,000
2014	301,000
2015	234,000
2016	166,000
2017	99,000
Thereafter	35,000
Total	$1,203,000

OTHER REAL ESTATE OWNED

Real estate properties acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value on the date of foreclosure establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less cost to sell and is included in other assets. Revenues derived from and costs to maintain the assets and subsequent gains and losses on sales are included in other non-interest income and expense. The amount of other real estate owned was $0 and $3,000 as of December 31, 2012 and 2011, respectively.

BANK OWNED LIFE INSURANCE

The Corporation invests in Bank Owned Life Insurance (BOLI). Purchase of BOLI provides life insurance coverage on certain present and retired employees and Directors with the Corporation being owner and primary beneficiary of the policies.

INVESTMENTS IN LIMITED PARTNERSHIPS

The Corporation is a limited partner in four partnerships at December 31, 2012 that provide low income housing in the Corporation’s geographic market area. The investments are accounted for under the effective yield method. Under the effective yield method, the Corporation recognizes tax credits as they are allocated and amortizes the initial cost of the investment to provide a constant effective yield over the period that the tax credits are allocated to the Corporation. Under this method, the tax credits allocated, net of any amortization of the investment in the limited partnerships, are recognized in the consolidated statements of income as a component of income tax expense. The amount of tax credits allocated to the Corporation was $277,000 and the amortization of the investments in limited partnerships was $222,000 in 2012. The amount of tax credits allocated to the Corporation was $158,000 and the amortization of the investments in limited partnerships was $152,000 in 2011. The carrying value of the Corporation’s investments in limited partnerships was $1,413,000 and $1,455,000 at December 31, 2012 and 2011, respectively.

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

The Corporation and the Bank are subject to U.S. federal income tax and Commonwealth of Pennsylvania tax. The Corporation is no longer subject to examination by Federal or State taxing authorities for the years before 2007. At December 31, 2012 and December 31, 2011 the Corporation did not have any unrecognized tax benefits. The Corporation does not expect the amount of any unrecognized tax benefits to significantly increase in the next twelve months. The Corporation recognizes interest related to income tax matters as interest expense and penalties related to income tax matters as other noninterest expense. At December 31, 2012 and December 31, 2011, the Corporation does not have any amounts accrued for interest and/or penalties.

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

ADVERTISING COSTS

It is the Corporation’s policy to expense advertising costs in the period in which they are incurred Advertising expense for the years ended December 31, 2012, 2011, and 2010 was approximately $242,000, $219,000, and $224,000, respectively.

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

In April 2011, the FASB issued guidance within the ASU 2011-04, “Amendments to Achieve Common Fair Value measurement and Disclosure Requirements in U.S. GAAP and IFRSs”. This ASU amends existing guidance regarding the highest and best use and valuation assumption by clarifying these concepts are only applicable to measuring the fair value of nonfinancial assets. The ASU also clarifies that the fair value measurement of financial assets and financial liabilities which have offsetting market risks or counterparty credit risks that are managed on a portfolio basis, when several criteria are met, can be measured at the net risk position. Additional disclosures about Level 3 fair value measurements are required including a quantitative disclosure of the unobservable inputs and assumptions used in the measurement, a description of the valuation process in place, and discussion of the sensitivity of fair value changes in unobservable inputs and interrelationships about those inputs as well as disclosure of the level of the fair value of items that are not measured at fair value in the financial statements but disclosure of fair value if required. ASU 2011-04 is effective for the Corporation’s reporting period beginning after December 15, 2011, and will be applied prospectively. The Corporation has adopted this guidance and the adoption of this guidance did not have any impact on the Corporation’s consolidated statement of income, its consolidated balance sheet, or its consolidated statements of cash flows.

In June 2011, the FASB issued guidance within ASU 2011-05, “Presentation of Comprehensive Income”. This ASU amends current guidance to allow a company the option of presenting the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments do not change the option for a company to present components of other comprehensive income either net of related tax effects or before related tax effects, with one amount shown for the aggregate income tax expense (benefit) related to the total of other comprehensive income items. The amendments do not affect how earnings per share is calculated or presented. The provisions of ASU 2011-05 are effective for the Corporation’s reporting period beginning after December 15, 2011, and will be applied retrospectively. The Corporation has adopted this guidance and the adoption of this guidance did not have any impact on the Corporation’s consolidated statement of income, its consolidated balance sheet, or its consolidated statements of cash flows.

In September 2011, the FASB issued an update ASU 2011-08, “Testing Goodwill for Impairment”, to simplify the current two-step goodwill impairment test in FASB ASC Topic 350-20, “Intangibles – Goodwill and Other: Goodwill”. This update permits entities to first perform a qualitative assessment to determine whether it is more likely than not (likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. If the entity determines that it is more likely than not that the fair value or a reporting unit is less than its carrying amount, it would then perform the first step of the goodwill impairment test; otherwise, no further impairment test would be required. This guidance is effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Corporation has adopted this guidance and the adoption of this guidance did not have any impact on the Corporation’s consolidated statement of income, its consolidated balance sheet, or its consolidated statements of cash flows.

RECLASSIFICATIONS

Certain amounts in the consolidated financial statements of the prior years have been reclassified to conform to presentations used in the 2012 consolidated financial statements. Such reclassifications had no effect on the Corporation's consolidated financial condition or net income.

2. INVESTMENT SECURITIES AVAILABLE-FOR-SALE

The amortized cost, related estimated fair value, and unrealized gains and losses for investment securities were as follows at December 31, 2012 and 2011:

(In Thousands)	2012
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Obligation of U.S.Government Corporations and Agencies:
Mortgage-backed	$98,938	$2,121	$(82)	$100,977
Other	40,000	193	(25)	40,168
Obligations of state and political subdivisions	26,422	785	(12)	27,195
Total debt securities	165,360	3,099	(119)	168,340
Marketable equity securities	1,983	299	(178)	2,104
Total investment securities AFS	$167,343	$3,398	$(297)	$170,444

(In Thousands)	2011
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Obligation of U.S.Government Corporations and Agencies:
Mortgage-backed	$96,890	$2,693	$(90)	$99,493
Other	73,963	208	(10)	74,161
Obligations of state and political subdivisions	20,050	799	-	20,849
Total debt securities	190,903	3,700	(100)	194,503
Marketable equity securities	2,018	121	(297)	1,842
Total investment securities AFS	$192,921	$3,821	$(397)	$196,345

Securities available-for-sale with an aggregate fair value of $110,103,000 and $102,756,000 at December 31, 2012 and 2011, respectively, were pledged to secure public funds, trust funds, securities sold under agreements to repurchase and other balances of $88,508,000 and $84,159,000 at December 31, 2012 and 2011, respectively, as required by law.

The amortized cost and estimated fair value of investment securities, by expected maturity, are shown below at December 31, 2012. Expected maturities on debt securities will differ from contractual maturities, because some borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Other securities and marketable equity securities are not considered to have defined maturities and are included in the “Due after ten years” category:

			Weighted
(In Thousands)	Amortized	Estimated	Average
	Cost	Fair Value	Yield
Due in one year or less	$3,461	$3,492	1.64%
Due after one year to five years	38,685	38,984	1.45%
Due after five years to ten years	28,260	29,065	3.75%
Due after ten years	96,937	98,903	2.30%
Total	$167,343	$170,444

There were no aggregate investments with a single issuer (excluding the U. S. Government and its Agencies) which exceeded ten percent of consolidated stockholders’ equity at December 31, 2012. The quality rating of all obligations of state and political subdivisions were “A” or higher on all but two securities, as rated by Moody’s or Standard and Poors. Two securities were rated “BBB” The only exceptions were local issues which were not rated, but were secured by the full faith and credit obligations of the communities that issued these securities. All of the state and political subdivision investments were actively traded in a liquid market.

Proceeds from sales, maturities and redemptions of investments in debt and equity securities classified as available-for-sale during 2011, 2010 and 2009 were $131,918,000, $122,029,000, and $128,246,000, respectively. For the year ended December 31, 2012, the Corporation did not realize a gross gain or a gross loss. For the year ended December 31, 2011, the Corporation realized gross gains of $11,000 and $0 gross losses. For the year ended December 31, 2010, the Corporation did not realize a gross gain or a gross loss.

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

When other-than-temporary-impairment occurs, the amount of the other-than-temporary-impairment recognized in earnings depends on whether an entity intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss. If an entity intends to sell or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss, the other-than-temporary impairment shall be recognized in earnings equal to the entire difference between the investments amortized cost basis and its fair value at the balance sheet date. If an entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis less any current-period loss, the other-than-temporary impairment shall be separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings. The amount of the total other-than-temporary impairment related to the other factors shall be recognized in other comprehensive income, net of applicable taxes. The previous amortized cost basis less the other-than-temporary-impairment recognized in earnings shall become the new amortized cost basis of the investment.

The following summary shows the gross unrealized losses and fair value, aggregated by investment category of those individual securities that have been in a continuous unrealized loss position for less than or more than 12 months as of December 31, 2012 and 2011:

	2012
(In Thousands)	Less than Twelve Months		Twelve Months or Greater		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	$16,789	$79	$360	$3	$17,149	$82
Other	5,975	25	-	-	5,975	25
Obligations of state and political subdivisions	2,062	12	-	-	2,062	12
Total debt securities	24,826	116	360	3	25,186	119
Equity securities	258	29	451	149	709	178
Total	$25,084	$145	$811	$152	$25,895	$297

40

	2011
(In Thousands)	Less than Twelve Months		Twelve Months or Greater		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	$5,928	$24	$6,132	$66	$12,060	$90
Other	20,490	10	-	-	20,490	10
Obligations of state and political subdivisions	-	-	-	-	-	-
Total debt securities	26,418	34	6,132	66	32,550	100
Equity securities	845	176	204	121	1,049	297
Total	$27,263	$210	$6,336	$187	$33,599	$397

At December 31, 2012, the Corporation had a total of 279 debt securities and 46 equity security positions. At December 31, 2012, there were a total of 18 individual debt securities and 7 individual equity securities that were in a continuous unrealized loss position for less than twelve months. At December 31, 2012, there was one debt security and 14 individual equity securities in a continuous loss position for greater than twelve months.

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

The Corporation’s marketable equity securities consist of common stock positions in various Commercial Banks, Savings and Loans/Thrifts, and Diversified Financial Service Corporations varying in asset size and geographic region. The following tables display the Corporation’s holdings of these securities by asset size and geographic region as of December 31, 2012:

	December 31, 2012
(In Thousands)		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
Asset size($)	Cost	Gains	Losses	Value

Under $1 Billion	$390	$117	$(27)	$480
$1 to $5 Billion	308	52	(13)	347
$6 to $100 Billion	455	39	(82)	412
Over $100 Billion	830	91	(56)	865
	$1,983	$299	$(178)	$2,104

	December 31, 2012
(In Thousands)		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
Geographic Region	Cost	Gains	Losses	Value

Eastern U.S.	$968	$167	$(112)	$1,023
Southeastern U.S.	110	4	(2)	112
Western U.S.	53	-	(7)	46
National	852	128	(57)	923
	$1,983	$299	$(178)	$2,104

The fair market value of the equity securities tends to fluctuate with the overall equity markets as well as the trends specific to each institution. The equity securities portfolio is reviewed in a similar manner as that of the debt securities with greater emphasis placed on the length of time the market value has been less than the carrying value and the financial sector outlook. The Corporation also reviews dividend payment activities, and levels of non performing assets and loan loss reserves. The starting point for the equity analysis is the length and severity of market value decline. The Corporation and an independent consultant monitor the entire portfolio monthly with particular attention given to securities in a continuous loss position of at least ten percent for over twelve months. During 2012, impairment was recognized on a few securities which management believed that a sufficient amount of credit damage had occurred relative to the issuer’s capital position to render the security unlikely to recover to our cost within the near term. For the years ended December 31, 2012, 2011 and 2010 the Corporation recorded an other-than-temporary impairment totaling $36,000, $114,000 and $42,000, respectively related to the investment in these equity securities. Securities with an unrealized loss that were determined to be other-than-temporary were written down to fair value, with the write-down recorded as a realized loss included in security (losses) gains. The Corporation evaluated the near-term prospects of the issuer in relation the severity and duration of the market value decline as well as the other attributes listed above. Based on that evaluation and the Corporation’s ability and intent to hold these equity securities for a reasonable period of time sufficient for a forecasted recovery of fair value, the Corporation does not consider these equity securities to be other-than-temporarily impaired at December 31, 2012.

3. LOANS

Major classifications of loans at December 31, 2012 and 2011 consisted of:

(In Thousands)
	2012	2011
Commercial, financial and agricultural	$42,547	$41,187
Tax-exempt	27,625	27,145
Commercial real estate:
Commercial mortgages	93,392	87,268
Other construction and land development loans	10,144	10,294
Secured by farmland	6,510	5,742
Consumer real estate:
Home equity loans	16,696	18,500
Home equity lines of credit	17,117	18,350
1-4 family residential mortgages	146,092	128,149
Construction	8,656	6,945
Installment loans to individuals	5,986	6,959
Unearned discount	-	(1)
Gross loans	$374,765	$350,538

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

The Corporation contracts an independent third party consultant that reviews and validates the credit risk program on an annual basis. Results of these reviews are presented to management and the Board of Directors. The loan review process complements and reinforces the risk identification and assessment decisions made by lenders and credit personnel, as well as the Corporation’s loan policies and procedures.

Real estate loans held-for-sale in the amount of $10,824,000 at December 31, 2012 and $5,164,000 at December 31, 2011 are included in consumer real estate loans above and are carried at the lower of cost or market.

The aggregate amount of demand deposits that have been reclassified as consumer loan balances at December 31, 2012 and 2011 are $120,000 and $187,000, respectively.

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

As of December 31, 2012, based on the most recent credit analysis performed, the risk category of loans by class of loans (including loans held for sale) is a follows:

	December 31, 2012
	Commercial,
	Financial &	Commercial	Consumer	Installment Loans
(In Thousands)	Agricultural	Real Estate	Real Estate	to Individuals	Total
Pass	$67,772	$97,156	$186,404	$5,965	$357,297
Special Mention	509	2,214	-	-	2,723
Substandard	1,891	10,676	2,157	21	14,745
Doubtful	-	-	-	-	-
Total	$70,172	$110,046	$188,561	$5,986	$374,765

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

Concentrations of Credit Risk

Most of the Corporation’s lending activity occurs within the Bank’s primary market area which encompasses Columbia County, a 484 square mile area located in Northcentral Pennsylvania. The majority of the Corporation’s loan portfolio consists of commercial and consumer real estate loans. As of December 31, 2012 and 2011, there were no concentrations of loans related to any single industry in excess of 10% of total loans.

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

Non-accrual loans, segregated by class of loans, were as follows as of December 31:

(In Thousands)	2012	2011	2010
Commercial, financial and agricultural	$586	$718	$224
Tax-exempt		-	-
Commercial real estate:
Commercial mortgages	1,192	2,020	2,166
Other construction and land development loans	-	-	-
Secured by farmland	-	-	-
Consumer real estate:
Home equity loans	279	357	297
Home equity lines of credit	-	-	-
1-4 family residential mortgages	1,123	1,373	1,141
Construction	-	-	-
Installment loans to individuals	36	15	-

Total	$3,216	$4,483	$3,828

The gross interest that would have been recorded if all non-accrual loans during the year had been current in accordance with their original terms and the amounts actually recorded in income were as follows:

(In Thousands)	2012	2011	2010

Gross interest due under terms	$258	$253	$224
Amount included in income	(130)	(216)	(187)
Interest income not recognized	$128	$37	$37

At December 31, 2012, there were no significant commitments to lend additional funds with respect to non-accrual and restructured loans.

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

An age analysis of past due loans, segregated by class of loans, as of December 31, 2012 were as follows:

	2012
	Loans	Loans				Accruing Loans
(In Thousands)	30-89 Days	90 or more days	Total Past	Current	Total	90 or more
	Past Due	Past Due	Due Loans	Loans	Loans	Days Past Due
Commercial, financial and agricultural	$69	$586	$655	$41,892	$42,547	$-
Tax-exempt	-	-	-	27,625	27,625	-
Commercial real estate:
Commercial mortgages	379	1,192	1,571	91,821	93,392	-
Other construction and land development loans	-	-	-	10,144	10,144	-
Secured by farmland	-	-	-	6,510	6,510	-
Consumer real estate:
Home equity loans	194	279	473	16,223	16,696	-
Home equity lines of credit	-	-	-	17,117	17,117	-
1-4 family residential mortgages	1,557	1,123	2,680	143,412	146,092	-
Construction	-	-	-	8,656	8,656	-
Installment loans to individuals	17	36	53	5,933	5,986	-
Unearned discount	-	-	-	-	-
Gross loans	$2,216	$3,216	$5,432	$369,333	$374,765	$-

There were no loans past due 90 days and still accruing interest at December 31, 2012, 2011 and 2010.

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

No additional charge to operations was required to provide for these impaired loans as the specifically allocated allowance of $693,000 at December 31, 2012, is estimated by management to be adequate to provide for the loan loss allowance associated with these impaired loans. The average recorded investment in impaired loans during the years ended December 31, 2012, 2011 and 2010 was approximately $4,802,000, $4,656,000 and $4,465,000, respectively.

Impaired loans are set forth in the following table as of December 31:

	2012
	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment	Total
(In Thousands)	Principal	With No	With	Recorded	Related
	Balance	Allowance	Allowance	Investment	Allowance
Commercial, financial and agricultural	$863	$423	$440	$863	$105
Tax-exempt	-	-	-	-	-
Commercial real estate:
Commercial mortgages	1,357	200	1,157	1,357	369
Other construction and land development loans	-	-	-	-	-
Secured by farmland	448	448	-	448	-
Consumer real estate:
Home equity loans	325	122	203	325	140
Home equity lines of credit	-	-	-	-	-
1-4 family residential mortgages	1,145	768	377	1,145	64
Construction	-	-	-	-	-
Installment loans to individuals	21	-	21	21	15
Gross loans	$4,159	$1,961	$2,198	$4,159	$693

	2011
	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment	Total
(In Thousands)	Principal	With No	With	Recorded	Related
	Balance	Allowance	Allowance	Investment	Allowance
Commercial, financial and agricultural	$987	$861	$126	$987	$126
Tax-exempt	-	-	-	-	-
Commercial real estate:
Commercial mortgages	2,244	1,699	545	2,244	242
Other construction and land development loans	-	-	-	-	-
Secured by farmland	458	458	-	458	-
Consumer real estate:
Home equity loans	397	137	260	397	157
Home equity lines of credit	9	-	9	9	9
1-4 family residential mortgages	1,373	858	515	1,373	135
Construction	-	-	-	-	-
Installment loans to individuals	15	4	11	15	11
Gross loans	$5,483	$4,017	$1,466	$5,483	$680

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

The following table details activity in the allowance for possible loan losses by portfolio segment for the years ended December 31, 2012, 2011, and 2010. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

(In Thousands)	2012
	Commercial	Commercial	Consumer	Installment
	Financial &	Real	Real	Loans
	Agricultural	Estate	Estate	Individuals	Unallocated	Total
Balance, beginning of year	$959	$1,701	$1,635	$131	$957	$5,383
Provision charged to operations	(89)	514	118	(8)	300	835
Loans charged off	-	-	(44)	(46)	-	(90)
Recoveries	-	5	32	21	-	58
Ending balance	$870	$2,220	$1,741	$98	$1,257	6,186

Ending balance individually evaluated for impairment	$105	$369	$204	$15	$-	$693

Ending balance collectively evaluated for impairment	$765	$1,851	$1,537	$83	$1,257	$5,493

(In Thousands)	2011
	Commercial	Commercial	Consumer	Installment
	Financial &	Real	Real	Loans
	Agricultural	Estate	Estate	Individuals	Unallocated	Total
Balance, beginning of year	$752	$2,286	$1,243	$106	$414	$4,801
Provision charged to operations	244	(577)	560	50	543	820
Loans charged off	(38)	(8)	(179)	(53)	-	(278)
Recoveries	1	-	11	28	-	40
Ending balance	$959	$1,701	$1,635	$131	$957	5,383

Ending balance individually evaluated for impairment	$126	$242	$301	$11	$-	$680

Ending balance collectively evaluated for impairment	$833	$1,459	$1,334	$120	$957	$4,703

(In Thousands)	2010
	Commercial	Commercial	Consumer	Installment
	Financial &	Real	Real	Loans
	Agricultural	Estate	Estate	Individuals	Unallocated	Total
Balance, beginning of year	$567	$1,793	$1,339	$149	$362	$4,210
Provision charged to operations	156	1,464	(87)	(30)	52	1,555
Loans charged off	(5)	(973)	(21)	(37)	-	(1,036)
Recoveries	34	2	12	24	-	72
Ending balance	$752	$2,286	$1,243	$106	$414	4,801

Ending balance individually evaluated for impairment	$15	$499	$299	$-	$-	$813

Ending balance collectively evaluated for impairment	$737	$1,787	$944	$106	$414	$3,988

The Corporation’s recorded investment in loans as of December 31, 2012 and 2011 related to each balance in the allowance for possible loan losses by portfolio segment and disaggregated on the basis of the Corporation’s impairment methodology was as follows:

(In Thousands)	2012
	Commercial	Commercial	Consumer	Installment
	Financial &	Real	Real	Loans
	Agricultural	Estate	Estate	Individuals	Total
Ending balance individually evaluated for impairment	$863	$1,805	$1,470	$21	$4,159

Ending balance collectively evaluated for impairment	69,309	108,241	187,091	5,965	370,606

Ending balance	$70,172	$110,046	$188,561	$5,986	$374,765

(In Thousands)	2011
	Commercial	Commercial	Consumer	Installment
	Financial &	Real	Real	Loans
	Agricultural	Estate	Estate	Individuals	Total
Ending balance individually evaluated for impairment	$987	$2,702	$1,779	$15	$5,483

Ending balance collectively evaluated for impairment	67,645	100,602	170,165	6,943	345,355

Ending balance	$68,632	$103,304	$171,944	$6,958	$350,838

Loan Modifications

From time to time, the Bank may agree to modify the contractual terms of a borrower’s loan. In cases where such modifications represent a concession to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring. Loans modified in a troubled debt restructuring may be placed on nonaccrual status until the Bank determines the future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrate a period of performance according to the restructured terms of six months. Loan modifications considered troubled debt restructurings completed during the year ended December 31, 2012 and 2011 were as follows:

(In Thousands)	2012
	Commercial	Commercial	Consumer	Installment
	Financial &	Real	Real	Loans
	Agricultural	Estate	Estate	Individuals	Total

Number of contracts	4	1	2	-	7

Pre-modification outstanding recorded investment	$603	$35	$107	$-	$745

Post-modification outstanding recorded investment	$603	$35	$107	$-	$745

(In Thousands)	2011
	Commercial	Commercial	Consumer	Installment
	Financial &	Real	Real	Loans
	Agricultural	Estate	Estate	Individuals	Total

Number of contracts	1	2	4	-	7

Pre-modification outstanding recorded investment	$268	$1,262	$171	$-	$1,701

Post-modification outstanding recorded investment	$268	$1,262	$171	$-	$1,701

4. MORTGAGE SERVICING RIGHTS

The Bank sells real estate mortgages. The mortgage loans sold which are serviced for others are not included in the accompanying Consolidated Balance Sheets. The unpaid principal balances of mortgage loans serviced for others were $116,931,000 and $87,733,000 at December 31, 2012 and 2011, respectively. The balances of amortized mortgage servicing rights included in other assets at December 31, 2012 and 2011 were $820,000 and $622,000, respectively. Valuation allowances were not provided since fair values were determined to equal carrying values. Fair values were determined using a discount rate of 6% and average expected lives of 3 to 6 years.

The following summarizes mortgage servicing rights capitalized and amortized:

(In Thousands)	2012	2011

Balance, beginning of year	$622	$491
Servicing asset additions	415	221
Amortization	(217)	(90)
Balance, end of year	$820	$622

The Bank does not require custodial escrow accounts in connection with the foregoing loan servicing.

5. PREMISES AND EQUIPMENT

A summary of premises and equipment at December 31, 2012 and 2011 follows:

(In Thousands)	2012	2011

Land	$1,571	$1,571
Premises	12,724	12,068
Furniture and equipment	9,623	9,384
Leasehold improvements	-	-
Total	23,918	23,023

Less accumulated depreciation and amortization	11,983	11,283
Net premises and equipment	$11,935	$11,740

Depreciation amounted to $726,000, $801,000 and $944,000 in 2012, 2011 and 2010, respectively.

6. DEPOSITS

Major classifications of deposits at December 31, 2012 and 2011 consisted of:

(In Thousands)	2012	2011

Demand deposits	$80,895	$85,334
Interest-bearing demand deposits	75,666	74,811
Savings	122,673	116,968
Time deposits over $100,000	64,037	69,237
Other time deposits	119,757	136,029
Total deposits	$463,028	$482,379

The following is a schedule reflecting remaining maturities of time deposits of $100,000 and over at December 31, 2012:

(In Thousands)
2013	$25,504
2014	10,524
2015	20,492
2016	3,141
2017	4,376
Total	$64,037

Interest expense related to time deposits of $100,000 or more was $1,010,000 in 2012, $1,400,000 in 2011 and $1,703,000 in 2010.

7. SHORT-TERM BORROWINGS

Securities sold under agreements to repurchase and Federal Home Loan Bank advances generally represented overnight or less than 30-day borrowings. U.S. Treasury tax and loan notes for collections made by the Bank were payable on demand. Short-term borrowings consisted of the following at December 31, 2012 and 2011:

	2012
		Weighted	Maximum
(In Thousands)	Ending	Average	Month End	Average
	Balance	Balance	Balance	Rate
Securities sold under agreements to repurchase	$64,026	$61,023	$72,818	0.35%
Other short-term borrowings	-	-	-	0.00%
U.S. Treasury tax and loan notes	-	-	-	0.00%
Total	$64,026	$61,023	$72,818	0.35%

	2011
		Weighted	Maximum
(In Thousands)	Ending	Average	Month End	Average
	Balance	Balance	Balance	Rate
Securities sold under agreements to repurchase	$58,288	$56,128	$63,258	0.56%
Other short-term borrowings	-	-	-	0.00%
U.S. Treasury tax and loan notes	-	632	1,000	0.00%
Total	$58,288	$56,760	$64,258	0.56%

8. LONG-TERM BORROWINGS

Long-term borrowings consist of advances due to the FHLB - Pittsburgh. Under terms of a blanket agreement, the loans were secured by certain qualifying assets of the Bank which consisted principally of first mortgage loans. The carrying value of these collateralized items was $166,309,000 at December 31, 2012. The Bank has lines of credit with the Federal Reserve Bank Discount Window and FHLB – Pittsburgh in the aggregate amount of $166,309,000 at December 31, 2012. The unused portion of these lines of credit was $162,197,000 at December 31, 2012. Long-term borrowings consisted of the following at December 31, 2012 and 2011:

(In Thousands)	2012	2011

Loan dated June 25, 1998 in the original amount of $72,000 for a 30-year term requiring monthly payments of $425 including interest at 5.86%.	$52	$54

Loan dated February 23, 1999 in the original amount of $29,160 for a 20-year term requiring monthly payments of $179 including interest at 5.50%.	18	19

Loan dated August 20, 1999 in the original amount of $32,400 for a 20-year term requiring monthly payments of $199 including interest at 5.50%.	20	22

Loan dated December 13, 2000 in the original amount of $32,092 for a 20-year term requiring monthly payments of $197 including interest at 5.50%.	22	23

Three FHLB Fixed Rate Community Lending Program loans dated May 7, 2009 in the original amount of $1,000,000 each for terms ranging from 3 to 5 years. At December 31, 2012 the interest rates ranged from 2.38% to 2.94%.	2,000	3,000

Three FHLB Fixed Rate Community Lending Program loans dated July 15, 2009 in the original amount of $1,000,000 each for terms ranging from 3 to 5 years. At December 31, 2012 the interest rates ranged from 2.59% to 3.04%.	2,000	3,000

Total	$4,112	$6,118

The following is a schedule reflecting remaining maturities of long-term debt at December 31, 2012:

(In Thousands)
2013	$2,005
2014	2,005
2015	5
2016	7
2017	8
Thereafter	82
Total	$4,112

9. STOCKHOLDERS' EQUITY AND STOCK PURCHASE PLANS

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

		Average Per Share
		Employees'	Market
	Number	Purchase	Value
	of Shares	Price	of Shares

2012	1,699	$32.05	$35.61
2011	1,777	$29.34	$32.60
2010	2,149	$24.19	$27.00

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

	Number	Total
(In Thousands, Except Per Share Data)	of Shares	Proceeds
Year:
2012	12,960	$468
2011	12,279	$417
2010	13,932	$387

10. INCOME TAXES

The provision for income tax expense consisted of the following components:

	For the Years Ended December 31,
(In Thousands)	2012	2011	2010

Currently payable	$2,478	$2,505	$2,496
Deferred (benefit) tax	(137)	(189)	(170)

Total income tax provision	$2,341	$2,316	$2,326

A reconciliation of the actual provision for federal income tax expense and the amounts which would have been recorded based upon the statutory rate of 34% follows:

(In Thousands)	2012		2011		2010
	Amount	%	Amount	%	Amount	%

Provision at statutory rate	$3,228	34.0%	$3,091	34.0%	$2,934	34.0%
Tax-exempt income	(607)	(6.4)	(566)	(6.2)	(462)	(5.4)
Bank-owned life insurance income-net	(171)	(1.8)	(141)	(1.6)	(151)	(1.7)
Tax credit from limited partnerships less amortization, net	(245)	(2.6)	(139)	(1.5)	(131)	(1.5)
Non-decuctible expenses	626	6.6	527	5.8	35	0.4
Other, net	(490)	(5.2)	(456)	(5.0)	101	1.2

Effective income tax and rate	$2,341	24.6%	$2,316	25.5%	$2,326	27.0%

The net deferred tax liability recorded by the Corporation consisted of the following tax effects of temporary timing differences at December 31, 2012 and 2011:

(In Thousands)	2012	2011
Deferred tax assets:
Allowance for loan losses	$2,103	$1,684
Allowance for off balance sheet losses	22	22
Deferred compensation and director's fees	557	505
Non-accrual loan interest	4	15
Investment in limited partnerships	171	155
Impairment losses on investment securities	438	426
* Property valuation	21	19
Capital loss carryforward	139	139
Total	3,455	2,965
Deferred tax liabilities:
Loan fees and costs	(91)	(79)
Bond accretion	(112)	(99)
Depreciation	(660)	(679)
* Intangibles	(348)	(588)
* Other	(634)	(563)
Unrealized investment security gains	(1,054)	(1,164)
Total	(2,899)	(3,172)
Deferred tax asset (liability), net	$556	$(207)

The above net deferred tax asset is included in other assets on the accompanying consolidated balance sheets. Those items noted with an (*) resulted from the 2008 acquisition of Columbia Financial Corporation. Except for the capital loss carryover, it is anticipated that all tax assets shown above will be realized and accordingly no valuation allowance was provided. The Corporation has a capital loss carryforward in the amount of $608,000 as of December 31, 2012. It is possible, due to term limits on the carryover, that not all of the capital losses will be utilized before expiration. Therefore, the Corporation has recorded a valuation allowance in the amount of $200,000 as of December 31, 2012.

The Corporation and the Bank file a consolidated federal income tax return. The Corporation is also required to file a separate state income tax return and has available state operating loss carryforwards totaling $1,662,000. The losses expire through 2038. The related deferred net state tax asset in the amount of $165,000 has been fully reserved and is not reflected in the net tax asset since management is of the opinion that such assets will not be realized in the foreseeable future.

11. EMPLOYEE BENEFIT AND DEFERRED COMPENSATION PLANS

EMPLOYEE BENEFIT PLANS

The Bank maintains a 401K salary deferral profit sharing plan for the benefit of its employees. Under the salary deferral component, employees may elect to contribute a percentage of compensation up to the maximum amount allowable not to exceed the limits of IRS Code Section 401(K). The Corporation matches 100% of employee contributions up to 4% of compensation. Under the profit sharing component, contributions are made at the discretion of the Bank’s Board of Directors. Matching contributions amounted to $227,000, $215,000 and $204,000 for the years ended December 31, 2012, 2011 and 2010, respectively. There were no discretionary contributions for the years ended December 31, 2012, 2011 and 2010.

DEFERRED COMPENSATION PLANS

Directors

During 2003, the directors were given the option of receiving or deferring their directors’ fees under a non-qualified deferred compensation plan which allows the director to defer such fees until the year following the expiration of the directors’ term. Payments are then made over specified terms under these arrangements up to a ten-year period. Interest is to accrue on these deferred fees at a 5-year certificate of deposit rate, which was 4.62% in 2008. The certificate of deposit rate will reset in January 2013. Three directors have elected to participate in this program and the total accrued liability as of December 31, 2012 and 2011 was $278,000, and $267,000, respectively.

Total directors’ fees, including amounts currently paid for the years ended December 31, 2012, 2011 and 2010 were $257,000, $263,000 and $274,000, respectively.

During 2008, the directors were given the option of receiving or deferring their directors’ fees under a non-qualified deferred compensation plan with the same features as the above plan. The interest rate that will be paid beginning with the January 2009 director pay is 4% for a 5-year period and will reset in January 2014. Two directors elected to participate in this plan for 2012. Total accrued liability as of December 31, 2012 and 2011 was $150,000 and $110,000.

Officers

In 1992, the Bank entered into agreements with two executive officers to establish non-qualified deferred compensation plans. Each officer deferred compensation in order to participate in this deferred compensation plan. If the officer continued to serve as an officer of the Bank until he attained 65 years of age, the Bank agreed to pay him 120 guaranteed consecutive monthly payments commencing on the first day of the month following the officer's 65th birthday. Each officer's guaranteed monthly payment was based upon the future value of life insurance purchased with the compensation the officer has deferred. The Bank obtained life insurance (designating the Bank as the beneficiary) on the life of each participating officer in an amount which is intended to cover the Bank's obligations under this deferred compensation plan, based upon certain actuarial assumptions. During 2002, the agreements with the two executive officers were modified. Under one agreement, the executive officer receives $225,000 payable monthly over a 10-year period commencing in February 2003. Under another agreement, another executive officer receives $175,000 payable monthly over a 10-year period commencing in April 2003. This second agreement also provided post-employment health care benefits to the executive officer until the attainment of age 65. As of December 31, 2012 and 2011, the net cash value of insurance policies was $543,000 and $518,000, respectively, and the total accrued liability, equal to the present value of these obligations, was $6,000 and $45,000, respectively, relating to these retired executive officers' deferred compensation plans.

In April 2003, the Bank entered into non-qualified deferred compensation agreements with three senior officers to provide supplemental retirement benefits commencing with the executive’s retirement and ending 15 years thereafter. One participant began payout during 2009 with amount received being $8,000 during 2009 and $20,000 each year thereafter. The deferred compensation expense related to these agreements for the years ended December 31, 2012, 2011 and 2010 was $113,000, $106,000 and $99,000 respectively, and the total accrued liability as of December 31, 2012 and 2011 was $915,000 and $823,000, respectively.

In 2009, the Bank entered into a non-qualified deferred compensation agreement with one senior officer to provide supplemental retirement benefits commencing with the executive’s retirement and ending 15 years thereafter. The deferred compensation expense related to this agreement for the years ended December 31, 2012, 2011 and 2010 was $26,000, $25,000 and $23,000 respectively and the total accrued liability as of December 31, 2012 and 2011 was $86,000 and $60,000, respectively.

In December 2010, the Bank entered into a Supplemental Executive Retirement Plan for one senior officer to provide supplemental retirement benefits commencing with the executive’s retirement and ending 15 years thereafter. The deferred compensation expense related to this agreement for the year ended December 31, 2012 and 2011 was $15,000 and $13,000 and the total accrued liability as of December 31, 2012 and 2011 was $28,000 and $13,000.

The Bank entered into agreements to provide post-retirement benefits to employees in the form of life insurance payable to the employee’s estate upon their death through endorsement split dollar life insurance arrangements. The Corporation adopted the guidance in FASB ASC 715-60-35 Compensation – Retirement Benefits – Post Retirement effective January 1, 2007 to recognize the liability for future benefits in the amount of $12,000. The post- retirement benefit expense related to these split dollar arrangements amounted to $5,000, $2,000 and $0 for the years ended December 31, 2012, 2011 and 2010. The total accrued liability for the split dollar post retirement benefits amounted to $172,000 and $168,000 for the years ended December 31, 2012 and 2011, respectively.

Total deferred compensation and split dollar post retirement benefit expense for current and retired officers for the years ended December 31, 2012, 2011 and 2010 was $159,000, $150,000 and $122,000, respectively, and the total accrued liability under the officers’ deferred compensation and split dollar post retirement plans as of December 31, 2011 and 2010 was $1,208,000 and $1,109,000, respectively.

12. LEASE COMMITMENTS AND CONTINGENCIES

The Corporation leases facilities, office equipment, and a license to utilize core software under operating leases expiring through 2032. Rental expense under operating leases totaled approximately $294,000 in 2012, $279,000 in 2011 and $210,000 in 2010. Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of 1 year as of December 31, 2012 are as follows:

(In Thousands)
2013	$258
2014	254
2015	224
2016	229
2017	225
Thereafter	589
Total	$1,779

In 2012, the Corporation extended the existing license to utilize core banking software, and entered into contractual commitments to pay annual license fees associated with the software through March 2018. The license fees are payable based on the Bank’s asset size. The Corporation’s annual fees for the years ended December 31, 2012 and 2011 amounted to $186,000 and $164,000, respectively.

13. RELATED PARTY TRANSACTIONS

Certain directors and executive officers of the Corporation and the Bank, as well as companies in which they are principal owners (i.e., at least 10% ownership), were indebted to the Bank at December 31, 2012 and 2011. These loans were made on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated parties. These loans did not present more than the normal risk of collectibility nor present other unfavorable features. A summary of the activity on these related party loans consisted of the following:

	Beginning			Ending
(In Thousands)	Balance	Additions	Payments	Balance
2012	$9,383	$4,771	$(5,252)	$8,902
2011	7,842	3,442	(1,901)	9,383

The above loans represent funds drawn and outstanding at the date of the accompanying consolidated financial statement. Commitments by the Bank to related parties on loan commitments and standby letters of credit for 2012 and 2011 presented an off-balance sheet risk to the extent of undisbursed funds in the amount of $2,074,000 and $2,492,000 respectively.

Deposits from certain officers and directors and/or their affiliated companies held by the Bank amounted to $3,493,000 and $3,890,000 at December 31, 2012 and 2011, respectively.

The total consolidated loans made by the bank at December 31, 2012, to its directors and executive officers as a group, members of their immediate families and companies in which they have a 10% or more ownership interest was $12,743,000 or approximately 17.1 percent of the Corporation’s total consolidated capital accounts. This amount also represented the largest amount of all these loans in 2012. These loans did not involve more than the normal risk of collectability nor did they present other unfavorable features.

14. REGULATORY MATTERS

Dividends paid by the Corporation are generally provided from dividends paid to it by the Bank. Under provisions of the Pennsylvania Banking Code, cash dividends may be paid by the Bank from accumulated net earnings (retained earnings) as long as minimum capital requirements are met. The minimum capital requirements stipulate that the Bank’s surplus or excess of capital be equal to the amount of capital stock. The Bank carries capital in excess of capital requirements. The Bank has a balance of $25.2 million in its retained earnings at December 31, 2012, which is fully available for the payout of cash dividends. In order for the Corporation to maintain its financial holding company status, all banking subsidiaries must maintain a well capitalized status. The Corporation’s balance of retained earnings at December 31, 2012 is $44.7 million and would be available for the payout of cash dividends, although payment of dividends to such extent would not be prudent or likely. In 2009 the Federal Reserve Board notified all bank holding companies that dividends should be eliminated, deferred or significantly reduced if the bank holding company’s net income for the past four quarters, net of dividends paid during that period, is not sufficient to fully fund the dividends; the bank holding company’s prospective rate of earnings retention is not consistent with the bank holding company’s capital needs and overall, current and prospective financial condition; or the bank holding company will not meet or is in danger of meeting its minimum regulatory capital adequacy ratios.

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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier I Capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I Capital (as defined) to average assets (as defined). Management believes, as of December 31, 2012 and 2011, that the Corporation and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2012, the Bank was categorized as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table.

The following table reflects the Corporation’s actual consolidated capital amounts and ratios at December 31:

(In Thousands)	2012		2011
	Amount	Ratio	Amount	Ratio
Total Capital
(to Risk-weighted Assets)
Actual	$67,823	19.6%	$63,880	18.1%
For Capital Adequacy Purposes	27,745	8.0	28,177	8.0
To Be Well-Capitalized	34,682	10.0	35,222	10.0

Tier I Capital
(to Risk-weighted Assets)
Actual	$63,429	18.3%	$59,464	16.9%
For Capital Adequacy Purposes	13,873	4.0	14,089	4.0
To Be Well-Capitalized	20,809	6.0	21,133	6.0

Tier I Capital
(to Average Assets)
Actual	$63,429	10.4%	$59,464	9.7%
For Capital Adequacy Purposes	24,487	4.0	24,488	4.0
To Be Well-Capitalized	30,608	5.0	30,610	5.0

The Corporation’s capital ratios are not materially different from those of the Bank.

15. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND CONCENTRATIONS OF CREDIT RISK

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

The Corporation may require collateral or other security to support financial instruments with off-balance sheet credit risk. The contract or notional amounts at December 31, 2012 and 2011 were as follows:

(In Thousands)	2012	2011
Financial instruments whose contract amounts represents credit risk:
Commitments to extend credit	$69,897	$64,419
Standby letters of credit	3,313	5,212
Dealer floor plans	1,586	1,732
Loans held for sale	10,824	5,164

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

Standby letters of credit and commercial letters of credit are conditional commitments issued by the Corporation to guarantee payment to a third party when a customer either fails to repay an obligation or fails to perform some non-financial obligation. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Corporation holds collateral supporting those commitments for which collateral is deemed necessary. The extent of collateral held for those commitments at December 31, 2012 varied from 0 percent to 100 percent. The average amount collateralized was 47.6 percent.

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

16. FAIR VALUE MEASUREMENTS

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

The following table presents the assets reported on the consolidated statements of financial condition at their fair value as of December 31, 2012 and 2011 by level within the fair value hierarchy. As required by FASB ASC 820-10, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	December 31, 2012
(In Thousands)	Level I	Level II	Level III	Total

Assets Measured on a Recurring Basis:
Investment Securities, available-for-sale	$2,104	$168,340	$-	$170,444

	December 31, 2011
(In Thousands)	Level I	Level II	Level III	Total

Assets Measured on a Recurring Basis:
Investment Securities, available-for-sale	$1,842	$194,503	$-	$196,345

At December 31, 2012 and 2011, investments measured at fair value on a recurring basis and the valuation methods used are as follows:

	December 31, 2012
(In Thousands)	Level I	Level II	Level III	Total

Available for sale securities
Obligation of US Government Agencies
Mortgage-backed	$-	$100,977	$-	$100,977
Other	-	40,168	-	40,168
Obligations of state and political subdivisions	-	27,195	-	27,195
Equity securities	2,104	-	-	2,104
	$2,104	$168,340	$-	$170,444

	December 31, 2011
(In Thousands)	Level I	Level II	Level III	Total

Available for sale securities
Obligation of US Government Agencies
Mortgage-backed	$-	$99,493	$-	$99,493
Other	-	74,161	-	74,161
Obligations of state and political subdivisions	-	20,849	-	20,849
Equity securities	1,842	-	-	1,842
	$1,842	$194,503	$-	$196,345

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

The following table presents the assets reported on the consolidated statements of financial condition at their fair value on a non-recurring basis as of December 31, 2012 and 2011 by level within the fair value hierarchy. As required by FASB ASC 820-10, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	December 31, 2012
(In Thousands)	Level I	Level II	Level III	Total

Assets Measured on a Non-recurring Basis:
Impaired Loans	$-	$4,159	$-	$4,159
Loans Held for Sale	-	10,824	-	10,824
Mortgage Servicing Rights	-	820	-	820
Other Real Estate Owned	-	-	-	-
	$-	$15,803	$-	$15,803

	December 31, 2011
(In Thousands)	Level I	Level II	Level III	Total

Assets Measured on a Non-recurring Basis:
Impaired Loans	$-	$5,483	$-	$5,483
Loans Held for Sale	-	5,164	-	5,164
Mortgage Servicing Rights	-	622	-	622
Other Real Estate Owned	-	-	-	-
	$-	$11,269	$-	$11,269

17. ESTIMATED FAIR VALUES OF FINANCIAL INSTRUMENTS

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

At December 31, 2012 and 2011, the carrying values and estimated fair values of financial instruments are presented in the table below:

	2012		2011
(In Thousands)	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial Assets:
Cash and short-term instruments	$22,591	$22,591	$38,176	$38,176
Investment securities	170,444	170,444	196,345	196,345
Restricted securities	3,355	3,355	2,900	2,900
Loans held for sale	10,824	10,824	5,164	5,164
Loans, net	357,755	360,457	340,291	347,344
Cash surrender value of bank owned life insurance	14,975	14,975	14,413	14,413
Accrued interest receivable	1,592	1,592	1,328	1,328

Financial Liabilities:
Interest- bearing deposits	382,133	384,345	397,045	400,163
Noninterest- bearing deposits	80,895	80,895	85,334	85,334
Short-term borrowings	64,026	64,026	58,288	58,288
Long-term borrowings	4,112	4,242	6,118	6,323
Accrued interest payable	333	333	497	497

Off-Balance Sheet Assets (Liabilities):
Commitments to extend credit		$69,897		$64,419
Standby letters of credit		3,313		5,212
Dealer floor plans		1,586		1,732

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

DEPOSITS

The fair value of deposits with no stated maturity, such as Demand Deposits, Savings Accounts, and Money Market Accounts, was equal to the amount payable on demand at December 31, 2012 and 2011.

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

18. PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information for CCFNB Bancorp, Inc. (Parent Company only) was as follows:

BALANCE SHEETS	December 31,
(In Thousands)	2012	2011	2010
Assets
Cash	$95	$724	$530
Investment in subsidiary	71,745	67,821	68,763
Investment in other equity securities	2,103	1,842	2,084
Prepayments and other assets	595	1,028	1,121
Receivable from subsidiary	-	-	-
Total Assets	$74,538	$71,415	$72,498
Liabilities and Stockholders' Equity
Junior subordinate debentures	$-	$-	$4,640
Accrued expenses and other liabilities	2	-	4
Total Liabilities	2	-	4,644
Stockholders' Equity
Common stock	2,894	2,876	2,859
Surplus	28,931	28,421	27,964
Retained earnings	44,713	40,418	36,397
Accumulated other comprehensive income	2,046	2,260	2,221
Treasury stock	(4,048)	(2,560)	(1,587)
Total Stockholders' Equity	74,536	71,415	67,854
Total Liabilities and Stockholders' Equity	$74,538	$71,415	$72,498

STATEMENTS OF INCOME	Years Ended December 31,
(In Thousands)	2012	2011	2010
Income
Dividends from subsidiary bank	$2,858	$8,005	$3,130
Dividends - other	59	54	44
Securities losses, net	(36)	(103)	(42)
Total Income	2,881	7,956	3,132
Operating expenses	103	216	212
Income Before Taxes and Equity in Undistributed
Net Income of Subsidiary and Insurance Agency	2,778	7,740	2,920
Applicable income tax benefit	(41)	(103)	(14)
Income Before Equity in Undistributed Net Income of Subsidiary and Equity in Income from Insurance Agency	2,819	7,843	2,934
(Deficit) Equity in undistributed income of subsidiary	4,334	(1,067)	3,370
Equity in income from investment in insurance agency	-	-	-
Net Income	$7,153	$6,776	$6,304

STATEMENTS OF CASH FLOWS	Years Ended December 31,
(In Thousands)	2012	2011	2010
Operating Activities:
Net income	$7,153	$6,776	$6,304
Adjustments to reconcile net income to net cash provided by operating activities:
Securities losses (gains)	-	(2)	-
Impairment loss on securites	36	114	42
(Equity) Deficit in undistributed net income of subsidiary	(4,333)	1,067	(3,370)
Decrease in amounts due from subsidiary	-	-	109
Increase (Decrease) in income taxes and accrued expenses payable	333	(108)	(30)
Net Cash Provided By Operating Activities	3,189	7,847	3,055
Investing Activities:
Purchase of equity securities	-	(9)	(78)
Proceeds from sale of equity securities	-	250	-
Net Cash Provided By (Used In) Investing Activities	-	241	(78)
Financing Activities:
Repayment of junior subbordinate debentures	-	(4,640)	-
Acquisition of treasury stock	(1,488)	(973)	(1,050)
Proceeds from issuance of common stock	528	474	440
Cash dividends	(2,858)	(2,755)	(2,630)
Net Cash Used In Financing Activities	(3,818)	(7,894)	(3,240)
(Decrease) Increase in Cash and Cash Equivalents	(629)	194	(263)
Cash and Cash Equivalents at Beginning of Year	724	530	793
Cash and Cash Equivalents at End of Year	$95	$724	$530

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of CCFNB Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of CCFNB Bancorp, Inc. and Subsidiary as of December 31, 2012 and 2011, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2012. CCFNB Bancorp, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CCFNB Bancorp, Inc. and Subsidiary as of December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

/s/ J. H. Williams & Co., LLP

J. H. Williams & Co., LLP

Kingston, Pennsylvania

March 5, 2013

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

In accord with Commission requirements, the CEO and CFO note that, as of December 31, 2012, there have been no significant changes in Internal Controls or in other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

(b) Management’s Report on Internal Control Over Financial Reporting

Management of the Corporation is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Corporation’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management believes that, as of December 31, 2012, the Corporation’s internal control over financial reporting was effective.

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

/s/ Lance O. Diehl
President
Chief Executive Officer

Date: March 5, 2013

/s/ Jeffrey T. Arnold
Chief Financial Officer and Treasurer

Date: March 5, 2013

(c) Changes to Internal Control Over Financial Reporting

There were no changes in the Corporation’s internal control over financial reporting during the three months ended December 31, 2012 that have materially impacted, or are reasonably likely to material affect, the Corporation’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors

For information relating to the directors of the Corporation, the section captioned “Board of Directors” in the Corporation’s Proxy Statement for the 2013 Annual Meeting of Stockholders is incorporated by reference.

Executive Officers

For information relating to officers of the Corporation, the section captioned “Information About Executive Officers” in the Corporation’s Proxy Statement for the 2013 Annual Meeting of Stockholders is incorporated by reference.

Compliance with Section 16(a) of the Exchange Act

For information regarding compliance with Section 16(a) of the Exchange Act, the section captioned “Stock Ownership; Section 16(a) Beneficial Ownership Reporting Compliance” in the Corporation’s Proxy Statement for the 2013 Annual Meeting of Stockholders is incorporated by reference.

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

Corporate Governance

For information regarding the nominating and audit committees, the sections captioned “Corporate Governance”, “Board of Directors” and “Audit Committee Report”, in the Corporation’s Proxy Statement for the 2013 Annual Meeting of Stockholders are incorporated by reference.

Item 11. Executive Compensation

For information regarding executive compensation, the section captioned “Executive Compensation” in the Corporation’s Proxy Statement for the 2013 Annual meeting of Stockholders is incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership; Stock Owned By Certain Beneficial Owners” in the Corporation’s Proxy Statement for the 2013 Annual Meeting of Stockholders.

Security Ownership of Management Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership; Stock Owned by Directors and Executive Officers” in the Corporation’s Proxy Statement for the 2013 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, Director Independence

Certain Relationships and Related Transactions

For information relating to transactions with related persons, the section captioned “Executive Compensation; Certain Transactions and Relationships” in the Corporation’s Proxy Statement for the 2013 Annual Meeting of Stockholders is incorporated herein by reference.

Director Independence

For information regarding director independence, the section captioned “Corporate Governance” in the Corporation’s Proxy Statement for the 2013 Annual Meeting of Stockholders is incorporated by reference.

Item 14. Principal Accounting Fees and Services

For information regarding the principal accounting fees and expenses, the section captioned “Independent Registered Public Accounting Firm; Fees Paid to J.H. Williams & Co., LLP” in the Corporation’s Proxy Statement for the 2013 Annual Meeting of Stockholders is incorporated by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report:

1. The following financial statements are filed herewith in Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheet as of December 31, 2012 and 2011

Consolidated Statement of Income for the Years Ended December 31, 2012, 2011 and 2010

Consolidated Statement of Changes in Stockholders’ Equity for the Years Ended December 31, 2012, 2011 and 2010

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2012, 2011 and 2010

Consolidated Statement of Cash Flows for the Years Ended December 31, 2012, 2011 and 2010

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

CCFNB BANCORP, INC.

(Registrant)

By:	/s/ Lance O. Diehl	Date: March 5, 2013
Lance O. Diehl
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Robert W. Brewington, Jr.	Date: March 5, 2013
Robert W. Brewington, Jr.
Director

By:	/s/ Lance O. Diehl	Date: March 5, 2013
Lance O. Diehl
President, Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Robert W. Dillon	Date: March 5, 2013
Robert W. Dillon
Director

By:	/s/ Frank D. Gehrig	Date: March 5, 2013
Frank D. Gehrig
Director

By:	/s/ William F. Gittler	Date: March 5, 2013
William F. Gittler
Director

By:	/s/ Glenn E. Halterman	Date: March 5, 2013
Glenn E. Halterman
Director, Chairman of the Board

By:	/s/ Elwood R. Harding, Jr.	Date: March 5, 2013
Elwood R. Harding, Jr.
Director, Vice Chairman of the Board

By:	/s/ Joanne I. Keenan	Date: March 5, 2013
Joanne I. Keenan
Director

By:	/s/ Willard H. Kile, Jr.	Date: March 5, 2013
Willard H. Kile, Jr.
Director

By:	/s/ W. Bruce McMichael, Jr.	Date: March 5, 2013
W. Bruce McMichael, Jr.
Director

By:	/s/ Mary Ann B. Naugle	Date: March 5, 2013
Mary Ann B. Naugle
Director

By:	/s/ Andrew B. Pruden	Date: March 5, 2013
Andrew B. Pruden
Director

By:	/s/ Charles B. Pursel	Date: March 5, 2013
Charles B. Pursel
Director

By:	/s/ Steven H. Shannon	Date: March 5, 2013
Steven H. Shannon
Director

By:	/s/ Jeffrey T. Arnold	Date: March 5, 2013
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

————————————————————

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

