Form 10-Q
period 2013-03-31
CCFNB BANCORP INC
filed 2013-05-13
CIK 731122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013.

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

Yes ☐   No ☒

On May 1, 2013, there were 2,181,362 shares of the Registrant’s common stock outstanding, par value $1.25.

CCFNB Bancorp, Inc. and Subsidiary

PART I Financial Information

Item 1. Financial Statements

CCFNB Bancorp, Inc.

Consolidated Balance Sheets

	(Unaudited)
	March 31,	December 31,
(In Thousands)	2013	2012

ASSETS
Cash and due from banks	$17,200	$10,391
Interest-bearing deposits in other banks	9,076	10,146
Federal funds sold	541	2,054
Total cash and cash equivalents	26,817	22,591

Investment securities, available for sale, at fair value	185,705	170,444
Restricted securities, at cost	3,525	3,355
Loans held for sale	3,259	10,824
Loans, net of unearned income	360,290	363,941
Less: Allowance for loan losses	6,164	6,186
Loans, net	354,126	357,755
Premises and equipment, net	11,797	11,935
Accrued interest receivable	1,694	1,592
Cash surrender value of bank-owned life insurance	15,122	14,975
Investment in limited partnerships	1,360	1,413
Intangible Assets:
Core deposit	1,111	1,203
Goodwill	7,937	7,937
Prepaid FDIC assessment	793	864
Other assets	3,283	2,833
TOTAL ASSETS	$616,529	$607,721

LIABILITIES
Interest-bearing deposits	$389,905	$382,133
Noninterest-bearing deposits	80,085	80,895
Total deposits	469,990	463,028

Short-term borrowings	64,552	64,026
Long-term borrowings	4,111	4,112
Accrued interest payable	302	333
Other liabilities	2,348	1,686
TOTAL LIABILITIES	541,303	533,185

STOCKHOLDERS' EQUITY
Common stock, par value $1.25 per share; authorized 15,000,000 shares, issued 2,319,262 shares in 2013; and 2,315,646 shares in 2012	2,899	2,894
Surplus	29,060	28,931
Retained earnings	45,690	44,713
Accumulated other comprehensive income	1,921	2,046
Treasury stock, at cost; 137,900 shares in 2013 and 129,900 shares in 2012	(4,344)	(4,048)
TOTAL STOCKHOLDERS' EQUITY	75,226	74,536
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$616,529	$607,721

See accompanying notes to unaudited consolidated financial statements.

CCFNB Bancorp, Inc.

Consolidated Statements of Income

(Unaudited)

	For the Three Months Ended
(In Thousands, Except Per Share Data)	March 31,
	2013	2012
INTEREST AND DIVIDEND INCOME
Interest and fees on loans:
Taxable	$4,080	$4,240
Tax-exempt	263	282
Interest and dividends on investment securities:
Taxable	629	1,056
Tax-exempt	191	167
Dividend and other interest income	20	15
Federal funds sold	-	-
Deposits in other banks	14	18
TOTAL INTEREST AND DIVIDEND INCOME	5,197	5,778

INTEREST EXPENSE
Deposits	602	888
Short-term borrowings	46	79
Long-term borrowings	29	40
TOTAL INTEREST EXPENSE	677	1,007

NET INTEREST INCOME	4,520	4,771

PROVISION FOR LOAN LOSSES	30	30
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,490	4,741

NON-INTEREST INCOME
Service charges and fees	339	368
Gain on sale of loans	443	373
Earnings on bank-owned life insurance	122	126
Brokerage	118	98
Trust	150	149
Interchange fees	255	252
Other	226	228
TOTAL NON-INTEREST INCOME	1,653	1,594

NON-INTEREST EXPENSE
Salaries	1,650	1,606
Employee benefits	548	545
Occupancy	278	262
Furniture and equipment	281	278
State shares tax	166	160
Professional fees	168	163
Director's fees	68	63
FDIC assessments	79	80
Telecommunications	64	64
Amortization of core deposit intangible	92	109
Automated teller machine and interchange	129	185
Other	374	396
TOTAL NON-INTEREST EXPENSE	3,897	3,911

INCOME BEFORE INCOME TAX PROVISION	2,246	2,424
INCOME TAX PROVISION	549	606
NET INCOME	$1,697	$1,818

EARNINGS PER SHARE	$0.78	$0.82
CASH DIVIDENDS PER SHARE	$0.33	$0.31
WEIGHTED AVERAGE SHARES OUTSTANDING	2,184,833	2,206,959

See accompanying notes to the unaudited consolidated financial statements.

CCFNB Bancorp, Inc.

Consolidated Statements of Changes in Stockholders' Equity

(Unaudited)

					Accumulated
	Common				Other		Total
	Stock			Retained	Comprehensive	Treasury	Stockholders'
(In Thousands Except Per Share Data)	Shares	Amount	Surplus	Earnngs	Income	Stock	Equity
Balance, December 31, 2011	2,300,987	$2,876	$28,421	$40,418	$2,260	$(2,560)	$71,415
Comprehensive Income:
Net income				1,818			1,818
Change in net unrealized gain on investment securities available-for-sale, net of reclassification adjustment and tax effects.					(86)		(86)
Common stock issuance under dividend reinvestment and stock purchase plans	3,435	5	118				123
Recognition of employee stock purchase plan expense			1				1
Purchase of treasury stock (10,500 shares)						(380)	(380)
Cash dividends, ($0.31 per share)				(683)			(683)
Balance, March 31, 2012	2,304,422	$2,881	$28,540	$41,553	$2,174	$(2,940)	$72,208

Balance, December 31, 2012	2,315,646	$2,894	$28,931	$44,713	$2,046	$(4,048)	$74,536
Comprehensive Income:
Net income				1,697			1,697
Change in net unrealized gain on investment securities available-for-sale, net of reclassification adjustment and tax effects.					(125)		(125)
Common stock issuance under dividend reinvestment and stock purchase plans	3,616	5	127				132
Recognition of employee stock purchase plan expense			2				2
Purchase of treasury stock (8,000 shares)						(296)	(296)
Cash dividends, ($0.33 per share)				(720)			(720)
Balance, March 31, 2013	2,319,262	$2,899	$29,060	$45,690	$1,921	$(4,344)	$75,226

See accompanying notes to the unaudited consolidated financial statements.

CCFNB Bancorp, Inc.

Consolidated Statements of Comprehensive Income

(Unaudited)

(In Thousands)	For The Three Months Ended March 31,
	2013		2012

Net Income		$1,697		$1,818
Other comprehensive income:
Change in unrealized gain on investment securities available-for-sale	(189)		(130)
Realized (loss) gain included in net income	-		-
Other comprehensive loss before tax expense	(189)		(130)
Tax effect	(64)		(44)
Other comprehensive loss		(125)		(86)
Comprehensive income		$1,572		$1,732

See accompanying notes to the consolidated financial statements.

CCFNB Bancorp, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For The Three Months Ended March 31,
(In Thousands)	2013	2012

OPERATING ACTIVITIES
Net income	$1,697	$1,818
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	30	30
Depreciation and amortization of premises and equipment	174	172
Amortization and accretion on investment securities	253	174
Deferred income taxes	(75)	(110)
Gain on sale of loans	(443)	(373)
Proceeds from sale of mortgage loans	18,325	11,505
Originations of mortgage loans held for resale	(10,317)	(9,552)
Amortization of intangibles and invesment in limited partnerships	145	165
Increase in accrued interest receivable	(102)	(26)
Increase in cash surrender value of bank-owned life insurance	(147)	(152)
Decrease in accrued interest payable	(31)	(44)
Other, net	457	125
Net cash provided by operating activities	9,966	3,732
INVESTING ACTIVITIES
Investment securities available for sale:
Purchases	(32,356)	(50,427)
Proceeds from sales, maturities and redemptions	16,653	37,475
Purchase of restricted securities	(170)	(130)
Net increase in loans	3,566	1,669
Purchase of investment in limited partnership	-	-
Acquisition of premises and equipment	(36)	(459)
Net cash used in investing activities	(12,343)	(11,872)
FINANCING ACTIVITIES
Net increase in deposits	6,962	797
Net increase in short-term borrowings	526	1,177
Repayment of long-term borrowings	(1)	(2)
Acquisition of treasury stock	(296)	(380)
Proceeds from issuance of common stock	132	123
Cash dividends paid	(720)	(683)
Net cash provided by financing activities	6,603	1,032
NET INCREASE IN CASH AND CASH EQUIVALENTS	4,226	(7,108)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	22,591	38,176
CASH AND CASH EQUIVALENTS, END OF PERIOD	$26,817	$31,068

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest paid	$708	$1,051
Income taxes paid	-	18
Securities acquired but not settled	-	7,351
Loans transferred to other real estate owned	33	95

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

SEGMENT REPORTING

The Bank acts as an independent community financial services provider, and offers traditional banking and related financial services to individual, business and government customers. Through its branch, remote capture, internet and mobile banking, telephone and automated teller machine network, the Bank offers a full array of commercial and retail financial services, including the taking of time, savings and demand deposits; the making of commercial, consumer and mortgage loans; and the providing of other financial services. The Bank also performs personal, corporate, pension and fiduciary services through its B.B.C.T., Co. as well as offers diverse investment products through its investment center.

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

RESTRICTED SECURITIES

Restricted equity securities consist of stock in the Federal Home Loan Bank of Pittsburgh (“FHLB – Pittsburgh”), and Atlantic Central Bankers Bank (“ACBB”) and do not have a readily determinable fair value because their ownership is restricted, and they can be sold back only to the FHLB-Pittsburgh, ACBB or to another member institution. Therefore, these securities are classified as restricted equity investment securities, carried at cost, and evaluated for impairment. At March 31, 2013, the Corporation held $3,490,100 in stock of the FHLB-Pittsburgh and $35,000 in stock of ACBB. At December 31, 2012, the Corporation held $3,320,000 in stock of FHLB-Pittsburgh and $35,000 in stock of ACBB.

The Corporation evaluated its holding of restricted stock for impairment and deemed the stock to not be impaired due to the expected recoverability of par value, which equals the value reflected within the Corporation’s financial statements. The decision was based on several items ranging from the estimated true economic losses embedded within FHLB’s mortgage portfolio to the FHLB’s liquidity position and credit rating. The Corporation utilizes the impairment framework outlined in GAAP to evaluate stock for impairment. The following factors were evaluated to determine the ultimate recoverability of the par value of the Corporation’s restricted stock holdings; (i) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted; (ii) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB; (iii) the impact of legislative and regulatory changes on the institutions and, accordingly, on the customer base of the FHLB; (iv) the liquidity position of the FHLB; and (v) whether a decline is temporary or whether it affects the ultimate recoverability of the FHLB stock based on (a) the materiality of the carrying amount to the member institution and (b) whether an assessment of the institution’s operational needs for the foreseeable future allow management to dispose of the stock. Based on the analysis of these factors, the Corporation determined that its holding of restricted stock was not impaired at March 31, 2013 and December 31, 2012.

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

INTANGIBLE ASSETS - GOODWILL

Goodwill represents the excess of the purchase price over the fair market value of net assets acquired. The Corporation has recorded net goodwill of $7,937,000 at March 31, 2013 and December 31, 2012 related to the 2008 acquisition of Columbia Financial Corporation and its subsidiary, First Columbia Bank & Trust Co. In accordance with current accounting standards, goodwill is not amortized. Management performs an annual evaluation for impairment. Any impairment of goodwill results in a charge to income. The Corporation periodically assesses whether events or changes in circumstances indicate that the carrying amounts of goodwill and other intangible assets may be impaired. Goodwill is tested for impairment at the reporting unit level and an impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value.  The Company employs general industry practices in evaluating the impairment of its goodwill and other intangible assets.  The Company calculates the value of goodwill using a combination of the following valuation methods: dividend discount analysis under the income approach, which calculates the present value of all excess cash flows plus the present value of a terminal value, the price/earnings multiple under the market approach and the change in control premium to market price approach.  Based upon these reviews, management determined there was no impairment of goodwill during 2012 or 2011.  No assurance can be given that future impairment tests will not result in a charge to earnings.

INTANGIBLE ASSETS – CORE DEPOSIT

The Corporation has an amortizable intangible asset related to the deposit premium paid for the acquisition of Columbia Financial Corporation’s subsidiary, First Columbia Bank & Trust Co. This intangible asset is being amortized on a sum of the years digits method over 10 years and has a carrying value of $1,111,000 as of March 31, 2013. At December 31, 2012, the intangible asset had a carrying value of $1,203,000. The recoverability of the carrying value is evaluated on an ongoing basis, and permanent declines in value, if any, are charged to expense. Amortization of the core deposit intangible amounted to $92,000 and $109,000 for the three months ended March 31, 2013 and 2012, respectively.

The estimated amortization expense of the core deposit intangible over its remaining life is as follows:

For the Year Ended:
Remainder of 2013	$276,000
2014	301,000
2015	234,000
2016	166,000
2017	99,000
Thereafter	35,000
Total	$1,111,000

OTHER REAL ESTATE OWNED

Real estate properties acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value on the date of foreclosure establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less cost to sell and is included in other assets. Revenues derived from and costs to maintain the assets and subsequent gains and losses on sales are included in other non-interest income and expense. Other real estate owned amounted to $33,000 as of March 31, 2013 and $0 as of December 31, 2012.

BANK OWNED LIFE INSURANCE

The Corporation invests in Bank Owned Life Insurance (BOLI). Purchase of BOLI provides life insurance coverage on certain present and retired employees and Directors with the Bank being owner and primary beneficiary of the policies.

INVESTMENTS IN LIMITED PARTNERSHIPS

The Corporation is a limited partner in four partnerships at March 31, 2013 that provide low income housing in the Corporation’s geographic market area. The investments are accounted for under the effective yield method. Under the effective yield method, the Corporation recognizes tax credits as they are allocated and amortizes the initial cost of the investment to provide a constant effective yield over the period that the tax credits are allocated to the Corporation. Under this method, the tax credits allocated, net of any amortization of the investment in the limited partnerships, are recognized in the consolidated statements of income as a component of income tax expense. The amount of tax credits allocated to the Corporation was $269,000 and the amortization of the investments in limited partnerships was $53,000 and $56,000 for the three months ended March 31, 2013 and 2012, respectively. The carrying value of the Corporation’s investments in limited partnerships was $1,360,000 at March 31, 2013 and $1,413,000 at December 31, 2012.

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

The Corporation and the Bank are subject to U.S. federal income tax and Commonwealth of Pennsylvania tax. The Corporation is no longer subject to examination by Federal or State taxing authorities for the years before 2007. At March 31, 2013 and December 31, 2012 the Corporation did not have any unrecognized tax benefits. The Corporation does not expect the amount of any unrecognized tax benefits to significantly increase in the next twelve months. The Corporation recognizes interest related to income tax matters as interest expense and penalties related to income tax matters as other noninterest expense. At March 31, 2013 and December 31, 2012, the Corporation did not have any amounts accrued for interest and/or penalties.

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

ADVERTISING COSTS

It is the Corporation’s policy to expense advertising costs in the period in which they are incurred. Advertising expense for the three months ended March 31, 2013 and 2012 was approximately $48,000 and $47,000, respectively.

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

In April 2011, the FASB issued guidance within the ASU 2011-04, “Amendments to Achieve Common Fair Value measurement and Disclosure Requirements in U.S. GAAP and IFRSs”. This ASU amends existing guidance regarding the highest and best use and valuation assumption by clarifying these concepts are only applicable to measuring the fair value of nonfinancial assets. The ASU also clarifies that the fair value measurement of financial assets and financial liabilities which have offsetting market risks or counterparty credit risks that are managed on a portfolio basis, when several criteria are met, can be measured at the net risk position. Additional disclosures about Level 3 fair value measurements are required including a quantitative disclosure of the unobservable inputs and assumptions used in the measurement, a description of the valuation process in place, and discussion of the sensitivity of fair value changes in unobservable inputs and interrelationships about those inputs as well as disclosure of the level of the fair value of items that are not measured at fair value in the financial statements but disclosure of fair value if required. ASU 2011-04 was effective for the Corporation’s reporting period beginning after December 15, 2011, and will be applied prospectively. The Corporation has adopted this guidance and the adoption of this guidance did not have any impact on the Corporation’s consolidated statement of income, its consolidated balance sheet or its consolidated statement of cash flows.

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

In September 2011, the FASB issued an update ASU 2011-08, “Testing Goodwill for Impairment”, to simplify the current two-step goodwill impairment test in FASB ASC Topic 350-20, “Intangibles – Goodwill and Other: Goodwill”. This update permits entities to first perform a qualitative assessment to determine whether it is more likely than not (likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. If the entity determines that it is more likely than not that the fair value or a reporting unit is less than its carrying amount, it would then perform the first step of the goodwill impairment test; otherwise, no further impairment test would be required. This guidance is effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Corporation has adopted this guidance and the adoption of this guidance did not have any impact on its consolidated financial statements.

RECLASSIFICATIONS

Certain amounts in the consolidated financial statements of the prior periods have been reclassified to conform to presentations used in the 2013 consolidated financial statements. Such reclassifications had no effect on the Corporation's consolidated financial condition or net income.

2. INVESTMENT SECURITIES AVAILABLE-FOR-SALE

The amortized cost, related estimated fair value, and unrealized gains and losses for investment securities were as follows at March 31, 2013 and December 31, 2012:

(In Thousands)	March 31, 2013
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Obligation of U.S.Government Corporations and Agencies:
Mortgage-backed	$110,840	$1,942	$(146)	$112,636
Other	43,000	147	(4)	43,143
Obligations of state and political subdivisions	26,971	675	(34)	27,612
Total debt securities	180,811	2,764	(184)	183,391
Marketable equity securities	1,983	433	(102)	2,314
Total investment securities AFS	$182,794	$3,197	$(286)	$185,705

(In Thousands)	December 31, 2012
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Obligation of U.S.Government Corporations and Agencies:
Mortgage-backed	$98,938	$2,121	$(82)	$100,977
Other	40,000	193	(25)	40,168
Obligations of state and political subdivisions	26,422	785	(12)	27,195
Total debt securities	165,360	3,099	(119)	168,340
Marketable equity securities	1,983	299	(178)	2,104
Total investment securities AFS	$167,343	$3,398	$(297)	$170,444

Securities available-for-sale with an aggregate fair value of $108,495,000 and $110,103,000 at March 31, 2013 and December 31, 2012, respectively, were pledged to secure public funds, trust funds, securities sold under agreements to repurchase and other balances of $89,655,000 and $88,508,000 at March 31, 2013 and December 31, 2012, respectively, as required by law.

The amortized cost and estimated fair value of investment securities, by expected maturity, are shown below at March 31, 2013. Expected maturities on debt securities will differ from contractual maturities, because some borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Other securities and marketable equity securities are not considered to have defined maturities and are included in the “Due after ten years” category:

			Weighted
(In Thousands)	Amortized	Estimated	Average
	Cost	Fair Value	Yield
Due in one year or less	$3,441	$3,463	1.44%
Due after one year to five years	37,529	37,818	1.24%
Due after five years to ten years	30,657	31,330	2.57%
Due after ten years	111,167	113,094	1.99%
Total	$182,794	$185,705

There were no aggregate investments with a single issuer (excluding the U. S. Government and its Agencies) which exceeded ten percent of consolidated stockholders’ equity at March 31, 2013 or December 31, 2012. The quality rating of all obligations of state and political subdivisions were “A” or higher, as rated by Moody’s or Standard and Poors. The only exceptions were local issues which were not rated, but were secured by the full faith and credit obligations of the communities that issued these securities. All of the state and political subdivision investments were actively traded in a liquid market.

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

The following summary shows the gross unrealized losses and fair value, aggregated by investment category of those individual securities that have been in a continuous unrealized loss position for less than or more than 12 months as of March 31, 2013 and December 31, 2012:

	March 31, 2013
(In Thousands)	Less than Twelve Months		Twelve Months or Greater		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	$34,861	$145	$343	$1	$35,204	$146
Other	1,996	4	-	-	1,996	4
Obligations of state and political subdivisions	5,888	34	-	-	5,888	34
Total debt securities	42,745	183	343	1	43,088	184
Equity securities	161	8	353	94	514	102
Total	$42,906	$191	$696	$95	$43,602	$286

	December 31, 2012
(In Thousands)	Less than Twelve Months		Twelve Months or Greater		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	$16,789	$79	$360	$3	$17,149	$82
Other	5,975	25	-	-	5,975	25
Obligations of state and political subdivisions	2,062	12	-	-	2,062	12
Total debt securities	24,826	116	360	3	25,186	119
Equity securities	258	29	451	149	709	178
Total	$25,084	$145	$811	$152	$25,895	$297

At March 31, 2013, the Corporation had a total of 281 individual debt securities and 44 individual equity security positions. At March 31, 2013, there were a total of 32 individual debt securities and 5 individual equity securities that were in a continuous unrealized loss position for less than twelve months. At March 31, 2013, there were a total of 1 debt security and a total of 11 individual equity securities in a continuous loss position for greater than twelve months.

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

The Corporation’s marketable equity securities consist of common stock positions in various Commercial Banks, Savings and Loans/Thrifts, and Diversified Financial Service Corporations varying in asset size and geographic region. The following tables display the Corporation’s holdings of these securities by asset size and geographic region as of March 31, 2013:

	March 31, 2013
(In Thousands)		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
Asset size($)	Cost	Gains	Losses	Value

Under $1 Billion	$390	$158	$(20)	$528
$1 to $5 Billion	308	79	(9)	378
$6 to $100 Billion	455	64	(42)	477
Over $100 Billion	830	132	(31)	931
	$1,983	$433	$(102)	$2,314

	March 31, 2013
(In Thousands)		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
Geographic Region	Cost	Gains	Losses	Value

Eastern U.S.	$969	$246	$(71)	$1,144
Southeastern U.S.	110	10	(1)	119
Western U.S.	53	1	-	54
National	851	176	(30)	997
	$1,983	$433	$(102)	$2,314

The fair market value of the equity securities tends to fluctuate with the overall equity markets as well as the trends specific to each institution. The equity securities portfolio is reviewed in a similar manner as that of the debt securities with greater emphasis placed on the length of time the market value has been less than the carrying value and the financial sector outlook. The Corporation also reviews dividend payment activities, levels of non performing assets and loan loss reserves. The starting point for the equity analysis is the length and severity of market value decline. The Corporation and an independent consultant monitor the entire portfolio quarterly with particular attention given to securities in a continuous loss position of at least ten percent for over twelve months. During 2012, impairment was recognized on a few securities which management believed that a sufficient amount of credit damage had occurred relative to the issuer’s capital position to render the security unlikely to recover to our cost within the near term. For the three months ended March 31, 2013 and 2012, the Corporation did not record an other-than-temporary impairment related to the investment in these equity securities. The Corporation evaluated the near-term prospects of the issuer in relation the severity and duration of the market value decline as well as the other attributes listed above. Based on that evaluation and the Corporation’s ability and intent to hold these equity securities for a reasonable period of time sufficient for a forecasted recovery of fair value, the Corporation does not consider these equity securities to be other-than-temporarily impaired at March 31, 2013.

3. LOANS

Major classifications of loans at March 31, 2013 and December 31, 2012 consisted of:

(In Thousands)
	2013	2012
Commercial, financial and agricultural	$40,661	$42,547
Tax-exempt	28,923	27,625
Commercial real estate:
Commercial mortgages	91,007	93,392
Other construction and land development loans	9,458	10,144
Secured by farmland	6,519	6,510
Consumer real estate:
Home equity loans	16,335	16,696
Home equity lines of credit	17,061	17,117
1-4 family residential mortgages	139,580	146,092
Construction	8,215	8,656
Installment loans to individuals	5,790	5,986
Unearned discount	-	0
Gross loans	$363,549	$374,765

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

The Corporation contracts an independent third party consultant that reviews and validates the credit risk program on an annual basis. Results of these reviews are presented to management. The loan review process complements and reinforces the risk identification and assessment decisions made by lenders and credit personnel, as well as the Corporation’s loan policies and procedures.

Real estate loans held-for-sale in the amount of $3,259,000 at March 31, 2013 and $10,824,000 at December 31, 2012 are included in consumer real estate loans above and are carried at the lower of cost or market.

The aggregate amount of demand deposits that have been reclassified as consumer loan balances at March 31, 2013 and December 31, 2012 amounted to $73,000 and $120,000, respectively.

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

As of March 31, 2013, based on the most recent credit analysis performed, the risk category of loans by class of loans (including loans held for sale) is a follows:

	March 31, 2013
	Commercial,
	Financial &	Commercial	Consumer	Installment Loans
(In Thousands)	Agricultural	Real Estate	Real Estate	to Individuals	Total
Pass	$67,392	$95,745	$179,076	$5,769	$347,982
Special Mention	510	2,131	-	-	2,641
Substandard	1,682	9,108	2,115	21	12,926
Doubtful	-	-	-	-	-
Total	$69,584	$106,984	$181,191	$5,790	$363,549

As of December 31, 2012, based on the most recent analysis performed, the risk category of loans by class of loans (including loans held for sale) is as follows:

	December 31, 2012
	Commercial,
	Financial &	Commercial	Consumer	Installment Loans
(In Thousands)	Agricultural	Real Estate	Real Estate	to Individuals	Total
Pass	$67,772	$97,156	$186,404	$5,965	$357,297
Special Mention	509	2,214	-	-	2,723
Substandard	1,891	10,676	2,157	21	14,745
Doubtful	-	-	-	-	-
Total	$70,172	$110,046	$188,561	$5,986	$374,765

Concentrations of Credit Risk

Most of the Corporation’s lending activity occurs within the Bank’s primary market area which encompasses Columbia County, a 484 square mile area located in North Central Pennsylvania. The majority of the Corporation’s loan portfolio consists of commercial real estate and consumer real estate loans. As of March 31, 2013 and December 31, 2012, there were no concentrations of loans related to any single industry in excess of 10% of total loans.

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

Non-accrual loans, segregated by class of loans, were as follows as of March 31, 2013 and December 31, 2012:

(In Thousands)	March 31, 2013	December 31, 2012
Commercial, financial and agricultural	$430	$586
Tax-exempt	-	-
Commercial real estate:
Commercial mortgages	1,169	1,192
Other construction and land development loans	-	-
Secured by farmland	-	-
Consumer real estate:
Home equity loans	233	279
Home equity lines of credit	-	-
1-4 family residential mortgages	1,095	1,123
Construction	-	-
Installment loans to individuals	35	36

Total	$2,962	$3,216

At March 31, 2013 and December 31, 2012, there were no significant commitments to lend additional funds with respect to non-accrual and restructured loans.

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

An aging analysis of past due loans, segregated by class of loans, as of March 31, 2013 and December 31, 2012 were as follows:

	March 31, 2013
	Loans					Accruing Loans
(In Thousands)	30-89 Days		Total Past	Current	Total	90 or more
	Past Due	Non-accrual	Due Loans	Loans	Loans	Days Past Due
Commercial, financial and agricultural	$24	$430	$454	$40,207	$40,661	$-
Tax-exempt	-	-	-	28,923	28,923	-
Commercial real estate:
Commercial mortgages	40	1,169	1,209	89,798	91,007	-
Other construction and land development loans	-	-	-	9,458	9,458	-
Secured by farmland	-	-	-	6,519	6,519	-
Consumer real estate:
Home equity loans	-	233	233	16,102	16,335	-
Home equity lines of credit	15	-	15	17,046	17,061	-
1-4 family residential mortgages	195	1,095	1,290	138,290	139,580	-
Construction	-	-	-	8,215	8,215	-
Installment loans to individuals	55	35	90	5,700	5,790	-
Unearned discount	-	-	-	-	0
Gross loans	$329	$2,962	$3,291	$360,258	$363,549	$-

	December 31, 2012
	Loans					Accruing Loans
(In Thousands)	30-89 Days		Total Past	Current	Total	90 or more
	Past Due	Non-accrual	Due Loans	Loans	Loans	Days Past Due
Commercial, financial and agricultural	$69	$586	$655	$41,892	$42,547	$-
Tax-exempt	-	-	-	27,625	27,625	-
Commercial real estate:
Commercial mortgages	379	1,192	1,571	91,821	93,392	-
Other construction and land development loans	-	-	-	10,144	10,144	-
Secured by farmland	-	-	-	6,510	6,510	-
Consumer real estate:
Home equity loans	194	279	473	16,223	16,696	-
Home equity lines of credit	-	-	-	17,117	17,117	-
1-4 family residential mortgages	1,557	1,123	2,680	143,412	146,092	-
Construction	-	-	-	8,656	8,656	-
Installment loans to individuals	17	36	53	5,933	5,986	-
Unearned discount	-	-	-	-	0
Gross loans	$2,216	$3,216	$5,432	$369,333	$374,765	$-

There were no loans past due 90 days and still accruing interest at March 31, 2013 and December 31, 2012.

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

No additional charge to operations was required to provide for these impaired loans as the specifically allocated allowance of $626,000 at March 31, 2013, is estimated by management to be adequate to provide for the loan loss allowance associated with these impaired loans.

Impaired loans are set forth in the following table as of March 31, 2013 and December 31, 2012:

	March 31, 2013
	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment	Total
(In Thousands)	Principal	With No	With	Recorded	Related
	Balance	Allowance	Allowance	Investment	Allowance
Commercial, financial and agricultural	$706	$274	$432	$706	$96
Tax-exempt	-	-	-	-	-
Commercial real estate:
Commercial mortgages	1,328	192	1,136	1,328	348
Other construction and land development loans	-	-	-	-	-
Secured by farmland	445	445	-	445	-
Consumer real estate:
Home equity loans	278	84	194	278	131
Home equity lines of credit	-	-	-	-	-
1-4 family residential mortgages	1,116	753	363	1,116	36
Construction	-	-	-	-	-
Installment loans to individuals	21	-	21	21	15
Gross loans	$3,894	$1,748	$2,146	$3,894	$626

	December 31, 2012
	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment	Total
(In Thousands)	Principal	With No	With	Recorded	Related
	Balance	Allowance	Allowance	Investment	Allowance
Commercial, financial and agricultural	$863	$423	$440	$863	$105
Tax-exempt	-	-	-	-	-
Commercial real estate:
Commercial mortgages	1,357	200	1,157	1,357	369
Other construction and land development loans	-	-	-	-	-
Secured by farmland	448	448	-	448	-
Consumer real estate:
Home equity loans	325	122	203	325	140
Home equity lines of credit	-	-	-	-	-
1-4 family residential mortgages	1,145	768	377	1,145	64
Construction	-	-	-	-	-
Installment loans to individuals	21	-	21	21	15
Gross loans	$4,159	$1,961	$2,198	$4,159	$693

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

The following table details activity in the allowance for possible loan losses by portfolio segment for the three months ended March 31, 2013 and 2012. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

(In Thousands)	March 31, 2013
	Commercial	Commercial	Consumer	Installment
	Financial &	Real	Real	Loans
	Agricultural	Estate	Estate	Individuals	Unallocated	Total
Balance, beginning of year	$870	$2,220	$1,741	$98	$1,257	$6,186
Provision charged to operations	(27)	(125)	(157)	-	339	30
Loans charged off	(24)	-	(26)	(6)	-	(56)
Recoveries	-	-	1	3	-	4
Ending balance	$819	$2,095	$1,559	$95	$1,596	6,164

Ending balance individually evaluated for impairment	$96	$348	$167	$15	$-	$626

Ending balance collectively evaluated for impairment	$723	$1,747	$1,392	$80	$1,596	$5,538

(In Thousands)	March 31, 2012
	Commercial	Commercial	Consumer	Installment
	Financial &	Real	Real	Loans
	Agricultural	Estate	Estate	Individuals	Unallocated	Total
Balance, beginning of year	$959	$1,701	$1,635	$131	$957	$5,383
Provision charged to operations	(80)	7	(69)	(5)	177	30
Loans charged off	-	-	-	(8)	-	(8)
Recoveries	-	-	6	8	-	14
Ending balance	$879	$1,708	$1,572	$126	$1,134	5,419

Ending balance individually evaluated for impairment	$124	$277	$298	$20	$-	$719

Ending balance collectively evaluated for impairment	$755	$1,431	$1,274	$106	$1,134	$4,700

The Corporation’s recorded investment in loans as of March 31, 2013 and December 31, 2012 related to each balance in the allowance for possible loan losses by portfolio segment and disaggregated on the basis of the Corporation’s impairment methodology was as follows:

(In Thousands)	March 31, 2013
	Commercial	Commercial	Consumer	Installment
	Financial &	Real	Real	Loans
	Agricultural	Estate	Estate	Individuals	Total
Ending balance individually evaluated for impairment	$706	$1,773	$1,394	$21	$3,894

Ending balance collectively evaluated for impairment	68,878	105,211	179,797	5,769	359,655

Ending balance	$69,584	$106,984	$181,191	$5,790	$363,549

(In Thousands)	December 31, 2012
	Commercial	Commercial	Consumer	Installment
	Financial &	Real	Real	Loans
	Agricultural	Estate	Estate	Individuals	Total
Ending balance individually evaluated for impairment	$863	$1,805	$1,470	$21	$4,159

Ending balance collectively evaluated for impairment	69,309	108,241	187,091	5,965	370,606

Ending balance	$70,172	$110,046	$188,561	$5,986	$374,765

Loan Modifications

From time to time, the Bank may agree to modify the contractual terms of a borrower’s loan. In cases where such modifications represent a concession to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring. Loans modified in a troubled debt restructuring are placed on nonaccrual status until the Bank determines the future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrate a period of performance according to the restructured terms of six months. Loan modifications considered troubled debt restructurings completed during the three months ended March 31, 2013 and 2012 were as follows:

(In Thousands)	2013
	Commercial	Commercial	Consumer	Installment
	Financial &	Real	Real	Loans
	Agricultural	Estate	Estate	Individuals	Total

Number of contracts	-	-	-	-	-

Pre-modification outstanding recorded investment	$-	$-	$-	$-	$-

Post-modification outstanding recorded investment	$-	$-	$-	$-	$-

(In Thousands)	2012
	Commercial	Commercial	Consumer	Installment
	Financial &	Real	Real	Loans
	Agricultural	Estate	Estate	Individuals	Total

Number of contracts	3	2	4	-	9

Pre-modification outstanding recorded investment	$242	$79	$280	$-	$601

Post-modification outstanding recorded investment	$242	$79	$280	$-	$601

4. SHORT-TERM BORROWINGS

Securities sold under agreements to repurchase and Federal Home Loan Bank advances generally represented overnight or less than 30-day borrowings. U.S. Treasury tax and loan notes for collections made by the Bank were payable on demand.

5. LONG-TERM BORROWINGS

Long-term borrowings consist of advances due to the FHLB - Pittsburgh.

6. DEFERRED COMPENSATION PLANS

The Bank has entered into certain non-qualified deferred compensation agreements with certain present and retired executive officers and directors. Expenses related to these non-qualified deferred compensation plans amounted to $42,000 and $44,000 for the three month periods ended March 31, 2013 and 2012, respectively.

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

The Corporation may require collateral or other security to support financial instruments with off-balance sheet credit risk. The contract or notional amounts at March 31, 2013 and December 31, 2012 were as follows:

(In Thousands)	2013	2012
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$91,210	$69,897
Standby letters of credit	2,428	3,313
Dealer floor plans	1,556	1,586
Loans held for sale	3,259	10,824

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

The Corporation granted commercial, consumer and residential loans to customers primarily within Pennsylvania. Of the total loan portfolio, 79.3% was for real estate loans, with the highest percentage being residential. It is the opinion of management that this high concentration did not pose an adverse credit risk. Further, it is management's opinion that the remainder of the loan portfolio is balanced and diversified to the extent necessary to avoid any significant concentration of credit.

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

The following table presents the assets reported on the consolidated statements of financial condition at their fair value as of March 31, 2013 and December 31, 2012 by level within the fair value hierarchy. As required by FASB ASC 820-10, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	March 31, 2013
(In Thousands)	Level I	Level II	Level III	Total

Assets Measured on a Recurring Basis:
Investment Securities, available-for-sale	$2,314	$183,391	$-	$185,705

	December 31, 2012
(In Thousands)	Level I	Level II	Level III	Total

Assets Measured on a Recurring Basis:
Investment Securities, available-for-sale	$2,104	$168,340	$-	$170,444

At March 31, 2013 and December 31, 2012, investments measured at fair value on a recurring basis and the valuation methods used are as follows:

	March 31, 2013
(In Thousands)	Level I	Level II	Level III	Total

Available for sale securities
Obligation of US Government Agencies
Mortgage-backed	$-	$112,636	$-	$112,636
Other	-	43,143	-	43,143
Obligations of state and political subdivisions	-	27,612	-	27,612
Equity securities	2,314	-	-	2,314
	$2,314	$183,391	$-	$185,705

	December 31, 2012
(In Thousands)	Level I	Level II	Level III	Total

Available for sale securities
Obligation of US Government Agencies
Mortgage-backed	$-	$100,977	$-	$100,977
Other	-	40,168	-	40,168
Obligations of state and political subdivisions	-	27,195	-	27,195
Equity securities	2,104	-	-	2,104
	$2,104	$168,340	$-	$170,444

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

The following table presents certain assets reported on the consolidated statements of financial condition at their fair value on a non-recurring basis as of March 31, 2013 and December 31, 2012 by level within the fair value hierarchy. As required by FASB ASC 820-10, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	March 31, 2013
(In Thousands)	Level I	Level II	Level III	Total

Assets Measured on a Non-recurring Basis:
Impaired Loans	$-	$3,894	$-	$3,894
Loans Held for Sale	-	3,259	-	3,259
Mortgage Servicing Rights	-	856	-	856
Other Real Estate Owned	-	33	-	33
	$-	$8,009	$-	$8,009

	December 31, 2012
(In Thousands)	Level I	Level II	Level III	Total

Assets Measured on a Non-recurring Basis:
Impaired Loans	$-	$4,159	$-	$4,159
Loans Held for Sale	-	10,824	-	10,824
Mortgage Servicing Rights	-	820	-	820
Other Real Estate Owned	-	-	-	-
	$-	$15,803	$-	$15,803

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

At March 31, 2013 and December 31, 2012, the carrying values and estimated fair values of financial instruments are presented in the table below:

	March 31, 2013		December 31, 2012
(In Thousands)	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial Assets:
Cash and short-term instruments	$26,817	$26,817	$22,591	$22,591
Investment securities	185,705	185,705	170,444	170,444
Restricted securities	3,525	3,525	3,355	3,355
Loans held for sale	3,259	3,259	10,824	10,824
Loans, net	354,126	356,545	357,755	360,457
Cash surrender value of bank owned life insurance	15,122	15,122	14,975	14,975
Accrued interest receivable	1,694	1,694	1,592	1,592

Financial Liabilities:
Interest-bearing deposits	389,905	392,232	382,133	384,345
Noninterest- bearing deposits	80,085	80,085	80,895	80,895
Short-term borrowings	64,552	64,552	64,026	64,026
Long-term borrowings	4,111	4,267	4,112	4,242
Accrued interest payable	302	302	333	333

Off-Balance Sheet Assets (Liabilities):
Commitments to extend credit		$91,210		$69,897
Standby letters of credit		2,428		3,313
Dealer floor plans		1,556		1,586

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

DEPOSITS

The fair value of deposits with no stated maturity, such as Demand Deposits, Savings Accounts, and Money Market Accounts, was equal to the amount payable on demand at March 31, 2013 and December 31, 2012.

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

These consolidated interim financial statements have been prepared in accordance with requirements of Form 10-Q and therefore do not include all disclosures normally required by accounting principles generally accepted in the United States of America applicable to financial institutions as included with consolidated financial statements included in the Corporation's annual Form 10-K filing. The reader of these consolidated interim financial statements may wish to refer to the Corporation's annual report or Form 10-K for the period ended December 31, 2012 filed with the Securities and Exchange Commission.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of CCFNB Bancorp, Inc.:

We have reviewed the consolidated balance sheet of CCFNB Bancorp, Inc. and Subsidiary as of March 31, 2013 and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for the three month periods ended March 31, 2013 and 2012. These consolidated interim financial statements are the responsibility of the management of CCFNB Bancorp, Inc. and Subsidiary.

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

We have previously audited, in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of CCFNB Bancorp, Inc. and Subsidiary as of December 31, 2012, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated March 5, 2013, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2012, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ J. H. Williams & Co., LLP

J.H. Williams & Co., LLP

Kingston, Pennsylvania

May 13, 2013

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT

Certain statements in this section and elsewhere in this Quarterly Report on Form 10-Q, other periodic reports filed by us under the Securities Exchange Act of 1934, as amended, and any other written or oral statements made by or on behalf of us may include “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 which reflect our current views with respect to future events and financial performance. Such forward looking statements are based on general assumptions and are subject to various risks, uncertainties, and other factors that may cause actual results to differ materially from the views, beliefs and projections expressed in such statements. These risks, uncertainties and other factors include, but are not limited to:

•	Our business and financial results are affected by business and economic conditions, both generally and specifically in the North Central Pennsylvania market in which we operate.

•	Changes in interest rates and valuations in the debt, equity and other financial markets.

•	Disruptions in the liquidity and other functioning of financial markets, including such disruptions in the market for real estate and other assets commonly securing financial products.

•	Actions by the Federal Reserve Board and other government agencies, including those that impact money supply and market interest rates.

•	Changes in our customers’ and suppliers’ performance in general and their creditworthiness in particular.

•	Changes in customer preferences and behavior, whether as a result of changing business and economic conditions or other factors.

•	Changes resulting from the enacted Dodd-Frank Wall Street Reform and Consumer Protection Act.

•	A continuation of recent turbulence in significant segments of the United States and global financial markets, particularly if it worsens, could impact our performance, both directly by affecting our revenues and the value of our assets and liabilities and indirectly by affecting our customers and suppliers and the economy generally.

•	Our business and financial performance could be impacted as the financial industry restructures in the current environment by changes in the competitive landscape.

•	Given current economic and financial market conditions, our forward-looking statements are subject to the risk that these conditions will be substantially different than we are currently expecting. These statements are based on our current expectations that interest rates will remain low throughout the remainder of 2013 and into 2014.

•	Legal and regulatory developments could have an impact on our ability to operate our businesses or our financial condition or results of operations or our competitive position or reputation. Reputational impacts, in turn, could affect matters such as business generation and retention, our ability to attract and retain management, liquidity and funding. These legal and regulatory developments could include: (a) the unfavorable resolution of legal proceedings or regulatory and other governmental inquiries; (b) increased litigation risk from recent regulatory and other governmental developments; (c) the results of the regulatory examination process, and regulators’ future use of supervisory and enforcement tools; (d) legislative and regulatory reforms, including changes to laws and regulations involving tax, pension, education and mortgage lending, the protection of confidential customer information, and other aspects of the financial institution industry; and (e) changes in accounting policies and principles.

•	Our business and operating results are affected by our ability to identify and effectively manage risks inherent in our businesses, including, where appropriate, through the effective use of third-party insurance and capital management techniques.

•	Our ability to anticipate and respond to technological changes can have an impact on our ability to respond to customer needs and to meet competitive demands.

•	Our ability to implement our business initiatives and strategies could affect our financial performance over the next several years.

•	Competition can have an impact on customer acquisition, growth and retention, as well as on our credit spreads and product pricing, which can affect market share, deposits and revenues.

•	Our business and operating results can also be affected by widespread natural disasters, terrorist activities or international hostilities, either as a result of the impact on the economy and capital and other financial markets generally or on us or on our customers and suppliers. During September 2011 Tropical Storm Lee caused flooding to portions of our operating area. Specifically two of our branch offices were impacted sustaining light to moderate damage. The Corporation’s insurance claim covered a significant portion of the damage. Our Benton office sustained light damage and was operational within a few days of the incident. Our Bloomsburg Market Street office, which is a leased facility, was reopened during the second quarter of 2012.

•	Exploration and drilling of the Marcellus Shale natural gas reserves in our market area may be affected by federal, state and local laws and regulations such as restrictions on production, permitting, changes in taxes and environmental protection, which could negatively impact our customers and, as a result, negatively impact our deposit volume and loan quality.

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

RESULTS OF OPERATIONS

NET INTEREST INCOME

2013 vs. 2012

Tax-equivalent net interest income, as reflected in the following tables, decreased $248 thousand to $4.8 million at March 31, 2013 when compared to the same 2012 time period. Reported tax-equivalent interest income decreased $578 thousand to $5.4 million for the three months ended March 31, 2013 when compared to the same 2012 time period. The decrease to interest income was primarily rate driven as maturing and called investment securities as well as loans repriced throughout the past year. Investment security tax-equivalent interest income for the three months ended March 31, 2013 decreased $386 thousand when compared to 2012 results. Loan interest income for the three months ended March 31, 2013 decreased $189 thousand when compared to 2012 results. Reported interest expense decreased $330 thousand to $677 thousand for the three months ended March 31, 2013 when compared to the same 2012 time period. The decrease was primarily rate driven as maturing time deposits re-priced during the year lowering the average rate paid on interest-bearing deposits to 0.63 percent for the three months ended March 31, 2013 from 0.89 percent at March 31, 2012. Net interest margin decreased to 3.39 percent at March 31, 2013 from 3.47 percent at March 31, 2012.

The following Average Balance Sheet and Rate Analysis table presents the average assets, actual income or expense and the average yield on assets, liabilities and stockholders' equity for the three months ended March 31, 2013 and 2012.

AVERAGE BALANCE SHEET AND RATE ANALYSIS

THREE MONTHS ENDED MARCH 31,

(In Thousands)	2013			2012
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(1)			(1)
ASSETS:
Tax-exempt loans	$29,286	$398	5.51%	$26,810	$427	6.41%
All other loans	337,047	4,080	4.91%	319,556	4,240	5.34%
Total loans (2)(3)(4)	366,333	4,478	4.96%	346,366	4,667	5.42%

Taxable securities	149,035	649	1.74%	180,816	1,071	2.37%
Tax-exempt securitites (3)	27,325	289	4.23%	21,482	253	4.71%
Total securities	176,360	938	2.13%	202,298	1,324	2.62%

Federal funds sold	2,067	1	0.20%	1,681	1	0.24%
Interest-bearing deposits	22,941	14	0.25%	27,958	17	0.24%

Total interest-earning assets	567,701	5,431	3.87%	578,303	6,009	4.17%

Other assets	45,670			44,710

TOTAL ASSETS	$613,371			$623,013

LIABILITIES:
Savings	$80,730	19	0.10%	$74,136	28	0.15%
Now deposits	77,627	14	0.07%	78,443	14	0.07%
Money market deposits	46,823	21	0.18%	45,868	25	0.22%
Time deposits	182,529	548	1.22%	202,027	821	1.63%
Total deposits	387,709	602	0.63%	400,474	888	0.89%

Short-term borrowings	64,195	46	0.29%	58,742	79	0.54%
Long-term borrowings	4,112	29	2.86%	6,117	40	2.63%
Total borrowings	68,307	75	0.45%	64,859	119	0.74%

Total interest-bearing liabilities	456,016	677	0.60%	465,333	1,007	0.87%

Demand deposits	78,834			81,176
Other liabilities	2,425			4,475
Stockholders' equity	75,096			72,029
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$612,371			$623,013
Interest rate spread (6)			3.27%			3.30%
Net interest income/margin (5)		$4,754	3.39%		$5,002	3.47%

(1)	Average volume information was compared using daily (or monthly) averages for interest-earning and bearing accounts. Certain balance sheet items utilized quarter-end balances for averages.
(2)	Interest on loans includes fee income.
(3)	Tax exempt interest revenue is shown on a tax-equivalent basis using a statutory federal income tax rate of 34 percent for 2013 and 2012.
(4)	Nonaccrual loans have been included with loans for the purpose of analyzing net interest earnings.
(5)	Net interest margin is computed by dividing annualized net interest income by total interest earning assets.
(6)	Interest rate spread represents the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.
28

Reconcilement of Taxable Equivalent Net Interest Income

(In Thousands)	2013	2012

Total interest income	$5,197	$5,778
Total interest expense	677	1,007

Net interest income	4,520	4,771
Tax equivalent adjustment	234	231

Net interest income
(fully taxable equivalent)	$4,754	$5,002

Rate/Volume Analysis

To enhance the understanding of the effects of volumes (the average balance of earning assets and costing liabilities) and average interest rate fluctuations on the consolidated balance sheet as it pertains to net interest income, the table below reflects these changes for 2013 versus 2012:

(In Thousands)	Three Months Ended March 31,
	2013 vs 2012
	Increase (Decrease)
	Due to
	Volume	Rate	Net
Interest income:
Loans, tax-exempt	$34	$(63)	$(29)
Loans	212	(372)	(160)
Taxable investment securities	(138)	(284)	(422)
Tax-exempt investment securities	62	(26)	36
Federal funds sold	-	-	-
Interest bearing deposits	(3)	-	(3)
Total interest-earning assets	167	(745)	(578)

Interest expense:
Savings	2	(11)	(9)
NOW deposits	-	-	-
Money market deposits	-	(4)	(4)
Time deposits	(59)	(214)	(273)
Short-term borrowings	4	(37)	(33)
Long-term borrowings, FHLB	(14)	3	(11)
Total interest-bearing liabilities	(67)	(263)	(330)
Change in net interest income	$234	$(482)	$(248)

PROVISION FOR LOAN LOSSES

2013 vs. 2012

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

Although management believes that it uses the best information available to make such determinations and that the allowance for loan losses is adequate at March 31, 2013, future adjustments could be necessary if circumstances or economic conditions differ substantially from the assumptions used in making the initial determinations. A downturn in the local economy or employment and delays in receiving financial information from borrowers could result in increased levels of nonperforming assets and charge-offs, increased loan loss provisions and reductions in interest income. Also, as part of the examination process, bank regulatory agencies periodically review the Bank’s loan loss allowance. The bank regulators could require the recognition of additions to the loan loss allowance based on their judgment of information available to them at the time of their examination.

The provision for loan losses amounted to $30,000 for both the three months ended March 31, 2013 and 2012. Management concluded the 2013 and 2012 increases of the provision were appropriate considering the gross loan growth experience, the level of nonperforming assets and the general condition of the national economy. Utilizing the resources noted above, management concluded that the allowance for loan losses remains at a level adequate to provide for probable losses inherent in the loan portfolio.

NON-INTEREST INCOME

2013 vs. 2012

Total non-interest income increased $59 thousand or 3.7 percent to $1.7 million for the three months ended March 31, 2013. The service charges and fees decreased $29 thousand or 7.9 percent to $339 thousand for the three months ended March 31, 2013. Gain on sale of loans increased $70 thousand or 18.8 percent from $373 thousand in 2012 to $443 thousand in 2013. Brokerage income increased $20 thousand or 20.4 percent from $98 thousand in 2012 to $118 thousand in 2013.

(In Thousands)	For The Three Months Ended
	March 31, 2013		March 31, 2012		Change
	Amount	% Total	Amount	% Total	Amount	%
Service charges and fees	$339	20.5%	$368	23.2%	$(29)	(7.9)%
Gain on sale of loans	443	26.8	373	23.4	70	18.8
Earnings on bank-owned life insurance	122	7.4	126	7.9	(4)	(3.2)
Brokerage	118	7.1	98	6.1	20	20.4
Trust	150	9.1	149	9.3	1	0.7
Interchange fees	255	15.4	252	15.8	3	1.2
Other	226	13.7	228	14.3	(2)	(0.9)
Total non-interest income	$1,653	100.0%	$1,594	100.0%	$59	3.7%

NON-INTEREST EXPENSE

2013 vs. 2012

Total non-interest expense decreased $14 thousand or 0.4 percent from $3.9 million in 2012. Salaries increased $44 thousand, employee benefits increased $3 thousand, occupancy increased $16 thousand, and furniture and fixtures increased $3 thousand.

One standard to measure non-interest expense is to express annualized non-interest expense as a percentage of average total assets. As of March 31, 2013 this percentage was 2.54 percent compared to 2.51 percent in 2012.

(In Thousands)	For The Three Months Ended
	March 31, 2013		March 31, 2012		Change
	Amount	% Total	Amount	% Total	Amount	%
Salaries	$1,650	42.4%	$1,606	41.2%	$44	2.7%
Employee benefits	548	14.1	545	13.9	3	0.6
Occupancy	278	7.1	262	6.7	16	6.1
Furniture and equipment	281	7.2	278	7.1	3	1.1
State shares tax	166	4.3	160	4.1	6	3.8
Professional fees	168	4.3	163	4.2	5	3.1
Directors fees	68	1.7	63	1.6	5	7.9
FDIC assessments	79	2.0	80	2.0	(1)	(1.3)
Telecommunications	64	1.6	64	1.6	-	-
Amortization of core deposit intangible	92	2.4	109	2.8	(17)	(15.6)
Automated teller machine and interchange	129	3.3	185	4.7	(56)	(30.3)
Other	374	9.6	396	10.1	(22)	(5.6)
Total non-interest expense	$3,897	100.0%	$3,911	100.0%	$(14)	(0.4)%

FINANCIAL CONDITION

Consolidated assets at March 31, 2013 were $616.5 million which represented an increase of $8.8 million from $607.7 million at December 31, 2012.

The loan-to-deposit ratio is a key measurement of liquidity. Our loan-to-deposit ratio decreased during the quarter ended March 31, 2013 to 77.4 percent compared to 80.9 percent at December 31, 2012.

INVESTMENTS

All of our securities are available-for-sale and are carried at estimated fair value. Available-for-sale securities are reported on the consolidated balance sheet at fair value with offsetting adjustments to deferred taxes and accumulated other comprehensive income. The possibility of material price volatility in a changing interest rate environment is offset by the availability to the Corporation of restructuring the portfolio for gap positioning at any time through the securities classified as available-for-sale. As reflected in the Consolidated Statements of Changes in Stockholders’ Equity, the impact of the fair value accounting was an unrealized gain, net of tax, on March 31, 2013 of $1,921,000 compared to an unrealized gain, net of tax, on December 31, 2012 of $2,046,000, which represents an unrealized loss, net of tax, of $125,000 for the three months ended March 31, 2013. The following table shows the amortized cost and estimated fair value of the investment securities as of the dates shown:

	March 31, 2013
(In Thousands)	Amortized	Estimated
	Cost	Fair Value
Obligation of U.S.Government Corporations and Agencies:
Mortgage-backed	$110,840	$112,636
Other	43,000	43,143
Obligations of state and political subdivisions	26,971	27,612
Total debt securities	180,811	183,391
Marketable equity securities	1,983	2,314
Total investment securities AFS	$182,794	$185,705

	December 31, 2012
(In Thousands)	Amortized	Estimated
	Cost	Fair Value
Obligation of U.S.Government Corporations and Agencies:
Mortgage-backed	$98,938	$100,977
Other	40,000	40,168
Obligations of state and political subdivisions	26,422	27,195
Total debt securities	165,360	168,340
Marketable equity securities	1,983	2,104
Total investment securities AFS	$167,343	$170,444

LOANS

The loan portfolio decreased 3.0 percent from $374.8 million at December 31, 2012 to $363.5 million at March 31, 2013. The percentage distribution in the loan portfolio was 79.3 percent in real estate loans at $288.2 million; 11.1 percent in commercial loans at $40.7 million; 1.6 percent in consumer loans at $5.8 million; and 8.0 percent in tax exempt loans at $28.9 million.

The following table presents the breakdown of loans by type as of the date indicated:

			Change
(In Thousands)	March 31, 2013	December 31, 2012	Amount	%

Commercial, financial and agricultural	$40,661	$42,547	$(1,886)	(4.4)%
Tax-exempt	28,923	27,625	1,298	4.7
Real estate	270,241	279,539	(9,298)	(3.3)
Real estate construction	17,673	18,800	(1,127)	(6.0)
Installment loans to individuals	5,790	5,986	(196)	(3.3)
Add (deduct): Unearned discount	0	0	-	-
Unamortized loan costs, net of fees	261	268	(7)	(2.6)
Gross loans	$363,549	$374,765	$(11,216)	(3.0)%

The following table presents the percentage distribution of loans by category as of the date indicated:

	March 31, 2013	December 31, 2012

Commercial, financial and agricultural	11.1%	11.4%
Tax-exempt	8.0	7.4
Real estate	74.4	74.7
Real estate construction	4.9	5.0
Installment loans to individuals	1.6	1.5
Gross loans	100.0%	100.0%

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses was $6.2 million at March 31, 2013, compared to $5.4 million at March 31, 2012. This allowance equaled 1.70 percent and 1.56 percent of total loans, net of unearned income, as of March 31, 2013 and 2012, respectively. The loan loss reserve is analyzed quarterly and reviewed by the Bank’s Board of Directors. No concentration or apparent deterioration in classes of loans or pledged collateral was evident. Delinquent loans, loan exceptions and certain large loans are addressed by the full Board no less than monthly to determine compliance with policies. Allowance for loan losses was considered adequate based on delinquency trends and actual loans written.

The following table presents a summary of the Bank’s loan loss experience as of the dates indicated:

(In Thousands)	For the Three Months Ended March 31,
	2013	2012
Average Loans Outstanding during the period	$366,333	$346,366

Balance, beginning of year	$6,186	$5,383
Provision charged to operations	30	30

Loans charged off:
Commercial, financial, and agricultural	(24)	-
Real estate mortgages	(26)	-
Installment loans to indiviuals	(6)	(8)

Recoveries:
Commercial, financial, and agricultural	-	-
Real estate mortgages	1	6
Installment loans to indiviuals	3	8

Balance, end of period	$6,164	$5,419

Ratio of net charge-offs to average loans outstanding during the period	0.01%	0.00%

NON-PERFORMING LOANS

As of March 31, 2013, loans 30 to 89 days past due totaled $329 thousand compared to $2.2 million at December 31, 2012. Non-accrual loans totaled $3.0 million at March 31, 2013 and $3.2 million at December 31, 2012.

The following table presents past due and non-accrual loans by loan type and in summary as of the dates indicated:

(In Thousands)	March 31, 2013	December 31, 2012

Commercial, financial and agricultural
Days 30-89	$24	$69
Days 90 plus	-	-
Non-accrual	430	586
Real estate
Days 30-89	250	2,130
Days 90 plus	-	-
Non-accrual	2,497	2,594
Installment loans to individuals
Days 30-89	55	17
Days 90 plus	-	-
Non-accrual	35	36
	$3,291	$5,432

Days 30-89	$329	$2,216
Days 90 plus	-	-
Non-accrual	2,962	3,216
	$3,291	$5,432
Troubled debt restructurings in compliance and not reported past due	$853	$860

Other real estate owned	$33	$-

DEPOSITS

Total average deposits decreased by 2.5 percent from $478.3 million at December 31, 2012 to $466.5 million at March 31, 2013. Average savings deposits increased 7.4 percent to $80.7 million at March 31, 2013 from $75.2 million at December 31, 2012. Average interest bearing time deposit accounts decreased 8.2 percent from $198.9 million at December 31, 2012 to $182.6 million at March 31, 2013.

The average balances and average rate paid on deposits are summarized as follows:

	March 31, 2013		December 31, 2012
		Average		Average	Change
(In Thousands)	Balance	Rate	Balance	Rate	Amount	%

Non-interest bearing	$78,834	-%	$80,268	-%	$(1,434)	(1.8)%
Savings	80,730	0.10	75,185	0.14	5,545	7.4
Now deposits	77,627	0.07	77,093	0.07	534	0.7
Money market deposits	46,823	0.18	46,854	0.20	(31)	(0.1)
Time deposits	182,529	1.22	198,895	1.44	(16,366)	(8.2)
Total deposits	$466,543	0.52%	$478,295	0.65%	$(11,752)	(2.5)%

BORROWED FUNDS

Average short-term borrowings, including securities sold under agreements to repurchase and day-to-day FHLB - Pittsburgh borrowings increased to $64.2 million at March 31, 2013 from $61.0 at December 31, 2012. Average long-term borrowings decreased $888 thousand.

The average balances are summarized as follows:

(In Thousands)	March 31, 2013		December 31, 2012		Change
	Amount	% Total	Amount	% Total	Amount	%
Short-term borrowings:
Securities sold under agreement to repurchase	$64,195	94.0%	$61,023	92.4%	$3,172	5.2%
Short-term borrowings, FHLB	-	-	-	-	-	-
U.S. Treasury tax and loan notes	-	-	-	-	-	-
Total short-term borrowings	64,195	94.0%	61,023	92.4%	3,172	5.2
Long-term borrowings, FHLB	4,112	6.0	5,000	7.6	(888)	(17.8)
Total borrowed funds	$68,307	100.0%	$66,023	100.0%	$2,284	3.5%

Short-term borrowings consisted of the following at March 31, 2013 and 2012:

	March 31, 2013
		Weighted	Maximum
(In Thousands)	Ending	Average	Month End	Average
	Balance	Balance	Balance	Rate
Securities sold under agreements to repurchase	$64,552	$64,195	$66,308	0.29%
Other short-term borrowings	-	-	-	0.00%
U.S. Treasury tax and loan notes	-	-	-	0.00%
Total	$64,552	$64,195	$66,308	0.29%

	March 31, 2012
		Weighted	Maximum
(In Thousands)	Ending	Average	Month End	Average
	Balance	Balance	Balance	Rate
Securities sold under agreements to repurchase	$59,465	$58,742	$61,616	0.54%
Other short-term borrowings	-	-	-	0.00%
U.S. Treasury tax and loan notes	-	-	-	0.00%
Total	$59,465	$58,742	$61,616	0.54%

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

As of March 31, 2013, the Bank was categorized as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios.

Our actual consolidated capital amounts and ratios as of March 31, 2013 and December 31, 2012 are in the following table:

(In Thousands)	2013		2012
	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-weighted Assets)

Actual	$68,802	20.7%	$67,823	19.6%
For Capital Adequacy Purposes	26,584	8.0	27,745	8.0
To Be Well-Capitalized	33,230	10.0	34,682	10.0

Tier I Capital (to Risk-weighted Assets)

Actual	$64,475	19.4%	$63,429	18.3%
For Capital Adequacy Purposes	13,292	4.0	13,873	4.0
To Be Well-Capitalized	19,938	6.0	20,809	6.0

Tier I Capital (to Average Assets)

Actual	$64,475	10.7%	$63,429	10.4%
For Capital Adequacy Purposes	24,133	4.0	24,487	4.0
To Be Well-Capitalized	30,166	5.0	30,608	5.0

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

At March 31, 2013, our cumulative gap positions and the potential earnings change resulting from a 400 basis point change in rates were both within the internal risk management guidelines.

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

No material changes in market risk occurred during the current period. A detailed discussion of market risk is provided in the Annual Report on Form 10-K for the period ended December 31, 2012.

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

The CEO and CFO have evaluated the changes to our internal controls over financial reporting that occurred during our fiscal Quarter Ended March 31, 2013, as required by paragraph (d) Rules 13a – 15 and 15d – 15 under the Securities Exchange Act of 1934, as amended, and have concluded that there were no changes that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1.A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect our business, financial condition or future results. At March 31, 2013 the risk factors of the Corporation have not changed materially from those in our Annual Report on Form 10-K, except as set forth below. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

	Total	Average	Total Number of	Maximum Number (or
	Number of	Price Paid	Shares (or Units)	Approximate Dollar Value)
	Shares (or	per Share	Purchased as Part of	of Shares (or Units) that
	Units)	(or Units)	Publicly Announced	May Yet Be Purchased
Period	Purchased	Purchased	Plans or Programs (1)	Under the Plans or Programs

Month #1 (January 1 - January 31, 2013)	-	-	-	70,100

Month #2 (February 1 - February 28, 2013)	-	-	-	70,100

Month #3 (March 1 - March 31, 2013)	8,000	$37.00	8,000	62,100

(1)	This program was announced in 2009 and represents the third buy-back program. The Board of Directors approved the purchase of 200,000 shares. There was no expiration date associated with this program.

The Corporation did not sell any unregistered securities during the quarter ended March 31, 2013.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report on Form 10-Q for the period ended March 31, 2013, to be signed on its behalf by the undersigned thereunto duly authorized.

CCFNB BANCORP, INC.
(Registrant)

By	/s/ Lance O. Diehl

Lance O. Diehl
President and CEO
(Principal Executive Officer)
Date: May 13, 2013

By	/s/ Jeffrey T. Arnold

Jeffrey T. Arnold, CPA, CIA
Chief Financial Officer and Treasurer
(Principal Financial Officer)
Date: May 13, 2013

