Form 10-Q
period 2013-06-30
CCFNB BANCORP INC
filed 2013-08-12
CIK 731122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013.

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

Yes ☐ No ☒

On August 1, 2013, there were 2,179,535 shares of the Registrant’s common stock outstanding, par value $1.25.

CCFNB Bancorp, Inc. and Subsidiary

PART I Financial Information

Item 1. Financial Statements

CCFNB Bancorp, Inc.

Consolidated Balance Sheets

	(Unaudited)
	June 30,	December 31,
(In Thousands)	2013	2012

ASSETS
Cash and due from banks	$10,395	$10,391
Interest-bearing deposits in other banks	7,018	10,146
Federal funds sold	165	2,054
Total cash and cash equivalents	17,578	22,591

Investment securities, available for sale, at fair value	183,799	170,444
Restricted securities, at cost	3,661	3,355
Loans held for sale	6,174	10,824
Loans, net of unearned income	377,483	363,941
Less: Allowance for loan losses	6,163	6,186
Loans, net	371,320	357,755
Premises and equipment, net	11,644	11,935
Accrued interest receivable	1,618	1,592
Cash surrender value of bank-owned life insurance	15,258	14,975
Investment in limited partnerships	1,307	1,413
Intangible Assets:
Core deposit	1,019	1,203
Goodwill	7,937	7,937
Prepaid FDIC assessment	-	864
Other assets	3,964	2,833
TOTAL ASSETS	$625,279	$607,721

LIABILITIES
Interest-bearing deposits	$399,424	$382,133
Noninterest-bearing deposits	76,615	80,895
Total deposits	476,039	463,028

Short-term borrowings	66,121	64,026
Long-term borrowings	3,110	4,112
Accrued interest payable	284	333
Other liabilities	4,993	1,686
TOTAL LIABILITIES	550,547	533,185

STOCKHOLDERS' EQUITY
Common stock, par value $1.25 per share; authorized 15,000,000 shares, issued 2,323,035 shares in 2013; and 2,315,646 shares in 2012	2,904	2,894
Surplus	29,195	28,931
Retained earnings	46,422	44,713
Accumulated other comprehensive income	764	2,046
Treasury stock, at cost; 143,500 shares in 2013 and 129,900 shares in 2012	(4,553)	(4,048)
TOTAL STOCKHOLDERS' EQUITY	74,732	74,536
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$625,279	$607,721

See accompanying notes to unaudited consolidated financial statements.

CCFNB Bancorp, Inc.

Consolidated Statements of Income

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
(In Thousands, Except Per Share Data)	June 30,		June 30,
	2013	2012	2013	2012
INTEREST AND DIVIDEND INCOME
Interest and fees on loans:
Taxable	$4,036	$4,337	$8,116	$8,577
Tax-exempt	267	274	530	556
Interest and dividends on investment securities:
Taxable	550	968	1,179	2,024
Tax-exempt	191	172	382	339
Dividend and other interest income	20	16	40	31
Federal funds sold	1	1	1	1
Deposits in other banks	8	7	22	25
TOTAL INTEREST AND DIVIDEND INCOME	5,073	5,775	10,270	11,553

INTEREST EXPENSE
Deposits	548	805	1,150	1,693
Short-term borrowings	47	40	93	119
Long-term borrowings	26	36	55	76
TOTAL INTEREST EXPENSE	621	881	1,298	1,888

NET INTEREST INCOME	4,452	4,894	8,972	9,665

PROVISION FOR LOAN LOSSES	30	30	60	60
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,422	4,864	8,912	9,605

NON-INTEREST INCOME
Service charges and fees	316	371	655	739
Gain on sale of loans	227	367	670	740
Earnings on bank-owned life insurance	117	133	239	259
Brokerage	118	127	236	225
Trust	136	151	286	300
Investment security losses	-	(17)	-	(17)
Interchange fees	285	264	540	516
Other	230	306	456	534
TOTAL NON-INTEREST INCOME	1,429	1,702	3,082	3,296

NON-INTEREST EXPENSE
Salaries	1,616	1,638	3,266	3,244
Employee benefits	541	528	1,089	1,073
Occupancy	289	256	567	518
Furniture and equipment	292	313	573	591
State shares tax	168	165	334	325
Professional fees	160	164	328	327
Director's fees	65	64	133	127
FDIC assessments	79	79	158	159
Telecommunications	68	63	132	127
Amortization of core deposit intangible	92	109	184	218
Automated teller machine and interchange	99	181	228	366
Other	466	492	840	888
TOTAL NON-INTEREST EXPENSE	3,935	4,052	7,832	7,963

INCOME BEFORE INCOME TAX PROVISION	1,916	2,514	4,162	4,938
INCOME TAX PROVISION	442	635	991	1,241
NET INCOME	$1,474	$1,879	$3,171	$3,697

EARNINGS PER SHARE	$0.67	$0.86	$1.45	$1.68
CASH DIVIDENDS PER SHARE	$0.34	$0.33	$0.67	$0.64
WEIGHTED AVERAGE SHARES OUTSTANDING	2,180,368	2,201,890	2,182,588	2,204,424

See accompanying notes to the unaudited consolidated financial statements.

CCFNB Bancorp, Inc.

Consolidated Statements of Changes in Stockholders' Equity

(Unaudited)

					Accumulated
	Common				Other		Total
	Stock			Retained	Comprehensive	Treasury	Stockholders'
(In Thousands Except Per Share Data)	Shares	Amount	Surplus	Earnngs	Income	Stock	Equity
Balance, December 31, 2011	2,300,987	$2,876	$28,421	$40,418	$2,260	$(2,560)	$71,415
Comprehensive Income:
Net income				3,697			3,697
Change in net unrealized gain on investment securities available-for-sale, net of reclassification adjustment and tax effects.					27		27
Common stock issuance under dividend reinvestment and stock purchase plans	7,258	9	248				257
Recognition of employee stock purchase plan expense			3				3
Purchase of treasury stock (22,500 shares)						(811)	(811)
Cash dividends, ($0.64 per share)				(1,409)			(1,409)
Balance, June 30, 2012	2,308,245	$2,885	$28,672	$42,706	$2,287	$(3,371)	$73,179

Balance, December 31, 2012	2,315,646	$2,894	$28,931	$44,713	$2,046	$(4,048)	$74,536
Comprehensive Income:
Net income				3,171			3,171
Change in net unrealized gain on investment securities available-for-sale, net of reclassification adjustment and tax effects.					(1,282)		(1,282)
Common stock issuance under dividend reinvestment and stock purchase plans	7,389	10	261				271
Recognition of employee stock purchase plan expense			3				3
Purchase of treasury stock (13,600 shares)						(505)	(505)
Cash dividends, ($0.67 per share)				(1,462)			(1,462)
Balance, June 30, 2013	2,323,035	$2,904	$29,195	$46,422	$764	$(4,553)	$74,732

See accompanying notes to the unaudited consolidated financial statements.

CCFNB Bancorp, Inc.

Consolidated Statements of Comprehensive Income

(Unaudited)

(In Thousands)	For The Six Months Ended June 30,
	2013		2012

Net Income		$3,171		$3,697
Other comprehensive income:
Change in unrealized gain on investment securities available-for-sale	(1,942)		57
Realized (loss) gain included in net income	-		(17)
Other comprehensive loss before tax expense	(1,942)		40
Tax effect	(660)		13
Other comprehensive loss		(1,282)		27
Comprehensive income		$1,889		$3,724

See accompanying notes to the consolidated financial statements.

CCFNB Bancorp, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For The Six Months Ended June 30,
(In Thousands)	2013	2012

OPERATING ACTIVITIES
Net income	$3,171	$3,697
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	60	60
Depreciation and amortization of premises and equipment	352	362
Amortization and accretion on investment securities	610	396
Impairment loss on securities	-	17
Deferred income taxes	(153)	(168)
Gain on sale of loans	(670)	(740)
Proceeds from sale of mortgage loans	24,126	20,220
Originations of mortgage loans held for resale	(18,806)	(16,867)
Amortization of intangibles and invesment in limited partnerships	290	330
(Decrease) Increase in accrued interest receivable	(26)	14
Increase in cash surrender value of bank-owned life insurance	(283)	(316)
Decrease in accrued interest payable	(49)	(93)
Other, net	1,069	(4)
Net cash provided by operating activities	9,691	6,908
INVESTING ACTIVITIES
Investment securities available for sale:
Purchases	(50,366)	(71,324)
Proceeds from sales, maturities and redemptions	37,305	74,060
Proceeds from redemption of restricted securities	28	58
Purchase of restricted securities	(334)	(223)
Net increase in loans	(13,684)	(8,684)
Proceeds from sale of other real estate owned	-	98
Acquisition of premises and equipment	(61)	(786)
Net cash used in investing activities	(27,112)	(6,801)
FINANCING ACTIVITIES
Net increase (decrease) in deposits	13,011	(3,211)
Net increase (decrease) in short-term borrowings	2,095	(4,277)
Repayment of long-term borrowings	(1,002)	(1,003)
Acquisition of treasury stock	(505)	(811)
Proceeds from issuance of common stock	271	257
Cash dividends paid	(1,462)	(1,409)
Net cash provided by (used in) financing activities	12,408	(10,454)
NET INCREASE IN CASH AND CASH EQUIVALENTS	(5,013)	(10,347)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	22,591	38,176
CASH AND CASH EQUIVALENTS, END OF PERIOD	$17,578	$27,829

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest paid	$1,347	$1,981
Income taxes paid	1,046	1,333
Securities acquired but not settled	2,846	-
Loans transferred to other real estate owned	59	95

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

RESTRICTED SECURITIES

Restricted equity securities consist of stock in the Federal Home Loan Bank of Pittsburgh (“FHLB – Pittsburgh”), and Atlantic Central Bankers Bank (“ACBB”) and do not have a readily determinable fair value because their ownership is restricted, and they can be sold back only to the FHLB-Pittsburgh, ACBB or to another member institution. Therefore, these securities are classified as restricted equity investment securities, carried at cost, and evaluated for impairment. At June 30, 2013, the Corporation held $3,626,000 in stock of the FHLB-Pittsburgh and $35,000 in stock of ACBB. At December 31, 2012, the Corporation held $3,320,000 in stock of FHLB-Pittsburgh and $35,000 in stock of ACBB.

The Corporation evaluated its holding of restricted stock for impairment and deemed the stock to not be impaired due to the expected recoverability of par value, which equals the value reflected within the Corporation’s financial statements. The decision was based on several items ranging from the estimated true economic losses embedded within FHLB’s mortgage portfolio to the FHLB’s liquidity position and credit rating. The Corporation utilizes the impairment framework outlined in GAAP to evaluate stock for impairment. The following factors were evaluated to determine the ultimate recoverability of the par value of the Corporation’s restricted stock holdings; (i) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted; (ii) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB; (iii) the impact of legislative and regulatory changes on the institutions and, accordingly, on the customer base of the FHLB; (iv) the liquidity position of the FHLB; and (v) whether a decline is temporary or whether it affects the ultimate recoverability of the FHLB stock based on (a) the materiality of the carrying amount to the member institution and (b) whether an assessment of the institution’s operational needs for the foreseeable future allow management to dispose of the stock. Based on the analysis of these factors, the Corporation determined that its holding of restricted stock was not impaired at June 30, 2013 and December 31, 2012.

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

INTANGIBLE ASSETS - GOODWILL

Goodwill represents the excess of the purchase price over the fair market value of net assets acquired. The Corporation has recorded net goodwill of $7,937,000 at June 30, 2013 and December 31, 2012 related to the 2008 acquisition of Columbia Financial Corporation and its subsidiary, First Columbia Bank & Trust Co. In accordance with current accounting standards, goodwill is not amortized. Management performs an annual evaluation for impairment. Any impairment of goodwill results in a charge to income. The Corporation periodically assesses whether events or changes in circumstances indicate that the carrying amounts of goodwill and other intangible assets may be impaired. Goodwill is tested for impairment at the reporting unit level and an impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value.  The Company employs general industry practices in evaluating the impairment of its goodwill and other intangible assets.  The Company calculates the value of goodwill using a combination of the following valuation methods: dividend discount analysis under the income approach, which calculates the present value of all excess cash flows plus the present value of a terminal value, the price/earnings multiple under the market approach and the change in control premium to market price approach.  Based upon these reviews, management determined there was no impairment of goodwill during 2013 or 2012.  No assurance can be given that future impairment tests will not result in a charge to earnings.

INTANGIBLE ASSETS – CORE DEPOSIT

The Corporation has an amortizable intangible asset related to the deposit premium paid for the acquisition of Columbia Financial Corporation’s subsidiary, First Columbia Bank & Trust Co. This intangible asset is being amortized on a sum of the years digits method over 10 years and has a carrying value of $1,019,000 as of June 30, 2013. At December 31, 2012, the intangible asset had a carrying value of $1,203,000. The recoverability of the carrying value is evaluated on an ongoing basis, and permanent declines in value, if any, are charged to expense. Amortization of the core deposit intangible amounted to $184,000 and $218,000 for the six months ended June 30, 2013 and 2012, respectively.

The estimated amortization expense of the core deposit intangible over its remaining life is as follows:

For the Year Ended:
Remainder of 2013	$184,000
2014	301,000
2015	234,000
2016	166,000
2017	99,000
Thereafter	35,000
Total	$1,019,000

OTHER REAL ESTATE OWNED

Real estate properties acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value on the date of foreclosure establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less cost to sell and is included in other assets. Revenues derived from and costs to maintain the assets and subsequent gains and losses on sales are included in other non-interest income and expense. Other real estate owned amounted to $59,000 as of June 30, 2013 and $0 as of December 31, 2012.

BANK OWNED LIFE INSURANCE

The Corporation invests in Bank Owned Life Insurance (BOLI). Purchase of BOLI provides life insurance coverage on certain present and retired employees and Directors with the Bank being owner and primary beneficiary of the policies.

INVESTMENTS IN LIMITED PARTNERSHIPS

The Corporation is a limited partner in four partnerships at June 30, 2013 that provide low income housing in the Corporation’s geographic market area. The investments are accounted for under the effective yield method. Under the effective yield method, the Corporation recognizes tax credits as they are allocated and amortizes the initial cost of the investment to provide a constant effective yield over the period that the tax credits are allocated to the Corporation. Under this method, the tax credits allocated, net of any amortization of the investment in the limited partnerships, are recognized in the consolidated statements of income as a component of income tax expense. The amount of tax credits allocated to the Corporation was $269,000 and the amortization of the investments in limited partnerships was $106,000 and $111,000 for the six months ended June 30, 2013 and 2012, respectively. The carrying value of the Corporation’s investments in limited partnerships was $1,307,000 at June 30, 2013 and $1,413,000 at December 31, 2012.

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

The Corporation and the Bank are subject to U.S. federal income tax and Commonwealth of Pennsylvania tax. The Corporation is no longer subject to examination by Federal or State taxing authorities for the years before 2007. At June 30, 2013 and December 31, 2012 the Corporation did not have any unrecognized tax benefits. The Corporation does not expect the amount of any unrecognized tax benefits to significantly increase in the next twelve months. The Corporation recognizes interest related to income tax matters as interest expense and penalties related to income tax matters as other noninterest expense. At June 30, 2013 and December 31, 2012, the Corporation did not have any amounts accrued for interest and/or penalties.

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

ADVERTISING COSTS

It is the Corporation’s policy to expense advertising costs in the period in which they are incurred. Advertising expense for the six months ended June 30, 2013 and 2012 was approximately $113,000 and $118,000, respectively.

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

In April 2011, the FASB issued guidance within the ASU 2011-04, “Amendments to Achieve Common Fair Value measurement and Disclosure Requirements in U.S. GAAP and IFRSs”. This ASU amends existing guidance regarding the highest and best use and valuation assumption by clarifying these concepts are only applicable to measuring the fair value of nonfinancial assets. The ASU also clarifies that the fair value measurement of financial assets and financial liabilities which have offsetting market risks or counterparty credit risks that are managed on a portfolio basis, when several criteria are met, can be measured at the net risk position. Additional disclosures about Level 3 fair value measurements are required including a quantitative disclosure of the unobservable inputs and assumptions used in the measurement, a description of the valuation process in place, and discussion of the sensitivity of fair value changes in unobservable inputs and interrelationships about those inputs as well as disclosure of the level of the fair value of items that are not measured at fair value in the financial statements but disclosure of fair value if required. ASU 2011-04 was effective for the Corporation’s reporting period beginning after December 15, 2011, and was applied prospectively. The Corporation has adopted this guidance and the adoption of this guidance did not have any impact on the Corporation’s consolidated statement of income, its consolidated balance sheet or its consolidated statement of cash flows.

In June 2011, the FASB issued guidance within ASU 2011-05, “Presentation of Comprehensive Income”. This ASU amends current guidance to allow a company the option of presenting the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments do not change the option for a company to present components of other comprehensive income either net of related tax effects or before related tax effects, with one amount shown for the aggregate income tax expense (benefit) related to the total of other comprehensive income items. The amendments do not affect how earnings per share is calculated or presented. The provisions of ASU 2011-05 are effective for the Corporation’s reporting period beginning after December 15, 2011, and was applied retrospectively. The Corporation has adopted this guidance and the adoption of this guidance did not have any impact on the Corporation’s consolidated statement of income (loss), its consolidated balance sheet, or its consolidated statements of cash flows.

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

2. INVESTMENT SECURITIES AVAILABLE-FOR-SALE

The amortized cost, related estimated fair value, and unrealized gains and losses for investment securities were as follows at June 30, 2013 and December 31, 2012:

(In Thousands)	June 30, 2013
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Obligation of U.S.Government Corporations and Agencies:
Mortgage-backed	$106,631	$1,508	$(417)	$107,722
Other	41,710	86	(386)	41,410
Obligations of state and political subdivisions	32,318	379	(478)	32,219
Total debt securities	180,659	1,973	(1,281)	181,351
Marketable equity securities	1,983	558	(93)	2,448
Total investment securities AFS	$182,642	$2,531	$(1,374)	$183,799

(In Thousands)	December 31, 2012
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Obligation of U.S.Government Corporations and Agencies:
Mortgage-backed	$98,938	$2,121	$(82)	$100,977
Other	40,000	193	(25)	40,168
Obligations of state and political subdivisions	26,422	785	(12)	27,195
Total debt securities	165,360	3,099	(119)	168,340
Marketable equity securities	1,983	299	(178)	2,104
Total investment securities AFS	$167,343	$3,398	$(297)	$170,444

Securities available-for-sale with an aggregate fair value of $105,665,000 and $110,103,000 at June 30, 2013 and December 31, 2012, respectively, were pledged to secure public funds, trust funds, securities sold under agreements to repurchase and other balances of $96,660,000 and $88,508,000 at June 30, 2013 and December 31, 2012, respectively, as required by law.

The amortized cost and estimated fair value of investment securities, by expected maturity, are shown below at June 30, 2013. Expected maturities on debt securities will differ from contractual maturities, because some borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Other securities and marketable equity securities are not considered to have defined maturities and are included in the “Due after ten years” category:

			Weighted
(In Thousands)	Amortized	Estimated	Average
	Cost	Fair Value	Yield
Due in one year or less	$3,492	$3,505	1.48%
Due after one year to five years	30,057	30,104	1.31%
Due after five years to ten years	42,124	42,017	2.27%
Due after ten years	106,969	108,173	1.62%
Total	$182,642	$183,799

There were no aggregate investments with a single issuer (excluding the U. S. Government and its Agencies) which exceeded ten percent of consolidated stockholders’ equity at June 30, 2013 or December 31, 2012. The quality rating of all obligations of state and political subdivisions were “A” or higher, as rated by Moody’s or Standard and Poors. The only exceptions were local issues which were not rated, but were secured by the full faith and credit obligations of the communities that issued these securities. All of the state and political subdivision investments were actively traded in a liquid market.

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

The following summary shows the gross unrealized losses and fair value, aggregated by investment category of those individual securities that have been in a continuous unrealized loss position for less than or more than 12 months as of June 30, 2013 and December 31, 2012:

	June 30, 2013
(In Thousands)	Less than Twelve Months		Twelve Months or Greater		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	$46,817	$415	$332	$2	$47,149	$417
Other	19,614	386	-	-	19,614	386
Obligations of state and political subdivisions	12,460	478	-	-	12,460	478
Total debt securities	78,891	1,279	332	2	79,223	1,281
Equity securities	176	13	246	80	422	93
Total	$79,067	$1,292	$578	$82	$79,645	$1,374

	December 31, 2012
(In Thousands)	Less than Twelve Months		Twelve Months or Greater		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	$16,789	$79	$360	$3	$17,149	$82
Other	5,975	25	-	-	5,975	25
Obligations of state and political subdivisions	2,062	12	-	-	2,062	12
Total debt securities	24,826	116	360	3	25,186	119
Equity securities	258	29	451	149	709	178
Total	$25,084	$145	$811	$152	$25,895	$297

At June 30, 2013, the Corporation had a total of 291 individual debt securities and 44 individual equity security positions. At June 30, 2013, there were a total of 68 individual debt securities and 4 individual equity securities that were in a continuous unrealized loss position for less than twelve months. At June 30, 2013, there were a total of 1 debt security and a total of 7 individual equity securities in a continuous loss position for greater than twelve months.

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

The Corporation’s marketable equity securities consist of common stock positions in various Commercial Banks, Savings and Loans/Thrifts, and Diversified Financial Service Corporations varying in asset size and geographic region. The following tables display the Corporation’s holdings of these securities by asset size and geographic region as of June 30, 2013:

	June 30, 2013
(In Thousands)		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
Asset size($)	Cost	Gains	Losses	Value

Under $1 Billion	$390	$168	$(17)	$541
$1 to $5 Billion	308	103	(5)	406
$6 to $100 Billion	455	81	(46)	490
Over $100 Billion	830	206	(25)	1,011
	$1,983	$558	$(93)	$2,448

	June 30, 2013
(In Thousands)		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
Geographic Region	Cost	Gains	Losses	Value

Eastern U.S.	$969	$269	$(69)	$1,169
Southeastern U.S.	110	19	-	129
Western U.S.	53	9	-	62
National	851	261	(24)	1,088
	$1,983	$558	$(93)	$2,448

The fair market value of the equity securities tends to fluctuate with the overall equity markets as well as the trends specific to each institution. The equity securities portfolio is reviewed in a similar manner as that of the debt securities with greater emphasis placed on the length of time the market value has been less than the carrying value and the financial sector outlook. The Corporation also reviews dividend payment activities, levels of non performing assets and loan loss reserves. The starting point for the equity analysis is the length and severity of market value decline. The Corporation and an independent consultant monitor the entire portfolio quarterly with particular attention given to securities in a continuous loss position of at least ten percent for over twelve months. During 2012, a $17 thousand impairment loss was recognized on a few securities which management believed that a sufficient amount of credit deterioration had occurred relative to the issuer’s capital position to render the security unlikely to recover to our cost within the near term. For the six months ended June 30, 2013 the Corporation did not record an other-than-temporary impairment related to the investment in these equity securities. The Corporation evaluated the near-term prospects of the issuer in relation the severity and duration of the market value decline as well as the other attributes listed above. Based on that evaluation and the Corporation’s ability and intent to hold these equity securities for a reasonable period of time sufficient for a forecasted recovery of fair value, the Corporation does not consider these equity securities to be other-than-temporarily impaired at June 30, 2013.

3. LOANS

Major classifications of loans at June 30, 2013 and December 31, 2012 consisted of:

(In Thousands)
	2013	2012
Commercial, financial and agricultural	$42,846	$42,547
Tax-exempt	33,289	27,625
Commercial real estate:
Commercial mortgages	95,019	93,392
Other construction and land development loans	11,653	10,144
Secured by farmland	6,759	6,510
Consumer real estate:
Home equity loans	16,651	16,696
Home equity lines of credit	16,703	17,117
1-4 family residential mortgages	146,767	146,092
Construction	8,167	8,656
Installment loans to individuals	5,803	5,986
Unearned discount	-	0
Gross loans	$383,657	$374,765

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

Commercial real estate loans are subject to underwriting standards and processes similar to commercial, financial, and agricultural loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Corporation’s commercial real estate portfolio are diverse in terms of type and geographic locations served by the Corporation. This diversity helps reduce the Corporation’s exposure to adverse economic events that affect any single market or industry. Management monitors and evaluates commercial real estate loans based on collateral. As a general rule the Corporation avoids financing single-purpose projects unless other underwriting factors are present to help mitigate risk.

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

Real estate loans held-for-sale in the amount of $6,174,000 at June 30, 2013 and $10,824,000 at December 31, 2012 are included in consumer real estate loans above and are carried at the lower of cost or market.

The aggregate amount of demand deposits that have been reclassified as consumer loan balances at June 30, 2013 and December 31, 2012 amounted to $74,000 and $120,000, respectively.

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

As of June 30, 2013, based on the most recent credit analysis performed, the risk category of loans by class of loans (including loans held for sale) is a follows:

	June 30, 2013
	Commercial,
	Financial &	Commercial	Consumer	Installment Loans
(In Thousands)	Agricultural	Real Estate	Real Estate	to Individuals	Total
Pass	$73,743	$102,036	$186,095	$5,791	$367,665
Special Mention	539	2,132	-	-	2,671
Substandard	1,853	9,263	2,193	12	13,321
Doubtful	-	-	-	-	-
Total	$76,135	$113,431	$188,288	$5,803	$383,657

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

Concentrations of Credit Risk

Most of the Corporation’s lending activity occurs within the Bank’s primary market area which encompasses Columbia County, a 484 square mile area located in North Central Pennsylvania. The majority of the Corporation’s loan portfolio consists of commercial real estate and consumer real estate loans. As of June 30, 2013 and December 31, 2012, there were no concentrations of loans related to any single industry in excess of 10% of total loans.

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

Non-accrual loans, segregated by class of loans, were as follows as of June 30, 2013 and December 31, 2012:

(In Thousands)	June 30, 2013	December 31, 2012
Commercial, financial and agricultural	$420	$586
Tax-exempt	-	-
Commercial real estate:
Commercial mortgages	1,128	1,192
Other construction and land development loans	-	-
Secured by farmland	-	-
Consumer real estate:
Home equity loans	228	279
Home equity lines of credit	-	-
1-4 family residential mortgages	1,160	1,123
Construction	-	-
Installment loans to individuals	26	36

Total	$2,962	$3,216

At June 30, 2013 and December 31, 2012, there were no significant commitments to lend additional funds with respect to non-accrual and restructured loans.

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

An aging analysis of past due loans, segregated by class of loans, as of June 30, 2013 and December 31, 2012 were as follows:

	June 30, 2013
	Loans					Accruing Loans
(In Thousands)	30-89 Days		Total Past	Current	Total	90 or more
	Past Due	Non-accrual	Due Loans	Loans	Loans	Days Past Due
Commercial, financial and agricultural	$1	$420	$421	$42,425	$42,846	$-
Tax-exempt	-	-	-	33,289	33,289	-
Commercial real estate:
Commercial mortgages	18	1,128	1,146	93,873	95,019	-
Other construction and land development loans	-	-	-	11,653	11,653	-
Secured by farmland	-	-	-	6,759	6,759	-
Consumer real estate:
Home equity loans	55	228	283	16,368	16,651	-
Home equity lines of credit	-	-	-	16,703	16,703	-
1-4 family residential mortgages	601	1,160	1,761	145,006	146,767	-
Construction	-	-	-	8,167	8,167	-
Installment loans to individuals	6	26	32	5,771	5,803	-
Unearned discount	-	-	-	-	0
Gross loans	$681	$2,962	$3,643	$380,014	$383,657	$-

	December 31, 2012
	Loans					Accruing Loans
(In Thousands)	30-89 Days		Total Past	Current	Total	90 or more
	Past Due	Non-accrual	Due Loans	Loans	Loans	Days Past Due
Commercial, financial and agricultural	$69	$586	$655	$41,892	$42,547	$-
Tax-exempt	-	-	-	27,625	27,625	-
Commercial real estate:
Commercial mortgages	379	1,192	1,571	91,821	93,392	-
Other construction and land development loans	-	-	-	10,144	10,144	-
Secured by farmland	-	-	-	6,510	6,510	-
Consumer real estate:
Home equity loans	194	279	473	16,223	16,696	-
Home equity lines of credit	-	-	-	17,117	17,117	-
1-4 family residential mortgages	1,557	1,123	2,680	143,412	146,092	-
Construction	-	-	-	8,656	8,656	-
Installment loans to individuals	17	36	53	5,933	5,986	-
Unearned discount	-	-	-	-	0
Gross loans	$2,216	$3,216	$5,432	$369,333	$374,765	$-

There were no loans past due 90 days and still accruing interest at June 30, 2013 and December 31, 2012.

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

No additional charge to operations was required to provide for these impaired loans as the specifically allocated allowance of $590,000 at June 30, 2013, is estimated by management to be adequate to provide for the loan loss allowance associated with these impaired loans.

Impaired loans are set forth in the following table as of June 30, 2013 and December 31, 2012:

	June 30, 2013
	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment	Total
(In Thousands)	Principal	With No	With	Recorded	Related
	Balance	Allowance	Allowance	Investment	Allowance
Commercial, financial and agricultural	$694	$270	$424	$694	$89
Tax-exempt	-	-	-	-	-
Commercial real estate:
Commercial mortgages	1,281	182	1,099	1,281	311
Other construction and land development loans	-	-	-	-	-
Secured by farmland	444	444	-	444	-
Consumer real estate:
Home equity loans	266	80	186	266	121
Home equity lines of credit	-	-	-	-	-
1-4 family residential mortgages	1,181	825	356	1,181	57
Construction	-	-	-	-	-
Installment loans to individuals	12	-	12	12	12
Gross loans	$3,878	$1,801	$2,077	$3,878	$590

	December 31, 2012
	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment	Total
(In Thousands)	Principal	With No	With	Recorded	Related
	Balance	Allowance	Allowance	Investment	Allowance
Commercial, financial and agricultural	$863	$423	$440	$863	$105
Tax-exempt	-	-	-	-	-
Commercial real estate:
Commercial mortgages	1,357	200	1,157	1,357	369
Other construction and land development loans	-	-	-	-	-
Secured by farmland	448	448	-	448	-
Consumer real estate:
Home equity loans	325	122	203	325	140
Home equity lines of credit	-	-	-	-	-
1-4 family residential mortgages	1,145	768	377	1,145	64
Construction	-	-	-	-	-
Installment loans to individuals	21	-	21	21	15
Gross loans	$4,159	$1,961	$2,198	$4,159	$693

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

The following table details activity in the allowance for possible loan losses by portfolio segment for the six months ended June 30, 2013 and 2012. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

(In Thousands)	June 30, 2013
	Commercial	Commercial	Consumer	Installment
	Financial &	Real	Real	Loans
	Agricultural	Estate	Estate	Individuals	Unallocated	Total
Balance, beginning of year	$870	$2,220	$1,741	$98	$1,257	$6,186
Provision charged to operations	175	(28)	(10)	21	(98)	60
Loans charged off	(24)	-	(41)	(28)	-	(93)
Recoveries	-	-	4	6	-	10
Ending balance	$1,021	$2,192	$1,694	$97	$1,159	6,163

Ending balance individually evaluated for impairment	$89	$311	$178	$12	$-	$590

Ending balance collectively evaluated for impairment	$932	$1,881	$1,516	$85	$1,159	$5,573

(In Thousands)	June 30, 2012
	Commercial	Commercial	Consumer	Installment
	Financial &	Real	Real	Loans
	Agricultural	Estate	Estate	Individuals	Unallocated	Total
Balance, beginning of year	$959	$1,701	$1,635	$131	$957	$5,383
Provision charged to operations	(154)	79	(19)	(4)	158	60
Loans charged off	(3)	-	(10)	(21)	-	(34)
Recoveries	-	-	9	11	-	20
Ending balance	$802	$1,780	$1,615	$117	$1,115	5,429

Ending balance individually evaluated for impairment	$40	$417	$107	$19	$-	$583

Ending balance collectively evaluated for impairment	$762	$1,363	$1,508	$98	$1,115	$4,846

The Corporation’s recorded investment in loans as of June 30, 2013 and December 31, 2012 related to each balance in the allowance for possible loan losses by portfolio segment and disaggregated on the basis of the Corporation’s impairment methodology was as follows:

(In Thousands)	June 30, 2013
	Commercial	Commercial	Consumer	Installment
	Financial &	Real	Real	Loans
	Agricultural	Estate	Estate	Individuals	Total
Ending balance individually evaluated for impairment	$694	$1,725	$1,447	$12	$3,878

Ending balance collectively evaluated for impairment	75,441	111,706	186,841	5,791	379,779

Ending balance	$76,135	$113,431	$188,288	$5,803	$383,657

(In Thousands)	December 31, 2012
	Commercial	Commercial	Consumer	Installment
	Financial &	Real	Real	Loans
	Agricultural	Estate	Estate	Individuals	Total
Ending balance individually evaluated for impairment	$863	$1,805	$1,470	$21	$4,159

Ending balance collectively evaluated for impairment	69,309	108,241	187,091	5,965	370,606

Ending balance	$70,172	$110,046	$188,561	$5,986	$374,765

Loan Modifications

From time to time, the Bank may agree to modify the contractual terms of a borrower’s loan. In cases where such modifications represent a concession to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring. Loans modified in a troubled debt restructuring are placed on nonaccrual status until the Bank determines the future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrate a period of performance according to the restructured terms of six months. Loan modifications considered troubled debt restructurings completed during the six months ended June 30, 2013 and 2012 were as follows:

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

6. DEFERRED COMPENSATION PLANS

The Bank has entered into certain non-qualified deferred compensation agreements with certain present and retired executive officers and directors. Expenses related to these non-qualified deferred compensation plans amounted to $83,000 and $89,000 for the six month periods ended June 30, 2013 and 2012, respectively.

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

The Corporation may require collateral or other security to support financial instruments with off-balance sheet credit risk. The contract or notional amounts at June30, 2013 and December 31, 2012 were as follows:

(In Thousands)	2013	2012
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$71,482	$69,897
Standby letters of credit	2,908	3,313
Dealer floor plans	1,471	1,586
Loans held for sale	6,174	10,824

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

The Corporation granted commercial, consumer and residential loans to customers primarily within Pennsylvania. Of the total loan portfolio, 78.6% was for real estate loans, with the highest percentage being residential. It is the opinion of management that this high concentration did not pose an adverse credit risk. Further, it is management's opinion that the remainder of the loan portfolio is balanced and diversified to the extent necessary to avoid any significant concentration of credit.

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

The following table presents the assets reported on the consolidated statements of financial condition at their fair value as of June 30, 2013 and December 31, 2012 by level within the fair value hierarchy. As required by FASB ASC 820-10, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	June 30, 2013
(In Thousands)	Level I	Level II	Level III	Total

Assets Measured on a Recurring Basis:
Investment Securities, available-for-sale	$2,448	$181,351	$-	$183,799

	December 31, 2012
(In Thousands)	Level I	Level II	Level III	Total

Assets Measured on a Recurring Basis:
Investment Securities, available-for-sale	$2,104	$168,340	$-	$170,444

At June 30, 2013 and December 31, 2012, investments measured at fair value on a recurring basis and the valuation methods used are as follows:

	June 30, 2013
(In Thousands)	Level I	Level II	Level III	Total

Available for sale securities
Obligation of US Government Agencies
Mortgage-backed	$-	$107,722	$-	$107,722
Other	-	41,410	-	41,410
Obligations of state and political subdivisions	-	32,219	-	32,219
Equity securities	2,448	-	-	2,448
	$2,448	$181,351	$-	$183,799

	December 31, 2012
(In Thousands)	Level I	Level II	Level III	Total

Available for sale securities
Obligation of US Government Agencies
Mortgage-backed	$-	$100,977	$-	$100,977
Other	-	40,168	-	40,168
Obligations of state and political subdivisions	-	27,195	-	27,195
Equity securities	2,104	-	-	2,104
	$2,104	$168,340	$-	$170,444

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

The following table presents certain assets reported on the consolidated statements of financial condition at their fair value on a non-recurring basis as of June 30, 2013 and December 31, 2012 by level within the fair value hierarchy. As required by FASB ASC 820-10, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	June 30, 2013
(In Thousands)	Level I	Level II	Level III	Total

Assets Measured on a Non-recurring Basis:
Impaired Loans	$-	$3,878	$-	$3,878
Loans Held for Sale	-	6,174	-	6,174
Mortgage Servicing Rights	-	899	-	899
Other Real Estate Owned	-	59	-	59
	$-	$11,010	$-	$11,010

	December 31, 2012
(In Thousands)	Level I	Level II	Level III	Total

Assets Measured on a Non-recurring Basis:
Impaired Loans	$-	$4,159	$-	$4,159
Loans Held for Sale	-	10,824	-	10,824
Mortgage Servicing Rights	-	820	-	820
Other Real Estate Owned	-	-	-	-
	$-	$15,803	$-	$15,803

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

At June 30, 2013 and December 31, 2012, the carrying values and estimated fair values of financial instruments are presented in the table below:

	June 30, 2013		December 31, 2012
(In Thousands)	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial Assets:
Cash and short-term instruments	$17,578	$17,578	$22,591	$22,591
Investment securities	183,799	183,799	170,444	170,444
Restricted securities	3,661	3,661	3,355	3,355
Loans held for sale	6,174	6,174	10,824	10,824
Loans, net	371,320	370,763	357,755	360,457
Cash surrender value of bank owned life insurance	15,258	15,258	14,975	14,975
Accrued interest receivable	1,618	1,618	1,592	1,592

Financial Liabilities:
Interest-bearing deposits	399,424	401,215	382,133	384,345
Noninterest- bearing deposits	76,615	76,615	80,895	80,895
Short-term borrowings	66,121	66,121	64,026	64,026
Long-term borrowings	3,110	3,185	4,112	4,242
Accrued interest payable	284	284	333	333

Off-Balance Sheet Assets (Liabilities):
Commitments to extend credit		$71,482		$69,897
Standby letters of credit		2,908		3,313
Dealer floor plans		1,471		1,586

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

DEPOSITS

The fair value of deposits with no stated maturity, such as Demand Deposits, Savings Accounts, and Money Market Accounts, was equal to the amount payable on demand at June 30, 2013 and December 31, 2012.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of CCFNB Bancorp, Inc.:

We have reviewed the consolidated balance sheet of CCFNB Bancorp, Inc. and Subsidiary as of June 30, 2013 and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for the six month periods ended June 30, 2013 and 2012. These consolidated interim financial statements are the responsibility of the management of CCFNB Bancorp, Inc. and Subsidiary.

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

August 12, 2013

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT

Certain statements in this section and elsewhere in this Quarterly Report on Form 10-Q, other periodic reports filed by us under the Securities Exchange Act of 1934, as amended, and any other written or oral statements made by or on behalf of us may include “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 which reflect our current views with respect to future events and financial performance. Such forward looking statements are based on general assumptions and are subject to various risks, uncertainties, and other factors that may cause actual results to differ materially from the views, beliefs and projections expressed in such statements. These risks, uncertainties and other factors include, but are not limited to:

•	Our business and financial results are affected by business and economic conditions, both generally and specifically in mostly the North Central Pennsylvania market in which we operate.

•	Changes in interest rates and valuations in the debt, equity and other financial markets.

•	Disruptions in the liquidity and other functioning of financial markets, including such disruptions in the market for real estate and other assets commonly securing financial products.

•	Actions by the Federal Reserve Board and other government agencies, including those that impact money supply and market interest rates.

•	Changes in our customers’ and suppliers’ performance in general and their creditworthiness in particular.

•	Changes in customer preferences and behavior, whether as a result of changing business and economic conditions or other factors.

•	Changes resulting from the enacted Dodd-Frank Wall Street Reform and Consumer Protection Act.

•	A continuation of recent turbulence in significant segments of the United States and global financial markets, particularly if it worsens, could impact our performance, both directly by affecting our revenues and the value of our assets and liabilities and indirectly by affecting our customers and suppliers and the economy generally.

•	Our business and financial performance could be impacted as the financial industry restructures in the current environment by changes in the competitive landscape.

•	Given current economic and financial market conditions, our forward-looking statements are subject to the risk that these conditions will be substantially different than we are currently expecting. These statements are based on our current expectations that interest rates will remain low throughout the remainder of 2013 and into 2014.

•	Legal and regulatory developments could have an impact on our ability to operate our businesses or our financial condition or results of operations or our competitive position or reputation. Reputational impacts, in turn, could affect matters such as business generation and retention, our ability to attract and retain management, liquidity and funding. These legal and regulatory developments could include: (a) the unfavorable resolution of legal proceedings or regulatory and other governmental inquiries; (b) increased litigation risk from recent regulatory and other governmental developments; (c) the results of the regulatory examination process, and regulators’ future use of supervisory and enforcement tools; (d) legislative and regulatory reforms, including changes to laws and regulations involving tax, pension, education and mortgage lending, the protection of confidential customer information, and other aspects of the financial institution industry; and (e) changes in accounting policies and principles.

•	Our business and operating results are affected by our ability to identify and effectively manage risks inherent in our businesses, including, where appropriate, through the effective use of third-party insurance and capital management techniques.

•	Our ability to anticipate and respond to technological changes can have an impact on our ability to respond to customer needs and to meet competitive demands.

•	Our ability to implement our business initiatives and strategies could affect our financial performance over the next several years.

•	Competition can have an impact on customer acquisition, growth and retention, as well as on our credit spreads and product pricing, which can affect market share, deposits and revenues.

•	Our business and operating results can also be affected by widespread natural disasters, terrorist activities or international hostilities, either as a result of the impact on the economy and capital and other financial markets generally or on us or on our customers and suppliers. During September 2011 Tropical Storm Lee caused flooding to portions of our operating area. Specifically two of our branch offices were impacted sustaining light to moderate damage. The Corporation’s insurance claim covered a significant portion of the damage. Our Benton office sustained light damage and was operational within a few days of the incident. Our Bloomsburg Market Street office, which is a leased facility, was reopened during the second quarter of 2012.

•	Exploration and drilling of the Marcellus Shale natural gas reserves in our market area may be affected by federal, state and local laws and regulations such as restrictions on production, permitting, changes in taxes and environmental protection, which could negatively impact our customers and, as a result, negatively impact our deposit volume and loan quality.

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

RESULTS OF OPERATIONS

NET INTEREST INCOME

2013 vs. 2012

Tax-equivalent net interest income, as reflected in the following tables, decreased $685 thousand to $9.4 million at June 30, 2013 when compared to the same 2012 time period. Reported tax-equivalent interest income decreased $1.3 million to $10.7 million for the six months ended June 30, 2013 when compared to the same 2012 time period. The decrease to interest income was primarily rate driven as maturing and called investment securities as well as loans repriced throughout the past year. Investment security tax-equivalent interest income for the six months ended June 30, 2013 decreased $770 thousand when compared to 2012 results. Loan interest income for the six months ended June 30, 2013 decreased $502 thousand when compared to 2012 results. Reported interest expense decreased $590 thousand to $1.3 million for the six months ended June 30, 2013 when compared to the same 2012 time period. The decrease was primarily rate driven as maturing time deposits re-priced during the year lowering the average rate paid on interest-bearing deposits to 0.59 percent for the six months ended June 30, 2013 from 0.85 percent at June 30, 2012. Net interest margin decreased to 3.25 percent at June 30, 2013 from 3.55 percent at June 30, 2012.

The following Average Balance Sheet and Rate Analysis table presents the average assets, actual income or expense and the average yield on assets, liabilities and stockholders' equity for the six months ended June 30, 2013 and 2012.

AVERAGE BALANCE SHEET AND RATE ANALYSIS

SIX MONTHS ENDED JUNE 30,

(In Thousands)	2013			2012
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS:	(1)			(1)
Tax-exempt loans	$33,289	$802	4.86%	$26,637	$843	6.36%
All other loans	348,303	8,116	4.70%	322,812	8,577	5.34%
Total loans (2)(3)(4)	381,592	8,918	4.71%	349,449	9,420	5.42%

Taxable securities	152,087	1,219	1.60%	180,267	2,055	2.28%
Tax-exempt securitites (3)	31,863	579	3.63%	22,002	513	4.66%
Total securities	183,950	1,798	1.95%	202,269	2,568	2.54%

Federal funds sold	1,501	1	0.13%	1,851	1	0.11%
Interest-bearing deposits	17,690	22	0.25%	19,875	25	0.25%

Total interest-earning assets	584,733	10,739	3.70%	573,444	12,014	4.21%

Other assets	40,030			44,305

TOTAL ASSETS	$624,763			$617,749

LIABILITIES:
Savings	$84,317	29	0.07%	$74,914	56	0.15%
Now deposits	78,698	29	0.07%	78,204	28	0.07%
Money market deposits	51,377	40	0.16%	45,958	48	0.21%
Time deposits	177,788	1,052	1.19%	199,369	1,561	1.57%
Total deposits	392,180	1,150	0.59%	398,445	1,693	0.85%

Short-term borrowings	70,594	93	0.27%	56,829	119	0.42%
Long-term borrowings	3,110	55	3.57%	5,814	76	2.63%
Junior subordinate debentures	-	-	0.00%	-	-	0.00%
Total borrowings	73,704	148	0.40%	62,643	195	0.63%

Total interest-bearing liabilities	465,884	1,298	0.56%	461,088	1,888	0.82%

Demand deposits	78,853			80,099
Other liabilities	4,412			3,979
Stockholders' equity	75,614			72,583
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$624,763			$617,749
Interest rate spread (6)			3.14%			3.38%
Net interest income/margin (5)		$9,441	3.25%		$10,126	3.55%

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

Reconcilement of Taxable Equivalent Net Interest Income
For the Six Months Ended June 30,

(In Thousands)	2013	2012

Total interest income	$10,270	$11,553
Total interest expense	1,298	1,888

Net interest income	8,972	9,665
Tax equivalent adjustment	469	461

Net interest income
(fully taxable equivalent)	$9,441	$10,126

Rate/Volume Analysis

To enhance the understanding of the effects of volumes (the average balance of earning assets and costing liabilities) and average interest rate fluctuations on the consolidated balance sheet as it pertains to net interest income, the table below reflects these changes for 2013 versus 2012:

(In Thousands)	Six Months Ended June 30,
	2013 vs 2012
	Increase (Decrease)
	Due to
	Volume	Rate	Net
Interest income:
Loans, tax-exempt	$160	$(201)	$(41)
Loans	594	(1,055)	(461)
Taxable investment securities	(226)	(610)	(836)
Tax-exempt investment securities	179	(113)	66
Federal funds sold	-	-	-
Interest bearing deposits	(3)	-	(3)
Total interest-earning assets	704	(1,979)	(1,275)

Interest expense:
Savings	3	(30)	(27)
NOW deposits	-	1	1
Money market deposits	4	(12)	(8)
Time deposits	(128)	(381)	(509)
Short-term borrowings	18	(44)	(26)
Long-term borrowings, FHLB	(48)	27	(21)
Total interest-bearing liabilities	(151)	(439)	(590)
Change in net interest income	$855	$(1,540)	$(685)

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

Although management believes that it uses the best information available to make such determinations and that the allowance for loan losses is adequate at June 30, 2013, future adjustments could be necessary if circumstances or economic conditions differ substantially from the assumptions used in making the initial determinations. A downturn in the local economy or employment and delays in receiving financial information from borrowers could result in increased levels of nonperforming assets and charge-offs, increased loan loss provisions and reductions in interest income. Also, as part of the examination process, bank regulatory agencies periodically review the Bank’s loan loss allowance. The bank regulators could require the recognition of additions to the loan loss allowance based on their judgment of information available to them at the time of their examination.

The provision for loan losses amounted to $60,000 for both the six months ended June 30, 2013 and 2012. Management concluded the 2013 and 2012 increases of the provision were appropriate considering the gross loan growth experience, the level of nonperforming assets and the general condition of the national economy. Utilizing the resources noted above, management concluded that the allowance for loan losses remains at a level adequate to provide for probable losses inherent in the loan portfolio.

NON-INTEREST INCOME

2013 vs. 2012

Total non-interest income decreased $214 thousand or 6.5 percent to $3.1 million for the six months ended June 30, 2013. The service charges and fees decreased $84 thousand or 11.4 percent to $655 thousand for the six months ended June 30, 2013. Gain on sale of loans decreased $70 thousand or 9.5 percent from $740 thousand in 2012 to $670 thousand in 2013. Brokerage income increased $11 thousand or 4.9 percent from $225 thousand in 2012 to $236 thousand in 2013.

(In Thousands)	For The Six Months Ended
	June 30, 2013		June 30, 2012		Change
	Amount	% Total	Amount	% Total	Amount	%
Service charges and fees	$655	21.2%	$739	22.3%	$(84)	(11.4)%
Gain on sale of loans	670	21.7	740	22.5	(70)	(9.5)
Earnings on bank-owned life insurance	239	7.8	259	7.9	(20)	(7.7)
Brokerage	236	7.7	225	6.8	11	4.9
Trust	286	9.3	300	9.1	(14)	(4.7)
Investment security (losses) gains	-	-	(17)	(0.5)	17	-
Interchange fees	540	17.5	516	15.7	24	4.7
Other	456	14.8	534	16.2	(78)	(14.6)
Total non-interest income	$3,082	100.0%	$3,296	100.0%	$(214)	(6.5)%

NON-INTEREST EXPENSE

2013 vs. 2012

Total non-interest expense decreased $131 thousand or 1.6 percent from $8.0 million in 2012. Salaries increased $22 thousand, employee benefits increased $16 thousand, occupancy increased $49 thousand, furniture and fixtures decreased $18 thousand, and automated teller machine and interchange decreased $138 thousand.

One standard to measure non-interest expense is to express annualized non-interest expense as a percentage of average total assets. As of June 30, 2013 this percentage was 2.50 percent compared to 2.57 percent in 2012.

(In Thousands)	For The Six Months Ended
	June 30, 2013		June 30, 2012		Change
	Amount	% Total	Amount	% Total	Amount	%
Salaries	$3,266	41.8%	$3,244	40.7%	$22	0.7%
Employee benefits	1,089	13.9	1,073	13.5	16	1.5
Occupancy	567	7.2	518	6.5	49	9.5
Furniture and equipment	573	7.3	591	7.4	(18)	(3.0)
State shares tax	334	4.3	325	4.1	9	2.8
Professional fees	328	4.2	327	4.1	1	0.3
Directors fees	133	1.7	127	1.6	6	4.7
FDIC assessments	158	2.0	159	2.0	(1)	(0.6)
Telecommunications	132	1.7	127	1.6	5	3.9
Amortization of core deposit intangible	184	2.3	218	2.7	(34)	(15.6)
Automated teller machine and interchange	228	2.9	366	4.6	(138)	(37.7)
Other	840	10.7	888	11.2	(48)	(5.4)
Total non-interest expense	$7,832	100.0%	$7,963	100.0%	$(131)	(1.6)%

FINANCIAL CONDITION

Consolidated assets at June 30, 2013 were $625.3 million which represented an increase of $17.6 million from $607.7 million at December 31, 2012.

The loan-to-deposit ratio is a key measurement of liquidity. Our loan-to-deposit ratio decreased to 80.6 percent at June 30, 2013 as compared to 80.9 percent at December 31, 2012.

INVESTMENTS

All of our securities are available-for-sale and are carried at estimated fair value. Available-for-sale securities are reported on the consolidated balance sheet at fair value with offsetting adjustments to deferred taxes and accumulated other comprehensive income. The possibility of material price volatility in a changing interest rate environment is offset by the availability to the Corporation of restructuring the portfolio for gap positioning at any time through the securities classified as available-for-sale. As reflected in the Consolidated Statements of Changes in Stockholders’ Equity, the impact of the fair value accounting was an unrealized gain, net of tax, on June 30, 2013 of $764,000 compared to an unrealized gain, net of tax, on December 31, 2012 of $2,046,000, which represents an unrealized loss, net of tax, of $1,282,000 for the six months ended June 30, 2013. The following table shows the amortized cost and estimated fair value of the investment securities as of the dates shown:

	June 30, 2013
(In Thousands)	Amortized	Estimated
	Cost	Fair Value
Obligation of U.S.Government Corporations and Agencies:
Mortgage-backed	$106,631	$107,722
Other	41,710	41,410
Obligations of state and political subdivisions	32,318	32,219
Total debt securities	180,659	181,351
Marketable equity securities	1,983	2,448
Total investment securities AFS	$182,642	$183,799

	December 31, 2012
(In Thousands)	Amortized	Estimated
	Cost	Fair Value
Obligation of U.S.Government Corporations and Agencies:
Mortgage-backed	$98,938	$100,977
Other	40,000	40,168
Obligations of state and political subdivisions	26,422	27,195
Total debt securities	165,360	168,340
Marketable equity securities	1,983	2,104
Total investment securities AFS	$167,343	$170,444

LOANS

The loan portfolio increased 2.4 percent from $374.8 million at December 31, 2012 to $383.7 million at June 30, 2013. The percentage distribution in the loan portfolio was 78.6 percent in real estate loans at $301.5 million; 11.2 percent in commercial loans at $42.8 million; 1.5 percent in consumer loans at $5.8 million; and 8.7 percent in tax exempt loans at $33.3 million.

The following table presents the breakdown of loans by type as of the date indicated:

			Change
(In Thousands)	June 30, 2013	December 31, 2012	Amount	%

Commercial, financial and agricultural	$42,846	$42,547	$299	0.7%
Tax-exempt	33,289	27,625	5,664	20.5
Real estate	293,292	279,539	13,753	4.9
Real estate construction	8,167	18,800	(10,633)	(56.6)
Installment loans to individuals	5,803	5,986	(183)	(3.1)
Add (deduct): Unearned discount	0	0	-	-
Unamortized loan costs, net of fees	260	268	(8)	(3.0)
Gross loans	$383,657	$374,765	$8,892	2.4%

The following table presents the percentage distribution of loans by category as of the date indicated:

	June 30, 2013	December 31, 2012

Commercial, financial and agricultural	11.2%	11.4%
Tax-exempt	8.7	7.4
Real estate	76.5	74.7
Real estate construction	2.1	5.0
Installment loans to individuals	1.5	1.5
Gross loans	100.0%	100.0%

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses was $6.2 million at June 30, 2013, compared to $5.4 million at June 30, 2012. This allowance equaled 1.61 percent and 1.52 percent of total loans, net of unearned income, as of June 30, 2013 and 2012, respectively. The loan loss reserve is analyzed quarterly and reviewed by the Bank’s Board of Directors. No concentration or apparent deterioration in classes of loans or pledged collateral was evident. Delinquent loans, loan exceptions and certain large loans are addressed by the full Board no less than monthly to determine compliance with policies. Allowance for loan losses was considered adequate based on delinquency trends and actual loans written.

The following table presents a summary of the Bank’s loan loss experience as of the dates indicated:

(In Thousands)	For the Six Months Ended June 30,
	2013	2012
Average Loans Outstanding during the period	$381,592	$349,449

Balance, beginning of year	$6,186	$5,383
Provision charged to operations	60	60

Loans charged off:
Commercial, financial, and agricultural	(24)	(3)
Real estate mortgages	(41)	(10)
Installment loans to indiviuals	(28)	(21)

Recoveries:
Commercial, financial, and agricultural	-	-
Real estate mortgages	4	9
Installment loans to indiviuals	6	11

Balance, end of period	$6,163	$5,429

Ratio of net charge-offs to average loans outstanding during the period	0.02%	0.00%

NON-PERFORMING LOANS

As of June 30, 2013, loans 30 to 89 days past due totaled $681 thousand compared to $2.2 million at December 31, 2012. Non-accrual loans totaled $3.0 million at June 30, 2013 and $3.2 million at December 31, 2012.

The following table presents past due and non-accrual loans by loan type and in summary as of the dates indicated:

(In Thousands)	June 30, 2013	December 31, 2012

Commercial, financial and agricultural
Days 30-89	$1	$69
Days 90 plus	-	-
Non-accrual	420	586
Real estate
Days 30-89	674	2,130
Days 90 plus	-	-
Non-accrual	2,516	2,594
Installment loans to individuals
Days 30-89	6	17
Days 90 plus	-	-
Non-accrual	26	36
	$3,643	$5,432

Days 30-89	$681	$2,216
Days 90 plus	-	-
Non-accrual	2,962	3,216
	$3,643	$5,432
Troubled debt restructurings in compliance and not reported past due	$849	$860

Other real estate owned	$59	$-

DEPOSITS

Total average deposits decreased by 1.5 percent from $478.3 million at December 31, 2012 to $471.0 million at June 30, 2013. Average savings deposits increased 12.1 percent to $84.3 million at June 30, 2013 from $75.2 million at December 31, 2012. Average interest bearing time deposit accounts decreased 10.6 percent from $198.9 million at December 31, 2012 to $177.8 million at June 30, 2013.

The average balances and average rate paid on deposits are summarized as follows:

	June 30, 2013		December 31, 2012
		Average		Average	Change
(In Thousands)	Balance	Rate	Balance	Rate	Amount	%

Non-interest bearing	$78,853	-%	$80,268	-%	$(1,415)	(1.8)%
Savings	84,317	0.07	75,185	0.14	9,132	12.1
Now deposits	78,698	0.07	77,093	0.07	1,605	2.1
Money market deposits	51,377	0.16	46,854	0.20	4,523	9.7
Time deposits	177,788	1.19	198,895	1.44	(21,107)	(10.6)
Total deposits	$471,033	0.49%	$478,295	0.65%	$(7,262)	(1.5)%

BORROWED FUNDS

Average short-term borrowings, including securities sold under agreements to repurchase and day-to-day FHLB - Pittsburgh borrowings increased to $70.6 million at June 30, 2013 from $61.0 at December 31, 2012. Average long-term borrowings decreased $1.9 million.

The average balances are summarized as follows:

(In Thousands)	June 30, 2013		December 31, 2012		Change
	Amount	% Total	Amount	% Total	Amount	%
Short-term borrowings:
Securities sold under agreement to repurchase	$70,594	95.8%	$61,023	92.4%	$9,571	15.7%
Short-term borrowings, FHLB	-	-	-	-	-	-
U.S. Treasury tax and loan notes	-	-	-	-	-	-
Total short-term borrowings	70,594	95.8%	61,023	92.4%	9,571	15.7
Long-term borrowings, FHLB	3,110	4.2	5,000	7.6	(1,890)	(37.8)
Total borrowed funds	$73,704	100.0%	$66,023	100.0%	$7,681	11.6%

Short-term borrowings consisted of the following at June 30, 2013 and 2012:

	June 30, 2013
		Weighted	Maximum
(In Thousands)	Ending	Average	Month End	Average
	Balance	Balance	Balance	Rate
Securities sold under agreements to repurchase	$66,121	$70,594	$70,820	0.27%
Other short-term borrowings	-	-	-	0.00%
U.S. Treasury tax and loan notes	-	-	-	0.00%
Total	$66,121	$70,594	$70,820	0.27%

	June 30, 2012
		Weighted	Maximum
(In Thousands)	Ending	Average	Month End	Average
	Balance	Balance	Balance	Rate
Securities sold under agreements to repurchase	$54,011	$56,829	$61,616	0.42%
Other short-term borrowings	-	-	-	0.00%
U.S. Treasury tax and loan notes	-	-	-	0.00%
Total	$54,011	$56,829	$61,616	0.42%

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

As of June 30, 2013, the Bank was categorized as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios.

Our actual consolidated capital amounts and ratios as of June 30, 2013 and December 31, 2012 are in the following table:

(In Thousands)	2013		2012
	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-weighted Assets)

Actual	$69,709	20.6%	$67,823	19.6%
For Capital Adequacy Purposes	27,056	8.0	27,745	8.0
To Be Well-Capitalized	33,820	10.0	34,682	10.0

Tier I Capital (to Risk-weighted Assets)

Actual	$65,319	19.3%	$63,429	18.3%
For Capital Adequacy Purposes	13,528	4.0	13,873	4.0
To Be Well-Capitalized	20,292	6.0	20,809	6.0

Tier I Capital (to Average Assets)

Actual	$65,319	10.7%	$63,429	10.4%
For Capital Adequacy Purposes	24,475	4.0	24,487	4.0
To Be Well-Capitalized	30,594	5.0	30,608	5.0

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

At June 30, 2013, our cumulative gap positions and the potential earnings change resulting from a 400 basis point change in rates were both within the internal risk management guidelines.

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

The CEO and CFO have evaluated the changes to our internal controls over financial reporting that occurred during our fiscal Quarter Ended June 30, 2013, as required by paragraph (d) Rules 13a – 15 and 15d – 15 under the Securities Exchange Act of 1934, as amended, and have concluded that there were no changes that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1.A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect our business, financial condition or future results. At June 30, 2013 the risk factors of the Corporation have not changed materially from those in our Annual Report on Form 10-K, except as set forth below. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

	Total	Average	Total Number of	Maximum Number (or
	Number of	Price Paid	Shares (or Units)	Approximate Dollar Value)
	Shares (or	per Share	Purchased as Part of	of Shares (or Units) that
	Units)	(or Units)	Publicly Announced	May Yet Be Purchased
Period	Purchased	Purchased	Plans or Programs (1)	Under the Plans or Programs

Month #1 (April 1 - April 30, 2013)	-	-	-	62,100

Month #2 (May 1 - May 31, 2013)	3,600	37.25	3,600	58,500

Month #3 (June 1 - June 30, 2013)	2,000	$37.50	2,000	56,500

(1)	This program was announced in 2009 and represents the third buy-back program. The Board of Directors approved the purchase of 200,000 shares. There was no expiration date associated with this program.

The Corporation did not sell any unregistered securities during the quarter ended June 30, 2013.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report on Form 10-Q for the period ended June 30, 2013, to be signed on its behalf by the undersigned thereunto duly authorized.

CCFNB BANCORP, INC.
(Registrant)

By	/s/ Lance O. Diehl

Lance O. Diehl
President and CEO
(Principal Executive Officer)
Date: August 12, 2013

By	/s/ Jeffrey T. Arnold

Jeffrey T. Arnold, CPA, CIA
Chief Financial Officer and Treasurer
(Principal Financial Officer)
Date: August 12, 2013

