Form 10-Q
period 2013-09-30
CCFNB BANCORP INC
filed 2013-11-13
CIK 731122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013.

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
Yes ☐ No ☒

On November 1, 2013, there were 2,180,204 shares of the Registrant’s common stock outstanding, par value $1.25.

CCFNB Bancorp, Inc. and Subsidiary

PART I Financial Information
Item 1.    Financial Statements
CCFNB Bancorp, Inc.
Consolidated Balance Sheets

	(Unaudited)
	September 30,	December 31,
(In Thousands)	2013	2012

ASSETS
Cash and due from banks	$12,412	$10,391
Interest-bearing deposits in other banks	472	10,146
Federal funds sold	599	2,054
Total cash and cash equivalents	13,483	22,591

Investment securities, available for sale, at fair value	181,664	170,444
Restricted securities, at cost	4,056	3,355
Loans held for sale	12,106	10,824
Loans, net of unearned income	385,118	363,941
Less: Allowance for loan losses	6,128	6,186
Loans, net	378,990	357,755
Premises and equipment, net	11,604	11,935
Accrued interest receivable	1,606	1,592
Cash surrender value of bank-owned life insurance	15,392	14,975
Investment in limited partnerships	1,254	1,413
Intangible Assets:
Core deposit	927	1,203
Goodwill	7,937	7,937
Prepaid FDIC assessment	-	864
Other assets	4,012	2,833
TOTAL ASSETS	$633,031	$607,721

LIABILITIES
Interest-bearing deposits	$381,798	$382,133
Noninterest-bearing deposits	77,461	80,895
Total deposits	459,259	463,028

Short-term borrowings	93,159	64,026
Long-term borrowings	2,108	4,112
Accrued interest payable	275	333
Other liabilities	3,459	1,686
TOTAL LIABILITIES	558,260	533,185

STOCKHOLDERS' EQUITY
Common stock, par value $1.25 per share; authorized 15,000,000 shares, issued 2,326,904 shares in 2013; and 2,315,646 shares in 2012	2,909	2,894
Surplus	29,336	28,931
Retained earnings	47,362	44,713
Accumulated other comprehensive income	(163)	2,046
Treasury stock, at cost; 146,700 shares in 2013 and 129,900 shares in 2012	(4,673)	(4,048)
TOTAL STOCKHOLDERS' EQUITY	74,771	74,536
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$633,031	$607,721

See accompanying notes to unaudited consolidated financial statements.

CCFNB Bancorp, Inc.
Consolidated Statements of Income
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
(In Thousands, Except Per Share Data)	September 30,		September 30,
	2013	2012	2013	2012
INTEREST AND DIVIDEND INCOME
Interest and fees on loans:
Taxable	$4,178	$4,348	$12,294	$12,925
Tax-exempt	273	279	803	835
Interest and dividends on investment securities:
Taxable	494	825	1,673	2,849
Tax-exempt	207	178	589	517
Dividend and other interest income	26	17	66	48
Federal funds sold	-	-	1	1
Deposits in other banks	2	19	24	44
TOTAL INTEREST AND DIVIDEND INCOME	5,180	5,666	15,450	17,219

INTEREST EXPENSE
Deposits	542	754	1,692	2,447
Short-term borrowings	53	45	146	164
Long-term borrowings	17	31	72	107
TOTAL INTEREST EXPENSE	612	830	1,910	2,718

NET INTEREST INCOME	4,568	4,836	13,540	14,501

PROVISION FOR LOAN LOSSES	30	305	90	365
NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	4,538	4,531	13,450	14,136

NON-INTEREST INCOME
Service charges and fees	353	371	1,008	1,110
Gain on sale of loans	201	468	871	1,208
Earnings on bank-owned life insurance	120	122	359	381
Brokerage	113	106	349	331
Trust	147	167	433	467
Investment security gains (losses)	65	-	65	(17)
Interchange fees	289	267	829	783
Other	197	277	653	811
TOTAL NON-INTEREST INCOME	1,485	1,778	4,567	5,074

NON-INTEREST EXPENSE
Salaries	1,607	1,638	4,873	4,882
Employee benefits	518	406	1,607	1,479
Occupancy	271	265	838	783
Furniture and equipment	279	274	852	865
State shares tax	168	160	502	485
Professional fees	148	161	476	488
Director's fees	66	65	199	192
FDIC assessments	78	80	236	239
Telecommunications	68	58	200	185
Amortization of core deposit intangible	92	108	276	326
Automated teller machine and interchange	128	132	356	498
Other	397	625	1,237	1,513
TOTAL NON-INTEREST EXPENSE	3,820	3,972	11,652	11,935

INCOME BEFORE INCOME TAX PROVISION	2,203	2,337	6,365	7,275
INCOME TAX PROVISION	523	573	1,514	1,814
NET INCOME	$1,680	$1,764	$4,851	$5,461

EARNINGS PER SHARE	$0.77	$0.80	$2.22	$2.48
CASH DIVIDENDS PER SHARE	$0.34	$0.33	$1.01	$0.97
WEIGHTED AVERAGE SHARES OUTSTANDING	2,178,274	2,197,306	2,181,733	2,202,034

See accompanying notes to the unaudited consolidated financial statements.

CCFNB Bancorp, Inc.
Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)

					Accumulated
	Common				Other		Total
	Stock			Retained	Comprehensive	Treasury	Stockholders'
(In Thousands Except Per Share Data)	Shares	Amount	Surplus	Earnngs	Income (Loss)	Stock	Equity
Balance, December 31, 2011	2,300,987	$2,876	$28,421	$40,418	$2,260	$(2,560)	$71,415
Comprehensive Income:
Net income				5,461			5,461
Change in net unrealized gain on
investment securities available-for-sale,
net of reclassification adjustment and
tax effects.					209		209
Common stock issuance under dividend
reinvestment and stock purchase plans	10,894	14	372				386
Recognition of employee stock purchase
plan expense			4				4
Purchase of treasury stock (25,500 shares)						(919)	(919)
Cash dividends, ($0.97 per share)				(2,134)			(2,134)

Balance, September 30, 2012	2,311,881	$2,890	$28,797	$43,745	$2,469	$(3,479)	$74,422

Balance, December 31, 2012	2,315,646	$2,894	$28,931	$44,713	$2,046	$(4,048)	$74,536
Comprehensive Income:
Net income				4,851			4,851
Change in net unrealized loss on
investment securities available-for-sale,
net of reclassification adjustment and
tax effects.					(2,209)		(2,209)
Common stock issuance under dividend
reinvestment and stock purchase plans	11,258	15	400				415
Recognition of employee stock purchase
plan expense			5				5
Purchase of treasury stock (16,800 shares)						(625)	(625)
Cash dividends, ($1.01 per share)				(2,202)			(2,202)

Balance, September 30, 2013	2,326,904	$2,909	$29,336	$47,362	$(163)	$(4,673)	$74,771

See accompanying notes to the unaudited consolidated financial statements.

CCFNB Bancorp, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

(In Thousands)	For The Nine Months Ended September 30,
	2013		2012
Net Income		$4,851		$5,461
Other comprehensive income:
Change in unrealized gain on investment securities
available-for-sale	(3,412)		333
Realized gain (loss) included in net income	65		(17)
Other comprehensive loss before tax expense	(3,347)		316
Tax effect	(1,138)		107
Other comprehensive loss		(2,209)		209
Comprehensive income		$2,642		$5,670

See accompanying notes to the consolidated financial statements.

CCFNB Bancorp, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	For The Nine Months Ended September 30,
(In Thousands)	2013	2012

OPERATING ACTIVITIES
Net income	$4,851	$5,461
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan losses	90	365
Depreciation and amortization of premises and equipment	529	544
Amortization and accretion on investment securities	1,001	634
Impairment loss on securities	-	17
Deferred income taxes	(146)	(262)
Gain on sale of investment securities	(65)	-
Gain on sale of loans	(871)	(1,208)
Proceeds from sale of mortgage loans	30,196	34,248
Originations of mortgage loans held for resale	(30,607)	(31,639)
Loss on sale of other real estate	14	-
Amortization of intangibles and invesment in limited partnerships	435	494
Decrease in accrued interest receivable	(14)	(450)
Increase in cash surrender value of bank-owned life insurance	(417)	(439)
Decrease in accrued interest payable	(58)	(127)
Other, net	1,299	96
Net cash provided by operating activities	6,237	7,734
INVESTING ACTIVITIES
Investment securities available for sale:
Purchases	(60,665)	(98,814)
Proceeds from sales, maturities and redemptions	46,622	104,688
Proceeds from redemption of restricted securities	28	58
Purchase of restricted securities	(729)	(380)
Net increase in loans	(21,396)	(11,557)
Proceeds from sale of other real estate owned	45	98
Acquisition of premises and equipment	(198)	(847)
Net cash used in investing activities	(36,293)	(6,754)
FINANCING ACTIVITIES
Net (decrease) increase in deposits	(3,769)	7,281
Net increase in short-term borrowings	29,133	14,530
Repayment of long-term borrowings	(2,004)	(2,004)
Acquisition of treasury stock	(625)	(919)
Proceeds from issuance of common stock	415	386
Cash dividends paid	(2,202)	(2,134)
Net cash provided by financing activities	20,948	17,140
NET INCREASE IN CASH AND CASH EQUIVALENTS	(9,108)	18,120
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	22,591	38,176
CASH AND CASH EQUIVALENTS, END OF PERIOD	$13,483	$56,296

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest paid	$1,968	$2,845
Income taxes paid	1,452	2,120
Securities acquired but not settled	1,460	891
Loans transferred to other real estate owned	71	160

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

RESTRICTED SECURITIES
Restricted equity securities consist of stock in the Federal Home Loan Bank of Pittsburgh (“FHLB – Pittsburgh”), and Atlantic Central Bankers Bank (“ACBB”) and do not have a readily determinable fair value because their ownership is restricted, and they can be sold back only to the FHLB-Pittsburgh,  ACBB or to another member institution.  Therefore, these securities are classified as restricted equity investment securities, carried at cost, and evaluated for impairment.  At September 30, 2013, the Corporation held $4,021,000 in stock of the FHLB-Pittsburgh and $35,000 in stock of ACBB.  At December 31, 2012, the Corporation held $3,320,000 in stock of FHLB-Pittsburgh and $35,000 in stock of ACBB.
The Corporation evaluated its holding of restricted stock for impairment and deemed the stock to not be impaired due to the expected recoverability of par value, which equals the value reflected within the Corporation’s financial statements.  The decision was based on several items ranging from the estimated true economic losses embedded within FHLB’s mortgage portfolio to the FHLB’s liquidity position and credit rating.  The Corporation utilizes the impairment framework outlined in GAAP to evaluate stock for impairment.  The following factors were evaluated to determine the ultimate recoverability of the par value of the Corporation’s restricted stock holdings; (i) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted; (ii) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB; (iii) the impact of legislative and regulatory changes on the institutions and, accordingly, on the customer base of the FHLB; (iv) the liquidity position of the FHLB; and (v) whether a decline is temporary or whether it affects the ultimate recoverability of the FHLB stock based on (a) the materiality of the carrying amount to the member institution and (b) whether an assessment of the institution’s operational needs for the foreseeable future allow management to dispose of the stock.  Based on the analysis of these factors, the Corporation determined that its holding of restricted stock was not impaired at September 30, 2013 and December 31, 2012.

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

INTANGIBLE ASSETS - GOODWILL
                Goodwill represents the excess of the purchase price over the fair market value of net assets acquired.  The Corporation has recorded net goodwill of $7,937,000 at September 30, 2013 and December 31, 2012  related to the 2008 acquisition of Columbia Financial Corporation and its subsidiary, First Columbia Bank & Trust Co.  In accordance with current accounting standards, goodwill is not amortized.  Management performs an annual evaluation for impairment. Any impairment of goodwill results in a charge to income.  The Corporation periodically assesses whether events or changes in circumstances indicate that the carrying amounts of goodwill and other intangible assets may be impaired.  Goodwill is tested for impairment at the reporting unit level and an impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. The Company employs general industry practices in evaluating the impairment of its goodwill and other intangible assets. The Company calculates the value of goodwill using a combination of the following valuation methods: dividend discount analysis under the income approach, which calculates the present value of all excess cash flows plus the present value of a terminal value, the price/earnings multiple under the market approach and the change in control premium to market price approach. Based upon these reviews, management determined there was no impairment of goodwill during 2013 or 2012. No assurance can be given that future impairment tests will not result in a charge to earnings.

INTANGIBLE ASSETS – CORE DEPOSIT
The Corporation has an amortizable intangible asset related to the deposit premium paid for the acquisition of Columbia Financial Corporation’s subsidiary, First Columbia Bank & Trust Co.  This intangible asset is being amortized on a sum of the years digits method over 10 years and has a carrying value of $927,000 as of September 30, 2013. At December 31, 2012, the intangible asset had a carrying value of $1,203,000.  The recoverability of the carrying value is evaluated on an ongoing basis, and permanent declines in value, if any, are charged to expense.  Amortization of the core deposit intangible amounted to $276,000 and $326,000 for the nine  months ended September  30, 2013 and 2012, respectively.

The estimated amortization expense of the core deposit intangible over its remaining life is as follows:
For the Year Ended:
Remainder of 2013	$92,000
2014	301,000
2015	234,000
2016	166,000
2017	99,000
Thereafter	35,000
Total	$927,000

OTHER REAL ESTATE OWNED
Real estate properties acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value on the date of foreclosure establishing a new cost basis.  After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less cost to sell and is included in other assets.  Revenues derived from and costs to maintain the assets and subsequent gains and losses on sales are included in other non-interest income and expense.  Other real estate owned amounted to $12,000 as of September 30, 2013 and $0 as of December 31, 2012.

BANK OWNED LIFE INSURANCE
The Corporation invests in Bank Owned Life Insurance (BOLI).  Purchase of BOLI provides life insurance coverage on certain present and retired employees and Directors with the Bank being owner and primary beneficiary of the policies.

INVESTMENTS IN LIMITED PARTNERSHIPS
The Corporation is a limited partner in four partnerships at September 30, 2013 that provide low income housing in the Corporation’s geographic market area.   The investments are accounted for under the effective yield method.  Under the effective yield method, the Corporation recognizes tax credits as they are allocated and amortizes the initial cost of the investment to provide a constant effective yield over the period that the tax credits are allocated to the Corporation.   Under this method, the tax credits allocated, net of any amortization of the investment in the limited partnerships, are recognized in the consolidated statements of income as a component of income tax expense.  The amount of tax credits allocated to the Corporation was $269,000 and  the amortization of the investments in limited partnerships was $159,000 and $167,000 for the nine  months ended September 30, 2013 and 2012, respectively. The carrying value of the Corporation’s investments in limited partnerships was $1,254,000 at September 30, 2013 and $1,413,000 at December 31, 2012.

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
The Corporation and the Bank are subject to U.S. federal income tax and Commonwealth of Pennsylvania tax. The Corporation is no longer subject to examination by Federal or State taxing authorities for the years before 2007.  At September 30, 2013 and December 31, 2012 the Corporation did not have any unrecognized tax benefits.  The Corporation does not expect the amount of any unrecognized tax benefits to significantly increase in the next twelve months.  The Corporation recognizes interest related to income tax matters as interest expense and penalties related to income tax matters as other noninterest expense.  At September  30, 2013 and December 31, 2012, the Corporation did not have any amounts accrued for interest and/or penalties.

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

ADVERTISING COSTS
                It is the Corporation’s policy to expense advertising costs in the period in which they are incurred.  Advertising expense for the nine months ended September 30, 2013 and 2012 was approximately $157,000 and $179,000, respectively.

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

2.  INVESTMENT SECURITIES AVAILABLE-FOR-SALE
The amortized cost, related estimated fair value, and unrealized gains and losses for investment securities were as follows at September 30, 2013 and December 31, 2012:
(In Thousands)	September 30, 2013
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Obligation of U.S.Government Corporations
and Agencies:
Mortgage-backed	$97,228	$1,167	$(1,078)	$97,317
Other	47,710	84	(786)	47,008
Obligations of state and political subdivisions	34,910	369	(484)	34,795
Total debt securities	179,848	1,620	(2,348)	179,120
Marketable equity securities	2,062	558	(76)	2,544
Total investment securities AFS	$181,910	$2,178	$(2,424)	$181,664

(In Thousands)	December 31, 2012
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Obligation of U.S.Government Corporations
and Agencies:
Mortgage-backed	$98,938	$2,121	$(82)	$100,977
Other	40,000	193	(25)	40,168
Obligations of state and political subdivisions	26,422	785	(12)	27,195
Total debt securities	165,360	3,099	(119)	168,340
Marketable equity securities	1,983	299	(178)	2,104
Total investment securities AFS	$167,343	$3,398	$(297)	$170,444

Securities available-for-sale with an aggregate fair value of $139,169,000 and $110,103,000 at September  30, 2013 and December 31, 2012, respectively, were pledged to secure public funds, trust funds, securities sold under agreements to repurchase and other balances of $117,412,000 and  $88,508,000 at September 30, 2013 and  December 31, 2012, respectively, as required by law.

The amortized cost and estimated fair value of investment securities, by expected maturity, are shown below at September 30, 2013.  Expected maturities on debt securities will differ from contractual maturities, because some borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Other securities and marketable equity securities are not considered to have defined maturities and are included in the “Due after ten years” category:

			Weighted
(In Thousands)	Amortized	Estimated	Average
	Cost	Fair Value	Yield
Due in one year or less	$3,835	$3,849	1.66%
Due after one year to five years	32,257	32,159	1.33%
Due after five years to ten years	47,117	46,741	2.40%
Due after ten years	96,639	96,371	1.38%
Total	$179,848	$179,120

There were no aggregate investments with a single issuer (excluding the U. S. Government and its Agencies) which exceeded ten percent of consolidated stockholders’ equity at September 30, 2013 or December 31, 2012.  The quality rating of all obligations of state and political subdivisions were “A” or higher, as rated by Moody’s or Standard and Poors.  The only exceptions were local issues which were not rated, but were secured by the full faith and credit obligations of the communities that issued these securities. All of the state and political subdivision investments were actively traded in a liquid market.

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

The following summary shows the gross unrealized losses and fair value, aggregated by investment category of those individual securities that have been in a continuous unrealized loss position for less than or more than 12 months as of September 30, 2013 and December 31, 2012:

	September 30, 2013
(In Thousands)	Less than Twelve Months		Twelve Months or Greater		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Obligations of U.S. Government
Corporations and Agencies:
Mortgage-backed	$53,275	$983	$4,470	$95	$57,745	$1,078
Other	30,210	786	-	-	30,210	786
Obligations of state and political subdivisions	14,110	476	818	8	14,928	484
Total debt securities	97,595	2,245	5,288	103	102,883	2,348
Equity securities	185	4	285	72	470	76
Total	$97,780	$2,249	$5,573	$175	$103,353	$2,424

	December 31, 2012
(In Thousands)	Less than Twelve Months		Twelve Months or Greater		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Obligations of U.S. Government
Corporations and Agencies:
Mortgage-backed	$16,789	$79	$360	$3	$17,149	$82
Other	5,975	25	-	-	5,975	25
Obligations of state and political subdivisions	2,062	12	-	-	2,062	12
Total debt securities	24,826	116	360	3	25,186	119
Equity securities	258	29	451	149	709	178
Total	$25,084	$145	$811	$152	$25,895	$297

                At September 30, 2013, the Corporation had a total of 295 individual debt securities and 45 individual equity security positions.  At September 30, 2013, there were a total of 86 individual debt securities and 4 individual equity securities that were in a continuous unrealized loss position for less than twelve months.  At September 30, 2013, there were a total of 5 debt security and a total of 7 individual equity securities in a continuous loss position for greater than twelve months.

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

The Corporation’s marketable equity securities consist of common stock positions in various Commercial Banks, Savings and Loans/Thrifts, and Diversified Financial Service Corporations varying in asset size and geographic region. The following tables display the Corporation’s holdings of these securities by asset size and geographic region as of September 30, 2013:
	September 30, 2013
(In Thousands)		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
Asset size($)	Cost	Gains	Losses	Value

Under $1 Billion	$390	$201	$(18)	$573
$1 to $5 Billion	538	134	(1)	671
$6 to $100 Billion	516	82	(40)	558
Over $100 Billion	618	141	(17)	742
	$2,062	$558	$(76)	$2,544

	September 30, 2013
(In Thousands)		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
Geographic Region	Cost	Gains	Losses	Value

Eastern U.S.	$1,260	$337	$(59)	$1,538
Southeastern U.S.	110	20	-	130
Western U.S.	53	6	-	59
National	639	195	(17)	817
	$2,062	$558	$(76)	$2,544

The fair market value of the equity securities tends to fluctuate with the overall equity markets as well as the trends specific to each institution. The equity securities portfolio is reviewed in a similar manner as that of the debt securities with greater emphasis placed on the length of time the market value has been less than the carrying value and the financial sector outlook.  The Corporation also reviews dividend payment activities, levels of non performing assets and loan loss reserves. The starting point for the equity analysis is the length and severity of market value decline.  The Corporation and an independent consultant monitor the entire portfolio quarterly with particular attention given to securities in a continuous loss position of at least ten percent for over twelve months.  During 2012, a $17 thousand impairment loss was recognized on a few securities which management believed that a sufficient amount of credit deterioration had occurred relative to the issuer’s capital position to render the security unlikely to recover to our cost within the near term.  For the nine months ended September  30, 2013 the Corporation did not record an other-than-temporary impairment related to the investment in these equity securities.  The Corporation evaluated the near-term prospects of the issuer in relation the severity and duration of the market value decline as well as the other attributes listed above.  Based on that evaluation and the Corporation’s ability and intent to hold these equity securities for a reasonable period of time sufficient for a forecasted recovery of fair value, the Corporation does not consider these equity securities to be other-than-temporarily impaired at September 30, 2013.

3.   LOANS
Major classifications of loans at September 30, 2013 and December 31, 2012 consisted of:

(In Thousands)
	2013	2012
Commercial, financial and agricultural	$42,621	$42,547
Tax-exempt	33,016	27,625
Commercial real estate:
Commercial mortgages	94,328	93,392
Other construction and land development loans	13,555	10,144
Secured by farmland	6,544	6,510
Consumer real estate:
Home equity loans	17,291	16,696
Home equity lines of credit	16,248	17,117
1-4 family residential mortgages	159,048	146,092
Construction	8,342	8,656
Installment loans to individuals	6,231	5,986
Unearned discount	-	-
Gross loans	$397,224	$374,765

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
                Real estate loans held-for-sale in the amount of $12,106,000 at September 30, 2013 and $10,824,000 at December 31, 2012 are included in consumer real estate loans above and are carried at the lower of cost or market.
The aggregate amount of demand deposits that have been reclassified as consumer loan balances at September 30, 2013 and December 31, 2012 amounted to $98,000 and $120,000, respectively.

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

Loans not meeting the criteria above are analyzed individually as part of the above described process and are considered to be passing rated loans.
As of September 30, 2013, based on the most recent credit analysis performed, the risk category of loans by class of loans (including loans held for sale) is a follows:
	September 30, 2013
	Commercial,
	Financial &	Commercial	Consumer	Installment Loans
(In Thousands)	Agricultural, Exempt	Real Estate	Real Estate	to Individuals	Total
Pass	$70,886	$103,466	$195,944	$6,225	$376,521
Special Mention	2,169	3,797	759	-	6,725
Substandard	2,582	7,164	4,226	6	13,978
Doubtful	-	-	-	-	-
Total	$75,637	$114,427	$200,929	$6,231	$397,224

As of December 31, 2012, based on the most recent analysis performed, the risk category of loans by class of loans (including loans held for sale) is as follows:
	December 31, 2012
	Commercial,
	Financial &	Commercial	Consumer	Installment Loans
(In Thousands)	Agricultural, Exempt	Real Estate	Real Estate	to Individuals	Total
Pass	$67,772	$97,156	$186,404	$5,965	$357,297
Special Mention	509	2,214	-	-	2,723
Substandard	1,891	10,676	2,157	21	14,745
Doubtful	-	-	-	-	-
Total	$70,172	$110,046	$188,561	$5,986	$374,765

Concentrations of Credit Risk
                Most of the Corporation’s lending activity occurs within the Bank’s primary market area which encompasses Columbia County, a 484 square mile area located in North Central Pennsylvania.  The majority of the Corporation’s loan portfolio consists of commercial real estate and consumer real estate loans.  As of September 30, 2013 and December 31, 2012, there were no concentrations of loans related to any single industry in excess of 10% of total loans.

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
Non-accrual loans, segregated by class of loans, were as follows as of September 30, 2013 and December 31, 2012:
(In Thousands)	September 30, 2013	December 31, 2012
Commercial, financial and agricultural	$411	$586
Tax-exempt	-	-
Commercial real estate:
Commercial mortgages	1,085	1,192
Other construction and land development loans	-	-
Secured by farmland	-	-
Consumer real estate:
Home equity loans	232	279
Home equity lines of credit	-	-
1-4 family residential mortgages	1,512	1,123
Construction	-	-
Installment loans to individuals	10	36

Total	$3,250	$3,216

At September 30, 2013 and December 31, 2012, there were no significant commitments to lend additional funds with respect to non-accrual and restructured loans.
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
               An aging analysis of past due loans, segregated by class of loans, as of September 30, 2013 and December 31, 2012 were as follows:
	September 30, 2013
	Loans					Accruing Loans
(In Thousands)	30-89 Days		Total Past	Current	Total	90 or more
	Past Due	Non-accrual	Due Loans	Loans	Loans	Days Past Due
Commercial, financial and agricultural	$19	$411	$430	$42,191	$42,621	$-
Tax-exempt	-	-	-	33,016	33,016	-
Commercial real estate:
Commercial mortgages	652	1,085	1,737	92,591	94,328	-
Other construction and land development loans	468	-	468	13,087	13,555	-
Secured by farmland	310	-	310	6,234	6,544	-
Consumer real estate:
Home equity loans	227	232	459	16,832	17,291	-
Home equity lines of credit	50	-	50	16,198	16,248	-
1-4 family residential mortgages	817	1,512	2,329	156,719	159,048	-
Construction	-	-	-	8,342	8,342	-
Installment loans to individuals	35	10	45	6,186	6,231	-
Unearned discount	-	-	-	-	-
Gross loans	$2,578	$3,250	$5,828	$391,396	$397,224	$-

	December 31, 2012
	Loans					Accruing Loans
(In Thousands)	30-89 Days		Total Past	Current	Total	90 or more
	Past Due	Non-accrual	Due Loans	Loans	Loans	Days Past Due
Commercial, financial and agricultural	$69	$586	$655	$41,892	$42,547	$-
Tax-exempt	-	-	-	27,625	27,625	-
Commercial real estate:
Commercial mortgages	379	1,192	1,571	91,821	93,392	-
Other construction and land development loans	-	-	-	10,144	10,144	-
Secured by farmland	-	-	-	6,510	6,510	-
Consumer real estate:
Home equity loans	194	279	473	16,223	16,696	-
Home equity lines of credit	-	-	-	17,117	17,117	-
1-4 family residential mortgages	1,557	1,123	2,680	143,412	146,092	-
Construction	-	-	-	8,656	8,656	-
Installment loans to individuals	17	36	53	5,933	5,986	-
Unearned discount	-	-	-	-	0
Gross loans	$2,216	$3,216	$5,432	$369,333	$374,765	$-

                There were no loans past due 90 days and still accruing interest at September 30, 2013 and December 31, 2012.

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
No additional charge to operations was required to provide for these impaired loans as the specifically allocated allowance of $600,000 at September 30, 2013, is estimated by management to be adequate to provide for the loan loss allowance associated with these impaired loans.
                Impaired loans are set forth in the following table as of September 30, 2013 and December 31, 2012:
	September 30, 2013
	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment	Total
(In Thousands)	Principal	With No	With	Recorded	Related
	Balance	Allowance	Allowance	Investment	Allowance
Commercial, financial and agricultural	$780	$269	$511	$780	$272
Tax-exempt	-	-	-	-	-
Commercial real estate:
Commercial mortgages	1,230	276	954	1,230	166
Other construction and land development loans	-	-	-	-	-
Secured by farmland	442	442	-	442	-
Consumer real estate:
Home equity loans	152	80	72	152	37
Home equity lines of credit	21	21	-	21	-
1-4 family residential mortgages	2,077	1,422	655	2,077	119
Construction	-	-	-	-	-
Installment loans to individuals	6	-	6	6	6
Gross loans	$4,708	$2,510	$2,198	$4,708	$600

	December 31, 2012
	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment	Total
(In Thousands)	Principal	With No	With	Recorded	Related
	Balance	Allowance	Allowance	Investment	Allowance
Commercial, financial and agricultural	$863	$423	$440	$863	$105
Tax-exempt	-	-	-	-	-
Commercial real estate:
Commercial mortgages	1,357	200	1,157	1,357	369
Other construction and land development loans	-	-	-	-	-
Secured by farmland	448	448	-	448	-
Consumer real estate:
Home equity loans	325	122	203	325	140
Home equity lines of credit	-	-	-	-	-
1-4 family residential mortgages	1,145	768	377	1,145	64
Construction	-	-	-	-	-
Installment loans to individuals	21	-	21	21	15
Gross loans	$4,159	$1,961	$2,198	$4,159	$693

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
The following table details activity in the allowance for possible loan losses by portfolio segment for the nine months ended September 30, 2013 and 2012.  Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.
(In Thousands)	September 30, 2013
	Commercial	Commercial	Consumer	Installment
	Financial &	Real	Real	Loans
	Agricultural, Exempt	Estate	Estate	Individuals	Unallocated	Total
Balance, beginning of year	$870	$2,220	$1,741	$98	$1,257	$6,186
Provision charged to operations	263	(636)	793	53	(383)	90
Loans charged off	(24)	-	(90)	(56)	-	(170)
Recoveries	2	-	6	14	-	22
Ending balance	$1,111	$1,584	$2,450	$109	$874	6,128

Ending balance individually
evaluated for impairment	$272	$166	$156	$6	$-	$600

Ending balance collectively
evaluated for impairment	$839	$1,418	$2,294	$103	$874	$5,528

(In Thousands)	September 30, 2012
	Commercial	Commercial	Consumer	Installment
	Financial &	Real	Real	Loans
	Agricultural, Exempt	Estate	Estate	Individuals	Unallocated	Total
Balance, beginning of year	$959	$1,701	$1,635	$131	$957	$5,383
Provision charged to operations	(123)	203	75	20	190	365
Loans charged off	-	-	(42)	(38)	-	(80)
Recoveries	-	-	12	14	-	26
Ending balance	$836	$1,904	$1,680	$127	$1,147	5,694

Ending balance individually
evaluated for impairment	$54	$532	$110	$27	$-	$723

Ending balance collectively
evaluated for impairment	$782	$1,372	$1,570	$100	$1,147	$4,971

                The Corporation’s recorded investment in loans as of September 30, 2013 and December 31, 2012 related to each balance in the allowance for possible loan losses by portfolio segment and disaggregated on the basis of the Corporation’s impairment methodology was as follows:
(In Thousands)	September 30, 2013
	Commercial	Commercial	Consumer	Installment
	Financial &	Real	Real	Loans
	Agricultural, Exempt	Estate	Estate	Individuals	Total
Ending balance individually
evaluated for impairment	$780	$1,672	$2,250	$6	$4,708

Ending balance collectively
evaluated for impairment	74,857	112,755	198,679	6,225	392,516

Ending balance	$75,637	$114,427	$200,929	$6,231	$397,224

(In Thousands)	December 31, 2012
	Commercial	Commercial	Consumer	Installment
	Financial &	Real	Real	Loans
	Agricultural, Exempt	Estate	Estate	Individuals	Total
Ending balance individually
evaluated for impairment	$863	$1,805	$1,470	$21	$4,159

Ending balance collectively
evaluated for impairment	69,309	108,241	187,091	5,965	370,606

Ending balance	$70,172	$110,046	$188,561	$5,986	$374,765

Loan Modifications
                From time to time, the Bank may agree to modify the contractual terms of a borrower’s loan.  In cases where such modifications represent a concession to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring.  Loans modified in a troubled debt restructuring are placed on nonaccrual status until the Bank determines the future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrate a period of performance according to the restructured terms of six months.  Loan modifications considered troubled debt restructurings completed during the nine months ended September 30, 2013 and 2012 were as follows:
(In Thousands)	2013
	Commercial	Commercial	Consumer	Installment
	Financial &	Real	Real	Loans
	Agricultural, Exempt	Estate	Estate	Individuals	Total

Number of contracts	-	-	-	-	-

Pre-modification outstanding recorded investment	$-	$-	$-	$-	$-

Post-modification outstanding recorded investment	$-	$-	$-	$-	$-

(In Thousands)	2012
	Commercial	Commercial	Consumer	Installment
	Financial &	Real	Real	Loans
	Agricultural, Exempt	Estate	Estate	Individuals	Total

Number of contracts	4	1	2	-	7

Pre-modification outstanding recorded investment	$589	$37	$108	$-	$734

Post-modification outstanding recorded investment	$589	$37	$108	$-	$734

4.  SHORT-TERM BORROWINGS
Securities sold under agreements to repurchase and Federal Home Loan Bank advances generally represented overnight or less than 30-day borrowings.  U.S. Treasury tax and loan notes for collections made by the Bank were payable on demand.

5.  LONG-TERM BORROWINGS
Long-term borrowings consist of advances due to the FHLB - Pittsburgh.

6.  DEFERRED COMPENSATION PLANS
                The Bank has entered into certain non-qualified deferred compensation agreements with certain present and retired executive officers and directors.  Expenses related to these non-qualified deferred compensation plans amounted to $125,000 and $133,000 for the nine  month period ended September  30, 2013 and 2012, respectively.

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

The Corporation may require collateral or other security to support financial instruments with off-balance sheet credit risk.  The contract or notional amounts at September 30, 2013 and December 31, 2012 were as follows:
(In Thousands)	2013	2012
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$68,726	$69,897
Standby letters of credit	3,077	3,313
Dealer floor plans	1,576	1,586
Loans held for sale	12,106	10,824

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

The Corporation granted commercial, consumer and residential loans to customers primarily within Pennsylvania.  Of the total loan portfolio, 79.4% was for real estate loans, with the highest percentage being residential.  It is the opinion of management that this high concentration did not pose an adverse credit risk.  Further, it is management's opinion that the remainder of the loan portfolio is balanced and diversified to the extent necessary to avoid any significant concentration of credit.

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

The following table presents the assets reported on the consolidated statements of financial condition at their fair value as of September 30, 2013 and December 31, 2012 by level within the fair value hierarchy.  As required by FASB ASC 820-10, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.
	September 30, 2013
(In Thousands)	Level I	Level II	Level III	Total

Assets Measured on a Recurring Basis:
Investment Securities, available-for-sale	$2,544	$179,120	$-	$181,664

	December 31, 2012
(In Thousands)	Level I	Level II	Level III	Total

Assets Measured on a Recurring Basis:
Investment Securities, available-for-sale	$2,104	$168,340	$-	$170,444

At September 30, 2013 and December 31, 2012, investments measured at fair value on a recurring basis and the valuation methods used are as follows:
	September 30, 2013
(In Thousands)	Level I	Level II	Level III	Total

Available for sale securities
Obligation of US Government Agencies
Mortgage-backed	$-	$97,317	$-	$97,317
Other	-	47,008	-	47,008
Obligations of state and political subdivisions	-	34,795	-	34,795
Equity securities	2,544	-	-	2,544
	$2,544	$179,120	$-	$181,664

	December 31, 2012
(In Thousands)	Level I	Level II	Level III	Total

Available for sale securities
Obligation of US Government Agencies
Mortgage-backed	$-	$100,977	$-	$100,977
Other	-	40,168	-	40,168
Obligations of state and political subdivisions	-	27,195	-	27,195
Equity securities	2,104	-	-	2,104
	$2,104	$168,340	$-	$170,444

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
The following table presents certain assets reported on the consolidated statements of financial condition at their fair value on a non-recurring basis as of September 30, 2013 and December 31, 2012 by level within the fair value hierarchy.  As required by FASB ASC 820-10, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.
	September 30, 2013
(In Thousands)	Level I	Level II	Level III	Total
Assets Measured on a Non-recurring Basis:
Impaired Loans	$-	$4,714	$-	$4,714
Loans Held for Sale	-	12,106	-	12,106
Mortgage Servicing Rights	-	916	-	916
Other Real Estate Owned	-	12	-	12
	$-	$17,748	$-	$17,748

	December 31, 2012
(In Thousands)	Level I	Level II	Level III	Total
Assets Measured on a Non-recurring Basis:
Impaired Loans	$-	$4,159	$-	$4,159
Loans Held for Sale	-	10,824	-	10,824
Mortgage Servicing Rights	-	820	-	820
Other Real Estate Owned	-	-	-	-
	$-	$15,803	$-	$15,803

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

At September 30, 2013 and December 31, 2012, the carrying values and estimated fair values of financial instruments are presented in the table below:
	September 30, 2013		December 31, 2012
(In Thousands)	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial Assets:
Cash and short-term instruments	$13,483	$13,483	$22,591	$22,591
Investment securities	181,664	181,664	170,444	170,444
Restricted securities	4,056	4,056	3,355	3,355
Loans held for sale	12,106	12,106	10,824	10,824
Loans, net	378,990	377,744	357,755	360,457
Cash surrender value of bank owned life insurance	15,392	15,392	14,975	14,975
Accrued interest receivable	1,606	1,606	1,592	1,592

Financial Liabilities:
Interest-bearing deposits	381,798	383,406	382,133	384,345
Noninterest- bearing deposits	77,461	77,461	80,895	80,895
Short-term borrowings	93,159	93,159	64,026	64,026
Long-term borrowings	2,108	2,168	4,112	4,242
Accrued interest payable	275	275	333	333

Off-Balance Sheet Assets (Liabilities):
Commitments to extend credit		$68,726		$69,897
Standby letters of credit		3,077		3,313
Dealer floor plans		1,576		1,586

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
DEPOSITS
The fair value of deposits with no stated maturity, such as Demand Deposits, Savings Accounts, and Money Market Accounts, was equal to the amount payable on demand at September 30, 2013 and December 31, 2012.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of CCFNB Bancorp, Inc.:

We have reviewed the consolidated balance sheet of CCFNB Bancorp, Inc. and Subsidiary as of September  30, 2013 and the related consolidated statements of income, comprehensive statements of income, changes in stockholders’ equity and comprehensive income for the three month and nine  month periods ended September 30, 2013 and 2012 and the consolidated statement of cash flows for the nine month periods ended September 30, 2013 and 2012.  These consolidated interim financial statements are the responsibility of the management of CCFNB Bancorp, Inc. and Subsidiary.

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
November 13, 2013

Item 2.                    Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT
Certain statements in this section and elsewhere in this Quarterly Report on Form 10-Q, other periodic reports filed by us under the Securities Exchange Act of 1934, as amended, and any other written or oral statements made by or on behalf of us may include “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 which reflect our current views with respect to future events and financial performance.  Such forward looking statements are based on general assumptions and are subject to various risks, uncertainties, and other factors that may cause actual results to differ materially from the views, beliefs and projections expressed in such statements. These risks, uncertainties and other factors include, but are not limited to:

•	Our business and financial results are affected by business and economic conditions, both generally and specifically in the mostly North Central Pennsylvania market in which we operate.

•	Changes in interest rates and valuations in the debt, equity and other financial markets.

•	Disruptions in the liquidity and other functioning of financial markets, including such disruptions in the market for real estate and other assets commonly securing financial products.

•	Actions by the Federal Reserve Board and other government agencies, including those that impact money supply and market interest rates.

•	Changes in our customers’ and suppliers’ performance in general and their creditworthiness in particular.

•	Changes in customer preferences and behavior, whether as a result of changing business and economic conditions or other factors.

•	Changes resulting from the enacted Dodd-Frank Wall Street Reform and Consumer Protection Act.

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

24

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

RESULTS OF OPERATIONS

NET INTEREST INCOME
2013 vs. 2012
                Tax-equivalent net interest income, as reflected in the following tables, decreased $939 thousand to $14.3 million at September 30, 2013 when compared to the same 2012 time period.  Reported tax-equivalent interest income decreased $1.7 million to $16.2 million for the nine months ended September 30, 2013 when compared to the same 2012 time period.  The decrease to interest income was primarily rate driven as maturing and called investment securities as well as loans repriced throughout the past year.  Investment security tax-equivalent interest income for the nine months ended September 30, 2013 decreased $1.0 million when compared to 2012 results.  Loan interest income for the nine months ended September 30, 2013 decreased $679 thousand when compared to 2012 results.  Reported interest expense decreased $807 thousand  to $1.9 million for the nine months ended September 30, 2013 when compared to the same 2012 time period.  The decrease was primarily rate driven as maturing time deposits re-priced during the year lowering the average rate paid on interest-bearing deposits to 0.58 percent for the nine months ended September 30, 2013 from 0.82 percent at September 30, 2012.  Net interest margin decreased to 3.31 percent at September 30, 2013 from 3.52 percent at September 30, 2012.

The following Average Balance Sheet and Rate Analysis table presents the average assets, actual income or expense and the average yield on assets, liabilities and stockholders' equity for the nine months ended September 30, 2013 and 2012.

AVERAGE BALANCE SHEET AND RATE ANALYSIS
NINE MONTHS ENDED SEPTEMBER 30,
(In Thousands)	2013			2012
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(1)			(1)
ASSETS:
Tax-exempt loans	$31,188	$1,216	5.21%	$26,776	$1,264	6.31%
All other loans	347,016	12,294	4.74%	324,978	12,925	5.32%
Total loans (2)(3)(4)	378,204	13,510	4.78%	351,754	14,189	5.39%

Taxable securities	152,760	1,739	1.52%	176,491	2,897	2.19%
Tax-exempt securitites (3)	30,177	893	3.95%	22,918	783	4.56%
Total securities	182,937	2,632	1.92%	199,409	3,680	2.46%

Federal funds sold	1,867	1	0.07%	1,932	1	0.07%
Interest-bearing deposits	13,199	25	0.25%	23,862	44	0.25%

Total interest-earning assets	576,207	16,168	3.75%	576,957	17,914	4.15%

Other assets	44,723			44,319

TOTAL ASSETS	$620,930			$621,276

LIABILITIES:
Savings	$82,682	40	0.06%	$74,791	84	0.15%
Now deposits	78,521	44	0.07%	77,881	42	0.07%
Money market deposits	49,031	59	0.16%	46,260	71	0.21%
Time deposits	180,658	1,549	1.15%	200,731	2,250	1.50%
Total deposits	390,892	1,692	0.58%	399,663	2,447	0.82%

Short-term borrowings	70,402	146	0.28%	58,663	164	0.37%
Long-term borrowings	3,286	72	2.93%	5,298	106	2.68%
Junior subordinate debentures	-	-	0.00%	-	-	0.00%
Total borrowings	73,688	218	0.40%	63,961	270	0.56%

Total interest-bearing liabilities	464,580	1,910	0.55%	463,624	2,717	0.78%
Demand deposits	77,680			80,903
Other liabilities	3,537			3,663
Stockholders' equity	75,133			73,086
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$620,930			$621,276
Interest rate spread (6)			3.20%			3.37%
Net interest income/margin (5)		$14,258	3.31%		$15,197	3.52%

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

Reconcilement of Taxable Equivalent Net Interest Income
For the Nine Months Ended September 30,

(In Thousands)	2013	2012

Total interest income	$15,450	$17,219
Total interest expense	1,910	2,718

Net interest income	13,540	14,501
Tax equivalent adjustment	718	696

Net interest income
(fully taxable equivalent)	$14,258	$15,197

Rate/Volume Analysis
To enhance the understanding of the effects of volumes (the average balance of earning assets and costing liabilities) and average interest rate fluctuations on the consolidated balance sheet as it pertains to net interest income, the table below reflects these changes for 2013 versus 2012:
(In Thousands)	Nine Months Ended September 30,
	2013 vs 2012
	Increase (Decrease)
	Due to
	Volume	Rate	Net
Interest income:
Loans, tax-exempt	$172	$(220)	$(48)
Loans	781	(1,412)	(631)
Taxable investment securities	(270)	(888)	(1,158)
Tax-exempt investment securities	215	(105)	110
Federal funds sold	-	-	-
Interest bearing deposits	(20)	-	(20)
Total interest-earning assets	878	(2,625)	(1,747)

Interest expense:
Savings	4	(48)	(44)
NOW deposits	-	1	1
Money market deposits	3	(15)	(12)
Time deposits	(172)	(529)	(701)
Short-term borrowings	24	(42)	(18)
Long-term borrowings, FHLB	(44)	10	(34)
Total interest-bearing liabilities	(185)	(623)	(808)
Change in net interest income	$1,063	$(2,002)	$(939)

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
                Although management believes that it uses the best information available to make such determinations and that the allowance for loan losses is adequate at September 30, 2013, future adjustments could be necessary if circumstances or economic conditions differ substantially from the assumptions used in making the initial determinations.  A downturn in the local economy or employment and delays in receiving financial information from borrowers could result in increased levels of nonperforming assets and charge-offs, increased loan loss provisions and reductions in interest income.  Also, as part of the examination process, bank regulatory agencies periodically review the Bank’s loan loss allowance.  The bank regulators could require the recognition of additions to the loan loss allowance based on their judgment of information available to them at the time of their examination.

                The provision for loan losses amounted to $90,000 and $365,000 for the nine  months ended September 30, 2013 and 2012, respectively.  Management concluded the 2013 and 2012 increases of the provision were appropriate considering the gross loan growth experience, the level of nonperforming assets and the general condition of the national economy.  Utilizing the resources noted above, management concluded that the allowance for loan losses remains at a level adequate to provide for probable losses inherent in the loan portfolio.

NON-INTEREST INCOME
2013 vs. 2012
                 Total non-interest income decreased $507 thousand or 6.5 percent to $4.6 million for the nine months ended September 30, 2013.  The service charges and fees decreased $102 thousand or 9.2 percent to $1.0 million for the nine months ended September 30, 2013.  Gain on sale of loans decreased $337 thousand or 27.9 percent from $1.2 million in 2012 to $871 thousand  in 2013.   Brokerage income increased $18 thousand or 5.4 percent from $331 thousand in 2012 to $349 thousand in 2013.
(In Thousands)	For The Nine Months Ended
	September 30, 2013		September 30, 2012		Change
	Amount	% Total	Amount	% Total	Amount	%
Service charges and fees	$1,008	22.0%	$1,110	21.9%	$(102)	(9.2)%
Gain on sale of loans	871	19.1	1,208	23.8	(337)	(27.9)
Earnings on bank-owned life insurance	359	7.9	381	7.5	(22)	(5.8)
Brokerage	349	7.6	331	6.5	18	5.4
Trust	433	9.5	467	9.2	(34)	(7.3)
Investment security (losses) gains	65	1.4	(17)	(0.3)	82	-
Interchange fees	829	18.2	783	15.4	46	5.9
Other	653	14.3	811	16.0	(158)	(19.5)
Total non-interest income	$4,567	100.0%	$5,074	100.0%	$(507)	(10.0)%

NON-INTEREST EXPENSE
2013 vs. 2012
Total non-interest expense decreased $283 thousand or 2.4 percent from $11.9 million in 2012.  Salaries decreased $9 thousand, employee benefits increased $128 thousand, occupancy increased $55 thousand, furniture and fixtures decreased $13 thousand, and automated teller machine and interchange decreased $142 thousand.
One standard to measure non-interest expense is to express annualized non-interest expense as a percentage of average total assets.  As of September 30, 2013 this percentage was 2.50 percent compared to 2.56 percent in 2012.
(In Thousands)	For The Nine Months Ended
	September 30, 2013		September 30, 2012		Change
	Amount	% Total	Amount	% Total	Amount	%
Salaries	$4,873	41.8%	$4,882	40.8%	$(9)	(0.2)%
Employee benefits	1,607	13.8	1,479	12.4	128	8.7
Occupancy	838	7.2	783	6.6	55	7.0
Furniture and equipment	852	7.3	865	7.2	(13)	(1.5)
State shares tax	502	4.3	485	4.1	17	3.5
Professional fees	476	4.1	488	4.1	(12)	(2.5)
Directors fees	199	1.7	192	1.6	7	3.6
FDIC assessments	236	2.0	239	2.0	(3)	(1.3)
Telecommunications	200	1.7	185	1.6	15	8.1
Amortization of core deposit intangible	276	2.4	326	2.7	(50)	(15.3)
Automated teller machine and interchange	356	3.1	498	4.2	(142)	(28.5)
Other	1,237	10.6	1,513	12.7	(276)	(18.2)
Total non-interest expense	$11,652	100.0%	$11,935	100.0%	$(283)	(2.4)%

FINANCIAL CONDITION
Consolidated assets at September 30, 2013 were $633.0 million which represented an increase of $25.3 million from $607.7 million at December 31, 2012.

The loan-to-deposit ratio is a key measurement of liquidity.  Our loan-to-deposit ratio increased to 86.5 percent at September 30, 2013 as compared to 80.9 percent at December 31, 2012.

INVESTMENTS
All of our securities are available-for-sale and carried at estimated fair value.  Available-for-sale securities are reported on the consolidated balance sheet at fair value with offsetting adjustments to deferred taxes and accumulated other comprehensive income. The possibility of material price volatility in a changing interest rate environment is offset by the availability to the Corporation of restructuring the portfolio for gap positioning at any time through the securities classified as available-for-sale. As reflected in the Consolidated Statements of Changes in Stockholders’ Equity, the impact of the fair value accounting was an unrealized loss, net of tax, on September 30, 2013 of $163,000 compared to an unrealized gain, net of tax, on December 31, 2012 of $2,046,000, which represents an unrealized loss, net of tax, of $2,209,000 for the nine months ended September 30, 2013.  The following table shows the amortized cost and estimated fair value of the investment securities as of the dates shown:
	September 30, 2013
(In Thousands)	Amortized	Estimated
	Cost	Fair Value
Obligation of U.S.Government Corporations and Agencies:
Mortgage-backed	$97,228	$97,317
Other	47,710	47,008
Obligations of state and political subdivisions	34,910	34,795
Total debt securities	179,848	179,120
Marketable equity securities	2,062	2,544
Total investment securities AFS	$181,910	$181,664

	December 31, 2012
(In Thousands)	Amortized	Estimated
	Cost	Fair Value
Obligation of U.S.Government Corporations and Agencies:
Mortgage-backed	$98,938	$100,977
Other	40,000	40,168
Obligations of state and political subdivisions	26,422	27,195
Total debt securities	165,360	168,340
Marketable equity securities	1,983	2,104
Total investment securities AFS	$167,343	$170,444

LOANS
The loan portfolio increased 6.0 percent from $374.8 million at December 31, 2012 to $397.2 million at September 30, 2013.  The percentage distribution in the loan portfolio was 79.4 percent in real estate loans at $315.4 million; 10.7 percent in commercial loans at $42.6 million; 1.6 percent in consumer loans at $6.2 million; and 8.3 percent in tax exempt loans at $33.0 million.
                The following table presents the breakdown of loans by type as of the date indicated:
			Change
(In Thousands)	September 30, 2013	December 31, 2012	Amount	%

Commercial, financial and agricultural	$42,621	$42,547	$74	0.2%
Tax-exempt	33,016	27,625	5,391	19.5
Real estate	306,709	279,539	27,170	9.7
Real estate construction	8,342	18,800	(10,458)	(55.6)
Installment loans to individuals	6,231	5,986	245	4.1
Add (deduct): Unearned discount	-	-	-	-
Unamortized loan costs, net of fees	305	268	37	13.8
Gross loans	$397,224	$374,765	$22,459	6.0%

The following table presents the percentage distribution of loans by category as of the date indicated:

	September 30, 2013	December 31, 2012

Commercial, financial and agricultural	10.7%	11.4%
Tax-exempt	8.3	7.4
Real estate	77.3	74.7
Real estate construction	2.1	5.0
Installment loans to individuals	1.6	1.5
Gross loans	100.0%	100.0%

ALLOWANCE FOR LOAN LOSSES
The allowance for loan losses was $6.1 million at September 30, 2013, compared to $5.7 million at September 30, 2012.  This allowance equaled 1.54 percent and 1.58 percent of total loans, net of unearned income, as of September 30, 2013 and 2012, respectively.  The loan loss reserve is analyzed quarterly and reviewed by the Bank’s Board of Directors.  No concentration or apparent deterioration in classes of loans or pledged collateral was evident.  Delinquent loans, loan exceptions and certain large loans are addressed by the full Board no less than monthly to determine compliance with policies. Allowance for loan losses was considered adequate based on quarterly analysis.
The following table presents a summary of the Bank’s loan loss experience as of the dates indicated:
(In Thousands)	For the Nine Months Ended September 30,
	2013	2012
Average Loans Outstanding during the period	$378,204	$351,754

Balance, beginning of year	$6,186	$5,383
Provision charged to operations	90	365

Loans charged off:
Commercial, financial, and agricultural	(24)	-
Real estate mortgages	(90)	(42)
Installment loans to indiviuals	(56)	(38)

Recoveries:
Commercial, financial, and agricultural	2	-
Real estate mortgages	6	12
Installment loans to indiviuals	14	14

Balance, end of period	$6,128	$5,694

Ratio of net charge-offs to average loans outstanding during the period	0.04%	0.02%

NON-PERFORMING LOANS
As of  September 30, 2013, loans 30 to 89 days past due totaled $2.6 million compared to $2.2 million at December 31, 2012. Non-accrual loans totaled $3.3 million at September 30, 2013 and $3.2 million at December 31, 2012.
The following table presents past due and non-accrual loans by loan type and in summary as of the dates indicated:
(In Thousands)	September 30, 2013	December 31, 2012

Commercial, financial and agricultural
Days 30-89	$19	$69
Days 90 plus	-	-
Non-accrual	411	586
Real estate
Days 30-89	2,524	2,130
Days 90 plus	-	-
Non-accrual	2,829	2,594
Installment loans to individuals
Days 30-89	35	17
Days 90 plus	-	-
Non-accrual	10	36
	$5,828	$5,432

Days 30-89	$2,578	$2,216
Days 90 plus	-	-
Non-accrual	3,250	3,216
	$5,828	$5,432
Troubled debt restructurings in
compliance and not reported past due	$847	$860
Other real estate owned	$12	$-

DEPOSITS
Total average deposits decreased by 2.0 percent from $478.3 million at December 31, 2012 to $468.6 million at September 30, 2013. Average savings deposits increased 10.0 percent to $82.7 million at September 30, 2013 from $75.2 million at December 31, 2012.   Average interest bearing time deposit accounts decreased 9.2 percent from $198.9 million at December 31, 2012 to $180.7 million at September 30, 2013.
                The average balances and average rate paid on deposits are summarized as follows:
	September 30, 2013		December 31, 2012
		Average		Average	Change
(In Thousands)	Balance	Rate	Balance	Rate	Amount	%

Non-interest bearing	$77,680	-%	$80,268	-%	$(2,588)	(3.2)%
Savings	82,682	0.06	75,185	0.14	7,497	10.0
Now deposits	78,521	0.07	77,093	0.07	1,428	1.9
Money market deposits	49,031	0.16	46,854	0.20	2,177	4.6
Time deposits	180,658	1.15	198,895	1.44	(18,237)	(9.2)
Total deposits	$468,572	0.48%	$478,295	0.65%	$(9,723)	(2.0)%

BORROWED FUNDS
Average short-term borrowings, including securities sold under agreements to repurchase and day-to-day FHLB - Pittsburgh borrowings increased to $70.4 million at September 30, 2013 from $61.0 at December 31, 2012.  Average long-term borrowings decreased $1.7 million.
The average balances are summarized as follows:
(In Thousands)	September 30, 2013		December 31, 2012		Change
	Amount	% Total	Amount	% Total	Amount	%
Short-term borrowings:
Securities sold under agreement to repurchase	$69,551	94.4%	$61,023	92.4%	$8,528	14.0%
Short-term borrowings, FHLB	851	1.2	-	-	851	-
U.S. Treasury tax and loan notes	-	-	-	-	-	-
Total short-term borrowings	70,402	95.5%	61,023	92.4%	9,379	15.4
Long-term borrowings, FHLB	3,286	4.5	5,000	7.6	(1,714)	(34.3)
Total borrowed funds	$73,688	100.0%	$66,023	100.0%	$7,665	11.6%

                Short-term borrowings consisted of the following at September 30, 2013 and 2012:
	September 30, 2013
		Weighted	Maximum
(In Thousands)	Ending	Average	Month End	Average
	Balance	Balance	Balance	Rate
Securities sold under agreements to repurchase	$83,759	$69,551	$83,759	0.28%
Other short-term borrowings	9,400	851	9,400	0.25%
U.S. Treasury tax and loan notes	-	-	-	0.00%
Total	$93,159	$70,402	$93,159	0.27%

	September 30, 2012
		Weighted	Maximum
(In Thousands)	Ending	Average	Month End	Average
	Balance	Balance	Balance	Rate
Securities sold under agreements to repurchase	$72,818	$58,663	$72,818	0.37%
Other short-term borrowings	-	-	-	0.00%
U.S. Treasury tax and loan notes	-	-	-	0.00%
Total	$72,818	$58,663	$72,818	0.37%

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
As of September 30, 2013, the Bank was categorized as well-capitalized under the regulatory framework for prompt corrective action.  To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios.
Our actual consolidated capital amounts and ratios as of September 30, 2013 and December 31, 2012 are in the following table:
(In Thousands)	2013		2012
	Amount	Ratio	Amount	Ratio
Total Capital
(to Risk-weighted Assets)

Actual	$70,935	20.6%	$67,823	19.6%
For Capital Adequacy Purposes	27,575	8.0	27,745	8.0
To Be Well-Capitalized	34,469	10.0	34,682	10.0

Tier I Capital
(to Risk-weighted Assets)

Actual	$66,387	19.3%	$63,429	18.3%
For Capital Adequacy Purposes	13,787	4.0	13,873	4.0
To Be Well-Capitalized	20,681	6.0	20,809	6.0

Tier I Capital
(to Average Assets)

Actual	$66,387	10.7%	$63,429	10.4%
For Capital Adequacy Purposes	24,846	4.0	24,487	4.0
To Be Well-Capitalized	31,057	5.0	30,608	5.0

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

At September 30, 2013, our cumulative gap positions and the potential earnings change resulting from a 400 basis point change in rates were both within the internal risk management guidelines.
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
The CEO and CFO have evaluated the changes to our internal controls over financial reporting that occurred during our fiscal Quarter Ended September 30, 2013, as required by paragraph (d) Rules 13a – 15 and 15d – 15 under the Securities Exchange Act of 1934, as amended, and have concluded that there were no changes that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A.  Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I,  “Item 1.A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect our business, financial condition or future results.  At September 30, 2013 the risk factors of the Corporation have not changed materially from those in our Annual Report on Form 10-K, except as set forth below.  The risks described in our Annual Report on Form 10-K are not the only risks that we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
	Total	Average	Total Number of	Maximum Number (or
	Number of	Price Paid	Shares (or Units)	Approximate Dollar Value)
	Shares (or	per Share	Purchased as Part of	of Shares (or Units) that
	Units)	(or Units)	Publicly Announced	May Yet Be Purchased
Period	Purchased	Purchased	Plans or Programs (1)	Under the Plans or Programs

Month #1 (July 1 - July 30, 2013)	-	-	-	56,500

Month #2 (August 1 - August 31, 2013)	3,200	$37.50	3,200	53,300

Month #3 (September 1 - September 30, 2013)	-	-	-	53,300

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report on Form 10-Q for the period ended September 30, 2013, to be signed on its behalf by the undersigned thereunto duly authorized.

CCFNB BANCORP, INC.
(Registrant)

/s/ Lance O. Diehl
By

Lance O. Diehl
President and CEO
(Principal Executive Officer)
Date: November 13, 2013

/s/ Jeffrey T. Arnold
By

Jeffrey T. Arnold, CPA, CIA
Chief Financial Officer and Treasurer
(Principal Financial Officer)
Date: November 13, 2013

