Form 10-K
period 2013-12-31
CCFNB BANCORP INC
filed 2014-03-21
CIK 731122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year-ended December 31, 2013

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

Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter: $75,853,411 as of June 30, 2013.

As of March 1, 2014, the Registrant had outstanding 2,180,644 shares of its common stock, par value $1.25 per share.

CCFNB BANCORP, INC.

FORM 10-K

PART I

Item 1. Business

General

We are a registered financial holding company, bank holding company, and Pennsylvania business corporation, and are headquartered in Bloomsburg, Pennsylvania. We have one wholly-owned bank subsidiary which is First Columbia Bank & Trust Co. (the “Bank”). A substantial part of our business consists of the management and supervision of the Bank. Our principal source of income is dividends paid by the Bank. At December 31, 2013, we had approximately:

•	$624 million in total assets;
•	$395 million in gross loans;
•	$458 million in deposits; and
•	$76 million in stockholders’ equity.

The Bank is a state-chartered bank whose deposits are insured by the Deposit Insurance Fund of the FDIC. The Bank is a full-service commercial bank providing a range of services and products, including time and demand deposit accounts, consumer, commercial and mortgage loans to individuals and small to medium-sized businesses in its Northcentral Pennsylvania market area. The Bank also operates a full-service trust department. Third-party brokerage services are also resident in the Bank’s office in Lightstreet, Pennsylvania. At December 31, 2013, the Bank had thirteen branch banking offices which are located in the Pennsylvania counties of Columbia and Northumberland.

We consider our branch banking offices to be a single operating segment, because these branches have similar:

•	economic characteristics,
•	products and services,
•	operating processes,
•	delivery systems,
•	customer bases, and
•	regulatory oversight.

We have not operated any other reportable operating segments in the 3-year period ended December 31, 2013. We have combined financial information for our third-party brokerage operation with our financial information because this operation does not meet the quantitative threshold for a reporting operating segment.

We held a 50 percent interest in a local insurance agency until its sale on November 14, 2011. The name of this agency was Neighborhood Group, Inc. and traded under the fictitious name of Neighborhood Advisors (insurance agency). Through this joint venture, we sold insurance products and services. We accounted for this local insurance agency using the equity method of accounting.

As of December 31, 2013, we had 172 employees on a full-time equivalent basis. The Corporation and the Bank are not parties to any collective bargaining agreement and employee relations are considered to be good.

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

FDICIA

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA), and the regulations promulgated under FDICIA, among other things, established five capital categories for insured depository institutions – well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized – and requires federal bank regulatory agencies to implement systems for “prompt corrective action” for insured depository institutions that do not meet minimum capital requirements based on these categories. Unless a bank is well capitalized, it is subject to restrictions on its ability to offer brokered deposits and on certain other aspects of its operations. An undercapitalized bank must develop a capital restoration plan and its parent bank holding company must guarantee the bank’s compliance with the plan up to the lesser of 5% of the bank’s assets at the time it became undercapitalized and the amount needed to comply with the plan. As of December 31, 2013, the Bank was considered well capitalized based on the guidelines implemented by the bank’s regulatory agencies.

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

The FDIC imposed a special assessment equal to five basis points of assets less Tier 1 capital as of June 30, 2009, payable on September 30, 2009, and reserved the right to impose additional special assessments. Instead of imposing additional special assessments during 2009, the FDIC required all insured depository institutions to prepay their estimated risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012 on December 30, 2009. For purposes of estimating the future assessments, each institution's base assessment rate in effect on September 30, 2009 was used, increased by three basis points beginning in 2011, and the assessment base was increased at a 5% annual growth rate. The prepaid assessment will be applied against actual quarterly assessments until exhausted. Any funds remaining after June 30, 2013 were returned to the institution. This prepaid assessment does not preclude the FDIC from changing assessment rates or from further revising the risk-based assessment system.

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

In addition, all FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation (“FICO”), an agency of the Federal government established to recapitalize the Federal Savings and Loan Insurance Corporation. The FICO assessment rates, which are determined quarterly, averaged .0108% of insured deposits on an annualized basis in fiscal year 2013. These assessments will continue until the FICO bonds mature in 2017.

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

Stress Testing. The Dodd-Frank Act requires stress testing by bank holding companies and banks having more than $10 billion but less than $50 billion of consolidated assets. Stress tests assess the potential impact of scenarios on the consolidated earnings, balance sheet, and capital of a bank holding company or bank over a designated planning horizon of nine quarters, taking into account the organization’s current condition, risks, exposures, strategies and activities. Although the Dodd-Frank Act and related regulations do not apply to the Corporation and the Bank because of their smaller sizes, federal banking regulators have indicated that stress testing is a “best practice” that is expected of all banks.

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

Debit Card Interchange Fees. Effective July 21, 2011, the Dodd-Frank Act requires that the amount of any interchange fee charged by a debit card issuer with respect to a debit card transaction must be reasonable and proportional to the cost incurred by the issuer. The Federal Reserve Board has issued rules under this provision that limit the fees that a debit card issuer can charge a merchant for a transaction to the sum of 21 cents and five basis points times the value of the transaction, plus up to one cent for fraud prevention costs. In 2013 the United States district Court upheld a challenge to the Federal Reserve Board’s fee rule. The Federal Reserve Board is appealing this decision. The District Court’s judgment has been stayed pending the appeal, meaning that the fee rule continues to apply. If the Federal Reserve Board’s appeal fails, there could be changes to the rule. Although the restrictions on interchange fees do not apply to banks that, together with their affiliates, have assets of less than $10 billion, these rules may affect our ability to compete with larger institutions that are subject to the rules.

Interest on Business Accounts. Effective July 21, 2011, the Dodd-Frank Act repealed the federal prohibitions on the ability of financial institutions to pay interest on demand deposit accounts. Our interest expense will increase and our net interest margin will decrease if we begin to offer interest on demand deposits to attract additional customers or maintain current customers.

Consumer Financial Protection Bureau. The Dodd-Frank Act creates a new, independent federal agency called the Consumer Financial Protection Bureau ("CFPB"), which is granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the Equal Credit Opportunity Act, Truth in Lending Act, Real Estate Settlement Procedures Act, Fair Credit Reporting Act, Fair Debt Collection Act, the consumer financial privacy provisions of the Gramm-Leach-Bliley Act and certain other statutes. The CFPB will have examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets. Smaller institutions will be subject to rules promulgated by the CFPB but will continue to be examined and supervised by federal banking regulators for consumer compliance purposes. The CFPB will have authority to prevent unfair, deceptive or abusive practices in connection with the offering of consumer financial products. The Dodd-Frank Act authorizes the CFPB to establish certain minimum standards for the origination of residential mortgages including a determination of the borrower's ability to repay. In addition, the Dodd-Frank Act will allow borrowers to raise certain defenses to foreclosure if they receive any loan other than a "qualified mortgage" as defined by the CFPB. The CFPB issued final regulations that became effective January 10, 2014 implementing the ability to repay concept, defining “qualified mortgage” and containing new mortgage servicing rules. Compliance with these rules is expected to increase our compliance costs, may affect the volume of mortgage loans that we originate and may subject us to increased potential liability related to our residential mortgage loan activities. The Dodd-Frank Act also permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal laws and regulations.

Basel III

The federal banking agencies approved final capital rules in July 2013 that substantially amend the existing capital rules for banks and bank holding companies. The new rules reflect, in part, certain standards initially adopted by the Basel Committee on Banking and Supervision in December 2010 (commonly known as Basel III), as well as requirements contemplated by the Dodd-Frank Act.

The new rules include a new minimum ratio of common equity tier 1 capital to risk-weighted assets of 4.5% and a common equity tier 1 capital conservation buffer of 2.5% of risk-weighted assets, raise the minimum ratio of tier 1 capital to risk-weighted assets from 4% to 6% and include a minimum leverage ratio of 4 percent. The new rules implement strict eligibility criteria for regulatory capital instruments and improve the methodology for calculating risk-weighted assets to enhance risk sensitivity.

The rules initially become effective for the Corporation and the Bank on January 1, 2015, subject to phase-in periods through January 1, 2019 for certain components and other provisions. We anticipate that the Corporation and the Bank will be able to comply with the new rules upon implementation.

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

Allowance for Loan Losses

Commercial loans and commercial real estate loans comprised 45.6 percent of our total consolidated loans as of December 31, 2013. Commercial loans are typically larger than residential real estate loans and consumer loans. Because our loan portfolio contains a significant number of commercial loans and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans may cause a significant increase in nonperforming loans. An increase in nonperforming loans could result in a loss of earnings from these loans and an increase in the provision for loan losses and loan charge-offs.

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

Deposits. We offer a variety of deposit accounts with a range of interest rates and terms. We currently offer savings accounts, NOW accounts, money market accounts, demand deposit accounts and certificates of deposit. The flow of deposits is influenced significantly by general economic conditions, changes in prevailing interest rates, pricing of deposits and competition. Our deposits are primarily obtained from areas surrounding our banking offices. We rely primarily on marketing, new products, service and long-standing relationships with customers to attract and retain these deposits. At December 31, 2013, our deposits totaled $458 million.

When we determine the levels of our deposit rates, consideration is given to local competition, yields of U.S. Treasury securities and the rates charged for other sources of funds. We have maintained a high level of core deposits, which has contributed to our low cost of funds. Core deposits include savings, money market, NOW and demand deposit accounts, which, in the aggregate, represented 61.9 percent of total deposits at December 31, 2013 and 60.3 percent of total deposits at December 31, 2012.

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

We are subject to extensive regulation and supervision under federal and state laws and regulations. The requirements and limitations imposed by such laws and regulations limit the manner in which we conduct our business, undertake new investments and activities and obtain financing. These regulations are designed primarily for the protection of the deposit insurance funds and consumers and not to benefit our shareholders. Financial institution regulation has been the subject of significant legislation including, without limitation, the Dodd-Frank Wall Street Reform and Consumer Protection Act, and may be the subject of further significant legislation in the future, none of which is within our control. These programs and proposals subject us and other financial institutions to additional restrictions, oversight and costs that may have an adverse impact on our business, financial condition, results of operations or the price of our common stock. Federal and state regulatory agencies also frequently adopt changes to their regulations or change the manner in which existing regulations are applied or enforced. We cannot predict the substance or impact of pending or future legislation, regulation or the application thereof. Compliance with such current and potential regulation and scrutiny may significantly increase our costs, impede the efficiency of our internal business processes, require us to increase our regulatory capital and limit our ability to pursue business opportunities in an efficient manner.

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

We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. If there are additional banks or financial institution failures, we may be required to pay even higher FDIC premiums. Our expenses for the years ended December 31, 2010 and 2009 were adversely affected by these increased premiums and any additional special assessments may further adversely affect our results of operations.

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

Our business strategy includes making loans secured by commercial real estate. These types of loans generally have higher risk-adjusted returns and shorter maturities than traditional one-to-four family residential mortgage loans. At December 31, 2013, our loans secured by commercial real estate properties totaled approximately $94 million, which represented 23.8% of total loans. Loans secured by commercial real estate properties are generally for larger amounts and may involve a greater degree of risk than one-to-four family residential mortgage loans. Payments on loans secured by these properties are often dependent on the income produced by the underlying properties which, in turn, depends on the successful operation and management of the properties. Accordingly, repayment of these loans is subject to adverse conditions in the real estate market of the local economy. In addition, many economists believe that deterioration in income producing commercial real estate is likely to worsen as vacancy rates continue to rise and absorption rates of existing square footage continue to decline. Because of the current general economic slowdown, these loans represent higher risk, could result in an increase in our total net-charge offs and could require us to increase our allowance for loan losses, which could have a material adverse effect on our financial condition and results of operations. While we seek to minimize these risks in a variety of ways, there can be no assurance that these measures will protect against credit-reacted losses.

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

Federal banking regulators require us and our banking subsidiary to maintain adequate levels of capital to support our operations. These capital levels are determined and dictated by law, regulation and banking regulatory agencies. In addition, capital levels are also determined by our management and board of directors based on capital levels that they believe are necessary to support our business operations. At December 31, 2013, all three capital ratios for us and our banking subsidiary were above “well capitalized” levels under current bank regulatory guidelines. To be “well capitalized,” banking companies generally must maintain a Tier 1 leverage ratio of at least 5%, a Tier 1 risk-based capital ratio of at least 6% and a Total risk-based capital ratio of at least 10%. However, our regulators may require us or our banking subsidiary to operate with higher capital levels. For example, regulators recently have required some banks to attain a Tier 1 leverage ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 10%, and a Total risk-based capital ratio of at least 12%.

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

We own common stock of the Federal Home Loan Bank of Pittsburgh, or the FHLB, in order to qualify for membership in the Federal Home Loan Bank system, which enables us to borrow funds under the Federal Home Loan Bank advance program. The carrying value and fair market value of our FHLB common stock was approximately $3.8 million as of December 31, 2013.

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

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

We had 874 stockholders of record and 2,180,644 shares of common stock, par value of $1.25 per share, the only authorized class of common stock, outstanding as of March 1, 2014. Quotations for our common stock appear under the symbol “CCFN” on the OTC QB, a trading platform operated by OTC Markets Group for companies that are current in their reporting with U.S. Regulators. These quotations represent inter-dealer prices and do not include retail mark- up, markdown or commission. They may not necessarily represent actual transactions. The high and low closing sale prices and dividends per share of our common stock for the four quarters of 2013 and 2012 are summarized in the following table.

2013:	High ($)	Low ($)	Dividends Declared ($)
First quarter	37.09	36.60	.33
Second quarter	37.55	36.85	.34
Third quarter	38.24	37.05	.34
Fourth quarter	38.24	36.25	.34

2012:	High ($)	Low ($)	Dividends Declared ($)
First quarter	36.70	34.50	.31
Second quarter	36.00	34.44	.33
Third quarter	38.00	35.25	.33
Fourth quarter	38.00	35.70	.33

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

Following is a schedule of the shares of the Corporation’s common stock purchased by the Corporation during the fourth quarter of 2013:

	Total	Average	Total Number of	Maximum Number (or
	Number of	Price Paid	Shares (or Units)	Approximate Dollar Value)
	Shares (or	per Share	Purchased as Part of	of Shares (or Units) that
	Units)	(or Units)	Publicly Announced	May Yet Be Purchased
Period	Purchased	Purchased	Plans or Programs (1)	Under the Plans or Programs

Month #1 (October 1 - October 31, 2013)	-	$-	-	53,300

Month #2 (November 1 - November 30, 2013)	-	-	-	53,300

Month #3 (December 1 - December 31, 2013)	-	-	-	53,300

(1)	This program was announced in 2009. The Board of Directors approved the purchase of 200,000 shares from time to time at prevailing market prices in block trades on the open market or in privately negotiated transactions, as market conditions warrant. No expiration date is associated with this program.

Item 6. Selected Financial Data

During the year ended December 31, 2008, we completed the acquisition of Columbia Financial Corporation which had a material affect on the comparability of the information listed below.

CCFNB BANCORP, INC.

SELECTED CONSOLIDATED FINANCIAL SUMMARY

(In Thousands except per share data)	For the Year Ending December 31,
	2013	2012	2011	2010	2009
INCOME STATEMENT DATA:
Total interest income	$20,691	$22,643	$24,508	$26,776	$28,420
Total interest expense	2,505	3,468	5,126	6,683	8,614
Net interest income	18,186	19,175	19,382	20,093	19,806
Provision for possible loan losses	395	835	820	1,555	1,025
Non interest income	6,277	6,976	6,340	6,123	5,065
Non interest expenses	15,137	15,822	15,810	16,031	15,914
Federal income taxes	2,113	2,341	2,316	2,326	2,055
Net income	$6,818	$7,153	$6,776	$6,304	$5,877

PER SHARE DATA:
Earnings per share (1)	$3.13	$3.25	$3.05	$2.82	$2.61
Cash dividends declared per share	$1.35	$1.30	$1.24	$1.18	$1.03
Book value per share	$34.71	$34.10	$32.28	$30.48	$28.95
Average annual shares outstanding	2,181,080	2,200,234	2,224,455	2,232,239	2,253,087

BALANCE SHEET DATA:
Total assets	$624,010	$607,721	$624,677	$614,299	$602,489
Total loans	394,757	374,765	350,838	340,453	330,489
Total securities	181,835	173,799	199,245	210,185	223,250
Total deposits	458,260	463,028	482,379	473,792	462,288
FHLB advances-long-term	2,107	4,112	6,118	6,123	15,128
Total stockholders’ equity	75,796	74,536	71,415	67,854	65,086

PERFORMANCE RATIOS:
Return on average assets	1.10%	1.15%	1.09%	1.03%	1.01%
Return on average stockholders’ equity	9.05%	9.72%	9.68%	9.35%	9.25%
Net interest margin (2)	3.32%	3.49%	3.52%	3.68%	3.80%
Total non-interest expense as a percentage of average assets	2.43%	2.55%	2.55%	2.62%	2.73%

ASSET QUALITY RATIOS:
Allowance for possible loan losses as a percentage of total loans	1.63%	1.65%	1.53%	1.41%	1.27%
Allowance for possible loan losses as a percentage of non-performing loans (3)	116.62%	151.81%	102.80%	115.75%	89.87%
Non-performing loans as a percentage of total loans (3)	1.40%	1.09%	1.49%	1.22%	1.42%
Non-performing assets as a percentage of total assets (3)	0.88%	0.67%	0.84%	0.68%	0.78%
Net charge-offs as a percentage of average net loans (4)	-0.04%	-0.01%	-0.07%	-0.28%	-0.18%

LIQUIDITY AND CAPITAL RATIOS:
Average equity to average assets	12.10%	11.85%	11.29%	11.04%	10.90%
Tier 1 capital to risk-weighted assets (5)	19.78%	18.29%	16.88%	17.25%	16.38%
Leverage ratios (5) (6)	11.02%	10.36%	9.71%	10.00%	9.82%
Total capital to risk-weighted assets (5)	21.10%	19.56%	18.14%	18.50%	17.62%
Dividend Payout Ratio	43.17%	39.96%	40.65%	41.72%	39.44%

(1)	Based upon average shares and common share equivalents outstanding.
(2)	Represents net interest income as a percentage of average total interest-earning assets, calculated on a tax-equivalent basis.
(3)	Non-performing loans are comprised of (i) loans which are on a non-accrual basis, (ii) accruing loans that are 90 days or more past due, and (iii) troubled debt restructurings in compliance. Non-performing assets are comprised of non-performing loans and foreclosed real estate (assets acquired in foreclosure), if applicable.
(4)	Based upon average balances for the respective periods.
(5)	Based on the Federal Reserve Bank’s risk-based capital guidelines, as applicable to the Corporation. The Bank is subject to similar requirements imposed by the FDIC.
(6)	The leverage ratio is defined as the ratio of Tier 1 Capital to average total assets less intangible assets, if applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT

Certain statements in this section and elsewhere in this Annual Report on Form 10-K, other periodic reports filed by us under the Securities Exchange Act of 1934, as amended, and any other written or oral statements made by or on behalf of us may include “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 which reflect our current views with respect to future events and financial performance. Such forward looking statements are based on general assumptions and are subject to various risks, uncertainties, and other factors that may cause actual results to differ materially from the views, beliefs and projections expressed in such statements. These risks, uncertainties and other factors include, but are not limited to:

•	Our business and financial results are affected by business and economic conditions, both generally and specifically in the Northcentral Pennsylvania market in which we operate.

•	Changes in interest rates and valuations in the debt, equity and other financial markets.

•	Disruptions in the liquidity and other functioning of financial markets, including such disruptions in the market for real estate and other assets commonly securing financial products.

•	Actions by the Federal Reserve Board and other government agencies, including those that impact money supply and market interest rates.

•	Changes in our customers’ and suppliers’ performance in general and their creditworthiness in particular.

•	Changes in customer preferences and behavior, whether as a result of changing business and economic conditions or other factors.

•	Changes resulting from the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act.

•	A continuation of recent turbulence in significant segments of the United States and global financial markets, particularly if it worsens, could impact our performance, both directly by affecting our revenues and the value of our assets and liabilities and indirectly by affecting our customers and suppliers and the economy generally.

•	Our business and financial performance could be impacted as the financial industry restructures in the current environment by changes in the competitive landscape.

•	Given current economic and financial market conditions, our forward-looking statements are subject to the risk that these conditions will be substantially different than we are currently expecting. These statements are based on our current expectations that interest rates will remain low throughout most of 2014.

•	Legal and regulatory developments could have an impact on our ability to operate our businesses or our financial condition or results of operations or our competitive position or reputation. Reputational impacts, in turn, could affect matters such as business generation and retention, our ability to attract and retain management, liquidity and funding. These legal and regulatory developments could include: (a) the unfavorable resolution of legal proceedings or regulatory and other governmental inquiries; (b) increased litigation risk from recent regulatory and other governmental developments; (c) the results of the regulatory examination process, and regulators’ future use of supervisory and enforcement tools; (d) legislative and regulatory reforms, including changes to laws and regulations involving tax, pension, education and mortgage lending, the protection of confidential customer information, and other aspects of the financial institution industry; and (e) changes in accounting policies and principles.

•	Our business and operating results are affected by our ability to identify and effectively manage risks inherent in our businesses, including, where appropriate, through the effective use of third-party insurance and capital management techniques.

•	Our ability to anticipate and respond to technological changes can have an impact on our ability to respond to customer needs and to meet competitive demands.

•	Our ability to implement our business initiatives and strategies could affect our financial performance over the next several years.

•	Competition can have an impact on customer acquisition, growth and retention, as well as on our credit spreads and product pricing, which can affect market share, deposits and revenues.

•	Our business and operating results can also be affected by widespread natural disasters, terrorist activities or international hostilities, either as a result of the impact on the economy and capital and other financial markets generally or on us or on our customers and suppliers. During September 2011 Tropical Storm Lee caused flooding to portions of our operating area. Specifically two of our branch offices were impacted sustaining light to moderate damage. The Bank’s insurance claim covered a significant portion of the damage. Our Benton office sustained light damage and was operational within a few days of the incident. Our Bloomsburg Market Street office, which is a leased facility, was reopened during the second quarter of 2012. While the impact on the Corporation’s facilities is easily evaluated, the flood’s effect on the local economy is not. As of this date, the overall impact on the local economy is not fully determinable.

•	Exploration and drilling of the Marcellus Shale natural gas reserves in our market area may be affected by federal, state and local laws and regulations such as restrictions on production, permitting, changes in taxes and environmental protection, which could negatively impact our customers and, as a result, negatively impact our deposit volume and loan quality.

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

RESULTS OF OPERATION

NET INTEREST INCOME

2013 vs. 2012

Tax-equivalent net interest income decreased $946 thousand or 4.7 percent to $19.2 million for the year ended December 31, 2013. Net interest margin decreased to 3.32 percent at December 31, 2013 from 3.49 percent at December 31, 2012.

The 34 basis point decrease to the yield from interest-earning assets was driven by decreases of 58 basis points to the loan yield and a 44 basis point decrease to the investment yield. Tax-equivalent net interest income from loans decreased to $18.1 million for the year ended December 31, 2013 as loans re-priced to lower market rates. For the year ended December 31, 2013, tax-equivalent net interest income from investments decreased $1.1 million. The primary cause of the yield decrease was the 2013and 2012 reinvestment, at lower rates, of called U.S. Agency securities as well as accelerated prepayment speeds of the mortgage backed securities.

A 21 basis point decrease on interest-bearing liabilities resulted from decreases of 21 basis points to the deposit yield and the 15 basis point decrease to the borrowing yield. The total deposit yield decreased to 0.57 percent at December 31, 2013 while the yield on total borrowings decreased 15 basis points to 0.38 percent at December 31, 2013. Decreases of 31 basis points on the time deposits and 4 basis points on the money markets for the year ended December 31, 2013 were the primary reasons for the yield decrease in total deposits. A decrease of 8 basis points on the short-term borrowing yield was the primary reason for the yield decrease in total borrowings for the year ended December 31, 2013.

2012 vs. 2011

Tax-equivalent net interest income decreased $157 thousand or 0.8 percent to $20.1 million for the year ended December 31, 2012. Net interest margin decreased to 3.49 percent at December 31, 2012 from 3.52 percent at December 31, 2011.

The 33 basis point decrease to the yield from interest-earning assets was driven by decreases of 29 basis points to the loan yield and a 60 basis point decrease to the investment yield. Tax-equivalent net interest income from loans decreased to $18.8 million for the year ended December 31, 2012 as loans re-priced to lower market rates. For the year ended December 31, 2012, tax-equivalent net interest income from investments decreased $1.3 million. The primary cause of the yield decrease was the 2012 and 2011 reinvestment, at lower rates, of called U.S. Agency securities.

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

The following Average Balance Sheet and Rate Analysis table presents the average assets, actual income or expense and the average yield on assets, liabilities and stockholders' equity for the years 2013, 2012 and 2011.

AVERAGE BALANCE SHEET AND RATE ANALYSIS

YEARS ENDED DECEMBER 31,

(In Thousands)	2013			2012			2011
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(1)			(1)			(1)
ASSETS:
Tax-exempt loans	$31,932	$1,638	5.13%	$26,884	$1,679	6.25%	$27,864	$1,728	6.20%
All other loans	350,926	16,417	4.68%	327,641	17,122	5.23%	317,354	17,554	5.53%
Total loans (2)(3)(4)	382,858	18,055	4.72%	354,525	18,801	5.30%	345,218	19,282	5.59%

Taxable securities	151,009	2,352	1.56%	172,525	3,651	2.12%	184,863	5,173	2.80%
Tax-exempt securitites (3)	31,599	1,233	3.90%	23,931	1,062	4.44%	16,691	866	5.19%
Total securities	182,608	3,585	1.96%	196,456	4,713	2.40%	201,554	6,039	3.00%

Federal funds sold	1,805	1	0.06%	2,052	2	0.10%	1,708	2	0.12%
Interest-bearing deposits	10,022	25	0.25%	23,862	59	0.25%	26,500	67	0.25%

Total interest-earning assets	577,293	21,666	3.75%	576,895	23,575	4.09%	574,980	25,390	4.42%

Other assets	45,260			44,390			44,740

TOTAL ASSETS	$622,553			$621,285			$619,720

LIABILITIES:
Savings	$82,620	50	0.06%	$75,185	108	0.14%	$67,983	210	0.31%
Now deposits	78,151	58	0.07%	77,093	55	0.07%	72,707	83	0.11%
Money market deposits	47,763	75	0.16%	46,854	96	0.20%	45,947	212	0.46%
Time deposits	179,540	2,028	1.13%	198,895	2,860	1.44%	220,032	4,053	1.84%
Total deposits	388,074	2,211	0.57%	398,027	3,119	0.78%	406,669	4,558	1.12%

Short-term borrowings	74,574	205	0.27%	61,023	213	0.35%	56,759	316	0.56%
Long-term borrowings	2,989	89	2.98%	5,000	136	2.72%	6,121	159	2.60%
Junior subordinate debentures	-	-	0.00%	-	-	0.00%	4,411	93	2.11%
Total borrowings	77,563	294	0.38%	66,023	349	0.53%	67,291	568	0.84%

Total interest-bearing liabilities	465,637	2,505	0.54%	464,050	3,468	0.75%	473,960	5,126	1.08%

Demand deposits	78,388			80,268			73,012
Other liabilities	3,207			3,341			2,782
Stockholders' equity	75,321			73,626			69,966
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$622,553			$621,285			$619,720
Interest rate spread (6)			3.22%			3.34%			3.34%
Net interest income/margin (5)		$19,161	3.32%		$20,107	3.49%		$20,264	3.52%

(1) Average volume information was compared using daily averages for interest-earning and bearing accounts.

(2) Interest on loans includes loan fee income.

(3) Tax exempt interest revenue is shown on a tax-equivalent basis using a statutory federal income tax rate of 34 percent for 2013, 2012 and 2011.

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

Reconcilement of Taxable Equivalent Net Interest Income

	For the Years Ended December 31,
(In Thousands)	2013	2012	2011

Total interest income	$20,691	$22,643	$24,508
Total interest expense	2,505	3,468	5,126

Net interest income	18,186	19,175	19,382
Tax equivalent adjustment	975	932	882

Net interest income
(fully taxable equivalent)	$19,161	$20,107	$20,264

Rate/Volume Analysis

To enhance the understanding of the effects of volumes (the average balance of earning assets and costing liabilities) and average interest rate fluctuations on the balance sheet as it pertains to net interest income, the table below reflects these changes for 2013 versus 2012, and 2012 versus 2011:

(In Thousands)	Year Ended December 31,
	2013 vs 2012			2012 vs 2011
	Increase (Decrease)			Increase (Decrease)
	Due to			Due to
	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Loans, tax-exempt	$286	$(327)	$(41)	$(61)	$12	$(49)
Loans	1,485	(2,190)	(705)	614	(1,046)	(432)
Taxable investment securities	(563)	(736)	(1,299)	(377)	(1,145)	(1,522)
Tax-exempt investment securities	310	(139)	171	335	(139)	196
Federal funds sold	-	(1)	(1)	-	-	-
Interest bearing deposits	(35)	1	(34)	(7)	(1)	(8)
Total interest-earning assets	1,483	(3,392)	(1,909)	504	(2,319)	(1,815)

Interest expense:
Savings	9	(67)	(58)	20	(122)	(102)
NOW deposits	1	2	3	5	(33)	(28)
Money market deposits	1	(22)	(21)	4	(120)	(116)
Time deposits	(328)	(504)	(832)	(455)	(737)	(1,192)
Short-term borrowings	42	(50)	(8)	22	(126)	(104)
Long-term borrowings, FHLB	(59)	12	(47)	(30)	7	(23)
Junior subordinate debentures	-	-	-	(93)	-	(93)
Total interest-bearing liabilities	(334)	(629)	(963)	(527)	(1,131)	(1,658)
Change in net interest income	$1,817	$(2,763)	$(946)	$1,031	$(1,188)	$(157)

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

Although management believes that it uses the best information available to make such determinations and that the allowance for loan losses is adequate at December 31, 2013, future adjustments could be necessary if circumstances or economic conditions differ substantially from the assumptions used in making the initial determinations. A downturn in the local economy or employment and delays in receiving financial information from borrowers could result in increased levels of nonperforming assets and charge-offs, increased loan loss provisions and reductions in interest income. Also, as part of the examination process, bank regulatory agencies periodically review the Bank’s loan loss allowance. The bank regulators could require the recognition of additions to the loan loss allowance based on their judgment of information available to them at the time of their examination.

The provision for loan losses amounted to $395,000 and $835,000 for the years ended December 31, 2013 and 2012, respectively. Management concluded the change in the provision was appropriate considering the gross loan growth experience of $19.9 million, increased levels of commercial loans, and the sluggish recovery in the national economy. Utilizing the resources noted above, management concluded that the allowance for loan losses remains at a level adequate to provide for probable losses inherent in the loan portfolio.

2012 vs. 2011

The provision for loan losses increased from $820,000 in 2011 to $835,000 in 2012.

NON-INTEREST INCOME

2013 vs. 2012

Total non-interest income decreased $699 thousand or 10.0 percent to $6.3 million for the year ended December 31, 2013. The service charges and fees decreased $122 thousand or 8.3 percent to $1.4 million for the year ended December 31, 2013. Gain on sale of loans decreased $705 thousand or 40.1 percent from $1.8 million in 2012 to $1.1 million in 2013 primarily due to decreased volume of loans sold during 2013. Brokerage income increased $17 thousand or 3.9 percent from $441 thousand in 2012 to $458 thousand in 2013. Income from Trust services decreased $2 thousand or 0.3 percent from $687 thousand in 2012 to $685 thousand in 2013. Interchange fees increased $57 thousand or 5.4 percent from $1.0 million in 2012 to $1.1 million in 2013 due to increased transactional volume. Other income decreased $201 thousand from $1.1 million in 2012 to $892 thousand in 2013.

(In Thousands)	For The Year Ended
	December 31, 2013		December 31, 2012		Change
	Amount	% Total	Amount	% Total	Amount	%
Service charges and fees	$1,356	21.7%	$1,478	21.3%	$(122)	(8.3)%
Gain on sale of loans	1,054	16.8	1,759	25.2	(705)	(40.1)
Earnings on bank-owned life insurance	467	7.4	504	7.2	(37)	(7.3)
Brokerage	458	7.3	441	6.3	17	3.9
Trust	685	10.9	687	9.7	(2)	(0.3)
Investment security losses	258	4.1	(36)	(0.5)	294	(816.7)
Interchange fees	1,107	17.6	1,050	15.1	57	5.4
Other	892	14.2	1,093	15.7	(201)	(18.4)
Total non-interest income	$6,277	100.0%	$6,976	100.0%	$(699)	(10.0)%

2012 vs. 2011

Total non-interest income increased $636 thousand or 10.0 percent to $7.0 million for the year ended December 31, 2012. The service charges and fees decreased $182 thousand or 11.0 percent to $1.5 million for the year ended December 31, 2012. Gain on sale of loans increased $888, thousand or 102.0 percent from $871 thousand in 2011 to $1.8 million in 2012 primarily due to increased volume of loans sold during 2012. Brokerage income increased $157 thousand or 55.3 percent from $284 thousand in 2011 to $441 thousand in 2012. Income from Trust services decreased $84 thousand or 10.9 percent from $771 thousand in 2011 to $687 thousand in 2012. During 2012, we recorded an other than temporary impairment loss on the equity security portfolio in the amount of $36 thousand. During 2011, we recorded an other than temporary impairment loss on the equity security portfolio in the amount of $114 thousand and a realized gain from sale of equity securities in the amount of $11 thousand. Interchange fees increased $101 thousand or 10.6 percent from $949 thousand in 2011 to $1.1 million in 2012 due to increased transactional volume. The Corporation recorded a gain on the sale of premises and equipment associated with the sale of the former Hazleton branch facility in the amount of $489 thousand for the year ended December 31, 2011. Other income increased $88 thousand from $1.0 million in 2011 to $1.1 million in 2012.

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

NON-INTEREST EXPENSE

2013 vs. 2012

Total non-interest expense decreased $685 thousand or 4.3% in 2013. Salaries and employee benefits decreased $19 thousand or 0.2 percent for the year ended December 31, 2013. Automated teller machine and interchange costs decreased $136 thousand or 21.8 percent for the year ended December 31, 2013.

One standard to measure non-interest expense is to express non-interest expense as a percentage of average total assets. In 2013 and 2012 this percentage was 2.43 and 2.55 percent, respectively.

(In Thousands)	For The Years Ended
	December 31, 2013		December 31, 2012		Change
	Amount	% Total	Amount	% Total	Amount	%
Salaries	$6,383	42.2%	$6,582	41.7%	$(199)	(3.0)%
Employee benefits	1,841	12.2	1,661	10.5	180	10.8
Occupancy	1,090	7.2	1,048	6.6	42	4.0
Furniture and equipment	1,138	7.5	1,191	7.5	(53)	(4.5)
State shares tax	670	4.4	637	4.0	33	5.2
Professional fees	659	4.4	644	4.1	15	2.3
Directors fees	268	1.8	257	1.6	11	4.3
FDIC assessments	313	2.1	318	2.0	(5)	(1.6)
Telecommunications	261	1.7	263	1.7	(2)	(0.8)
Amortization of core deposit intangible	368	2.4	435	2.7	(67)	(15.4)
Automated teller machine and interchange	489	3.2	625	4.0	(136)	(21.8)
Other	1,657	10.9	2,161	13.6	(504)	(23.3)
Total non-interest expense	$15,137	100.0%	$15,822	100.0%	$(685)	(4.3)%

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

FINANCIAL CONDITION

Our consolidated assets at December 31, 2013 were $624.0 million which represented an increase of $16.3 million or 2.7 percent from $607.7 million at December 31, 2012.

Capital increased 1.7 percent from $74.5 million in 2012 to $75.8 million in 2013, after an adjustment for the fair market value of securities which was a decrease in capital of $2.5 million for 2013. Common stock and surplus increased a net $554 thousand resulting primarily from issuance of 14,898 shares of stock under our Employee Stock Purchase Plan and the Dividend Reinvestment Plan. During the year ended December 31, 2013, the Corporation purchased 16,800 shares under the announced stock buyback program. The treasury stock shares were purchased at a cost of $625,000.

Total average assets increased 0.2 percent from $621.3 million at December 31, 2012 to $622.5 million at December 31, 2013. Average earning assets were $577.3 million in 2013 and $576.9 million in 2012.

Loans increased 5.3 percent to $394.8 million at December 31, 2013 from $374.8 million at December 31, 2012.

Interest bearing deposits decreased 0.6 percent to $379.8 million at December 31, 2013 from $382.1 million at December 31, 2012. Noninterest-bearing deposits decreased 3.0 percent from $80.9 million in 2012 to $78.4 million in 2013.

The loan-to-deposit ratio is a key measurement of liquidity. Our loan-to-deposit ratio increased during 2013 to 86.1 percent compared to 80.9 percent during 2012.

It is our opinion that the asset/liability mix and the interest rate risk associated with the balance sheet are within manageable parameters. Constant monitoring using asset/liability reports and interest rate risk scenarios are in place along with quarterly asset/liability management meetings on the committee level by the Bank’s Board of Directors. Additionally, the Bank’s Asset/Liability Committee meets quarterly with an investment consultant.

INVESTMENT SECURITIES AVAILABLE-FOR-SALE

	For the Years Ended December 31,
(In Thousands)	2013	2012	2011

Federal Agency Obligations	$53,723	$40,168	$74,161
Mortgage-backed Securities	81,914	100,977	99,493
Obligations of State and Political Subdivisions	39,710	27,195	20,849
Marketable Equity Securities	2,738	2,104	1,842
Total	$178,085	$170,444	$196,345

All of our securities are available-for-sale and are carried at estimated fair value. The following table shows the maturities of investment securities, at amortized cost, at December 31, 2013 and the weighted average yields (for tax-exempt obligations on a fully taxable basis at 34 percent tax rate) of such:

			After One Year		After Five Year
	Within		But Within		But Within		After
	One Year		Five Years		Ten Years		Ten Years		Total
(In Thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Obligations of U.S. Government Corporations and Agencies	-	0.00%	$31,869	1.16%	$28,462	2.49%	$76,498	1.63%	$136,829	1.70%
Obligations of State and Political Subdivisions	$1,209	6.84%	7,517	2.98%	25,463	3.94%	5,760	3.70%	39,949	3.82%
	$1,209		$39,386		$53,925		$82,258		176,778
Marketable Equity Securities									2,062
Total Investment Securities									$178,840

Available-for-sale securities are reported on the consolidated balance sheet at fair value with an offsetting adjustment to deferred taxes. The possibility of material price volatility in a changing interest rate environment is offset by the availability to the bank of restructuring the portfolio for gap positioning at any time through the securities classed as available-for-sale. The impact of the fair value accounting was an unrealized loss, net of tax, on December 31, 2013 of $498,000 compared to an unrealized gain, net of tax, on December 31, 2012 of $2,046,000, which represents an unrealized loss, net of tax, of $2,544,000 for 2013.

The mix of securities in the portfolio at December 31, 2013 was 76.5 percent Federal Agency Obligations, 22.3 percent Municipal Securities, and 1.2 percent Other. We did not trade in derivative investment products during 2013.

LOANS

The loan portfolio increased 5.3 percent from $374.8 million in 2012 to $394.8 million in 2013. The percentage distribution in the loan portfolio was 79.5 percent in real estate loans at $313.3 million; 10.3 percent in commercial loans at $40.7 million; 1.4 percent in consumer loans at $6.1 million; and 8.8 percent in tax exempt loans at $34.6 million.

The following table presents the five-year breakdown of loans by type as of the date indicated:

	For the Years Ended December 31,
(In Thousands)	2013	2012	2011	2010	2009

Commercial, financial and agricultural	$40,733	$42,547	$41,487	$33,819	$37,642
Tax-exempt	34,577	27,625	27,145	25,180	18,055
Real estate	294,211	279,539	257,777	262,355	253,463
Real estate construction	18,813	18,800	17,239	11,689	13,526
Installment loans to individuals	6,104	5,986	6,959	7,232	7,725
Add (deduct): Unearned discount	-	-	(1)	(6)	(15)
Unamortized loan costs, net of fees	319	268	232	184	93
Gross loans	$394,757	$374,765	$350,838	$340,453	$330,489

The following table presents the percentage distribution of loans by category as of the date indicated:

	For the Years Ended December 31,
	2013	2012	2011	2010	2009

Commercial, financial and agricultural	10.3%	11.4%	11.8%	9.9%	11.4%
Tax-exempt	8.8	7.4	7.7	7.4	5.5
Real estate	74.7	74.7	73.5	77.1	76.7
Real estate construction	4.8	5.0	4.9	3.4	4.1
Installment loans to individuals	1.4	1.5	2.1	2.2	2.3
Gross loans	100.0%	100.0%	100.0%	100.0%	100.0%

The following table shows the actual maturity of loans in specified categories of the Bank’s loan portfolio at December 31, 2013, and the amount of such loans with predetermined fixed rates or with floating or adjustable rates. The table does not include any estimate of prepayments which significantly shortens the average useful life of all loans and may cause our actual repayment experience to differ from that shown below.

		One Year
	In One Year	Through	Over
(In Thousands)	or Less	Five Years	Five Years	Total

Commercial, Tax exempt, Real estate and Personal loans	$7,621	$44,993	$323,330	$375,944

Real estate construction	18,813	-	-	18,813
	$26,434	$44,993	$323,330	$394,757

Amounts of Such Loans with:
Predetermined Fixed Rates	$8,316	$29,543	$110,884	$148,743
Floating or Adjustable Rates	18,118	15,450	212,446	246,014
	$26,434	$44,993	$323,330	$394,757

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses was $6.4 million at December 31, 2013, compared to $6.2 million at December 31, 2012. This allowance equaled 1.63 percent and 1.65 percent of total loans, net of unearned income, at the end of 2013 and 2012, respectively. The loan loss reserve was analyzed quarterly and reviewed by the Bank’s Board of Directors. No concentration or apparent deterioration in classes of loans or pledged collateral was evident. Regular loan meetings with the Bank’s Director Loan Committee reviewed new loans. Delinquent loans, loan exceptions and certain large loans are addressed by the full Board no less than monthly to determine compliance with policies. Allowance for loan losses was considered adequate based on delinquency trends and actual loans written as it relates to the loan portfolio.

The following table presents an allocation of the Bank’s allowance for loan losses for specific categories:

	For the Years Ended December 31,
(In Thousands)	2013	2012	2011	2010	2009

Commercial, financial, and agricultural	$1,162	$870	$959	$752	$567
Real estate mortgages	4,310	3,961	3,336	3,529	3,132
Installment loans to indiviuals	101	98	131	106	149
Unallocated	858	1,257	957	414	362
	$6,431	$6,186	$5,383	$4,801	$4,210

The following table presents a summary of the Bank’s loan loss experience as of the dates indicated:

	For the Years Ended December 31,
(In Thousands)	2013	2012	2011	2010	2009

Average Loans Outstanding during the period	$382,858	$354,525	$345,218	$339,411	$327,077

Balance, beginning of year	$6,186	$5,383	$4,801	$4,210	$3,758
Provision charged to operations	395	835	820	1,555	1,025
Allowance acquired	-	-	-	-	-

Loans charged off:
Commercial, financial, and agricultural	(24)	-	(38)	(5)	(116)
Real estate mortgages	(90)	(44)	(187)	(994)	(407)
Installment loans to indiviuals	(85)	(46)	(53)	(37)	(76)

Recoveries:
Commercial, financial, and agricultural	3	5	1	34	1
Real estate mortgages	28	32	11	14	10
Installment loans to indiviuals	18	21	28	24	15
Balance, end of year	$6,431	$6,186	$5,383	$4,801	$4,210
Net charge-offs to average loans outstanding during the period	-0.04%	-0.01%	-0.07%	-0.28%	-0.18%

NON-PERFORMING LOANS

As of December 31, 2013, loans 30-89 days past due totaled $999 thousand compared to $2.2 million in 2012. There were no 90-days past due loans that were not classified as non-accrual at December 31, 2013 or 2012. Non-accrual loans at December 31, 2013 totaled $3.8 million as compared to $3.2 million in 2012. Overall, past due and non-accrual loans totaled $4.8 million and $5.4 million at December 31, 2013 and 2012, respectively. For the years ended December 31, 2013 and 2012, the ratio of net charge-offs during the period to average loans outstanding during the period was (0.04) percent and (0.01) percent, respectively (See Summary of Allowance for Loan Losses). Refer to the Loan section of Note 1 and Note 3– Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K filing.

The following table presents past due, non-accrual, and restructured loans by loan type and in summary as of the dates indicated:

	For the Years Ended December 31,
(In Thousands)	2013	2012	2011	2010	2009

Commercial, financial and agricultural
Days 30-89	$74	$69	$115	$244	$14
Days 90 plus	-	-	-	-	-
Non-accrual	399	586	718	224	145
Real estate
Days 30-89	673	2,130	1,106	2,880	1,632
Days 90 plus	-	-	-	-	-
Non-accrual	3,359	2,594	3,750	3,604	4,216
Installment loans to individuals
Days 30-89	252	17	6	32	49
Days 90 plus	-	-	-	-	-
Non-accrual	30	36	15	-	-
	$4,787	$5,432	$5,710	$6,984	$6,056

Days 30-89	$999	$2,216	$1,227	$3,156	$1,695
Days 90 plus	-	-	-	-	-
Non-accrual	3,788	3,216	4,483	3,828	4,361
	$4,787	$5,432	$5,710	$6,984	$6,056

Troubled debt restructurings in compliance and not reported past due	$1,731	$860	$754	$319	$323
Other real estate owned	$-	$-	$3	$-	$29

Interest income that would have been recorded under original terms	$152	$258	$253	$224	$285

Interest income recorded during the year	$14	$130	$216	$187	$241

DEPOSITS

Total average deposits decreased by 2.5 percent from $478.3 million in 2012 to $466.5 million in 2013. Average savings deposits increased 9.9 percent to $82.6 million in 2013 from $75.2 million in 2012. Average time deposits decreased 9.7 percent from $198.9 million in 2012 to $179.5 million in 2013. Average non-interest bearing demand deposits decreased to $78.4 million in 2013 from $80.3 million in 2012. Average interest bearing NOW accounts increased 1.4 percent from $77.1 million in 2012 to $78.1 million in 2013.

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

The average balance and average rate paid on deposits are summarized as follows:

	2013		2012		2011
	Average		Average		Average
(In Thousands)	Balance	Rate	Balance	Rate	Balance	Rate

Non-interest bearing	$78,388	-%	$80,268	-%	$73,012	-%
Savings	82,620	0.06	75,185	0.14	67,983	0.31
Now deposits	78,151	0.07	77,093	0.07	72,707	0.11
Money market deposits	47,763	0.16	46,854	0.20	45,947	0.46
Time deposits	179,540	1.13	198,895	1.44	220,032	1.84
Total deposits	$466,462	0.47%	$478,295	0.65%	$479,681	0.95%

The remaining maturities of certificates of deposit of $100,000 or more are as follows:

	For the Years Ended
(In Thousands)	2013	2012	2011

Three months or less	$5,295	$7,438	$6,412
Three months to six months	2,723	6,283	5,876
Six months to twelve months	9,421	11,783	18,266
Over twelve months	47,742	38,533	38,683
Total	$65,181	$64,037	$69,237

As a percentage of total average time deposits	36.3%	32.2%	31.5%

BORROWED FUNDS

The average balance of short-term borrowings, including securities sold under agreements to repurchase and day-to-day FHLB - Pittsburgh borrowings increased $13.6 million or 22.2 percent from $61.0 million in 2012 to $74.6 million in 2013. Actual short-term borrowings amounted to 16.0 percent of total interest-bearing liabilities as of December 31, 2013 as compared to 13.2 percent in 2012. Long-term borrowings, namely borrowings from the FHLB-Pittsburgh, averaged $3.0 million in 2013 and $5.0 million in 2012. As part of the 2008 acquisition of CFC, we assumed the junior subordinate debentures. The junior subordinate debentures were called and repaid by the Corporation on December 15, 2011.

The average balances of other borrowed funds are summarized as follows:

(In Thousands)	December 31, 2013		December 31, 2012		December 31, 2011
	Amount	% Total	Amount	% Total	Amount	% Total
Short-term borrowings:
Securities sold under agreement to repurchase	$72,901	94.0%	$61,023	92.4%	$56,127	83.4%
Other short-term borrowings, FHLB	1,673	2.1	-	-	-	-
U.S. Treasury tax and loan notes	-	-	-	-	632	0.9
Total short-term borrowings	74,574	96.1%	61,023	92.4%	56,759	84.3%

Long-term borrowings, FHLB	2,989	3.9	5,000	7.6	6,121	9.1
Junior subordinate debentures	-	-	-	-	4,411	6.6
Total borrowed funds	$77,563	100.0%	$66,023	100.0%	$67,291	100.0%

CAPITAL RESOURCES

Capital continues to be a strength for the Bank. Capital is critical as it must provide growth, payment to shareholders, and absorption of unforeseen losses. The federal regulators provide standards that must be met.

As of December 31, 2013, the Bank was categorized as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios.

Our actual consolidated capital amounts and ratios are in the following table:

(In Thousands)	2013		2012
	Amount	Ratio	Amount	Ratio
Total Capital
(to Risk-weighted Assets)
Actual	$72,491	21.1%	$67,823	19.6%
For Capital Adequacy Purposes	27,486	8.0	27,745	8.0
To Be Well-Capitalized	34,358	10.0	34,682	10.0

Tier I Capital
(to Risk-weighted Assets)
Actual	$67,969	19.8%	$63,429	18.3%
For Capital Adequacy Purposes	13,743	4.0	13,873	4.0
To Be Well-Capitalized	20,615	6.0	20,809	6.0

Tier I Capital
(to Average Assets)
Actual	$67,969	11.0%	$63,429	10.4%
For Capital Adequacy Purposes	24,675	4.0	24,487	4.0
To Be Well-Capitalized	30,844	5.0	30,608	5.0

Our capital ratios are not materially different from those of the Bank.

Dividends paid by the Corporation are generally provided from dividends paid to it by the Bank. Under provisions of the Pennsylvania Banking Code, cash dividends may be paid by the Bank from accumulated net earnings (retained earnings) as long as minimum capital requirements are met. The minimum capital requirements stipulate that the Bank’s surplus or excess of capital be equal to the amount of capital stock. The Bank carries capital in excess of capital requirements. The Bank has a balance of $28.0 million in its retained earnings at December 31, 2013, which is fully available for the payout of cash dividends. In order for the Corporation to maintain its financial holding company status, all banking subsidiaries must maintain a well capitalized status. The Corporation’s balance of retained earnings at December 31, 2013 is $48.6 million and would be available for the payout of cash dividends, although payment of dividends to such extent would not be prudent or likely. In 2009 the Federal Reserve Board notified all bank holding companies that dividends should be eliminated, deferred or significantly reduced if the bank holding company’s net income for the past four quarters, net of dividends paid during that period, is not sufficient to fully fund the dividends; the bank holding company’s prospective rate of earnings retention is not consistent with the bank holding company’s capital needs and overall, current and prospective financial condition; or the bank holding company will not meet or is in danger of meeting its minimum regulatory capital adequacy ratios.

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

STATEMENT OF INTEREST SENSITIVITY GAP

December 31, 2013

	90 Days	> 90 Days	1 to 5	5 to 10	> 10
(In Thousands)	Or Less	But < 1 Year	Years	Years	Years	Total

Interest-bearing deposits at banks	$2,942	$-	$-	$-	$-	$2,942
Investment securities (1)	3,092	19,931	96,208	50,531	12,073	181,835
Loans (1)	65,317	55,938	182,240	56,344	34,918	394,757
Rate Sensitive Assets	71,351	75,869	278,448	106,875	46,991	579,534
Deposits:
Interest-bearing demand deposits (2)	-	-	62,788	15,697	-	78,485
Savings (2)	7,714	18,163	84,230	16,517	-	126,624
Time	22,151	47,247	104,942	364	-	174,704
Borrowed funds	77,477	6,086	-	-	-	83,563
Long-term debt	1	2,005	24	46	31	2,107
Junior Subordinated Debentures	-	-	-	-	-	0
Rate Sensitive Liabilities	107,343	73,501	251,984	32,624	31	465,483
Interest Sensitivity Gap	$(35,992)	$2,368	$26,464	$74,251	$46,960	$114,051
Cumulative Gap	$(35,992)	$(33,624)	$(7,160)	$67,091	$114,051	$-

(1)  Investments and loans are included at the earlier of repricing or maturity and adjusted for the effects of prepayments.

(2)  Interest bearing demand and savings accounts are included based on historical experience and managements' judgment about the behavior of these deposits in changing interest rate environments.

At December 31, 2013, our cumulative gap positions and the potential earnings change resulting from a 400 basis point change in rates were within the internal risk management guidelines.

Upon reviewing the current interest sensitivity scenario at the one year through ten year intervals, an increasing interest rate environment would positively affect net income because more assets than liabilities would reprice.

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

Item 8. Financial Statements and Supplementary Data

CCFNB Bancorp, Inc.

Consolidated Balance Sheets

(In Thousands)	December 31,
	2013	2012

ASSETS
Cash and due from banks	$8,000	$10,391
Interest-bearing deposits in other banks	778	10,146
Federal funds sold	2,164	2,054
Total cash and cash equivalents	10,942	22,591
Investment securities, available for sale, at fair value	178,085	170,444
Restricted securities, at cost	3,750	3,355
Loans held for sale	12,379	10,824
Loans, net of unearned income	382,378	363,941
Less: Allowance for loan losses	6,431	6,186
Loans, net	375,947	357,755
Premises and equipment, net	11,517	11,935
Accrued interest receivable	1,666	1,592
Cash surrender value of bank-owned life insurance	15,499	14,975
Investment in limited partnerships	1,201	1,413
Intangible Assets:
Core deposit	835	1,203
Goodwill	7,937	7,937
Prepaid FDIC assessment	-	864
Other assets	4,252	2,833
TOTAL ASSETS	$624,010	$607,721

LIABILITIES
Interest-bearing deposits	$379,813	$382,133
Noninterest-bearing deposits	78,447	80,895
Total deposits	458,260	463,028
Short-term borrowings	83,563	64,026
Long-term borrowings	2,107	4,112
Accrued interest payable	263	333
Other liabilities	4,021	1,686
TOTAL LIABILITIES	548,214	533,185

STOCKHOLDERS' EQUITY
Common stock, par value $1.25 per share; authorized 15,000,000 shares, issued 2,330,544 shares in 2013 and 2,315,646 shares in 2012	2,913	2,894
Surplus	29,466	28,931
Retained earnings	48,588	44,713
Accumulated other comprehensive income	(498)	2,046
Treasury stock, at cost; 146,700 shares in 2013 and 129,900 shares in 2012	(4,673)	(4,048)
TOTAL STOCKHOLDERS' EQUITY	75,796	74,536
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$624,010	$607,721

See accompanying notes to consolidated financial statements.

CCFNB Bancorp, Inc.

Consolidated Statements of Income

(In Thousands, Except Per Share Data)	For the Years Ended December 31,
	2013	2012	2011
INTEREST AND DIVIDEND INCOME
Interest and fees on loans:
Taxable	$16,418	$17,122	$17,554
Tax-exempt	1,081	1,108	1,141
Interest and dividends on investment securities:
Taxable	2,252	3,587	5,121
Tax-exempt	814	701	571
Dividend and other interest income	100	64	52
Federal funds sold	1	2	1
Deposits in other banks	25	59	68
TOTAL INTEREST AND DIVIDEND INCOME	20,691	22,643	24,508

INTEREST EXPENSE
Deposits	2,211	3,119	4,558
Short-term borrowings	205	213	316
Long-term borrowings	89	136	159
Junior subordinate debentures	-	-	93
TOTAL INTEREST EXPENSE	2,505	3,468	5,126

NET INTEREST INCOME	18,186	19,175	19,382

PROVISION FOR LOAN LOSSES	395	835	820

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	17,791	18,340	18,562

NON-INTEREST INCOME
Service charges and fees	1,356	1,478	1,660
Gain on sale of loans	1,054	1,759	871
Earnings on bank-owned life insurance	467	504	414
Brokerage	458	441	284
Trust	685	687	771
Investment security losses	258	(36)	(103)
Gain on sale of premises and equipment	-	-	489
Interchange fees	1,107	1,050	949
Other	892	1,093	1,005
TOTAL NON-INTEREST INCOME	6,277	6,976	6,340

NON-INTEREST EXPENSE
Salaries	6,383	6,582	6,508
Employee benefits	1,841	1,661	1,706
Occupancy	1,090	1,048	1,045
Furniture and Equipment	1,138	1,191	1,271
State shares tax	670	637	596
Professional fees	659	644	618
Director's fees	268	257	263
FDIC assessments	313	318	384
Telecommunications	261	263	284
Amortization of core deposit intangible	368	435	554
Automated teller machine and interchange	489	625	660
Other	1,657	2,161	1,921
TOTAL NON-INTEREST EXPENSE	15,137	15,822	15,810

INCOME BEFORE INCOME TAX PROVISION	8,931	9,494	9,092
INCOME TAX PROVISION	2,113	2,341	2,316
NET INCOME	$6,818	$7,153	$6,776

EARNINGS PER SHARE	$3.13	$3.25	$3.05
CASH DIVIDENDS PER SHARE	$1.35	$1.30	$1.24
WEIGHTED AVERAGE SHARES OUTSTANDING	2,181,080	2,200,234	2,224,455

See accompanying notes to the consolidated financial statements.

CCFNB Bancorp, Inc.

Consolidated Statements of Changes in Stockholders' Equity

					Accumulated
	Common				Other		Total
(In Thousands Except Per Share Data)	Stock			Retained	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Surplus	Earnngs	Income (Loss)	Stock	Equity
Balance, December 31, 2010	2,286,931	$2,859	$27,964	$36,397	$2,221	$(1,587)	$67,854

Net income				6,776			6,776
Change in net unrealized gain on investment securities available-for-sale, net of reclassification adjustment and tax effects.					39		39
Common stock issuance under dividend reinvestment and stock purchase plans	14,056	17	451				468
Recognition of employee stock purchase plan expense			6				6
Purchase of treasury stock (27,900 shares)						(973)	(973)
Cash dividends, ($1.24 per share)				(2,755)			(2,755)
Balance, December 31, 2011	2,300,987	2,876	28,421	40,418	2,260	(2,560)	71,415

Net income				7,153			7,153
Change in net unrealized gain on investment securities available-for-sale, net of reclassification adjustment and tax effects.					(214)		(214)
Common stock issuance under dividend reinvestment and stock purchase plans	14,659	18	504				522
Recognition of employee stock purchase plan expense			6				6
Purchase of treasury stock (41,000 shares)						(1,488)	(1,488)
Cash dividends, ($1.30 per share)				(2,858)			(2,858)
Balance, December 31, 2012	2,315,646	2,894	28,931	44,713	2,046	(4,048)	74,536

Net income				6,818			6,818
Change in net unrealized gain on investment securities available-for-sale, net of reclassification adjustment and tax effects.					(2,544)		(2,544)
Common stock issuance under dividend reinvestment and stock purchase plans	14,898	19	529				548
Recognition of employee stock purchase plan expense			6				6
Purchase of treasury stock (16,800 shares)						(625)	(625)
Cash dividends, ($1.35 per share)				(2,943)			(2,943)
Balance, December 31, 2013	2,330,544	$2,913	$29,466	$48,588	$(498)	$(4,673)	$75,796

See accompanying notes to the consolidated financial statements.

CCFNB Bancorp, Inc.

Consolidated Statements of Comprehensive Income

(In Thousands)	Years Ended December 31,
	2013		2012		2011

Net Income		$6,818		$7,153		$6,776
Other comprehensive income:
Change in unrealized gain on investment securities available-for-sale	(4,113)		(288)		163
Realized gain (loss) included in net income	258		(36)		(103)
Other comprehensive (loss) income before tax expense	(3,855)		(324)		60
Tax effect	(1,311)		(110)		21
Other comprehensive (loss) income		(2,544)		(214)		39
Comprehensive income		$4,274		$6,939		$6,815

See accompanying notes to the consolidated financial statements.

CCFNB Bancorp, Inc.

Consolidated Statements of Cash Flows

(In Thousands)	Years Ended December 31,
	2013	2012	2011

OPERATING ACTIVITIES
Net Income	$6,818	$7,153	$6,776
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	395	835	820
Depreciation and amortization of premises and equipment	711	726	801
Gain on sale of investment securities	(258)	-	(11)
Impairment loss on securites	0	36	114
Amortization and accretion on investment securities	1,264	882	885
Gain on sale of premises and equipment	-	-	(489)
Loss on sale of other real estate owned	14	3	-
Deferred income benefit	(278)	(653)	(190)
Gain on sale of loans	(1,054)	(1,759)	(871)
Proceeds from sale of mortgage loans	37,846	47,986	27,947
Originations of mortgage loans held for resale	(38,347)	(51,887)	(30,235)
Amortization of intangibles and invesment in limited partnerships	580	658	705
(Increase) Decrease in accrued interest receivable	(74)	(264)	304
Increases in cash surrender value of bank-owned life insurance	(524)	(562)	(2,471)
Decrease in accrued interest payable	(70)	(164)	(155)
Decrease in prepaid FDIC assessment	864	282	344
Other, net	778	(417)	309
Net cash provided by operating activities	8,665	2,855	4,583
INVESTING ACTIVITIES
Investment securities available for sale:
Purchases	(77,094)	(111,060)	(108,827)
Proceeds from sales, maturities and redemptions	66,325	131,918	122,029
Proceeds from redemption of restricted securities	561	58	298
Purchase of restricted securities	(956)	(513)	(186)
Net increase in loans	(18,658)	(18,487)	(7,467)
Proceeds from sale of premises and equipment	-	-	1,272
Proceeds from sale of other real estate owned	57	188	-
Purchase of investment in limited partnership	-	(180)	-
Acquisition of premises and equipment	(293)	(921)	(1,332)
Net cash (used for) provided by investing activities	(30,058)	1,003	5,787
FINANCING ACTIVITIES
Net (decrease) increase in deposits	(4,768)	(19,351)	26,255
Disposition of deposits on the sale of Hazleton branch	-	-	(17,668)
Net increase (decrease) in short-term borrowings	19,537	5,738	(471)
Repayment of long-term borrowings	(2,005)	(2,006)	(5)
Repayment of junior subordinate debentures	-	-	(4,640)
Acquisition of treasury stock	(625)	(1,488)	(973)
Proceeds from issuance of common stock	548	522	468
Cash dividends paid	(2,943)	(2,858)	(2,755)
Net cash provided by (used for) financing activities	9,744	(19,443)	211
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(11,649)	(15,585)	10,581
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	22,591	38,176	27,595
CASH AND CASH EQUIVALENTS, END OF PERIOD	$10,942	$22,591	$38,176

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest paid	$2,575	$3,632	$5,281
Income taxes paid	1,888	2,874	2,171
Securities acquired but not settled	1,732	-	381
Loans transferred to other real estate owned	71	188	3

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

SEGMENT REPORTING

The Bank acts as an independent community financial services provider, and offers traditional banking and related financial services to individual, business and government customers. Through its branch, remote capture, internet banking, telephone, mobile banking, and automated teller machine network, the Bank offers a full array of commercial and retail financial services, including the taking of time, savings and demand deposits; the making of commercial, consumer and mortgage loans; and the providing of other financial services. The Bank also performs personal, corporate, pension and fiduciary services through its B.B.C.T., Co. as well as offers diverse investment products through its investment center.

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

RESTRICTED SECURITIES

Restricted equity securities consist of stock in the Federal Home Loan Bank of Pittsburgh (“FHLB – Pittsburgh”), and Atlantic Community Bankers Bank (“ACBB”) and do not have a readily determinable fair value because their ownership is restricted, and they can be sold back only to the FHLB-Pittsburgh, ACBB or to another member institution. Therefore, these securities are classified as restricted equity investment securities, carried at cost, and evaluated for impairment. At December 31, 2013, the Corporation held $3,715,200 in stock of the FHLB-Pittsburgh and $35,000 in stock of ACBB. At December 31, 2012, the Corporation held $3,320,000 in stock of FHLB-Pittsburgh and $35,000 in stock of ACBB.

The Corporation evaluated its holding of restricted stock for impairment and deemed the stock to not be impaired due to the expected recoverability of par value, which equals the value reflected within the Corporation’s financial statements. The decision was based on several items ranging from the estimated true economic losses embedded within FHLB’s mortgage portfolio to the FHLB’s liquidity position and credit rating. The Corporation utilizes the impairment framework outlined in GAAP to evaluate stock for impairment. The following factors were evaluated to determine the ultimate recoverability of the par value of the Corporation’s restricted stock holdings; (i) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted; (ii) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB; (iii) the impact of legislative and regulatory changes on the institutions and, accordingly, on the customer base of the FHLB; (iv) the liquidity position of the FHLB; and (v) whether a decline is temporary or whether it affects the ultimate recoverability of the FHLB stock based on (a) the materiality of the carrying amount to the member institution and (b) whether an assessment of the institution’s operational needs for the foreseeable future allow management to dispose of the stock. Based on the analysis of these factors, the Corporation determined that its holding of restricted stock was not impaired at December 31, 2013 and 2012.

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

INTANGIBLE ASSETS - GOODWILL

Goodwill represents the excess of the purchase price over the fair market value of net assets acquired. The Corporation has recorded net goodwill of $7,937,000 at December 31, 2013 and 2012 related to the 2008 acquisition of Columbia Financial Corporation and its subsidiary, First Columbia Bank & Trust Co. In accordance with current accounting standards, goodwill is not amortized. Management performs an annual evaluation for impairment. Any impairment of goodwill results in a charge to income. The Corporation periodically assesses whether events or changes in circumstances indicate that the carrying amounts of goodwill and other intangible assets may be impaired. Goodwill is tested for impairment at the reporting unit level and an impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value.  The Company employs general industry practices in evaluating the impairment of its goodwill and other intangible assets.  The Company calculates the value of goodwill using a combination of the following valuation methods: dividend discount analysis under the income approach, which calculates the present value of all excess cash flows plus the present value of a terminal value, the price/earnings multiple under the market approach and the change in control premium to market price approach.  Based upon these reviews, management determined there was no impairment of goodwill during 2013 or 2012.  No assurance can be given that future impairment tests will not result in a charge to earnings.

INTANGIBLE ASSETS – CORE DEPOSIT

The Corporation has an amortizable intangible asset related to the deposit premium paid for the acquisition of Columbia Financial Corporation’s subsidiary, First Columbia Bank & Trust Co. This intangible asset is being amortized on a sum of the years digits method over 10 years and has a carrying value of $835,000 as of December 31, 2013. At December 31, 2012, the intangible asset had a carrying value of $1,203,000. The recoverability of the carrying value is evaluated on an ongoing basis, and permanent declines in value, if any, are charged to expense. Amortization of the core deposit intangible amounted to $368,000 and $435,000 for the years ended December 31, 2013 and 2012, respectively.

The estimated amortization expense of the core deposit intangible over its remaining life is as follows:

For the Year Ended:
2014	$301,000
2015	234,000
2016	166,000
2017	99,000
2018	35,000
Thereafter	-
Total	$835,000

OTHER REAL ESTATE OWNED

Real estate properties acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value on the date of foreclosure establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less cost to sell and is included in other assets. Revenues derived from and costs to maintain the assets and subsequent gains and losses on sales are included in other non-interest income and expense. The amount of other real estate owned was $0 as of December 31, 2013 and 2012.

BANK OWNED LIFE INSURANCE

The Corporation invests in Bank Owned Life Insurance (BOLI). Purchase of BOLI provides life insurance coverage on certain present and retired employees and Directors with the Corporation being owner and primary beneficiary of the policies.

INVESTMENTS IN LIMITED PARTNERSHIPS

The Corporation is a limited partner in four partnerships at December 31, 2013 that provide low income housing in the Corporation’s geographic market area. The investments are accounted for under the effective yield method. Under the effective yield method, the Corporation recognizes tax credits as they are allocated and amortizes the initial cost of the investment to provide a constant effective yield over the period that the tax credits are allocated to the Corporation. Under this method, the tax credits allocated, net of any amortization of the investment in the limited partnerships, are recognized in the consolidated statements of income as a component of income tax expense. The amount of tax credits allocated to the Corporation was $267,000 and the amortization of the investments in limited partnerships was $212,000 in 2013. The amount of tax credits allocated to the Corporation was $277,000 and the amortization of the investments in limited partnerships was $222,000 in 2012. The carrying value of the Corporation’s investments in limited partnerships was $1,201,000 and $1,413,000 at December 31, 2013 and 2012, respectively.

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

The Corporation and the Bank are subject to U.S. federal income tax and Commonwealth of Pennsylvania tax. The Corporation is no longer subject to examination by Federal or State taxing authorities for the years before 2007. At December 31, 2013 and December 31, 2012 the Corporation did not have any unrecognized tax benefits. The Corporation does not expect the amount of any unrecognized tax benefits to significantly increase in the next twelve months. The Corporation recognizes interest related to income tax matters as interest expense and penalties related to income tax matters as other noninterest expense. At December 31, 2013 and December 31, 2012, the Corporation does not have any amounts accrued for interest and/or penalties.

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

ADVERTISING COSTS

It is the Corporation’s policy to expense advertising costs in the period in which they are incurred Advertising expense for the years ended December 31, 2013, 2012, and 2011 was approximately $224,000, $242,000, and $219,000, respectively.

RECLASSIFICATIONS

Certain amounts in the consolidated financial statements of the prior years have been reclassified to conform to presentations used in the 2013 consolidated financial statements. Such reclassifications had no effect on the Corporation's consolidated financial condition or net income.

2. INVESTMENT SECURITIES AVAILABLE-FOR-SALE

The amortized cost, related estimated fair value, and unrealized gains and losses for investment securities were as follows at December 31, 2013 an2012:

(In Thousands)	2013
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Obligation of U.S.Government Corporations and Agencies:
Mortgage-backed	$82,044	$721	$(851)	$81,914
Other	54,785	66	(1,128)	53,723
Obligations of state and political subdivisions	39,949	340	(579)	39,710
Total debt securities	176,778	1,127	(2,558)	175,347
Marketable equity securities	2,062	719	(43)	2,738
Total investment securities AFS	$178,840	$1,846	$(2,601)	$178,085

(In Thousands)	2012
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Obligation of U.S.Government Corporations and Agencies:
Mortgage-backed	$98,938	$2,121	$(82)	$100,977
Other	40,000	193	(25)	40,168
Obligations of state and political subdivisions	26,422	785	(12)	27,195
Total debt securities	165,360	3,099	(119)	168,340
Marketable equity securities	1,983	299	(178)	2,104
Total investment securities AFS	$167,343	$3,398	$(297)	$170,444

Securities available-for-sale with an aggregate fair value of $130,591,000 and $110,103,000 at December 31, 2013 and 2012, respectively, were pledged to secure public funds, trust funds, securities sold under agreements to repurchase and other balances of $107,868,000 and $88,508,000 at December 31, 2013 and 2012, respectively, as required by law.

The amortized cost and estimated fair value of investment securities, by expected maturity, are shown below at December 31, 2013. Expected maturities on debt securities will differ from contractual maturities, because some borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Other securities and marketable equity securities are not considered to have defined maturities and are included in the “Due after ten years” category:

			Weighted
(In Thousands)	Amortized	Estimated	Average
	Cost	Fair Value	Yield
Due in one year or less	$1,209	$1,223	6.84%
Due after one year to five years	39,386	39,020	1.51%
Due after five years to ten years	53,926	53,345	3.17%
Due after ten years	84,319	84,497	1.75%
Total	$178,840	$178,085

There were no aggregate investments with a single issuer (excluding the U. S. Government and its Agencies) which exceeded ten percent of consolidated stockholders’ equity at December 31, 2013. The quality rating of all obligations of state and political subdivisions were “A” or higher on all securities, as rated by Moody’s or Standard and Poors. All of the state and political subdivision investments were actively traded in a liquid market.

Proceeds from sales, maturities and redemptions of investments in debt and equity securities classified as available-for-sale during 2013, 2012 and 2011 were $66,325,000, $131,918,000, and $122,029,000, respectively. For the year ended December 31, 2013, the Corporation realized gross gains of $258,000 and $0 gross losses. For the year ended December 31, 2012, the Corporation did not realize a gross gain or a gross loss. For the year ended December 31, 2011, the Corporation realized gross gains of $11,000 and $0 gross losses.

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

The following summary shows the gross unrealized losses and fair value, aggregated by investment category of those individual securities that have been in a continuous unrealized loss position for less than or more than 12 months as of December 31, 2013 and 2012:

	2013
(In Thousands)	Less than Twelve Months		Twelve Months or Greater		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	$43,311	$658	$7,926	$193	$51,237	$851
Other	41,657	1,128	-	-	41,657	1,128
Obligations of state and political subdivisions	16,518	561	931	18	17,449	579
Total debt securities	101,486	2,347	8,857	211	110,343	2,558
Equity securities	213	7	157	36	370	43
Total	$101,699	$2,354	$9,014	$247	$110,713	$2,601

	2012
(In Thousands)	Less than Twelve Months		Twelve Months or Greater		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	$16,789	$79	$360	$3	$17,149	$82
Other	5,975	25	-	-	5,975	25
Obligations of state and political subdivisions	2,062	12	-	-	2,062	12
Total debt securities	24,826	116	360	3	25,186	119
Equity securities	258	29	451	149	709	178
Total	$25,084	$145	$811	$152	$25,895	$297

At December 31, 2013, the Corporation had a total of 286 debt securities and 46 equity security positions. At December 31, 2013, there were a total of 99 individual debt securities and 3 individual equity securities that were in a continuous unrealized loss position for less than twelve months. At December 31, 2013, there were 7 debt securities and 5 individual equity securities in a continuous loss position for greater than twelve months.

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

The Corporation’s marketable equity securities consist of common stock positions in various Commercial Banks, Savings and Loans/Thrifts, and Diversified Financial Service Corporations varying in asset size and geographic region. The following tables display the Corporation’s holdings of these securities by asset size and geographic region as of December 31, 2013:

	December 31, 2013
(In Thousands)		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
Asset size($)	Cost	Gains	Losses	Value

Under $1 Billion	$390	$205	$(19)	$576
$1 to $5 Billion	538	186	-	724
$6 to $100 Billion	516	118	(20)	614
Over $100 Billion	618	210	(4)	824
	$2,062	$719	$(43)	$2,738

	December 31, 2013
(In Thousands)		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
Geographic Region	Cost	Gains	Losses	Value

Eastern U.S.	$1,260	$398	$(38)	$1,620
Southeastern U.S.	110	34	-	144
Western U.S.	53	12	-	65
National	639	275	(5)	909
	$2,062	$719	$(43)	$2,738

The fair market value of the equity securities tends to fluctuate with the overall equity markets as well as the trends specific to each institution. The equity securities portfolio is reviewed in a similar manner as that of the debt securities with greater emphasis placed on the length of time the market value has been less than the carrying value and the financial sector outlook. The Corporation also reviews dividend payment activities, and levels of non performing assets and loan loss reserves. The starting point for the equity analysis is the length and severity of market value decline. The Corporation and an independent consultant monitor the entire portfolio quarterly with particular attention given to securities in a continuous loss position of at least ten percent for over twelve months. During 2013, impairment was recognized. For the years ended December 31, 2013, 2012 and 2011 the Corporation recorded an other-than-temporary impairment totaling $0, $36,000 and $114,000, respectively related to the investment in these equity securities. Securities with an unrealized loss that were determined to be other-than-temporary were written down to fair value, with the write-down recorded as a realized loss included in security (losses) gains. The Corporation evaluated the near-term prospects of the issuer in relation to the severity and duration of the market value decline as well as the other attributes listed above. Based on that evaluation and the Corporation’s ability and intent to hold these equity securities for a reasonable period of time sufficient for a forecasted recovery of fair value, the Corporation does not consider these equity securities to be other-than-temporarily impaired at December 31, 2013.

3.	LOANS

Major classifications of loans at December 31, 2013 and 2012 consisted of:

(In Thousands)
	2013	2012
Commercial, financial and agricultural	$40,733	$42,547
Tax-exempt	34,577	27,625
Commercial real estate:
Commercial mortgages	94,120	93,392
Other construction and land development loans	10,397	10,144
Secured by farmland	7,066	6,510
Consumer real estate:
Home equity loans	17,181	16,696
Home equity lines of credit	15,937	17,117
1-4 family residential mortgages	160,226	146,092
Construction	8,416	8,656
Installment loans to individuals	6,104	5,986
Unearned discount	-	-
Gross loans	$394,757	$374,765

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

Real estate loans held-for-sale in the amount of $12,379,000 at December 31, 2013 and $10,824,000 at December 31, 2012 are included in consumer real estate loans above and are carried at the lower of cost or market.

The aggregate amount of demand deposits that have been reclassified as consumer loan balances at December 31, 2013 and 2012 are $93,000 and $120,000, respectively.

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

As of December 31, 2013, based on the most recent credit analysis performed, the risk category of loans by class of loans (including loans held for sale) is a follows:

	December 31, 2013
	Commercial,
	Financial &	Commercial	Consumer	Installment Loans
(In Thousands)	Agricultural	Real Estate	Real Estate	to Individuals	Total
Pass	$69,442	$99,503	$195,220	$6,087	$370,252
Special Mention	3,459	4,237	2,050	-	9,746
Substandard	2,409	7,843	4,490	17	14,759
Doubtful	-	-	-	-	-
Total	$75,310	$111,583	$201,760	$6,104	$394,757

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

Concentrations of Credit Risk

Most of the Corporation’s lending activity occurs within the Bank’s primary market area which encompasses Columbia County, a 484 square mile area located in Northcentral Pennsylvania. The majority of the Corporation’s loan portfolio consists of commercial and consumer real estate loans. As of December 31, 2013 and 2012, there were no concentrations of loans related to any single industry in excess of 10% of total loans.

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

Non-accrual loans, segregated by class of loans, were as follows as of December 31:

(In Thousands)	2013	2012	2011
Commercial, financial and agricultural	$399	$586	$718
Tax-exempt	-	-	-
Commercial real estate:
Commercial mortgages	1,485	1,192	2,020
Other construction and land development loans	-	-	-
Secured by farmland	-	-	-
Consumer real estate:
Home equity loans	240	279	357
Home equity lines of credit	75	-	-
1-4 family residential mortgages	1,559	1,123	1,373
Construction	-	-	-
Installment loans to individuals	30	36	15

Total	$3,788	$3,216	$4,483

The gross interest that would have been recorded if all non-accrual loans during the year had been current in accordance with their original terms and the amounts actually recorded in income were as follows:

(In Thousands)	2013	2012	2011

Gross interest due under terms	$152	$258	$253
Amount included in income	(14)	(130)	(216)
Interest income not recognized	$138	$128	$37

At December 31, 2013, there were no significant commitments to lend additional funds with respect to non-accrual and restructured loans.

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

An age analysis of past due loans, segregated by class of loans, as of December 31, 2013 were as follows:

	2013
	Loans	Loans				Accruing Loans
(In Thousands)	30-89 Days	90 or more days	Total Past	Current	Total	90 or more
	Past Due	Past Due	Due Loans	Loans	Loans	Days Past Due
Commercial, financial and agricultural	$74	$399	$473	$40,260	$40,733	$-
Tax-exempt	-	-	-	34,577	34,577	-
Commercial real estate:
Commercial mortgages	241	1,485	1,726	92,394	94,120	-
Other construction and land development loans	-	-	-	10,397	10,397	-
Secured by farmland	-	-	-	7,066	7,066	-
Consumer real estate:
Home equity loans	80	240	320	16,861	17,181	-
Home equity lines of credit	-	75	75	15,862	15,937	-
1-4 family residential mortgages	352	1,559	1,911	158,315	160,226	-
Construction	-	-	-	8,416	8,416	-
Installment loans to individuals	252	30	282	5,822	6,104	-
Unearned discount	-	-	-	-	-
Gross loans	$999	$3,788	$4,787	$389,970	$394,757	$-

There were no loans past due 90 days and still accruing interest at December 31, 2013, 2012 and 2011.

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

No additional charge to operations was required to provide for these impaired loans as the specifically allocated allowance of $903,000 at December 31, 2013, is estimated by management to be adequate to provide for the potential loan losses associated with these impaired loans. The average recorded investment in impaired loans during the years ended December 31, 2013, 2012 and 2011 was approximately $4,378,000, $4,802,000 and $4,656,000, respectively.

Impaired loans are set forth in the following table as of December 31:

	2013
	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment	Total
(In Thousands)	Principal	With No	With	Recorded	Related
	Balance	Allowance	Allowance	Investment	Allowance
Commercial, financial and agricultural	$762	$264	$498	$762	$255
Tax-exempt	-	-	-	-	-
Commercial real estate:
Commercial mortgages	1,626	261	1,365	1,626	277
Other construction and land development loans	-	-	-	-	-
Secured by farmland	438	438	-	438	-
Consumer real estate:
Home equity loans	164	77	87	164	52
Home equity lines of credit	96	21	75	96	75
1-4 family residential mortgages	2,130	1,429	701	2,130	238
Construction	-	-	-	-	-
Installment loans to individuals	17	-	17	17	6
Gross loans	$5,233	$2,490	$2,743	$5,233	$903

43

	2012
	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment	Total
(In Thousands)	Principal	With No	With	Recorded	Related
	Balance	Allowance	Allowance	Investment	Allowance
Commercial, financial and agricultural	$863	$423	$440	$863	$105
Tax-exempt	-	-	-	-	-
Commercial real estate:
Commercial mortgages	1,357	200	1,157	1,357	369
Other construction and land development loans	-	-	-	-	-
Secured by farmland	448	448	-	448	-
Consumer real estate:
Home equity loans	325	122	203	325	140
Home equity lines of credit	-	-	-	-	-
1-4 family residential mortgages	1,145	768	377	1,145	64
Construction	-	-	-	-	-
Installment loans to individuals	21	-	21	21	15
Gross loans	$4,159	$1,961	$2,198	$4,159	$693

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

The following table details activity in the allowance for possible loan losses by portfolio segment for the years ended December 31, 2013, 2012, and 2011. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

(In Thousands)	2013
	Commercial	Commercial	Consumer	Installment
	Financial &	Real	Real	Loans
	Agricultural	Estate	Estate	Individuals	Unallocated	Total
Balance, beginning of year	$870	$2,220	$1,741	$98	$1,257	$6,186
Provision charged to operations	313	(566)	977	70	(399)	395
Loans charged off	(24)	-	(90)	(85)	-	(199)
Recoveries	3	-	28	18	-	49
Ending balance	$1,162	$1,654	$2,656	$101	$858	6,431

Ending balance individually evaluated for impairment	$255	$277	$365	$6	$-	$903

Ending balance collectively evaluated for impairment	$907	$1,377	$2,291	$95	$858	$5,528

(In Thousands)	2012
	Commercial	Commercial	Consumer	Installment
	Financial &	Real	Real	Loans
	Agricultural	Estate	Estate	Individuals	Unallocated	Total
Balance, beginning of year	$959	$1,701	$1,635	$131	$957	$5,383
Provision charged to operations	(89)	514	118	(8)	300	835
Loans charged off	-	-	(44)	(46)	-	(90)
Recoveries	-	5	32	21	-	58
Ending balance	$870	$2,220	$1,741	$98	$1,257	6,186

Ending balance individually evaluated for impairment	$105	$369	$204	$15	$-	$693

Ending balance collectively evaluated for impairment	$765	$1,851	$1,537	$83	$1,257	$5,493

(In Thousands)	2011
	Commercial	Commercial	Consumer	Installment
	Financial &	Real	Real	Loans
	Agricultural	Estate	Estate	Individuals	Unallocated	Total
Balance, beginning of year	$752	$2,286	$1,243	$106	$414	$4,801
Provision charged to operations	244	(577)	560	50	543	820
Loans charged off	(38)	(8)	(179)	(53)	-	(278)
Recoveries	1	-	11	28	-	40
Ending balance	$959	$1,701	$1,635	$131	$957	5,383

Ending balance individually evaluated for impairment	$126	$242	$301	$11	$-	$680

Ending balance collectively evaluated for impairment	$833	$1,459	$1,334	$120	$957	$4,703

The Corporation’s recorded investment in loans as of December 31, 2013 and 2012 related to each balance in the allowance for possible loan losses by portfolio segment and disaggregated on the basis of the Corporation’s impairment methodology was as follows:

(In Thousands)	2013
	Commercial	Commercial	Consumer	Installment
	Financial &	Real	Real	Loans
	Agricultural	Estate	Estate	Individuals	Total
Ending balance individually evaluated for impairment	$762	$2,064	$2,390	$17	$5,233

Ending balance collectively evaluated for impairment	74,548	109,519	199,370	6,087	389,524

Ending balance	$75,310	$111,583	$201,760	$6,104	$394,757

(In Thousands)	2012
	Commercial	Commercial	Consumer	Installment
	Financial &	Real	Real	Loans
	Agricultural	Estate	Estate	Individuals	Total
Ending balance individually evaluated for impairment	$863	$1,805	$1,470	$21	$4,159

Ending balance collectively evaluated for impairment	69,309	108,241	187,091	5,965	370,606

Ending balance	$70,172	$110,046	$188,561	$5,986	$374,765

Loan Modifications

From time to time, the Bank may agree to modify the contractual terms of a borrower’s loan. In cases where such modifications represent a concession to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring. Loans modified in a troubled debt restructuring may be placed on nonaccrual status until the Bank determines the future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrate a period of performance according to the restructured terms of six months. Loan modifications considered troubled debt restructurings completed during the year ended December 31, 2013 and 2012 were as follows:

(In Thousands)	2013
	Commercial	Commercial	Consumer	Installment
	Financial &	Real	Real	Loans
	Agricultural	Estate	Estate	Individuals	Total

Number of contracts	-	1	-	-	1

Pre-modification outstanding recorded investment	$-	$892	$-	$-	$892

Post-modification outstanding recorded investment	$-	$892	$-	$-	$892

(In Thousands)	2012
	Commercial	Commercial	Consumer	Installment
	Financial &	Real	Real	Loans
	Agricultural	Estate	Estate	Individuals	Total

Number of contracts	4	1	2	-	7

Pre-modification outstanding recorded investment	$603	$35	$107	$-	$745

Post-modification outstanding recorded investment	$603	$35	$107	$-	$745

4. MORTGAGE SERVICING RIGHTS

The Bank sells real estate mortgages. The mortgage loans sold which are serviced for others are not included in the accompanying Consolidated Balance Sheets. The unpaid principal balances of mortgage loans serviced for others were $123,826,000 and $116,931,000 at December 31, 2013 and 2012, respectively. The balances of amortized mortgage servicing rights included in other assets at December 31, 2013 and 2012 were $938,000 and 820,000, respectively. Valuation allowances were not provided since fair values were determined to equal carrying values. Fair values were determined using a discount rate of 6% and average expected lives of 3 to 6 years.

The following summarizes mortgage servicing rights capitalized and amortized:

(In Thousands)	2013	2012

Balance, beginning of year	$820	$622
Servicing asset additions	307	415
Amortization	(189)	(217)
Balance, end of year	$938	$820

The Bank does not require custodial escrow accounts in connection with the foregoing loan servicing.

5. PREMISES AND EQUIPMENT

A summary of premises and equipment at December 31, 2013 and 2012 follows:

(In Thousands)	2013	2012

Land	$1,571	$1,571
Premises	12,730	12,724
Furniture and equipment	9,898	9,623
Leasehold improvements	4	-
Total	24,203	23,918
Less accumulated depreciation and amortization	12,686	11,983
Net premises and equipment	$11,517	$11,935

Depreciation amounted to $711,000, $726,000 and $801,000 in 2013, 2012 and 2011, respectively.

6. DEPOSITS

Major classifications of deposits at December 31, 2013 and 2012 consisted of:

(In Thousands)	2013	2012

Demand deposits	$78,447	$80,895
Interest-bearing demand deposits	78,485	75,666
Savings	126,624	122,673
Time deposits over $100,000	65,181	64,037
Other time deposits	109,523	119,757
Total deposits	$458,260	$463,028

The following is a schedule reflecting remaining maturities of time deposits of $100,000 and over at December 31, 2013:

(In Thousands)
2014	$17,439
2015	18,336
2016	22,110
2017	4,385
2018	2,911
Total	$65,181

Interest expense related to time deposits of $100,000 or more was $761,000 in 2013, $1,010,000 in 2012 and $1,400,000 in 2011.

7. SHORT-TERM BORROWINGS

Securities sold under agreements to repurchase and Federal Home Loan Bank advances generally represented overnight or less than 30-day borrowings. Short-term borrowings consisted of the following at December 31, 2013 and 2012:

	2013
		Weighted	Maximum
(In Thousands)	Ending	Average	Month End	Average
	Balance	Balance	Balance	Rate
Securities sold under agreements to repurchase	$76,063	$72,901	$84,632	0.27%
Other short-term borrowings	7,500	1,673	9,400	0.30%
Total	$83,563	$74,574	$94,032	0.27%

	2012
		Weighted	Maximum
(In Thousands)	Ending	Average	Month End	Average
	Balance	Balance	Balance	Rate
Securities sold under agreements to repurchase	$64,026	$61,023	$72,818	0.35%
Other short-term borrowings	-	-	-	0.00%
U.S. Treasury tax and loan notes	-	-	-	0.00%
Total	$64,026	$61,023	$72,818	0.35%

8. LONG-TERM BORROWINGS

Long-term borrowings consist of advances due to the FHLB - Pittsburgh. Under terms of a blanket agreement, the loans were secured by certain qualifying assets of the Bank which consisted principally of first mortgage loans. The carrying value of these collateralized items was $190,534,000 at December 31, 2013. The Bank has lines of credit with the Federal Reserve Bank Discount Window and FHLB – Pittsburgh in the aggregate amount of $190,534,000 at December 31, 2013. The unused portion of these lines of credit was $180,927,000 at December 31, 2013. Long-term borrowings consisted of the following at December 31, 2013 and 2012:

(In Thousands)	2013	2012

Loan dated June 25, 1998 in the original amount of $72,000 for a 30-year term requiring monthly payments of $425 including interest at 5.86%.	$50	$52

Loan dated February 23, 1999 in the original amount of $29,160 for a 20-year term requiring monthly payments of $179 including interest at 5.50%.	17	18

Loan dated August 20, 1999 in the original amount of $32,400 for a 20-year term requiring monthly payments of $199 including interest at 5.50%.	19	20

Loan dated December 13, 2000 in the original amount of $32,092 for a 20-year term requiring monthly payments of $197 including interest at 5.50%.	21	22

Two FHLB Fixed Rate Community Lending Program loans dated May 7, 2009 in the original amount of $1,000,000 each for terms ranging from 3 to 5 years. At December 31, 2013 the interest rates ranged from 2.38% to 2.94%.	1,000	2,000

Two FHLB Fixed Rate Community Lending Program loans dated July 15, 2009 in the original amount of $1,000,000 each for terms ranging from 3 to 5 years. At December 31, 2013 the interest rates ranged from 2.59% to 3.04%.	1,000	2,000

Total	$2,107	$4,112

The following is a schedule reflecting remaining maturities of long-term debt at December 31, 2013:

(In Thousands)
2014	$2,006
2015	7
2016	8
2017	8
2018	8
Thereafter	70
Total	$2,107

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

		Average Per Share
		Employees'	Market
	Number	Purchase	Value
	of Shares	Price	of Shares
Year Issued:
2013	1,691	$33.30	$37.00
2012	1,699	$32.05	$35.61
2011	1,777	$29.34	$32.60

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

	Number	Total
(In Thousands, Except Per Share Data)	of Shares	Proceeds
Year:
2013	13,207	$492
2012	12,960	$468
2011	12,279	$387

10. INCOME TAXES

The provision for income tax expense consisted of the following components:

	For the Years Ended December 31,
(In Thousands)	2013	2012	2011

Currently payable	$2,402	$2,478	$2,505
Deferred (benefit) tax	(289)	(137)	(189)

Total income tax provision	$2,113	$2,341	$2,316

A reconciliation of the actual provision for federal income tax expense and the amounts which would have been recorded based upon the statutory rate of 34% follows:

(In Thousands)	2013		2012		2011
	Amount	%	Amount	%	Amount	%

Provision at statutory rate	$3,036	34.0%	$3,228	34.0%	$3,091	34.0%
Tax-exempt income	(642)	(7.2)	(607)	(6.4)	(566)	(6.2)
Bank-owned life insurance income-net	(161)	(1.8)	(171)	(1.8)	(141)	(1.6)
Tax credit from limited partnerships less amortization, net	(248)	(2.8)	(245)	(2.6)	(139)	(1.5)
Non-decuctible expenses	250	2.8	626	6.6	527	5.8
Other, net	(122)	(1.3)	(490)	(5.2)	(456)	(5.0)

Effective income tax and rate	$2,113	23.7%	$2,341	24.6%	$2,316	25.5%

The net deferred tax liability recorded by the Corporation consisted of the following tax effects of temporary timing differences at December 31, 2013 and 2012:

(In Thousands)	2013	2012
Deferred tax assets:
Allowance for loan losses	$2,187	$2,103
Allowance for off balance sheet losses	22	22
Deferred compensation and director's fees	618	557
Non-accrual loan interest	4	4
Investment in limited partnerships	170	171
Impairment losses on investment securities	437	438
Property valuation	24	21
Capital loss carryforward	128	139
Unrealized investment security losses	257	-
Total	3,847	3,455
Deferred tax liabilities:
Loan fees and costs	(108)	(91)
Bond accretion	(124)	(112)
Depreciation	(561)	(660)
Intangibles	(142)	(348)
Other	(768)	(634)
Unrealized investment security gains	-	(1,054)
Total	(1,703)	(2,899)
Deferred tax asset, net	$2,144	$556

The above net deferred tax asset is included in other assets on the accompanying consolidated balance sheets. Those items noted with an (*) resulted from the 2008 acquisition of Columbia Financial Corporation. Except for the capital loss carryover, it is anticipated that all tax assets shown above will be realized and accordingly no valuation allowance was provided. The Corporation has a capital loss carryforward in the amount of $577,000 as of December 31, 2013. It is possible, due to term limits on the carryover, that not all of the capital losses will be utilized before expiration. Therefore, the Corporation has recorded a valuation allowance in the amount of $200,000 as of December 31, 2013.

The Corporation and the Bank file a consolidated federal income tax return. The Corporation is also required to file a separate state income tax return and has available state operating loss carryforwards totaling $1,632,000. The losses expire through 2034. The related deferred net state tax asset in the amount of $163,000 has been fully reserved and is not reflected in the net tax asset since management is of the opinion that such assets will not be realized in the foreseeable future.

11. EMPLOYEE BENEFIT AND DEFERRED COMPENSATION PLANS

EMPLOYEE BENEFIT PLANS

The Bank maintains a 401K salary deferral profit sharing plan for the benefit of its employees. Under the salary deferral component, employees may elect to contribute a percentage of compensation up to the maximum amount allowable not to exceed the limits of IRS Code Section 401(K). The Corporation matches 100% of employee contributions up to 4% of compensation. Under the profit sharing component, contributions are made at the discretion of the Bank’s Board of Directors. Matching contributions amounted to $224,000, $227,000 and $215,000 for the years ended December 31, 2013, 2012 and 2011, respectively. There were no discretionary contributions for the years ended December 31, 2013, 2012 and 2011.

DEFERRED COMPENSATION PLANS

Directors

During 2003, the directors were given the option of receiving or deferring their directors’ fees under a non-qualified deferred compensation plan which allows the director to defer such fees until the year following the expiration of the directors’ term. Payments are then made over specified terms under these arrangements up to a ten-year period. Interest is to accrue on these deferred fees at a 5-year certificate of deposit rate, which was 1.25% in 2013. The certificate of deposit rate will reset in January 2018. Three directors have elected to participate in this program and the total accrued liability as of December 31, 2013 and 2012 was $283,000, and $278,000, respectively.

Total directors’ fees, including amounts currently paid for the years ended December 31, 2013, 2012 and 2011 were $268,000, $257,000 and $263,000, respectively.

During 2008, the directors were given the option of receiving or deferring their entire or partial directors’ fees under a non-qualified deferred compensation plan with the same features as the above plan. The interest rate that was paid in 2013 was 4%. This rate reset on January 1, 2014 to 1.50% for a 5-year period and will reset in January 2019. Four directors elected to participate in this plan for 2013. Total accrued liability as of December 31, 2013 and 2012 was $195,000 and $150,000. The same four directors have elected to participate in this plan for 2014.

Officers

In 1992, the Bank entered into agreements with two executive officers to establish non-qualified deferred compensation plans. Each officer deferred compensation in order to participate in this deferred compensation plan. If the officer continued to serve as an officer of the Bank until he attained 65 years of age, the Bank agreed to pay him 120 guaranteed consecutive monthly payments commencing on the first day of the month following the officer's 65th birthday. Each officer's guaranteed monthly payment was based upon the future value of life insurance purchased with the compensation the officer has deferred. The Bank obtained life insurance (designating the Bank as the beneficiary) on the life of each participating officer in an amount which is intended to cover the Bank's obligations under this deferred compensation plan, based upon certain actuarial assumptions. During 2002, the agreements with the two executive officers were modified. Under one agreement, the executive officer receives $225,000 payable monthly over a 10-year period commencing in February 2003. Under another agreement, another executive officer receives $175,000 payable monthly over a 10-year period commencing in April 2003. This second agreement also provided post-employment health care benefits to the executive officer until the attainment of age 65. As of December 31, 2013 and 2012, the net cash value of insurance policies was $568,000 and $543,000, respectively, and the total accrued liability, equal to the present value of these obligations, was $0 and $6,000, respectively, relating to these retired executive officers' deferred compensation plans.

In April 2003, the Bank entered into non-qualified deferred compensation agreements with three senior officers to provide supplemental retirement benefits commencing with the executive’s retirement and ending 15 years thereafter. One participant began payout during 2009 with amount received being $8,000 during 2009 and $20,000 each year thereafter. During 2013 a second participant began payout with amount received being $12,500 during 2013 and $50,000 each year thereafter. The deferred compensation expense related to these agreements for the years ended December 31, 2013, 2012 and 2011 was $106,000, $113,000 and $106,000 respectively, and the total accrued liability as of December 31, 2013 and 2012 was $990,000 and $915,000, respectively.

In 2009, the Bank entered into a non-qualified deferred compensation agreement with one senior officer to provide supplemental retirement benefits commencing with the executive’s retirement and ending 15 years thereafter. The deferred compensation expense related to this agreement for the years ended December 31, 2013, 2012 and 2011 was $29,000, $26,000 and $25,000 respectively and the total accrued liability as of December 31, 2013 and 2012 was $115,000 and $86,000, respectively.

In December 2010, the Bank entered into a Supplemental Executive Retirement Plan for one senior officer to provide supplemental retirement benefits commencing with the executive’s retirement and ending 15 years thereafter. The deferred compensation expense related to this agreement for the year ended December 31, 2013, 2012 and 2011 was $16,000, $15,000 and $13,000 and the total accrued liability as of December 31, 2013 and 2012 was $44,000 and $28,000.

The Bank entered into agreements to provide post-retirement benefits to employees in the form of life insurance payable to the employee’s estate upon their death through endorsement split dollar life insurance arrangements. The Corporation adopted the guidance in FASB ASC 715-60-35 Compensation – Retirement Benefits – Post Retirement effective January 1, 2007 to recognize the liability for future benefits in the amount of $12,000. The post- retirement benefit expense related to these split dollar arrangements amounted to $3,000, $5,000 and $2,000 for the years ended December 31, 2013, 2012 and 2011. The total accrued liability for the split dollar post retirement benefits amounted to $175,000 and $172,000 for the years ended December 31, 2012 and 2011, respectively.

Total deferred compensation and split dollar post retirement benefit expense for current and retired officers for the years ended December 31, 2013, 2012 and 2011 was $167,000, $159,000 and $150,000, respectively, and the total accrued liability under the officers’ deferred compensation and split dollar post retirement plans as of December 31, 2013 and 2012 was $1,324,000 and $1,208,000, respectively.

12. LEASE COMMITMENTS AND CONTINGENCIES

The Corporation leases facilities, office equipment, and a license to utilize core software under operating leases expiring through 2032. Rental expense under operating leases totaled approximately $255,000 in 2013, $294,000 in 2012 and $279,000 in 2011. Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of 1 year as of December 31, 2013 are as follows:

(In Thousands)
2014	$248
2015	217
2016	221
2017	221
2018	109
Thereafter	539
Total	$1,555

In 2012, the Corporation extended the existing license to utilize core banking software, and entered into contractual commitments to pay annual license fees associated with the software through March 2018. The license fees are payable based on the Bank’s asset size. The Corporation’s annual fees for the years ended December 31, 2013 and 2012 amounted to $156,000 and $186,000, respectively.

13. RELATED PARTY TRANSACTIONS

Certain directors and executive officers of the Corporation and the Bank, as well as companies in which they are principal owners (i.e., at least 10% ownership), were indebted to the Bank at December 31, 2013 and 2012. These loans were made on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated parties. These loans did not present more than the normal risk of collectibility nor present other unfavorable features. A summary of the activity on these related party loans consisted of the following:

	Beginning			Ending
(In Thousands)	Balance	Additions	Payments	Balance
2013	$8,902	$1,236	$(4,178)	$5,960
2012	9,383	4,771	(5,252)	8,902

The above loans represent funds drawn and outstanding at the date of the accompanying consolidated financial statement. Commitments by the Bank to related parties on loan commitments and standby letters of credit for 2013 and 2012 presented an off-balance sheet risk to the extent of undisbursed funds in the amount of $939,000 and $2,074,000 respectively.

Deposits from certain officers and directors and/or their affiliated companies held by the Bank amounted to $3,716,000 and $3,493,000 at December 31, 2013 and 2012, respectively.

The total consolidated loans made by the bank at December 31, 2013, to its directors and executive officers as a group, members of their immediate families and companies in which they have a 10% or more ownership interest was $7,389,000 or approximately 9.8 percent of the Corporation’s total consolidated capital accounts. The largest amount of the aggregate loans in 2013 amounted to $11,936,000. These loans did not involve more than the normal risk of collectability nor did they present other unfavorable features.

14. REGULATORY MATTERS

Dividends paid by the Corporation are generally provided from dividends paid to it by the Bank. Under provisions of the Pennsylvania Banking Code, cash dividends may be paid by the Bank from accumulated net earnings (retained earnings) as long as minimum capital requirements are met. The minimum capital requirements stipulate that the Bank’s surplus or excess of capital be equal to the amount of capital stock. The Bank carries capital in excess of capital requirements. The Bank has a balance of $28.0 million in its retained earnings at December 31, 2013, which is fully available for the payout of cash dividends. In order for the Corporation to maintain its financial holding company status, all banking subsidiaries must maintain a well capitalized status. The Corporation’s balance of retained earnings at December 31, 2013 is $48.6 million and would be available for the payout of cash dividends, although payment of dividends to such extent would not be prudent or likely. In 2009 the Federal Reserve Board notified all bank holding companies that dividends should be eliminated, deferred or significantly reduced if the bank holding company’s net income for the past four quarters, net of dividends paid during that period, is not sufficient to fully fund the dividends; the bank holding company’s prospective rate of earnings retention is not consistent with the bank holding company’s capital needs and overall, current and prospective financial condition; or the bank holding company will not meet or is in danger of meeting its minimum regulatory capital adequacy ratios.

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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier I Capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I Capital (as defined) to average assets (as defined). Management believes, as of December 31, 2013 and 2012, that the Corporation and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2013, the Bank was categorized as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table.

The following table reflects the Corporation’s actual consolidated capital amounts and ratios at December 31:

(In Thousands)	2013		2012
	Amount	Ratio	Amount	Ratio
Total Capital
(to Risk-weighted Assets)
Actual	$72,491	21.1%	$67,823	19.6%
For Capital Adequacy Purposes	27,486	8.0	27,745	8.0
To Be Well-Capitalized	34,358	10.0	34,682	10.0

Tier I Capital
(to Risk-weighted Assets)
Actual	$67,969	19.8%	$63,429	18.3%
For Capital Adequacy Purposes	13,743	4.0	13,873	4.0
To Be Well-Capitalized	20,615	6.0	20,809	6.0

Tier I Capital
(to Average Assets)
Actual	$67,969	11.0%	$63,429	10.4%
For Capital Adequacy Purposes	24,675	4.0	24,487	4.0
To Be Well-Capitalized	30,844	5.0	30,608	5.0

The Corporation’s capital ratios are not materially different from those of the Bank.

15.	FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND CONCENTRATIONS OF CREDIT RISK

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

The Corporation may require collateral or other security to support financial instruments with off-balance sheet credit risk. The contract or notional amounts at December 31, 2013 and 2012 were as follows:

(In Thousands)	2013	2012
Financial instruments whose contract amounts represents credit risk:
Commitments to extend credit	$67,610	$69,897
Standby letters of credit	2,939	3,313
Dealer floor plans	1,763	1,586
Loans held for sale	12,379	10,824

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

Standby letters of credit and commercial letters of credit are conditional commitments issued by the Corporation to guarantee payment to a third party when a customer either fails to repay an obligation or fails to perform some non-financial obligation. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Corporation holds collateral supporting those commitments for which collateral is deemed necessary. The extent of collateral held for those commitments at December 31, 2013 varied from 0 percent to 100 percent. The average amount collateralized was 61.7 percent.

The Corporation's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and letters of credit is represented by the contractual notional amount of those instruments. The Corporation uses the same credit policies in making commitments and conditional obligations, as it does for on-balance sheet instruments.

The Corporation granted commercial, consumer and residential loans to customers primarily within Pennsylvania. Of the total loan portfolio, 79.3% was for real estate loans, principally residential. It was the opinion of management that this high concentration did not pose an adverse credit risk. Further, it is management's opinion that the remainder of the loan portfolio was balanced and diversified to the extent necessary to avoid any significant concentration of credit.

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

The following table presents the assets reported on the consolidated statements of financial condition at their fair value as of December 31, 2013 and 2012 by level within the fair value hierarchy. As required by FASB ASC 820-10, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	December 31, 2013
(In Thousands)	Level I	Level II	Level III	Total

Assets Measured on a Recurring Basis:
Investment Securities, available-for-sale	$2,738	$175,347	$-	$178,085

	December 31, 2012
(In Thousands)	Level I	Level II	Level III	Total

Assets Measured on a Recurring Basis:
Investment Securities, available-for-sale	$2,104	$168,340	$-	$170,444

At December 31, 2013 and 2012, investments measured at fair value on a recurring basis and the valuation methods used are as follows:

	December 31, 2013
(In Thousands)	Level I	Level II	Level III	Total

Available for sale securities
Obligation of US Government Agencies
Mortgage-backed	$-	$81,914	$-	$81,914
Other	-	53,723	-	53,723
Obligations of state and political subdivisions	-	39,710	-	39,710
Equity securities	2,738	-	-	2,738
	$2,738	$175,347	$-	$178,085

	December 31, 2012
(In Thousands)	Level I	Level II	Level III	Total

Available for sale securities
Obligation of US Government Agencies
Mortgage-backed	$-	$100,977	$-	$100,977
Other	-	40,168	-	40,168
Obligations of state and political subdivisions	-	27,195	-	27,195
Equity securities	2,104	-	-	2,104
	$2,104	$168,340	$-	$170,444

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

The following table presents the assets reported on the consolidated statements of financial condition at their fair value on a non-recurring basis as of December 31, 2013 and 2012 by level within the fair value hierarchy. As required by FASB ASC 820-10, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	December 31, 2013
(In Thousands)	Level I	Level II	Level III	Total

Assets Measured on a Non-recurring Basis:
Impaired Loans	$-	$5,233	$-	$5,233
Loans Held for Sale	-	12,379	-	12,379
Mortgage Servicing Rights	-	938	-	938
Other Real Estate Owned	-	-	-	-
	$-	$18,550	$-	$18,550

	December 31, 2012
(In Thousands)	Level I	Level II	Level III	Total

Assets Measured on a Non-recurring Basis:
Impaired Loans	$-	$4,159	$-	$4,159
Loans Held for Sale	-	10,824	-	10,824
Mortgage Servicing Rights	-	820	-	820
Other Real Estate Owned	-	-	-	-
	$-	$15,803	$-	$15,803

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

At December 31, 2013 and 2012, the carrying values and estimated fair values of financial instruments are presented in the table below:

	2013		2012
(In Thousands)	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial Assets:
Cash and short-term instruments	$10,942	$10,942	$22,591	$22,591
Investment securities	178,085	178,085	170,444	170,444
Restricted securities	3,750	3,750	3,355	3,355
Loans held for sale	12,379	12,379	10,824	10,824
Loans, net	375,947	376,772	357,755	360,457
Cash surrender value of bank owned life insurance	15,499	15,499	14,975	14,975
Accrued interest receivable	1,666	1,666	1,592	1,592

Financial Liabilities:
Interest- bearing deposits	379,813	381,077	382,133	384,345
Noninterest- bearing deposits	78,447	78,447	80,895	80,895
Short-term borrowings	83,563	83,563	64,026	64,026
Long-term borrowings	2,107	2,152	4,112	4,242
Accrued interest payable	263	263	333	333

Off-Balance Sheet Assets (Liabilities):
Commitments to extend credit		$67,610		$69,897
Standby letters of credit		2,939		3,313
Dealer floor plans		1,763		1,586

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

DEPOSITS

The fair value of deposits with no stated maturity, such as Demand Deposits, Savings Accounts, and Money Market Accounts, was equal to the amount payable on demand at December 31, 2013 and 2012.

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

18. PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information for CCFNB Bancorp, Inc. (Parent Company only) was as follows:

BALANCE SHEETS	December 31,
(In Thousands)	2013	2012	2011
Assets
Cash	$993	$95	$724
Investment in subsidiary	71,669	71,745	67,821
Investment in other equity securities	2,737	2,103	1,842
Prepayments and other assets	400	595	1,028
Receivable from subsidiary	-	-	-
Total Assets	$75,799	$74,538	$71,415
Liabilities and Stockholders' Equity
Junior subordinate debentures	$-	$-	$-
Accrued expenses and other liabilities	3	2	-
Total Liabilities	3	2	-
Stockholders' Equity
Common stock	2,913	2,894	2,876
Surplus	29,466	28,931	28,421
Retained earnings	48,588	44,713	40,418
Accumulated other comprehensive income	(498)	2,046	2,260
Treasury stock	(4,673)	(4,048)	(2,560)
Total Stockholders' Equity	75,796	74,536	71,415
Total Liabilities and Stockholders' Equity	$75,799	$74,538	$71,415

STATEMENTS OF INCOME	Years Ended December 31,
(In Thousands)	2013	2012	2011
Income
Dividends from subsidiary bank	$3,943	$2,858	$8,005
Dividends - other	71	59	54
Securities losses, net	65	(36)	(103)
Total Income	4,079	2,881	7,956
Operating expenses	101	103	216
Income Before Taxes and Equity in Undistributed
Net Income of Subsidiary and Insurance Agency	3,978	2,778	7,740
Applicable income tax benefit	(6)	(41)	(103)
Income Before Equity in Undistributed Net Income of Subsidiary	3,984	2,819	7,843
Equity(Deficit) in undistributed income of subsidiary	2,834	4,334	(1,067)
Net Income	$6,818	$7,153	$6,776

STATEMENTS OF CASH FLOWS	Years Ended December 31,
(In Thousands)	2013	2012	2011
Operating Activities:
Net income	$6,818	$7,153	$6,776
Adjustments to reconcile net income to net cash provided by operating activities:
Securities (gains) losses	(65)	-	(2)
Impairment loss on securites	-	36	114
(Equity) Deficit in undistributed net income of subsidiary	(2,835)	(4,333)	1,067
Increase (Decrease) in income taxes and accrued expenses payable	6	333	(108)
Net Cash Provided By Operating Activities	3,924	3,189	7,847
Investing Activities:
Purchase of equity securities	(289)	-	(9)
Proceeds from sale of equity securities	277	-	250
Net Cash (Used In) Provided By Investing Activities	(12)	-	241
Financing Activities:
Repayment of junior subbordinate debentures	-	-	(4,640)
Acquisition of treasury stock	(625)	(1,488)	(973)
Proceeds from issuance of common stock	554	528	474
Cash dividends	(2,943)	(2,858)	(2,755)
Net Cash Used In Financing Activities	(3,014)	(3,818)	(7,894)
Increase (Decrease) in Cash and Cash Equivalents	898	(629)	194
Cash and Cash Equivalents at Beginning of Year	95	724	530
Cash and Cash Equivalents at End of Year	$993	$95	$724

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of CCFNB Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of CCFNB Bancorp, Inc. and Subsidiary as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2013. CCFNB Bancorp, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CCFNB Bancorp, Inc. and Subsidiary as of December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

/s/ J. H. Williams & Co., LLP

J. H. Williams & Co., LLP

Kingston, Pennsylvania

March 11, 2014

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

In accordance with Commission requirements, the CEO and CFO note that, as of December 31, 2013, there have been no significant changes in Internal Controls or in other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management believes that, as of December 31, 2013, the Corporation’s internal control over financial reporting was effective.

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

/s/ Lance O. Diehl
President
Chief Executive Officer
Date: March 11, 2014

/s/ Jeffrey T. Arnold
Chief Financial Officer and Treasurer
Date: March 11, 2014

(c) Changes to Internal Control Over Financial Reporting

There were no changes in the Corporation’s internal control over financial reporting during the three months ended December 31, 2013 that have materially impacted, or are reasonably likely to material affect, the Corporation’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors

The Corporation currently has fourteen directors divided into three classes: four directors are in Class 1; five directors are in Class 2; and five directors are in Class 3. Each director holds office for a three-year term. The terms of the classes are staggered, so that the term of office of one class expires each year.

Class 1 Directors Whose Term Expires In 2014 and Nominees for Class 1 Directors Whose Term Will Expire in 2017

ROBERT M. BREWINGTON, JR., 62

Director since 1996. Owner of Sutliff Motors, Brewington Transportation, and a part owner of J&B Honda. Also a board member of the Benton Water & Sewer Authority. Mr. Brewington is the brother of Sally Tucker, one of the Bank’s Marketing Officers. The Board of Directors values Mr. Brewington’s experience and perspective as an entrepreneur and business owner.

WILLIAM F. GITTLER, JR., 68

Director since 1995. Retired President of Catawissa Lumber & Specialty Co., Inc., a manufacturer of hardwood components. The Board of Directors values Mr. Gittler’s more than 40 years of managerial and administrative experience as an entrepreneur and business owner and his leadership experience in wood industry support organizations and in local public services organizations.

WILLARD H. KILE, JR., D.M.D., 58

Director since 2000. Partner of Kile & Robinson LLC, Partner of Kile & Kile Real Estate. Mr. Kile is a first cousin to Lance O. Diehl, President and Chief Executive Officer. The Board of Directors values Mr. Kile’s almost 30 years of experience with real estate investment and development within the Bank’s market area.

STEVEN H. SHANNON, 51

Director since 2000. Owner/President, Steve Shannon Tire Company, Inc. The Board of Directors values Mr. Shannon’s more than 20 years of experience and perspective as an entrepreneur and business owner.

Class 2 Directors Whose Term Expires In 2016

LANCE O. DIEHL, 47

Director since 2003. President and Chief Executive Officer of the Corporation since 2003 and the Bank since 2008. President and Chief Executive Officer of Columbia County Farmers National Bank from 2003 to 2008. Mr. Diehl is a first cousin to Mr. Kile, a director. The Pennsylvania Banking Code requires that a bank president be a member of the Board of Directors. The Board of Directors believes that it is important that the president, who also is the chief executive officer, be a member of the Board of Directors so that the president may interact on a peer to peer basis with his fellow directors. In addition, the Board of Directors values Mr. Diehl’s more than 20 years of experience in banking and his leadership experience as the Bank’s Chief Executive Officer, as a director of Millville Mutual Insurance Co., Millville Mutual Insurance Co. of New York, and Anthracite Mutual Insurance Co., and as Vice Chairman of the Columbia Alliance for Economic Growth.

GLENN E. HALTERMAN, 67

Director since 1984. Chairman of the Corporation since 2008 and the Bank since 2003. Chairman of Columbia Financial Corporation 2003 to 2008. Vice President of Finance, Fabtex Inc.; Interim CEO, First Columbia Bank & Trust Co. from January 1, 2004 to March 2005. The Board of Directors values Mr. Halterman’s experience and perspective as a senior executive of a local manufacturing business, his prior experience as a certified public accountant, and his prior service as interim chief executive officer of the Bank.

JOANNE I. KEENAN, 61

Director since 1991. President, Main Street Interiors & Design, Inc. The Board of Directors values Ms. Keenan’s knowledge, experience and perspective as a woman who is an entrepreneur and small business owner in the Bank’s market area.

W. BRUCE MCMICHAEL, JR., 54

Director since 2006. Licensed Funeral Director since 1984; President, McMichael Funeral Home, Inc., Benton, PA. Owner/operator Kelchner-McMichael Funeral Home, Inc. in Berwick from 1985 until 2003. The Board of Directors values Mr. McMichael’s experience and perspective as an entrepreneur and business owner.

CHARLES B. PURSEL, 76

Director since 1973. Attorney at Law, of Counsel – Derr, Pursel, Luschas & Naparsteck. The Board of Directors values Mr. Pursel’s almost 40 years of experience and perspective as a Director of the Bank, including 14 years as Chairman, and his more than 40 years of experience as an attorney handling real estate and other business transactions, as well as wills, trusts and estates, within the Bank’s market area.

Class 3 Directors Whose Term Expires In 2015

ROBERT W. DILLON, 51

Director since 1996. President/CEO, Dillon Floral Corporation; current managing partner of Dillon Investments Partnership, a real estate holding company; current treasurer, past president and vice president of Premier Floral Distributors, LLC, a wholesale florist cooperative. The Board of Directors values Mr. Dillon’s experience as an entrepreneur and business owner, as a real estate investor and senior level executive, and his leadership experience as a Director of Millville Mutual Insurance Co.

FRANK D. GEHRIG, 68

Director since 2004. Currently, a partner in Gehrig & Kile, Certified Public Accountants; previously a member in the accounting firm of Brewer and Company, Certified Public Accountants and owner of Station Business Services Inc.~~, in practice since 1973~~. The Board of Directors values Mr. Gehrig’s knowledge and experience as a practicing certified public accountant within the Bank’s market area.

P. JEFFREY HILL, 60

Attorney at Law, Harding, Hill & Turowski, LLP. Mr. Hill was appointed by the Board of Directors effective March 26, 2013 to fill the vacancy created by the retirement of Elwood R. Harding, Jr. The Board of Directors values Mr. Hill’s more than 30 years of experience as an attorney, practicing primarily in the areas of commercial and residential real estate, general civil litigation, wills, trusts and estates.

MARY ANN B. NAUGLE, 67

Director since 2000. Retired 25 year educator and coach; Retired Secretary/Treasurer Naugle Lumber Yard Inc./Naugle Service Center; Retired President, A&M Self Storage. The Board of Directors values Ms. Naugle’s knowledge, experience and perspective as a woman who is a retired entrepreneur and former small business owner and her leadership service in state and local public service organizations.

ANDREW B. PRUDEN, 49

Director since 1995. Innkeeper/Owner, The Inn at Turkey Hill and the Turkey Hill Brewing Co. The Board of Directors values Mr. Pruden’s 26 years of management experience in the hospitality industry within the Bank’s market area.

_____________________________________________________________________________________

Executive Officers

In addition to Lance O. Diehl, President and Chief Executive Officer of the Corporation and the Bank, who also serves as a Director of the Corporation and the Bank, the Executive Officers of the Corporation and the Bank are as follows:

Edwin A. Wenner is Executive Vice President and Chief Operating Officer, serving in that capacity since 2003. He had been employed with the former Columbia County Farmers National Bank since May 1974. During this time he has held duties as Teller, Technology Director, Internal Auditor, Loan Officer, Community Office Manager, Credit Administrator, Vice President and Senior Vice President. Mr. Wenner has direct supervision over areas which include deposit operations, loan operations, information technology, human resources, training, security and branch administration.

Jeffrey T. Arnold is Senior Vice President, Chief Financial Officer and Treasurer. He joined First Columbia Bank & Trust Co. in October 2008 with over 15 years experience, most recently as Assistant Vice President of Finance with Jersey Shore State Bank, Jersey Shore, PA. Mr. Arnold is an experienced Certified Public Accountant and Certified Internal Auditor. Mr. Arnold has direct supervision over areas which include regulatory reporting, asset/liability and investment management, compliance and accounting.

Paul K. Page is Senior Vice President and Chief Lending Officer. He was a Senior Vice President and Commercial Loan Team Leader of Bath National Bank, Bath, New York from 2001 until June 2005. At that point, he joined the staff of First Columbia Bank & Trust Co. as a Senior Vice President and Senior Lending Officer. Mr. Page has direct supervision over all lending activities within the Bank.

_____________________________________________________________________________________

Compliance with Section 16(a) of the Exchange Act

Executive officers and directors and “beneficial owners” of more than ten percent of the Corporation’s Common Stock must file initial reports of ownership and reports of changes in beneficial ownership with the SEC pursuant to Section 16(a) of the Securities Exchange Act of 1934. We have reviewed the reports and written representations from the named executive officers and directors. The Corporation believes that all filing requirements were met during 2013 with one exception. Director Mr. Kile filed one report late.

____________________________________________________________________________________

Disclosure of Code of Ethics

Our Board has adopted a Code of Conduct and Ethics governing the principal executive officers of the Corporation, its bank subsidiary, First Columbia Bank & Trust Co., and all other subsidiaries. This Code of Conduct and Ethics governs the activities of not only our principal executive officers, but also our employees, agents and representatives and establishes guidelines for professional conduct in the workplace. Pursuant to the Sarbanes-Oxley Act of 2002, this Code of Conduct and Ethics contains a provision for a person to report an actual or apparent violation of this code as well as a complaint regarding our accounting or auditing matters to the Audit Committee without fear of dismissal or retaliation of any kind. All reports or complaints under this whistleblower provision are also kept in confidence. The Code of Conduct and Ethics is available on our website at www.firstcolumbiabank.com . The Corporation intends to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding an amendment to, or a waiver from, a provision of its Code of Ethics by posting such information on its website.

____________________________________________________________________________________

Shareholder Nominations

There have been no material changes to the procedures by which stockholders may recommend director nominees.

_____________________________________________________________________________________

Audit Committee

The Audit Committee is made up of the following directors: Willard H. Kile, Jr. (Chairman), Robert M. Brewington, Jr., Frank D. Gehrig, William F. Gittler, Jr., Mary Ann B. Naugle and Andrew B. Pruden.

Item 11. Executive Compensation

As required by the Securities and Exchange Commission’s smaller reporting company rules, the following table sets forth information for the years ended December 31, 2013 and December 31, 2012, concerning the compensation of the Company’s principal executive officer and two other most highly compensated executive officers whose total compensation exceeded $100,000 (the “Named Executive Officers.”)

2013 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen- sation ($)	Change in Pension Value and Nonqual- ified Deferred Comp. Earnings ($) (7)	All Other Compensa- tion ($) (See Table Below)	Total ($)
Lance O.Diehl,
President & Chief	2013	208,900	35,000	(1)				36,423	23,959	304,282
Executive Officer	2012	203,606	70,014	(2)	0	0	0	33,856	22,831	330,307

Edwin A. Wenner,
Chief Operating Officer	2013	159,030	20,000	(3)				62,672	7,161	248,863
	2012	155,000	43,383	(4)	0	0	0	71,046	7,625	277,054

Paul K. Page,
Chief Lending Officer	2013	142,932	20,000	(5)				28,853	6,517	198,302
	2012	139,310	42,079	(6)	0	0	0	26,642	7,255	215,286

(1)	Includes a $35,000 discretionary bonus paid in 2013.

(2)	Includes a $9,884 cash bonus representing 5% of 2011 base salary awarded to all full time employees of the bank and paid in 2012, a $10,180 cash bonus representing 5% of 2012 base salary awarded to all full time employees of the bank and paid in 2012 and a $49,950 discretionary bonus paid in 2012.

(3)	Includes a $20,000 discretionary bonus paid in 2013.

(4)	Includes a $7,283 cash bonus representing 5% of 2011 base salary awarded to all full time employees of the bank and paid in 2012, a $7,750 cash bonus representing 5% of 2012 base salary awarded to all full time employees of the bank and paid in 2012 and a $28,350 discretionary bonus paid in 2012.

(5)	Includes a $20,000 discretionary bonus paid in 2013.

(6)	Includes a $6,763 cash bonus representing 5% of 2011 base salary awarded to all full time employees of the bank and paid in 2012, a $6,966 cash bonus representing 5% of 2012 base salary awarded to all full time employees of the bank and paid in 2012 and a $28,350 discretionary bonus paid in 2012.

(7)	Amounts reported are the increase in the aggregate balance under supplemental executive retirement plans described below under “Deferred Compensation Agreements.” Mr. Wenner began payout of his Deferred Compensation Agreement during the fourth quarter of 2013 receiving $12,500 for 2013.

In November, 2007, in connection with the Agreement and Plan of Merger between the Corporation and Columbia Financial Corporation, the Corporation and the Bank entered into Employment Agreements with Mr. Diehl, Mr. Wenner and Mr. Page. The terms of the Employment Agreements were for an initial term of twenty-four months, commencing July 18, 2008, the effective date of the merger. The term of each Executive’s Employment Agreement is automatically extended for successive additional terms of one year each, unless the Executive or the Employers give written notice to the other on or before the first day of the fourth month prior to the Termination Date of the then current term of intention not to renew. On October 2, 2013, Mr. Wenner announced his intention to retire on September 12, 2014. No other Executive, nor either Employer, gave notice of intention not to renew in 2014.

Under the terms and conditions of the Agreements, Mr. Diehl is entitled to receive an annual base salary of not less than $150,000; Mr. Wenner of not less than $125,000 and Mr. Page of not less than $120,000. Increases in compensation are determined in accordance with the annual performance evaluation by the Board of Directors. In December 2013, the Board of Directors approved annual base salaries for 2014 of $230,231 for Mr. Diehl; $163,165 for Mr. Wenner and $146,648 for Mr. Page. An Executive may terminate his employment upon one hundred twenty (120) days written notice. In the event the Employment Agreement is terminated by the Employers without cause, or by the Executive for good reason, the Bank shall pay the Executive his then current Annual Base Salary (minus applicable taxes and withholdings) prorated through the date of termination, together with the dollar value of any accrued vacation and the amount of any unreimbursed business expenses as of the date of termination, plus an amount equal to one times the Executive’s Annual Base Salary (minus applicable taxes and withholdings), unless, in the case of Mr. Diehl, the termination occurs within twelve (12) months after the occurrence of a Change in Control, in which case the Employers shall pay to Mr. Diehl an amount equal to 2.99 times his Annual Base Salary (minus applicable taxes and withholdings). The Executive also will be entitled to the continuation of life insurance, health and dental plans and other employee benefits made available to and on a cost basis consistent with all employees of the Employers for one (1) year after termination, unless in the case of Mr. Diehl, such termination occurs within twelve (12) months after the occurrence of a Change in Control, in which event continuation of said benefits shall be for three (3) years.

The Agreements also provide for a restrictive covenant prohibiting the Executive from competing with the Corporation for a period of two years, in the case of Mr. Diehl, and one year, in the case of either Mr. Wenner or Mr. Page, after termination of employment.

The compensation represented by amounts set forth in the All Other Compensation column of the Summary Compensation Table is set forth in the following table.

2013 ALL OTHER COMPENSATION TABLE

Name	Year	Perquisites and Other Personal Benefits ($)	Director’s Fees ($)	Bank Contributions to Retirement and 401(k) Plans ($)	Total ($)
Lance O. Diehl	2013	-	15,900	8,059	23,959
	2012	-	15,000	7,831	22,831
Edwin A. Wenner	2013	-	-	7,161	7,161
	2012	-	-	7,625	7,625
Paul K. Page	2013	-	-	6,517	6,517
	2012	-	-	7,255	7,255

The total value of perquisites and other personal benefits for each named executive officer is less than $10,000.

Directors fees paid to Mr. Diehl are described below in connection with Directors compensation generally. Mr. Diehl is not compensated for attendance at committee meetings.

DEFERRED COMPENSATION AGREEMENTS

In 2003, the Bank’s predecessor, Columbia County Farmers National Bank, entered into supplemental executive retirement plan agreements with Mr. Diehl and Mr. Wenner to provide supplemental retirement benefits commencing with retirement after having attained the normal retirement age of 60 specified in the agreements. The agreements provide for normal retirement benefits paid monthly over a 15 year period commencing the month following the executive’s 60th birthday, at a rate of $90,000 per year for Mr. Diehl and $50,000 per year for Mr. Wenner. If the executive’s employment is terminated before normal retirement age absent a change in control and other than by the Bank for cause, the benefit payable to the executive will be the amount accrued in accordance with generally accepted accounting principles in the Bank’s accounting records on the date of termination of employment. If the executive is employed by the Bank at the time of a change in control, the executive will automatically become entitled to the normal retirement benefit described above. If the executive would die before reaching normal retirement age, a death benefit would be paid to his beneficiary in the amount of $640,000 in the case of Mr. Diehl and $355,000 in the case of Mr. Wenner. The executive’s right to the benefits provided under the Agreement is subject to the following vesting schedules:

For Mr. Diehl:

Prior to 5 years -	0%
After 5 years -	25%
Each additional year -	5%
After 20 years -	100%

For Mr. Wenner:

Prior to 5 years -	0%
After 5 years -	50%
Each additional year -	10%
After 10 years -	100%

In 2009, the Bank entered into a supplemental executive retirement plan agreement with Mr. Page to provide supplemental retirement benefits commencing with retirement after having attained the normal retirement age of 65 specified in the agreement. The agreement provides for normal retirement benefits paid monthly over a 15 year period commencing the first day of January occurring in the calendar year following the executive’s 65th birthday, at a rate of $50,000 per year. If the executive’s employment is terminated before normal retirement age absent a change in control and other than by the Bank for cause, the benefit payable to the executive will be the amount accrued in accordance with generally accepted accounting principles in the Bank’s accounting records on the date of termination of employment. If the executive is employed by the Bank at the time of a change in control, the executive will automatically become entitled to the normal retirement benefit described above. In January 2012, the agreement was amended to provide that if the executive would die before reaching normal retirement age or after normal retirement age but before commencement of payment of the retirement benefit, or after a change in control but before commencement of payment of the retirement benefit, a death benefit in the amount of $355,000 would be paid to his beneficiary rather than a death benefit in the amount of any vested, unpaid benefit as provided in the original agreement. The executive’s right to the benefits provided under the Agreement is subject to the following vesting schedules:

For Mr. Page:

Prior to 5 years -	0%
After 5 years -	25%
Each additional year -	7.5%
After 15 years -	100%

The following tables present information about the supplemental non-qualified retirement benefits for Messrs. Diehl, Wenner and Page.

2013 PENSION BENEFITS TABLE

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payment During Last Fiscal Year ($)
Lance O. Diehl, President and Chief Executive Officer	Non Qualified Deferred Compensation Plan	10¾	$272,742	-0-
Edwin A. Wenner, Chief Operating Officer	Non Qualified Deferred Compensation Plan	10¾	$549,318	12,500
Paul K. Page, Chief Lending Officer	Non Qualified Deferred Compensation Plan	4½	$115,022	-0-

The following table summarizes potential change in control benefits for each of the named executive officers. For the purposes of this table we assumed a change in control of the Corporation and a termination of employment by the surviving company without cause (or a resignation by the executive for good reason), and that both events occurred on December 31, 2013.

2013 CHANGE OF CONTROL BENEFITS TABLE

Name	Cash Benefit Under Employment Agreement ($)	Benefit Under Deferred Compensation Agreement ($) (1)	General Health and Welfare Benefit ($) (2)	Total Benefits ($) (3)
Lance O. Diehl	624,611	1,350,000	7,177	1,981,788
Edwin A. Wenner	159,030	737,500	12,629	909,159
Paul K. Page	142,931	750,000	15,780	908,711

(1)	Benefit payable over 15 year period upon executive reaching normal retirement age specified in the executive’s respective agreement in annual installments of $90,000 for Mr. Diehl and $50,000 for Messrs. Wenner and Page.

(2)	Value of benefits based upon assumptions used for financial reporting purposes under generally accepted accounting principles.

(3)	Does not include amount of additional “excise tax adjustment payment,” if applicable.

2013 DIRECTOR COMPENSATION TABLE

Name	Fees Earned Or Paid in Cash ($)	All Other Compensation ($)		Total ($)
Robert M. Brewington, Jr.	17,900	4,576	(2)	22,476
Robert W. Dillon	19,100	0		19,100
Frank D. Gehrig	19,300	0		19,300
William F. Gittler, Jr.	17,237	0		17,237
Glenn E. Halterman	30,000	0		30,000
Elwood R. Harding, Jr. (1)	4,112	0		4,112
P. Jeffrey Hill	15,787	164	(2)	15,951
Joanne I. Keenan	18,900	120	(2)	19,020
Willard H. Kile, Jr.	19,300	5,077	(2)	24,377
W. Bruce McMichael, Jr.	19,100	717	(2)	19,817
Mary Ann B. Naugle	17,237	0		17,237
Andrew B. Pruden	18,300	0		18,300
Charles B. Pursel	16,837	0		16,837
Steven H. Shannon	19,100	0		19,100

(1)	Mr. Harding retired from the Boards of Directors of the Corporation and the Bank on March 5, 2013.

(2)	Represents interest earned on deferred director’s fees. See “Deferred Compensation Agreement for Directors” for more information.

With the exception of the Chairman of the Board, Directors of the Bank received $1,325 paid monthly. Directors of the Bank also received $200 for each committee meeting attended, except Loan/Credit Committee. Directors on the Loan/Credit Committee may meet several times throughout the month but receive compensation for only one meeting per month. Directors of the Bank are permitted one absence from a Board of Directors meeting per year. Directors missing more than one Board of Director’s meeting incurred a $662.50 deduction for each additional meeting unattended and received no compensation for a missed committee meeting. The Chairman of the Board received $2,500 per month. Directors are not compensated for attendance at Corporation Board meetings.

DEFERRED COMPENSATION AGREEMENTS FOR DIRECTORS

Directors had the option of receiving or deferring their directors’ fees under a director’s deferred fee plan established in 2003, which allowed a participating director to defer all or a portion of such fees until the year following the expiration of the director’s term. Each year, the director had the option of participating for that year. Payments are then made over specified terms under these arrangements for up to a ten-year period. Interest is to accrue on these deferred fees at a five-year certificate of deposit rate, which was set at 4.62% in 2008 and reset in January 2013 to 1.25%. Three directors, Robert M. Brewington, Jr., Willard H. Kile, Jr. and W. Bruce McMichael, Jr. had elected to participate in this program. At December 31, 2013, the accrued balance for Mr. Brewington was $103,572; for Mr. Kile was $121,285; and for Mr. McMichael was $58,027. The amount of interest earned and accrued in 2013 for each such participant is reported in the Directors’ Compensation table above.

On January 1, 2009, a new director’s deferred fee plan was implemented. Each year, a participating director has the option of participating for that year. Payments are then made over specified terms under these arrangements up to a ten-year period. Interest is to accrue on these deferred fees at a five-year certificate of deposit rate, which was set at 4% in 2009 and reset in January 2014 to 1.50%. Four directors, Robert M. Brewington, Jr., P. Jeffrey Hill, Joanne I. Keenan and Willard H. Kile, Jr., have elected to participate in this program. At December 31, 2013, the accrued balance for Mr. Brewington was $93,295, for Mr. Hill was $11,164, for Ms. Keenan was $6,120 and for Mr. Kile was $101,266. The amount of interest earned and accrued in 2013 for each such participant is reported in the Directors’ Compensation table above. Messrs. Brewington, Hill and Kile, along with Ms. Keenan, have elected to participate in this program for 2014.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

There are no interlocking relationships, as defined by Securities and Exchange Commission Regulations under the Securities Exchange Act of 1934, as amended, involving members of the Executive Committee or the overall Board of Directors of the Corporation.

COMPENSATION COMMITTEE REPORT

As permitted by the Securities Exchange Commission’s smaller reporting company rules, the Corporation is not required to include a Compensation Discussion and Analysis.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

STOCK OWNED BY CERTAIN BENEFICIAL OWNERS

The Corporation does not know of any person who beneficially owned more than 5% of the Corporation’s Common Stock on December 31, 2013, except as shown on the following table:

Name and Address of Beneficial Owner	Common Stock Beneficially Owned		Percent of Class
Ronald W. Simms and Rhea P. Simms 454 South Main Street, PO Box 454 Wilkes-Barre PA 18703	153,855	(1)	7.04%
George J. Szatkowski, Jr. 68 Fords Rd Randolph NJ 07869	109,305	(2)	5.00%

(1)	Includes 550 shares held of record by a corporation of which Mr. Simms is a director.

(2)	Includes 335 shares held of record by George J. Szatkowski, Jr. & Julie A. Szatkowski.

STOCK OWNED BY DIRECTORS AND EXECUTIVE OFFICERS

This table indicates the number of shares of Common Stock beneficially owned by each executive officer, incumbent director and nominee for election as director, and by all of the Corporation’s executive officers, incumbent directors and nominees as a group, as of December 31, 2013.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Class(2)
Jeffrey T. Arnold	165		—
Robert M. Brewington, Jr.	14,346	(3)	—
Lance O. Diehl	5,769	(4)	—
Robert W. Dillon	22,856	(5)	—
Frank D. Gehrig	11,305	(6)	—
William F. Gittler, Jr.	6,604		—
Glenn E. Halterman	12,000		—
P. Jeffrey Hill	951		—
Joanne I. Keenan	864		—
Willard H. Kile, Jr.	26,508	(7)	—
W. Bruce McMichael, Jr.	3,000		—
Mary Ann B. Naugle	4,035		—
Paul K. Page	1,212		—
Andrew B. Pruden	179		—
Charles B. Pursel	21,114	(8)	—
Steven H. Shannon	10,000		—
Edwin A. Wenner	1,630		—
All Executive Officers and Directors as a group, 17 persons in total	142,538		6.5%

(1)	Includes shares held (a) directly and (b) jointly with a spouse, except as otherwise indicated. Fractional shares beneficially owned by such individuals have been rounded down to the number of whole shares beneficially owned.

(2)	Less than one percent (1%)of outstanding shares unless otherwise noted.

(3)	Includes 464 shares held by Mr. Brewington’s spouse.

(4)	Includes 71 shares held by Mr. Diehl’s spouse.

(5)	Includes 13 shares held as Trustee for Mr. Dillon’s son

(6)	Includes 2,517 shares held by Mr. Gehrig’s spouse.

(7)	Includes 133 shares held by Mr. Kile’s father as custodian for Mr. Kile’s daughter.

(8)	Includes 9,108 shares held by Mr. Pursel’s deceased spouse’s trust.

Item 13. Certain Relationships and Related Transactions, Director Independence

Certain Relationships and Related Transactions

During 2013, some of the directors and executive officers of the Corporation, members of their immediate families and some of the companies with which they are associated, had banking transactions in the ordinary course of business with the Bank and may be expected to have similar transactions in the future. These transactions are made on substantially the same terms including interest rates, collateral requirements, and repayment terms, as those prevailing at the time for comparable transactions with non affiliated persons and did not involve more than the normal risk of collectibility or present other unfavorable features.

Any business dealing, including extensions of credit, between the Company or the Bank and a Director of the Company or the Bank, or with any entity controlled by such a Director, other than a deposit, trust service or other product or service provided by a bank in the ordinary course of business, is required to be reviewed and approved by a majority of the disinterested Directors. In considering a proposed insider transaction, the disinterested Directors are to reasonably determine whether the transaction would be in the best interest of the Company or the Bank and on terms and conditions, including price, substantially the same as those prevailing at the time for comparable transactions with non-insiders.

Extensions of credit by the Bank to a Director of the Company or the Bank, or to a related interest of such a Director, are subject to Federal Reserve Board Regulation O. Although Regulation O requires the prior approval of such an extension of credit by the Bank’s disinterested Directors if the aggregate amount of all extensions of credit to such Director and the related interests of the Director would exceed $500,000, the Company requires prior approval of all such extensions of credit.

Director Independence

All of the members of the Board of Directors, except for Lance O. Diehl, President and Chief Executive Officer of the Corporation and the Bank, are independent as defined by Rule 5605(a)(2) of the NASDAQ Stock Market. The Chairman of the Board of Directors, Glenn A. Halterman, is independent.

Item 14. Principal Accounting Fees and Services

FEES PAID TO J. H. WILLIAMS & CO., LLP

The Corporation’s policy on the use of JH Williams’ services is not to engage its registered independent accounting firm for services other than audit, audit-related, and tax services. The terms and fees for the annual audit service engagement must be pre-approved by the Audit Committee. Additionally, all fees for audit, audit-related and tax services must be approved by the Audit Committee and any fees in excess of budgeted fees must also be specifically approved by the Audit Committee. Aggregate fees for professional services for the Corporation rendered by JH Williams for the years ended December 31, 2013 and 2012 were as follows:

	2013	2012

Audit	96,200	94,200
Audit Related	8,750	8,750
Tax	9,800	9,800
All Other	0	0

Total	$114,750	$112,750

Audit fees – Audit fees for 2013 and 2012 were $96,200 and $94,200, respectively, for the annual audit and quarterly reviews of the consolidated financial statements for services related to attestation reports required by statute or regulation and consents in respect of Securities and Exchange Commission filings.

Audit-related fees – Audit-related fees for 2013 and 2012 were $8,750 and $8,750 respectively, and are comprised of assurance and related services that are traditionally performed by the independent registered public accounting firm. These services include attestation and agreed-upon procedures not required by statute or regulation, which address accounting, reporting and control matters with respect to the 401K plan of the Bank.

Tax fees – Tax fees for 2013 and 2012 were $9,800 and $9,800 respectively, for tax return compliance, tax advice and tax planning.

All other fees – The Corporation’s current policy restricts the use of JH Williams to audit, audit-related and tax services only.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report:

1. The following financial statements are filed herewith in Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheet as of December 31, 2013 and 2012

Consolidated Statement of Income for the Years Ended December 31, 2013, 2012 and 2011

Consolidated Statement of Changes in Stockholders’ Equity for the Years Ended December 31, 2013, 2012 and 2011

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2013, 2012 and 2011

Consolidated Statement of Cash Flows for the Years Ended December 31, 2013, 2012 and 2011

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

CCFNB BANCORP, INC.

(Registrant)

By:	/s/ Lance O. Diehl	Date: March 11, 2014
Lance O. Diehl President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Robert W. Brewington, Jr.	Date: March 11, 2014
Robert W. Brewington, Jr. Director

By:	/s/ Lance O. Diehl	Date: March 11, 2014
Lance O. Diehl President, Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Robert W. Dillon	Date: March 11, 2014
Robert W. Dillon Director

By:	/s/ Frank D. Gehrig	Date: March 11, 2014
Frank D. Gehrig Director

By:	/s/ William F. Gittler	Date: March 11, 2014
William F. Gittler Director

By:	/s/ Glenn E. Halterman	Date: March 11, 2014
Glenn E. Halterman Director, Chairman of the Board

By:	/s/ Elwood R. Harding, Jr.	Date: March 11, 2014
Elwood R. Harding, Jr. Director, Vice Chairman of the Board

By:	/s/ Joanne I. Keenan	Date: March 11, 2014
Joanne I. Keenan Director

By:	/s/ Willard H. Kile, Jr.	Date: March 11, 2014
Willard H. Kile, Jr.
Director

By:	/s/ W. Bruce McMichael, Jr.	Date: March 11, 2014
W. Bruce McMichael, Jr.
Director

By:	/s/ Mary Ann B. Naugle	Date: March 11, 2014
Mary Ann B. Naugle Director

By:	/s/ Andrew B. Pruden	Date: March 11, 2014
Andrew B. Pruden
Director

By:	/s/ Charles B. Pursel	Date: March 11, 2014
Charles B. Pursel
Director

By:	/s/ Steven H. Shannon	Date: March 11, 2014
Steven H. Shannon Director

By:	/s/ Jeffrey T. Arnold	Date: March 11, 2014
Jeffrey T. Arnold Chief Financial Officer and Treasurer (Principal Financial Officer) (Principal Accounting Officer)

INDEX TO EXHIBITS

The following exhibits are filed herewith, or, as indicated, incorporated by reference as a part of this report.

3.1	Amended and Restated Articles of Incorporation (1)
3.2	Amended Bylaws (9)
10.1*	Executive Employment Agreement of Lance O. Diehl (2)
10.2*	Executive Employment Agreement of Edwin A. Wenner (3)
10.3*	Form of Deferred Director Fees Agreement (4)
10.4*	Supplemental Executive Retirement Plan Agreement and Amendment of Lance O. Diehl (5)
10.5*	Supplemental Executive Retirement Plan Agreement and Amendment of Edwin A. Wenner (6)
10.6*	Supplemental Executive Retirement Plan Agreement and Amendment of Paul Page (7)
10.7*	Executive Employment Agreement for Paul Page (8)
10.8*	Executive Employment Agreement of Jeffrey T. Arnold (10)
10.9*	Supplemental Executive Retirement Plan Agreement and Amendment of Jeffrey T. Arnold (11)
21	List of Subsidiaries of the Corporation
23	Consent of Independent Registered Public Accounting Firm
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer
101	Interactive Data File (XBRL)

*Denotes management contract or compensatory plan.

69

————————————————————

(1)	Incorporated by reference to Exhibit 1 to Registrant’s Current Report on Form 8-K, dated May 9, 2005, filed with the commission on May 10, 2005.

(2)	Incorporated by reference to Exhibit 10.6 to Registrant’s Registration Statement on Form S-4 filed with the Commission on March 27, 2008.

(3)	Incorporated by reference to Exhibit 10.7 to Registrant’s Registration Statement on Form S-4 filed with the Commission on March 27, 2008.

(4)	Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K, dated December 14, 2004, filed with the Commission on December 15, 2004.

(5)	Incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K, dated December 14, 2004, filed with the Commission on December 15, 2004.

(6)	Incorporated by reference to Exhibit 10.5 to Registrant’s Current Report on Form 8-K, dated December 14, 2004, filed with the Commission on December 15, 2004.

(7)	Incorporated by reference to Exhibit 1 to Registrant’s Current Report on Form 8-K, dated May 27, 2009, filed with the Commission on May 28, 2009, and to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated January 4, 2012, filed with the Commission on January 4, 2012.

(8)	Incorporated by reference to Exhibit 10.9 to Registrant’s Registration Statement on Form S-4 filed with the Commission on March 27, 2008.

(9)	Incorporated by reference to Exhibit 3.2 to Registrant’s Annual Report on Form 10-K, dated March 9, 2010, filed with the Commission on March 26, 2010.

(10)	Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated December 14, 2010, filed with the Commission on December 17, 2010.

(11)	Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K, dated December 14, 2010, filed with the Commission on December 17, 2010, and to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated December 23, 2011, filed with the Commission on December 23, 2011.

