Form 10-Q
period 2023-06-30
CCFNB BANCORP INC
filed 2023-09-25
CIK 731122

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023.

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to______________.

No. 000-19028

(Commission file number)

CCFNB BANCORP, INC.

(Exact name of registrant as specified in its charter)

pennsylvania	23-2254643
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

232 East Street, Bloomsburg, PA	17815
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(570) 784-1660

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “larger accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Common stock, $1.25 par value, 2,080,109 shares outstanding as of September 25, 2023.

CCFNB Bancorp, Inc. and Subsidiary

PART I Financial Information
Item 1. Financial Statements

CCFNB Bancorp, Inc.
Consolidated Balance Sheets

	(Unaudited)
	June 30,	December 31,
(In Thousands, except share data)	2023	2022

ASSETS
Cash and due from banks	$10,546	$9,750
Interest-bearing deposits in other banks	2,243	3,333
Federal funds sold	6	1
Total cash and cash equivalents	12,795	13,084
Investment debt securities, available-for-sale, at fair value	336,252	341,051
Investment equity securities, at fair value	929	1,077
Restricted securities	4,498	3,223
Loans held for sale	402	4,568
Loans, net of unearned income	550,469	527,729
Less: Allowance for credit losses	6,278	7,279
Loans, net	544,191	520,450
Premises and equipment:
Operating lease right-of-use	284	298
Other premises and equipment, net	12,365	12,514
Accrued interest receivable	2,331	2,222
Cash surrender value of bank-owned life insurance	22,126	21,859
Investment in limited partnerships	5,472	3,745
Goodwill	7,937	7,937
Other assets	10,498	11,986
TOTAL ASSETS	$960,080	$944,014

LIABILITIES
Interest-bearing deposits	$482,962	$500,480
Noninterest-bearing deposits	175,521	181,845
Total deposits	658,483	682,325

Short-term borrowings	182,022	171,741
Long-term borrowings	25,023	24
Accrued interest payable	508	187
Operating lease liability	284	298
Other liabilities	3,392	3,497
TOTAL LIABILITIES	869,712	858,072

STOCKHOLDERS’ EQUITY
Common stock, par value $1.25 per share; authorized 15,000,000 shares, issued and outstanding 2,344,809 and 2,080,109 shares in 2023, respectively; and 2,343,835 and 2,079,135 shares in 2022, respectively	2,931	2,930
Surplus	30,070	30,030
Retained earnings	92,318	90,156
Accumulated other comprehensive loss	(25,161)	(27,384)
Treasury stock, at cost; 264,700 shares in 2023 and 2022	(9,790)	(9,790)
TOTAL STOCKHOLDERS’ EQUITY	90,368	85,942
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$960,080	$944,014

See accompanying notes to unaudited consolidated financial statements.

CCFNB Bancorp, Inc.
Consolidated Statements of Income
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In Thousands, Except Share and Per Share Data)	2023	2022	2023	2022

INTEREST AND DIVIDEND INCOME
Interest and fees on loans:
Taxable	$6,298	$4,806	$12,232	$9,615
Tax-exempt	215	139	431	303
Interest and dividends on investment securities:
Taxable	1,222	1,036	2,430	1,843
Tax-exempt	134	30	263	67
Dividend and other interest income	69	48	136	93
Federal funds sold	1	5	1	6
Deposits in other banks	25	55	85	88
TOTAL INTEREST AND DIVIDEND INCOME	7,964	6,119	15,578	12,015

INTEREST EXPENSE
Deposits	780	422	1,407	836
Short-term borrowings	2,125	168	3,911	257
Long-term borrowings	146	1	146	1
TOTAL INTEREST EXPENSE	3,051	591	5,464	1,094

NET INTEREST INCOME	4,913	5,528	10,114	10,921

CREDIT LOSS EXPENSE
(Credit) Provision for credit losses - loans	(4)	(190)	(422)	(160)
(Credit) Provision for credit losses - investment debt securities	—	—	—	—
(Credit) Provision for credit losses - off-balance sheet commitments	(12)	—	(3)	—
TOTAL CREDIT LOSS EXPENSE	(16)	(190)	(425)	(160)

NET INTEREST INCOME AFTER (CREDIT) PROVISION FOR CREDIT LOSSES	4,929	5,718	10,539	11,081

NON-INTEREST INCOME
Service charges and fees	514	493	1,039	1,004
Gain on sale of loans	96	67	125	356
Earnings on bank-owned life insurance	113	108	222	211
Brokerage	151	163	279	323
Trust	227	177	418	386
Loss on equity securities	(66)	(40)	(147)	(43)
Interchange fees	442	445	866	857
Other	229	194	530	471
TOTAL NON-INTEREST INCOME	1,706	1,607	3,332	3,565

NON-INTEREST EXPENSE
Salaries	1,832	1,925	3,632	3,771
Employee benefits	608	769	1,400	1,504
Occupancy	320	344	643	671
Furniture and equipment	491	503	1,010	853
State shares tax	131	177	292	344
Professional fees	760	342	1,071	640
Director’s fees	73	79	155	167
FDIC assessments	109	64	217	131
Telecommunications	76	111	160	195
Automated teller machine and interchange	(9)	(4)	110	105
Other	466	538	984	981
TOTAL NON-INTEREST EXPENSE	4,857	4,848	9,674	9,362

INCOME BEFORE INCOME TAX PROVISION	1,778	2,477	4,197	5,284
INCOME TAX PROVISION	316	524	795	886
NET INCOME	$1,462	$1,953	$3,402	$4,398

EARNINGS PER SHARE	$0.71	$0.94	$1.64	$2.12
CASH DIVIDENDS PER SHARE	$0.43	$0.42	$0.85	$0.83
WEIGHTED AVERAGE SHARES OUTSTANDING	2,079,649	2,077,971	2,079,393	2,077,977

See accompanying notes to unaudited consolidated financial statements.

CCFNB Bancorp, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

(In Thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Net Income	$1,462	$1,953	$3,402	$4,398
Other comprehensive income (loss):
Change in unrealized gain (loss) on investment debt securities available-for-sale	(3,541)	(9,481)	2,813	(24,234)
Tax effect	745	1,991	(590)	5,089
Other comprehensive income (loss)	(2,796)	(7,490)	2,223	(19,145)
Total comprehensive income (loss)	$(1,334)	$(5,537)	$5,625	$(14,747)

See accompanying notes to the consolidated financial statements.

CCFNB Bancorp, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

					Accumulated
					Other		Total
	Common Stock			Retained	Comprehensive	Treasury	Stockholders’
(In Thousands Except Share and Per Share Data)	Shares	Amount	Surplus	Earnngs	Income (Loss)	Stock	Equity
Balance, March 31, 2023	2,344,349	$2,930	$30,052	$91,750	$(22,365)	$(9,790)	$92,577
Net income				1,462			1,462
Other comprehensive loss					(2,796)		(2,796)
Common stock issuance under employee stock purchase plans	460	1	16				17
Recognition of employee stock purchase plan expense			2				2
Cash dividends, ($0.43 per share)				(894)			(894)
Balance, June 30, 2023	2,344,809	$2,931	$30,070	$92,318	$(25,161)	$(9,790)	$90,368

Balance, December 31, 2022	2,343,835	$2,930	$30,030	$90,156	$(27,384)	$(9,790)	$85,942
Net income				3,402			3,402
Other comprehensive income					2,223		2,223
Common stock issuance under employee stock purchase plans	974	1	36				37
Recognition of employee stock purchase plan expense			4				4
Cash dividends, ($0.85 per share)				(1,768)			(1,768)
Cumulative effect of adoption of ASU 2016-13				528			528
Balance, June 30, 2023	2,344,809	$2,931	$30,070	$92,318	$(25,161)	$(9,790)	$90,368

Balance, March 31, 2022	2,342,517	$2,928	$29,968	$85,706	$(14,539)	$(9,765)	$94,298
Net income				1,953			1,953
Other comprehensive loss					(7,490)		(7,490)
Common stock issuance under employee stock purchase plans	387	1	17				18
Recognition of employee stock purchase plan expense			2				2
Purchase of treasury stock (500 shares)						(25)	(25)
Cash dividends, ($0.42 per share)				(873)			(873)
Balance, June 30, 2022	2,342,904	$2,929	$29,987	$86,786	$(22,029)	$(9,790)	$87,883

Balance, December 31, 2021	2,342,184	$2,928	$29,950	$84,113	$(2,884)	$(9,765)	$104,342
Net income				4,398			4,398
Other comprehensive loss					(19,145)		(19,145)
Common stock issuance under employee stock purchase plans	720	1	33				34
Recognition of employee stock purchase plan expense			4				4
Purchase of treasury stock (500 shares)						(25)	(25)
Cash dividends, ($0.83 per share)				(1,725)			(1,725)
Balance, June 30, 2022	2,342,904	$2,929	$29,987	$86,786	$(22,029)	$(9,790)	$87,883

See accompanying notes to the unaudited consolidated financial statements.

CCFNB Bancorp, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	For The Six Months Ended June 30,
(In Thousands)	2023	2022

OPERATING ACTIVITIES
Net income	$3,402	$4,398
Adjustments to reconcile net income to net cash provided by operating activities:
(Credit) Provision for credit losses	(425)	(160)
Depreciation and amortization of premises and equipment	331	329
Loss on equity securities	147	43
Amortization and accretion on investment securities	280	478
Deferred income tax expense (benefit)	54	(145)
Gain on sale of loans	(125)	(356)
Proceeds from sale of mortgage loans	6,623	13,064
Originations of mortgage loans held for resale	(5,919)	(11,386)
Amortization of invesment in limited partnerships	106	106
Increase in accrued interest receivable	(109)	(252)
Earnings on bank-owned life insurance	(222)	(211)
Increase (decrease) in accrued interest payable	321	(19)
Other, net	605	249
Net cash provided by operating activities	5,069	6,138
INVESTING ACTIVITIES
Investment securities available-for-sale:
Purchases	(789)	(54,825)
Proceeds from maturities and calls	8,123	13,979
Purchase of bank-owned life insurance	(45)	(839)
Proceeds from redemption of restricted securities	2,151	237
Purchase of restricted securities	(3,426)	(160)
Net increase in loans	(19,064)	(26,397)
Purchase of investment in limited partnership	(1,833)	(890)
Acquisition of premises and equipment	(182)	(90)
Net cash used in investing activities	(15,065)	(68,985)
FINANCING ACTIVITIES
Net (decrease) increase in deposits	(23,842)	10,541
Net increase (decrease) in short-term borrowings	10,281	(3,631)
Proceeds from long-term borrowings	25,000	—
Repayment of long-term borrowings	(1)	(2)
Acquisition of treasury stock	—	(25)
Proceeds from issuance of common stock	37	34
Cash dividends paid	(1,768)	(1,725)
Net cash provided by financing activities	9,707	5,192
NET DECREASE IN CASH AND CASH EQUIVALENTS	(289)	(57,655)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	13,084	97,543
CASH AND CASH EQUIVALENTS, END OF PERIOD	$12,795	$39,888

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest paid	$5,143	$1,113
Income taxes paid	$800	$1,075
Securities acquired but not settled	$—	$10,000
Loans held for sale transferred to loans	$3,587	$—

See accompanying notes to the unaudited consolidated financial statements.

CCFNB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2023

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

BASIS OF PRESENTATION

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. In the opinion of management, all adjustments consisting of normal recurring entries considered necessary for a fair presentation have been included. They are not, however, necessarily indicative of the results of consolidated operations for a full-year.

For further information, refer to the Corporation’s Notes to the Consolidated Financial Statements included in the audited financial statements for the years ended December 31, 2022 and 2021.

INVESTMENTS

Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates such designation as of each balance sheet date.

Investment securities classified as available for sale are those securities that the Bank intends to hold for an indefinite period of time but not necessarily to maturity. Securities available for sale are carried at fair value. Any decision to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Bank’s assets and liabilities, liquidity needs, regulatory capital considerations, and other similar factors. Unrealized gains or losses are reported as increases or decreases in other comprehensive income (loss), net of the deferred tax effect. Realized gains or losses, determined on the basis of the cost of the specific securities sold, are included in earnings. Premiums and discounts are recognized in interest income using the interest method over the terms of the securities.

Investments securities classified as held to maturity are those securities the Bank has both the intent and ability to hold to maturity regardless of changes in market conditions, liquidity needs, or changes in general economic conditions. These securities are carried at cost, adjusted for the amortization of premium and accretion of discount, and computed by a method that approximates the interest method over the terms of the securities.

Equity securities are measured at fair value with changes in fair value recognized in net income.

Allowance for Credit Losses – Available for Sale Securities

The Bank measures expected credit losses on available-for-sale debt securities when the Bank does not intend to sell, or when it is not more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For available-for-sale debt securities that do not meet the aforementioned criteria, the Bank evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Bank considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this evaluation indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, equal to the amount that the fair value is less than the amortized cost basis. Economic forecast data is utilized to calculate the present value of expected cash flows. The Bank obtains its forecast data through a subscription to a widely recognized and relied up company who publishes various forecast scenarios. Management evaluates the various scenarios to determine a reasonable and supportable scenario, and utilizes a single scenario in the model. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income.

The allowance for credit losses on available-for-sale debt securities is included within investment securities available-for-sale on the consolidated balance sheet. Changes in the allowance for credit losses are recorded within provision for credit losses on the consolidated statement of income. Losses are charged against the allowance for credit losses when the Bank believes the collectability of an available-for-sale security is in jeopardy or when either of the criteria regarding intent or requirement to sell is met.

Accrued interest receivable on available-for-sale debt securities totaled $926 thousand at June 30, 2023 and is included within accrued interest receivable on the consolidated balance sheet. This amount is excluded from the estimate of expected credit losses. Available-for-sale debt securities are typically classified as non-accrual when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about the further collectability of principal or interest. When available-for-sale debt securities are placed on non-accrual status, unpaid interest credited to income is reversed.

Credit Losses on Investment Securities-Prior to Adopting ASU 2016-13

The Bank adopted ASU No. 2016-13 effective January 1, 2023. Financial statement amounts related to Investment Securities recorded as of December 31, 2022 and for the periods ending December 31, 2022 are presented in accordance with the accounting polices described in the following sections. The following sections were carried forward from the Annual Report for the year ended December 31, 2022.

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. In determining OTTI, management considers many factors, including (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.

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

The Corporation invests in various forms of agency debt including mortgage-backed securities and callable agency debt. The fair value of these securities is influenced by market interest rates, prepayment speeds on mortgage securities, bid to offer spreads in the market place and credit premiums for various types of agency debt. These factors change continuously and therefore the fair market value of these securities may be higher or lower than the Corporation’s carrying value at any measurement date. The Corporation does not consider the debt securities contained in the previous table to be other-than-temporarily impaired since it has both the intent and ability to hold the securities until a recovery of fair value, which may be maturity.

LOANS RECEIVABLE

Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at their outstanding unpaid principal balances, net of an allowance for credit losses and any deferred fees or costs. Accrued interest receivable totaled $1.4 million at June 30, 2023 and was reported in the accrued interest receivable which is located on the consolidated balance sheets and is excluded from the estimate of credit losses. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the yield (interest income) of the related loans. The Bank is amortizing these amounts over the contractual life of the loan. Premiums and discounts on purchased loans are amortized as adjustments to interest income using the effective yield method.

The loans receivable portfolio is segmented into commercial real estate, residential real estate, commercial and industrial, and consumer loans. Commercial real estate loans consist of the following classes: commercial real estate loans and student housing. Residential real estate consist of the following classes: residential rentals 1-4 family, 1-4 family residential loans, and construction. Commercial and industrial consist of the following classes: commercial, financial, agricultural, and tax-exempt loans. Consumer and other loans consist of installment loans to individuals.

For all classes of loans receivable, the accrual of interest is discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest, even though the loan is currently performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on nonaccrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against the allowance for credit losses. Interest received on non-accrual loans, including impaired loans, generally is either applied against principal or reported as interest income on a cash basis, according to management’s judgment as to the collectability of principal. Generally loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time (generally six months), and the ultimate collectability of the total contractual principal and interest is no longer in doubt. The past-due status of all classes of loans receivable is determined based on contractual due dates for loan payments.

Allowance for Credit Losses – Loans

The allowance for credit losses (“ACL”) is a valuation reserve established and maintained by charges against income and is deducted from the amortized cost basis of loans to present the net amount expected to be collected on the loans. Loans, or portions thereof, are charged off against the ACL when they are deemed uncollectible. Expected recoveries do not exceed the aggregate of the amounts previously charged-off and expected to be charged-off.

The ACL is an estimate of expected credit losses, measured over the contractual life of a loan that considers our historical loss experience, current conditions and forecasts of future economic conditions. Determination of an appropriated ACL inherently subjective and may have significant changes from period to period.

The methodology for determining the ACL has two main components: evaluation of expected credit losses for certain groups of homogeneous loans that share similar risk characteristics and evaluation of loans that do not share risk characteristics with other loans.

The allowance for credit losses is measured on a collective (pool) basis when similar risk characteristics exist. The Bank has identified the following portfolio segments and measures the allowance for credit losses using the following methods:

●	Residential real estate

●	Commercial real estate

●	Commercial and industrial

●	Consumer and other

Historical credit loss experience is the basis for the estimation of expected credit losses. We apply historical loss rates to pools of loans with similar risk characteristics. After consideration of the historic loss calculation, management applies qualitative adjustments to reflect the current conditions and reasonable and supportable forecasts not already reflected in the historical loss information at the balance sheet date. Our reasonable and supportable forecast adjustment is based on various economic forecasts, unemployment forecast and management judgment. For periods beyond our reasonable and supportable forecast, we revert to historical loss rates utilizing a straight-line method over a one year reversion period. The qualitative adjustments for current conditions are based upon changes in lending policies and practices, experience and ability of lending staff, quality of the Bank’s loan review system, value of underlying collateral, the existence of and changes in concentrations and other external factors. These modified historical loss rates are multiplied by the outstanding principal balance of each loan to calculate a required reserve.

The Bank has elected to exclude accrued interest receivable from the measurement of its ACL. When a loan is placed on non-accrual status, any outstanding accrued interest is reversed against interest income.

The ACL for individual loans begins with the use or normal credit review procedure to identify whether a loan no longer shares similar risk characteristics with other pooled loans and therefore, should be individually assessed. We evaluate all commercial loans that meet the following criteria: (1) when it is determined that foreclosure is probable; or (2) substandard, doubtful and nonperforming loans when repayment is expected to be provided substantially through the operation or sale of the collateral; or (3) when it is determined by management that a loan does not share similar risk characteristics with other loans. Specific reserves are established based on the following three acceptable methods for measuring the ACL: (1) the present value of expected future cash flows discounted at the loan’s original effective interest rate; (2) the loan’s observable market price; or (3) the fair value of the collateral when the loan is collateral dependent. Our individual loan evaluations consist primarily of the fair value of collateral method because most of our loans are collateral dependent. Collateral values are discounted to consider dispositions costs when appropriate. A specific reserve is established or a charge-off is taken if the fair value of the loan is less than the loan balance.

Allowance for Loan Losses – Prior to Adopting ASU 2016-13

Prior to the adoption of ASU 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, the Bank calculated our ALL using an incurred loan loss methodology. The following policy related to the ALL in prior periods. The allowance for loan losses is established through provisions for loan losses charged against income. Loan amounts deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is maintained at a level established by management to be adequate to absorb estimated potential loan losses. Management’s periodic evaluation of the adequacy of the allowance for loan losses is based on the Corporation’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions, and other relevant factors. This evaluation is inherently subjective as it requires significant estimates, including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change.

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

 The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired. At the present time, select loans are not aggregated for collective impairment evaluation, as such, all loans are subject to individual impairment evaluation should the facts and circumstances pertinent to a particular loan suggest that such evaluation is necessary. Factors considered by management in determining impairment include payment status and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the liquidation of the collateral. Troubled debt restructurings are separately identified for impairment disclosures and are measured at the present value of estimated future cash flows using the loan’s effective rate at inception. If a troubled debt restructuring is considered to be a collateral dependent loan, the loan is reported, net, at the fair value of the collateral. For troubled debt restructurings that subsequently default, the Bank determines the amount of reserve in accordance with the accounting policy for the allowance for loan losses.

The general component covers all other loans not identified as impaired and is based on historical losses adjusted for current factors. The historical loss component of the allowance is determined by losses recognized by portfolio segment over the preceding five years. In calculating the historical component of our allowance, we aggregate our loans into one of five portfolio segments: Commercial, Financial & Agriculture, Tax-exempt, Commercial Real Estate, Consumer Real Estate, and Installment Loans to Individuals. Risk factors impacting loans in each of the portfolio segments include broad deterioration of property values, reduced consumer and business spending as a result of continued high unemployment and reduced credit availability and lack of confidence in a sustainable recovery. Actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment. These economic factors include consideration of the following: the concentration of watch and substandard loans as a percentage of total loans, levels of loan concentration within the portfolio segment or division of a portfolio segment and broad economic conditions.

A loan is considered to be a troubled debt restructuring (“TDR”) loan when the Bank grants a concession to the borrower because of the borrower’s financial condition that it would not otherwise consider. Such concessions include the reduction of interest rates, forgiveness of principal or interest, extending repayment terms, creating balloon options or other modifications that would not be typically offered to new borrowers with acceptable credit risk.

Allowance for Credit Losses on Off-Balance Sheet Credit Exposures

The Bank estimates expected credit losses over the contractual period in which the Bank is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Bank. The allowance for credit losses on off-balance sheet credit exposures is adjusted through credit loss expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life.

ACCOUNTING PRONOUNCEMENTS ADOPTED IN 2023

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topics 326): Measurement of Credit Losses on Financial Instruments” and subsequent related updates. This ASU replaces the incurred loss methodology for recognizing credit losses and requires businesses and other organizations to measure the current expected credit losses (CECL) on financial assets measured at amortized cost, including loans and held-to-maturity securities, net investment in leases, off-balance sheet credit exposures such as unfunded commitments, and other financial instruments. In addition, ASC 326 requires credit losses on available-for-sale debt securities to be presented as an allowance rather than as a write-down when management does not intend to sell or believes that it is not more likely than not they will be required to sell. This guidance became effective on January 1, 2023 for the Bank. The results reported for periods beginning after January 1, 2023 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable accounting standards.

The Bank adopted this guidance, and subsequent related updates, using the modified retrospective approach for all financial assets measured at amortized cost, including loans, available-for-sale debt securities and unfunded commitments. On January 1, 2023, the Bank recorded a cumulative effect increase to retained earnings of $528, net of tax, of which $490 thousand related to loans, $38 thousand related to unfunded commitments, and $0 related to available-for-sale securities.

The Bank adopted the provisions of ACS 326 related to presenting other-than-temporary impairment on available-for-sale debt securities prior to January 1, 2023 using the prospective transition approach, though no such changes had been recorded on the securities held by the Bank as of the date of adoption.

The Bank expanded the pooling utilized under the legacy incurred loss method to include additional segmentation based on risk. The impact of the change from the incurred loss model to the current expected credit loss model is detailed below.

	January 1, 2023
		Impact of	As Reported
	Pre-ASC 326	ASC 326	Under
(In Thousands)	Adoption	Adoption	ASC 326
Assets:
Allowance for Credit Losses - Loans
Residential Real Estate	$3,077	$(2,617)	$460
Commercial Real Estate	2,897	3,198	6,095
Commercial and Industrial	1,041	(959)	82
Consumer and other	60	(39)	21
Unallocated	204	(204)	—
	$7,279	$(621)	$6,658
Liabilities:
Allowance for Credit Losses on
Off-Balance Sheet Credit Exposure	$65	$(48)	$17

2. INVESTMENT SECURITIES AVAILABLE-FOR-SALE

DEBT SECURITIES – AVAILABLE FOR SALE

The amortized cost, related fair value, allowance for credit losses, and unrealized gains and losses for available for sale investment debt securities were as follows at June 30, 2023:

(In Thousands)	2023
		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for Credit	Fair
	Cost	Gains	Losses	Losses	Value
Obligation of U.S.Government Corporations and Agencies:
Mortgage-backed	$136,369	$1	$(17,617)	$—	$118,753
Other	217,254	—	(14,703)	—	202,551
Obligations of state and political subdivisions	14,479	511	(42)	—	14,948
Total debt securities, available for sale	$368,102	$512	$(32,362)	$—	$336,252

The amortized cost, related fair value, and unrealized gains and losses for available for sale investment debt securities were as follows at December 31, 2022:

	2022
		Gross	Gross
(In Thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Obligation of U.S.Government Corporations and Agencies:
Mortgage-backed	$144,806	$1	$(18,742)	$126,065
Other	217,254	—	(16,331)	200,923
Obligations of state and political subdivisions	13,654	451	(42)	14,063
Total debt securities, available for sale	$375,714	$452	$(35,115)	$341,051

Securities available for sale with an aggregate fair value of $262,023,000 and $260,805,000 at June 30, 2023 and December 31, 2022, respectively, were pledged to secure public funds, trust funds, securities sold under agreements to repurchase and other balances of $206,772,000 and $207,828,000 at June 30, 2023 and December 31, 2022, respectively, as required by law.

The amortized cost and fair value of investment debt securities, by expected maturity, are shown below at June 30, 2023. Expected maturities on debt securities will differ from contractual maturities, because some borrowers may have the right to call or prepay obligations with or without call or prepayment penalties:

	Available for Sale
(In Thousands)	Amortized	Estimated
	Cost	Fair Value
Due in one year or less	$40,600	$39,685
Due after one year to five years	178,068	164,255
Due after five years to ten years	18,481	17,923
Due after ten years	130,953	114,389
Total	$368,102	$336,252

There were no sales of investments in debt securities classified as available for sale during the three and six months ended June 30, 2023 and 2022.

The following tables summarizes debt securities available for sale in an unrealized loss position for which an allowance for credit losses has not been recorded at June 30, 2023 and December 31, 2022, aggregated by security type and length of time in a continuous loss position:

	June 30, 2023
(In Thousands)	Less than Twelve Months		Twelve Months or Greater		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	$12,606	$(751)	$106,022	$(16,866)	$118,628	$(17,617)
Other	—	—	202,551	(14,703)	202,551	(14,703)
Obligations of state and political subdivisions	2,112	(15)	1,665	(27)	3,777	(42)
Total	$14,718	$(766)	$310,238	$(31,596)	$324,956	$(32,362)

	December 31, 2022
(In Thousands)	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	$31,981	$(2,344)	$93,981	$(16,398)	$125,962	$(18,742)
Other	52,746	(2,079)	148,177	(14,252)	200,923	(16,331)
Obligations of state and political subdivisions	3,848	(42)	—	—	3,848	(42)
Total	$88,575	$(4,465)	$242,158	$(30,650)	$330,733	$(35,115)

At June 30, 2023, the Corporation had a total of 18 debt securities that have been in a gross unrealized loss position for less than twelve months with depreciation of 4.9 percent from the Corporation’s amortized cost basis.

At June 30, 2023, the Corporation had a total of 130 debt securities that have been in a gross unrealized loss position for greater than twelve months with depreciation of 9.2 percent from the Corporation’s amortized cost basis.

Unrealized losses on debt securities have not been recognized into income because the issuers bonds are of high credit quality (rated AA or higher), management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions. The issuers continue to make timely principal and interest payments on the bonds. The fair value is expected to recover as the bonds approach maturity.

As of June 30, 2023, no ACL was required for debt securities. The Bank does not have the intent to sell and does not believe it will be more likely than not to be required to sell any of these securities prior to a recovery of their fair value to amortized cost, which may be at maturity.

As of June 30, 2023, all debt securities were rated above investment grade. Based on the payment status, rating and management’s evaluation of these securities, no ACL was required for the debt securities as of June 30, 2023. As of June 30, 2023, the underlying issuers continue to make timely principal and interest payments on the securities.

EQUITY SECURITIES

At June 30, 2023 and December 31, 2022, the Corporation had $929,000 and $1,077,000 in equity securities recorded at fair value, respectively. The following is a summary of unrealized and realized gains and losses recognized in net income on equity securities during the six months and three months ended June 30, 2023 and 2022:

	For the Three Months		For the Six Months
	Ending June 30,		Ending June 30,
(In Thousands)	2023	2022	2023	2022

Net losses recognized in equity securities during the quarter	$(66)	$(40)	$(147)	$(43)

Less: Net gains (losses) realized on the sale of equity securities during the quarter	—	—	—	—

Unrealized losses recognized in equity securities held at reporting date	$(66)	$(40)	$(147)	$(43)

3. LOANS

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at their outstanding unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment to yield (interest income) over the life of the loan. Deferred fees and costs amounted to $724 thousand at June 30, 2023 and $665 thousand at December 31, 2022 and are netted against the outstanding unpaid principal balances.

The segments of the Corporation’s loan portfolio are disaggregated into classes that allows management to monitor risk and performance. The loan classes used are consistent with the internal reports evaluated by the Corporation’s management and Board of Directors to monitor risk and performance within the various segments of its loan portfolio.

Major classifications of loans at June 30, 2023 and December 31, 2022 consisted of:

(In Thousands)
June 30, 2023
Commercial and industrial	$66,145
Commercial real estate:
Commercial mortgages	156,025
Student housing	32,210
Residential real estate:
Rental 1-4 family	54,117
1-4 family residential mortgages	236,309
Consumer and other	5,663
Gross loans	$550,469

(In Thousands)

December 31, 2022
Commercial, financial and agricultural	$39,573
Tax-exempt	30,679
Commercial real estate:
Commercial mortgages	145,622
Other construction and land development loans	18,649
Secured by farmland	13,120
Consumer real estate:
Home equity loans	13,391
Home equity lines of credit	12,262
1-4 family residential mortgages	241,179
Construction	7,430
Installment loans to individuals	5,824
Gross loans	$527,729

Allowance for Loan Losses and Recorded Investment in Financial Receivables

The allowance for credit losses is measured on a collective (pool) basis when similar risk characteristics exist. The Corporation has aligned our segmentation to internal loan reports. The Corporation has identified the following portfolio segments:

●	Residential Real Estate

●	Commercial Real Estate

●	Commercial and Industrial

●	Consumer and other

The following table presents the activity in the allowance for credit losses by portfolio segment for the three and six months ended June 30, 2023 and June 30, 2022:

(In Thousands)	For the Three Months Ending June 30, 2023
		Commercial	Residential
	Commercial and	Real	Real	Consumer
	Industrial	Estate	Estate	and Other	Unallocated	Total
Balance, March 31, 2023	$14	$5,705	$555	$14	$—	$6,288
Impact of adopting ASC 326	—	—	—	—	—	—
(Credit) provision charged to operations	(7)	(11)	(7)	21	—	(4)
Loans charged off	—	—	6	(16)	—	(10)
Recoveries	4	—	—	—	—	4
Balance, June 30, 2023	$11	$5,694	$554	$19	$—	$6,278

(In Thousands)	For the Six Months Ending June 30, 2023
		Commercial	Residential
	Commercial and	Real	Real	Consumer
	Industrial	Estate	Estate	and Other	Unallocated	Total
Balance, December 31, 2022	$1,041	$2,897	$3,077	$60	$204	$7,279
Impact of adopting ASC 326	(959)	3,198	(2,617)	(39)	(204)	(621)
(Credit) provision charged to operations	(124)	(402)	90	14	—	(422)
Loans charged off	—	—	—	(16)	—	(16)
Recoveries	53	1	4	—	—	58
Balance, June 30, 2023	$11	$5,694	$554	$19	$—	$6,278

(In Thousands)	For the Three Months Ending June 30, 2022
	Commercial, Financial	Commercial	Consumer	Installment
	& Agricultural,	Real	Real	Loans
	Tax-exempt	Estate	Estate	Individuals	Unallocated	Total
Balance, March 31, 2022	$1,023	$3,438	$3,421	$84	$1,193	$9,159
(Credit) provision charged to operations	—	—	10	—	(200)	(190)
Loans charged off	—	—	(21)	—	—	(21)
Recoveries	3	—	1	7	—	11
Balance, June 30, 2022	$1,026	$3,438	$3,411	$91	$993	$8,959

(In Thousands)	For the Six Months Ending June 30, 2022
	Commercial, Financial	Commercial	Consumer	Installment
	& Agricultural,	Real	Real	Loans
	Tax-exempt	Estate	Estate	Individuals	Unallocated	Total
Balance, December 31, 2021	$1,018	$3,438	$3,413	$74	$1,193	$9,136
(Credit) provision charged to operations	30	—	10	—	(200)	(160)
Loans charged off	(27)	—	(21)	—	—	(48)
Recoveries	5	—	9	17	—	31
Balance, June 30, 2022	$1,026	$3,438	$3,411	$91	$993	$8,959

The cumulative loss rate used as the basis for the estimate of credit losses is comprised of the Corporation’s historical loss experience. As of June 30, 2023, the Corporation expects that the market in which it operates will experience a slight improvement in economic conditions based primarily on housing indexes, interest rate stabilization, and a steady unemployment rate causing the trend in delinquencies over the next year to follow historical levels. Management adjusted the historical loss experience for these expectations. No reversion adjustments were necessary, as the starting point for the Corporation’s estimate was a cumulative loss rate covering the expected contractual term of the loan portfolio.

The Corporation recorded a $422 thousand credit for credit losses in the six months ending June 30, 2023 as compared to a $160 thousand credit in the same period of 2022. The 2023 credit for credit losses was the result of reduced commercial real estate past dues, reduced balances of commercial student housing real estate, and slightly improved economic forecasts since December 31, 2022. Non-performing assets decreased slightly from $2.7 million at December 31, 2022 to $2.6 million at June 30, 2023. Overall, non-performing assets remain well controlled at 0.47 percent of total loans at June 30, 2023. The Corporation experienced net recoveries of $42 thousand for the six months ended June 30, 2023. In summary, the allowance for credit losses on our loan portfolio provided 245.0 percent coverage of non-performing assets, and 1.14 percent of total loans, on June 30, 2023, compared to 274.3 percent coverage of non-performing assets, and 1.38 percent total loans, on December 31, 2022.

Historical credit loss experience is the basis for the estimation of excepted credit losses. The Corporation applies historical loss rates to pools of loans with similar risk characteristics. After consideration of the historic loss calculation, management can apply qualitative adjustments to reflect the current conditions and reasonable and supportive forecasts not already captured in the historical loss information at the balance sheet date.

In accordance with ASC 2016-13, the Corporation will evaluate individual loans for expected credit losses when those loans do not share similar risk characteristics with loans evaluated using a collective (pooled) basis. In contrast to legacy accounting standards, this criterion is broader than the impairment concept and management may evaluate loans individually when no specific expectation of collectability is in place. Loans will not be included in both collective and individual analysis. The individual analysis will establish a specific reserve for loans in scope.

Specific reserves are established based on the following three acceptable methods for measuring the ACL:1) the present value of expected future cash flows discounted at the loan’s original interest rate; 2) the loan’s observable market price; 3) the fair value of the collateral when the loan is collateral dependent. The method is selected on a loan-by-loan basis with the evaluation of the need and amount of a specific allocation of the allowance being made on a quarterly basis.

The need for an updated appraisal on collateral dependent loans is determined on a case-by-case basis. The useful life of an appraisal or evaluation will vary depending upon the circumstances of the property and the economic conditions in the marketplace. A new appraisal is not required if there is an existing appraisal which, along with other information, is sufficient to determine a reasonable value for the property and to support an appropriate and adequate allowance for credit losses. At a minimum, annual documented reevaluation of the property is completed by the Bank’s Chief Lending Officer to support the value of the property.

When receiving an appraisal associated with an existing real estate collateral dependent transaction, the Bank’s Chief Lending Officer must determine if there have been material changes to the underlying assumptions in the appraisal which affect the original estimate of value. Some of the factors that could cause material changes to reported values include:

●	the passage of time;

●	the volatility of the local market;

●	the availability of financing;

●	natural disasters;

●	the inventory of competing properties;

●	new improvements to, or lack of maintenance of, the subject property or competing properties upon physical inspection by the Bank;

●	changes in underlying economic and market assumptions, such as material changes in current and projected vacancy, absorption rates, capitalization rates, lease terms, rental rates, sales prices, concessions, construction overruns and delays, zoning changes, etc.; and/or

●	environmental contamination.

The value of the property is adjusted to appropriately reflect the above listed factors and the value is discounted to reflect the value impact of a forced distressed sale, any outstanding senior liens, any outstanding unpaid real estate taxes, transfer taxes and closing costs that would occur with sale of the real estate. If the Chief Lending Officer determines that a reasonable value cannot be derived based on the available information, a new appraisal is ordered. The determination of the need for a new appraisal rests with the Chief Lending Officer and not the originating account officer.

The following tables summarize the loan portfolio and allowance for credit losses as of June 30, 2023 and December 31, 2022:

(In Thousands)	June 30, 2023
		Commercial	Residential
	Commercial and	Real	Real	Consumer
	Industrial	Estate	Estate	and Other	Total
Loans:
Individually evaluated	$—	$32,210	$—	$—	$32,210
Collectively evaluated	66,145	156,025	290,426	5,663	518,259
Total loans	$66,145	$188,235	$290,426	$5,663	$550,469

Allowance for credit losses:
Individually evaluated	$—	$4,958	$—	$—	$4,958
Collectively evaluated	9	743	551	17	1,320
Total allowance for credit losses	$9	$5,701	$551	$17	$6,278

(In Thousands)	December 31, 2022
	Commercial, Financial	Commercial	Consumer	Installment
	& Agricultural,	Real	Real	Loans
	Tax-exempt	Estate	Estate	Individuals	Total
Ending balance individually evaluated for impairment	$—	$959	$1,103	$4	$2,066

Ending balance collectively evaluated for impairment	70,252	176,432	273,159	5,820	525,663

Ending balance	$70,252	$177,391	$274,262	$5,824	$527,729

Ending balance individually evaluated for impairment	$—	$—	$—	$—	$—	$—

Ending balance collectively evaluated for impairment	$1,041	$2,897	$3,077	$60	$204	$7,279

The following table presents the amortized cost basis of collateral-dependent loans by class of loans:

Collateral Type
June 30, 2023	Real Estate
Commercial real estate (non-owner occupied):
Student Housing	$32,210
Total	$32,210

Age Analysis of Past-Due Loans Receivable

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past-due status as of June 30, 2023 and December 31, 2022:

	June 30, 2023
		31-60	61-90	Greater Than
		Days	Days	90 Days	Total	Total
(In Thousands)	Current	Past Due	Past Due	Past Due	Past Due	Loans
Residential Real Estate	$289,461	$389	$85	$491	$965	$290,426
Commercial Real Estate	187,811	254	—	170	424	188,235
Commercial and Industrial	65,958	187	—	—	187	66,145
Consumer	5,611	8	30	—	38	5,649
Other	14	—	—	—	—	14
	$548,855	$838	$115	$661	$1,614	$550,469

	December 31, 2022
	Loans	Loans				Accruing Loans
(In Thousands)	30-89 Days	90 or more days	Total Past	Current	Total	90 or more
	Past Due	Past Due	Due Loans	Loans	Loans	Days Past Due
Commercial, financial and agricultural	$239	$—	$239	$39,334	$39,573	$—
Tax-exempt	—	—	—	30,679	30,679	—
Commercial real estate:
Commercial mortgages	439	405	844	144,778	145,622	—
Other construction and land development loans	48	—	48	18,601	18,649	—
Secured by farmland	258	—	258	12,862	13,120	—
Consumer real estate:
Home equity loans	132	—	132	13,259	13,391	—
Home equity lines of credit	16	17	33	12,229	12,262	—
1-4 family residential mortgages	1,061	229	1,290	239,889	241,179	—
Construction	—	—	—	7,430	7,430	—
Installment loans to individuals	35	—	35	5,789	5,824	—
Gross loans	$2,228	$651	$2,879	$524,850	$527,729	$—

Nonperforming Loans

The following table presents the amortized cost basis of loans on nonaccrual status and loans past due over 90 days still accruing interest as of June 30, 2023 and nonaccrual status as of December 31, 2022:

	June 30, 2023
	Nonaccrual	Nonaccrual		Loans Past
	with no	with	Total	Due over 90 Days	Total
(In Thousands)	ACL	ACL	Nonaccrual	Still Accruing	Nonperforming
Residential Real Estate	$—	$1,351	$1,351	$—	$1,351
Commercial Real Estate	—	591	591	—	591
Commercial and Industrial	—	—	—	—	—
Consumer and other	—	—	—	—	—
Total	$—	$1,942	$1,942	$—	$1,942

(In Thousands)	December 31, 2022
Commercial, financial and agricultural	$—
Tax-exempt	—
Commercial real estate:
Commercial mortgages	614
Other construction and land development loans	—
Secured by farmland	—
Consumer real estate:
Home equity loans	39
Home equity lines of credit	38
1-4 family residential mortgages	1,154
Construction	—
Installment loans to individuals	4
Total	$1,849

Credit Quality Indicators

The Bank categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Bank analyzes loans individually to classify the loans as to credit risk. This analysis includes non-homogeneous loans, such as commercial real estate, commercial construction, and commercial and industrial loans. This analysis is performed on a quarterly basis. The Bank uses the following definitions for risk ratings:

Pass. Loans which are protected by the current net worth and paying capacity of the obligor or by the value of the underlying collateral.

Special Mention. Loans classified as special mention have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date.

Substandard. Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

Doubtful. Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

Based on the most recent analysis performed, the following table presents the recorded investment in non-homogenous loans by internal risk rating system as of June 30, 2023 and December 31, 2022:

							Revolving	Revolving
	Term Loans Amortized Cost Basis by Origination Period						Loans	Loans
							Amortized	Converted
(In Thousands)	2023	2022	2021	2020	2019	Prior	Cost Basis	To Term	Total
Commercial Real Estate
Risk Rating
Pass	$17,156	$34,620	$26,279	$12,854	$13,777	$77,250	$—	$—	$181,936
Special Mention	—	1,207	970	—	—	462	—	—	2,639
Substandard	—	1,189	—	281	633	1,557	—	—	3,660
Doubtful	—	—	—	—	—	—	—	—	—
Total	$17,156	$37,016	$27,249	$13,135	$14,410	$79,269	$—	$—	$188,235
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial and Industrial
Risk Rating
Pass	$4,367	$15,023	$11,773	$9,375	$1,902	$19,948	$—	$—	$62,388
Special Mention	—	—	54	—	70	144	—	—	268
Substandard	211	2,918	99	19	6	236	—	—	3,489
Doubtful	—	—	—	—	—	—	—	—	—
Total	$4,578	$17,941	$11,926	$9,394	$1,978	$20,328	$—	$—	$66,145
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Total
Risk Rating
Pass	$21,523	$49,643	$38,052	$22,229	$15,679	$97,198	$—	$—	$244,324
Special Mention	—	1,207	1,024	—	70	606	—	—	2,907
Substandard	211	4,107	99	300	639	1,793	—	—	7,149
Doubtful	—	—	—	—	—	—	—	—	—
	$21,734	$54,957	$39,175	$22,529	$16,388	$99,597	$—	$—	$254,380

	December 31, 2022
	Commercial,
	Financial &		Commercial
(In Thousands)	Agricultural	Tax-exempt	Real Estate	Total
Pass	$38,827	$30,593	$171,806	$241,226
Special Mention	434	86	2,681	3,201
Substandard	312	—	2,904	3,216
Doubtful	—	—	—	—
Total	$39,573	$30,679	$177,391	$247,643

The Bank monitors the credit risk profile by payment activity for residential real estate, consumer, and other loan classes. Loans past due 90 days or more and loans on nonaccrual status are considered nonperforming. Nonperforming loans are reviewed quarterly. The following table presents the amortized cost in residential, consumer, and other loans based on payment activity for the quarters ended June 30, 2023 and December 31, 2022:

							Revolving	Revolving
	Term Loans Amortized Cost Basis by Origination Period						Loans	Loans
		December 31,					Amortized	Converted
(In Thousands)	June 30, 2023	2022	2021	2020	2019	Prior	Cost Basis	To Term	Total
Residential Real Estate
Payment Performance
Performing	$24,986	$76,464	$60,121	$27,096	$15,693	$83,973	$—	$—	$288,333
Nonperforming	—	—	312	—	197	1,584	—	—	2,093
Total	$24,986	$76,464	$60,433	$27,096	$15,890	$85,557	$—	$—	$290,426

Consumer and Other
Payment Performance
Performing	$1,328	$2,009	$1,107	$473	$140	$603	$—	$—	$5,660
Nonperforming	—	—	3	—	—	—	—	—	3
Total	$1,328	$2,009	$1,110	$473	$140	$603	$—	$—	$5,663
Total
Payment Performance
Performing	$26,314	$78,473	$61,228	$27,569	$15,833	$84,576	$—	$—	$293,993
Nonperforming	—	—	315	—	197	1,584	—	—	2,096
Total	$26,314	$78,473	$61,543	$27,569	$16,030	$86,160	$—	$—	$296,089

	December 31, 2022
(In Thousands)	Performing	Nonperforming	Total

Consumer real estate:
Home equity loans	$13,352	$39	$13,391
Home equity lines of credit	12,224	38	12,262
1-4 family residential mortgages	240,025	1,154	241,179
Construction	7,430	—	7,430
Installment loans to individuals	5,820	4	5,824
	$278,851	$1,235	$280,086

Modifications to Borrowers Experiencing Financial Difficulty

Occasionally, the Bank modifies loans to borrowers in financial distress by providing term extension, other-than-significant payment delay or interest rate reduction. In some cases, the Bank provides multiple types of concessions on one loan. Typically, one type of concession, such as an interest rate reduction, is granted initially. If the borrower continues to experience financial difficulty, another concession, such as term extension, may be granted.

For the six months ended June 30, 2023, the Bank did not grant a loan modification. Loan modifications considered troubled debt restructurings completed during the three and six months ended June 30, 2022 were as follows:

(In Thousands)	For the Three Months Ending June 30, 2022
	Commercial, Financial &	Commercial	Consumer	Installment
	Agricultural,	Real	Real	Loans
	Tax-exempt	Estate	Estate	Individuals	Total
Number of contracts:
Interest modification	—	—	—	—	—
Term modification	—	—	—	—	—

Pre-modification outstanding recorded investment	$—	$—	$—	$—	$—

Post-modification outstanding recorded investment	$—	$—	$—	$—	$—

(In Thousands)	For the Six Months Ending June 30, 2022
	Commercial, Financial & Agricultural, Tax-exempt	Commercial Real Estate	Consumer Real Estate	Installment Loans Individuals	Total
Number of contracts:
Interest modification	—	—	—	—	—
Term modification	—	1	—	—	1

Pre-modification outstanding recorded investment	$—	$298	$—	$—	$298

Post-modification outstanding recorded investment	$—	$271	$—	$—	$271

During 2023 and 2022, no borrowers defaulted on their obligations pursuant to the modified loans.

As of June 30, 2023 and December 31, 2022, the Bank has not initiated formal proceedings on any loans that have not been transferred into foreclosed assets.

Concentrations of Credit Risk

Most of the Corporation’s lending activity occurs within the Bank’s primary market area which encompasses Columbia, Montour and Eastern Northumberland counties in Northcentral Pennsylvania. The majority of the Corporation’s loan portfolio consists of commercial and consumer real estate loans. As of June 30, 2023 and December 31, 2022, there were no concentrations of loans related to any single industry in excess of 10% of total loans.

4. DEPOSITS

Major classifications of deposits at June 30, 2023 and December 31, 2022 consisted of:

(In Thousands)	2023	2022

Demand deposits	$175,521	$181,845
Interest-bearing demand deposits	152,358	152,656
Savings	202,173	223,312
Time deposits	128,431	124,512
Total deposits	$658,483	$682,325

Time deposits of $250,000 or more amounted to $17,470,000 and $15,951,000 as of June 30, 2023 and December 31, 2022, respectively.

5. SHORT-TERM BORROWINGS

Securities sold under agreements to repurchase and Federal Home Loan Bank (“FHLB”) advances generally represented overnight or less than 30-day borrowings. Under terms of a blanket FHLB agreement, the loans were secured by certain qualifying assets of the Bank which consisted principally of first mortgage loans. The Bank has lines of credit with the Federal Reserve Bank Discount Window, FHLB – Pittsburgh, and Atlantic Community Bankers Bank in the aggregate amount of $275,046,000 at June 30, 2023. The unused portion of these lines of credit was $241,024,000 at June 30, 2023. Short-term borrowings consisted of the following at June 30, 2023 and December 31, 2022:

	June 30, 2023
		Weighted	Maximum
(In Thousands)	Ending	Average	Month End	Average
	Balance	Balance	Balance	Rate

Securities sold under agreements to repurchase	$173,022	$175,679	$182,818	4.20%
Other short-term borrowings	9,000	8,608	25,050	5.21%
Total	$182,022	$184,287	$207,868	4.24%

	December 31, 2022
		Weighted	Maximum
(In Thousands)	Ending	Average	Month End	Average
	Balance	Balance	Balance	Rate
Securities sold under agreements to repurchase	$171,741	$149,247	$174,146	1.52%
Other short-term borrowings	—	489	1,000	4.44%
Total	$171,741	$149,736	$175,146	1.53%

Securities sold under agreements to repurchase. We utilize securities sold under agreements to repurchase to facilitate the needs of our customers and to facilitate secured short-term funding needs. Securities sold under agreements to repurchase are stated at the amount of cash received in connection with the transaction. We monitor collateral levels on a continuous basis. We may be required to provide additional collateral based on the fair value of the underlying securities. Securities pledged as collateral under repurchase agreements are maintained with our safekeeping agents.

The remaining contractual maturity of repurchase agreements in the consolidated balance sheet as of June 30, 2023 and December 31, 2022 is presented in the following tables:

	Remaining Contractual Maturity of the Agreements
(In Thousands)	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
June 30, 2023
Securities sold under agreements to repurchase:
Obligation of U.S. Government Corporations and Agencies:
Mortgage-backed	$98,716	$—	$—	$—	$98,716
Other	70,135	1,286	1,069	1,816	74,306
Total borrowings	$168,851	$1,286	$1,069	$1,816	$173,022
Gross amount of recognized liabilities for repurchase agreements					$173,022
Amounts related to agreements not included in offsetting disclosure above					$—

	Remaining Contractual Maturity of the Agreements
(In Thousands)	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
December 31, 2022
Securities sold under agreements to repurchase:
Obligation of U.S. Government Corporations and Agencies:
Mortgage-backed	$104,671	$—	$—	$—	$104,671
Other	62,941	1,269	1,055	1,805	67,070
Total borrowings	$167,612	$1,269	$1,055	$1,805	$171,741
Gross amount of recognized liabilities for repurchase agreements					$171,741
Amounts related to agreements not included in offsetting disclosure above					$—

6. LONG-TERM BORROWINGS

Long-term borrowings consist of advances due to the FHLB - Pittsburgh. Under terms of a blanket agreement, the loans were secured by certain qualifying assets of the Bank which consisted principally of first mortgage loans. The carrying value of these collateralized items was $265,046,000 at June 30, 2023. The Bank has lines of credit with the Federal Reserve Bank Discount Window, FHLB – Pittsburgh, and Atlantic Community Bankers Bank in the aggregate amount of $275,046,000 at June 30, 2023. The unused portion of these lines of credit was $241,024,000 at June 30, 2023. Long-term FHLB borrowings consisted of the following at June 30, 2023 and December 31, 2022:

(In Thousands)	2023	2022
Loan dated June 25, 1998 in the original amount of $72,000 for a 30-year term requiring monthly payments of $425 including interest at 5.86%.	$23	$24
Loan dated May 12, 2023 in the original amount of $5,000,000 for an 18 month. At June 30, 2023, the interest rate was 4.698%. Loan matures November 12, 2024.	5,000	—
Loan dated May 12, 2023 in the original amount of $5,000,000 for a 2 year term. At June 30, 2023, the interest rate was 4.398%. Loan matures May 12, 2025.	5,000	—
Loan dated May 12, 2023 in the original amount of $5,000,000 for a 3 year term. At June 30, 2023, the interest rate was 4.076%. Loan matures May 12, 2026.	5,000	—
Loan dated May 12, 2023 in the original amount of $5,000,000 for a 4 year term. At June 30, 2023, the interest rate was 3.932%. Loan matures May 12, 2027.	5,000	—
Loan dated May 12, 2023 in the original amount of $5,000,000 for a 5 year term. At June 30, 2023, the interest rate was 3.833%. Loan matures May 12, 2028.	5,000	—
Total	$25,023	$24

The following is a schedule reflecting remaining maturities of long-term debt at June 30, 2023:

(In Thousands)		Weighted Average Rate
2023	5	5.86%
2024	5,004	4.70%
2025	5,004	4.40%
2026	5,004	4.08%
2027	5,004	3.93%
Thereafter	5,002	3.83%
Total	$25,023

7. FAIR VALUE MEASUREMENTS

The Corporation establishes a hierarchal disclosure framework associated with the level of pricing observability utilized in measuring assets and liabilities at fair value. The standard describes three levels of inputs that may be used to measure fair values:

Level I:	Quoted prices are available in active markets for identical assets or liabilities as of the reported date.

Level II:	Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reported date. The nature of these assets and liabilities include items for which quoted prices are available but traded less frequently, and items that are fair valued using other financial instruments of which can be directly observed.

Level III:	Assets and liabilities that have little to no pricing observability as of the reported date. These items do not have two-way markets and are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgement or estimation.

This hierarchy requires the use of observable market data available.

The following table presents the assets reported on the consolidated balance sheet at their fair value on a recurring basis as of June 30, 2023 and December 31, 2022, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	June 30, 2023
(In Thousands)	Level I	Level II	Level III	Total
Obligation of US Government Corporations and Agencies
Mortgage-backed	$—	$118,753	$—	$118,753
Other	—	202,551	—	202,551
Obligations of state and political subdivisions	—	14,948	—	14,948
Investment equity securities	929	—	—	929
	$929	$336,252	$—	$337,181

	December 31, 2022
(In Thousands)	Level I	Level II	Level III	Total
Obligation of US Government Corporations and Agencies
Mortgage-backed	$—	$126,065	$—	$126,065
Other	—	200,923	—	200,923
Obligations of state and political subdivisions	—	14,063	—	14,063
Investment equity securities	1,077	—	—	1,077
	$1,077	$341,051	$—	$342,128

The fair values of equity securities classified as Level I are derived from quoted market prices in active markets; these assets consist entirely of stocks held in other banks. The fair values of all debt securities classified as Level II are obtained from nationally-recognized third-party pricing agencies. The fair values are derived primarily from cash flow models, which include assumptions for interest rates, credit losses, and prepayment speeds. The significant inputs utilized in the cash flow models are based on market data obtained from sources independent of the Corporation (observable inputs), and are therefore classified as Level II within the fair value hierarchy.

The following table presents the assets measured on a nonrecurring basis on the Consolidated Balance Sheets at their fair value as of June 30, 2023, by level within the fair value hierarchy. There were no assets measured on a non-recurring basis as of December 31, 2022. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

		June 30, 2023
(In Thousands)	Level I	Level II	Level III	Total

Assets Measured on a Non-recurring Basis:
Collateral dependent loans	$—	$—	$27,252	$27,252

All collateral dependent loans have a fair value based upon the fair value of the underlying collateral.

8. FAIR VALUES OF FINANCIAL INSTRUMENTS

At June 30, 2023 and December 31, 2022, the carrying values and fair values of financial instruments that are not required to be measured at fair value are presented in the table below:

	2023
(In Thousands)	Carrying
	Amount	Fair Value	Level I	Level II	Level III
Financial Assets:
Loans held for sale	$402	$402	$402	$—	$—
Loans, net	544,191	493,690	—	—	493,690
Mortgage servicing rights	1,211	1,636	—	—	1,636

Financial Liabilities:
Interest- bearing deposits	$482,962	$484,354	$354,532	$—	$129,822
Long-term borrowings	25,023	24,651	—	—	24,651

	2022
(In Thousands)	Carrying Amount	Fair Value	Level I	Level II	Level III
Financial Assets:
Loans held for sale	$4,568	$4,568	$4,568	$—	$—
Loans, net	520,450	466,776	—	—	466,776
Mortgage servicing rights	1,290	1,678	—	—	1,678

Financial Liabilities:
Interest- bearing deposits	$500,480	$499,211	$375,968	$—	$123,243
Long-term borrowings	24	24	—	—	24

Financial instruments are defined as cash, evidence of ownership interest in an entity, or a contract that creates an obligation or right to receive or deliver cash or another financial instrument from/to a second entity on potentially favorable or unfavorable terms. The carrying value is a reasonable estimate of the true fair value for cash and cash equivalents, restricted securities, cash surrender value of bank owned life insurance, accrued interest receivable, noninterest bearing deposits, short-term borrowings, and accrued interest payable.

Fair value is defined as a financial instrument which could be exchanged in a current transaction between willing parties other than in a forced or liquidation sale. If a quoted market price is available for a financial instrument, the estimated fair value would be calculated based upon the market price per trading unit of the instrument, but focuses on the exit price of the asset and liability.

If no readily available market exists, the fair value estimates for financial instruments should be based upon management’s judgment regarding current economic conditions, interest rate risk, expected cash flows, future estimate losses, and other factors as determined through various option pricing formulas. As many of these assumptions result from judgments made by management based upon estimates that are inherently uncertain, the resulting estimated fair values may not be indicative of the amount realizable in the sale of a particular financial instrument. In addition, changes in assumptions on which the estimate fair values are based may have a significant impact on the resulting estimated fair values.

As certain assets, such as deferred tax assets and premises and equipment, are not considered financial instruments, the estimated fair value of financial instruments would not represent the full value of the Corporation.

9. REVENUE RECOGNITION

Management determined that the primary sources of revenue associated with financial instruments, including interest income on loans and investments, along with certain noninterest revenue sources including investment security gains, loan servicing charges, gains on the sale of loans, and earnings on bank owned life insurance are not within the scope of Topic 606.  As a result, no changes were made during the period related to these sources of revenue, which cumulatively comprise 84.7% of the total revenue of the Corporation for the six months ended June 30, 2023.

Noninterest income within the scope of Topic 606 are as follows:

●	Trust and Brokerage fees – Trust and investment advisory income is primarily comprised of fees earned from the management and administration of trusts and customer investment portfolios. The Corporation’s performance obligation is generally satisfied over a period of time and the resulting fees are billed monthly or quarterly, based upon the month end market value of the assets under management. Payment is generally received after month end through a direct charge to customers’ accounts. Other performance obligations (such as delivery of account statements to customers) are generally considered immaterial to the overall transactions price. Commissions on transactions are recognized on a trade-date basis as the performance obligation is satisfied at the point in time in which the trade is processed.

●	Service charges and fees – The Corporation has contracts with its deposit account customers where fees are charged if certain parameters are not met. These agreements can be cancelled at any time by either the Corporation or the deposit customer. Revenue from these transactions is recognized on a monthly basis as the Corporation has an unconditional right to the fee consideration. The Corporation also has transaction fees related to specific transactions or activities resulting from a customer request or activity that include overdraft fees, online banking fees, interchange fees, ATM fees and other transaction fees. All these fees are attributed to specific performance obligations of the Corporation where revenue is recognized at a defined point in time upon the completion of the requested service/transaction.

●	Interchange fees - The Corporation issues debit cards to consumer and business customers with checking deposit accounts. Debit card and ATM transactions are processed via electronic systems that involve several parties. The Corporation’s debit card and ATM transaction processing is executed via contractual arrangements with payment processing networks, a processor and a settlement bank. As described above, all deposit liabilities are considered to have one-day terms and therefore interchange revenue from customers’ use of their debit cards to initiate transactions are recognized in income at the time when the services are provided and related fees received in the Corporation’s deposit account with the settlement bank. Incremental costs associated with ATM and interchange processing are recognized as expense when incurred within noninterest expense in the consolidated statements of income.

●	Other noninterest income – Other noninterest income consists of other recurring revenue streams such as safe deposit box rental fees, gain (loss) on sale of other real estate owned and other miscellaneous revenue streams. Safe deposit box rental fees are charged to the customer on an annual basis and recognized when billed. However, if the safe deposit box rental fee is prepaid (i.e. paid prior to issuance of annual bill), the revenue is recognized upon receipt of payment. The Corporation has determined that since rentals and renewals occur consistently over time, revenue is recognized on a basis consistent with the duration of the performance obligation. Gains and losses on the sale of other real estate owned are recognized at the completion of the property sale when the buyer obtains control of the real estate and all the performance obligations of the Corporation have been satisfied.

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the six months ended June 30, 2023 and 2022:

(In Thousands)	For the Six Months Ended June 30,
Non-interest Income	2023	2022
In-Scope of Topic 606:
Trust and Brokerage Services	$697	$709
Service Charges and Fees	1,039	1,004
Interchange Fees	866	857
Other	295	232
Non-interest Income (in-scope of Topic 606)	2,897	2,802
Non-interest Income (out-of-scope of Topic 606)	435	763
Total Non-interest Income	$3,332	$3,565

10. PROPOSED ACQUISITION OF MUNCY BANK FINANCIAL INC.

On April 18, 2023, CCFNB Bancorp, Inc. and Muncy Bank Financial, Inc. (“Muncy”) jointly announced the signing of Agreement and Plan of Merger (the “Merger Agreement”) to combine the two companies in a strategic merger of equals. The Merger Agreement has been unanimously approved by the board of directors of both parties and provides that, upon the terms and subject to the conditions set forth therein, Muncy will merge with and into CCFNB Bancorp, Inc. (the “Merger”), with CCFNB Bancorp, Inc. as the surviving corporation. Following the consummation of the Merger, The Muncy Bank and Trust Company, a Pennsylvania bank and trust company and a wholly owned subsidiary of Muncy (“Muncy Bank”), will merge with and into First Columbia Bank & Trust Co., a Pennsylvania bank and trust company and a wholly owned subsidiary of CCFNB Bancorp, Inc. (“First Columbia Bank”), with First Columbia Bank as the surviving bank (the “Bank Merger”).

Upon the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger, Muncy shareholders will be entitled to receive 0.9259 shares of CCFNB Bancorp, Inc. common stock for each share of Muncy common stock owned. Fractional shares will be exchanged for cash.

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT

Certain statements in this section and elsewhere in this Quarterly Report on Form 10-Q, other periodic reports filed by us under the Securities Exchange Act of 1934, as amended, and any other written or oral statements made by or on behalf of us may include “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 which reflect our current views with respect to future events and financial performance. Such forward looking statements are based on general assumptions and are subject to various risks, uncertainties, and other factors that may cause actual results to differ materially from the views, beliefs and projections expressed in such statements. These risks, uncertainties and other factors include, but are not limited to:

●	Our business and financial results are affected by business and economic conditions, both generally and specifically in the mostly North Central Pennsylvania market in which we operate.

●	Changes in interest rates and valuations in the debt, equity and other financial markets.

●	Disruptions in the liquidity and other functioning of financial markets, including such disruptions in the market for real estate and other assets commonly securing financial products.

●	Actions by the Federal Reserve Board and other government agencies, including those that impact money supply and market interest rates.

●	Changes in our customers’ and suppliers’ performance in general and their creditworthiness in particular.

●	Changes in customer preferences and behavior, whether as a result of changing business and economic conditions or other factors.

●	Changes resulting from the enacted Dodd-Frank Wall Street Reform and Consumer Protection Act.

●	A continuation of recent turbulence in significant segments of the United States and global financial markets, particularly if it worsens, could impact our performance, both directly by affecting our revenues and the value of our assets and liabilities and indirectly by affecting our customers and suppliers and the economy generally.

●	Our business and financial performance could be impacted as the financial industry restructures in the current environment by changes in the competitive landscape.

●	Given current economic and financial market conditions, our forward-looking statements are subject to the risk that these conditions will be substantially different than we are currently expecting. These statements are based on our current expectations that interest rates will remain high throughout the remainder of 2023 and into 2024.

●	Legal and regulatory developments could have an impact on our ability to operate our businesses or our financial condition or results of operations or our competitive position or reputation. Reputational impacts, in turn, could affect matters such as business generation and retention, our ability to attract and retain management, liquidity and funding. These legal and regulatory developments could include: (a) the unfavorable resolution of legal proceedings or regulatory and other governmental inquiries; (b) increased litigation risk from recent regulatory and other governmental developments; (c) the results of the regulatory examination process, and regulators’ future use of supervisory and enforcement tools; (d) legislative and regulatory reforms, including changes to laws and regulations involving tax, pension, education and mortgage lending, the protection of confidential customer information, and other aspects of the financial institution industry; and (e) changes in accounting policies and principles.

●	Our business and operating results are affected by our ability to identify and effectively manage risks inherent in our businesses, including, where appropriate, through the effective use of third-party insurance and capital management techniques.

●	Our ability to anticipate and respond to technological changes can have an impact on our ability to respond to customer needs and to meet competitive demands.

●	Our ability to implement our business initiatives and strategies could affect our financial performance over the next several years.

●	Competition can have an impact on customer acquisition, growth and retention, as well as on our credit spreads and product pricing, which can affect market share, deposits and revenues.

●	Our business and operating results can also be affected by widespread natural disasters, terrorist activities or international hostilities, either as a result of the impact on the economy and capital and other financial markets generally or on us or on our customers and suppliers.

●	Exploration and drilling of the Marcellus Shale natural gas reserves in our market area may be affected by federal, state and local laws and regulations such as restrictions on production, permitting, changes in taxes and environmental protection, which could negatively impact our customers and, as a result, negatively impact our deposit volume and loan quality.

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

FINANCIAL CONDITION

Total assets at June 30, 2023, were $960.1 million, an increase of $16.1 million, or 1.7 percent from $944.0 million at December 31, 2022. The increase in total assets was primarily due to the net increase in gross loans receivable of $22.7 million netted against a decrease of $4.8 million in debt securities available for sale. Investments in limited partnerships increased $1.7 million as CCFNB continued funding a new project. On the liability side, deposit balances decreased by $23.8 million. Other short term borrowings increased $10.3 million since December 31, 2022. Long term borrowings increased $25.0 million since December 31, 2022 to fund the loan growth and offset deposit losses.

Total average assets increased 0.95 percent from $945.9 million at June 30, 2022 to $954.9 million at June 30, 2023. Average earning assets were $891.2 million in 2023 and $883.1 million in 2022. Average interest-bearing liabilities were $684.4 million in 2023 and $659.3 million in 2022.

Cash and cash equivalents decreased $289 thousand or 2.2 percent from $13.1 million at December 31, 2022 to $12.8 million at June 30, 2023. The decrease is primarily due to the loan growth.

Gross loans not held for sale increased 4.3 percent to $550.5 million at June 30, 2023 from $527.7 million at December 31, 2022.

Interest bearing deposits decreased 3.5 percent to $483.0 million at June 30, 2023 from $500.5 million at December 31, 2022. Noninterest-bearing deposits decreased 3.5 percent from $181.8 million in 2022 to $175.5 million in 2023.

Total stockholder’s equity increased by $4.4 million, or 5.15 percent, from $85.9 million at December 31, 2022, to $90.4 million at June 30, 2023. The increase is primarily attributable to the decrease in accumulated other comprehensive loss due to increased fair values in the available for sale investment securities. Accumulated other comprehensive loss amounted to $25.2 million as of June 30, 2023 and $27.4 million as of December 31, 2022.

The loan-to-deposit ratio is a key measurement of liquidity. Our average loan-to-deposit ratio increased from 70.3 percent as of December 31, 2022 to 81.0 percent at June 30, 2023.

It is our opinion that the asset/liability mix and the interest rate risk associated with the balance sheet are within manageable parameters. Constant monitoring using asset/liability reports and interest rate risk scenarios are in place along with quarterly asset/liability management meetings on the committee level by the Bank’s Board of Directors. Additionally, the Bank’s Asset/Liability Committee meets quarterly with an investment consultant and works with independent third parties regularly to review key assumptions and other metrics used in the modeling software.

Investment Securities

Debt Securities – Available-for-Sale

Debt securities available-for-sale decreased by $4.8 million or 1.4 percent to $336.3 million at June 30, 2023 from $341.1 million at December 31, 2022. The decrease is due to the reduction of the debt security portfolio market value due to interest rates in the amount of $2.8 million, as well as, MBS principal payment reductions. The Corporation did not consider the decline in debt securities market values to be other-than-temporarily impaired since it had both the intent and ability to hold the securities until a recovery, which may be maturity.

Equity Securities

At June 30, 2023 and December 31, 2022, the Corporation had $929 thousand and $1.1 million in equity securities recorded at fair value, respectively. The following is a summary of unrealized and realized gains and losses recognized in net income on equity securities during the three and six months ended June 30, 2023 and 2022:

	For the Three Months Ending June 30,		For the Six Months Ending June 30,
(In Thousands)	2023	2022	2023	2022

Net losses recognized in equity securities during the quarter	$(66)	$(40)	$(147)	$(43)

Less: Net gains (losses) realized on the sale of equity securities during the quarter	—	—	—	—

Unrealized losses recognized in equity securities held at reporting date	$(66)	$(40)	$(147)	$(43)

See Note 2 within CCFNB’s Notes to the Consolidated Financial Statements (Unaudited) which are included in this Quarterly Report on Form 10Q for more information regarding Corporation’s investment portfolio as of June 30, 2023.

Loans

Gross loans receivable increased 4.3 percent from $527.7 million at December 31, 2022 to $550.5 million at June 30, 2023. The percentage distribution in the loan portfolio as shown in the tables below:

(In Thousands)	June 30, 2023
	Amount	%
Commercial and industrial	$66,145	12.0%
Commercial real estate:
Commercial mortgages	156,025	28.3%
Student housing	32,210	5.9%
Residential real estate:
Rental 1-4 family	54,117	9.8%
1-4 family residential mortgages	236,309	42.9%
Consumer and other	5,663	1.0%
Gross loans	$550,469	100%

(In Thousands)	December 31, 2022
	Amount	%
Commercial, financial and agricultural	$39,573	7.5%
Tax-exempt	30,679	5.8%
Commercial real estate:
Commercial mortgages	145,622	27.6%
Other construction and land development loans	18,649	3.5%
Secured by farmland	13,120	2.5%
Consumer real estate:
Home equity loans	13,391	2.5%
Home equity lines of credit	12,262	2.3%
1-4 family residential mortgages	241,179	45.7%
Construction	7,430	1.4%
Installment loans to individuals	5,824	1.1%
Gross loans	$527,729	100.0%

See Note 3 within the Corporation’s Notes to the Consolidated Financial Statements (Unaudited) which are included in this Quarterly Report on Form 10Q for more information regarding the Corporation’s loan portfolio as of June 30, 2023.

Allowance for Credit Losses

The allowance for credit losses was $6.3 million at June 30, 2023, compared to $7.3 million at December 31, 2022. This allowance equaled 1.14 percent and 1.37 percent of total loans, net of unearned income, at the period end June 30, 2023 and December 31, 2022, respectively. The allowance for credit losses was analyzed quarterly and reviewed by the CCFNB’s Board of Directors. No concentration or apparent deterioration in classes of loans or pledged collateral was evident. Regular loan meetings with the CCFNB’s Board of Directors reviewed new loans. Delinquent loans, loan exceptions and certain large loans are addressed by the full Board no less than monthly to determine compliance with policies.

See Note 1 and 3 within the Corporation’s Notes to the Consolidated Financial Statements (Unaudited) which are included in this Quarterly Report on Form 10Q for more information regarding the Corporation’s allowance for credit losses as of June 30, 2023.

Deposits

Total average deposits decreased by 5.4 percent from $708.0 million at June 30, 2022 to $669.5 million at June 30, 2023. Average savings deposits decreased 3.3 percent to $165.0 million in 2023 from $170.6 million in 2022. Average time deposits decreased 8.5 percent from $139.1 million in 2022 to $127.3 million in 2023. Average non-interest bearing demand deposits decreased 4.1 percent to $176.4 million in 2023 from $184.0 million in 2022. Average interest bearing NOW accounts decreased 5.2 percent from $160.9 million in 2022 to $152.5 million in 2023.

The average balance and average rate paid on deposits are summarized as follows:

	June 30, 2023		June 30, 2022
		Average		Average	Change
(In Thousands)	Balance	Rate	Balance	Rate	Amount	%

Non-interest bearing	$176,350	—%	$183,954	—%	$(7,604)	(4.1)%
Savings	165,022	0.03	170,643	0.03	(5,621)	(3.3)
Now deposits	152,544	0.04	160,867	0.04	(8,323)	(5.2)
Money market deposits	48,294	1.25	53,426	0.53	(5,132)	(9.6)
Time deposits	127,288	1.41	139,142	1.03	(11,854)	(8.5)
Total deposits	$669,498	0.37%	$708,032	0.26%	$(38,534)	(5.4)%

See Note 4 within the Corporation’s Notes to the Consolidated Financial Statements (Unaudited) which are included in this Quarterly Report on Form 10Q for more information regarding the Corporation’s deposits as of June 30, 2023.

Short-Term Borrowings

The average balance of short-term borrowings, including securities sold under agreements to repurchase and day-to-day FHLB - Pittsburgh borrowings increased $49.1 million or 36.3 percent from $135.2 million in 2022 to $184.3 million in 2023. Average short-term borrowings amounted to 26.9 percent of total interest-bearing liabilities as of June 30, 2023 as compared to 20.5 percent in 2022. Short-term borrowings consist primarily of securities sold under agreements to repurchase and periodic overnight or less than 30-day Federal Home Loan Bank advances.

See Note 5 within the Corporation’s Notes to the Consolidated Financial Statements (Unaudited) which are included in this Quarterly Report on Form 10Q for more information regarding the Corporation’s short-term borrowings as of June 30, 2023.

Long-Term Borrowings

Long-term borrowings consist of advances due to the FHLB - Pittsburgh. Under terms of a blanket agreement, the loans were secured by certain qualifying assets of the Bank which consisted principally of first mortgage loans. The carrying value of these collateralized items was $265,046,000 at June 30, 2023. The Bank has lines of credit with the Federal Reserve Bank Discount Window, FHLB – Pittsburgh, and Atlantic Community Bankers Bank in the aggregate amount of $275,046,000 at June 30, 2023. The unused portion of these lines of credit was $241,024,000 at June 30, 2023.

See Note 6 within the Corporation’s Notes to the Consolidated Financial Statements (Unaudited) which are included in this Quarterly Report on Form 10Q for more information regarding the Corporation’s long-term borrowings as of June 30, 2023.

Capital Resources

Capital continues to be a strength for the Corporation and the Bank. Capital is critical as it must provide growth, payment to shareholders, and absorption of unforeseen losses. The federal regulators provide standards that must be met. As of June 30, 2023, the Corporation was categorized as well-capitalized under the regulatory framework for prompt corrective action. Quantitative measures established by regulatory capital standards to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier I Capital (as defined in the regulations) to risk-weighted assets (as defined), Common Equity Tier I Capital (as defined) to risk-weighted assets (as defined), and of Tier I Capital (as defined) to average assets (as defined). Management believes, as of June 30, 2023 and December 31, 2022, that the Corporation and the Bank met all capital adequacy requirements to which they are subject.

The following table reflects CCFNB’s actual consolidated capital amounts and ratios at June 30, 2023 and December 31, 2022:

(In Thousands)	June 30, 2023		December 31, 2022
	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-weighted Assets)
Actual	$111,814	20.5%	$112,969	21.0%
For Capital Adequacy Purposes	43,736	8.0	42,956	8.0
To Be Well-Capitalized	54,670	10.0	53,695	10.0

Tier I Capital (to Risk-weighted Assets)
Actual	$105,521	19.3%	$106,249	19.8%
For Capital Adequacy Purposes	32,802	6.0	32,217	6.0
To Be Well-Capitalized	43,736	8.0	42,956	8.0

Tier I Capital (to Average Assets)
Actual	$105,521	10.8%	$106,249	11.0%
For Capital Adequacy Purposes	38,974	4.0	38,576	4.0
To Be Well-Capitalized	48,717	5.0	48,220	5.0

Common Equity Tier I Capital (to Risk-weighted Assets)
Actual	$105,521	19.3%	$106,249	19.8%
For Capital Adequacy Purposes	24,602	4.5	24,163	4.5
To Be Well-Capitalized	35,536	6.5	34,902	6.5

The Corporation’s capital ratios are not materially different from those of the Bank.

RESULTS OF OPERATIONS

Net Interest Income

Comparison of Three Months Ended June 30, 2023 and 2022

Tax-equivalent net interest income, as reflected in the following tables, decreased $567 thousand to $5.0 million at June 30, 2023 when compared to the same 2022 time period. Reported tax-equivalent interest income increased $1.9 million to $8.1 million for the three months-ended June 30, 2023 when compared to the same 2022 time period. The increase to interest income was rate driven as maturing investment securities repriced to market rates and new purchases, as well as, adjusting rates on existing loans and new growth throughout the past year. Investment security tax-equivalent interest income for the three months-ended June 30, 2023 increased $341 thousand when compared to 2022 results. Average balances of investment securities decreased $18.1 million as the portfolio was marked to fair value and offset new purchases. In addition, the average rate earned on investment securities increased 46 basis points to 1.69% as of June 30, 2023. Loan interest income for the three months-ended June 30, 2023 increased $1.6 million when compared to 2022 results. The average balance of loans increased $68.5 million, or 14.3%, when compared to 2022 balances. In addition, the average loan rate for the three months-ended June 30, 2023 increased 65 bps when compared to 2022. Reported interest expense increased $2.5 million to $3.1 million for the three months-ended June 30, 2023 when compared to the same 2022 time period. The increase was primarily rate driven as maturing time deposits re-priced during the year increasing the average rate paid on interest-bearing deposits to 0.65 percent for the three months-ended June 30, 2023 from 0.32 percent at June 30, 2022. In addition, the average rate paid on borrowings increased to 4.53 percent for the three months-ended June 30, 2023 from 0.52 percent at June 30, 2022. Over the same time period, the average balance of borrowings increased $71.1 million to $200.9 million at June 30, 2023 from $129.8 million at June 30, 2022. Net interest margin decreased to 2.25 percent at June 30, 2023 from 2.55 percent at June 30, 2022 as the average rate on interest-bearing liabilities increased from 0.36% as of June 30, 2022 to 1.79% as of June 30, 2023.

The following Average Balance Sheet and Rate Analysis tables presents the average assets, actual income or expense and the average yield on assets, liabilities and stockholders’ equity for the three months ended June 30, 2023 and 2022.

AVERAGE BALANCE SHEET AND RATE ANALYSIS
THREE MONTHS ENDED JUNE 30,

(In Thousands)	2023			2022
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS:	(1)			(1)
Tax-exempt loans	$30,326	$272	3.60%	$22,157	$177	3.20%
All other loans	515,799	6,298	4.90%	455,513	4,806	4.23%
Total loans (2)(3)(4)	546,125	6,570	4.83%	477,670	4,983	4.18%

Taxable securities	330,581	1,291	1.56%	358,948	1,084	1.21%
Tax-exempt securitites (3)	14,991	170	4.54%	4,714	36	3.05%
Total securities	345,572	1,461	1.69%	363,662	1,120	1.23%

Federal funds sold	6	—	0.00%	3,471	5	0.58%
Interest-bearing deposits	1,606	25	6.24%	31,968	55	0.69%

Total interest-earning assets	893,309	8,056	3.62%	876,771	6,163	2.82%

Other assets	64,304			64,666

TOTAL ASSETS	$957,613			$941,437

LIABILITIES:
Savings	$160,855	11	0.03%	$173,659	13	0.03%
Now deposits	149,762	15	0.04%	160,856	16	0.04%
Money market deposits	45,709	153	1.34%	53,474	43	0.32%
Time deposits	127,961	601	1.88%	138,934	350	1.01%
Total deposits	484,287	780	0.65%	526,923	422	0.32%

Short-term borrowings	187,128	2,125	4.55%	129,749	169	0.52%
Long-term borrowings	13,759	146	4.26%	27	—	0.00%
Total borrowings	200,887	2,271	4.53%	129,776	169	0.52%

Total interest-bearing liabilities	685,174	3,051	1.79%	656,699	591	0.36%

Demand deposits	176,297			185,337
Other liabilities	4,473			8,298
Stockholders’ equity	91,669			91,103
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$957,613			$941,437
Interest rate spread (6)			1.83%			2.46%
Net interest income/margin (5)		$5,005	2.25%		$5,572	2.55%

(1)	Average volume information was compared using daily (or monthly) averages for interest-earning and bearing accounts.
Certain balance sheet items utilized quarter-end balances for averages.
(2)	Interest on loans includes fee income.
(3)	Tax exempt interest revenue is shown on a tax-equivalent basis using a statutory federal income tax rate of 21 percent for 2023 and 2022.
(4)	Nonaccrual loans have been included with loans for the purpose of analyzing net interest earnings.
(5)	Net interest margin is computed by dividing annualized net interest income by total interest earning assets.
(6)	Interest rate spread represents the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.

Comparison of Six Months Ended June 30, 2023 and 2022

Tax-equivalent net interest income, as reflected in the following tables, decreased $721 thousand to $10.3 million at June 30, 2023 when compared to the same 2022 time period. Reported tax-equivalent interest income increased $3.7 million to $15.8 million for the six months-ended June 30, 2023 when compared to the same 2022 time period. The increase to interest income was rate and volume driven as maturing and called investment securities repriced to market rates, as well as, new growth and adjusting rates on existing loans throughout the past year. Investment security tax-equivalent interest income for the six months-ended June 30, 2023 increased $879 thousand when compared to 2022 results. Loan interest income for the six months-ended June 30, 2023 increased $2.8 million when compared to 2022 results. The average balance of loans increased $70.3 million, or 14.9%, when compared to 2022 balances. In addition, the average loan rate for the six months-ended June 30, 2023 increased 48 bps when compared to 2022. Reported interest expense increased $4.4 million to $5.5 million for the six months-ended June 30, 2023 when compared to the same 2022 time period. The increase was primarily rate driven as maturing time deposits re-priced during the year increasing the average rate paid on interest-bearing deposits to 0.58 percent for the six months-ended June 30, 2023 from 0.32 percent at June 30, 2022. In addition, the average rate paid on borrowings increased to 4.28 percent for the six months-ended June 30, 2023 from 0.38 percent at June 30, 2022. Over the same time period, the average balance of borrowings increased $56.0 million to $191.2 million at June 30, 2023 from $135.3 million at June 30, 2022. Net interest margin decreased to 2.32 percent at June 30, 2023 from 2.51 percent at June 30, 2022 as the average rate on interest-bearing liabilities increased from 0.33% as of June 30, 2022 to 1.61% as of June 30, 2023.

The following Average Balance Sheet and Rate Analysis tables presents the average assets, actual income or expense and the average yield on assets, liabilities and stockholders’ equity for the three months ended June 30, 2023 and 2022.

AVERAGE BALANCE SHEET AND RATE ANALYSIS

 SIX MONTHS ENDED JUNE 30,

(In Thousands)	2023			2022
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS:	(1)			(1)
Tax-exempt loans	$30,586	$546	3.60%	$24,100	$384	3.21%
All other loans	511,686	12,232	4.82%	447,872	9,615	4.33%
Total loans (2)(3)(4)	542,272	12,778	4.75%	471,972	9,999	4.27%

Taxable securities	330,738	2,566	1.55%	348,239	1,936	1.11%
Tax-exempt securitites (3)	14,710	333	4.53%	5,484	84	3.06%
Total securities	345,448	2,899	1.68%	353,723	2,020	1.14%

Federal funds sold	6	—	0.00%	4,855	6	0.25%
Interest-bearing deposits	3,433	85	4.99%	52,528	88	0.34%

Total interest-earning assets	891,159	15,762	3.56%	883,078	12,113	2.76%

Other assets	63,753			62,826

TOTAL ASSETS	$954,912			$945,904

LIABILITIES:
Savings	$165,022	24	0.03%	$170,643	25	0.03%
Now deposits	152,544	31	0.04%	160,867	32	0.04%
Money market deposits	48,294	310	1.29%	53,426	65	0.25%
Time deposits	127,288	1,042	1.65%	139,142	714	1.03%
Total deposits	493,148	1,407	0.58%	524,078	836	0.32%

Short-term borrowings	184,287	3,911	4.28%	135,235	257	0.38%
Long-term borrowings	6,929	146	4.25%	27	1	7.47%
Total borrowings	191,216	4,057	4.28%	135,262	258	0.38%

Total interest-bearing liabilities	684,364	5,464	1.61%	659,340	1,094	0.33%

Demand deposits	176,350			183,954
Other liabilities	4,408			6,384
Stockholders’ equity	89,790			96,226
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$954,912			$945,904
Interest rate spread (6)			1.95%			2.43%
Net interest income/margin (5)		$10,298	2.32%		$11,019	2.51%

(1)	Average volume information was compared using daily (or monthly) averages for interest-earning and bearing accounts.

        Certain balance sheet items utilized quarter-end balances for averages.

(2)	Interest on loans includes fee income.
(3)	Tax exempt interest revenue is shown on a tax-equivalent basis using a statutory federal income tax rate of 21 percent for 2023 and 2022.
(4)	Nonaccrual loans have been included with loans for the purpose of analyzing net interest earnings.
(5)	Net interest margin is computed by dividing annualized net interest income by total interest earning assets.
(6)	Interest rate spread represents the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.

Reconcilement of Taxable Equivalent Net Interest Income
	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2023	2022	2023	2022

Total interest income	$7,964	$6,119	$15,578	$12,015
Total interest expense	3,051	591	5,464	1,094

Net interest income	4,913	5,528	10,114	10,921
Tax equivalent adjustment	92	44	184	98

Net interest income
(fully taxable equivalent)	$5,005	$5,572	$10,298	$11,019

Rate/Volume Analysis

To enhance the understanding of the effects of volumes (the average balance of earning assets and costing liabilities) and average interest rate fluctuations on the consolidated balance sheet as it pertains to net interest income, the table below reflects these changes for 2023 versus 2022:

(In Thousands)	Three Months Ended June 30,			Six Months Ended June 30,
	2023 vs 2022			2023 vs 2022
	Increase (Decrease)			Increase (Decrease)
	Due to			Due to
	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Loans, tax-exempt	$73	$22	$95	$116	$46	$162
Loans	736	756	1,492	1,525	1,092	2,617
Taxable investment securities	(111)	318	207	(136)	766	630
Tax-exempt investment securities	117	17	134	209	40	249
Federal funds sold	(6)	—	(6)	(6)	—	(6)
Interest bearing deposits	(473)	444	(29)	(1,216)	1,213	(3)
Total interest-earning assets	336	1,557	1,893	492	3,157	3,649

Interest expense:
Savings	(1)	(1)	(2)	(1)	—	(1)
NOW deposits	(1)	—	(1)	(2)	1	(1)
Money market deposits	(26)	136	110	(33)	278	245
Time deposits	(52)	303	251	(97)	425	328
Short-term borrowings	652	1,304	1,956	1,041	2,613	3,654
Long-term borrowings, FHLB	146	—	146	145	—	145
Total interest-bearing liabilities	718	1,742	2,460	1,053	3,317	4,370
Change in net interest income	$(382)	$(185)	$(567)	$(561)	$(160)	$(721)

(Credit) Provision for Credit Losses

For the six months-ended June 30, 2023, the Corporation recorded a $422 thousand credit for credit losses given the clarity that exists with the COVID-19 pandemic and the related financial condition of municipalities and the local businesses. The June 30, 2023 credit, calculated under the new Current Expected Credit Losses “CECL”, reflected improvements in the projected economic forecasts and real estate valuations. CCFNB adopted the CECL accounting standard effective January 1, 2023. For the six months-ended June 30, 2022, CCFNB recorded a credit for credit losses of $160 thousand.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topics 326): Measurement of Credit Losses on Financial Instruments” and subsequent related updates. This ASU replaces the incurred loss methodology for recognizing credit losses and requires businesses and other organizations to measure the current expected credit losses (CECL) on financial assets measured at amortized cost, including loans and held-to-maturity securities, net investment in leases, off-balance sheet credit exposures such as unfunded commitments, and other financial instruments. In addition, ASC 326 requires credit losses on available-for-sale debt securities to be presented as an allowance rather than as a write-down when management does not intend to sell or believes that it is not more likely than not they will be required to sell. This guidance became effective on January 1, 2023 for the Bank. The results reported for period beginning after January 1, 2023 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable accounting standards.

The Bank adopted this guidance, and subsequent related updates, using the modified retrospective approach for all financial assets measured at amortized cost, including loans, available-for-sale debt securities and unfunded commitments. On January 1, 2023, the Bank recorded a cumulative effect increase to retained earnings of $528, net of tax, of which $490 thousand related to loans, $38 thousand related to unfunded commitments, and $0 related to available-for-sale securities.

The Bank adopted the provisions of ACS 326 related to presenting other-than-temporary impairment on available-for-sale debt securities prior to January 1, 2023 using the prospective transition approach, though no such changes had been recorded on the securities held by the Bank as of the date of adoption.

The Bank expanded the pooling utilized under the legacy incurred loss method to include additional segmentation based on risk. The impact of the change from the incurred loss model to the current expected credit loss model is detailed below.

	January 1, 2023
		Impact of	As Reported
	Pre-ASC 326	ASC 326	Under
(In Thousands)	Adoption	Adoption	ASC 326
Assets:
Allowance for Credit Losses - Loans
Residential Real Estate	$3,077	$(2,617)	$460
Commercial Real Estate	2,897	3,198	6,095
Commercial and Industrial	1,041	(959)	82
Consumer and other	60	(39)	21
Unallocated	204	(204)	—
	$7,279	$(621)	$6,658
Liabilities:
Allowance for Credit Losses on
Off-Balance Sheet Credit Exposure	$65	$(48)	$17

See Note 1 and 3 within the Corporation’s Notes to the Consolidated Financial Statements (Unaudited) which are included in this Quarterly Report on Form 10Q for more information regarding the Corporation’s allowance for credit losses as of June 30, 2023.

Non-interest Income

Comparison of Three Months Ended June 30, 2023 and 2022

Total non-interest income increased $99 thousand or 6.2 percent to $1.7 million for the three months-ended June 30, 2023. The service charges and fees increased $21 thousand or 4.3 percent to $514 thousand for the three months-ended June 30, 2023. Gain on sale of loans increased $29 thousand or 43.3 percent from $67 thousand in 2022 to $96 thousand in 2023. Trust income increased $50 thousand or 28.2 percent from $177 thousand in 2022 to $227 thousand in 2023. The market value of equity securities decreased $26 thousand for the three and six months ended June 30, 2023.

(In Thousands)	For The Three Months Ended
	June 30, 2023		June 30, 2022		Change
	Amount	% Total	Amount	% Total	Amount	%
Service charges and fees	$514	30.2%	$493	30.7%	$21	4.3%
Gain on sale of loans	96	5.6	67	4.2	29	43.3
Earnings on bank-owned life insurance	113	6.6	108	6.7	5	4.6
Brokerage	151	8.9	163	10.1	(12)	(7.4)
Trust	227	13.3	177	11.0	50	28.2
Loss on equity securities	(66)	(3.9)	(40)	(2.5)	(26)	—
Interchange fees	442	25.9	445	27.7	(3)	(0.7)
Other	229	13.4	194	12.1	35	18.0
Total non-interest income	$1,706	100.0%	$1,607	100.0%	$99	6.2%

Comparison of Six Months Ended June 30, 2023 and 2022

Total non-interest income decreased $233 thousand or 6.5 percent to $3.3 million for the six months-ended June 30, 2023. The service charges and fees increased $35 thousand or 3.5 percent to $1.0 million for the six months-ended June 30, 2023. Gain on sale of loans decreased $231 thousand or 64.9 percent from $356 thousand in 2022 to $125 thousand in 2023. Trust income increased $32 thousand or 8.3 percent from $386 thousand in 2022 to $418 thousand in 2023. The market value of equity securities decreased $147 thousand for the six months ended June 30, 2023.

(In Thousands)	For The Six Months Ended
	June 30, 2023		June 30, 2022		Change
	Amount	% Total	Amount	% Total	Amount	%
Service charges and fees	$1,039	61.0%	$1,004	62.5%	$35	3.5%
Gain on sale of loans	125	7.3	356	22.2	(231)	(64.9)
Earnings on bank-owned life insurance	222	13.0	211	13.1	11	5.2
Brokerage	279	16.4	323	20.1	(44)	(13.6)
Trust	418	24.5	386	24.0	32	8.3
Loss on equity securities	(147)	(8.6)	(43)	(2.7)	(104)	—
Interchange fees	866	50.8	857	53.3	9	1.1
Other	530	31.1	471	29.3	59	12.5
Total non-interest income	$3,332	195.5%	$3,565	221.8%	$(233)	(6.5)%

Non-interest Expense

Comparison of Three Months Ended June 30, 2023 and 2022

Total non-interest expense increased $9 thousand or 0.2 percent from $4.9 million in 2022. Professional fees increased $418 thousand for the three months-ended June 30, 2023 primarily from merger related services. Salaries decreased $93 thousand, employee benefits decreased $161 thousand, occupancy decreased $24 thousand, furniture and fixtures decreased $12 thousand, and automated teller machine and interchange decreased $5 thousand.

One standard to measure non-interest expense is to express annualized non-interest expense as a percentage of average total assets. As of June 30, 2023 this percentage was 2.03 percent compared to 2.05 percent in 2022.

(In Thousands)	For The Three Months Ended
	June 30, 2023		June 30, 2022		Change
	Amount	% Total	Amount	% Total	Amount	%
Salaries	$1,832	37.8%	$1,925	39.6%	$(93)	(4.8)%
Employee benefits	608	12.5	769	15.9	(161)	(20.9)
Occupancy	320	6.6	344	7.1	(24)	(7.0)
Furniture and equipment	491	10.1	503	10.4	(12)	(2.4)
State shares tax	131	2.7	177	3.7	(46)	(26.0)
Professional fees	760	15.6	342	7.1	418	122.2
Directors fees	73	1.5	79	1.6	(6)	(7.6)
FDIC assessments	109	2.2	64	1.3	45	70.3
Telecommunications	76	1.6	111	2.3	(35)	(31.5)
Automated teller machine and interchange	(9)	(0.2)	(4)	(0.1)	(5)	125.0
Other	466	9.6	538	11.1	(72)	(13.4)
Total non-interest expense	$4,857	100.0%	$4,848	100.0%	$9	0.2%

Comparison of Six Months Ended June 30, 2023 and 2022

Total non-interest expense increased $312 thousand or 3.3 percent from $9.4 million in 2022. Professional fees increased $431 thousand for the six months-ended June 30, 2023 primarily from merger related services. Salaries decreased $139 thousand, employee benefits decreased $104 thousand, occupancy decreased $28 thousand, furniture and fixtures increased $157 thousand, and automated teller machine and interchange increased $5 thousand.

One standard to measure non-interest expense is to express annualized non-interest expense as a percentage of average total assets. As of June 30, 2023 this percentage was 2.03 percent compared to 1.98 percent in 2022.

(In Thousands)	For The Six Months Ended
	June 30, 2023		June 30, 2022		Change
	Amount	% Total	Amount	% Total	Amount	%
Salaries	$3,632	37.6%	$3,771	40.2%	$(139)	(3.7)%
Employee benefits	1,400	14.5	1,504	16.1	(104)	(6.9)
Occupancy	643	6.6	671	7.2	(28)	(4.2)
Furniture and equipment	1,010	10.4	853	9.1	157	18.4
State shares tax	292	3.0	344	3.7	(52)	(15.1)
Professional fees	1,071	11.1	640	6.8	431	67.3
Directors fees	155	1.6	167	1.8	(12)	(7.2)
FDIC assessments	217	2.2	131	1.4	86	65.6
Telecommunications	160	1.7	195	2.1	(35)	(17.9)
Automated teller machine and interchange	110	1.1	105	1.1	5	4.8
Other	984	10.2	981	10.5	3	0.3
Total non-interest expense	$9,674	100.0%	$9,362	100.0%	$312	3.3%

LIQUIDITY

The Bank’s liquidity, represented by cash and due from banks, is a product of its operating, investing and financing activities. The Bank’s primary sources of funds are deposits, securities sold under agreements to repurchase, principal repayments of securities and outstanding loans, funds provided from operations, and day-to-day FHLB – Pittsburgh borrowings. In addition, the Corporation invests excess funds in short-term interest-earning assets such as overnight deposits or U.S. agency securities, which provide liquidity to meet lending requirements. While scheduled payments from the amortization of loans and securities and short-term investments are relatively predictable sources of funds, general interest rates, economic conditions and competition greatly influence deposit flows and repayments on loans and mortgage-backed securities.

The Bank strives to maintain sufficient liquidity to fund operations, loan demand and to satisfy fluctuations in deposit levels. The Bank is required to have enough investments that qualify as liquid assets in order to maintain sufficient liquidity to ensure safe and sound banking operations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. The Bank attempts to maintain adequate but not excessive liquidity, and liquidity management is both a daily and long-term function of its business management. The Bank manages its liquidity in accordance with a board of directors-approved asset liability policy, which is administered by its asset-liability committee (“ALCO”). ALCO reports interest rate sensitivity, liquidity, capital and investment-related matters on a quarterly basis to the Corporation’s board of directors.

The Bank reviews cash flow projections regularly and updates them in order to maintain liquid assets at levels believed to meet the requirements of normal operations, including loan commitments and potential deposit outflows from maturing certificates of deposit and savings withdrawals. While deposits and securities sold under agreements to repurchase are its primary source of funds, when needed it is also able to generate cash through borrowings from the Federal Home Loan Bank of Pittsburgh (“FHLB”). At June 30, 2023, the Bank had remaining available capacity with FHLB, subject to certain collateral restrictions, of $241.0 million.

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

At June 30, 2023, our cumulative gap positions and the potential earnings change resulting from various change in rates were both within the internal risk management guidelines.

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

The CEO and CFO have evaluated the changes to our internal controls over financial reporting that occurred during our fiscal Quarter Ended June 30, 2023, as required by paragraph (d) Rules 13a – 15 and 15d – 15 under the Securities Exchange Act of 1934, as amended, and have concluded that there were no changes that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II Other Information

Item 1. Legal Proceedings

At June 30, 2023, the Corporation was not involved in any legal proceedings other than routine legal proceedings in the ordinary course of business, which involve amounts which, in the aggregate, are believed by management to be immaterial to the financial condition of the Corporation. In addition, no material proceedings are pending or are known to be threatened or contemplated against the Corporation by government authorities.

Item 1A. Risk Factors

Not required for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	On June 30, 2023 the Corporation sold 460 shares of its $1.25 par value per share common stock to employee participants in Employee Stock Purchase Plan at an offering price $38.22 per share, or $18 thousand in the aggregate. The sale of shares was exempt from registration under the Securities Act of 1933, as amended, pursuant to Rule 701 (17 CFR 230.701).

(b)	Not applicable.

(c)

Effective May 10, 2016, the Corporation amended its treasury stock repurchase program. Under the amended program, the Corporation was authorized to repurchase up to 200,000 shares of the Corporation’s common stock. During the second quarter 2023, the Corporation did not repurchase any shares of its common stock.

	Total	Average	Total Number of	Maximum Number (or
	Number of	Price Paid	Shares (or Units)	Approximate Dollar Value)
	Shares (or	per Share	Purchased as Part of	of Shares (or Units) that
	Units)	(or Units)	Publicly Announced	May Yet Be Purchased
Period	Purchased	Purchased	Plans or Programs (1)	Under the Plans or Programs

Month #1 (April 1 - April 30, 2023)	—	—	—	135,300

Month #2 (May 1 - May 31, 2023)	—	—	—	135,300

Month #3 (June 1 - June 30, 2023)	—	$—	—	135,300

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

3.1 Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-4 (File No. 333-273023 filed on June 29, 2023).

3.2 Amended and Restated Bylaws-(incorporated by reference to Exhibit 3.2 to Registrant’s Registration Statement on Form S-4 (File No. 333-273023) filed on June 29, 2023.

4.1 Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-4 (File No. 333-273023 filed June 29, 2023).

31.1 Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2 Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1 Section 1350 Certification of Chief Executive Officer

32.2 Section 1350 Certification of Chief Financial Officer

101 The following materials from the Corporation’s Quarterly Report on Form 10-Q for the period ended June 30, 2023, formatted in XBRL (Extensible Business Reporting Language); (i) the Consolidated Balance Sheets (unaudited), (ii) the Consolidated Statements of Income (unaudited), (iii) the Consolidated Statement of Comprehensive Income (unaudited), (iv) the Consolidated Statement of Changes in Stockholders’ Equity (unaudited), (v) the Consolidated Statements of Cash Flows (unaudited), and (vi) the Notes to Consolidated Financial Statements (unaudited).

104 Cover Page for Interactive Data File (embedded with the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CCFNB BANCORP, INC.
(Registrant)

By	/s/ Lance O. Diehl
Lance O. Diehl
President and CEO
(Principal Executive Officer)
Date:	September 25, 2023

By	/s/ Jeffrey T. Arnold
Jeffrey T. Arnold, CPA, CIA
Chief Financial Officer and Treasurer
(Principal Financial Officer)
(Principal Accounting Officer)
Date:	September 25, 2023