Form 10-Q
period 2023-09-30
CCFNB BANCORP INC
filed 2023-11-09
CIK 731122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023.

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________to_______________.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Common stock, $1.25 par value, 2,080,723 shares outstanding as of November 9, 2023.

CCFNB Bancorp, Inc. and Subsidiary

PART I Financial Information

Item 1. Financial Statements

CCFNB Bancorp, Inc.

Consolidated Balance Sheets

(In Thousands, except share data)	(Unaudited) September 30, 2023	December 31, 2022
ASSETS
Cash and due from banks	$8,209	$9,750
Interest-bearing deposits in other banks	9,232	3,333
Federal funds sold	—	1
Total cash and cash equivalents	17,441	13,084
Investment debt securities, available-for-sale, at fair value	321,572	341,051
Investment equity securities, at fair value	812	1,077
Restricted securities	3,968	3,223
Loans held for sale	607	4,568
Loans, net of unearned income	556,255	527,729
Less: Allowance for credit losses	6,094	7,279
Loans, net	550,161	520,450
Premises and equipment:
Operating lease right-of-use	277	298
Other premises and equipment, net	12,467	12,514
Accrued interest receivable	2,664	2,222
Cash surrender value of bank-owned life insurance	22,239	21,859
Investment in limited partnerships	5,951	3,745
Goodwill	7,937	7,937
Other assets	11,484	11,986
TOTAL ASSETS	$957,580	$944,014

LIABILITIES
Interest-bearing deposits	$474,687	$500,480
Noninterest-bearing deposits	165,888	181,845
Total deposits	640,575	682,325

Short-term borrowings	199,083	171,741
Long-term borrowings	25,021	24
Accrued interest payable	518	187
Operating lease liability	277	298
Other liabilities	3,680	3,497
TOTAL LIABILITIES	869,154	858,072

STOCKHOLDERS’ EQUITY
Common stock, par value $1.25 per share; authorized 15,000,000 shares, issued and outstanding 2,345,423 and 2,080,723 shares in 2023, respectively; and 2,343,835 and 2,079,135 shares in 2022, respectively	2,932	2,930
Surplus	30,092	30,030
Retained earnings	92,594	90,156
Accumulated other comprehensive loss	(27,402)	(27,384)
Treasury stock, at cost; 264,700 shares in 2023 and 2022	(9,790)	(9,790)
TOTAL STOCKHOLDERS’ EQUITY	88,426	85,942
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$957,580	$944,014

See accompanying notes to unaudited consolidated financial statements.

CCFNB Bancorp, Inc.

Consolidated Statements of Income

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In Thousands, Except Share and Per Share Data)	2023	2022	2023	2022

INTEREST AND DIVIDEND INCOME
Interest and fees on loans:
Taxable	$6,629	$5,418	$18,861	$15,033
Tax-exempt	243	157	674	460
Interest and dividends on investment securities:
Taxable	1,211	1,244	3,641	3,087
Tax-exempt	135	26	398	93
Dividend and other interest income	86	51	222	144
Federal funds sold	—	9	1	15
Deposits in other banks	84	174	169	262
TOTAL INTEREST AND DIVIDEND INCOME	8,388	7,079	23,966	19,094

INTEREST EXPENSE
Deposits	892	453	2,299	1,289
Short-term borrowings	2,337	673	6,248	930
Long-term borrowings	268	—	414	1
TOTAL INTEREST EXPENSE	3,497	1,126	8,961	2,220

NET INTEREST INCOME	4,891	5,953	15,005	16,874

CREDIT LOSS EXPENSE
(Credit) Provision for credit losses - loans	(172)	(1,200)	(594)	(1,360)
(Credit) Provision for credit losses - investment debt securities	—	—	—	—
(Credit) Provision for credit losses - off-balance sheet commitments	4	—	1	—
TOTAL CREDIT LOSS EXPENSE	(168)	(1,200)	(593)	(1,360)

NET INTEREST INCOME AFTER (CREDIT) PROVISION FOR CREDIT LOSSES	5,059	7,153	15,598	18,234

NON-INTEREST INCOME
Service charges and fees	477	572	1,516	1,576
Gain on sale of loans	68	75	193	431
Earnings on bank-owned life insurance	113	109	335	320
Brokerage	146	125	425	448
Trust	195	219	613	605
Loss on equity securities	(118)	(17)	(265)	(60)
Investment security losses, net	—	(1,236)	—	(1,236)
Interchange fees	428	428	1,294	1,285
Other	213	223	743	694
TOTAL NON-INTEREST INCOME	1,522	498	4,854	4,063

NON-INTEREST EXPENSE
Salaries	1,788	1,851	5,420	5,622
Employee benefits	487	753	1,887	2,257
Occupancy	326	336	969	1,007
Furniture and equipment	536	418	1,546	1,271
State shares tax	(58)	177	234	521
Professional fees	363	274	985	914
Director’s fees	72	71	227	238
FDIC assessments	110	64	327	195
Telecommunications	83	79	243	274
Automated teller machine and interchange	111	101	221	206
Merger related expenses	757	—	1,206	—
Other	698	544	1,682	1,525
TOTAL NON-INTEREST EXPENSE	5,273	4,668	14,947	14,030

INCOME BEFORE INCOME TAX PROVISION	1,308	2,983	5,505	8,267
INCOME TAX PROVISION	137	462	932	1,348
NET INCOME	$1,171	$2,521	$4,573	$6,919

EARNINGS PER SHARE	$0.56	$1.21	$2.20	$3.33
CASH DIVIDENDS PER SHARE	$0.43	$0.42	$1.28	$1.25
WEIGHTED AVERAGE SHARES OUTSTANDING	2,080,109	2,078,204	2,079,635	2,078,054

See accompanying notes to unaudited consolidated financial statements.

CCFNB Bancorp, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In Thousands)	2023	2022	2023	2022

Net Income	$1,171	$2,521	$4,573	$6,919
Other comprehensive income (loss):
Change in unrealized gain (loss) on investment debt securities available-for-sale	(2,836)	(7,189)	(23)	(31,423)
Tax effect	595	1,510	5	6,599
Realized loss included in net income	—	(1,236)	—	(1,236)
Tax effect	—	260	—	260
Other comprehensive income (loss)	(2,241)	(6,655)	(18)	(25,800)
Total comprehensive income (loss)	$(1,070)	$(4,134)	$4,555	$(18,881)

See accompanying notes to the consolidated financial statements.

CCFNB Bancorp, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Common Stock			Retained	Accumulated Other Comprehensive	Treasury	Total Stockholders’
(In Thousands Except Share and Per Share Data)	Shares	Amount	Surplus	Earnngs	Income (Loss)	Stock	Equity
Balance, June 30, 2023	2,344,809	$2,931	$30,070	$92,318	$(25,161)	$(9,790)	$90,368
Net income				1,171			1,171
Other comprehensive loss					(2,241)		(2,241)
Common stock issuance under employee stock purchase plans	614	1	20				21
Recognition of employee stock purchase plan expense			2				2
Cash dividends, ($0.43 per share)				(895)			(895)
Balance, September 30, 2023	2,345,423	$2,932	$30,092	$92,594	$(27,402)	$(9,790)	$88,426

Balance, December 31, 2022	2,343,835	$2,930	$30,030	$90,156	$(27,384)	$(9,790)	$85,942
Net income				4,573			4,573
Other comprehensive loss					(18)		(18)
Common stock issuance under employee stock purchase plans	1,588	2	56				58
Recognition of employee stock purchase plan expense			6				6
Cash dividends, ($1.28 per share)				(2,663)			(2,663)
Cumulative effect of adoption of ASU 2016-13				528			528
Balance, September 30, 2023	2,345,423	$2,932	$30,092	$92,594	$(27,402)	$(9,790)	$88,426

Balance, June 30, 2022	2,342,904	$2,929	$29,987	$86,786	$(22,029)	$(9,790)	$87,883
Net income				2,521			2,521
Other comprehensive loss					(6,655)		(6,655)
Common stock issuance under employee stock purchase plans	501	1	21				22
Recognition of employee stock purchase plan expense			2				2
Purchase of treasury stock (0 shares)						—	—
Cash dividends, ($0.42 per share)				(873)			(873)
Balance, September 30, 2022	2,343,405	$2,930	$30,010	$88,434	$(28,684)	$(9,790)	$82,900

Balance, December 31, 2021	2,342,184	$2,928	$29,950	$84,113	$(2,884)	$(9,765)	$104,342
Net income				6,919			6,919
Other comprehensive loss					(25,800)		(25,800)
Common stock issuance under employee stock purchase plans	1,221	2	54				56
Recognition of employee stock purchase plan expense			6				6
Purchase of treasury stock (500 shares)						(25)	(25)
Cash dividends, ($1.25 per share)				(2,598)			(2,598)
Balance, September 30, 2022	2,343,405	$2,930	$30,010	$88,434	$(28,684)	$(9,790)	$82,900

See accompanying notes to the unaudited consolidated financial statements.

CCFNB Bancorp, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For The Nine Months Ended September 30,
(In Thousands)	2023	2022

OPERATING ACTIVITIES
Net income	$4,573	$6,919
Adjustments to reconcile net income to net cash provided by operating activities:
Credit for credit losses	(593)	(1,360)
Depreciation and amortization of premises and equipment	505	495
Loss on equity securities	265	60
Investment security losses, net	—	1,236
Amortization and accretion on investment securities	411	682
Deferred income tax expense	54	90
Gain on sale of loans	(193)	(431)
Proceeds from sale of mortgage loans	9,475	13,994
Originations of mortgage loans held for resale	(8,908)	(14,042)
Amortization of invesment in limited partnerships	160	160
Increase in accrued interest receivable	(442)	(680)
Earnings on bank-owned life insurance	(335)	(320)
Increase (decrease) in accrued interest payable	331	(40)
Other, net	670	1,107
Net cash provided by operating activities	5,973	7,870
INVESTING ACTIVITIES
Investment securities available-for-sale:
Purchases	(789)	(90,007)
Proceeds from sales	—	38,630
Proceeds from maturities and calls	19,835	19,819
Purchase of bank-owned life insurance	(45)	(844)
Proceeds from redemption of restricted securities	3,574	298
Purchase of restricted securities	(4,319)	(160)
Net increase in loans	(25,032)	(42,859)
Purchase of investment in limited partnership	(2,366)	(1,762)
Acquisition of premises and equipment	(458)	(172)
Net cash used in investing activities	(9,600)	(77,057)
FINANCING ACTIVITIES
Net decrease in deposits	(41,750)	(6,098)
Net increase in short-term borrowings	27,342	27,712
Proceeds from long-term borrowings	25,000	—
Repayment of long-term borrowings	(3)	(3)
Acquisition of treasury stock	—	(25)
Proceeds from issuance of common stock	58	56
Cash dividends paid	(2,663)	(2,598)
Net cash provided by financing activities	7,984	19,044
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,357	(50,143)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	13,084	97,543
CASH AND CASH EQUIVALENTS, END OF PERIOD	$17,441	$47,400

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest paid	$8,630	$2,260
Income taxes paid	$850	$1,125
Loans transferred to other real estate owned	$170	$37
Loans held for sale transferred to loans	$3,587	$—

See accompanying notes to the unaudited consolidated financial statements.

CCFNB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

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

Accrued interest receivable on available-for-sale debt securities totaled $1,016,000 at September 30, 2023 and is included within accrued interest receivable on the consolidated balance sheet. This amount is excluded from the estimate of expected credit losses. Available-for-sale debt securities are typically classified as non-accrual when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about the further collectability of principal or interest. When available-for-sale debt securities are placed on non-accrual status, unpaid interest credited to income is reversed.

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

LOANS RECEIVABLE

Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at their outstanding unpaid principal balances, net of an allowance for credit losses and any deferred fees or costs. Accrued interest receivable totaled $1.6 million at September 30, 2023 and was reported in the accrued interest receivable which is located on the consolidated balance sheets and is excluded from the estimate of credit losses. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the yield (interest income) of the related loans. The Bank is amortizing these amounts over the contractual life of the loan. Premiums and discounts on purchased loans are amortized as adjustments to interest income using the effective yield method.

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

In March 2022, the FASB issued ASU No. 2022-02, “Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures.” The amendments eliminate the accounting guidance for troubled debt restructurings by creditors that have adopted CECL and enhance the disclosure requirements for modifications of receivables made with borrowers experiencing financial difficulty. In addition, the amendments require disclosure of current period gross write-offs by year of origination for financing receivables and net investments in leases in the existing vintage disclosures. This ASU became effective on January 1, 2023 for the Corporation. The adoption of this ASU resulted in updated disclosures within our financial statements but otherwise did not have a material impact on the Corporation’s consolidated financial statements.

2. INVESTMENT SECURITIES AVAILABLE-FOR-SALE

DEBT SECURITIES – AVAILABLE FOR SALE

The amortized cost, related fair value, allowance for credit losses, and unrealized gains and losses for available for sale investment debt securities were as follows at September 30, 2023:

(In Thousands)	2023
		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for Credit	Fair
	Cost	Gains	Losses	Losses	Value
Obligation of U.S.Government Corporations and Agencies:
Mortgage-backed	$132,005	$—	$(20,728)	$—	$111,277
Other	209,755	—	(14,013)	—	195,742
Obligations of state and political subdivisions	14,498	198	(143)	—	14,553
Total debt securities, available for sale	$356,258	$198	$(34,884)	$—	$321,572

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

Securities available for sale with an aggregate fair value of $279,810,000 and $260,805,000 at September 30, 2023 and December 31, 2022, respectively, were pledged to secure public funds, trust funds, securities sold under agreements to repurchase and other balances of $234,296,000 and $207,828,000 at September 30, 2023 and December 31, 2022, respectively, as required by law.

The amortized cost and fair value of investment debt securities, by expected maturity, are shown below at September 30, 2023. Expected maturities on debt securities will differ from contractual maturities, because some borrowers may have the right to call or prepay obligations with or without call or prepayment penalties:

	Available for Sale		Weighted
(In Thousands)	Amortized	Estimated	Average
	Cost	Fair Value	Yield
Due in one year or less	$38,089	$37,405	0.80%
Due after one year to five years	173,300	159,935	1.33%
Due after five years to ten years	17,754	16,817	2.98%
Due after ten years	127,115	107,415	1.71%
Total	$356,258	$321,572

There were no sales of investments in debt securities classified as available for sale during the three and nine months ended September 30, 2023. Proceeds from the sale of investments in debt securities classified as available for sale three and nine months ended September 30, 2022 were $38,630,000. For the three and nine months ended September 30, 2022, the Corporation realized gross losses of $1,236,000 and no gross gains.

The following tables summarizes debt securities available for sale in an unrealized loss position for which an allowance for credit losses has not been recorded at September 30, 2023 and December 31, 2022, aggregated by security type and length of time in a continuous loss position:

	September 30, 2023
(In Thousands)	Less than Twelve Months		Twelve Months or Greater		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	$167	$(3)	$111,109	$(20,725)	$111,276	$(20,728)
Other	—	—	195,742	(14,013)	195,742	(14,013)
Obligations of state and political subdivisions	5,429	(111)	1,655	(32)	7,084	(143)
Total	$5,596	$(114)	$308,506	$(34,770)	$314,102	$(34,884)

	December 31, 2022
(In Thousands)	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	$31,981	$(2,344)	$93,981	$(16,398)	$125,962	$(18,742)
Other	52,746	(2,079)	148,177	(14,252)	200,923	(16,331)
Obligations of state and political subdivisions	3,848	(42)	—	—	3,848	(42)
Total	$88,575	$(4,465)	$242,158	$(30,650)	$330,733	$(35,115)

At September 30, 2023, the Corporation had a total of 25 debt securities that have been in a gross unrealized loss position for less than twelve months with depreciation of 2.0 percent from the Corporation’s amortized cost basis.

At September 30, 2023, the Corporation had a total of 137 debt securities that have been in a gross unrealized loss position for greater than twelve months with depreciation of 10.3 percent from the Corporation’s amortized cost basis.

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

As of September 30, 2023, no ACL was required for debt securities. The Bank does not have the intent to sell and does not believe it will be more likely than not to be required to sell any of these securities prior to a recovery of their fair value to amortized cost, which may be at maturity.

As of September 30, 2023, all debt securities were rated above investment grade. Based on the payment status, rating and management’s evaluation of these securities, no ACL was required for the debt securities as of September 30, 2023. As of September 30, 2023, the underlying issuers continue to make timely principal and interest payments on the securities.

EQUITY SECURITIES

At September 30, 2023 and December 31, 2022, the Corporation had $812,000 and $1,077,000 in equity securities recorded at fair value, respectively. The following is a summary of unrealized and realized gains and losses recognized in net income on equity securities during the three and nine months ended September 30, 2023 and 2022:

	For the Three Months		For the Nine Months
	Ending September 30,		Ending September 30,
(In Thousands)	2023	2022	2023	2022
Net losses recognized in equity securities during the quarter	$(118)	$(17)	$(265)	$(60)
Less: Net gains (losses) realized on the sale of equity securities during the quarter	—	—	—	—
Unrealized losses recognized in equity securities held at reporting date	$(118)	$(17)	$(265)	$(60)

3. LOANS

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at their outstanding unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment to yield (interest income) over the life of the loan. Deferred fees and costs amounted to $741 thousand at September 30, 2023 and $665 thousand at December 31, 2022 and are netted against the outstanding unpaid principal balances.

The segments of the Corporation’s loan portfolio are disaggregated into classes that allows management to monitor risk and performance. The loan classes used are consistent with the internal reports evaluated by the Corporation’s management and Board of Directors to monitor risk and performance within the various segments of its loan portfolio.

Major classifications of loans at September 30, 2023 and December 31, 2022 consisted of:

(In Thousands)	September 30, 2023
	Amount	%
Commercial and industrial	$66,845	12.0%
Commercial real estate:
Commercial mortgages	156,943	28.2%
Student housing	31,935	5.7%
Residential real estate:
Rental 1-4 family	54,888	9.9%
1-4 family residential mortgages	239,761	43.1%
Consumer and other	5,883	1.1%
Gross loans	$556,255	100%

(In Thousands)
December 31, 2022
Commercial, financial and agricultural	$39,573
Tax-exempt	30,679
Commercial real estate:
Commercial mortgages	145,622
Other construction and land development loans	18,649
Secured by farmland	13,120
Consumer real estate:
Home equity loans	13,391
Home equity lines of credit	12,262
1-4 family residential mortgages	241,179
Construction	7,430
Installment loans to individuals	5,824
Gross loans	$527,729

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

The following table presents the activity in the allowance for credit losses by portfolio segment for the three and nine months ended September 30, 2023 and September 30, 2022:

(In Thousands)	For the Three Months Ending September 30, 2023
	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Unallocated	Total
Balance, June 30, 2023	$11	$5,694	$554	$19	$—	$6,278
Impact of adopting ASC 326	—	—	—	—	—	—
(Credit) provision charged to operations	(6)	(223)	52	5	—	(172)
Loans charged off	—	(1)	(4)	(22)	—	(27)
Recoveries	2	—	—	13	—	15
Balance, September 30, 2023	$7	$5,470	$602	$15	$—	$6,094

(In Thousands)	For the Nine Months Ending September 30, 2023
		Commercial	Residential
	Commercial and	Real	Real	Consumer
	Industrial	Estate	Estate	and Other	Unallocated	Total
Balance, December 31, 2022	$1,041	$2,897	$3,077	$60	$204	$7,279
Impact of adopting ASC 326	(959)	3,198	(2,617)	(39)	(204)	(621)
(Credit) provision charged to operations	(130)	(625)	142	19	—	(594)
Loans charged off	—	—	—	(38)	—	(38)
Recoveries	55	—	—	13	—	68
Balance, September 30, 2023	$7	$5,470	$602	$15	$—	$6,094

(In Thousands)	For the Three Months Ending September 30, 2022
	Commercial, Financial	Commercial	Consumer	Installment
	& Agricultural,	Real	Real	Loans
	Tax-exempt	Estate	Estate	Individuals	Unallocated	Total
Balance, June 30, 2022	$1,026	$3,438	$3,411	$91	$993	$8,959
(Credit) provision charged to operations	58	(592)	(330)	3	(339)	(1,200)
Loans charged off	—	—	(24)	—	—	(24)
Recoveries	2	—	1	5	—	8
Balance, September 30, 2022	$1,086	$2,846	$3,058	$99	$654	$7,743

(In Thousands)	For the Nine Months Ending September 30, 2022
	Commercial, Financial	Commercial	Consumer	Installment
	& Agricultural,	Real	Real	Loans
	Tax-exempt	Estate	Estate	Individuals	Unallocated	Total
Balance, December 31, 2021	$1,018	$3,438	$3,413	$74	$1,193	$9,136
(Credit) provision charged to operations	61	(542)	(343)	3	(539)	(1,360)
Loans charged off	—	(50)	(22)	—	—	(72)
Recoveries	7	—	10	22	—	39
Balance, September 30, 2022	$1,086	$2,846	$3,058	$99	$654	$7,743

The cumulative loss rate used as the basis for the estimate of credit losses is comprised of the Corporation’s historical loss experience. As of September 30, 2023, the Corporation expects that the market in which it operates will experience a slight improvement in economic conditions based primarily on housing indexes, interest rate stabilization, and a steady unemployment rate causing the trend in delinquencies over the next year to follow historical levels. Management adjusted the historical loss experience for these expectations. No reversion adjustments were necessary, as the starting point for the Corporation’s estimate was a cumulative loss rate covering the expected contractual term of the loan portfolio.

The Corporation recorded a $594 thousand credit for credit losses in the nine months ending September 30, 2023 as compared to a $1.4 million credit in the same period of 2022. The 2023 credit for credit losses was the result of reduced commercial real estate past dues, reduced balances of commercial student housing real estate, and slightly improved economic forecasts since December 31, 2022. Non-performing assets remained unchanged at $2.7 million at December 31, 2022 and September 30, 2023. Overall, non-performing assets remain well controlled at 0.45 percent of total loans at September 30, 2023. The Corporation experienced net recoveries of $30 thousand for the nine months ended September 30, 2023. In summary, the allowance for credit losses on our loan portfolio provided 245.0 percent coverage of non-performing assets, and 1.10 percent of total loans, on September 30, 2023, compared to 274.3 percent coverage of non-performing assets, and 1.38 percent total loans, on December 31, 2022.

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

The following tables summarize the loan portfolio and allowance for credit losses as of September 30, 2023 and December 31, 2022:

(In Thousands)	September 30, 2023
	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Total
Loans:
Individually evaluated	$—	$31,935	$—	$—	$31,935
Collectively evaluated	66,845	156,943	294,649	5,883	524,320
Total loans	$66,845	$188,878	$294,649	$5,883	$556,255

Allowance for credit losses:
Individually evaluated	$—	$4,865	$—	$—	$4,865
Collectively evaluated	7	605	602	15	1,229
Total allowance for credit losses	$7	$5,470	$602	$16	$6,094

(In Thousands)	December 31, 2022
	Commercial, Financial & Agricultural, Tax-exempt	Commercial Real Estate	Consumer Real Estate	Installment Loans Individuals	Total
Ending balance individually evaluated for impairment	$—	$959	$1,103	$4	$2,066

Ending balance collectively evaluated for impairment	70,252	176,432	273,159	5,820	525,663

Ending balance	$70,252	$177,391	$274,262	$5,824	$527,729

Ending balance individually evaluated for impairment	$—	$—	$—	$—	$—	$—

Ending balance collectively evaluated for impairment	$1,041	$2,897	$3,077	$60	$204	$7,279

The following table presents the amortized cost basis of collateral-dependent loans by class of loans:

Collateral Type
September 30, 2023	Real Estate
Commercial real estate (non-owner occupied):
Student Housing	$31,935
Total	$31,935

Age Analysis of Past-Due Loans Receivable

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past-due status as of September 30, 2023 and December 31, 2022:

	September 30, 2023
		31-60	61-90	Greater Than
		Days	Days	90 Days	Total	Total
(In Thousands)	Current	Past Due	Past Due	Past Due	Past Due	Loans
Residential Real Estate	$292,090	$1,598	$330	$631	$2,559	$294,649
Commercial Real Estate	187,133	540	1,205	—	1,745	188,878
Commercial and Industrial	66,599	36	173	37	246	66,845
Consumer	5,857	—	14	—	14	5,871
Other	12	—	—	—	—	12
	$551,691	$2,174	$1,722	$668	$4,564	$556,255

	December 31, 2022
	Loans	Loans 90 or				Accruing Loans 90
(In Thousands)	30-89 Days	more days	Total Past	Current	Total	or more
	Past Due	Past Due	Due Loans	Loans	Loans	Days Past Due
Commercial, financial and agricultural	$239	$—	$239	$39,334	$39,573	$—
Tax-exempt	—	—	—	30,679	30,679	—
Commercial real estate:
Commercial mortgages	439	405	844	144,778	145,622	—
Other construction and land development loans	48	—	48	18,601	18,649	—
Secured by farmland	258	—	258	12,862	13,120	—
Consumer real estate:
Home equity loans	132	—	132	13,259	13,391	—
Home equity lines of credit	16	17	33	12,229	12,262	—
1-4 family residential mortgages	1,061	229	1,290	239,889	241,179	—
Construction	—	—	—	7,430	7,430	—
Installment loans to individuals	35	—	35	5,789	5,824	—
Gross loans	$2,228	$651	$2,879	$524,850	$527,729	$—

Nonperforming Loans

The following table presents the amortized cost basis of loans on nonaccrual status and loans past due over 90 days still accruing interest as of September 30, 2023 and nonaccrual status as of December 31, 2022:

	September 30, 2023
	Nonaccrual	Nonaccrual		Loans Past
	with no	with	Total	Due over 90 Days	Total
(In Thousands)	ACL	ACL	Nonaccrual	Still Accruing	Nonperforming
Residential Real Estate	$—	$1,474	$1,474	$—	$1,474
Commercial Real Estate	236	176	412	—	412
Commercial and Industrial	37	—	37	—	37
Consumer and other	—	—	—	—	—
Total	$273	$1,650	$1,923	$—	$1,923

(In Thousands)	December 31, 2022
Commercial, financial and agricultural	$—
Tax-exempt	—
Commercial real estate:
Commercial mortgages	614
Other construction and land development loans	—
Secured by farmland	—
Consumer real estate:
Home equity loans	39
Home equity lines of credit	38
1-4 family residential mortgages	1,154
Construction	—
Installment loans to individuals	4
Total	$1,849

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

Based on the most recent analysis performed, the following table presents the recorded investment in non-homogenous loans by internal risk rating system as of September 30, 2023 and December 31, 2022:

							Revolving	Revolving
	Term Loans Amortized Cost Basis by Origination Period						Loans	Loans
							Amortized	Converted
(In Thousands)	2023	2022	2021	2020	2019	Prior	Cost Basis	To Term	Total
Commercial Real Estate
Risk Rating
Pass	$19,658	$34,538	$25,847	$12,608	$13,488	$76,361	$—	$—	$182,500
Special Mention	—	238	—	—	—	310	—	—	548
Substandard	283	2,127	970	279	626	1,545	—	—	5,830
Doubtful	—	—	—	—	—	—	—	—	—
Total	$19,941	$36,903	$26,817	$12,887	$14,114	$78,216	$—	$—	$188,878
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial and Industrial
Risk Rating
Pass	$7,334	$14,878	$9,835	$8,730	$1,614	$19,441	$—	$—	$61,832
Special Mention	76	49	462	446	129	25	—	—	1,187
Substandard	210	3,000	195	19	71	331	—	—	3,826
Doubtful	—	—	—	—	—	—	—	—	—
Total	$7,620	$17,927	$10,492	$9,195	$1,814	$19,797	$—	$—	$66,845
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Total
Risk Rating
Pass	$26,992	$49,416	$35,682	$21,338	$15,102	$95,802	$—	$—	$244,332
Special Mention	76	287	462	446	129	335	—	—	1,735
Substandard	493	5,127	1,165	298	697	1,876	—	—	9,656
Doubtful	—	—	—	—	—	—	—	—	—
	$27,561	$54,830	$37,309	$22,082	$15,928	$98,013	$—	$—	$255,723
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

	December 31, 2022
	Commercial,
	Financial &		Commercial
(In Thousands)	Agricultural	Tax-exempt	Real Estate	Total
Pass	$38,827	$30,593	$171,806	$241,226
Special Mention	434	86	2,681	3,201
Substandard	312	—	2,904	3,216
Doubtful	—	—	—	—
Total	$39,573	$30,679	$177,391	$247,643

The Bank monitors the credit risk profile by payment activity for residential real estate, consumer, and other loan classes. Loans past due 90 days or more and loans on nonaccrual status are considered nonperforming. Nonperforming loans are reviewed quarterly. The following table presents the amortized cost in residential, consumer, and other loans based on payment activity for the quarters ended September 30, 2023 and December 31, 2022:

							Revolving	Revolving
	Term Loans Amortized Cost Basis by Origination Period						Loans	Loans
							Amortized	Converted
(In Thousands)	2023	2022	2021	2020	2019	Prior	Cost Basis	To Term	Total
Residential Real Estate
Payment Performance
Performing	$36,240	$74,597	$58,670	$26,438	$15,125	$82,105	$—	$—	$293,175
Nonperforming	—	—	—	—	105	1,369	—	—	1,474
Total	$36,240	$74,597	$58,670	$26,438	$15,230	$83,474	$—	$—	$294,649

Consumer and Other
Payment Performance
Performing	$2,098	$1,798	$948	$372	$101	$566	$—	$—	$5,883
Nonperforming	—	—	—	—	—	—	—	—	—
Total	$2,098	$1,798	$948	$372	$101	$566	$—	$—	$5,883
Total
Payment Performance
Performing	$38,338	$76,395	$59,618	$26,810	$15,226	$82,671	$—	$—	$299,058
Nonperforming	—	—	—	—	105	1,369	—	—	1,474
Total	$38,338	$76,395	$59,618	$26,810	$15,331	$84,040	$—	$—	$300,532

	December 31, 2022
(In Thousands)	Performing	Nonperforming	Total
Consumer real estate:
Home equity loans	$13,352	$39	$13,391
Home equity lines of credit	12,224	38	12,262
1-4 family residential mortgages	240,025	1,154	241,179
Construction	7,430	—	7,430
Installment loans to individuals	5,820	4	5,824
	$278,851	$1,235	$280,086

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

For the three and nine months ended September 30, 2023, the Bank did not grant a loan modification. Loan modifications considered troubled debt restructurings completed during the nine months ended September 30, 2022 were as follows:

(In Thousands)	For the Nine Months Ending September 30, 2022
	Commercial, Financial	Commercial	Consumer	Installment
	& Agricultural,	Real	Real	Loans
	Tax-exempt	Estate	Estate	Individuals	Total
Number of contracts:
Interest modification	—	—	—	—	—
Term modification	—	1	—	—	1

Pre-modification outstanding recorded investment	$—	$298	$—	$—	$298

Post-modification outstanding recorded investment	$—	$271	$—	$—	$271

During 2023 and 2022, no borrowers defaulted on their obligations pursuant to the modified loans.

As of September 30, 2023 and December 31, 2022, the Bank has not initiated formal proceedings on any loans that have not been transferred into foreclosed assets.

Concentrations of Credit Risk

Most of the Corporation’s lending activity occurs within the Bank’s primary market area which encompasses Columbia, Montour and Eastern Northumberland counties in Northcentral Pennsylvania. The majority of the Corporation’s loan portfolio consists of commercial and consumer real estate loans. As of September 30, 2023 and December 31, 2022, there were no concentrations of loans related to any single industry in excess of 10% of total loans.

4. DEPOSITS

Major classifications of deposits at September 30, 2023 and December 31, 2022 consisted of:

(In Thousands)	2023	2022

Demand deposits	$165,888	$181,845
Interest-bearing demand deposits	146,945	152,656
Savings	197,271	223,312
Time deposits	130,471	124,512
Total deposits	$640,575	$682,325

Time deposits of $250,000 or more amounted to $18,334,000 and $15,951,000 as of September 30, 2023 and December 31, 2022, respectively.

5. SHORT-TERM BORROWINGS

Securities sold under agreements to repurchase and Federal Home Loan Bank (“FHLB”) advances generally represented overnight or less than 30-day borrowings. Under terms of a blanket FHLB agreement, the loans were secured by certain qualifying assets of the Bank which consisted principally of first mortgage loans. The Bank has lines of credit with the Federal Reserve Bank Discount Window, FHLB – Pittsburgh, and Atlantic Community Bankers Bank in the aggregate amount of $279,690,000 at September 30, 2023. The unused portion of these lines of credit was $238,603,000 at September 30, 2023. Short-term borrowings consisted of the following at September 30, 2023 and December 31, 2022:

	September 30, 2023
		Weighted	Maximum
(In Thousands)	Ending	Average	Month End	Average
	Balance	Balance	Balance	Rate
Securities sold under agreements to repurchase	$199,083	$179,423	$200,311	4.42%
Other short-term borrowings	—	7,843	25,050	5.37%
Total	$199,083	$187,266	$225,361	4.46%

	December 31, 2022
		Weighted	Maximum
(In Thousands)	Ending	Average	Month End	Average
	Balance	Balance	Balance	Rate
Securities sold under agreements to repurchase	$171,741	$149,247	$174,146	1.52%
Other short-term borrowings	—	489	1,000	4.44%
Total	$171,741	$149,736	$175,146	1.53%

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

The remaining contractual maturity of repurchase agreements in the consolidated balance sheet as of September 30, 2023 and December 31, 2022 is presented in the following tables:

	Remaining Contractual Maturity of the Agreements
	Overnight and			Greater than 90
(In Thousands)	Continuous	Up to 30 Days	30-90 Days	Days	Total
September 30, 2023
Securities sold under agreements to repurchase:
Obligation of U.S. Government Corporations and Agencies:
Mortgage-backed	$92,497	$—	$—	$—	$92,497
Other	102,385	1,472	—	2,729	106,586
Total borrowings	$194,882	$1,472	$—	$2,729	$199,083
Gross amount of recognized liabilities for repurchase agreements					$199,083
Amounts related to agreements not included in offsetting disclosure above					$—

	Remaining Contractual Maturity of the Agreements
	Overnight and			Greater than 90
(In Thousands)	Continuous	Up to 30 Days	30-90 Days	Days	Total
December 31, 2022
Securities sold under agreements to repurchase:
Obligation of U.S. Government Corporations and Agencies:
Mortgage-backed	$104,671	$—	$—	$—	$104,671
Other	62,941	1,269	1,055	1,805	67,070
Total borrowings	$167,612	$1,269	$1,055	$1,805	$171,741

Gross amount of recognized liabilities for repurchase agreements					$171,741
Amounts related to agreements not included in offsetting disclosure above					$—

6. LONG-TERM BORROWINGS

Long-term borrowings consist of advances due to the FHLB - Pittsburgh. Under terms of a blanket agreement, the loans were secured by certain qualifying assets of the Bank which consisted principally of first mortgage loans. The carrying value of these collateralized items was $269,690,000 at September 30, 2023. The Bank has lines of credit with the Federal Reserve Bank Discount Window, FHLB – Pittsburgh, and Atlantic Community Bankers Bank in the aggregate amount of $275,046,000 at September 30, 2023. The unused portion of these lines of credit was $241,024,000 at September 30, 2023. Long-term FHLB borrowings consisted of the following at September 30, 2023 and December 31, 2022:

Long term borrowings consisted of the following at September 30, 2023:

(In Thousands)	2023	2022
Loan dated June 25, 1998 in the original amount of $72,000 for a 30-year term requiring monthly payments of $425 including interest at 5.86%.	$21	$24

Loan dated May 12, 2023 in the original amount of $5,000,000 for an 18 month. At June 30, 2023, the interest rate was 4.698%. Loan matures November 12, 2024.	5,000	—

Loan dated May 12, 2023 in the original amount of $5,000,000 for a 2 year term. At June 30, 2023, the interest rate was 4.398%. Loan matures May 12, 2025.	5,000	—

Loan dated May 12, 2023 in the original amount of $5,000,000 for a 3 year term. At June 30, 2023, the interest rate was 4.076%. Loan matures May 12, 2026.	5,000	—

Loan dated May 12, 2023 in the original amount of $5,000,000 for a 4 year term. At June 30, 2023, the interest rate was 3.932%. Loan matures May 12, 2027.	5,000	—

Loan dated May 12, 2023 in the original amount of $5,000,000 for a 5 year term. At June 30, 2023, the interest rate was 3.833%. Loan matures May 12, 2028.	5,000	—

Total	$25,021	$24

The following is a schedule reflecting remaining maturities of long-term debt at September 30, 2023:

		Weighted
(In Thousands)		Average Rate
2023	$3	5.86%
2024	5,004	4.70%
2025	5,004	4.40%
2026	5,004	4.08%
2027	5,004	3.93%
Thereafter	5,002	3.83%
Total	$25,021	4.19%

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

The following table presents the assets reported on the consolidated balance sheet at their fair value on a recurring basis as of September 30, 2023 and December 31, 2022, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	September 30, 2023
(In Thousands)	Level I	Level II	Level III	Total
Obligation of US Government Corporations and Agencies
Mortgage-backed	$—	$111,277	$—	$111,277
Other	—	195,742	—	195,742
Obligations of state and political subdivisions	—	14,553	—	14,553
Investment equity securities	812	—	—	812
	$812	$321,572	$—	$322,384

	December 31, 2022
(In Thousands)	Level I	Level II	Level III	Total
Obligation of US Government Corporations and Agencies
Mortgage-backed	$—	$126,065	$—	$126,065
Other	—	200,923	—	200,923
Obligations of state and political subdivisions	—	14,063	—	14,063
Investment equity securities	1,077	—	—	1,077
	$1,077	$341,051	$—	$342,128

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

The following table presents the assets measured on a nonrecurring basis on the Consolidated Balance Sheets at their fair value as of September 30, 2023, by level within the fair value hierarchy. There were no assets measured on a non-recurring basis as of December 31, 2022. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

		September 30, 2023
(In Thousands)	Level I	Level II	Level III	Total

Assets Measured on a Non-recurring Basis:
Collateral dependent loans	$—	$—	$27,070	$27,070

All collateral dependent loans have a fair value based upon the fair value of the underlying collateral.

8. FAIR VALUES OF FINANCIAL INSTRUMENTS

At September 30, 2023 and December 31, 2022, the carrying values and fair values of financial instruments that are not required to be measured at fair value are presented in the table below:

	2023
(In Thousands)	Carrying
	Amount	Fair Value	Level I	Level II	Level III
Financial Assets:
Loans held for sale	$607	$607	$607	$—	$—
Loans, net	550,161	496,486	—	—	496,486
Mortgage servicing rights	1,173	1,616	—	—	1,616

Financial Liabilities:
Interest-bearing deposits	$474,687	$475,636	$344,216	$—	$131,420
Long-term borrowings	25,021	24,372	—	—	24,372

	2022
(In Thousands)	Carrying
	Amount	Fair Value	Level I	Level II	Level III
Financial Assets:
Loans held for sale	$4,568	$4,568	$4,568	$—	$—
Loans, net	520,450	466,776	—	—	466,776
Mortgage servicing rights	1,290	1,678	—	—	1,678
Financial Liabilities:
Interest- bearing deposits	$500,480	$499,211	$375,968	$—	$123,243
Long-term borrowings	24	24	—	—	24

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

9. REVENUE RECOGNITION

Management determined that the primary sources of revenue associated with financial instruments, including interest income on loans and investments, along with certain noninterest revenue sources including investment security gains, loan servicing charges, gains on the sale of loans, and earnings on bank owned life insurance are not within the scope of Topic 606.  As a result, no changes were made during the period related to these sources of revenue, which cumulatively comprise 85.2% of the total revenue of the Corporation for the nine months ended September 30, 2023.

Noninterest income within the scope of Topic 606 are as follows:

●	Trust and Brokerage fees – Trust and investment advisory income is primarily comprised of fees earned from the management and administration of trusts and customer investment portfolios. The Corporation’s performance obligation is generally satisfied over a period of time and the resulting fees are billed monthly or quarterly, based upon the month end market value of the assets under management. Payment is generally received after month end through a direct charge to customers’ accounts. Other performance obligations (such as delivery of account statements to customers) are generally considered immaterial to the overall transactions price. Commissions on transactions are recognized on a trade-date basis as the performance obligation is satisfied at the point in time in which the trade is processed.

●	Service charges and fees – The Corporation has contracts with its deposit account customers where fees are charged if certain parameters are not met. These agreements can be cancelled at any time by either the Corporation or the deposit customer. Revenue from these transactions is recognized on a monthly basis as the Corporation has an unconditional right to the fee consideration. The Corporation also has transaction fees related to specific transactions or activities resulting from a customer request or activity that include overdraft fees, online banking fees, interchange fees, ATM fees and other transaction fees. All these fees are attributed to specific performance obligations of the Corporation where revenue is recognized at a defined point in time upon the completion of the requested service/transaction.

●	Interchange fees – The Corporation issues debit cards to consumer and business customers with checking deposit accounts. Debit card and ATM transactions are processed via electronic systems that involve several parties. The Corporation’s debit card and ATM transaction processing is executed via contractual arrangements with payment processing networks, a processor and a settlement bank. As described above, all deposit liabilities are considered to have one-day terms and therefore interchange revenue from customers’ use of their debit cards to initiate transactions are recognized in income at the time when the services are provided and related fees received in the Corporation’s deposit account with the settlement bank. Incremental costs associated with ATM and interchange processing are recognized as expense when incurred within noninterest expense in the consolidated statements of income.

●	Other noninterest income – Other noninterest income consists of other recurring revenue streams such as safe deposit box rental fees, gain (loss) on sale of other real estate owned and other miscellaneous revenue streams. Safe deposit box rental fees are charged to the customer on an annual basis and recognized when billed. However, if the safe deposit box rental fee is prepaid (i.e. paid prior to issuance of annual bill), the revenue is recognized upon receipt of payment. The Corporation has determined that since rentals and renewals occur consistently over time, revenue is recognized on a basis consistent with the duration of the performance obligation. Gains and losses on the sale of other real estate owned are recognized at the completion of the property sale when the buyer obtains control of the real estate and all the performance obligations of the Corporation have been satisfied.

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the nine months ended September 30, 2023 and 2022:

(In Thousands)	For the Nine Months Ended September 30,
Non-interest Income	2023	2022
In-Scope of Topic 606:
Trust and Brokerage Services	$1,038	$1,053
Service Charges and Fees	1,516	1,576
Interchange Fees	1,294	1,285
Other	413	325
Non-interest Income (in-scope of Topic 606)	4,261	4,239
Non-interest Income (out-of-scope of Topic 606)	593	(176)
Total Non-interest Income	$4,854	$4,063

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

FINANCIAL CONDITION

Total assets at September 30, 2023, were $957.6 million, an increase of $13.6 million, or 1.4 percent from $944.0 million at December 31, 2022. The increase in total assets was primarily due to the net increase in gross loans receivable of $24.6 million netted against a decrease of $19.5 million in debt securities available for sale. Investments in limited partnerships increased $2.2 million as CCFNB continued funding a new project. On the liability side, deposit balances decreased by $41.8 million. Other short term borrowings increased $27.3 million since December 31, 2022. Long term borrowings increased $25.0 million since December 31, 2022 to fund the loan growth and offset deposit losses.

Total average assets increased 0.85 percent from $950.4 million at September 30, 2022 to $958.4 million at September 30, 2023. Average earning assets were $893.5 million in 2023 and $886.8 million in 2022. Average interest-bearing liabilities were $688.8 million in 2023 and $665.4 million in 2022.

Cash and cash equivalents increased $4.4 million or 33.3 percent from $13.1 million at December 31, 2022 to $17.4 million at September 30, 2023. The increase is primarily from increased short-term borrowings.

Gross loans not held for sale increased 5.4 percent to $556.3 million at September 30, 2023 from $527.7 million at December 31, 2022.

Interest bearing deposits decreased 5.2 percent to $474.7 million at September 30, 2023 from $500.5 million at December 31, 2022. Noninterest-bearing deposits decreased 8.8 percent from $181.8 million in 2022 to $165.9 million in 2023.

Total stockholder’s equity increased by $2.5 million, or 2.89 percent, from $85.9 million at December 31, 2022, to $88.4 million at September 30, 2023. The increase is primarily attributable to the decrease in accumulated other comprehensive loss due to increased fair values in the available for sale investment securities. Accumulated other comprehensive loss amounted to $27.4 million as of September 30, 2023 and December 31, 2022.

The loan-to-deposit ratio is a key measurement of liquidity. Our average loan-to-deposit ratio increased from 70.3 percent as of December 31, 2022 to 82.3 percent at September 30, 2023.

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

Investment Securities

Debt Securities – Available-for-Sale

Debt securities available-for-sale decreased by $19.5 million or 5.7 percent to $321.6 million at September 30, 2023 from $341.1 million at December 31, 2022. The decrease is due MBS principal payments and scheduled maturities.

Equity Securities

At September 30, 2023 and December 31, 2022, the Corporation had $812 thousand and $1.1 million in equity securities recorded at fair value, respectively. The following is a summary of unrealized and realized gains and losses recognized in net income on equity securities during the three and nine months ended September 30, 2023 and 2022:

	For the Three Months		For the Nine Months
	Ending September 30,		Ending September 30,
(In Thousands)	2023	2022	2023	2022

Net losses recognized in equity securities during the quarter	$(118)	$(17)	$(265)	$(60)
Less: Net gains (losses) realized on the sale of equity securities during the quarter	—	—	—	—
Unrealized losses recognized in equity securities held at reporting date	$(118)	$(17)	$(265)	$(60)

See Note 2 within CCFNB’s Notes to the Consolidated Financial Statements (Unaudited) which are included in this Quarterly Report on Form 10Q for more information regarding Corporation’s investment portfolio as of September 30, 2023.

Loans

Gross loans receivable increased 5.4 percent from $527.7 million at December 31, 2022 to $556.3 million at September 30, 2023. The percentage distribution in the loan portfolio as shown in the tables below:

(In Thousands)	September 30, 2023
	Amount	%
Commercial and industrial	$66,845	12.0%
Commercial real estate:
Commercial mortgages	156,943	28.2%
Student housing	31,935	5.7%
Residential real estate:
Rental 1-4 family	54,888	9.9%
1-4 family residential mortgages	239,761	43.1%
Consumer and other	5,883	1.1%
Gross loans	$556,255	100%

(In Thousands)	December 31, 2022
	Amount	%
Commercial, financial and agricultural	$39,573	7.5%
Tax-exempt	30,679	5.8%
Commercial real estate:
Commercial mortgages	145,622	27.6%
Other construction and land development loans	18,649	3.5%
Secured by farmland	13,120	2.5%
Consumer real estate:
Home equity loans	13,391	2.5%
Home equity lines of credit	12,262	2.3%
1-4 family residential mortgages	241,179	45.7%
Construction	7,430	1.4%
Installment loans to individuals	5,824	1.1%
Gross loans	$527,729	100.0%

See Note 3 within the Corporation’s Notes to the Consolidated Financial Statements (Unaudited) which are included in this Quarterly Report on Form 10Q for more information regarding the Corporation’s loan portfolio as of September 30, 2023.

Allowance for Credit Losses

The allowance for credit losses was $6.1 million at September 30, 2023, compared to $7.3 million at December 31, 2022. This allowance equaled 1.10 percent and 1.37 percent of total loans, net of unearned income, at the period end September 30, 2023 and December 31, 2022, respectively. The allowance for credit losses was analyzed quarterly and reviewed by the CCFNB’s Board of Directors. No concentration or apparent deterioration in classes of loans or pledged collateral was evident. Regular loan meetings with the CCFNB’s Board of Directors reviewed new loans. Delinquent loans, loan exceptions and certain large loans are addressed by the full Board no less than monthly to determine compliance with policies.

See Note 1 and 3 within the Corporation’s Notes to the Consolidated Financial Statements (Unaudited) which are included in this Quarterly Report on Form 10Q for more information regarding the Corporation’s allowance for credit losses as of September 30, 2023.

Deposits

Total average deposits decreased by 6.3 percent from $708.1 million at September 30, 2022 to $663.7 million at September 30, 2023. Average savings deposits decreased 5.7 percent to $162.2 million in 2023 from $172.0 million in 2022. Average time deposits decreased 6.7 percent from $137.0 million in 2022 to $127.9 million in 2023. Average non-interest bearing demand deposits decreased 5.2 percent to $175.2 million in 2023 from $184.8 million in 2022. Average interest bearing NOW accounts decreased 5.4 percent from $160.8 million in 2022 to $152.1 million in 2023.

The average balance and average rate paid on deposits are summarized as follows:

	September 30, 2023		September 30, 2022
	Average	Average	Average	Average	Change
(In Thousands)	Balance	Rate	Balance	Rate	Amount	%
Non-interest bearing	$175,167	—%	$184,815	—%	$(9,648)	(5.2)%
Savings	162,218	0.03	172,010	0.03	(9,792)	(5.7)
Now deposits	152,140	0.07	160,778	0.04	(8,638)	(5.4)
Money market deposits	46,286	1.35	53,444	0.39	(7,158)	(13.4)
Time deposits	127,881	1.79	137,039	1.02	(9,158)	(6.7)
Total deposits	$663,692	0.46%	$708,086	0.24%	$(44,394)	(6.3)%

See Note 4 within the Corporation’s Notes to the Consolidated Financial Statements (Unaudited) which are included in this Quarterly Report on Form 10Q for more information regarding the Corporation’s deposits as of September 30, 2023.

Short-Term Borrowings

The average balance of short-term borrowings, including securities sold under agreements to repurchase and day-to-day FHLB - Pittsburgh borrowings increased $45.1 million or 33.8 percent from $142.1 million in 2022 to $187.3 million in 2023. Average short-term borrowings amounted to 27.2 percent of total interest-bearing liabilities as of September 30, 2023 as compared to 21.4 percent in 2022. Short-term borrowings consist primarily of securities sold under agreements to repurchase and periodic overnight or less than 30-day Federal Home Loan Bank advances.

See Note 5 within the Corporation’s Notes to the Consolidated Financial Statements (Unaudited) which are included in this Quarterly Report on Form 10Q for more information regarding the Corporation’s short-term borrowings as of September 30, 2023.

Long-Term Borrowings

Long-term borrowings consist of advances due to the FHLB - Pittsburgh. Under terms of a blanket agreement, the loans were secured by certain qualifying assets of the Bank which consisted principally of first mortgage loans. The carrying value of these collateralized items was $269,690,000 at September 30, 2023. The Bank has lines of credit with the Federal Reserve Bank Discount Window, FHLB – Pittsburgh, and Atlantic Community Bankers Bank in the aggregate amount of $279,689,000 at September 30, 2023. The unused portion of these lines of credit was $238,603,000 at September 30, 2023.

See Note 6 within the Corporation’s Notes to the Consolidated Financial Statements (Unaudited) which are included in this Quarterly Report on Form 10Q for more information regarding the Corporation’s long-term borrowings as of September 30, 2023.

Capital Resources

Capital continues to be a strength for the Corporation and the Bank. Capital is critical as it must provide growth, payment to shareholders, and absorption of unforeseen losses. The federal regulators provide standards that must be met. As of September 30, 2023, the Corporation was categorized as well-capitalized under the regulatory framework for prompt corrective action. Quantitative measures established by regulatory capital standards to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier I Capital (as defined in the regulations) to risk-weighted assets (as defined), Common Equity Tier I Capital (as defined) to risk-weighted assets (as defined), and of Tier I Capital (as defined) to average assets (as defined). Management believes, as of September 30, 2023 and December 31, 2022, that the Corporation and the Bank met all capital adequacy requirements to which they are subject.

The following table reflects CCFNB’s actual consolidated capital amounts and ratios at September 30, 2023 and December 31, 2022:

(In Thousands)	September 30, 2023		December 31, 2022
	Amount	Ratio	Amount	Ratio
Total Capital
(to Risk-weighted Assets)
Actual	$114,864	20.9%	$112,969	21.0%
For Capital Adequacy Purposes	44,039	8.0	42,956	8.0
To Be Well-Capitalized	55,049	10.0	53,695	10.0

Tier I Capital
(to Risk-weighted Assets)
Actual	$108,751	19.8%	$106,249	19.8%
For Capital Adequacy Purposes	33,030	6.0	32,217	6.0
To Be Well-Capitalized	44,040	8.0	42,956	8.0

Tier I Capital
(to Average Assets)
Actual	$108,751	11.1%	$106,249	11.0%
For Capital Adequacy Purposes	39,353	4.0	38,576	4.0
To Be Well-Capitalized	49,191	5.0	48,220	5.0

Common Equity Tier I Capital
(to Risk-weighted Assets)
Actual	$108,751	19.8%	$106,249	19.8%
For Capital Adequacy Purposes	24,772	4.5	24,163	4.5
To Be Well-Capitalized	35,782	6.5	34,902	6.5

The Corporation’s capital ratios are not materially different from those of the Bank.

RESULTS OF OPERATIONS

Net Interest Income

Comparison of Three Months Ended September 30, 2023 and 2022

Tax-equivalent net interest income, as reflected in the following tables, decreased $1.0 million to $5.0 million at September 30, 2023 when compared to the same 2022 time period. Reported tax-equivalent interest income increased $1.4 million to $8.5 million for the three months-ended September 30, 2023 when compared to the same 2022 time period. The increase to interest income was rate and volume driven as maturing investment securities repriced to market rates, as well as, adjusting rates on existing loans and new growth throughout the past year. Investment security tax-equivalent interest income for the three months-ended September 30, 2023 increased $140 thousand when compared to 2022 results. Average balances of investment securities decreased $18.7 million as the portfolio was marked to fair value and offset new purchases. In addition, the average rate earned on investment securities increased 25 basis points to 1.74% as of September 30, 2023. Loan interest income for the three months-ended September 30, 2023 increased $1.3 million when compared to 2022 results. The average balance of loans increased $47.9 million, or 9.5%, when compared to 2022 balances. In addition, the average loan rate for the three months-ended September 30, 2023 increased 57 bps when compared to 2022. Reported interest expense increased $2.4 million to $3.5 million for the three months-ended September 30, 2023 when compared to the same 2022 time period. The increase was primarily rate driven as maturing time deposits re-priced during the year increasing the average rate paid on interest-bearing deposits to 0.74 percent for the three months-ended September 30, 2023 from 0.34 percent at September 30, 2022. In addition, the average rate paid on borrowings increased to 4.74 percent for the three months-ended September 30, 2023 from 1.71 percent at September 30, 2022. Over the same time period, the average balance of borrowings increased $62.4 million to $218.1 million at September 30, 2023 from $155.7 million at September 30, 2022. Net interest margin decreased to 2.21 percent at September 30, 2023 from 2.67 percent at September 30, 2022 as the average rate on interest-bearing liabilities increased from 0.66% as of September 30, 2022 to 1.99% as of September 30, 2023.

The following Average Balance Sheet and Rate Analysis tables presents the average assets, actual income or expense and the average yield on assets, liabilities and stockholders’ equity for the three months ended September 30, 2023 and 2022.

AVERAGE BALANCE SHEET AND RATE ANALYSIS

THREE MONTHS ENDED SEPTEMBER 30,

	2023			2022
(In Thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS:	(1)			(1)
Tax-exempt loans	$30,105	$307	4.05%	$23,899	$199	3.30%
All other loans	523,896	6,629	5.02%	482,179	5,418	4.46%
Total loans (2)(3)(4)	554,001	6,936	4.97%	506,078	5,617	4.40%

Taxable securities	323,105	1,333	1.65%	352,269	1,302	1.48%
Tax-exempt securitites (3)	14,893	135	3.63%	4,380	26	2.37%
Total securities	337,998	1,468	1.74%	356,649	1,328	1.49%

Federal funds sold	2	—	0.00%	1,765	9	2.02%
Interest-bearing deposits	6,163	84	5.41%	29,763	174	2.32%

Total interest-earning assets	898,164	8,488	3.75%	894,255	7,128	3.17%

Other assets	67,141			64,918

TOTAL ASSETS	$965,305			$959,173

LIABILITIES:
Savings	$156,701	12	0.03%	$174,700	14	0.03%
Now deposits	151,345	51	0.13%	160,603	16	0.04%
Money market deposits	42,337	158	1.48%	53,479	89	0.66%
Time deposits	129,046	671	2.06%	132,900	334	1.00%
Total deposits	479,429	892	0.74%	521,682	453	0.34%

Short-term borrowings	193,126	2,337	4.80%	155,681	673	1.72%
Long-term borrowings	25,022	268	4.25%	25	—	0.00%
Total borrowings	218,148	2,605	4.74%	155,706	673	1.71%

Total interest-bearing liabilities	697,577	3,497	1.99%	677,388	1,126	0.66%

Demand deposits	172,841			186,508
Other liabilities	5,028			5,750
Stockholders’ equity	89,859			89,527
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$965,305			$959,173
Interest rate spread (6)			1.77%			2.51%
Net interest income/margin (5)		$4,991	2.21%		$6,002	2.67%

(1)	Average volume information was compared using daily (or monthly) averages for interest-earning and bearing accounts. Certain balance sheet items utilized quarter-end balances for averages.
(2)	Interest on loans includes fee income.
(3)	Tax exempt interest revenue is shown on a tax-equivalent basis using a statutory federal income tax rate of 21 percent for 2023 and 2022.
(4)	Nonaccrual loans have been included with loans for the purpose of analyzing net interest earnings.
(5)	Net interest margin is computed by dividing annualized net interest income by total interest earning assets.
(6)	Interest rate spread represents the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.

Comparison of Nine Months Ended September 30, 2023 and 2022

Tax-equivalent net interest income, as reflected in the following tables, decreased $1.7 million to $15.3 million at September 30, 2023 when compared to the same 2022 time period. Reported tax-equivalent interest income increased $5.0 million to $24.3 million for the nine months-ended September 30, 2023 when compared to the same 2022 time period. The increase to interest income was rate and volume driven as maturing and called investment securities repriced to market rates, as well as, new loan growth and adjusting rates on existing loans throughout the past year. Investment security tax-equivalent interest income for the nine months-ended September 30, 2023 increased $1.0 million when compared to 2022 results. Loan interest income for the nine months-ended September 30, 2023 increased $4.1 million when compared to 2022 results. The average balance of loans increased $62.8 million, or 13.0%, when compared to 2022 balances. In addition, the average loan rate for the nine months-ended September 30, 2023 increased 51 bps when compared to 2022. Reported interest expense increased $6.7 million to $9.0 million for the nine months-ended September 30, 2023 when compared to the same 2022 time period. The increase was primarily rate driven as maturing time deposits re-priced during the year increasing the average rate paid on interest-bearing deposits to 0.63 percent for the nine months-ended September 30, 2023 from 0.33 percent at September 30, 2022. In addition, the average rate paid on borrowings increased to 4.45 percent for the nine months-ended September 30, 2023 from 0.88 percent at September 30, 2022. Over the same time period, the average balance of borrowings increased $58.1 million to $200.3 million at September 30, 2023 from $142.2 million at September 30, 2022. Net interest margin decreased to 2.29 percent at September 30, 2023 from 2.56 percent at September 30, 2022 as the average rate on interest-bearing liabilities increased from 0.45% as of September 30, 2022 to 1.74% as of September 30, 2023.

The following Average Balance Sheet and Rate Analysis tables presents the average assets, actual income or expense and the average yield on assets, liabilities and stockholders’ equity for the nine months ended September 30, 2023 and 2022.

AVERAGE BALANCE SHEET AND RATE ANALYSIS

NINE MONTHS ENDED SEPTEMBER 30,

(In Thousands)	2023			2022
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS:	(1)			(1)
Tax-exempt loans	$30,423	$853	3.75%	$24,032	$582	3.24%
All other loans	515,801	18,862	4.89%	459,433	15,033	4.37%
Total loans (2)(3)(4)	546,224	19,715	4.83%	483,465	15,615	4.32%

Taxable securities	328,166	3,863	1.57%	349,597	3,232	1.23%
Tax-exempt securitites (3)	14,772	504	4.55%	5,112	118	3.08%
Total securities	342,938	4,367	1.70%	354,709	3,350	1.26%

Federal funds sold	5	—	0.00%	3,814	15	0.53%
Interest-bearing deposits	4,353	169	5.19%	44,856	261	0.78%

Total interest-earning assets	893,520	24,251	3.63%	886,844	19,241	2.90%

Other assets	64,895			63,531

TOTAL ASSETS	$958,415			$950,375

LIABILITIES:
Savings	$162,218	36	0.03%	$172,010	39	0.03%
Now deposits	152,140	82	0.07%	160,778	48	0.04%
Money market deposits	46,286	467	1.35%	53,444	154	0.39%
Time deposits	127,881	1,714	1.79%	137,039	1,048	1.02%
Total deposits	488,525	2,299	0.63%	523,271	1,289	0.33%

Short-term borrowings	187,266	6,248	4.46%	142,126	930	0.87%
Long-term borrowings	13,026	414	4.25%	26	1	5.14%
Total borrowings	200,292	6,662	4.45%	142,152	931	0.88%

Total interest-bearing liabilities	688,817	8,961	1.74%	665,423	2,220	0.45%

Demand deposits	175,167			184,815
Other liabilities	4,618			6,170
Stockholders’ equity	89,813			93,967
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$958,415			$950,375

Interest rate spread (6)			1.89%			2.45%
Net interest income/margin (5)		$15,290	2.29%		$17,021	2.56%

(1)	Average volume information was compared using daily (or monthly) averages for interest-earning and bearing accounts. Certain balance sheet items utilized quarter-end balances for averages.
(2)	Interest on loans includes fee income.
(3)	Tax exempt interest revenue is shown on a tax-equivalent basis using a statutory federal income tax rate of 21 percent for 2023 and 2022.
(4)	Nonaccrual loans have been included with loans for the purpose of analyzing net interest earnings.
(5)	Net interest margin is computed by dividing annualized net interest income by total interest earning assets.
(6)	Interest rate spread represents the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.

Reconcilement of Taxable Equivalent Net Interest Income
	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2023	2022	2023	2022

Total interest income	$8,388	$7,079	$23,966	$19,094
Total interest expense	3,497	1,126	8,961	2,220

Net interest income	4,891	5,953	15,005	16,874
Tax equivalent adjustment	100	49	285	147

Net interest income
(fully taxable equivalent)	$4,991	$6,002	$15,290	$17,021

Rate/Volume Analysis

To enhance the understanding of the effects of volumes (the average balance of earning assets and costing liabilities) and average interest rate fluctuations on the consolidated balance sheet as it pertains to net interest income, the table below reflects these changes for 2023 versus 2022:

(In Thousands)	Three Months Ended September 30,			Nine Months Ended September 30,
	2023 vs 2022			2023 vs 2022
	Increase (Decrease)			Increase (Decrease)
	Due to			Due to
	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Loans, tax-exempt	$63	$45	$108	$179	$92	$271
Loans	528	683	1,211	2,061	1,768	3,829
Taxable investment securities	(120)	151	31	(252)	883	631
Tax-exempt investment securities	95	14	109	330	56	386
Federal funds sold	(9)	—	(9)	—	(15)	(15)
Interest bearing deposits	(322)	232	(90)	(1,572)	1,480	(92)
Total interest-earning assets	235	1,125	1,360	746	4,264	5,010

Interest expense:
Savings	(1)	(1)	(2)	(2)	(1)	(3)
NOW deposits	(3)	38	35	(5)	39	34
Money market deposits	(42)	111	69	(72)	385	313
Time deposits	(20)	357	337	(123)	789	666
Short-term borrowings	453	1,211	1,664	1,506	3,812	5,318
Long-term borrowings, FHLB	268	—	268	413	—	413
Total interest-bearing liabilities	655	1,716	2,371	1,717	5,024	6,741
Change in net interest income	$(420)	$(591)	$(1,011)	$(971)	$(760)	$(1,731)

(Credit) Provision for Credit Losses - Loans

For the nine months-ended September 30, 2023, the Corporation recorded a $594 thousand credit for credit losses given the clarity that exists with the COVID-19 pandemic and the related financial condition of municipalities and the local businesses. The September 30, 2023 credit, calculated under the new Current Expected Credit Losses “CECL”, reflected improvements in the projected economic forecasts and real estate valuations. CCFNB adopted the CECL accounting standard effective January 1, 2023. For the nine months-ended September 30, 2022, CCFNB recorded a credit for credit losses of $1.4 million.

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

See Note 1 and 3 within the Corporation’s Notes to the Consolidated Financial Statements (Unaudited) which are included in this Quarterly Report on Form 10Q for more information regarding the Corporation’s allowance for credit losses as of September 30, 2023.

Non-interest Income

Comparison of Three Months Ended September 30, 2023 and 2022

Total non-interest income increased $1.0 million to $1.5 million for the three months-ended September 30, 2023. The service charges and fees decreased $95 thousand or 16.6 percent to $477 thousand for the three months-ended September 30, 2023. Gain on sale of loans decreased $7 thousand or 9.3 percent from $75 thousand in 2022 to $68 thousand in 2023. Trust income decreased $24 thousand or 11.0 percent from $219 thousand in 2022 to $195 thousand in 2023. The market value of equity securities decreased $118 thousand for the three months ended September 30, 2023. For the three months ended September 30, 2022, the Corporation realized gross losses of $1,236,000 from the sale of investment debt securities.

	For The Three Months Ended
	September 30, 2023		September 30, 2022		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Service charges and fees	$477	31.4%	$572	114.8%	$(95)	(16.6)%
Gain on sale of loans	68	4.5	75	15.1	(7)	(9.3)
Earnings on bank-owned life insurance	113	7.4	109	21.9	4	3.7
Brokerage	146	9.6	125	25.1	21	16.8
Trust	195	12.8	219	44.0	(24)	(11.0)
Loss on equity securities	(118)	(7.8)	(17)	(3.4)	(101)	—
Investment security losses, net	—	—	(1,236)	(248.2)	1,236	—
Interchange fees	428	28.1	428	85.9	—	—
Other	213	14.0	223	44.8	(10)	(4.5)
Total non-interest income	$1,522	100.0%	$498	100.0%	$1,024	205.6%

Comparison of Nine Months Ended September 30, 2023 and 2022

Total non-interest income increased $791 thousand or 6.5 percent to $4.9 million for the nine months-ended September 30, 2023. The service charges and fees decreased $60 thousand or 3.8 percent to $1.5 million for the nine months-ended September 30, 2023. Gain on sale of loans decreased $238 thousand or 55.2 percent from $431 thousand in 2022 to $193 thousand in 2023. Trust income increased $8 thousand or 1.3 percent from $605 thousand in 2022 to $613 thousand in 2023. The market value of equity securities decreased $205 thousand for the nine months ended September 30, 2023. . For the nine months ended September 30, 2022, the Corporation realized gross losses of $1,236,000 from the sale of investment debt securities.

(In Thousands)	For The Nine Months Ended
	September 30, 2023		September 30, 2022		Change
	Amount	% Total	Amount	% Total	Amount	%
Service charges and fees	$1,516	31.2%	$1,576	38.8%	$(60)	(3.8)%
Gain on sale of loans	193	4.0	431	10.6	(238)	(55.2)
Earnings on bank-owned life insurance	335	6.9	320	7.9	15	4.7
Brokerage	425	8.8	448	11.0	(23)	(5.1)
Trust	613	12.6	605	14.9	8	1.3
Loss on equity securities	(265)	(5.5)	(60)	(1.5)	(205)	—
Investment security losses, net	—	—	(1,236)	(30.4)	1,236	—
Interchange fees	1,294	26.7	1,285	31.6	9	0.7
Other	743	15.3	694	17.1	49	7.1
Total non-interest income	$4,854	100.0%	$4,063	100.0%	$791	19.5%

Non-interest Expense

Comparison of Three Months Ended September 30, 2023 and 2022

Total non-interest expense increased $605 thousand or 13.0 percent from $4.7 million in 2022. Professional fees increased $89 thousand for the three months-ended September 30, 2023 primarily from additional services. Salaries decreased $63 thousand, employee benefits decreased $266 thousand, occupancy decreased $10 thousand, furniture and fixtures increased $118 thousand, and automated teller machine and interchange increased $10 thousand. Merger related expenses increased $ 757 thousand for the three months ended September 30, 2023. Other expenses increased $154 thousand for the three months ended September 30, 2023.

One standard to measure non -interest expense is to express annualized non-interest expense as a percentage of average total assets. As of September 30, 2023 this percentage was 2.19 percent compared to 1.95 percent in 2022.

(In Thousands)	For The Three Months Ended
	September 30, 2023		September 30, 2022		Change
	Amount	% Total	Amount	% Total	Amount	%
Salaries	$1,788	33.8%	$1,851	39.6%	$(63)	(3.4)%
Employee benefits	487	9.2	753	16.1	(266)	(35.3)
Occupancy	326	6.2	336	7.2	(10)	(3.0)
Furniture and equipment	536	10.2	418	9.0	118	28.2
State shares tax	(58)	(1.1)	177	3.8	(235)	(132.8)
Professional fees	363	6.9	274	5.9	89	32.5
Directors fees	72	1.4	71	1.5	1	1.4
FDIC assessments	110	2.1	64	1.4	46	71.9
Telecommunications	83	1.6	79	1.7	4	5.1
Automated teller machine and interchange	111	2.1	101	2.2	10	9.9
Merger related expenses	757	14.4	—	—	757	—
Other	698	13.2	544	11.6	154	28.3
Total non-interest expense	$5,273	100.0%	$4,668	100.0%	$605	13.0%

Comparison of Nine Months Ended September 30, 2023 and 2022

Total non-interest expense increased $917 thousand or 6.5 percent from $14.9 million in 2022. Professional fees increased $71 thousand for the nine months-ended September 30, 2023 primarily from additional services. Salaries decreased $202 thousand, employee benefits decreased $370 thousand, occupancy decreased $38 thousand, furniture and fixtures increased $275 thousand, and automated teller machine and interchange increased $15 thousand. Merger related expenses increased $ 1.2 million for the nine months ended September 30, 2023. Other expenses increased $157 thousand for the nine months ended September 30, 2023.

One standard to measure non -interest expense is to express annualized non-interest expense as a percentage of average total assets. As of September 30, 2023 this percentage was 2.08 percent compared to 1.97 percent in 2022.

(In Thousands)	For The Nine Months Ended
	September 30, 2023		September 30, 2022		Change
	Amount	% Total	Amount	% Total	Amount	%
Salaries	$5,420	36.3%	$5,622	40.0%	$(202)	(3.6)%
Employee benefits	1,887	12.6	2,257	16.1	(370)	(16.4)
Occupancy	969	6.5	1,007	7.2	(38)	(3.8)
Furniture and equipment	1,546	10.3	1,271	9.1	275	21.6
State shares tax	234	1.6	521	3.7	(287)	(55.1)
Professional fees	985	6.6	914	6.5	71	7.8
Directors fees	227	1.5	238	1.7	(11)	(4.6)
FDIC assessments	327	2.2	195	1.4	132	67.7
Telecommunications	243	1.6	274	2.0	(31)	(11.3)
Automated teller machine and interchange	221	1.5	206	1.5	15	7.3
Merger related expenses	1,206	8.1	-	—	1,206	—
Other	1,682	11.2	1,525	10.8	157	10.3
Total non-interest expense	$14,947	100.0%	$14,030	100.0%	$917	6.5%

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

The Bank reviews cash flow projections regularly and updates them in order to maintain liquid assets at levels believed to meet the requirements of normal operations, including loan commitments and potential deposit outflows from maturing certificates of deposit and savings withdrawals. While deposits and securities sold under agreements to repurchase are its primary source of funds, when needed it is also able to generate cash through borrowings from the Federal Home Loan Bank of Pittsburgh (“FHLB”). At September 30, 2023, the Bank had remaining available capacity with FHLB, subject to certain collateral restrictions, of $238.6 million.

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

INTEREST RATE RISK MANAGEMENT

Interest rate risk management involves managing the extent to which interest-sensitive assets and interest- sensitive liabilities are matched. Interest rate sensitivity is the relationship between market interest rates and earnings volatility due to the repricing characteristics of assets and liabilities. The Bank’s net interest income is affected by changes in the level of market interest rates. In order to maintain consistent earnings performance, the Bank seeks to manage, to the extent possible, the repricing characteristics of its assets and liabilities.

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

At September 30, 2023, our cumulative gap positions and the potential earnings change resulting from various change in rates were both within the internal risk management guidelines.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Not required for smaller reporting companies.

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

The CEO and CFO have evaluated the changes to our internal controls over financial reporting that occurred during our fiscal Quarter Ended September 30, 2023, as required by paragraph (d) Rules 13a – 15 and 15d – 15 under the Securities Exchange Act of 1934, as amended, and have concluded that there were no changes that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II Other Information

Item 1. Legal Proceedings

At September 30, 2023, the Corporation was not involved in any legal proceedings other than routine legal proceedings in the ordinary course of business, which involve amounts which, in the aggregate, are believed by management to be immaterial to the financial condition of the Corporation. In addition, no material proceedings are pending or are known to be threatened or contemplated against the Corporation by government authorities.

Item 1A. Risk Factors

Not required for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	The Corporation did not sell any securities during the third quarter of 2023 that were not registered.

(b)	Not applicable.

(c) Not applicable. The Corporation does not have a class of equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a)	None

(b)	None

(c)	Not Applicable

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

31.1 Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2 Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1 Section 1350 Certification of Chief Executive Officer

32.2 Section 1350 Certification of Chief Financial Officer

101 The following materials from the Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2023, formatted in XBRL (Extensible Business Reporting Language); (i) the Consolidated Balance Sheets (unaudited), (ii) the Consolidated Statements of Income (unaudited), (iii) the Consolidated Statement of Comprehensive Income (unaudited), (iv) the Consolidated Statement of Changes in Stockholders’ Equity (unaudited), (v) the Consolidated Statements of Cash Flows (unaudited), and (vi) the Notes to Consolidated Financial Statements (unaudited).

104 Cover Page for Interactive Data File (embedded with the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CCFNB BANCORP, INC.
(Registrant)

By	/s/ Lance O. Diehl

Lance O. Diehl
President and CEO
(Principal Executive Officer)
Date:	November 9, 2023

By	/s/ Jeffrey T. Arnold

Jeffrey T. Arnold, CPA, CIA
Chief Financial Officer and Treasurer
(Principal Financial Officer)
(Principal Accounting Officer)
Date:	November 9, 2023