Form 10-K
period 2023-12-31
MUNCY COLUMBIA FINANCIAL Corp
filed 2024-03-12
CIK 731122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year-ended December 31, 2023

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________to________________

Commission file No. 000-19028

MUNCY COLUMBIA FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

pennsylvania	23-2254643
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
232 East Street, Bloomsburg, Pennsylvania	17815
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (570) 784-4400

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
None	None	None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐  No ☒

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

Yes ☒  NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒  NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,“ “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer☐ Accelerated filer ☐

Non-accelerated Filer☒ Smaller reporting company ☒

 Emerging growth company☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐  No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates at June 30, 2023, the registrant’s most recently completed second fiscal quarter, was $83,797,191.

The number of shares of common stock outstanding at March 12, 2024 was 3,570,276.

Documents Incorporated by Reference: Portions of the registrant’s proxy statement for the annual meeting of shareholders to be held on April 23, 2024 are incorporated by reference into Parts III and IV of this Annual Report on Form 10-K. Except as expressly incorporated by reference, the registrant’s definitive proxy statement shall not be deemed to be part of this report.

i

MUNCY COLUMBIA FINANCIAL CORPORATION
FORM 10-K

PART I

Item 1. Business

General

On April 18, 2023, CCFNB Bancorp, Inc. (“CCFNB”) and Muncy Bank Financial, Inc. (“MBF”) jointly announced the signing of a definitive merger agreement to combine the two companies in a strategic merger of equals. Effective November 11, 2023, the merger was completed. Under the terms of the Merger Agreement, (i) MBF merged with and into CCFNB, with CCFNB being the surviving entity, and (ii) The Muncy Bank & Trust Company merged with and into CCFNB’s wholly-owned banking subsidiary, First Columbia Bank & Trust Co. (“First Columbia Bank”), with First Columbia Bank being the surviving bank (the “Mergers”). In connection with the Mergers, CCFNB changed its name to Muncy Columbia Financial Corporation (the “Corporation”) and First Columbia Bank changed its name to Journey Bank (the “Bank”). Total purchase consideration was $55.1 million, including 1,488,960 shares of the Corporation’s common stock issued with a value of $55,092,000 and cash of $9,000 paid for fractional shares. Holders of MBF common stock prior to the consummation of the merger held approximately 41.7% of the Corporation’s common stock outstanding immediately following the merger.

The Corporation is a registered financial holding company, bank holding company, and Pennsylvania business corporation, headquartered in Bloomsburg, Pennsylvania. The Corporation has one wholly-owned bank subsidiary which is the Bank. A substantial part of the Corporation’s business consists of the management and supervision of the Bank. The Corporation’s principal source of income is dividends paid by the Bank. At December 31, 2023, the Corporation had approximately:

•$1.6 billion in total assets;

•$1.1 billion in gross loans;

•$1.2 billion in deposits; and

•$154 million in stockholders’ equity.

The Bank is a state-chartered, nonmember bank, whose deposits are insured by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation (“FDIC”). The Bank is a full-service commercial bank providing a range of services and products, including time and demand deposit accounts, consumer, commercial and mortgage loans to individuals and small to medium-sized businesses in its Northcentral Pennsylvania market area. The Bank also operates a full-service trust department and offers brokerage services through a third-party networking agreement. At December 31, 2023, the Bank had twenty-two branch banking offices which are located in the Pennsylvania counties of Clinton, Columbia, Lycoming, Montour and Northumberland.

The Corporation considers its branch banking offices to be a single operating segment, because these branches have similar:

•economic characteristics,

•products and services,

•operating processes,

•delivery systems,

•customer bases, and

•regulatory oversight.

The Corporation has not operated any other reportable operating segments in the 2-year period ended December 31, 2023. The Corporation has combined financial information for our third-party brokerage operation with our financial information because this operation does not meet the quantitative threshold for a reporting operating segment.

As of December 31, 2023, the Corporation had 270 employees on a full-time equivalent basis. The Corporation and the Bank are not parties to any collective bargaining agreement and employee relations are considered to be good.

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

Regulation and Supervision

The Corporation and the Bank operate in a highly regulated industry and are subject to a variety of statutes, regulations, and policies, as well as ongoing regulatory supervision and review. Significant federal statutes that apply to the Corporation and the Bank include the Gramm Leach Bliley Act (“GLB Act”), the Bank Holding Company Act (“BHCA”), the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the USA Patriot Act, the Federal Reserve Act and the Federal Deposit Insurance Act. The Bank is subject primarily to the provisions of the Federal Deposit Insurance Act and, as a state-chartered financial institution, to the Pennsylvania Banking Code of 1965. In general, these statutes, regulations promulgated in accordance with these statutes, and interpretations of the statutes and regulations by the banking regulatory agencies establish the eligible business activities of the Corporation and the Bank, certain acquisition and merger restrictions, limitations on intercompany transactions, such as loans and dividends, and capital adequacy requirements, among other things. These laws, regulations and policies are subject to frequent change and the Corporation takes measures to comply with applicable requirements. The following summarizes some of the more significant provisions of these laws as they relate to the Corporation and the Bank. To the extent that the following information describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory provisions. Any change in applicable law or regulation may have a material effect on the business and prospects of the Corporation and the Bank.

Financial and Bank Holding Company Activities

As a financial holding company, the Corporation may engage in, and acquire companies engaged in, activities that are considered “financial in nature”, as defined by the GLB Act and Federal Reserve Board interpretations. These activities include, among other things, securities underwriting, dealing and market-making, sponsoring mutual funds and investment companies, insurance underwriting and agency activities, and merchant banking. If any banking subsidiary of the Corporation ceases to be “well capitalized” or “well managed” under applicable regulatory standards, the Federal Reserve Board may, among other things, place limitations on the Corporation’s ability to conduct the broader financial activities permissible for financial holding companies or, if the deficiencies persist, require the Corporation to divest the banking subsidiary. In addition, if any banking subsidiary of the Corporation receives a Community Reinvestment Act rating of less than satisfactory, the Corporation would be prohibited from engaging in any additional activities other than those permissible for bank holding companies that are not financial holding companies. The Corporation may engage directly or indirectly in activities considered financial in nature, either de novo or by acquisition, as long as it gives the Federal Reserve Board after-the-fact notice of the new activities.

Interstate Banking and Branching

The federal banking agencies are generally authorized to approve interstate bank merger transactions. The Dodd-Frank Act amended federal banking law to permit banks to establish de novo branches in other states to the same extent as a bank chartered by that state would be so permitted. The interstate banking and branching provisions of the federal banking laws would permit the Bank to merge with banks in other states and branch into other states and would also permit banks from other states to acquire banks in the Bank’s market area and to establish de novo branches in the Bank’s market area.

Control Acquisitions

The Change in Bank Control Act prohibits a person or group of persons from acquiring “control” of a bank holding company, unless the Federal Reserve Board has been notified and has not objected to the transaction.

Under a rebuttable presumption established by the Federal Reserve Board, the acquisition of 10% or more of a class of voting stock of a bank holding company with a class of securities registered under Section 12 of the Exchange Act would, under the circumstances set forth in the presumption, constitute acquisition of control of the bank holding company. In addition, a company is required to obtain the approval of the Federal Reserve Board under the Bank Holding Company Act before acquiring 25% (5% in the case of an acquirer that is a bank holding company) or more of any class of outstanding voting stock of a bank holding company, or otherwise obtaining control or a “controlling influence” over that bank holding company.

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

The new rules include a new minimum ratio of common equity tier 1 capital to risk-weighted assets of 4.5% and a common equity tier 1 capital conservation buffer of 2.5% of risk-weighted assets, raise the minimum ratio of tier 1 capital to risk-weighted assets from 4% to 6% and include a minimum leverage ratio of 4%. The new rules implement strict eligibility criteria for regulatory capital instruments and improve the methodology for calculating risk-weighted assets to enhance risk sensitivity.

During 2018, the FRB raised the threshold of its “Small Bank Holding Company” exemption to the application of consolidated capital requirements for qualifying small bank holding companies from $1 billion to $3 billion of consolidated assets. Consequently, qualifying bank holding companies having less than $3 billion of consolidated assets are not subject to the consolidated capital requirements unless otherwise directed by the FRB. As of December 31, 2023, the Corporation qualifies as a small bank holding company and is therefore not subject to the consolidated capital requirements.

Additional information concerning the Corporation and the Bank with respect to capital requirements is incorporated by reference from Note 14, “Regulatory Matters”, of the “Notes to Consolidated Financial Statements” included under Item 8 of this report, and from the “Capital Resources” section of the “Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations”, included under Item 7 of this report.

FDICIA

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), and the regulations promulgated under FDICIA, among other things, established five capital categories for insured depository institutions – well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized – and requires federal bank regulatory agencies to implement systems for “prompt corrective action” for insured depository institutions that do not meet minimum capital requirements based on these categories. Unless a bank is well capitalized, it is subject to restrictions on its ability to offer brokered deposits and on certain other aspects of its operations. An undercapitalized bank must develop a capital restoration plan and its parent bank holding company must guarantee the bank’s compliance with the plan up to the lesser of 5% of the bank’s assets at the time it became undercapitalized and the amount needed to comply with the plan. As of December 31, 2023, the Bank was considered well capitalized based on the guidelines implemented by the bank’s regulatory agencies.

Dividend and Share Repurchase Restrictions

The Corporation is a legal entity separate and distinct from the Bank. The Corporation’s revenues (on a parent company only basis) and its ability to pay dividends to its shareholders, or repurchase shares from its shareholders, are almost entirely dependent upon the receipt of dividends from the Bank. The right of the Corporation, and consequently the rights of its creditors and shareholders to participate in any distribution of the assets or earnings of any subsidiary through the payment of such dividends or otherwise is necessarily subject to the prior claims of creditors of the subsidiary (including depositors) except to the extent that claims of the Corporation, in its capacity as a creditor, may be recognized. Additionally, the ability of the Bank to pay dividends to the Corporation is subject to Pennsylvania state law and various regulatory restrictions.

The declaration of cash dividends on the Corporation’s common stock, or the repurchase of shares of its common stock, is at the discretion of its board of directors, and any decision to declare a dividend, or repurchase shares, is based on a number of factors, including, but not limited to, earnings, prospects, financial condition, regulatory capital levels, applicable covenants under any credit agreements, notes and other contractual restrictions, Pennsylvania law, federal bank regulatory law, and other factors deemed relevant.

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

Other Federal Laws and Regulations

The Corporation’s operations are subject to additional federal laws and regulations applicable to financial institutions, including, without limitation:

•Privacy provisions of the GLB Act and related regulations, which require us to maintain privacy policies intended to safeguard customer financial information, to disclose the policies to our customers and to allow customers to “opt out” of having their financial service providers disclose their confidential financial information to non-affiliated third parties, subject to certain exceptions;

•Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•Consumer protection rules for the sale of insurance products by depository institutions, adopted pursuant to the requirements of the GLB Act; and

•USA Patriot Act, which requires financial institutions to take certain actions to help prevent, detect and prosecute international money laundering and the financing of terrorism.

Sarbanes-Oxley Act of 2002

On July 30, 2002, the Sarbanes-Oxley Act of 2002 was enacted. The Sarbanes-Oxley Act represents a comprehensive revision of laws affecting corporate governance, accounting obligations and corporate reporting. The Sarbanes-Oxley Act is applicable to all companies, such as the Corporation, with equity securities registered or that file reports under the Securities Exchange Act of 1934. In particular, the Sarbanes-Oxley Act established: (i) new requirements for audit committees, including independence, expertise, and responsibilities; (ii) additional responsibilities regarding financial statements for the chief executive officer and chief financial officer; (iii) new standards for auditors and regulation of audits; (iv) increased disclosure and reporting obligations for the company and its directors and executive officers; and (v) new and increased civil and criminal penalties for violations of the securities laws. Many of the provisions were effective immediately while other provisions became effective over a period of time and are subject to rulemaking by the SEC.

FDIC Insurance and Assessments

Under the FDIC’s risk-based assessment system, deposit insurance assessments are based on each insured institution’s total assets less tangible equity, thereby basing deposit insurance assessments on an institution’s total liabilities, not only insured deposits. A bank’s assessment is calculated by multiplying its individual assessment rate by its assessment base (average consolidated total assets less average tangible equity), determined quarterly. Banks with assets less than $10 billion, such as the Bank, are assigned an individual rate based on a formula using financial data and the bank’s CAMELS (capital adequacy, assets, management capability, earnings, liquidity, and sensitivity) ratings.

At December 31, 2023, the Bank was considered in the lowest risk category, for deposit insurance assessments and paid an annual assessment rate of 0.0005 basis points on the assessment base of average consolidated total assets less the average tangible equity during the assessment period.

Dodd-Frank Wall Street Reform and Consumer Protection Act

On July 21, 2010, the Dodd-Frank Act was signed into law. The Dodd-Frank Act is intended to affect a fundamental restructuring of federal banking regulation. Among other things, the Dodd-Frank Act creates a new Financial Stability Oversight Council to identify systemic risks in the financial system and gives federal regulators new authority to take control of and liquidate financial firms. The Dodd-Frank Act additionally creates a new independent federal regulator to administer federal consumer protection laws.  To date, the following provisions of the Dodd-Frank Act are considered to be of the greatest significance to the Corporation:

•expands the authority of the FRB to examine bank holding companies and their subsidiaries, including insured depository institutions;

•requires a bank holding company to be well capitalized and well managed to receive approval of an interstate bank acquisition;

•provides mortgage reform provisions regarding a customer’s ability to pay and making more loans subject to provisions for higher-cost loans and new disclosures;

•created the Consumer Financial Protection Bureau (the “CFPB”) that has rulemaking authority for a wide range of consumer protection laws that apply to all banks and has broad powers to supervise and enforce consumer protection laws;

•made permanent the $250,000 limit for federal deposit insurance at all insured depository institutions;

•includes additional corporate governance and executive compensation requirements on companies subject to the Exchange Act;

•permits FDIC-insured banks to pay interest on business demand deposits;

•requires that holding companies and other companies that directly or indirectly control an insured depository institution serve as a source of financial strength;

•created the Financial Stability Oversight Council with authority to identify institutions and practices that might pose a systemic risk; and

•permits national and state banks to establish interstate branches to the same extent as the branch host state allows establishment of in-state branches.

Consumer Financial Protection Bureau and Consumer Lending Regulation. The Dodd-Frank Act created the CFPB, which is granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the Equal Credit Opportunity Act, Truth in Lending Act (“TILA”), Real Estate Settlement Procedures Act (“RESPA”), Fair Credit Reporting Act, Fair Debt Collection Practices Act, Consumer Financial Privacy provisions of the Gramm-Leach-Bliley Act, and certain other statutes. The CFPB has examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets. Smaller institutions are subject to rules promulgated by the CFPB but continue to be examined and supervised by federal banking regulators for consumer compliance purposes. The CFPB has authority to prevent unfair, deceptive or abusive practices in connection with the offering of consumer financial products. For example, the Dodd-Frank Act authorizes the CFPB to establish certain minimum standards for the origination of residential mortgages including, in certain circumstances, a determination of the borrower’s ability to repay. In addition, the Dodd-Frank Act allows certain borrowers to raise certain defenses to foreclosure if they receive any loan other than a “qualified mortgage” as defined by the CFPB. The Dodd-Frank Act permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal laws and regulations.

The CFPB’s rulemaking, examination and enforcement authority has and will continue to significantly affect financial institutions offering consumer financial products and services, including the Corporation and the Bank. These regulatory activities may limit the types of financial services and products the Bank may offer, which in turn may reduce the Corporation’s revenues.

Community Reinvestment Act

The Community Reinvestment Act requires the FDIC to evaluate the Bank’s performance in helping to meet the credit needs of the entire community it serves, including low- and moderate-income neighborhoods, consistent with safe and sound banking operations, and to take this record into consideration when evaluating certain applications, such as applications to establish, relocate or close branch offices and applications in connection with mergers and other acquisition transactions.  On October 23, 2023, the FDIC and the other federal banking agencies approved changes to their CRA regulations, replacing the existing tests with four new tests and associated performance metrics.  The new CRA regulations will become effective on January 1, 2026.  The Bank achieved a rating of “outstanding” on its most recent CRA examination dated December 5, 2022.

Environmental

The Corporation has no material ongoing costs related to compliance with federal, state, or local environmental laws. From time to time, the Bank originates loans with special environmental considerations. The Bank’s Lending Policy outlines polies and procedures related to loans with special environmental considerations, including the need to obtain Phase I/II Environmental Assessments. Generally, the cost of these assessments is covered by the borrower.

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

Human Capital Resources

We recognize the importance of human capital resources as a cornerstone of our business. The Corporation’s key human capital management objectives are to attract and retain highly qualified individuals that fit our values and culture. The Corporation is an Equal Opportunity and Affirmative Action Employer. We recruit, employ, train, compensate, and promote without regard to race, religion, creed, color, national origin, age, gender, sexual orientation, gender identity, marital status, disability, veteran status, or any other basis protected by applicable federal, state or local law.

 Available Information

The Corporation files reports, proxy and information statements and other information electronically with the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The SEC’s website address is https://www.sec.gov. The Corporation makes its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments thereto available through its website at https://www.journeybank.com. The information contained on our website is not included as a part of, or incorporated by reference in, this Annual Report on Form 10-K. These reports may also be obtained free of charge as soon as practicable after filing or furnishing them to the SEC upon request by sending an email to investorrelations@journeybank.com. Information may also be obtained via written request to Muncy Columbia Financial Corporation, Attention: Chief Financial Officer, 232 East Street, Bloomsburg, PA 17815.

Item 1A.Risk Factors

The operations and financial results of the Corporation are subject to various risks and uncertainties, including those described below. The risks and uncertainties described below are not the only ones the Corporation faces. Additional risks and uncertainties the Corporation is unaware of, or currently believes are not material, may also become important factors affecting the Corporation. If any of the following risks occur, the Corporation’s business, financial condition, operating results and prospects could be materially and adversely affected. In that event, the price of the Corporation’s common stock could decline.

Risks Relating to the Financial Services Industry

Events impacting the financial services industry may adversely affect the business of the Corporation and the market price of its common stock.

Developments and events in the financial services industry, including the large-scale deposit withdrawals over a short period of time at Silicon Valley Bank, Signature Bank and First Republic Bank that resulted in the failure of those institutions, have resulted in decreased confidence in banks among depositors, other counterparties and investors, as well as significant disruption, volatility and reduced valuations of equity and other securities of banks in the capital markets. These events have occurred against the backdrop of a rapidly rising interest rate environment which, among other things, has resulted in unrealized losses in longer duration securities and loans held by banks, and a corresponding decrease in shareholders’ equity and bank capital levels, impacting the dynamics in the competition for bank deposits, and may increase the risk of a potential recession. These events and developments could materially and adversely impact the business or financial condition of the Corporation, including through potential liquidity pressures, reduced net interest margins, and potential increased credit losses. These events and developments have, and could continue to, adversely impact the market price and volatility of the Corporation’s common stock. These events may also result in changes to laws or regulations governing banks and bank holding companies or result in the impositions of restrictions through supervisory or enforcement activities, including higher capital requirements, which could have a material impact on the businesses of the Corporation. The cost of resolving the failures may prompt the FDIC to increase its premiums above the recently increased levels or to issue additional special assessments.

Risks Relating to the Corporation’s Business

Changes in economic conditions, in particular an economic slowdown in central Pennsylvania, could materially and negatively affect the Corporation’s business.

The Corporation’s business is directly impacted by factors such as economic, political and market conditions, broad trends in industry and finance, legislative and regulatory changes, changes in government monetary and fiscal policies and inflation, all of which are beyond the Corporation’s control. Any deterioration in economic conditions, whether caused by national or local concerns, and in particular in Pennsylvania, could result in the following consequences, any of which could hurt the Corporation’s business materially: loan delinquencies may increase; problem assets and foreclosures may increase; demand for the Corporation’s products and services may decrease; low cost or noninterest bearing deposits may decrease; and collateral for loans made by the Corporation, especially real estate, may decline in value, reducing customers’ borrowing power and reducing the value of assets and collateral associated with the Corporation’s existing loans.

An economic downturn or prolonged recession would likely result in further deterioration of the quality of the Corporation’s loan portfolio and reduce the Corporation’s level of deposits, which in turn would hurt its business. If the Corporation experiences an economic downturn or a prolonged economic recession occurs in the economy as a whole, borrowers will be less likely to repay their loans as scheduled. Unlike many larger institutions, the Corporation is not able to spread the risks of unfavorable local economic conditions across a large number of diversified local economies. An economic downturn could, therefore, result in losses that materially and adversely affect the Corporation’s business.

The small- and medium-sized business target market may have fewer financial resources to weather a downturn in the economy.

The Corporation targets its commercial development and marketing strategy to serve the banking and financial services needs of small- and medium-sized businesses. These businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities. If general economic conditions negatively impact this major economic sector in the markets in which the Corporation operates, its results of operations and financial condition, as well as the value of its securities, may be adversely affected.

Competition with other financial institutions may have an adverse effect on the Corporation’s ability to retain and grow its client base, which could have a negative effect on its financial condition or results of operations.

The banking and financial services industry is very competitive and includes services offered from other banks, savings and loan associations, credit unions, mortgage companies, other lenders, and institutions offering uninsured investment alternatives. Legal and regulatory developments have made it easier for new and sometimes unregulated competitors to compete with the Corporation. The financial services industry has and is experiencing an ongoing trend towards consolidation in which fewer large national and regional banks and other financial institutions are replacing many smaller and more local banks. These larger banks and other financial institutions hold a large accumulation of assets and have significantly greater resources and a wider geographic presence or greater accessibility. In some instances, these larger entities operate without the traditional brick and mortar facilities that restrict geographic presence. Some competitors have more aggressive marketing campaigns and better brand recognition, and are able to offer more services, more favorable pricing or greater customer convenience than the Corporation. In addition, competition has increased from other banks and other financial services providers that target the Corporation’s existing or potential customers. As consolidation continues among large banks, the Corporation expects other smaller institutions to try to compete in the markets the Corporation plans to serve. This competition could reduce the Corporation’s net income by decreasing the number and size of the loans that it originates and the interest rates it charges on these loans. Additionally, these competitors may offer higher interest rates, which could decrease the deposits the Corporation attracts or require it to increase rates to retain existing deposits or attract new deposits. Increased deposit competition could adversely affect the Corporation’s ability to generate the funds necessary for lending operations which could increase its cost of funds.

The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Banks, securities firms and insurance companies can merge as part of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking. Technological developments have allowed competitors, including some non-depository institutions, to compete more effectively in local markets and has expanded the range of financial products, services and capital available to the Corporation’s target customers. If the Corporation is unable to implement, maintain and use such technologies effectively, it may not be able to offer products or achieve cost-efficiencies necessary to compete in the industry. In addition, some of these competitors have fewer regulatory constraints and lower cost structures.

Liquidity needs could adversely affect the Corporation’s financial condition and results of operation.

The primary sources of funds of the Corporation are customer deposits and loan repayments. While scheduled loan repayments are a relatively stable source of funds, they are subject to the ability of borrowers to repay the loans. The ability of borrowers to repay loans can be adversely affected by a number of factors, including changes in economic conditions, adverse trends or events affecting business industry groups, reductions in real estate values or markets, business closings or lay-offs, inclement weather, which could be exacerbated by potential climate change, natural disasters and international instability.

Additionally, deposit levels may be affected by a number of factors, including rates paid by competitors, general interest rate levels, regulatory capital requirements, returns available to customers on alternative investments and general economic conditions. Accordingly, the Corporation may be required from time to time to rely on secondary sources of liquidity to meet withdrawal demands or otherwise fund operations. Such sources include proceeds from Federal Home Loan Bank advances, sales of investment securities and loans, and federal funds lines of credit from correspondent banks, as well as out-of-market time deposits. While the Corporation believes that these sources are currently adequate, there can be no assurance they will be sufficient to meet future liquidity demands, particularly if the Corporation continues to grow and experience increasing loan demand. The Corporation may be required to slow or discontinue loan growth, capital expenditures or other investments or liquidate assets should such sources not be adequate.

Changes in prevailing interest rates may reduce the Corporation’s profitability.

The Corporation’s results of operations depend in large part upon the level of its net interest income, which is the difference between interest income from interest-earning assets, such as loans and investment securities, and interest expense on interest-bearing liabilities, such as deposits and other borrowings. Depending on the terms and maturities of the Corporation’s assets and liabilities, a significant change in interest rates could have a material adverse effect on its profitability. Many factors cause changes in interest rates, including governmental monetary policies and domestic and international economic and political conditions. While the Corporation intends to manage the effects of changes in interest rates by adjusting the terms, maturities, and pricing of its assets and liabilities, its efforts may not be effective, and its financial condition and results of operations could suffer.

The Corporation may not be able to adequately anticipate and respond to changes in market interest rates.

The Corporation may be unable to anticipate changes in market interest rates, which are affected by many factors beyond its control including, but not limited to, inflation, recession, unemployment, money supply, monetary policy, and other changes that affect financial markets, both domestic and foreign. The Corporation’s net interest income is affected not only by the level and direction of interest rates, but also by the shape of the yield curve and relationships between interest sensitive instruments and key index rates, as well as balance sheet growth, customer loan and deposit preferences, and the timing of changes in these variables. In the event interest rates increase, the Corporation’s interest costs on liabilities may increase more rapidly than its income on interest earning assets, resulting in a deterioration of its net interest margin. As such, fluctuations in interest rates could have a material adverse effect on the Corporation’s financial condition and results of operations.

Significant increases in interest rates may affect customer loan demand and payment habits.

Significant increases in market interest rates, or the perception that an increase may occur, could adversely impact the Bank’s ability to generate new loans. An increase in market interest rates may also adversely impact the ability of adjustable-rate borrowers to meet repayment obligations, thereby causing nonperforming loans and loan charge-offs to increase in these mortgage products.

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

The Corporation’s decisions regarding allowance for credit losses and credit risk may materially and adversely affect its business.

Making loans and other extensions of credit is an essential element of the Corporation’s business. Although the Corporation seeks to mitigate risks inherent in lending by adhering to specific underwriting practices, the Corporation’s loans and other extensions of credit may not be repaid. The risk of nonpayment is affected by a number of factors, including:

•the duration of the credit;

•credit risks of a particular customer;

•changes in economic and industry conditions; and

•in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral.

The Corporation attempts to maintain an appropriate allowance for credit losses to provide for probable losses in its loan portfolio. The Corporation periodically determines the amount of the allowance based on consideration of several factors, including but not limited to:

•an ongoing review of the quality, mix, and size of the Corporation’s overall loan portfolio;

•the Corporation’s historical loan loss experience;

•evaluation of current and future economic conditions;

•regular reviews of loan delinquencies and loan portfolio quality;

•ongoing review of financial information provided by borrowers; and

•the amount and quality of collateral, including guarantees, securing the loans.

The determination of the appropriate level of the allowance for credit losses inherently involves a high degree of subjectivity and requires the Corporation to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of the Corporation’s control, may require an increase in the allowance for credit losses. In addition, regulatory agencies periodically review the Corporation’s allowance for credit losses and may require an increase in the provision for credit losses or the recognition of further loan charge-offs, based on judgments different than those of management. If charge-offs in future periods exceed the allowance for credit losses, the Corporation will need additional provisions to increase the allowance for credit losses. Any increases in the allowance for credit losses will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on the Corporation’s financial condition and results of operations.

The Corporation may have higher credit losses than it has allowed for in its allowance for credit losses.

The Corporation’s actual credit losses could exceed its allowance for credit losses and therefore its allowance for credit losses may not be adequate. Industry experience shows that a portion of loans will become delinquent and a portion of loans will require partial or entire charge-off. Regardless of the underwriting criteria utilized, losses may be experienced as a result of various factors beyond the Corporation’s control, including among other things, changes in market conditions affecting the value of loan collateral and problems affecting borrower credit.

Our reliance upon the accuracy and completeness of information about customers and counterparties could adversely affect our financial condition and results of operations.

In deciding whether to extend credit or enter into other transactions with customers and counterparties, we rely upon information furnished by or on behalf of customers and counterparties, including financial statements, credit reports and other financial information. We also may rely upon representations of those customers and counterparties, or third parties such as auditors or appraisers, as to the accuracy and completeness of that information. If this information is inaccurate, we could experience a material adverse impact on our results of operations and financial condition.

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

The Bank has strategically selected locations for bank branches based upon regional demographics. Any changes in regional demographics may impact the Bank’s ability to reach or maintain profitability at its branch locations. Changes in regional demographics may also affect the perceived benefits of certain branch locations and management may be required to reduce the number of locations of its branches.

The Corporation is subject to extensive government regulation and supervision that could interfere with its ability to conduct its business and may negatively impact its financial results, restrict its activities, have an adverse impact on its operations, and impose financial requirements or limitations on the conduct of its business.

The Corporation, primarily through the Bank, is subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect depositors’ funds, the Federal Deposit Insurance Fund and the safety and soundness of the banking system as a whole, not stockholders. These regulations affect the Corporation’s lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect the Corporation in substantial and unpredictable ways. Such changes could subject the Corporation to additional costs, limit the types of financial services and products it may offer, and/or limit the pricing it may charge on certain banking services, among other things. The Corporation will have to apply resources to ensure that it is in compliance with any changes to statutes, regulations or regulatory policies, including changes in interpretations or implementation, which may increase its costs of operations and adversely impact its earnings.

The Corporation faces a risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations.

The Bank Secrecy Act, as amended by the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, which we refer to as the Patriot Act, and other laws and regulations require financial institutions, among other duties, to institute and maintain effective anti-money laundering programs and file suspicious activity and currency transaction reports as appropriate. The Financial Crimes Enforcement Network, established by the U.S. Treasury to administer the Bank Secrecy Act, is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the individual federal banking regulators, as well as the U.S. Department of Justice, Drug Enforcement Administration and Internal Revenue Service. There is also increased scrutiny of compliance with the rules enforced by the Office of Foreign Assets Control, which we refer to as OFAC. Over the past several years, federal and state bank regulators also have increased their focus on compliance with Bank Secrecy Act and anti-money laundering regulations. If the Corporation’s policies, procedures and systems are deemed deficient or the policies, procedures and systems of the financial institutions that it has already acquired or may acquire in the future are deficient, it would be subject to liability, including fines and regulatory actions such as restrictions on its ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of its business plan, including its acquisition plans, which would negatively impact its business, financial condition and results of operations. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for the Corporation.

Regulations relating to privacy, information security and data protection could increase the Corporation’s costs, affect or limit how it collects and uses personal information and adversely affect its business opportunities.

The Corporation is subject to various privacy, information security and data protection laws, including requirements concerning security breach notification, and it could be negatively impacted by these laws. For example, the Corporation’s business is subject to the Financial Services Modernization Act of 1999, also known as the Gramm-Leach-Bliley Act, which, among other things: (i) imposes certain limitations on its ability to share nonpublic personal information about its customers with nonaffiliated third parties; (ii) requires that it provide certain disclosures to customers about its information collection, sharing and security practices and afford customers the right to “opt out” of any information sharing by the Corporation with nonaffiliated third parties (with certain exceptions) and (iii) requires it develop, implement and maintain a written comprehensive information security program containing safeguards appropriately based on its size and complexity, the nature and scope of its activities, and the sensitivity of customer information it processes, as well as plans for responding to data security breaches. Various state and federal banking regulators and states have also enacted data security breach notification requirements with varying levels of individual, consumer, regulatory or law enforcement notification in certain circumstances in the event of a security breach. This includes increased privacy-related enforcement activity at the federal level, by the Federal Trade Commission, as well as at the state level, such as with regard to mobile applications. Moreover, legislators and regulators in the United States are increasingly adopting or revising privacy, information security and data protection laws that potentially could have a significant impact on the Corporation’s current and planned privacy, data protection and information security-related practices, the Corporation’s collection, use, sharing, retention and safeguarding of consumer or employee information, and some of its current or planned business activities. This could also increase the Corporation’s costs of compliance and business operations and could reduce income from certain business initiatives.

Compliance with current or future privacy, data protection and information security laws (including those regarding security breach notification) affecting customer or employee data to which the Corporation is subject could result in higher compliance and technology costs and could restrict its ability to provide certain products and services, which could have a material adverse effect on its business, financial conditions or results of operations. the Corporation’s failure to comply with privacy, data protection and information security laws could result in potentially significant regulatory or governmental investigations or actions, litigation, fines, sanctions and damage to its reputation, which could have a material adverse effect on its business, results of operations, financial condition, and the value of its securities.

The Corporation’s use of third-party vendors and other ongoing third-party business relationships are subject to increasing regulatory requirements and attention.

The Corporation regularly uses third party vendors as part of its business. The Corporation also has substantial ongoing business relationships with other third parties. These types of third-party relationships are subject to increasingly demanding regulatory requirements and attention by the Corporation’s federal bank regulators. Regulatory guidance requires all banking organizations to enhance due diligence, ongoing monitoring and control over organizations’ third-party vendors and other ongoing third-party business relationships. The Corporation expects that its regulators will hold it responsible for any deficiencies in its oversight and control of its third-party relationships and in the performance of the parties with which it has these relationships. As a result, if the Corporation’s regulators conclude that it has not exercised adequate oversight and control over its third party vendors or other ongoing third party business relationships or that such third parties have not performed appropriately, the Corporation could be subject to enforcement actions, including civil money penalties or other administrative or judicial penalties or fines as well as requirements for customer remediation, any of which could have a material adverse effect on its business, results of operations, financial condition, and the value of its securities.

Technological advances impact the Corporation’s business; its information systems may experience an interruption or breach in security.

To conduct the Corporation’s business, it relies heavily on new technology-driven products and services, communications and information systems. The Corporation’s future success will depend, in part, on its ability to address the needs of the Corporation’s customers by using technology to provide products and services that will satisfy customer demands for convenience as well as to create additional efficiencies in operations. Any failure, interruption or breach of the security of the Corporation’s information systems could result in failures or disruptions in its customer relationship management, general ledger, deposit, loan and other systems. While the Corporation has policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of the Corporation’s information systems, there can be no assurance that the Corporation can prevent any such failures, interruptions or security breaches or, if they do occur, that they will be adequately addressed. During the normal course of the Corporation’s business, it has experienced and it expects to continue to experience attempts to breach its systems, none of which has been material to the Corporation to date, and it may be unable to protect sensitive data and the integrity of its systems. The occurrence of any failures, interruptions or security breaches of the Corporation’s information systems could damage its reputation, result in a loss of customer business, subject it to additional regulatory scrutiny, or expose it to civil litigation and possible financial liability, any of which could have a material adverse effect on its financial condition and results of operations as well as the value of its securities.

The Corporation’s controls and procedures may fail or be circumvented.

The Corporation regularly reviews and updates its internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well-designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of the Corporation’s controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on its business, results of operations and financial condition.

Negative public opinion surrounding the Corporation and the financial institutions industry generally could damage its reputation and adversely impact its earnings.

Reputation risk, or the risk to the Corporation’s business, earnings and capital from negative public opinion surrounding the Corporation and the financial institutions industry generally, is inherent in its business. Negative public opinion can result from the Corporation’s actual or alleged conduct in any number of activities, including lending practices, corporate governance and acquisitions, and from actions taken by government regulators and community organizations in response to those activities. Negative public opinion regarding the banking and financial services industries generally, such as the public reaction to the Silicon Valley Bank, Signature Bank and First Republic Bank failures, also can negatively affect the Corporation. Negative public opinion can adversely affect the Corporation’s ability to keep and attract clients and employees and can expose it to litigation and regulatory action. Although the Corporation takes steps to minimize reputation risk in dealing with its clients and communities, this risk will always be present given the nature of its business.

The Corporation relies heavily on its senior management team, and the unexpected loss of any of those personnel could adversely affect its operations.

The Corporation is a customer-focused and relationship-driven organization. The Corporation expects its future growth to be driven in a large part by the relationships maintained with its customers by its chief executive officer and by other senior officers. The unexpected loss of any of the Corporation’s key employees could have a material adverse effect on its business and operations, which would have an adverse effect on its business, results of operations, financial condition, and the value of its securities.

The success of the Corporation’s strategy depends on its ability to identify and retain individuals with experience and relationships in its markets.

In order to be successful, the Corporation must identify and retain experienced key management members with local expertise and relationships. Competition for qualified personnel is intense and there are a limited number of qualified persons with knowledge of and experience in the community banking industry in the Corporation’s chosen geographic markets. Even if the Corporation identifies individuals that it believes could assist the Corporation, the Corporation may be unable to recruit these individuals away from more established banks. In addition, the process of identifying and recruiting individuals with the combination of skills and attributes required is often lengthy. The Corporation’s inability to identify, recruit, and retain talented personnel could limit its growth and could materially adversely affect its business, results of operations, financial condition, and the value of its securities.

Higher FDIC deposit insurance premiums and assessments could adversely impact the Corporation’s financial condition.

The Corporation’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC and are subject to deposit insurance assessments to maintain deposit insurance. As an FDIC-insured institution, the Corporation is required to pay quarterly deposit insurance premium assessments to the FDIC. Although the Corporation cannot predict what the insurance assessment rates will be, either a deterioration in its risk-based capital ratios or adjustments to the base assessment rates could have a material adverse impact on its business, financial condition, results of operations, and cash flows.

The Corporation is a holding company dependent for liquidity on payments from the Bank, our major subsidiary, which are subject to restrictions.

The Corporation is a financial holding company and depends on dividends, distributions and other payments from the Bank, our subsidiary, to fund dividend payments to shareholders and to fund all payments on obligations. The Bank is subject to laws that restrict dividend payments or authorize regulatory bodies to block or reduce the flow of funds from it to us. Restrictions or regulatory action of that kind could impede access to funds that we need to make payments on our obligations, dividend payments or stock repurchases. In addition, our right to participate in a distribution of assets upon our subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors.

Commercial real estate loans may increase the Corporation’s exposure to credit risk.

A portion of the Corporation’s loan portfolio is secured by commercial real estate. Loans secured by commercial real estate are generally viewed as having more risk of default than loans secured by residential real estate or consumer loans because repayment of the loans often depends on the successful operation of the property, the income stream of the borrowers, the accuracy of the estimate of the property’s value at completion of construction, and the estimated cost of construction. Such loans are generally more risky than loans secured by residential real estate or consumer loans because those loans are typically not secured by commercial real estate collateral. An adverse development with respect to one lending relationship could expose the Corporation to a significantly greater risk of loss compared with a single-family residential mortgage loan because the Corporation typically has more than one loan with such borrowers. Additionally, these loans typically involve larger loan balances to single borrowers or groups of related borrowers compared with single-family residential mortgage loans. Therefore, the deterioration of one or a few of these loans could cause a significant decline in the related asset quality. If the Corporation’s primary market areas experience an economic slowdown, these loans represent higher risk and could result in a sharp increase in loans charged off and could require the Corporation to significantly increase its allowance for credit losses, which could have a material adverse impact on its business, financial condition, results of operations, and cash flows.

Repayment of commercial business loans is often dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may fluctuate in value.

The Corporation has commercial business loans as part of its loan portfolio. The Corporation’s commercial business loans are originated primarily based on the identified cash flow and general liquidity of the borrower and secondarily on the underlying collateral provided by the borrower and/or repayment capacity of any guarantor. The borrower’s cash flow may be unpredictable, and collateral securing these loans may fluctuate in value. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable or other business assets, the liquidation of collateral in the event of default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories may be obsolete or of limited use. In addition, business assets may depreciate over time, may be difficult to appraise, and may fluctuate in value based on the success of the business. Accordingly, the repayment of commercial business loans depends primarily on the cash flow and credit worthiness of the borrower and secondarily on the underlying collateral value provided by the borrower and liquidity of the guarantor.

The Corporation is limited in the amount it can lend to one borrower.

The Corporation is limited in the amount that it can lend to a single borrower to 15% of Journey Bank’s capital and surplus, with an additional 10% available for certain loans meeting heightened collateral requirements. However, the Corporation generally imposes an internal limit that is more conservative than the legal maximum. The Corporation’s lending limit is significantly less than the limit for many of its competitors and may affect its ability to seek relationships with larger businesses in its market area. From time to time, the Corporation attempts to accommodate larger loans by selling participations in those loans to other financial institutions. However, the Corporation cannot ensure that it will be able to attract or maintain customers seeking larger loans or that it will be able to sell participations in such loans on terms it considers favorable. The Corporation’s inability to attract and maintain these customers or its inability to sell loan participations on favorable terms could adversely impact its business, financial condition, results of operation, and the value of its securities.

The Federal Reserve may require the Corporation to commit capital resources to support the Bank.

The Federal Reserve requires a bank holding company to act as a source of financial and managerial strength to a subsidiary bank and to commit resources to support such subsidiary bank. Under the “source of strength” doctrine, the Federal Reserve may require a bank holding company to make capital injections into a troubled subsidiary bank and may charge the bank holding company with engaging in unsafe and unsound practices for failure to commit resources to such a subsidiary bank. In addition, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) directs the federal bank regulators to require that all companies that directly or indirectly control an insured depository institution serve as a source of financial strength for the institution. Under these requirements, in the future, the Corporation could be required to provide financial assistance to Journey Bank if it experiences financial distress.

A capital infusion may be required at times when the Corporation does not have the resources to provide it, and therefore the Corporation may be required to borrow the funds. In the event of a bank holding company’s bankruptcy, the bankruptcy trustee will assume any commitment by the holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank. Moreover, bankruptcy law provides that claims based on any such commitment will be entitled to a priority of payment over the claims of the holding company’s general unsecured creditors, including the holders of its note obligations. Thus, any borrowing that must be done by the holding company in order to make the required capital injection becomes more difficult and expensive and will adversely impact the holding company’s cash flows, financial condition, results of operations and prospects.

The Corporation may be subject to more stringent capital requirements in the future.

From time to time, the Corporation’s banking regulators change the regulatory capital adequacy guidelines applicable to it and its banking subsidiary. In December 2010 and January 2011, the Basel Committee on Banking Supervision published the final texts of reforms on capital and liquidity generally referred to as “Basel III.” The federal regulatory agencies adopted capital rules implementing the Basel III capital framework in the United States. Under these rules, the Corporation is required to satisfy additional, more stringent, capital adequacy standards than it has in the past. The Corporation has met all of the requirements of the Basel III-based capital rules to date, but the Corporation may fail to do so in the future. In addition, these requirements could have a negative impact on the Corporation’s ability to lend, grow deposit balances, make acquisitions or make capital distributions in the form of dividends or share repurchases. Higher capital levels could also lower the Corporation’s return on equity, which may negatively impact its business, results of operations, financial condition, and the value of its securities.

The use of estimates and valuations in the preparation of the Corporation’s consolidated financial statements requires the exercise of judgment, and may be different from actual results, which could have a material adverse effect on the Corporation’s consolidated financial statements.

The Corporation makes various estimates that affect reported amounts and disclosures. Broadly, those estimates are used in measuring the fair value of certain financial instruments, establishing the provision for credit losses and estimating potential litigation liability. Market volatility may make it difficult to determine the fair value for certain of the Corporation’s assets and liabilities. Subsequent valuations, in light of factors then prevailing, may result in significant changes in the values of these financial instruments in future periods. In addition, at the time of any sales and settlements of these assets and liabilities, the price the Corporation ultimately realizes will depend on the demand and liquidity in the market at that time for that particular type of asset or liability and may be materially lower than its estimate of their current fair value. Estimates are based on available information and judgment. Therefore, actual values and results could differ from the Corporation’s estimates, and that difference could have a material adverse effect on its consolidated financial statements.

Credit losses related to investment securities, impairment charges related to goodwill, other intangible assets, or deferred tax assets could require charges to earnings, which could result in a negative impact on our results of operations.

In assessing investment securities for credit losses, we consider the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuers, and the intent and ability to retain its investment in the issuer for a period of time sufficient to allow for an anticipated recovery in fair value in the near term. Under current accounting standards, goodwill and certain other intangible assets with indeterminate lives are no longer amortized but, instead, are assessed for impairment periodically or when impairment indicators are present. Assessment of goodwill and such other intangible assets could result in circumstances where the applicable intangible asset is deemed to be impaired for accounting purposes. Under such circumstances, the intangible asset’s impairment would be reflected as a charge to earnings in the period during which such impairment is identified. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The impact of each of these impairment matters could have a material adverse effect on our business, result of operations and financial condition.

If we want to, or are compelled to, raise additional capital in the future, that capital may not be available when it is needed and on terms favorable to current shareholders.

Federal banking regulators require us and our banking subsidiary to maintain adequate levels of capital to support our operations. These capital levels are determined and dictated by law, regulation and banking regulatory agencies. In addition, capital levels are also determined by our management and board of directors based on capital levels that they believe are necessary to support our business operations. At December 31, 2023, all three capital ratios for us and our banking subsidiary were above “well capitalized” levels under current bank regulatory guidelines. To be “well capitalized,” banking companies generally must maintain a Tier 1 leverage ratio of at least 5%, a Tier 1 risk-based capital ratio of at least 6.5% and a Total risk-based capital ratio of at least 10%. However, our regulators may require us or our banking subsidiary to operate with higher capital levels.

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

The Corporation may be adversely affected by the soundness of other financial institutions.

Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. The Corporation has exposure to many different industries and counterparties, and routinely executes transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks, and other institutional clients. Many of these transactions expose the Corporation to credit risk in the event of a default by a counterparty or client. In addition, the Corporation’s credit risk may be exacerbated when the collateral held by the Corporation cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the credit or derivative exposure due to the Corporation. Any such losses could have a material adverse effect on the Corporation’s financial condition and results of operations.

The Federal Home Loan Bank of Pittsburgh’s financial condition could deteriorate.

The Bank is a member of the Federal Home Loan Bank of Pittsburgh (FHLB-Pittsburgh), which is one of 11 regional Federal Home Loan Banks. The Bank has a line of credit with the FHLB-Pittsburgh that is secured by a blanket lien on its loan portfolio. Access to this line of credit is critical if a funding need arises. However, there can be no assurance that the FHLB-Pittsburgh will be able to provide funding when needed, nor can there be assurance that the FHLB-Pittsburgh will provide funds specifically to the Bank should its financial condition deteriorate and/or regulators prevent that access. The inability to access this source of funds could have a materially adverse effect on the Corporation’s financial flexibility if alternate financing is not available at acceptable interest rates. The failure of the FHLB-Pittsburgh or the FHLB system in general, may materially impair the Corporation’s ability to meet short- and long-term liquidity needs or to meet growth plans.

The Corporation owns common stock of the FHLB-Pittsburgh to qualify for membership in the FHLB system and access services from the FHLB-Pittsburgh. The FHLB-Pittsburgh faces a variety of risks in its operations including interest rate risk, counterparty credit risk, and adverse changes in its regulatory framework. In addition, the 11 Federal Home Loan Banks are jointly liable for the consolidated obligations of the FHLB system. To the extent that one FHLB cannot meet its obligations, other FHLBs can be called upon to make required payments. Such risks affecting the FHLB-Pittsburgh could adversely impact the value of the Corporation’s investment in the common stock of the FHLB-Pittsburgh and/or affect its access to credit.

There is a risk that the Corporation may not experience the projected benefits of its recent merger.

As described in Item 1, the Corporation completed a merger with Muncy Bank Financial, Inc. during 2023, and expanded its geographic footprint in central Pennsylvania. Merger and acquisition activity involves various risks including: potential exposure to unknown or contingent liabilities of the target company, exposure to potential asset quality issues of the target company, difficulty and expense of integrating the operations and personnel of the target company, potential disruption to the Corporation’s business, potential diversion of management’s time and attention, the possible loss of key employees and customers of the target company, difficulty in estimating the value of the target company and potential changes in banking or tax laws or regulations that may affect the target company. Mergers and acquisitions may involve the payment of a premium over book and market values, and, therefore, some dilution of the Corporation’s tangible book value and net income per share of common stock may occur in connection with any such transaction. Furthermore, failure to realize the expected revenue projections, cost savings, increases in geographic or product presence, and/or other projected benefits from our recent merger could have a material adverse effect on the Corporation’s financial condition or results of operations.

Risks Related to an Investment in the Corporation’s Common Stock

There is a limited trading market in the Corporation common stock, which will hinder your ability to sell the Corporation’s common stock and may lower the market price of the stock.

Although the Corporation common stock is quoted on OTCQX, the Corporation common stock is traded only sporadically. An active trading market for shares of the Corporation common stock may never develop or be sustained. Shareholders may not be able to sell shares when they desire if a liquid trading market does not develop or sell them at a price equal to their cost basis even if a liquid trading market does develop. This limited trading market for the Corporation common stock may also result in a lower market value of the Corporation common stock.

The Corporation can provide no assurance regarding whether, and if so when, it will make dividend payments in the future.

All dividends paid by the Corporation in the future will be dependent on the Corporation’s financial condition, results of operations, and cash flows, as well as capital regulations and dividend restrictions imposed by the rules and regulations of the Pennsylvania Department of Banking and Securities (“PADOBS”), the FDIC, and the Federal Reserve. The Federal Reserve and the FDIC have issued policy statements, which provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings. The FDIC also has the authority under federal law to enjoin a bank from engaging in what in its opinion constitutes an unsafe or unsound practice in conducting its business, including the payment of a dividend under certain circumstances. The Corporation can provide no assurance regarding whether, and if so when, it will make dividend payments in the future.

The Corporation common stock is not FDIC insured and may lose value.

Shares of the Corporation common stock are not savings accounts or deposits and are not insured or guaranteed by the FDIC, or any other governmental agency, and involve investment risk, including the possible loss of the entire value of the investment.

Item 1B.Unresolved Staff Comments

None.

Item 1C.Cybersecurity

We are exposed to various cybersecurity risks that could adversely affect our business, operations, and financial condition.

As a community bank, we rely heavily on information technology and telecommunications systems to conduct our business activities, such as processing transactions, maintaining records, communicating with customers and vendors, and providing online and mobile banking services. These systems are subject to various cybersecurity threats, such as unauthorized access, hacking, phishing, malware, ransomware, denial-of-service attacks, and other malicious or criminal activities, that could compromise the confidentiality, integrity, or availability of our systems, data, or customer information. Cybersecurity threats may originate from external sources, such as cybercriminals, hackers, terrorists, or foreign governments, or from internal sources, such as employees, contractors, or vendors. Cybersecurity threats may also target our third-party service providers, such as core processors, cloud providers, or payment processors, whose systems and data are interconnected with ours.

We have implemented various security measures and controls to protect our systems and data from unauthorized access, use, or disclosure, such as firewalls, encryption, authentication, backup, and recovery, both internally and with our third party managed service provider. We also have established policies and procedures to monitor and respond to cybersecurity incidents, and to comply with applicable laws and regulations regarding cybersecurity and data privacy. We regularly review and update our security measures and controls to address the evolving nature and sophistication of cybersecurity threats. We also provide training and education to our employees and customers on cybersecurity awareness and best practices. In addition, we maintain cyber liability insurance coverage to mitigate the potential financial impact of cybersecurity incidents. Furthermore, internal and external auditors and regulators periodically review our processes, systems, and controls, including with respect to our information security program, to assess their design and operating effectiveness and make recommendations to strengthen our risk management program.

We maintain a Business Continuity and Incident Response Program that provides a documented framework for responding to actual or potential incidents, including engagement of appropriate third parties such as insurance providers and incident response professionals, and timely reporting to our CEO and Board of Directors as appropriate.  The Business Continuity and Incident Response Program is coordinated by the Information Security Officer and key members of management are embedded into the Plan by its design. The Business Continuity and Incident Response Program facilitates coordination across multiple areas of our organization and is evaluated at least annually.

Notwithstanding our defensive measures and processes, the threat posed by cyber-attacks is always present. Our internal systems, processes, and controls are designed to mitigate loss from cyber-attacks. Despite our efforts, we cannot guarantee that our security measures and controls will be sufficient or effective to prevent, detect, or mitigate all cybersecurity incidents or to protect our systems and data from unauthorized access, use, or disclosure. We may experience cybersecurity incidents in the future that could result in operational disruption, reputational damage, customer dissatisfaction, loss of business or revenue, legal liability, regulatory actions, fines, penalties, or remediation costs. Any of these outcomes could have a material adverse effect on our business, operations, and financial condition. While we have experienced cybersecurity incidents in the past, risks from cybersecurity threats have not materially affected the Corporation to date.

Item 2.Properties

The Corporation and its subsidiary occupy twenty-two branch properties in Clinton, Columbia, Lycoming, Montour, and Northumberland Counties in Pennsylvania, which are used principally as banking offices, as well as one ancillary facility. As of December 31, 2023, the Corporation and its subsidiary bank owned twenty-one of such properties and leased two such properties.

We consider our facilities to be suitable and adequate for our current and immediate future purposes.

Item 3. Legal Proceedings

The Corporation and the Bank are involved in various legal proceedings incidental to their business. Management believes that any such legal proceedings will not have a material adverse effect upon the Corporation’s financial condition or results of operations.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5.Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Corporation had 788 stockholders of record and 3,570,276 shares of common stock outstanding, par value of $1.25 per share, the only authorized class of common stock, outstanding as of December 31, 2023. Quotations for the Corporation’s common stock appear under the symbol “CCFN” on the OTCQX, a trading platform operated by OTC Markets Group for companies that are current in their reporting with federal banking regulators. These quotations represent inter-dealer prices and do not include retail mark- up, markdown or commission. They may not necessarily represent actual transactions. The high and low closing sale prices and dividends per share of our common stock for the four quarters of 2023 and 2022 are summarized in the following table.

2023:	High ($)	Low ($)	Dividends Declared ($)
First quarter	51.00	42.02	0.42
Second quarter	44.50	37.50	0.43
Third quarter	43.55	35.00	0.43
Fourth quarter	37.50	33.55	0.43

2022:	High ($)	Low ($)	Dividends Declared ($)
First quarter	55.00	48.05	0.41
Second quarter	58.00	47.60	0.42
Third quarter	53.00	43.50	0.42
Fourth quarter	52.00	43.11	0.42

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

Effective May 10, 2016, the Corporation amended its treasury stock repurchase program. Under the amended program, the Corporation was authorized to repurchase up to 200,000 shares of the Corporation’s common stock. During 2023, the Corporation did not repurchase any shares of its common stock.

The Corporation sells shares of its $1.25 par value per share common stock to employee participants in its Employee Stock Purchase Plan. The following table summarizes the sale of shares within the past three years pursuant to the plan:

Date of Sale	Number of Shares Sold	Offering Price	Aggregate Consideration Received
December 31, 2023	593	$32.09	$19,029
September 30, 2023	614	33.63	20,649
June 30, 2023	460	38.22	17,581
March 31, 2023	514	38.38	19,727
December 31, 2022	430	42.05	18,082
September 30, 2022	501	42.70	21,393
June 30, 2022	387	46.64	18,050
March 31, 2022	333	47.13	15,694
December 31, 2021	378	49.02	18,530
September 30, 2021	402	39.72	15,967
June 30, 2021	378	39.57	14,957
March 31, 2021	425	38.85	16,511

The shares in the table above issued on March 31, 2021, and each quarter thereafter through June 30, 2023, were issued without registration under the Securities Act of 1933, as amended, in reliance upon the exemption provided by 17 CFR 230.701.

Item 6.Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, represents an overview of the financial condition and results of operations of the Corporation and should be read in conjunction with our consolidated financial statements and notes thereto included in Item 8, “Financial Statements and Supplementary Data” and Item 1A, “Risk Factors” of Part I to this Annual Report on Form 10-K.

The Corporation is in the business of providing customary retail, commercial banking and financial services to individuals, businesses and local governments through its 22 branch offices operated by Journey Bank, the Corporation’s wholly-owned subsidiary. The Corporations 22 branch offices are operated in Clinton, Columbia, Lycoming, Montour and Northumberland counties in central Pennsylvania.

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

●Actions by the Federal Reserve Board and other government agencies, including those that impact money supply and market interest rates.

●Changes in our customers’ and suppliers’ performance in general and their creditworthiness in particular.

●Changes in customer preferences and behavior, whether as a result of changing business and economic conditions or other factors.

●Changes resulting from the enacted Dodd-Frank Wall Street Reform and Consumer Protection Act.

●A continuation of recent turbulence in significant segments of the United States and global financial markets, particularly if it worsens, could impact our performance, both directly by affecting our revenues and the value of our assets and liabilities and indirectly by affecting our customers and suppliers and the economy generally.

●Our business and financial performance could be impacted as the financial industry restructures in the current environment by changes in the competitive landscape.

●Given current economic and financial market conditions, our forward-looking statements are subject to the risk that these conditions will be substantially different than we are currently expecting. These statements are based on our current expectations that interest rates will remain at similar levels into 2024.

●Legal and regulatory developments could have an impact on our ability to operate our businesses or our financial condition or results of operations or our competitive position or reputation. Reputational impacts, in turn, could affect matters such as business generation and retention, our ability to attract and retain management, liquidity and funding. These legal and regulatory developments could include: (a) the unfavorable resolution of legal proceedings or regulatory and other governmental inquiries; (b) increased litigation risk from recent regulatory and other governmental developments; (c) the results of the regulatory examination process, and regulators’ future use of supervisory and enforcement tools; (d) legislative and regulatory reforms, including changes to laws and regulations involving tax, pension, education and mortgage lending, the protection of confidential customer information, and other aspects of the financial institution industry; and (e) changes in accounting policies and principles.

●Our business and operating results are affected by our ability to identify and effectively manage risks inherent in our businesses, including, where appropriate, through the effective use of third-party insurance and capital management techniques.

●Our ability to anticipate and respond to technological changes can have an impact on our ability to respond to customer needs and to meet competitive demands.

●Our ability to implement our business initiatives and strategies could affect our financial performance over the next several years.

●Competition can have an impact on customer acquisition, growth and retention, as well as on our credit spreads and product pricing, which can affect market share, deposits and revenues.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Corporation’s financial statements have been prepared in accordance with U.S. GAAP and conform to general practices within the banking industry. In the preparation of its financial statements, the Corporation is required to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses as well as the disclosure of contingent assets and liabilities. Actual results could differ from those estimates. The Corporation’s critical accounting policies are fundamental to understanding this MD&A and are more fully described in Note 1 (“Summary of Significant Accounting Policies”) within the Corporation’s Notes to the Consolidated Financial Statements which are included in Part II of this Annual Report on Form 10-K.

The Corporation defines its critical accounting policies, in accordance with U.S. GAAP. U.S. GAAP requires the Corporation to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on its financial condition and results of operations, as well as the specific manner in which those principles are applied. Application of assumptions different than those used by the Corporation could result in material changes in the Corporation’s financial position or results of operations. The Corporation believes its policies governing the determination of the allowance for credit/loan losses, the fair value of available-for-sale debt securities and the fair values of assets acquired and liabilities assumed in business combinations are critical accounting policies. The Corporation’s management has reviewed and approved these critical accounting policies and has discussed these policies with its Audit Committee. The Corporation believes the critical accounting policies used in the preparation of its financial statements that require significant estimates and judgments are as follows:

Allowance for Credit Losses (ACL) - Loans

As of January 1, 2023, the Corporation adopted Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326): “Measurement of Credit Losses on Financial Instruments,” which replaced the current loss impairment methodology under U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to form credit loss estimates in an effort to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit. ASU 2016-13, commonly referred to as Current Expected Credit Losses (“CECL”), requires a financial asset (or a group of financial assets) to be measured at an amortized cost basis and presented at the net amount expected to be collected. The amendments in this update affect financial assets and net investment in leases that are not accounted for at fair value through net income, including such financial assets as loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. Upon adoption of ASU 2016-13 on January 1, 2023, the Corporation recorded an incremental decrease in the ACL through a cumulative effect adjustment to equity, net of tax, with subsequent adjustments charged to earnings through a provision for credit losses.

Management evaluates the credit quality of the Corporation’s loan portfolio on an ongoing basis and performs a formal review of the adequacy of the ACL on a quarterly basis. The ACL is established through a provision for credit losses charged to earnings and is maintained at a level that management considers to be an estimate of the lifetime expected credit losses of the portfolio as of the evaluation date. Loans, or portions of loans, determined by management to be uncollectible are charged off against the ACL, while recoveries of amounts previously charged off are credited to the ACL.

Determining the amount of the ACL is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows, estimated losses on pools of homogeneous loans based on historical loss experience and reasonable and supportable forecasts, as well as consideration of current economic trends and conditions, all of which may be susceptible to significant change. Banking regulators, as an integral part of their examination of the Corporation, also review the ACL, and may require, based on information available to them at the time of their examination, that certain loan balances be charged off or require that adjustments be made to the ACL. Additionally, the ACL is determined, in part, by the composition and size of the loan portfolio.

The ACL consists of two components, a specific component and a general component. The specific component relates to loans that are individually analyzed for impairment. For such loans, an allowance is established when the discounted cash flows, collateral value or observable market price of the loan is lower than the carrying value of that loan. The general component covers all other loans and is based on historical loss experience adjusted. The general reserve component of the ACL is based on pools of performing loans segregated by loan segment. Historical loss factors are applied based on historical losses in each risk rating category to determine the appropriate reserve related to those loans.

Although the Corporation’s management uses the best information available, the level of the ACL remains an estimate which is subject to significant judgment and short-term change which could have a significant impact on the Corporation’s financial condition or results of operations. From January 1, 2023 to December 31, 2023, the level of the ACL increased from $6.7 million to $9.3 million and the ACL to total loans decreased from 1.37% to 0.87%. The Corporation’s ACL is highly sensitive to the methods, assumptions and estimates underlying its calculation. See Note 1, “Summary of Significant Accounting Policies” and Note 5 “Loans and Allowance for Credit Losses” within the Corporation’s Notes to the Consolidated Financial Statements which are included in Part II of this Annual Report on Form 10-K for additional qualitative and quantitative information about the Corporation’s ACL.

Allowance for Loan Losses – Prior to Adopting ASU 2016-13

The allowance for loan losses represents the Corporation’s best estimate of probable credit losses inherent in the loan portfolio. The adequacy of the Corporation’s allowance for loan losses is evaluated regularly. However, this evaluation is inherently subjective as it includes material estimates and uncertainties, as outlined in the following paragraph. This process also considers economic conditions, uncertainties in estimating losses and inherent risks in the various credit portfolios. All of these factors may be susceptible to significant change. Also, the allocation of the allowance for loan losses to specific loan pools is based on historical loss trends and management’s judgment concerning those trends.

The allowance for loan losses has been determined in accordance with U.S. GAAP, under which the Corporation is required to maintain an adequate allowance for loan losses. The allowance for loan losses is based upon management’s assessment of several factors, including an assessment of probable losses included in the portfolio, giving consideration to the size and composition of the loan portfolio, actual loan loss experience, level of delinquencies, detailed analysis of specific loans for which full collectability may not be assured, the existence and estimated net realizable value of any underlying collateral and guarantees securing the loan, and current economic and market conditions. Although the Corporation’s management uses the best information available, the level of the allowance for loan losses remains an estimate which is subject to significant judgment and short-term change. Various regulatory agencies, as an integral part of their examination process, periodically review the Corporation’s allowance for loan losses. Such agencies may require the Corporation to make additional provisions for loan losses based upon information available to them at the time of their examination. Furthermore, most of the Corporation’s loans are secured by real estate. Accordingly, the collectability of a substantial portion of the carrying value of the Corporation’s loan portfolio is susceptible to changes in local market conditions and may be adversely affected by declines in real estate values. Future adjustments to the allowance for loan losses may be necessary due to economic, operating, regulatory and other conditions beyond the Corporation’s control. the Corporation believes that its allowance for loan losses is adequate to cover probable loan losses which are specifically identifiable, as well as losses inherent in its portfolio which are probable but not specifically identifiable.

Fair Value of Available-For-Sale Debt Securities

Another material estimate is the calculation of fair values of the Corporation’s debt securities. For the Corporation’s debt securities, the Corporation receives estimated fair values from an independent valuation service, or from brokers. In developing fair values, the valuation service and the brokers compare securities that have similar maturities, coupon rates, and credit ratings. Estimated fair values of debt securities may vary among brokers and other valuation services.

Business Combinations

Business combinations are accounted for by applying the acquisition method. As of acquisition date, the identifiable assets acquired and liabilities assumed are measured at fair value and recognized separately from goodwill. Results of operations of the acquired entity are included in the consolidated statement of income from the date of acquisition. The calculation of intangible assets including core deposits and the fair value of loans are based on significant judgements. Core deposits intangibles are calculated using a discounted cash flow model based on various factors including discount rate, attrition rate, interest rate, cost of alternative funds and net maintenance costs. Loans acquired in connection with acquisitions are recorded at their acquisition-date fair value. Determining the fair value of the acquired loans involves estimating the principal and interest cash flows expected to be collected on the loans and discounting those cash flows at a market rate of interest. Management considers a number of factors in evaluating the acquisition-date fair value including the remaining life of the acquired loans, delinquency status, estimated prepayments, payment options and other loan features, internal risk grade, estimated value of the underlying collateral and interest rate environment.

MERGER WITH MUNCY BANK FINANCIAL, INC.

The Corporation’s merger with Muncy Bank Financial, Inc. (“MBF”) was completed November 11, 2023. MBF was a Pennsylvania corporation that conducted its business primarily through its wholly owned subsidiary The Muncy Bank & Trust Company, which operated from a main office in Muncy, Pennsylvania, and had nine additional branches throughout Northcentral Pennsylvania.

At the effective time of the merger, MBF’s shareholders received a fixed exchange ratio of 0.9259 shares of the Corporation’s common stock for each MBF common share they owned, except to the extent of cash received for fractional shares at $41.47 per share. Total purchase consideration was $55,101,000, including common stock with a fair value of $55,092,000 and cash of $9,000 paid for fractional shares. Holders of MBF common stock prior to the consummation of the merger held approximately 41.7% of the Corporation’s common stock outstanding immediately following the merger.

In connection with the acquisition, effective November 11, 2023, the Corporation recorded goodwill of $17.7 million and a core deposit intangible asset of $12.1 million. Assets acquired totaled $671.4 million, including gross loans valued at $504.1 million, available-for-sale debt securities valued at $93.0 million, bank-owned life insurance valued at $17.8 million and premises and equipment, net, valued at $14.9 million. Liabilities assumed totaled $634.0 million, including deposits valued at $521.3 million and borrowings valued at $105.5 million. The fair value adjustments made to the acquired assets and liabilities of MFB are considered preliminary at this time and are subject to change as the Corporation finalizes its fair value determinations. The assets purchased and liabilities assumed in the acquisition were recorded at their preliminary estimated fair values at the time of closing and may be adjusted for up to one year subsequent to the acquisition.

For the year-ended December 31, 2023, the Corporation incurred pre-tax merger-related expenses related to the MBF transaction of $3.0 million. Merger-related expenses include voluntary severance and similar expenses as well as expenses related to conversion of MBF’s core banking system into the Corporation’s core system and legal and other professional expenses. Also during the fourth quarter 2023, the Corporation recorded a one-time provision for credit losses of $2.9 million for acquired non-Purchase Credit Deteriorated (“non-PCD”) loans (also known as the “CECL Credit Double Count”).

FINANCIAL CONDITION

Total assets at December 31, 2023, were $1.6 billion, an increase of $695.8 million, or 73.7% from $944.0 million at December 31, 2022. The increase in total assets was primarily due to the MBF merger. Gross loans receivable increased $540.7 million, available-for-sale debt securities increased $72.3 million, premises and equipment increased $15.1 million and bank-owned life insurance increased $18.4 million, all primarily related to the merger. Investments in limited partnerships increased $2.1 million as the Corporation continued funding a new project. Total liabilities at December 31, 2023, were $1.5 billion, an increase of $627.9 million, or 73.2% from $858.1 million at December 31, 2022. Deposit balances increased by $468.3 million, short-term borrowings increased $80.8 million and long-term borrowings increased $70.4 million since December 31, 2022, all primarily related to the MBF merger.

Total average assets increased 11.1% from $948.1 million for the year ended December 31, 2022 to $1.1 billion for the year ended December 31, 2023. Average earning assets were $1.0 billion in 2023 and $884.6 million in 2022. Average interest-bearing liabilities were $763.4 million in 2023 and $667.6 million in 2022.

Cash and cash equivalents increased $5.3 million or 40.5% from $13.1 million at December 31, 2022 to $18.4 million at December 31, 2023. The increase is primarily related to increased correspondent bank balances and corresponds to the increase in overall total assets levels.

Gross loans not held for sale increased 102.5% to $1.1 billion at December 31, 2023 from $527.7 million at December 31, 2022. This increase is related to the MBF merger as well as strong new loan originations in 2023.

Interest bearing deposits increased $384.2 million to $884.7 million at December 31, 2023 from $500.5 million at December 31, 2022. Noninterest-bearing deposits increased 46.3% from $181.8 million in 2022 to $266.0 million in 2023. These increases were primarily due to the MBF merger, offset by deposit contraction of $52.9 million experienced during 2023 outside of the merger.

Short-term borrowings increased $80.8 million to $252.5 million at December 31, 2023 from $171.7 million at December 31, 2022. Long-term borrowings were $70.4 million at December 31, 2023 compared to $24,000 at December 31, 2022. These increases are related to the MBF merger, along with changes in loans and deposits discussed above.

Total stockholder’s equity increased by $67.9 million, or 79.0%, from $85.9 million at December 31, 2022, to $153.8 million at December 31, 2023. The increase is primarily attributable to the MBF merger and the decrease in accumulated other comprehensive loss due to increased fair values in available-for-sale investment securities. Accumulated other comprehensive loss amounted to $15.0 million as of December 31, 2023 and $27.4 million as of December 31, 2022.

The loan-to-deposit ratio is a key measurement of liquidity. Our loan-to-deposit ratio increased from 76.3% as of December 31, 2022 to 92.0% as of December 31, 2023, which remains within internal policy limits.

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

Securities

Available-for-sale debt securities increased by $72.3 million or 21.2% to $413.3 million at December 31, 2023 from $341.1 million at December 31, 2022. This increase is due to the MBF merger, partially offset by decreases due to agency and mortgaged-backed security principal payments and scheduled maturities.

The Corporation’s investment securities portfolio provides a source of liquidity needed to meet expected loan demand and interest income to increase profitability. Additionally, the investment securities portfolio is used to meet pledging requirements to secure public deposits, customer repurchase agreements and for other purposes. Debt securities are classified as either available-for-sale or held-to-maturity at the time of purchase based on management’s intent. Available-for-sale securities are carried at fair value, with unrealized holding gains and losses reported as a component of stockholders’ equity in accumulated other comprehensive income (loss), net of tax, while held-to-maturity securities are carried at amortized cost. At December 31, 2023 and 2022, all debt securities were classified as available-for-sale. Equity securities with readily determinable fair values are carried at fair value, with gains and losses due to fluctuations in market value included in the Consolidated Statements of Income. Securities with limited marketability and/or restrictions, such as FHLB of Pittsburgh stock, are carried at cost. Decisions to purchase or sell investment securities are based upon management’s current assessment of long- and short-term economic and financial conditions, including the interest rate environment and asset/liability management, liquidity and tax-planning strategies.

At December 31, 2023, the investment portfolio was comprised principally of available-for-sale debt securities including, fixed-rate, taxable and tax-exempt obligations of state and political subdivisions and fixed-rate and floating-rate securities issued by U.S. government or U.S. government-sponsored agencies, which include agencies, mortgage-backed securities and collateralized mortgage obligations, or CMOs. Additionally, the Corporation holds equity investments in the stock of certain publicly traded bank holding companies. Except for U.S. government and government-sponsored agencies, there were no securities of any individual issuer that exceeded 10.0% of shareholders’ equity as of December 31, 2023.

The majority of the Corporation’s debt securities are fixed-rate instruments and inherently subject to interest rate risk, as the value of fixed-rate securities fluctuate with changes in interest rates. Generally, a security’s value reacts inversely with changes in interest rates. Available-for-sale securities are carried at fair value, with unrealized gains or losses reported in the accumulated other comprehensive income or loss component of stockholder’s equity, net of deferred income taxes. At December 31, 2023, the Corporation reported a net unrealized loss, included in accumulated other comprehensive loss, of $15.0 million, net of deferred income taxes of $4.0 million, a decrease of $12.4 million compared to the net unrealized holding loss of $27.4 million, net of deferred income taxes of $7.3 million, at December 31, 2022. Any future changes in interest rates could result in changes in the fair value of the Corporation’s securities portfolio and capital position. However, accumulated other comprehensive income and loss related to available-for-sale debt securities is excluded from regulatory capital and does not have an impact on the Corporation’s regulatory capital ratios.

The following table presents the carrying value of available-for-sale debt securities, at fair value at December 31, 2023 and 2022:

	2023			2022
(In Thousands)	Amortized Cost	Fair Value		Amortized Cost	Fair Value
AVAILABLE-FOR-SALE DEBT SECURITIES:
Obligation of U.S.Government Corporations and Agencies:
Mortgage-backed	$145,196	$131,340		$144,806	$126,065
Collateralized mortgage obligations	8,515	9,018		—	—
Other	197,325	187,712		217,254	200,923
Obligations of state and political subdivisions	81,033	84,956		13,654	14,063
Other debt securites	267	276		—	—
Total available-for-sale debt securities	$432,336	$413,302		$375,714	$341,051

Aggregate Unrealized (Loss) Gain		$(19,034)			$(34,663)
Aggregate Unrealized (Loss) Gain as a % of Amortized Cost		(4.4%	)		(9.2%	)

The following table presents the weighted-average yields on available-for-sale debt securities by major category and maturity period at December 31, 2023. Yields are calculated on the basis of the amortized cost and weighted for the scheduled maturity of each security. Because mortgage-backed securities and collateralized mortgage obligations are not due at a single maturity date, they are not included in the maturity categories in the following summary.

(Dollars In Thousands)	Within One Year	Yield	One- Five Years	Yield	Five- Ten Years	Yield	After Ten Years	Yield	Total	Yield
AVAILABLE-FOR-SALE DEBT SECURITIES:
Obligation of U.S.Government Corporations and Agencies:
Other	$40,500	0.84%	$156,825	1.39%	$—	—	$—	—	$197,325	1.27%
Obligations of state and political subdivisions	307	3.98%	5,563	3.72%	21,800	4.00%	53,363	4.43%	81,033	4.26%
Other debt securities	—	—	95	5.24%	172	5.39%	—	—	267	5.34%
Sub-total	$40,807	0.89%	$162,483	1.47%	$21,972	4.04%	$53,363	4.43%	$278,625	2.15%

Mortgage-backed securities									145,196	1.93%
Collateralized mortgage obligations									8,515	5.01%
Total									$432,336	2.13%

Marketable Equity Securities

At December 31, 2023 and December 31, 2022, the Corporation had $1.3 million and $1.1 million in equity securities recorded at fair value, respectively. The following is a summary of unrealized and realized gains and losses recognized in net income on equity securities during the years ended December 31, 2023 and 2022:

	For the Year Ended December 31
(In Thousands)	2023	2022
Net losses recognized during the period on marketable equity securities	$(119)	$(37)
Less: Net gains and losses recognized during the period on marketable equity securities dold during the period	—	—
Unrealized losses recognized during the period on marketable equity securities still held at the reporting date	$(119)	$(37)

See Note 4 within the Corporation’s Notes to the Consolidated Financial Statements which are included in this Annual Report on Form 10-K for more information regarding Corporation’s investment portfolio as of December 31, 2023.

Loans

Gross loans receivable increased 102.5% from $527.7 million at December 31, 2022 to $1.1 billion at December 31, 2023. The percentage distribution in the loan portfolio is shown in the tables below:

	December 31, 2023
(In Thousands)	Amount	%
Commercial and industrial	$94,278	8.8%
Commercial real estate:
Commercial mortgages	326,152	30.5%
Student housing	33,650	3.1%
Residential real estate:
Rental 1-4 family	54,078	5.1%
1-4 family residential mortgages	535,206	50.1%
Consumer and other	25,065	2.3%
Gross loans	$1,068,429	100.0%

	December 31, 2022
(In Thousands)	Amount	%
Commercial, financial and agricultural	$39,573	7.5%
Tax-exempt	30,679	5.8%
Commercial real estate:
Commercial mortgages	145,622	27.6%
Other construction and land development loans	18,649	3.5%
Secured by farmland	13,120	2.5%
Consumer real estate:
Home equity loans	13,391	2.5%
Home equity lines of credit	12,262	2.3%
1-4 family residential mortgages	241,179	45.7%
Construction	7,430	1.4%
Installment loans to individuals	5,824	1.1%
Gross loans	$527,729	100.0%

Loan concentrations are considered to exist when there are amounts loaned to a number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. Our lending activity is heavily concentrated in the geographic market areas we serve. This geographic concentration subjects our loan portfolio to the general economic conditions within the state. The risks created by this concentration have been considered by management and are monitored on an ongoing basis. As of December 31, 2023 and 2022, there were no concentrations of loans exceeding 10% of total loans other than the categories of loans disclosed in the table above. We believe our loan portfolio is diversified relative to industry concentrations across the various loan portfolio categories.

Banking regulators have established guidelines of less than 100% of tier 1 capital plus allowance for credit losses in construction lending and less than 300% of tier 1 capital plus allowance for credit losses in commercial real estate lending that management monitors as part of the risk management process. The construction concentration ratio is a percentage of the outstanding construction and land development loans to total tier 1 capital plus allowance for credit losses. The commercial real estate concentration ratio is a percentage of the outstanding balance of non-owner occupied commercial real estate, multifamily, and construction and land development loans to tier 1 capital plus allowance for credit losses. At December 31, 2023, the Bank’s exposure to commercial real estate was well below these guidelines.

As of December 31, 2023, commercial real estate loans totaled $359.8 million or $33.6% of total gross loans. Of this amount commercial mortgage loans represented $326.2 million or 30.5% of total gross loans and student housing loans represented $33.6 million or 3.1% of total gross loans. The following table presents the distribution of commercial mortgage loans and related percentage of the total loan portfolio as of December 31, 2023:

	December 31, 2023
(In Thousands)	Amount	%
Commercial mortgages:
Commercial construction	$22,530	2.1%
Multifamily	70,750	6.6%
Owner occupied nonfarm nonresidential	100,095	9.4%
Non-owner occupied nonfarm nonresidential	95,403	8.9%
Other commercial	37,374	3.5%
Total commercial mortgages	$326,152	30.5%

The following table presents the maturity distribution and interest rate information of the loan portfolio by major category as of December 31, 2023:

	As of December 31, 2023
	Fixed-Rate Loans					Variable- or Adjustable-Rate Loans					All Loans
(In Thousands)	1 Year or Less	1-5 Years	5-15 Years	>15 Years	Total	1 Year or Less	1-5 Years	Years	Years	Total	Total
Commercial and industrial	$6,003	$19,011	$17,685	$203	$42,902	$12,881	$2,948	$20,185	$15,362	$51,376	$94,278
Commercial real estate:
Commercial mortgages	3,162	1,529	15,581	6,371	26,643	11,311	7,768	71,413	209,017	299,509	326,152
Student housing	—	230	2,124	—	2,354	1,765	1,104	17,273	11,154	31,296	33,650
Residential real estate:
Rental 1-4 family	307	288	1,350	253	2,198	1,780	1,811	8,147	40,142	51,880	54,078
1-4 family residential mortgages	3,607	8,446	68,005	37,370	117,428	10,949	1,514	38,849	366,466	417,778	535,206
Consumer and other	1,243	8,846	3,055	508	13,652	120	321	3,638	7,334	11,413	25,065
Total	$14,322	$38,350	$107,800	$44,705	$205,177	$38,806	$15,466	$159,505	$649,475	$863,252	$1,068,429

See Note 5 within the Corporation’s Notes to the Consolidated Financial Statements which are included in this Annual Report on Form 10-K for more information regarding the Corporation’s loan portfolio as of December 31, 2023.

Allowance for Credit Losses

The allowance for credit losses was $9.3 million at December 31, 2023, compared to $7.3 million at December 31, 2022. This allowance equaled 0.87% and 1.38% of total loans, net of unearned fees and costs and unamortized fair value adjustments, at December 31, 2023 and December 31, 2022, respectively. The allowance for credit losses was analyzed quarterly and reviewed by the Corporation’s Board of Directors. No concentration or apparent deterioration in classes of loans or pledged collateral was evident. Regular loan meetings with the Corporation’s Board of Directors reviewed new loans. Delinquent loans, loan exceptions and certain large loans are addressed by the full Board no less than monthly to determine compliance with policies.

The following tables present the allocation of the allowance for credit losses as of December 31, 2023 and the allocation of the allowance for loan losses as of December 31, 2022:

	December 31, 2023
(dollars in thousands)	Allowance for Credit Losses	Percent of Allowance	Percent of Loans to Gross Loans
Commercial and industrial	$801	8.6%	8.8%
Commercial real estate	6,847	73.6%	33.7%
Residential real estate	1,474	15.8%	55.2%
Consumer and other	180	1.9%	2.3%
Total	$9,302	100.0%	100.0%

	December 31, 2022
(dollars in thousands)	Allowance for Loan Losses	Percent of Allowance	Percent of Loans to Gross Loans
Commercial, financial and agricultural, tax-exempt	$1,041	14.3%	13.3%
Commercial real estate	2,897	39.8%	33.6%
Consumer real estate	3,077	42.3%	52.0%
Installment loans to individuals	60	0.8%	1.1%
Unallocated	204	2.8%	0.0%
Total	$7,279	100.0%	100.0%

See Note 1 and 5 within the Corporation’s Notes to the Consolidated Financial Statements which are included in this Annual Report on Form 10-K for more information regarding the Corporation’s allowance for credit losses as of December 31, 2023.

Deposits

Total average deposits increased by $28.4 million or 4.0% from $701.6 million at December 31, 2022 to $729.9 million at December 31, 2023. Average savings deposits decreased 2.6% to $167.6 million in 2023 from $172.1 million in 2022. Average time deposits increased 16.0% from $134.4 million in 2022 to $155.9 million in 2023. Average non-interest bearing demand deposits increased $3.2 million to $186.9 million in 2023 from $183.7 million in 2022. Average interest bearing NOW accounts increased 4.1% from $158.8 million in 2022 to $165.3 million in 2023.

The average balance and average rate paid on deposits are summarized as follows:

	December 31, 2023		December 31, 2022
(InThousands)	Average Balance	Average Rate	Average Balance	Average Rate	Change
					Amount	%
Non-interest bearing	$186,934	—%	$183,724	—%	$3,210	1.7%
Savings	167,611	0.03	172,084	0.03	(4,473)	(2.6)
Now deposits	165,347	0.31	158,825	0.04	6,522	4.1
Money market deposits	54,190	1.44	52,505	0.53	1,685	3.2
Time deposits	155,863	2.33	134,414	1.03	21,449	16.0
Total deposits	$729,945	0.68%	$701,552	0.25%	$28,393	4.0%

At December 31, 2023, estimated uninsured deposits, or the portion of deposit accounts which exceeded the Federal Deposit Corporation insurance limit, totaled $248.4 million. Of this amount, $93.8 million was collateralized by securities pledged by the Corporation or letters of credit issued through the Federal Home Loan Bank of Pittsburgh. Time deposits of $250,000 or more totaled approximately $94.4 million at December 31, 2023.

See Note 7 within the Corporation’s Notes to the Consolidated Financial Statements which are included in this Annual Report on Form 10-K for more information regarding the Corporation’s deposits as of December 31, 2023.

Borrowings

The average balance of short-term borrowings, including securities sold under agreements to repurchase and day-to-day FHLB - Pittsburgh borrowings increased $48.1 million or 32.1% from $149.7 million in 2022 to $197.8 million in 2023. Average short-term borrowings amounted to 25.9% of total interest-bearing liabilities as of December 31, 2023 as compared to 22.4% in 2022. Short-term borrowings consist primarily of securities sold under agreements to repurchase and periodic overnight or short-term Federal Home Loan Bank advances.

Long-term borrowings consist of advances due to the FHLB - Pittsburgh. Under terms of a blanket agreement, the loans were secured by certain qualifying assets of the Bank which consisted principally of first mortgage loans. The carrying value of these collateralized items was $762.5 million at December 31, 2023. The Bank has lines of credit with the Federal Reserve Bank Discount Window, FHLB – Pittsburgh, and Atlantic Community Bankers Bank in the aggregate amount of $542.6 million at December 31, 2023. The unused portion of these lines of credit was $358.4 million at December 31, 2023.

See Note 8 within the Corporation’s Notes to the Consolidated Financial Statements which are included in this Annual Report on Form 10-K for more information regarding the Corporation’s borrowings as of December 31, 2023.

Capital Resources

Management believes, as of December 31, 2023, that Journey Bank meets all capital adequacy requirements to which it is subject. Management annually performs stress testing on its regulatory capital levels and expects Journey Bank to maintain capital levels that exceed the regulatory standards for well-capitalized institutions for the next 12 months and for the foreseeable future.

Future dividend payments and repurchases of common stock will depend upon maintenance of a strong financial condition, future earnings and capital and regulatory requirements. In addition, Journey Bank is subject to restrictions on the amount of dividends that may be paid without approval of banking regulatory authorities. Further, although Muncy Columbia Financial Corporation is not subject to the specific consolidated capital requirements, its ability to pay dividends, repurchase stock or engage in other activities may be limited by the Federal Reserve if it fails to hold sufficient capital commensurate with its overall risk profile.

The following table reflects the Bank’s actual capital amounts and ratios at December 31, 2023 and December 31, 2022:

(Dollars in Thousands)	Journey Bank		Minimum Required For Capital Adequacy Purposes	Minimum Required For Capital Adequacy Purposes with Conservation Buffer	Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Ratio	Ratio	Ratio
December 31, 2023
Total capital (to risk-weighted assets)	$138,382	14.49%	8.00%	10.50%	10.00%
Tier I capital (to risk-weighted assets)	129,053	13.52%	6.00%	8.50%	8.00%
Tier I common equity (to risk-weighted assets)	129,053	13.52%	4.50%	7.00%	6.50%
Tier I capital (to average assets)	129,053	8.03%	4.00%	4.00%	5.00%
Total risk-weighted assets	954,878
Total average assets	1,607,661

(Dollars in Thousands)	Journey Bank		Minimum Required For Capital Adequacy Purposes	Minimum Required For Capital Adequacy Purposes with Conservation Buffer	Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Ratio	Ratio	Ratio
December 31, 2022
Total capital (to risk-weighted assets)	$107,735	20.13%	8.00%	10.50%	10.00%
Tier I capital (to risk-weighted assets)	101,037	18.88%	6.00%	8.50%	8.00%
Tier I common equity (to risk-weighted assets)	101,037	18.88%	4.50%	7.00%	6.50%
Tier I capital (to average assets)	101,037	10.52%	4.00%	4.00%	5.00%
Total risk-weighted assets	535,197
Total average assets	960,360

RESULTS OF OPERATIONS

Net income in 2023 amounted to $3.4 million, or $1.49 per share, a decrease of $6.1 million, or 64.4%, compared to $9.5 million, or $4.58 per share, in 2022. The decrease in 2023 net income compared to 2022 was primarily due to nonrecurring expenses associated with the MBF merger. Pretax merger-related expenses recorded in 2023 were $3.0 million. Also, during the fourth quarter 2023, the Corporation recorded a one-time pretax provision for credit losses of $2.9 million for acquired non-PCD loans.

Net interest income increased $1.0 million, or 4.2% to $23.3 million in 2023 from $22.3 million in 2022. Non-interest income was 7.1 million in 2023, an increase of $1.0 million, or 17.3%, from $6.1 million in 2022, which primarily reflected a $1.2 million, or 100%, reduction in realized losses on available-for-sale debt securities. Non-interest expense was $24.1 million in 2023, an increase of $5.0 million, or 26.4%, from $19.1 million in 2022, which was primarily related to the one-time merger-related expenses discussed above, as well as a $1.2 million, or 11.6% increase in salaries and employee benefits.

Net Interest Income

Net interest income is the difference between (i) interest income, interest and fees on interest-earning assets, and (ii) interest expense, interest paid on deposits and borrowed funds. Net interest income represents the largest component of the Corporation’s operating income and, as such, is the primary determinant of profitability. Net interest income is impacted by variations in the volume, rate and composition of earning assets and interest-bearing liabilities, changes in general market interest rates and the level of non-performing assets. Interest income is shown on a fully tax-equivalent basis using the corporate statutory tax rate of 21.0% in 2023 and 2022.

Tax-equivalent net interest income increased $1.0 million, or 4.5%, to $23.6 million in 2023 compared to $22.6 million in 2022. The increase in tax-equivalent net interest income was due to an increase in tax-equivalent interest income reflecting higher earning asset volumes and yields, partially offset by an increase in interest expense which resulted primarily from an increase in interest-bearing deposits and increased utilization of borrowed funds. Tax-equivalent net interest margin, a key measurement used in the banking industry to measure income from earning assets relative to the cost to fund those assets, is calculated by dividing tax-equivalent net interest income by average interest-earning assets. The Corporation’s tax-equivalent net interest margin declined 21 basis points to 2.34% in 2023 compared to 2.55% in 2022, which was largely caused by higher funding costs outpacing the increase in yield on earning assets. Additionally, significant rate increases in 2022 and 2023 have led to a decrease in the Corporation’s interest rate spread, the difference between the average yield on interest-earning assets, shown on a fully tax-equivalent basis, and the average cost of interest-bearing liabilities, as funding costs increased to a greater extent than asset yields. The Corporation’s rate spread was 1.85% in 2023, a decrease of 55 basis points as compared to 2.40% in 2022.

Tax-equivalent interest income increased $12.0 million, or 45.2%, to $38.7 million in 2023 from $26.7 million in 2022, which was largely caused by significant growth in average earning assets, coupled with an increase in the tax-equivalent yield on average earning assets. Average earning assets increased $124.7 million, or 14.1%, to $1.0 billion in 2023 from $884.6 million in 2022, resulting in a corresponding increase to tax-equivalent interest income of $6.7 million. Specifically, average loans increased $129.5 million, or 26.3%, to $622.5 million in 2023 from $493.1 million in 2022, which reflected strong organic loan demand, as well as the MBF merger. Investment securities averaged $377.9 million in 2023, an increase of $26.5 million, or 7.5%, compared to $351.4 million in 2022, which contributed $903,000 to tax-equivalent interest income.  The tax-equivalent yield on earning assets increased 82 basis points to 3.83% in 2023 from 3.01% in 2022, which resulted in a corresponding increase in tax-equivalent interest income of $5.3 million. The Corporation’s tax-equivalent yield on loans increased 79 basis points to 5.14% in 2023 compared to 4.35% in 2022, resulting in a corresponding increase in tax-equivalent interest income of $4.3 million, due primarily to the increasing interest rate environment. Meanwhile, the tax-equivalent yield on investment securities increased 35 basis points to 1.70% in 2023 from 1.35% in 2022 and caused a corresponding increase to tax-equivalent interest income of $750,000.

Interest expense increased $11.0 million, or 271.5%, to $15.1 million in 2023 from $4.1 million in 2022, which was primarily from an increase in funding costs, coupled with an increase in average deposits. The Corporation was more reliant on wholesale funding in 2023.  As a result, average borrowed funds, which is largely comprised of customer repurchase agreements and FHLB of Pittsburgh advances, averaged $220.4 million for 2023, an increase of $70.6 million from $149.8 million for 2022. Higher volumes of average borrowed funds resulted in a corresponding increase in interest expense of $1.5 million. Total average interest-bearing deposits increased $25.2 million, or 4.9%, to $543.0 million for 2023, compared to $517.8 million for 2022, which resulted in a corresponding increase in interest expense of $189,000. In the latter half of 2022 and into 2023, following the rapid rise in market interest rates, competition for deposits intensified and depositors became increasingly rate sensitive. The Corporation responded with increases in deposit rates in 2022 and 2023. As a result, the Corporation experienced an increase in interest expense due to an increase in funding costs. For the year-ended December 31, 2023, the Corporation’s cost of funds increased 137 basis points to 1.98% from 0.61% for the year ended December 31, 2022, which resulted in a corresponding increase in interest expense of $9.4 million.

The following Average Balance Sheet and Rate Analysis tables presents the average assets, actual income or expense and the average yield on assets, liabilities and stockholders’ equity for the years ended December 31, 2023 and 2022.

AVERAGE BALANCE SHEET AND RATE ANALYSIS
YEARS ENDED DECEMBER 31,

	2023			2022
(In Thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS:	(1)			(1)
Tax-exempt loans	$31,729	$1,136	3.58%	$25,730	$855	3.32%
All other loans	590,814	30,885	5.23%	467,345	20,603	4.41%
Total loans(2)(3)(4)	622,543	32,021	5.14%	493,075	21,458	4.35%

Taxable securities	354,436	5,348	1.51%	344,867	4,520	1.31%
Tax-exempt securitites(3)	23,490	1,061	4.52%	6,564	235	3.58%
Total securities	377,926	6,409	1.70%	351,431	4,755	1.35%

Federal funds sold	3	—	0.00%	3,011	20	0.66%
Interest-bearing deposits in other banks	8,875	228	2.57%	37,106	384	1.03%

Total interest-earning assets	1,009,347	38,658	3.83%	884,623	26,617	3.01%

	2023			2022
(In Thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Other assets	43,765			63,525

TOTAL ASSETS	$1,053,112			$948,148

LIABILITIES:
Savings	$167,611	51	0.03%	$172,084	52	0.03%
Now deposits	165,347	506	0.31%	158,825	64	0.04%
Money market deposits	54,190	779	1.44%	52,505	280	0.53%
Time deposits	155,863	3,628	2.33%	134,414	1,378	1.03%
Total interest-bearing deposits	543,011	4,964	0.91%	517,828	1,774	0.34%

Short-term borrowings	197,827	9,119	4.61%	149,736	2,285	1.53%
Long-term borrowings	22,575	1,002	4.44%	26	2	7.69%
Total borrowings	220,402	10,121	4.59%	149,762	2,287	1.53%

Total interest-bearing liabilities	763,413	15,085	1.98%	667,590	4,061	0.61%

Demand deposits	186,934			183,724
Other liabilities	5,538			5,799
Stockholders’ equity	97,227			91,035
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,053,112			$948,148
Interest rate spread(6)			1.85%			2.40%
Net interest income/margin(5)		$23,573	2.34%		$22,556	2.55%

(1)Average volume information was compared using daily averages for interest-earning and bearing accounts.

(2)Interest on loans includes loan fee income.

(3)Tax exempt interest revenue is shown on a tax-equivalent basis using a statutory federal income tax rate of 21 percent for 2023 and 2022.

(4)Nonaccrual loans have been included with loans for the purpose of analyzing net interest earnings.

(5)Net interest margin is computed by dividing annualized tax-equivalent net interest income by total interest earning assets.

(6)Interest rate spread represents the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.

Reconcilement of Taxable Equivalent Net Interest Income

	For the Years Ended December 31,
(In Thousands)	2023	2022
Total interest income	$38,347	$26,388
Total interest expense	15,085	4,061
Net interest income	23,262	22,327
Tax equivalent adjustment	311	229
Net interest income (fully taxable equivalent)	$23,573	$22,556

Rate/Volume Analysis

To enhance the understanding of the effects of volumes (the average balance of earning assets and costing liabilities) and average interest rate fluctuations on the Consolidated Balance Sheets as it pertains to net interest income, the table below reflects these changes for 2023 versus 2022:

	Year Ended December 31,
	2023 vs 2022 Increase (Decrease) Due to
(In Thousands)	Volume	Rate	Net
Interest income:
Loans, tax-exempt	$222	$59	$281
Loans	6,037	4,245	10,282
Taxable investment securities	121	707	828
Tax-exempt investment securities	782	44	826
Federal funds sold	(20)	—	(20)
Interest bearing deposits	(440)	284	(156)
Total interest-earning assets	6,702	5,339	12,041
Interest expense:
Savings	(1)	—	(1)
NOW deposits	3	439	442
Money market deposits	8	491	499
Time deposits	180	2,070	2,250
Short-term borrowings	454	6,380	6,834
Long-term borrowings, FHLB	1,001	(1)	1,000
Total interest-bearing liabilities	1,645	9,379	11,024
Change in net interest income	$5,057	$(4,040)	$1,017

Provision (Credit) for Credit Losses - Loans

For the year ended December 31, 2023, the Corporation recorded a $2.6 million provision for credit losses. This was primarily as a result of the $2.9 million one-time provision related to purchased non-PCD loans acquired as part of the MBF merger, as well as a net credit due to other factors. The December 31, 2023 ACL, calculated under the new CECL methodology, reflected improvements in the projected economic forecasts and real estate valuations.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topics 326): Measurement of Credit Losses on Financial Instruments” and subsequent related updates. This ASU replaces the incurred loss methodology for recognizing credit losses and requires businesses and other organizations to measure the CECL on financial assets measured at amortized cost, including loans and held-to-maturity securities, net investment in leases, off-balance sheet credit exposures such as unfunded commitments, and other financial instruments. In addition, ASC 326 requires credit losses on available-for-sale debt securities to be presented as an allowance rather than as a write-down when management does not intend to sell or believes that it is not more likely than not they will be required to sell. This guidance became effective on January 1, 2023 for the Corporation. The results reported for period beginning after January 1, 2023 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable accounting standards.

The Corporation adopted this guidance, and subsequent related updates, using the modified retrospective approach for all financial assets measured at amortized cost, including loans, available-for-sale debt securities and unfunded commitments. On January 1, 2023, the Corporation recorded a cumulative effect increase to retained earnings of $528,000, net of tax, of which $490,000 related to loans, $38,000 related to unfunded commitments, and $0 related to available-for-sale securities.

The Corporation adopted the provisions of ASC 326 related to presenting other-than-temporary impairment on available-for-sale debt securities prior to January 1, 2023 using the prospective transition approach, though no such changes had been recorded on the securities held by the Corporation as of the date of adoption.

The Corporation expanded the pooling utilized under the legacy incurred loss method to include additional segmentation based on risk. The impact of the change from the incurred loss model to the current expected credit loss model is detailed below.

	January 1, 2023
(In Thousands)	Pre-ASC 326 Adoption	Impact of ASC 326 Adoption	As Reported Under ASC 326
Assets:
Allowance for Credit Losses - Loans
Residential Real Estate	$3,077	$(2,617)	$460
Commercial Real Estate	2,897	3,198	6,095
Commercial and Industrial	1,041	(959)	82
Consumer and other	60	(39)	21
Unallocated	204	(204)	—
	$7,279	$(621)	$6,658
Liabilities:
Allowance for Credit Losses on
Off-Balance Sheet Credit Exposure	$65	$(48)	$17

See Note 1 and 5 within the Corporation’s Notes to the Consolidated Financial Statements which are included in this Annual Report on Form 10-K for more information regarding the Corporation’s allowance for credit losses as of December 31, 2023.

Non-interest Income

Total non-interest income increased $1.1 million or 17.3% to $7.1 million for the year ended December 31, 2023. Gain on sale of loans decreased $202,000 or 42.3% from $478,000 in 2022 to $276,000 in 2023 due to a decrease in loan sales related to the interest rate environment. Earnings on bank-owned life insurance decreased $149,000 or 22.9% from $652,000 in 2022 to $503,000 in 2023 due to a decrease in yields. The market value of equity securities decreased $119,000 for the year ended December 31, 2023. For the year ended December 31, 2022, the Corporation realized gross losses of $1,236,000 from the sale of available-for-sale debt securities.

	For The Year Ended
	December 31, 2023		December 31, 2022		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Service charges and fees	$2,094	29.5%	$2,117	35.0%	$(23)	(1.1)%
Gain on sale of loans	276	3.9	478	7.9	(202)	(42.3)
Earnings on bank-owned life insurance	503	7.1	652	10.7	(149)	(22.9)
Brokerage	636	8.9	597	9.8	39	6.5
Trust	885	12.4	845	13.9	40	4.7
Losses on marketable equity securities	(119)	(1.7)	(37)	(0.6)	(82)	221.6
Realized losses on available-for-sale debt securities, net	—	—	(1,236)	(20.4)	1,236	(100.0)
Interchange fees	1,839	25.8	1,720	28.3	119	6.9
Other non-interest income	1,007	14.1	935	15.4	72	7.7
Total non-interest income	$7,121	100.0%	$6,071	100.0%	$1,050	17.3%

Non-interest Expense

Total non-interest expense increased $5.0 million or 26.4% from $19.1 million in 2022 to $24.1 million in 2023. Salaries and employee benefits increased $1.2 million, furniture and equipment increased $313,000, professional fees increased $248,000, and federal deposit insurance increased $216,000. All of these increases relate to the closing of the MBF merger on November 11, 2023. Merger related expenses totaled $3.0 million for the year ended December 31, 2023. Other expenses increased $171,000 for the year ended December 31, 2023.

One standard to measure non-interest expense is to express annualized non-interest expense as a percentage of average total assets. As of December 31, 2023 this percentage was 2.29% compared to 2.01% in 2022.

	For The Years Ended
	December 31, 2023		December 31, 2022		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Salaries and employee benefits	$11,618	48.1%	$10,406	54.6%	$1,212	11.6%
Occupancy	1,391	5.8	1,476	7.7	(85)	(5.8)
Furniture and equipment	2,070	8.6	1,757	9.2	313	17.8
Pennsylvania shares tax	365	1.5	412	2.2	(47)	(11.4)
Professional fees	1,638	6.8	1,390	7.3	248	17.8
Director’s fees	326	1.4	314	1.6	12	3.8
Federal deposit insurance	478	2.0	262	1.4	216	82.4
Telecommunications	323	1.3	351	1.8	(28)	(8.0)
Automated teller machine and interchange	340	1.4	338	1.8	2	0.6
Merger-related expenses	3,028	12.6	—	—	3,028	—
Other non-interest expense	2,533	10.5	2,362	12.4	171	7.2
Total non-interest expense	$24,110	100.0%	$19,068	100.0%	$5,042	26.4%

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

The Bank reviews cash flow projections regularly and updates them in order to maintain liquid assets at levels believed to meet the requirements of normal operations, including loan commitments and potential deposit outflows from maturing certificates of deposit and savings withdrawals. While deposits and securities sold under agreements to repurchase are its primary source of funds, when needed it is also able to generate cash through borrowings from the FHLB. At December 31, 2023, the Bank had remaining available capacity with FHLB, subject to certain collateral restrictions, of $343.2 million.

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

We manage liquidity on a daily basis. We believe that our liquidity is sufficient to meet present and future financial obligations and commitments on a timely basis. However, see potential liquidity risk factors at Item 1A – Risk Factors and refer to Consolidated Statements of Cash Flows in this Form 10-K.

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

One major objective of the Bank when managing the rate sensitivity of its assets and liabilities is to stabilize net interest income. The management of and authority to assume interest rate risk is the responsibility of the Bank’s ALCO, which is comprised of senior management and Board members. ALCO meets quarterly to monitor the ratio of interest sensitive assets to interest sensitive liabilities. The process to review interest rate risk management is a regular part of management of the Bank. Consistent policies and practices of measuring and reporting interest rate risk exposure, particularly regarding the treatment of noncontractual assets and liabilities, are in effect. In addition, there is an annual process to review the interest rate risk policy with the Board of Directors which includes limits on the impact to earnings from shifts in interest rates.

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

At December 31, 2023, our cumulative gap positions and the potential earnings change resulting from various change in rates were both within the internal risk management guidelines.

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

IMPACT OF INFLATION AND CHANGING PRICES

The preparation of financial statements in conformity with U.S. GAAP requires management to measure the Corporation’s financial position and operating results primarily in terms of historic dollars. Changes in the relative value of money due to inflation or recession are generally not considered. The primary effect of inflation on the Corporation’s operations is primarily related to increases in operating expenses. Management considers changes in interest rates to impact our financial condition and results of operations to a far greater degree than changes in prices due to inflation. Although interest rates are greatly influenced by changes in the inflation rate, they do not necessarily change at the same rate or in the same magnitude as the inflation rate. The Corporation manages interest rate risk in several ways. There can be no assurance that the Corporation will not be materially adversely affected by future changes in interest rates, as interest rates are highly sensitive to many factors that are beyond its control. Additionally, inflation may adversely impact the financial condition of the Corporation’s borrowers and could impact their ability to repay their loans, which could negatively affect the Corporation’s asset quality through higher delinquency rates and increased charge-offs. Management will carefully consider the impact of inflation and rising interest rates on the Corporation’s borrowers in managing credit risk related to the loan portfolio.

Item 7A.Quantitative and Qualitative Disclosures about Market Risk

The information called for by this item can be found at Item 7 of this report on Form 10-K under the caption “Interest Rate Risk Management” and is incorporated in its entirety by reference under this Item 7A.

See accompanying notes to the consolidated financial statements.

Item 8. Financial Statements and Supplementary Data

Muncy Columbia Financial Corporation
Consolidated Balance Sheets

	December 31,
(In Thousands, Except Share and Per Share Data)	2023	2022
ASSETS
Cash and due from banks	$14,614	$9,750
Interest-bearing deposits in other banks	3,763	3,333
Federal funds sold	—	1
Total cash and cash equivalents	18,377	13,084

Interest-bearing time deposits	979	—
Available-for-sale debt securities, at fair value	413,302	341,051
Marketable equity securities, at fair value	1,295	1,077
Restricted investment in bank stocks, at cost	10,394	3,223
Loans held for sale	366	4,568

Loans receivable	1,068,429	527,729
Allowance for credit losses	(9,302)	(7,279)
Loans, net	1,059,127	520,450

Premises and equipment, net	27,569	12,514
Foreclosed assets held for sale	170	—
Accrued interest receivable	5,362	2,222
Bank-owned life insurance	40,209	21,859
Investment in limited partnerships	5,828	3,745
Deferred tax asset, net	12,634	8,377
Goodwill	25,609	7,937
Core deposit intangible, net	11,895	—
Other assets	6,663	3,907
TOTAL ASSETS	$1,639,779	$944,014

LIABILITIES
Interest-bearing deposits	$884,654	$500,480
Noninterest-bearing deposits	266,015	181,845
Total deposits	1,150,669	682,325

Short-term borrowings	252,532	171,741
Long-term borrowings	70,448	24
Accrued interest payable	2,358	187
Other liabilities	9,947	3,795
TOTAL LIABILITIES	1,485,954	858,072

STOCKHOLDERS’ EQUITY
Common stock, par value $1.25 per share; 15,000,000 shares authorized; issued 3,834,976 and outstanding 3,570,276 at December 31, 2023; issued 2,343,835 and outstanding 2,079,135 at December 31, 2022	4,794	2,930
Additional paid-in capital	83,343	30,030
Retained earnings	90,514	90,156
Accumulated other comprehensive loss	(15,036)	(27,384)
Treasury stock, at cost; 264,700 shares at December 31, 2023 and 2022	(9,790)	(9,790)
TOTAL STOCKHOLDERS’ EQUITY	153,825	85,942
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,639,779	$944,014

See accompanying notes to the consolidated financial statements.

Muncy Columbia Financial Corporation
Consolidated Statements of Income

	For the Years Ended December 31,
(In Thousands, Except Share and Per Share Data)	2023	2022
INTEREST AND DIVIDEND INCOME
Interest and fees on loans:
Taxable	$30,885	$20,604
Tax-exempt	969	675
Interest and dividends on investment securities:
Taxable	5,030	4,321
Tax-exempt	917	185
Dividend and other interest income	318	198
Federal funds sold	1	20
Deposits in other banks	227	385
TOTAL INTEREST AND DIVIDEND INCOME	38,347	26,388

INTEREST EXPENSE
Deposits	4,964	1,773
Short-term borrowings	9,119	2,286
Long-term borrowings	1,002	2
TOTAL INTEREST EXPENSE	15,085	4,061

NET INTEREST INCOME	23,262	22,327

Provision (credit) for credit losses - loans	2,554	(1,810)
(Credit) provision for credit losses - off balance sheet credit exposures	(33)	—
TOTAL PROVISION (CREDIT) FOR CREDIT LOSSES	2,521	(1,810)

NET INTEREST INCOME AFTER PROVISION (CREDIT) FOR CREDIT LOSSES	20,741	24,137

NON-INTEREST INCOME
Service charges and fees	2,094	2,117
Gain on sale of loans	276	478
Earnings on bank-owned life insurance	503	652
Brokerage fees	636	597
Trust fees	885	845
Losses on marketable equity securities	(119)	(37)
Realized losses on available-for-sale debt securities, net	—	(1,236)
Interchange fees	1,839	1,720
Other non-interest income	1,007	935
TOTAL NON-INTEREST INCOME	7,121	6,071

NON-INTEREST EXPENSE
Salaries and employee benefits	11,618	10,406
Occupancy	1,391	1,476
Furniture and equipment	2,070	1,757
Pennsylvania shares tax	365	412
Professional fees	1,638	1,390
Director’s fees	326	314
Federal deposit insurance	478	262
Telecommunications	323	351
Automated teller machine and interchange	340	338
Merger-related expenses	3,028	—
Other non-interest expense	2,533	2,362
TOTAL NON-INTEREST EXPENSE	24,110	19,068

INCOME BEFORE INCOME TAX PROVISION	3,752	11,140
INCOME TAX PROVISION	365	1,626
NET INCOME	$3,387	$9,514

EARNINGS PER SHARE - BASIC AND DILUTED	$1.49	$4.58
WEIGHTED AVERAGE SHARES OUTSTANDING	2,279,808	2,078,218

See accompanying notes to the consolidated financial statements.

Muncy Columbia Financial Corporation
Consolidated Statements of Comprehensive Income (Loss)

	For the Years Ended December 31,
(In Thousands)	2023	2022
Net Income	$3,387	$9,514
Other comprehensive income (loss):
Unrealized holding gains (losses) on available-for-sale debt securities	15,629	(32,249)
Tax effect	(3,281)	6,773
Net realized loss included in net income	—	1,236
Tax effect	—	(260)
Other comprehensive income (loss), net	12,348	(24,500)
Comprehensive income (loss)	$15,735	$(14,986)

See accompanying notes to the consolidated financial statements.

Muncy Columbia Financial Corporation
Consolidated Statements of Changes in Stockholders’ Equity

(In Thousands Except Share and Per Share Data)	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2021	2,342,184	$2,928	$29,950	$84,113	$(2,884)	$(9,765)	$104,342
Net income	—	—	—	9,514	—	—	9,514
Other comprehensive loss	—	—	—	—	(24,500)	—	(24,500)
Common stock issuance under dividend reinvestment and stock purchase plans	1,651	2	72	—	—	—	74
Recognition of employee stock purchase plan expense	—	—	8	—	—	—	8
Purchase of treasury stock (500 shares)	—	—	—	—	—	(25)	(25)
Cash dividends ($1.67 per share)	—	—	—	(3,471)	—	—	(3,471)

Balance, December 31, 2022	2,343,835	$2,930	$30,030	$90,156	$(27,384)	$(9,790)	$85,942
Net income	—	—	—	3,387	—	—	3,387
Other comprehensive income	—	—	—	—	12,348	—	12,348
Common stock issuance under dividend reinvestment and stock purchase plans	2,181	3	74	—	—	—	77
Recognition of employee stock purchase plan expense	—	—	8	—	—	—	8
Cash dividends ($1.71 per share)	—	—	—	(3,557)	—	—	(3,557)
Shares issued for acquisition of Muncy Bank Financial, Inc.	1,488,960	1,861	53,231	—	—	—	55,092
Cumulative effect of adoption of ASU 2016-13	—	—	—	528	—	—	528
Balance, December 31, 2023	3,834,976	$4,794	$83,343	$90,514	$(15,036)	$(9,790)	$153,825

See accompanying notes to the consolidated financial statements.

Muncy Columbia Financial Corporation
Consolidated Statements of Cash Flows

	Years Ended December 31,
(In Thousands)	2023	2022
OPERATING ACTIVITIES
Net Income	$3,387	$9,514
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for credit losses	2,521	(1,810)
Depreciation and amortization of premises and equipment	790	662
Amortization and accretion of loans	(948)	—
Amortization and accretion of deposits	176	—
Losses on marketable equity securities	119	37
Realized losses on available-for-sale debt securities, net	—	1,236
Amortization and accretion of investment securities	347	840
Loss on disposal of premises and equipment	62	—
Deferred income taxes	(200)	67
Gain on sale of loans	(276)	(478)
Proceeds from sale of mortgage loans	13,286	15,428
Originations of mortgage loans held for resale	(12,395)	(15,583)
Amortization of intangibles	183	—
Amortization of investment in limited partnerships	283	213
Increase in accrued interest receivable	(869)	(732)
Earnings on bank-owned life insurance	(503)	(426)
Gain on settlement of bank-owned life insurance claims	—	(226)
Increase (decrease) in accrued interest payable	787	(19)
Other, net	329	940
Net cash provided by operating activities	7,079	9,663
INVESTING ACTIVITIES
Net cash and cash equivalents provided by business combination	7,845	—
Available-for-sale debt securities:
Purchases	(789)	(99,145)
Proceeds from sales	—	38,629
Proceeds from paydowns, calls and maturities	36,847	24,208
Purchase of bank-owned life insurance	(45)	(844)
Proceeds from redemption of restricted investment in bank stocks	7,097	518
Purchase of restricted investment in bank stocks	(6,098)	(681)
Net increase in loans	(32,420)	(60,494)
Proceeds from sale of other real estate owned	—	18
Purchase of investment in limited partnership	(2,366)	(2,459)
Acquisition of premises and equipment	(968)	(299)
Net cash provided by (used for) investing activities	9,103	(100,549)
FINANCING ACTIVITIES
Net decrease in deposits	(53,125)	(19,170)
Net increase in short-term borrowings	20,720	29,023
Proceeds from long-term borrowings	25,000	—
Repayment of long-term borrowings	(4)	(4)
Acquisition of treasury stock	—	(25)
Proceeds from issuance of common stock	77	74
Cash dividends paid	(3,557)	(3,471)
Net cash (used for) provided by financing activities	(10,889)	6,427
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,293	(84,459)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	13,084	97,543
CASH AND CASH EQUIVALENTS, END OF PERIOD	$18,377	$13,084

See accompanying notes to the consolidated financial statements.

	Years Ended December 31,
(In Thousands)	2023	2022
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest paid	$12,914	$4,080
Income taxes paid	975	1,375
Loans transferred to other real estate owned	170	18
Loans held for sale transferred to loans	3,587	—
Early termination of right-of-use asset	—	563
Early termination of lease liability	—	563
Bank-owned life insurance death benefit receivable	—	601

See Note 2 for additional information on the noncash effects of business combination

MUNCY COLUMBIA FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of Muncy Columbia Financial Corporation (the “Corporation”) are in accordance with the accounting principles generally accepted in the United States of America and conform to common practices within the banking industry. The more significant policies follow:

Principles of Consolidation

The consolidated financial statements include the accounts of Muncy Columbia Financial Corporation and its wholly-owned subsidiary, Journey Bank (the “Bank”). All significant inter-company balances and transactions have been eliminated in consolidation.

Nature of Operations

The Corporation is a financial holding company that provides full-service banking, including trust and financial services, through the Bank, to individuals and corporate customers. The Bank has twenty-two offices covering five Counties in Northcentral Pennsylvania. As discussed further in Note 2, in 2023 the Corporation expanded its operations by acquiring Muncy Bank Financial, Inc. The Corporation and Bank are subject to the regulation of the Pennsylvania Department of Banking, the Federal Deposit Insurance Corporation, and the Federal Reserve Bank of Philadelphia.

Procuring deposits and making loans are the major lines of business. The deposits are mainly deposits of individuals and small businesses and include various types of checking accounts, statement savings, money market accounts, interest checking accounts, individual retirement accounts, and certificates of deposit. The Bank also offers non-insured “Repo sweep” accounts which are collateralized by pledged securities. Lending products include commercial, consumer, and mortgage loans. Trust services include administration of various estates, pension plans, self-directed IRA’s and other services. Financial services are offered through a third-party brokerage arrangement. These services include a full line of stocks, bonds and other non-insured financial products which are offered through the Bank’s investment center.

Segment Reporting

The Bank is an independent community financial services provider and offers traditional banking and related financial services to individual, business and government customers. Through its branch, remote capture, internet banking, telephone, mobile banking, and automated teller machine network, the Bank offers a full array of commercial and retail financial services, including the taking of time, savings, and demand deposits; the making of commercial, consumer and mortgage loans; and the providing of other financial services. The Bank also performs personal, corporate, pension and fiduciary services as well as offers diverse investment products through its investment center.

Management does not separately allocate expenses, including the cost of funding loan demand, between the commercial, retail, trust and investment center operations of the Corporation. As such, discrete financial information is not available and segment reporting would not be meaningful.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of these consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant changes include the allowance for credit losses and fair values of available-for-sale debt securities based on estimates from independent valuation services or from brokers. Assumptions and factors used in the estimates are evaluated on an annual basis or whenever events or changes in circumstances indicate that the previous assumptions and factors have changed. The result of the analysis could result in adjustments to the estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and in banks and federal funds sold. Interest-earning deposits have original maturities of 90 days or less. Net cash flows are reported for loan, deposit, and short-term borrowing transactions.

Interest-Bearing Time Deposits

Interest-bearing time deposits have original maturities in excess of one year and are carried at cost.

Available-for-Sale Debt Securities

Debt securities classified as available-for-sale are carried at fair value with unrealized gains and losses, net of the related tax effects, reflected as a separate component of stockholders’ equity. Investment securities are classified at the time of purchase, based on management’s intention and ability, as securities held-to-maturity, securities available-for-sale, or securities held for trading. Debt securities acquired with the intent and ability to hold to maturity are stated at cost, adjusted for amortization of premium and accretion of discount, which are computed using the interest method and recognized as adjustments of interest income. Debt securities which are held principally as a source of liquidity are classified as available-for-sale. Debt securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in current earnings. Realized security gains and losses are computed using the specific identification method. The Corporation does not hold any held-to-maturity or trading securities as of December 31, 2023 and 2022. Interest and dividends on investment securities are recognized as income when earned.

Allowance for Credit Losses – Available-for-Sale Debt Securities

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

The allowance for credit losses on available-for-sale debt securities is included within investment securities available-for-sale on the Consolidated Balance Sheets. Changes in the allowance for credit losses are recorded within provision for credit losses on the Consolidated Statements of Income. Losses are charged against the allowance for credit losses when the Bank believes the collectability of an available-for-sale security is in jeopardy or when either of the criteria regarding intent or requirement to sell is met.

Accrued interest receivable on available-for-sale debt securities totaled $1,644,000 at December 31, 2023 and is included within accrued interest receivable on the Consolidated Balance Sheets. This amount is excluded from the estimate of expected credit losses. Available-for-sale debt securities are typically classified as non-accrual when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about the further collectability of principal or interest. When available-for-sale debt securities are placed on non-accrual status, unpaid interest credited to income is reversed.

Credit Losses on Investment Securities – Prior to Adopting ASU 2016-13

The Corporation adopted Accounting Standards Update (“ASU”) No. 2016-13 effective January 1, 2023. Financial statement amounts related to available-for-sale debt securities recorded as of December 31, 2022 and for the period ended December 31, 2022 are presented in accordance with the accounting polices described in the following sections.

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

Marketable Equity Securities

Marketable equity securities are carried at fair value with unrealized and realized gains and losses included in net income.

Restricted Investment in Bank Stocks

Restricted investment in bank stocks represent required investments in the common stock of correspondent banks and consists of common stock of the Federal Home Loan Bank of Pittsburgh (“FHLB”) of $10,294,000 and $3,188,000 at December 31, 2023 and 2022, respectively, and other correspondent banks of $100,000 and $35,000 at December 31, 2023 and 2022, respectively. As no active market exists for this stock, it is carried at cost. As a member of the FHLB, the Bank is required to maintain an investment in FHLB stock based on advances and other criteria. The Bank evaluated its holding of restricted stock and noted no credit loss at December 31, 2023 and 2022.

Loans Held for Sale

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or estimated fair value, as determined by outstanding commitments from investors. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings.

Mortgage loans held for sale are generally sold with servicing rights retained; the mortgage servicing rights are recognized as assets upon the sale. See further information for accounting for these assets under “Mortgage Servicing Rights.” Gains and losses on sales of mortgage loans are based on the difference between the selling price and the carrying value of the related loan sold.

Loans Receivable

Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff generally are reported at unpaid principal balance, net of unamortized deferred loan fees and costs, and an allowance for credit losses. Interest on fixed rate real estate loans and most business loans is accrued using a 360-day year. Interest on other loans is accrued over the term of each loan generally using the simple interest method based on a 365-day year. The Corporation recognizes nonrefundable loan origination fees and certain direct loan origination costs over the life of the related loans as an adjustment of loan yield using the interest method.

A loan is considered past due when a required payment is not received by the scheduled due date and is considered delinquent when it is 30 days or more past due. Loans are placed on nonaccrual status when principal or interest is past due 90 days or more and the collection of interest is doubtful, except for residential mortgage loans secured by 1-4 family dwellings. Residential mortgage loans are placed on nonaccrual status when it is established that funds are not available for repayment. Interest accrued but not collected as of the date of placement on nonaccrual status is reversed and charged against current income. Interest income on nonaccrual loans is recognized only to the extent of interest payments received. Loans are returned to the accrual status when the borrower makes six consecutive payments by the due date.

Purchased Credit Deteriorated (“PCD”) Loans

The Corporation purchased loans in connection with its acquisition of Muncy Bank Financial, Inc. in 2023, some of which had, at the acquisition date, experienced more than insignificant credit deterioration since origination. The Corporation considers several factors as indicators that an acquired loan has evidence of deterioration in credit quality. These factors include loans classified as nonaccrual, loans with a risk rating of watch or worse, loans past due 30 days and over and still accruing, loans that are current but were more than 60 days past due at least once since origination and loans that are current but were delinquent 30 days, more than 3 times, since origination. PCD loans are recorded at the amount paid. An allowance for credit losses is determined on a collective basis and is allocated to individual loans. The sum of the loan’s purchase price and allowance for credit losses becomes its initial amortized cost basis. The difference between the initial amortized costs basis and the par value of the loan is noncredit discount or premium, which is amortized into interest income over the life of the loan. Subsequent changes to the allowance for credit losses are recorded through the provision for credit losses.

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

The allowance for credit losses is measured on a collective (pool) basis when similar risk characteristics exist. The Bank has identified the following portfolio segments and measures the allowance for credit losses using the following methods:

•Residential real estate

•Commercial real estate

•Commercial and industrial

•Consumer and other

Historical credit loss experience is the basis for the estimation of expected credit losses. We apply historical loss rates to pools of loans with similar risk characteristics. After consideration of the historic loss calculation, management may apply qualitative adjustments to reflect the current conditions and reasonable and supportable forecasts not already reflected in the historical loss information at the balance sheet date. Our reasonable and supportable forecast adjustment is based on various economic forecasts, unemployment forecast and management judgment. For periods beyond our reasonable and supportable forecast, we revert to historical loss rates utilizing a straight-line method over a one-year reversion period.

The Bank has elected to exclude accrued interest receivable from the measurement of its ACL totaling $3,714,000 at December 31, 2023. When a loan is placed on non-accrual status, any outstanding accrued interest is reversed against interest income.

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

Allowance for Loan Losses – Prior to Adopting ASU 2016-13

The Corporation adopted ASU No. 2016-13 effective January 1, 2023. Prior to the adoption of ASU 2016-13 the Bank calculated its allowance for loan losses using an incurred loan loss methodology. Financial statement amounts related to the allowance for loan losses recorded as of December 31, 2022 and for the period ended December 31, 2022 are presented in accordance with the accounting polices described in the following sections.

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

Allowance for Credit Losses – Off-Balance Sheet Credit Exposures

Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and commercial letters of credit. The Corporation’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for off-balance sheet loan commitments is represented by the contractual amount of those instruments. Such financial instruments are recorded when they are funded.

The Corporation records an allowance for credit losses on off-balance sheet credit exposures, unless the commitments to extend credit are unconditionally cancelable, through a charge to provision for unfunded commitments in the Corporation’s Consolidated Statements of Income. The allowance for credit losses on off-balance sheet credit exposures is estimated by loan segment at each balance sheet date under the current expected credit loss model, taking into consideration the likelihood that funding will occur. The allowance for off-balance sheet exposures is included in other liabilities in the Corporation’s Consolidated Balance Sheets and the related credit loss expense is recorded in the Consolidated Statements of Income.

Mortgage Servicing Rights

When mortgage loans are sold with servicing retained, servicing rights are initially recorded at fair value with the income statement effect recorded in gains on sale of loans. Fair value is based on market prices for comparable mortgage servicing contracts, when available or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. All classes of servicing assets are subsequently measured using the amortization method which requires servicing rights to be amortized into non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans. Mortgage servicing rights are reported in other assets on the Consolidated Balance Sheets. Servicing rights are evaluated for impairment annually based upon the fair value of the rights as compared to the carrying amount. Significant inputs to the fair value of mortgage servicing rights include expected net servicing income to be received, the expected life of the underlying loans and the discount rate. No impairment losses on mortgage servicing rights were recorded for the years ended December 31, 2023 and 2022.

Total loans serviced for the benefit of others amounted to $256,993,000 and $195,143,000 at December 31, 2023 and 2022, respectively, and are not included in the Consolidated Balance Sheets. Servicing fee income, which is reported on the Consolidated Statements of Income as other non-interest income, is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal; or a fixed amount per loan and are recorded as income when earned. The amortization of mortgage servicing rights is netted against loan servicing fee income. Net servicing fees totaled $313,000 and $329,000 for the years ended December 31, 2023 and 2022, respectively.

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Corporation, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Corporation does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Foreclosed Assets Held for Sale

Foreclosed assets are held for sale and are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and assets are carried at the lower of the carrying amount or fair value less cost to sell. Net operating expenses and gains and losses realized from disposition are included in non-interest expense and income, respectively, within the Consolidated Statements of Income. The carrying amount of foreclosed residential real estate properties held as a result of obtaining physical possession were $0 at December 31, 2023 and 2022, respectively. The recorded investment of consumer mortgage loans secured by residential real properties for which formal foreclosure proceedings were in process were $252,000 and $221,000 at December 31, 2023 and 2022, respectively.

Premises and Equipment

Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation computed principally on the straight-line method over the estimated useful lives of the assets. Maintenance and minor repairs are charged to operations as incurred. The cost and accumulated depreciation of the premises and equipment retired or sold are eliminated from the property accounts at the time of retirement or sale, and the resulting gain or loss is reflected in current operations.

Intangible Assets – Goodwill

Goodwill arises from business combinations and is determined as the excess of the fair value of the consideration transferred over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. The Corporation has recorded net goodwill of $25,609,000 and $7,937,000 at December 31, 2023 and 2022, respectively, related to the 2023 acquisition of Muncy Bank Financial, Inc. and its subsidiary, The Muncy Bank & Trust Company, and the 2008 acquisition of Columbia Financial Corporation and its subsidiary, First Columbia Bank & Trust Co. Goodwill acquired in a business combination is determined to have an indefinite useful life and is not amortized, but tested for impairment at least annually or more frequently if events and circumstances exists that indicate an impairment test should be performed. Any impairment of goodwill results in a charge to income. Goodwill is tested for impairment at the reporting unit level and an impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. The Corporation employs general industry practices in evaluating the impairment of its goodwill and other intangible assets.  Based upon its evaluation, management determined there was no impairment of goodwill during 2023 or 2022.  No assurance can be given that future impairment tests will not result in a charge to earnings.

Intangible Assets – Core Deposit Intangible

The Corporation recorded a core deposit intangible asset in 2023 related to the deposit premium paid for the acquisition of Muncy Bank Financial Inc.’s subsidiary, The Muncy Bank & Trust Company. This intangible asset is being amortized on a sum of the years digits method over 10 years and has a net carrying value of $11,895,000 as of December 31, 2023. The recoverability of the carrying value is evaluated on an ongoing basis, and permanent declines in value, if any, are charged to expense. Amortization of the core deposit intangible amounted to $183,000 for the year ended December 31, 2023.

The estimated amortization expense of the core deposit intangible over its remaining life is as follows:

(In Thousands):
2024	$2,178
2025	1,958
2026	1,738
2027	1,519
2028	1,299
Thereafter	3,203
Total	$11,895

Bank-Owned Life Insurance

The Corporation has purchased life insurance policies on certain officers and directors. Bank-owned life insurance is recorded at its cash surrender value, or the amount that can be realized. Increases in the cash surrender value, and gains received upon the death of an insured, are recognized as a component of non-interest income within the Consolidated Statements of Income. The policies can be liquidated, if necessary, with tax costs associated. However, the Corporation intends to hold these policies and accordingly, the Corporation has not provided for deferred income taxes on the earnings from the increase in cash surrender value.

Investments in Limited Partnerships

The Corporation is a limited partner in six partnerships at December 31, 2023 that provide low income housing in the Corporation’s geographic market area. The investments are accounted for under the effective yield method. Under the effective yield method, the Corporation recognizes tax credits as they are allocated and amortizes the initial cost of the investment to provide a constant effective yield over the period that the tax credits are allocated to the Corporation. Under this method, the tax credits allocated, net of any amortization of the investment in the limited partnerships, are recognized in the Consolidated Statements of Income as a component of income tax expense. The amount of tax credits allocated to the Corporation was $484,000 and the amortization of the investments in limited partnerships was $346,000 in 2023. The amount of tax credits allocated to the Corporation was $234,000 and the amortization of the investments in limited partnerships was $213,000 in 2022. The carrying value of the Corporation’s investments in limited partnerships was $5,828,000 and $3,745,000 at December 31, 2023 and 2022, respectively.

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

The Corporation and the Bank are subject to U.S. federal income tax and Commonwealth of Pennsylvania tax. With limited exceptions, the Corporation is no longer subject to examination by Federal or State taxing authorities for years prior to 2020. At December 31, 2023 and December 31, 2022 the Corporation did not have any unrecognized tax benefits. The Corporation does not expect the amount of any unrecognized tax benefits to significantly increase in the next twelve months. The Corporation recognizes interest related to income tax matters as interest expense and penalties related to income tax matters as other noninterest expense. At December 31, 2023 and December 31, 2022, the Corporation does not have any amounts accrued for interest and/or penalties.

Per Share Data

Basic earnings per share are calculated by dividing net income by the weighted average number of shares of common stock outstanding at the end of each period. Diluted earnings per share are calculated by increasing the denominator for the assumed conversion of all potentially dilutive securities. The Corporation does not have any securities which have or will have a dilutive effect, so accordingly, basic and diluted per share data are the same. Treasury shares are not deemed outstanding for earnings per share calculations.

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

Advertising Costs

It is the Corporation’s policy to expense advertising costs in the period in which they are incurred. Advertising expenses for the years ended December 31, 2023 and 2022 were approximately $322,000 and $285,000, respectively.

Comprehensive Income (Loss)

The Corporation is required to present comprehensive income (loss) and its components in a full set of general-purpose financial statements for all periods presented. The Corporation’s other comprehensive income (loss) is composed exclusively of the net unrealized gains and losses attributable to available-for-sale debt securities.

Revenue Recognition

Under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, management determined that the primary sources of revenue associated with financial instruments, including interest income on loans and investments, along with certain noninterest revenue sources including investment security gains, loan servicing charges, gains on the sale of loans, and earnings on bank owned life insurance are not within the scope of Topic 606. Noninterest income within the scope of Topic 606 is as follows:

•Trust and Brokerage fees – Trust and investment advisory income is primarily comprised of fees earned from the management and administration of trusts and customer investment portfolios.  The Corporation’s performance obligation is generally satisfied over a period of time and the resulting fees are billed monthly or quarterly, based upon the month end market value of the assets under management.  Payment is generally received after month end through a direct charge to customers’ accounts.  Other performance obligations (such as delivery of account statements to customers) are generally considered immaterial to the overall transactions price.  Commissions on transactions are recognized on a trade-date basis as the performance obligation is satisfied at the point in time in which the trade is processed.

•Service charges and fees – The Corporation has contracts with its deposit account customers where fees are charged if certain parameters are not met. These agreements can be cancelled at any time by either the Corporation or the deposit customer. Revenue from these transactions is recognized on a monthly basis as the Corporation has an unconditional right to the fee consideration. The Corporation also has transaction fees related to specific transactions or activities resulting from a customer request or activity that include overdraft fees, online banking fees, interchange fees, ATM fees and other transaction fees. All these fees are attributed to specific performance obligations of the Corporation where revenue is recognized at a defined point in time upon the completion of the requested service/transaction.

•Interchange fees - The Corporation issues debit cards to consumer and business customers with checking deposit accounts.  Debit card and ATM transactions are processed via electronic systems that involve several parties.  The Corporation’s debit card and ATM transaction processing is executed via contractual arrangements with payment processing networks, a processor and a settlement bank.  As described above, all deposit liabilities are considered to have one-day terms and therefore interchange revenue from customers’ use of their debit cards to initiate transactions are recognized in income at the time when the services are provided and related fees received in the Corporation’s deposit account with the settlement bank.  Incremental costs associated with ATM and interchange processing are recognized as expense when incurred within noninterest expense in the Consolidated Statements of Income.

•Other noninterest income – Other noninterest income consists of other recurring revenue streams such as safe deposit box rental fees, gain (loss) on sale of other real estate owned and other miscellaneous revenue streams.  Safe deposit box rental fees are charged to the customer on an annual basis and recognized when billed.  However, if the safe deposit box rental fee is prepaid (i.e. paid prior to issuance of annual bill), the revenue is recognized upon receipt of payment.  The Corporation has determined that since rentals and renewals occur consistently over time, revenue is recognized on a basis consistent with the duration of the performance obligation.  Gains and losses on the sale of other real estate owned are recognized at the completion of the property sale when the buyer obtains control of the real estate and all the performance obligations of the Corporation have been satisfied.

Reclassifications

Certain amounts in the consolidated financial statements of the prior years have been reclassified to conform to presentations used in the 2023 consolidated financial statements. Such reclassifications had no effect on the Corporation’s consolidated financial condition or net income.

Adoption of New Accounting Standards

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topics 326): Measurement of Credit Losses on Financial Instruments” and subsequent related updates. This ASU replaces the incurred loss methodology for recognizing credit losses and requires businesses and other organizations to measure the current expected credit losses (CECL) on financial assets measured at amortized cost, including loans and held-to-maturity securities, net investment in leases, off-balance sheet credit exposures such as unfunded commitments, and other financial instruments. In addition, ASC 326 requires credit losses on available-for-sale debt securities to be presented as an allowance rather than as a write-down when management does not intend to sell or believes that it is not more likely than not they will be required to sell. This guidance became effective on January 1, 2023 for the Corporation. The results reported for periods beginning after January 1, 2023 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable accounting standards.

The Corporation adopted this guidance, and subsequent related updates, using the modified retrospective approach for all financial assets measured at amortized cost, including loans, available-for-sale debt securities and unfunded commitments. On January 1, 2023, the Corporation recorded a cumulative effect increase to retained earnings of $528,000, net of tax, of which $490,000 related to loans, $38,000 related to unfunded commitments, and $0 related to available-for-sale securities. The Corporation has no held-to-maturity securities.

The Corporation adopted the provisions of ASC 326 related to presenting other-than-temporary impairment on available-for-sale debt securities prior to January 1, 2023 using the prospective transition approach, though no such changes had been recorded on the securities held by the Corporation as of the date of adoption.

The Corporation expanded the pooling utilized under the legacy incurred loss method to include additional segmentation based on risk. The impact of the change from the incurred loss model to the current expected credit loss model is detailed below.

	January 1, 2023
(In Thousands)	Pre-ASC 326 Adoption	Impact of ASC 326 Adoption	As Reported Under ASC 326
Assets:
Allowance for Credit Losses - Loans
Residential Real Estate	$3,077	$(2,617)	$460
Commercial Real Estate	2,897	3,198	6,095
Commercial and Industrial	1,041	(959)	82
Consumer and other	60	(39)	21
Unallocated	204	(204)	—
	$7,279	$(621)	$6,658
Liabilities:
Allowance for Credit Losses on
Off-Balance Sheet Credit Exposure	$65	$(48)	$17

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

2. BUSINESS COMBINATION

On April 18, 2023, CCFNB Bancorp, Inc. (“CCFNB”) and Muncy Bank Financial, Inc. (“MBF”) jointly announced the signing of a definitive merger agreement to combine the two companies in a strategic merger of equals. Effective November 11, 2023, the merger was completed. Under the terms of the Merger Agreement, (i) MBF merged with and into CCFNB, with CCFNB being the surviving entity, and (ii) The Muncy Bank & Trust Company merged with and into CCFNB’s wholly-owned banking subsidiary, First Columbia Bank & Trust Co. (“First Columbia Bank”), with First Columbia Bank being the surviving bank (the “Mergers”). In connection with the Mergers, CCFNB changed its name to Muncy Columbia Financial Corporation and First Columbia Bank changed its name to Journey Bank.

At the effective time of the merger, MBF’s shareholders received a fixed exchange ratio of 0.9259 shares of the Corporation’s common stock for each MBF common share they owned, except to the extent of cash received for fractional shares at $41.47 per share. Total purchase consideration was $55,101,000, including common stock with a fair value of $55,092,000 and cash of $9,000 paid for fractional shares.

MBF was a Pennsylvania corporation that conducted its business primarily through its wholly owned subsidiary The Muncy Bank & Trust Company, which operated from a main office in Muncy, Pennsylvania, and had nine additional branches throughout Northcentral Pennsylvania.

As a result of the acquisition, the Corporation issued 1,488,960 common shares. The shares were issued with a value of $37.00 per share, which was based on the closing price of the Corporation’s stock on November 10, 2023.

The following table summarizes the consideration paid for MBF and the amounts of the assets acquired and liabilities assumed recognized at the acquisition date of November 11, 2023:

(In Thousands, Except Share and Per Share Data)
Purchase price consideration
Muncy Columbia Financial Corporation shares issued	1,488,960
Per share value assigned to shares issued	$37.00
Total purchase price assigned to shares issued		$55,092
Cash paid in lieu of fractional shares		9
Fair value of total consideration transferred		$55,101

(In Thousands)
Total purchase price consideration		$55,101

Recognized amounts of identifiable assets acquired and liabilities assumed
Cash and cash equivalents		$7,854
Interest-bearing time deposits		976
Available-for-sale debt securities		93,026
Restricted investment in bank stocks		8,170
Loans gross		504,100
Allowance credit losses		(215)
Loans, net		503,885

Premises and equipment, net		14,939
Accrued interest receivable		2,271
Core deposit intangible		12,078
Deferred tax asset		7,339
Other assets		20,878
Total identifiable assets acquired		671,416

Deposits
Interest-bearing		416,149
Noninterest-bearing		105,144
Borrowings		105,473
Accrued interest payable		1,384
Other liabilities		5,837
Total liabilities assumed		633,987
Total identifiable net assets		37,429
Goodwill resulting from the merger		$17,672

The Corporation determined that this acquisition constitutes a business combination and therefore was accounted for using the acquisition method of accounting. Accordingly, as of the date of the acquisition, the Corporation recorded the assets acquired, liabilities assumed and consideration paid at fair value. The $17.7 million excess of the consideration paid over the fair value of assets acquired was recorded as goodwill and is not amortizable or deductible for tax purposes. The amount of goodwill arising from the acquisition consists largely of the synergies and economies of scale expected from combining the operations of the Corporation with MBF.

The fair value of the 1,488,960 common shares issued was determined based on the $37.00 closing market price of the Corporation’s common shares on November 10, 2023. While the valuation of the acquired assets and liabilities is substantially complete, fair value estimates are subject to adjustment during the provisional period, which may last up to twelve months subsequent to the acquisition date. During this period, the Corporation may obtain additional information to refine the valuations and adjust the recorded fair value, although such adjustments are not expected to be significant. Valuations subject to adjustments include, but are not limited to, the fair value of acquired loans, deposits, land and building, core deposit intangible and other assets and liabilities.

The following is a description of the valuation methodologies used to estimate the fair values of major categories of assets acquired and liabilities assumed. The Corporation used an independent valuation specialist to assist with the determination of fair values for certain acquired assets and assumed liabilities.

•Cash and cash equivalents - The estimated fair value was determined to approximate the carrying amount of these assets.

•Available-for-sale debt securities - The estimated fair value of the investment portfolio was based on quoted market prices, dealer quotes, and pricing obtained from independent pricing services.

•Loans - The estimated fair value of loans were based on a discounted cash flow methodology applied on a pooled basis for nonpurchased credit-deteriorated (“non-PCD”) loans, accruing purchased credit-deteriorated loans and on an individual basis for nonaccruing purchased credit-deteriorated (“PCD”) loans. The valuation considered underlying characteristics including loan type, term, rate, payment schedule and credit rating. The discounted cash flow methodology involved assumptions and judgements as to credit risk, expected lifetime losses, environmental factors, collateral values, discount rates, expected payments and expected prepayments.

•Premises and equipment - The estimated fair value of land and buildings were determined by independent market-based appraisals.

•Core deposit intangible - The core deposit intangible was valued utilizing a discounting cash flow method approach, which recognizes the cost savings represented by the expense of maintaining the core deposit base (net of deposit fee income) versus the cost of an alternative funding source. The valuation incorporates assumptions related to account retention, discount rates, deposit interest rates, deposit maintenance costs and alternative funding rates.

•Time deposits - The estimated fair value of time deposits was determined using a discounted cash flow approach incorporating a discount rate equal to current market interest rates offered on time deposits with similar terms and maturities.

•Borrowings - The estimated fair value of short-term borrowings were determined to approximate carrying value. The estimated fair value of long-term borrowings from the FHLB were determined using a discounted cash flow approach incorporating a discount rate equal to current market interest rates offered on borrowings with similar terms and maturities.

Acquired loans are classified into two categories: PCD loans and non-PCD loans. PCD loans are defined as a loan or group of loans that have experienced more than insignificant credit deterioration since origination. Non-PCD loans will have an allowance established on acquisition date, which is recognized as an expense through provision for credit losses. For PCD loans, an allowance is recognized on day 1 by adding it to the fair value of the loan, which is the “Day 1 amortized cost”. There is no provision for credit loss expense recognized on PCD loans because the initial allowance is established by grossing-up the amortized cost of the PCD loan.

A Day 1 allowance for credit losses on non-PCD loans of $2.9 million was recorded through the provision for credit losses within the Consolidated Statements of Income. At the date of acquisition, of the $529.0 million of loans acquired from MBF, $41.1 million, or 7.8%, of MBF’s loan portfolio, was accounted for as PCD loans.

The following table provides details related to the fair value of acquired PCD loans:

(In Thousands)	Unpaid principal balance	PCD Allowance for Credit Loss at Acquisition	(Discount) Premium on Acquired Loans	Fair Value of PCD Loans at Acquisition
Commercial and industrial	$2,606	$(41)	$(99)	$2,466
Commercial real estate	12,305	(104)	(881)	11,320
Residential real estate	25,373	(61)	(930)	24,382
Consumer and other	800	(9)	12	803
Total	$41,084	$(215)	$(1,898)	$38,971

The following table provides details related to the fair value and Day 1 provision related to the acquired non-PCD loans:

(In Thousands)	Unpaid principal balance	(Discount) Premium on Acquired Loans	Fair Value of Non-PCD Loans at Acquisition	Day 1 Provision for Credit Losses- Non- PCD Loans
Commercial and industrial	$39,781	$(2,955)	$36,826	$597
Commercial real estate	145,624	(6,417)	139,207	1,235
Residential real estate	292,722	(14,207)	278,515	1,003
Consumer and other	9,748	(285)	9,463	97
Total	$487,875	$(23,864)	$464,011	$2,932

Amounts recognized separately from the acquisition include primarily legal fees, investment banking fees, system conversion costs, severance costs and contract termination costs. These costs were included in merger-related expenses within non-interest expense on the Consolidated Statements of Income and amounted to approximately $3,028,000 for the year ended December 31, 2023.

Results of operations for MBF prior to the acquisition date are not included in the Consolidated Statements of Income for the year ended December 31, 2023. The core processing systems, including general ledger, of the Corporation and MBF were merged on November 11, 2023. As such, MBF net interest income and net income from November 11, 2023 through December 31, 2023, which are included in the Corporation’s Consolidated Statements of Income, are not uniquely identifiable.

The following table presents pro forma information as if the acquisition of MBF had occurred on January 1, 2022. The table below has been prepared for comparative purposes only and is not necessarily indicative of the actual results that would have been attained had the acquisition occurred as of the beginning of the periods presented, nor is it indicative of future results. Furthermore, the unaudited proforma information does not reflect management’s estimate of any revenue-enhancing opportunities nor anticipated cost savings as a result of the integration and consolidation of the acquisition. Merger and acquisition integration costs have been removed and amortization of fair value adjustments are included in the numbers below.

	Year Ended December 31,
(In Thousands, Except Per Share Data)	2023	2022
Net interest income	$48,693	$54,914
Non-interest income	9,711	8,974
Net income	17,917	22,865
Pro forma earnings per share - basic and diluted	$5.02	$6.41

3. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents the changes in accumulated other comprehensive loss by component, net of the tax, for the years ended December 31, 2023 and 2022:

(In Thousands)	Unrealized Gain (Loss) on Available-for-Sale Debt Securities(a)
Balance, December 31, 2021	$(2,884)

Other comprehensive loss before reclassifications, net of tax	(25,476)
Amounts reclassified from accumulated other comprehensive loss, net of tax	976
Net change in accumulated other comprehensive loss	(24,500)

Balance, December 31, 2022	(27,384)

Other comprehensive income before reclassifications, net of tax	12,348
Amounts reclassified from accumulated other comprehensive loss, net of tax	—
Net change in accumulated other comprehensive loss	12,348

Balance, December 31, 2023	$(15,036)

(a)	All amounts are net of tax. Amounts in parentheses indicate debits.

The following table presents the amounts reclassified out of accumulated other comprehensive loss by component, net of tax, for the years ended December 31, 2023 and 2022:

(In Thousands) Details about accumulated other comprehensive loss	Amount Reclassified from Accumulated Other Comprehensive Loss(a)		Affected Line Item in the Consolidated Statement of Income
	2023	2022
Net realized losses on available-for-sale debt securities	$—	$(1,236)	Realized losses on available-for-sale debt securities, net
Income tax effect	—	260	Income tax provision
	$—	$(976)

(a)	All amounts are net of tax. Amounts in parentheses indicate debits.

4. SECURITIES

The amortized cost, related estimated fair value, and unrealized gains and losses for investment securities were as follows at December 31, 2023 and 2022:

	2023
(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligation of U.S.Government Corporationsand Agencies:
Mortgage-backed	$145,196	$1,158	$(15,014)	$131,340
Collateralized mortgage obligations	8,515	503	—	9,018
Other	197,325	—	(9,613)	187,712
Obligations of state and political subdivisions	81,033	4,032	(109)	84,956
Other debt securites	267	9	—	276
Total available-for-sale debt securities	$432,336	$5,702	$(24,736)	$413,302

	2022
(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligation of U.S.Government Corporations and Agencies:
Mortgage-backed	$144,806	$1	$(18,742)	$126,065
Other	217,254	—	(16,331)	200,923
Obligations of state and political subdivisions	13,654	451	(42)	14,063
Total available-for-sale debt securities	$375,714	$452	$(35,115)	$341,051

Securities available-for-sale with an aggregate fair value of $263,706,000 and $260,805,000 at December 31, 2023 and 2022, respectively, were pledged to secure public funds, trust funds, securities sold under agreements to repurchase and other balances of $278,714,000 and $207,828,000 at December 31, 2023 and 2022, respectively, as required by law.

The amortized cost and estimated fair value of investment securities, by expected maturity, are shown below at December 31, 2023. Expected maturities on debt securities will differ from contractual maturities, because some borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In Thousands)	Amortized Cost	Fair Value
Due in one year or less	$40,807	$39,972
Due after one year to five years	162,483	153,686
Due after five years to ten years	21,972	22,459
Due after ten years	53,363	56,827
Sub-total	278,625	272,944

Mortgage-backed securities	145,196	131,340
Collateralized mortgage obligations	8,515	9,018
Total debt securities	$432,336	$413,302

The Corporation’s mortgage-backed securities and collateralized mortgage obligations have stated maturities that may differ from actual maturities due to borrowers’ ability to prepay obligations. Cash flows from such investments are dependent upon the performance of the underlying mortgage loans and are generally influenced by the level of interest rates. In the table above, mortgage-backed securities and collateralized mortgage obligations are shown in one period.

There were no sales of investments in debt securities classified as available-for-sale during the year ended December 31, 2023. Proceeds from the sale of investments in debt securities classified as available-for-sale for the year ended December 31, 2022 were $38,629,000. For the year ended December 31, 2022, the Corporation realized gross losses of $1,236,000 and no gross gains.

The following summary shows the gross unrealized losses and fair value, aggregated by investment category of those individual securities for which an allowance for credit losses has not been recorded that have been in a continuous unrealized loss position for less than or more than 12 months as of December 31, 2023 and 2022:

	December 31, 2023
	Less than Twelve Months		Twelve Months or Greater		Total
(In Thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	$47	$(1)	$112,884	$(15,013)	$112,931	$(15,014)
Other	—	—	187,712	(9,613)	187,712	(9,613)
Obligations of state and political subdivisions	10,284	(90)	1,663	(19)	11,947	(109)
Total	$10,331	$(91)	$302,259	$(24,645)	$312,590	$(24,736)

	December 31, 2022
	Less than Twelve Months		Twelve Months or Greater		Total
(In Thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Obligations of U.S. Government Corporationsand Agencies:
Mortgage-backed	$31,981	$(2,344)	$93,981	$(16,398)	$125,962	$(18,742)
Other	52,746	(2,079)	148,177	(14,252)	200,923	(16,331)
Obligations of state and political subdivisions	3,848	(42)	—	—	3,848	(42)
Total	$88,575	$(4,465)	$242,158	$(30,650)	$330,733	$(35,115)

At December 31, 2023, the Corporation had a total of 32 debt securities that have been in a gross unrealized loss position for less than twelve months with depreciation of 4% from the Corporation’s amortized cost basis.

At December 31, 2023, the Corporation had a total of 134 debt securities that have been in a gross unrealized loss position for greater than twelve months with depreciation of 7.4% from the Corporation’s amortized cost basis.

At December 31, 2023, unrealized losses on debt securities have not been recognized into income because the issuers bonds are of high credit quality (rated BBB or higher), management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions. The fair value is expected to recover as the bonds approach maturity.

As of December 31, 2023, no ACL was required for debt securities. The Bank does not have the intent to sell and does not believe it will be more likely than not to be required to sell any of these securities prior to a recovery of their fair value to amortized cost, which may be at maturity.

As of December 31, 2023, all debt securities were rated above investment grade. Based on the payment status, rating and management’s evaluation of these securities, no ACL was required for the debt securities as of December 31, 2023. As of December 31, 2023, the underlying issuers continue to make timely principal and interest payments on the securities.

Equity securities with a readily determinable fair value are stated at fair value with realized and unrealized gains and losses reported in income. At December 31, 2023 and 2022, the Corporation had $1,295,000 and $1,077,000, respectively, in marketable equity securities recorded at fair value. The following is a summary of unrealized and realized gains and losses recognized in net income on marketable equity securities during the years ended December 31, 2023 and 2022:

	For the Year Ended December 31,
(In Thousands)	2023	2022
Net losses recognized during the period on marketable equity securities	$(119)	$(37)
Less: Net gains and losses recognized during the period on marketable equity securities dold during the period	—	—
Unrealized losses recognized during the period on marketable equity securities still held at the reporting date	$(119)	$(37)

5. LOANS AND ALLOWANCE FOR CREDIT LOSSES

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at their outstanding unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment to yield (interest income) over the life of the loan. Deferred fees and costs amounted to $779,000 at December 31, 2023 and $665,000 at December 31, 2022 and are netted against the outstanding unpaid principal balances.

The segments of the Corporation’s loan portfolio are disaggregated into classes that allows management to monitor risk and performance. The loan classes used are consistent with the internal reports evaluated by the Corporation’s management and Board of Directors to monitor risk and performance within the various segments of its loan portfolio.

Major classifications of loans at December 31, 2023 and 2022 consisted of:

(In Thousands)	December 31, 2023
Commercial and industrial	$94,278
Commercial real estate:
Commercial mortgages	326,152
Student housing	33,650
Residential real estate:
Rental 1-4 family	54,078
1-4 family residential mortgages	535,206
Consumer and other	25,065
Gross loans	$1,068,429

(In Thousands)	December 31, 2022
Commercial, financial and agricultural	$39,573
Tax-exempt	30,679
Commercial real estate:
Commercial mortgages	145,622
Other construction and land development loans	18,649
Secured by farmland	13,120
Consumer real estate:
Home equity loans	13,391
Home equity lines of credit	12,262
1-4 family residential mortgages	241,179
Construction	7,430
Installment loans to individuals	5,824
Gross loans	$527,729

Allowance for Credit Losses and Recorded Investment in Financial Receivables

The allowance for credit losses is measured on a collective (pool) basis when similar risk characteristics exist. The Corporation has aligned our segmentation to internal loan reports. The Corporation has identified the following portfolio segments:

•Commercial and Industrial

•Commercial Real Estate

•Residential Real Estate

•Consumer and other

The following table presents the activity in the allowance for credit losses by portfolio segment for the years ended December 31, 2023 and 2022:

	For the Year Ended December 31, 2023
(In Thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Unallocated	Total
Balance, December 31, 2022	$1,041	$2,897	$3,077	$60	$204	$7,279
Impact of adopting ASC 326	(959)	3,198	(2,617)	(39)	(204)	(621)
Allowance for credit loss on PCD acquired loans	41	104	61	9	—	215
Provision for credit losses - acquisition day 1 non-PCD	597	1,235	1,003	97	—	2,932
Provision (credit) charged to operations	24	(517)	29	86	—	(378)
Loans charged off	—	(70)	(79)	(47)	—	(196)
Recoveries	57	—	—	14	—	71
Balance, December 31, 2023	$801	$6,847	$1,474	$180	$—	$9,302

	For the Year Ended December 31, 2022
(In Thousands)	Commercial, Financial & Agricultural, Tax-exempt	Commercial Real Estate	Consumer Real Estate	Installment Loans Individuals	Unallocated	Total
Balance, December 31, 2021	$1,018	$3,438	$3,413	$74	$1,193	$9,136
Provision (credit) charged to operations	61	(542)	(343)	3	(989)	(1,810)
Loans charged off	(47)	—	(3)	(40)	—	(90)
Recoveries	9	1	10	23	—	43
Balance, December 31, 2022	$1,041	$2,897	$3,077	$60	$204	$7,279

The cumulative loss rate used as the basis for the estimate of credit losses is comprised of the Corporation’s historical loss experience. As of December 31, 2023, the Corporation expects that the market in which it operates will experience a slight improvement in economic conditions based primarily on housing indexes, interest rate stabilization, and a steady unemployment rate causing the trend in delinquencies over the next year to follow historical levels. Management adjusted the historical loss experience for these expectations. No reversion adjustments were necessary, as the starting point for the Corporation’s estimate was a cumulative loss rate covering the expected contractual term of the loan portfolio.

The Corporation recorded a $2.6 million provision for credit losses for the year ended December 31, 2023 as compared to a $1.8 million credit for the year ended December 31, 2022. The 2023 provision for credit losses was made up of a one-time charge to earnings of $2.9 million related to acquired non-PCD loans, as well as a credit of $378,000 for normal ongoing loan activity. The credit was a result of reduced commercial real estate past dues, reduced balances of commercial student housing real estate, and slightly improved economic forecasts since December 31, 2022. Non-performing assets increased to $4.3 million at December 31, 2023 compared to $1.8 million at December 31, 2022. Overall, non-performing assets remain well controlled at 0.40% of total gross loans at December 31, 2023 compared to 0.35% of total gross loans at December 31, 2022. The Corporation experienced net charge-offs of $125,000 for the year ended December 31, 2023. In summary, the allowance for credit losses on our loan portfolio provided 216.0% coverage of non-performing loans, and 0.87% of total loans, on December 31, 2023, compared to 393.7% coverage of non-performing loans, and 1.38% of total loans, on December 31, 2022.

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

In accordance with ASC 326, the Corporation will evaluate individual loans for expected credit losses when those loans do not share similar risk characteristics with loans evaluated using a collective (pooled) basis. In contrast to legacy accounting standards, this criterion is broader than the impairment concept and management may evaluate loans individually when no specific expectation of collectability is in place. Loans will not be included in both collective and individual analysis. The individual analysis will establish a specific reserve for loans in scope.

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

The need for an updated appraisal on collateral dependent loans is determined on a case-by-case basis. The useful life of an appraisal or evaluation will vary depending upon the circumstances of the property and the economic conditions in the marketplace. A new appraisal is not required if there is an existing appraisal which, along with other information, is sufficient to determine a reasonable value for the property and to support an appropriate and adequate allowance for credit losses. At a minimum, annual documented reevaluation of the property is completed by the Bank’s Chief Credit Officer to support the value of the property.

When receiving an appraisal associated with an existing real estate collateral dependent transaction, the Bank’s Chief Credit Officer must determine if there have been material changes to the underlying assumptions in the appraisal which affect the original estimate of value. Some of the factors that could cause material changes to reported values include:

•the passage of time;

•the volatility of the local market;

•the availability of financing;

•natural disasters;

•the inventory of competing properties;

•new improvements to, or lack of maintenance of, the subject property or competing properties upon physical inspection by the Bank;

•changes in underlying economic and market assumptions, such as material changes in current and projected vacancy, absorption rates, capitalization rates, lease terms, rental rates, sales prices, concessions, construction overruns and delays, zoning changes, etc.; and/or

•environmental contamination.

The value of the property is adjusted to appropriately reflect the above listed factors and the value is discounted to reflect the value impact of a forced distressed sale, any outstanding senior liens, any outstanding unpaid real estate taxes, transfer taxes and closing costs that would occur with sale of the real estate. If the Chief Credit Officer determines that a reasonable value cannot be derived based on the available information, a new appraisal is ordered. The determination of the need for a new appraisal rests with the Chief Credit Officer and not the originating account officer.

The following table summarizes the loan portfolio and allowance for credit losses as of December 31, 2023:

	December 31, 2023
(In Thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Total
Loans:
Individually evaluated	$—	$12,279	$—	$—	$12,279
Collectively evaluated	94,278	347,523	589,284	25,065	1,056,150
Total loans	$94,278	$359,802	$589,284	$25,065	$1,068,429

Allowance for credit losses:
Individually evaluated	$—	$4,143	$—	$—	$4,143
Collectively evaluated	801	2,704	1,474	180	5,159
Total allowance for credit losses	$801	$6,847	$1,474	$180	$9,302

The following table summarizes the loan portfolio and allowance for loan losses as of December 31, 2022:

	December 31, 2022
(In Thousands)	Commercial Financial & Agricultural, Exempt	Commercial Real Estate	Consumer Real Estate	Installment Loans Individuals	Unallocated	Total
Loans:
Ending balance individually	$—	$959	$1,103	$4	$—	$2,066
evaluated for impairment

Ending balance collectively	70,252	176,432	273,159	5,820	—	525,663
evaluated for impairment
Ending balance	$70,252	$177,391	$274,262	$5,824	$—	$527,729

Allowance for loan losses:
Ending balance individually
evaluated for impairment	$—	$—	$—	$—	$—	$—

Ending balance collectively
evaluated for impairment	$1,041	$2,897	$3,077	$60	$204	$7,279

Age Analysis of Past-Due Loans Receivable

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past-due status as of December 31, 2023 and 2022:

	December 31, 2023
(In Thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Total Loans
Commercial and Industrial	$93,879	$129	$233	$37	$399	$94,278
Commercial Real Estate	355,786	2,316	960	740	4,016	359,802
Residential Real Estate	578,802	7,226	1,134	2,122	10,482	589,284
Consumer and other	24,955	86	18	6	110	25,065
	$1,053,422	$9,757	$2,345	$2,905	$15,007	$1,068,429

	December 31, 2022
(In Thousands)	Loans 30-89 Days Past Due	Loans 90 or more days Past Due	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 or more Days Past Due
Commercial, financial and agricultural	$239	$—	$239	$39,334	$39,573	$—
Tax-exempt	—	—	—	30,679	30,679	—
Commercial real estate:
Commercial mortgages	439	405	844	144,778	145,622	—
Other construction and land development loans	48	—	48	18,601	18,649	—
Secured by farmland	258	—	258	12,862	13,120	—
Consumer real estate:
Home equity loans	132	—	132	13,259	13,391	—
Home equity lines of credit	16	17	33	12,229	12,262	—
1-4 family residential mortgages	1,061	229	1,290	239,889	241,179	—
Construction	—	—	—	7,430	7,430	—
Installment loans to individuals	35	—	35	5,789	5,824	—
Unearned discount	—	—	—	—	—
Gross loans	$2,228	$651	$2,879	$524,850	$527,729	$—

Nonperforming Loans

The following tables present the amortized cost basis of loans on nonaccrual status and loans past due over 90 days still accruing interest as of December 31, 2023 and nonaccrual status as of December 31, 2022:

	December 31, 2023
(In Thousands)	Nonaccrual with no ACL	Nonaccrual with ACL	Total Nonaccrual	Loans Past Due over 90 Days Still Accruing	Total Nonperforming
Commercial and Industrial	$37	$16	$53	$—	$53
Commercial Real Estate	100	693	793	—	793
Residential Real Estate	—	3,151	3,151	294	3,445
Consumer and other	6	9	15	—	15
Total	$143	$3,869	$4,012	$294	$4,306

(In Thousands)	December 31, 2022
Commercial, financial and agricultural	$—
Tax-exempt	—
Commercial real estate:
Commercial mortgages	614
Other construction and land development loans	—
Secured by farmland	—
Consumer real estate:
Home equity loans	39
Home equity lines of credit	38
1-4 family residential mortgages	1,154
Construction	—
Installment loans to individuals	4
Total	$1,849

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

Based on the most recent analysis performed, the following table presents the recorded investment in non-homogenous loans by internal risk rating system as of December 31, 2023 and December 31, 2022:

							Revolving
	Term Loans Amortized Cost Basis by Origination Period						Loans
							Amortized
(In Thousands)	2023	2022	2021	2020	2019	Prior	Cost Basis	Total
Commercial and Industrial
Risk Rating
Pass	$12,342	$16,357	$15,969	$9,681	$2,149	$18,068	$14,463	$89,029
Special Mention	98	82	12	423	125	—	363	1,103
Substandard	193	225	168	15	60	624	2,861	4,146
Doubtful	—	—	—	—	—	—	—	—
Total	$12,633	$16,664	$16,149	$10,119	$2,334	$18,692	$17,687	$94,278
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Real Estate
Risk Rating
Pass	$61,858	$65,974	$66,974	$23,184	$20,199	$100,528	$11,116	$349,833
Special Mention	—	236	—	—	—	404	—	640
Substandard	364	1,648	2,473	277	620	3,471	476	9,329
Doubtful	—	—	—	—	—	—	—	—
Total	$62,222	$67,858	$69,447	$23,461	$20,819	$104,403	$11,592	$359,802
Current period gross charge-offs	$—	$—	$—	$—	$—	$70	$—	$70

Total
Risk Rating
Pass	$74,200	$82,331	$82,943	$32,865	$22,348	$118,596	$25,579	$438,862
Special Mention	98	318	12	423	125	404	363	1,743
Substandard	557	1,873	2,641	292	680	4,095	3,337	13,475
Doubtful	—	—	—	—	—	—	—	—
Total	$74,855	$84,522	$85,596	$33,580	$23,153	$123,095	$29,279	$454,080
Current period gross charge-offs	$—	$—	$—	$—	$—	$70	$—	$70

	December 31, 2022
(In Thousands)	Commercial, Financial & Agricultural	Tax-exempt	Commercial Real Estate	Total
Pass	$38,827	$30,593	$171,806	$241,226
Special Mention	434	86	2,681	3,201
Substandard	312	—	2,904	3,216
Doubtful	—	—	—	—
Total	$39,573	$30,679	$177,391	$247,643

The Bank monitors the credit risk profile by payment activity for residential real estate, consumer, and other loan classes. Loans past due 90 days or more and loans on nonaccrual status are considered nonperforming. Nonperforming loans are reviewed quarterly. The following table presents the amortized cost in residential real estate, and consumer and other loans based on payment activity for the year ended December 31, 2023:

							Revolving
	Term Loans Amortized Cost Basis by Origination Period						Loans
							Amortized
(In Thousands)	2023	2022	2021	2020	2019	Prior	Cost Basis	Total
Residential Real Estate
Payment Performance
Performing	$85,542	$111,413	$84,007	$57,696	$28,192	$141,952	$77,037	$585,839
Nonperforming	275	92	536	455	443	1,644	—	3,445
Total	$85,817	$111,505	$84,543	$58,151	$28,635	$143,596	$77,037	$589,284
Current period gross charge-offs	$—	$—	$—	$—	$—	$79	$—	$79

Consumer and Other
Payment Performance
Performing	$5,618	$10,145	$2,330	$990	$394	$1,193	$4,380	$25,050
Nonperforming	5	8	1	—	—	1	—	15
Total	$5,623	$10,153	$2,331	$990	$394	$1,194	$4,380	$25,065
Current period gross charge-offs	$1	$17	$13	$—	$3	$13	$—	$47

Total
Payment Performance
Performing	$91,160	$121,558	$86,337	$58,686	$28,586	$143,145	$81,417	$610,889
Nonperforming	280	100	537	455	443	1,645	—	3,460
Total	$91,440	$121,658	$86,874	$59,141	$29,029	$144,790	$81,417	$614,349
Current period gross charge-offs	$1	$17	$13	$—	$3	$92	$—	$126

The following table presents the amortized cost in consumer real estate and installment loans to individuals based on payment activity for the year ended December 31, 2023:

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

For the year ended December 31, 2023, the Bank did not grant any loan modifications to borrowers experiencing financial difficulty.

Troubled Debt Restructurings

Loan modifications considered troubled debt restructurings completed during the year ended December 31, 2022 were as follows:

	2022
(In Thousands)	Commercial, Financial & Agricultural, Tax-exempt	Commercial Real Estate	Consumer Real Estate	Installment Loans Individuals	Total
Number of contracts:
Interest modification	—	—	—	—	—
Term modification	—	1	—	—	1

Pre-modification outstanding recorded investment	$—	$298	$—	$—	$298
Post-modification outstanding recorded investment	$—	$271	$—	$—	$271

During 2023 and 2022, no borrowers defaulted on their obligations pursuant to the modified loans.

As of December 31, 2023 and December 31, 2022, the Bank has not initiated formal proceedings on any loans that have not been transferred into foreclosed assets.

Concentrations of Credit Risk

Most of the Corporation’s lending activity occurs within the Bank’s primary market area which encompasses Clinton, Columbia, Lycoming, Montour and Eastern Northumberland counties in Northcentral Pennsylvania. The majority of the Corporation’s loan portfolio consists of commercial and consumer real estate loans. As of December 31, 2023 and December 31, 2022, there were no concentrations of loans related to any single industry in excess of 10% of total loans.

6. PREMISES AND EQUIPMENT

A summary of premises and equipment at December 31, 2023 and 2022 follows:

(In Thousands)	2023	2022
Land	$6,684	$2,577
Construction in process	550	—
Premises	28,846	16,323
Furniture and equipment	14,632	11,829
Leasehold improvements	249	4
Total	50,961	30,733
Less accumulated depreciation and amortization	23,392	18,219
Total	$27,569	$12,514

Depreciation amounted to $790,000 and $662,000 in 2023 and 2022, respectively.

7. DEPOSITS

Major classifications of deposits at December 31, 2023 and 2022 consisted of:

(In Thousands)	2023	2022
Demand deposits	$266,015	$181,845
Interest-bearing demand deposits	251,953	152,656
Savings	308,570	223,312
Time deposits	324,131	124,512
Total deposits	$1,150,669	$682,325

The following is a schedule reflecting scheduled maturities of time deposits at December 31, 2023:

(In Thousands)
2024	$235,395
2025	55,863
2026	16,330
2027	8,072
2028	6,827
Thereafter	1,644
Total	$324,131

Time deposits of $250,000 or more totaled approximately $94,445,000 and $15,951,000 at December 31, 2023 and 2022, respectively.

8. BORROWED FUNDS

Short-Term Borrowings

Short-term borrowings include repurchase agreements with customers and advances from the FHLB. As of December 31, 2023, the Bank was approved by the FHLB for borrowings of up to $526,371,000 of which $134,421,000 was outstanding in the form of advances and the FHLB had issued letters of credit on the Bank’s behalf totaling $49,750,000 against its borrowing capacity. Advances from the FHLB are secured by qualifying assets of the Bank. In addition to the outstanding balances noted below, the Bank also has additional lines of credit totaling $16,236,000 available from correspondent banks other than the FHLB. The outstanding balances and related information for short-term borrowings are summarized as follows:

	2023
(In Thousands)	Ending Balance	Average Balance	Maximum Month End Balance	Average Rate During Year	Weighted Average Rate At Year End
Securities sold under agreements to repurchase	$189,532	$182,708	$200,311	4.54%	4.85%
Other short-term borrowings	63,000	15,119	63,000	5.50%	5.68%
Total	$252,532	$197,827	$263,311	4.61%	5.10%

	2022
(In Thousands)	Ending Balance	Average Balance	Maximum Month End Balance	Average Rate During Year	Weighted Average Rate At Year End
Securities sold under agreements to repurchase	$171,741	$149,247	$174,146	1.52%	3.76%
Other short-term borrowings	—	489	1,000	4.44%	—
Total	$171,741	$149,736	$175,146	1.53%	3.76%

The Corporation utilizes securities sold under agreements to repurchase to facilitate the needs of our customers and to facilitate secured short-term funding needs. Securities sold under agreements to repurchase are stated at the amount of cash received in connection with the transaction. We monitor collateral levels on a continuous basis. We may be required to provide additional collateral based on the fair value of the underlying securities. Securities pledged as collateral under repurchase agreements are maintained with our safekeeping agents.

The remaining contractual maturity of repurchase agreements in the Consolidated Balance Sheets as of December 31, 2023 and 2022 is presented in the following tables:

	Remaining Contractual Maturity of the Agreements
(In Thousands)	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
December 31, 2023
Securities sold under agreements to repurchase:
Obligation of U.S. Government Corporations and Agencies:
Mortgage-backed	$93,137	$—	$—	$—	$93,137
Other	92,151	1,663	1,094	1,487	96,395
Total borrowings	$185,288	$1,663	$1,094	$1,487	$189,532

Gross amount of recognized liabilities for repurchase agreements					$189,532
Amounts related to agreements not included in offsetting disclosure above					$—

	Remaining Contractual Maturity of the Agreements
(In Thousands)	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
December 31, 2022
Securities sold under agreements to repurchase:
Obligation of U.S. Government Corporations and Agencies:
Mortgage-backed	$104,671	$—	$—	$—	$104,671
Other	62,941	1,269	1,055	1,805	67,070
Total borrowings	$167,612	$1,269	$1,055	$1,805	$171,741

Gross amount of recognized liabilities for repurchase agreements					$171,741
Amounts related to agreements not included in offsetting disclosure above					$—

The fair value of securities pledged to secure repurchase agreements may decline. The Corporation manages this risk by having a policy to pledge securities valued at 110% of the gross outstanding balance of repurchase agreements. Securities sold under agreements to repurchase are secured by securities with a carrying amount of $219,227,000 and $210,936,000 at December 31, 2023 and 2022, respectively.

Long-Term Borrowings

Long-term FHLB borrowings consisted of the following at December 31, 2023 and 2022:

(In Thousands)	2023	2022
Loans maturing in 2024 with a weighted-average rate of 5.10%	$15,208	$24
Loans maturing in 2025 with a weighted-average rate of 4.79%	15,208	—
Loans maturing in 2026 with a weighted-average rate of 4.05%	15,359	—
Loans maturing in 2027 with a weighted-average rate of 3.93%	15,417	—
Loans maturing in 2028 with a weighted-average rate of 3.85%	10,229	—
Total long-term FHLB borrowings	71,421	24
Unamortized fair value adjustments	(973)	—
Total long-term borrowings	$70,448	$24

9. STOCKHOLDERS’ EQUITY AND STOCK PURCHASE PLANS

The Amended Articles of Incorporation contain a provision that permits the Corporation to issue warrants for the purchase of shares of common stock, par value $1.25 per share (the “Common Stock”), at below market prices in the event any person or entity acquires 25% or more of the Common Stock.

The Corporation offers employees a stock purchase plan. The maximum number of shares of the Common Stock to be issued under this plan is 100,000. In addition, the Corporation may choose to purchase shares on the open market to facilitate this plan. The plan allows participating employees to elect quarterly deductions of at least 1% of base pay, but not more than 10% of base pay, to cover purchases of shares under this plan. A participating employee shall be deemed to have been granted an opportunity to purchase a number of shares of the Common Stock equal to the quarterly aggregate amount of payroll deductions elected by the employee divided by the lower of 90% of the fair market value of Common Stock on the average of the last ten days prior to the offering date or 90% of the fair market value of common Stock on the average of the last ten days prior to purchase date as defined by the plan. Stock issued to participating employees under the plan for the most recent two year period was:

		Average Per Share
Year Issued	Number of Shares	Employees’ Purchase Price	Market Value of Shares
2023	2,181	$35.58	$39.54
2022	1,651	$44.63	$49.59

10. INCOME TAXES

The provision for income tax expense consisted of the following components for the years ended December 31, 2023 and 2022:

	For the Years Ended December 31,
(In Thousands)	2023	2022
Currently payable	$565	$1,560
Deferred tax (benefit)	(200)	66
Total income tax provision	$365	$1,626

A reconciliation between the expected statutory income tax rate and the effective income tax rate on income before income taxes is as follows for the years ended December 31, 2023 and 2022:

	2023		2022
(In Thousands)	Amount	%	Amount	%
Provision at statutory rate	$788	21.0%	$2,339	21.0%
Tax-exempt income	(376)	-10.0%	(177)	-1.6%
Bank-owned life insurance income-net	(106)	-2.8%	(137)	-1.2%
Tax credit from limited partnerships less amortization, net	(138)	-3.7%	(237)	-2.1%
Non-deductible expenses	262	7.0%	(290)	-2.6%
Other, net	(65)	-1.7%	128	1.1%
Effective income tax and rate	$365	9.7%	$1,626	14.6%

The net deferred tax asset recorded by the Corporation consisted of the following tax effects of temporary timing differences at December 31, 2023 and 2022:

(In Thousands)	2023	2022
Deferred tax assets:
Allowance for credit losses	$1,953	$1,529
Purchase accounting adjustments on loans	5,116	—
Purchase accounting adjustments on securities	4,228	—
Purchase accounting adjustments on premises and equipment	593	—
Allowance for off balance sheet losses	6	14
Deferred compensation and director’s fees	1,763	738
Investment in limited partnerships	278	251
Unrealized losses on available-for-sale debt securities	3,997	7,279
Operating lease liability	102	62
Other	123	66
Total	18,159	9,939

(In Thousands)	2023	2022
Deferred tax liabilities:
Loan fees and costs	(164)	(140)
Bond accretion	(158)	(9)
Premises and equipment	(788)	(312)
Core deposit intangibles	(2,498)	—
Purchase accounting adjustments on deposits and borrowings	(566)	—
Mortgage servicing rights	(260)	(144)
Right of use assets	(100)	(62)
Other	(988)	(859)
Unrealized equity security gains	(3)	(36)
Total	(5,525)	(1,562)
Deferred tax asset, net	$12,634	$8,377

It is anticipated that all tax assets shown above will be realized and accordingly no valuation allowance was provided. The Corporation and the Bank file a consolidated federal income tax return. The Corporation is also required to file a separate state income tax return and has available state operating loss carry forwards totaling $1,768,000. The losses expire through 2041. The related deferred net state tax asset in the amount of $177,000 has been fully reserved and is not reflected in the net tax asset since management is of the opinion that such assets will not be realized in the foreseeable future.

The Corporation prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. There is currently no liability for uncertain tax positions and no known unrecognized tax benefits. With limited exceptions, the Corporation’s federal and state income tax returns for taxable years through 2019 have been closed for purposes of examination by the federal and state taxing jurisdictions.

11. RELATED PARTY TRANSACTIONS

Certain directors and executive officers of the Corporation and the Bank, as well as companies in which they are principal owners (i.e., at least 10% ownership), were indebted to the Bank at December 31, 2023 and 2022. These loans were made on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated parties. These loans did not present more than the normal risk of collectability nor present other unfavorable features. A summary of the activity on these related party loans consisted of the following:

(In Thousands)	Beginning Balance	Additions	Payments	Ending Balance
2023	$14,938	$6,799	$(3,688)	$18,049
2022	12,083	6,406	(3,551)	14,938

The above loans represent funds drawn and outstanding at the date of the accompanying consolidated financial statement. Commitments by the Bank to related parties on loan commitments and standby letters of credit for 2023 and 2022 presented an off-balance sheet risk to the extent of undisbursed funds in the amount of $5,936,000 and $3,066,000 respectively.

Deposits from certain officers and directors and/or their affiliated companies held by the Bank amounted to $21,857,000 and $15,766,000 at December 31, 2023 and 2022, respectively.

12. EMPLOYEE BENEFIT AND DEFERRED COMPENSATION PLANS

EMPLOYEE BENEFIT PLANS

The Bank maintains a 401K salary deferral profit sharing plan for the benefit of its employees. Under the salary deferral component, employees may elect to contribute a percentage of compensation up to the maximum amount allowable not to exceed the limits of IRS Code Section 401(K). The Corporation matches 100% of employee contributions up to 4% of compensation. Under the profit sharing component, contributions are made at the discretion of the Bank’s Board of Directors. Matching contributions amounted to $295,000, and $263,000 for the years ended December 31, 2023 and 2022. There were no discretionary contributions for the years ended December 31, 2023 and 2022.

DEFERRED COMPENSATION PLANS

Directors

During 2003, the directors were given the option of receiving or deferring their directors’ fees under a non-qualified deferred compensation plan which allows the director to defer such fees until the year following the expiration of the directors’ term. Payments are then made over specified terms under these arrangements up to a ten-year period. Interest is to accrue on these deferred fees at a 5-year certificate of deposit rate, which was 0.90% in 2023 and 2.08% in 2022. The certificate of deposit rate will reset in January 2028. Three directors have elected to participate in this program and the total accrued liability as of December 31, 2023 and 2022 was $333,000, and $329,000, respectively.

Total directors’ fees, including amounts currently paid for the years ended December 31, 2023 and 2022 were $326,000 and $314,000, respectively.

During 2008, the directors were given the option of receiving or deferring their entire or partial directors’ fees under a non-qualified deferred compensation plan with the same features as the above plan. The interest rate that was paid in 2023 and 2022 was 2.38%. The certificate of deposit rate will reset in January 2024. The total accrued liability as of December 31, 2023 and 2022 was $770,000 and $732,000, respectively.

Officers

The Bank sponsors non-qualified, non-funded supplemental retirement plans, for its executives, for which the Corporation has purchased cost recovery life insurance on the lives of the participants. The participant is the insured person under the policy and the Bank is the owner and beneficiary. The amount of the coverage is designed to provide sufficient revenues to cover all costs of the plans if assumptions made as to mortality experience, policy earnings, and other factors are realized. The Corporation incurred expenses related to the supplemental retirement plans of $445,000 and $434,000 for the years ended December 31, 2023 and 2022, respectively. At December 31, 2023 and 2022, the Corporation had an accrued liability related to the supplemental retirement plans of $5,579,000 and $2,189,000, respectively.

SPLIT-DOLLAR LIFE INSURANCE

The Bank provides endorsed split-dollar life insurance benefits to certain executives and directors. These benefits are accounted for under ASC Topic 715 “Compensation – Retirement Benefits”. This pronouncement requires recognition of a liability for postretirement benefits provided through an endorsed split-dollar life insurance arrangement. The Bank incurred expenses related to these endorsed split-dollar life insurance arrangements of $43,000 and $19,000 for the years ended December 31, 2023 and 2022, respectively. At December 31, 2023 and 2022, the Corporation had an accrued liability related to these arrangements of $1,710,000 and $262,000, respectively.

13. OPERATING LEASE COMMITMENTS AND CONTINGENCIES

The Corporation leases two office locations under operating leases. The Corporation has elected to account for the variable nonlease components, such as common area maintenance charges, utilities, real estate taxes, and insurance, separately from the lease component. Such variable nonlease components are reported in net occupancy expense on the Consolidated Statements of Income when paid. These variable nonlease components were excluded from the calculation of the present value of the remaining lease payments, therefore, they are not included in the right-of-use assets and lease liabilities reported on the Consolidated Balance Sheets.

As of December 31, 2023 and 2022, the Corporation had recorded right-of-use assets in other assets for operating leases of $475,000 and $298,000, respectively, and related lease liabilities totaling $485,000 and $298,000, respectively, in other liabilities in its Consolidated Balance Sheets.

Certain of the Corporation’s leases contain options to renew the lease after the initial term. Management considers the Corporation’s historical pattern of exercising renewal options on leases and the positive performance of the leased locations, when determining whether it is reasonably certain that the leases will be renewed. If management concludes that there is reasonable certainty about the renewal option, it is included in the calculation of the remaining term of each applicable lease. The discount rate utilized in calculating the present value of the remaining lease payments for each lease was the Federal Home Loan Bank of Pittsburgh advance rate corresponding to the remaining maturity of the lease as of January 1, 2019. The following table presents the weighted-average remaining lease term and discount rate for the leases outstanding at December 31, 2023 and 2022.

	2023	2022
Weighted-average remaining term (years)	12.5	9.3
Weighted-average discount rate	3.53%	3.94%

The following table presents the undiscounted cash flows due related to operating leases as of December 31, 2023, along with a reconciliation to the discounted amount recorded on the Consolidated Balance Sheets:

Undiscounted cash flows due (In thousands):
2024	$52
2025	52
2026	52
2027	53
2028	53
Thereafter	337
Total undiscounted cash flows	599
Discount on cash flows	(114)
Total lease liabilities	$485

Under Topic 842, the lessee can elect to not record on the Consolidated Balance Sheets a lease whose term is twelve months or less and does not include a purchase option that the lessee is reasonably certain to exercise. As of December 31, 2023, the Corporation had no leases that had a term of twelve months or less.

Rental expense under operating leases totaled approximately $45,000 in 2023 and $227,000 in 2022. Effective November 19, 2022, the Corporation terminated a lease and paid a one-time fee of $132,000. The early termination fee was expensed and included in the rental expense costs in 2022. The termination resulted in a reduction of the right-of-use asset and liability in the amount of $563,000.

In the normal course of business, the Corporation is subject to pending and threatened litigation in which claims for monetary damages are asserted. In management’s opinion, the Corporation’s financial position and results of operations would not be materially affected by the outcome of these legal proceedings.

14. REGULATORY MATTERS

In August 2018, the Federal Reserve Board issued an interim final rule that expanded applicability of the Board’s small bank holding company policy statement. The interim final rule raised the policy statement’s asset threshold from $1 billion to $3 billion in total consolidated assets for a bank holding company or savings and loan holding company that: (1) is not engaged in significant nonbanking activities; (2) does not conduct significant off-balance sheet activities; and (3) does not have a material amount of debt or equity securities, other than trust-preferred securities, outstanding. The interim final rule provides that, if warranted for supervisory purposes, the Federal Reserve may exclude a company from the threshold increase. Management believes the Corporation meets the conditions of the Federal Reserve’s small bank holding company policy statement and is therefore excluded from consolidated capital requirements at December 31, 2023.

The Bank is subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgements by regulators. Failure to meet capital requirements can initiate regulatory action. The net unrealized gain or loss on available-for-sale debt securities is not included in computing regulatory capital. Management believes as of December 31, 2023, the Bank meets all capital adequacy requirements to which it is subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At December 31, 2023 and 2022, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

Current quantitative measures established by regulation to ensure capital adequacy require Journey Bank to maintain minimum amounts and ratios (set forth in the table below) of Total capital, Tier I capital, and Tier I common equity (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). The following tables present summary information regarding the Bank’s risk-based capital and related ratios at December 31, 2023 and 2022:

 Schedule of Compliance with Regulatory Capital Requirements under Banking Regulations

(Dollars in Thousands)	Journey Bank		Minimum Required For Capital Adequacy Purposes Ratio	Minimum Required For Capital Adequacy Purposes with Conservation Buffer Ratio	Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations Ratio
	Amount	Ratio
December 31, 2023
Total capital (to risk-weighted assets)	$138,382	14.49%	8.00%	10.50%	10.00%
Tier I capital (to risk-weighted assets)	129,053	13.52%	6.00%	8.50%	8.00%
Tier I common equity (to risk-weighted assets)	129,053	13.52%	4.50%	7.00%	6.50%
Tier I capital (to average assets)	129,053	8.03%	4.00%	4.00%	5.00%
Total risk-weighted assets	954,878
Total average assets	1,607,661

(Dollars in Thousands)	Journey Bank		Minimum Required For Capital Adequacy Purposes Ratio	Minimum Required For Capital Adequacy Purposes with Conservation Buffer Ratio	Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations Ratio
	Amount	Ratio
December 31, 2022
Total capital (to risk-weighted assets)	$107,735	20.13%	8.00%	10.50%	10.00%
Tier I capital (to risk-weighted assets)	101,037	18.88%	6.00%	8.50%	8.00%
Tier I common equity (to risk-weighted assets)	101,037	18.88%	4.50%	7.00%	6.50%
Tier I capital (to average assets)	101,037	10.52%	4.00%	4.00%	5.00%
Total risk-weighted assets	535,197
Total average assets	960,360

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

The Corporation may require collateral or other security to support financial instruments with off-balance sheet credit risk. The contract or notional amounts at December 31, 2023 and 2022 were as follows:

(In Thousands)	2023	2022
Financial instruments whose contract amounts represents credit risk:
Commitments to extend credit	$164,877	$84,851
Standby letters of credit	6,621	6,357
Dealer floor plans	1,973	1,705

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

Standby letters of credit and commercial letters of credit are conditional commitments issued by the Corporation to guarantee payment to a third party when a customer either fails to repay an obligation or fails to perform some non-financial obligation. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Corporation holds collateral supporting those commitments for which collateral is deemed necessary. The extent of collateral held for those commitments at December 31, 2023 varied from 0% to 100%. The average amount collateralized was 89.1%.

The Corporation’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and letters of credit is represented by the contractual notional amount of those instruments. The Corporation uses the same credit policies in making commitments and conditional obligations, as it does for on-balance sheet instruments.

The Corporation granted commercial, consumer and residential loans to customers primarily within Pennsylvania. Of the total loan portfolio, 88.7% was for real estate loans, principally residential. It was the opinion of management that this high concentration did not pose an adverse credit risk. Further, it is management’s opinion that the remainder of the loan portfolio was balanced and diversified to the extent necessary to avoid any significant concentration of credit.

As of December 31, 2023, the total reserve for unfunded commitments was $27,000 as compared to $65,000 at December 31, 2022, and is accounted for in other liabilities in the Consolidated Balance Sheets. See Note 1 for more information on the accounting policy for the allowance for unfunded commitments.

16. PARENT COMPANY ONLY FINANCIAL INFORMATION

Condensed financial information for Muncy Columbia Financial Corporation (Parent Company only) was as follows:

BALANCE SHEETS	December 31,
(In Thousands)	2023	2022
Assets
Cash	$1,037	$962
Investment in subsidiary	148,349	80,991
Available-for-sale debt securities	2,767	2,670
Marketable equity securities	1,295	1,077
Other assets	397	242
Total Assets	$153,845	$85,942
Liabilities and Stockholders’ Equity
Accrued expenses and other liabilities	$20	$—
Total Liabilities	20	—
Stockholders’ Equity
Common stock	4,794	2,930
Additional paid-in capital	83,343	30,030
Retained earnings	90,514	90,156
Accumulated other comprehensive loss	(15,036)	(27,384)
Treasury stock	(9,790)	(9,790)
Total Stockholders’ Equity	153,825	85,942
Total Liabilities and Stockholders’ Equity	$153,845	$85,942

STATEMENTS OF INCOME	Years Ended December 31,
(In Thousands)	2023	2022
Income
Dividends from subsidiary bank	$3,557	$3,471
Interest & dividends - other	83	66
Losses on marketable equity securities	(119)	(37)
Total Income	3,521	3,500
Operating expenses	221	174
Income Before Taxes and Equity in Undistributed	3,300	3,326
Applicable income tax	48	36
Income Before Equity in Undistributed Net Income of Subsidiary	3,252	3,290
Equity in undistributed income of subsidiary	135	6,224
Net Income	$3,387	$9,514

STATEMENTS OF CASH FLOWS	Years Ended December 31,
(In Thousands)	2023	2022
Operating Activities:
Net income	$3,387	$9,514
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on marketable equity securities	119	37
Equity in undistributed net income of subsidiary	(135)	(6,224)
Deferred income tax (benefit)	62	(7)
(Increase) decrease in other assets	(13)	50
Other, net	9	8
Net Cash Provided By Operating Activities	3,429	3,378
Investing Activities:
Net cash and cash equivalents provided by business combination	126	—
Financing Activities:
Acquisition of treasury stock	—	(25)
Proceeds from issuance of common stock	77	74
Cash dividends	(3,557)	(3,471)
Net Cash Used In Financing Activities	(3,480)	(3,422)
Increase (Decrease) in Cash and Cash Equivalents	75	(44)
Cash and Cash Equivalents at Beginning of Year	962	1,006
Cash and Cash Equivalents at End of Year	$1,037	$962

17. FAIR VALUE MEASUREMENTS AND FAIR VALUES OF FINANCIAL INSTRUMENTS

The Corporation establishes a hierarchal disclosure framework associated with the level of pricing observability utilized in measuring assets and liabilities at fair value. The standard describes three levels of inputs that may be used to measure fair values:

Level I:Quoted prices are available in active markets for identical assets or liabilities as of the reported date.

Level II:Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reported date. The nature of these assets and liabilities include items for which quoted prices are available but traded less frequently, and items that are fair valued using other financial instruments of which can be directly observed.

Level III:Assets and liabilities that have little to no pricing observability as of the reported date. These items do not have two-way markets and are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgement or estimation.

This hierarchy requires the use of observable market data available.

The following table presents the assets reported on the Consolidated Balance Sheets at their fair value on a recurring basis as of December 31, 2023 and 2022, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	December 31, 2023
(In Thousands)	Level I	Level II	Level III	Total
Obligation of US Government Corporations and Agencies
Mortgage-backed	$—	$131,340	$—	$131,340
Collateralized mortgage obligations	—	9,018		9,018
Other	—	187,712	—	187,712
Obligations of state and political subdivisions	—	84,956		84,956
Other debt securities	—	276	—	276
Total available-for-sale debt securities	$—	$413,302	$—	$413,302
Marketable equity securities	$1,295	$—	$—	$1,295
Real estate loans held for sale	$—	$366	$—	$366

	December 31, 2022
(In Thousands)	Level I	Level II	Level III	Total
Obligation of US Government Corporations and Agencies
Mortgage-backed	$—	$126,065	$—	$126,065
Other	—	200,923	—	200,923
Obligations of state and political subdivisions	—	14,063	—	14,063
Total available-for-sale debt securities	$—	$341,051	$—	$341,051
Marketable equity securities	$1,077	$—	$—	$1,077
Real estate loans held for sale	$—	$4,568	$—	$4,568

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

The following table presents the assets measured on a nonrecurring basis on the Consolidated Balance Sheets at their fair value as of December 31, 2023, by level within the fair value hierarchy. There were no assets measured on a non-recurring basis as of December 31, 2022. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	December 31, 2023
(In Thousands)	Level I	Level II	Level III	Total
Assets Measured on a Non-recurring Basis:
Loans individually evaluated for credit loss	$—	$—	$8,136	$8,136
	$—	$—	$8,136	$8,136

The fair value of loans individually evaluated for credit loss are measured using a discounted cash flow approach. The significant unobservable inputs used in the fair value measurement of loans individually evaluated for credit loss are the estimated charge-off and prepayment speed assumptions utilized. Loans individually evaluated for credit loss are reviewed and evaluated on at least a quarterly basis for individual reserve requirements and adjusted accordingly.

At December 31, 2023 and December 31, 2022, the carrying values and fair values of financial instruments that are not recorded at fair value in the consolidated financial statements are presented in the table below:

	2023
(In Thousands)	Carrying Amount	Fair Value	Level I	Level II	Level III
Financial assets:
Cash and cash equivalents	$18,377	$18,377	$18,377	$—	$—
Interest-bearing time deposits	979	982	—	982	—
Restricted equity securities	10,394	10,394	—	10,394	—
Loans, net	1,059,127	972,834	—	—	972,834
Accrued interest receivable	5,362	5,362	—	5,362
Mortgage servicing rights	2,035	2,107	—	—	2,107

Financial liabilities:
Interest-bearing deposits	$884,654	$883,434	$—	$560,521	$322,913
Noninterest-bearing deposits	266,015	266,015	—	266,015	—
Short-term borrowings	252,532	252,532	—	252,532	—
Long-term borrowings	70,448	68,887	—	—	68,887
Accrued interest payable	2,358	2,358	—	2,358	—

	2022
(In Thousands)	Carrying Amount	Fair Value	Level I	Level II	Level III
Financial assets:
Cash and cash equivalents	$13,084	$13,084	$13,084	$—	$—
Restricted equity securities	3,223	3,223	—	3,223	—
Loans, net	520,450	466,776	—	—	466,776
Accrued interest receivable	2,222	2,222	—	2,222
Mortgage servicing rights	1,290	1,678	—	—	1,678

Financial liabilities:
Interest-bearing deposits	$500,480	$499,211	$—	$375,968	$123,243
Noninterest-bearing deposits	181,845	181,845	—	181,845	—
Short-term borrowings	171,741	171,741	—	171,741	—
Long-term borrowings	24	24	—	—	24
Accrued interest payable	187	187	—	187	—

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

18. SUBSEQUENT EVENTS

On January 17, 2024, the Corporation sold available-for-sale debt securities with a total market value of $50.3 million, the proceeds of which were utilized to paydown short-term FHLB borrowings. Securities sold included $34.2 million of US government agency securities, $15.5 million of mortgaged-backed securities and $563,000 of collateralized mortgage obligations. The sale resulted in a net realized loss of approximately $8,000 which was recorded in January 2024.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Muncy Columbia Financial Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Muncy Columbia Financial Corporation and subsidiary (the “Company”) as of December 31, 2023 and 2022; the related consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity, and cash flows for the years then ended; and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 1 to the financial statements, the Company changed its method of accounting for credit losses effective January 1, 2023, due to the adoption of Accounting Standards Codification (ASC) Topic 326, Financial Instruments – Credit Losses.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent, with respect to the Company, in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the Audit Committee and that: (1) relate to accounts or disclosures that are material to the financial statements; and (2) involve our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter, in any way, our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Credit Losses (ACL) - Loans

The Company’s loan portfolio totaled $1.1 billion as of December 31, 2023 and the associated ACL was $9.3 million. As described in Notes 1 and 5 to the consolidated financial statements, the determination of the ACL requires significant judgement about the expected future losses, which is based on a baseline lifetime loss rates which are calculated using either a discounted cash flow model or a probability of default methodology, and then adjusting as applicable for current qualitative conditions and the forecasted environment based upon both internal and external factors that are different from the conditions that existed during the historical loss calculation period. The Company implemented the new methodology in accordance with the adoption of ASU 2016-13 Financial Instruments – Credit Losses (Topic 326) on January 1, 2023.and adjustments to historical loss factors require a significant amount of judgement by management and involves a high degree of estimation.

We identified the implementation of the CECL methodology and the adjustments to the historical loss factor components of the allowance for credit losses as a critical audit matter as auditing the implementation of a new methodology as well as the underlying adjustments required significant auditor judgment as amounts determined by management rely on analysis that is highly subjective and includes significant estimation uncertainty.

The primary procedures we performed to address this critical audit matter included:

•Testing the design, implementation, and operating effectiveness of internal controls over the calculation of the allowance for credit losses

•Testing the completeness and accuracy of the significant data points that management uses in their modeling of the ACL

•Evaluating the directional consistency and reasonableness of management’s conclusions regarding assessment of qualitative factors based on the trends identified in the underlying supporting data.

•Testing the valuations for individually evaluated loans by evaluating assumptions on repayment and verifying the mathematical accuracy of calculations

Accounting for Acquisition

During 2023, the Company completed the strategic merger of equals between CCFNB Bancorp, Inc. (“CCFNB”) and Muncy Bank Financial, Inc. (“MBF”) with MBF being merged into CCFNB for net consideration of $55.1 million, as disclosed in Note 2 to the financial statements. Upon completion of the merger, CCFNB changed its name to Muncy Columbia Financial Corporation. The transaction was accounted for by applying the acquisition method.

Auditing the Company’s accounting for the acquisition of MBF was complex due to the significant estimation required by management to determine the fair value of the loans acquired and core deposit intangibles of $25.8 million and $12.1 million, respectively. The Company determined the fair value of the acquired loans by estimating the principal and interest cash flows expected to be collected on the loans and discounting those cash flows at a market rate of interest. Management considered a number of factors in evaluating the acquisition-date fair value, including the remaining life of the acquired loans, delinquency status, estimated prepayments, payment options and other loan features, internal risk grade, estimated value of the underlying collateral, and interest rate environment. The Company determined the fair value of the core deposit intangibles by using a discounted cash flow model based on various factors, including discount rate, attrition rate, interest rate, cost of alternative funds, and net maintenance costs. The significant estimation was primarily due to the judgment involved in determining the discount rate used to discount the expected cash flows for acquired loans and core deposit intangibles, along with other factors described above, to establish the acquisition-date fair value of the loans and core deposit intangibles. These factors are forward-looking and could be affected by future economic and market conditions.

The primary procedures we performed to address this critical matter included:

•We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s accounting for the acquisition.

•We tested the data inputs used in the valuation models comparing factors to current industry, market and economic information.

•We gained an understanding of the qualifications of the valuation specialist utilized by the Company and tested the completeness and accuracy of the data utilized in their model

We have served as the Company’s auditor since 2014.

/s/ S.R. Snodgrass, P.C.

Cranberry Township, Pennsylvania
March 12, 2024

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

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

The CEO and CFO have evaluated the changes to our internal controls over financial reporting that occurred during our fiscal Quarter Ended December 31, 2023, as required by paragraph (d) Rules 13a – 15 and 15d – 15 under the Securities Exchange Act of 1934, as amended. Except as described in the following paragraph, there were no significant changes in the Corporation’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or that are reasonably likely to affect, our internal control over financial reporting.

The Muncy Bank Financial, Inc. acquisition was completed November 11, 2023, and during the last seven weeks of 2023 the Corporation has been engaged in integrating processes and internal control over financial reporting for the former Muncy locations into those of the Corporation. At December 31, 2023, the Corporation’s management had not yet fully completed changes to processes, information technology systems and other components of internal control over financial reporting as part of integration activities.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for Muncy Columbia Financial Corporation. (the “Corporation”). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States and is not intended to provide absolute assurance that a misstatement of the Corporation’s financial statements would be prevented or detected.

Internal control over financial reporting includes those policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Corporation; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Corporation are only being made in accordance with authorizations of management and directors of the Corporation; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Corporation’s assets that could have a material effect on the financial statements.

Any control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of a control system inherently has limitations and the benefits of controls must be weighed against their costs. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. Therefore, no assessment of a cost-effective system of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, will be detected.

As of December 31, 2023, management of the Corporation conducted an assessment of the effectiveness of the Corporation’s internal control over financial reporting based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the criteria in the Framework, management concluded that the Corporation’s system of internal control over financial reporting was effective as of December 31, 2023.

/s/ Lance O. Diehl	/s/ Joseph K. O’Neill, Jr., CPA
Lance O. Diehl President and Chief Executive Officer	Joseph K. O’Neill, Jr., CPA Executive Vice President and Chief Financial Officer

Item 9B. Other Information

None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information concerning Directors, Executive Officers and Corporate Governance is incorporated herein by reference to disclosure under the heading “Proposal No. 1 – Election of Four (4) Directors to Class 3,” and the captions “Information as to Nominees and Directors,” “Executive Officers of the Company and Significant Employees of Journey Bank,” and “Corporate Governance” and under the heading “Proposal No. 4 – Ratification of Approval of the Independent Registered Public Accounting Firm,” of the Corporation’s proxy statement dated March 12, 2024 for the annual meeting of stockholders to be held on April 23, 2024.

The Corporation’s Board of Directors has adopted a Code of Conduct and Ethics for the Corporation’s employees, officers and directors. The provisions of the Code of Conduct and Ethics are also included in the Corporation’s employee handbook.

Item 11. Executive Compensation

Information concerning director and executive compensation is incorporated herein by reference to disclosure under the headings “Proposal No. 1 – Election of Four (4) Directors to Class 3” and the captions “Director Compensation” and “Executive Compensation” of the Corporation’s proxy statement dated March 12, 2024 for the annual meeting of stockholders to be held on April 23, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference to disclosure under the heading “Proposal No. 1 – Election of Four (4) Directors to Class 3” and the caption “Share Ownership of Directors, Named Executive Officers and Certain Beneficial Owners” of the Corporation’s proxy statement dated March 12, 2024 for the annual meeting of stockholders to be held on April 23, 2024.

Item 13. Certain Relationships and Related Transactions, Director Independence

Information concerning loans and deposit balances with Directors and Executive Officers is provided in Note 11 to the Consolidated Financial Statements, which is included in Part II, Item 8 of this Annual Report on Form 10-K. Additional information, including information concerning director independence, is incorporated herein by reference to disclosure appearing under heading “Proposal No. 1 – Election of Four (4) Directors to Class 3” and the captions “Director Independence” and “Transactions with Directors and Executive Officers” of the Corporation’s proxy statement dated March 12, 2024 for the annual meeting of stockholders to be held on April 23, 2024.

Item 14. Principal Accounting Fees and Services

Information concerning services provided by the Corporation’s independent auditor S.R. Snodgrass P.C., the audit committee’s pre-approval policies and procedures for such services, and fees paid by the Corporation to that firm, is incorporated herein by reference to disclosure under the heading “Proposal No. 4 – Ratification of Approval of the Independent Registered Public Accounting Firm” of the Corporation’s proxy statement dated March 12, 2024 for the annual meeting of stockholders to be held on April 23, 2024.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)The following documents are filed as part of this report:

1.The following financial statements are filed herewith in Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2023 and 2022

Consolidated Statements of Income for the Years Ended December 31, 2023 and 2022

Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2023 and 2022

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2023 and 2022

Consolidated Statements of Cash Flows for the Years Ended December 31, 2023 and 2022

Notes to Consolidated Financial Statements

2.All financial statement schedules are omitted because the required information is either not applicable, not required or is shown in the respective financial statement or in the notes thereto, which are incorporated by reference at subsection (a) (1) of this item.

3.Refer to the Exhibit Index following the signature page of this report, which is incorporated herein by reference.

(b)See item 15(a) (3)

(c)None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Muncy Columbia Financial Corporation
(Registrant)

By:	/s/ Lance O. Diehl	Date: March 12, 2024
Lance O. Diehl President and Chief Executive Officer (Principal Executive Officer)
By:	/s/ Joseph K. O’Neill, Jr.	Date: March 12, 2024
Joseph K. O’Neill, Jr. Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

BOARD OF DIRECTORS

By:	/s/ Todd M. Arthur	Date: March 12, 2024
Todd M. Arthur

By:	/s/ Lance O. Diehl	Date: March 12, 2024
Lance O. Diehl

By:	/s/ Robert W. Dillon	Date: March 12, 2024
Robert W. Dillon

By:	/s/ Robert J. Glunk	Date: March 12, 2024
Robert J. Glunk

By:	/s/ Robert P. Hager	Date: March 12, 2024
Robert P. Hager

By:	/s/ Willard H. Kile, Jr.	Date: March 12, 2024
Willard H. Kile, Jr.

By:	/s/ Brian D. Klingerman	Date: March 12, 2024
Brian D. Klingerman

By:	/s/ J. Howard Langdon	Date: March 12, 2024
J. Howard Langdon

By:	/s/ W. Bruce McMichael, Jr.	Date: March 12, 2024
W. Bruce McMichael, Jr.

By:	/s/ Steven H. Shannon	Date: March 12, 2024
Steven H. Shannon

By:	/s/ Stephen M. Tasselli	Date: March 12, 2024
Stephen M. Tasselli

By:	/s/ Bonnie M. Tompkins	Date: March 12, 2024
Bonnie M. Tompkins

By:	/s/ Edwin A. Wenner	Date: March 12, 2024
Edwin A. Wenner

By:	/s/ Brenda R. H. Williams	Date: March 12, 2024
Brenda R. H. Williams

INDEX TO EXHIBITS

The following exhibits are filed herewith, or, as indicated, incorporated by reference as a part of this report.

2.1

Agreement and Plan of Merger, dated as of April 17, 2023, as amended June 21, 2023, by and between CCFNB Bancorp, Inc. and Muncy Bank Financial, Inc. (incorporated by reference to Annex A to the Registrant’s Registration Statement on Form S-4 (File No. 333-273023 filed on June 29, 2023))

3.1	Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (filed on November 16, 2023))

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Registrant’s Registration Statement on Form S-4 (File No. 333-273023 filed on June 29, 2023))

4.1	Form of common stock certificate (incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-4 (File No. 333-273023 filed June 29, 2023))

10.1

Amended and Restated Employment Agreement dated as of February 13, 2024 by and among Registrant, Journey Bank and Robert J. Glunk (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (filed on February 14, 2024))

10.2

Employment Agreement dated as of April 17, 2023 by and among CCFNB Bancorp, Inc., First Columbia Bank & Trust Co. and Joseph K. O’Neill, Jr. (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-4 (File No. 333-273023 filed on June 29, 2023))

10.3

Amended and Restated Employment Agreement dated as of February 13, 2024 by and among Registrant, Journey Bank and Lance O. Diehl (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (filed on February 14, 2024))

10.4

Amended and Restated Employment Agreement dated as of August 2, 2023 by and among CCFNB Bancorp, Inc., First Columbia Bank & Trust Co. and Jeffrey T. Arnold (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-4 Amendment No. 1 (File No. 333-273023 filed on August 7, 2023))

10.5

Employment Agreement dated as of June 8, 2022 by and among CCFNB Bancorp, Inc., First Columbia Bank & Trust Co. and Paul K. Page (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-4 (File No. 333-273023 filed on June 29, 2023))

10.6

Supplemental Executive Retirement Plan Agreement dated April 15, 2003, between First Columbia Bank & Trust Co. (formerly Columbia County Farmers National Bank) and Lance O. Diehl, as amended (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-4 (File No. 333-273023 filed on June 29, 2023))

10.7

2022 Supplemental Executive Retirement Plan dated March 15, 2022 between First Columbia Bank & Trust Co. and Lance O. Diehl, as amended (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-4 (File No. 333-273023 filed on June 29, 2023))

10.8

Supplemental Executive Retirement Benefit Agreement dated December 15, 2010 between First Columbia Bank & Trust Co. and Jeffrey T. Arnold, as amended (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-4 (File No. 333-273023 filed on June 29, 2023))

10.9

Supplemental Executive Retirement Benefit Agreement dated May 26, 2009 between First Columbia Bank & Trust Co. and Paul K. Page, as amended (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-4 (File No. 333-273023 filed on June 29, 2023))

10.10

Supplemental Executive Retirement Agreement dated May 17, 2016, as amended, by and between Journey Bank, as successor by merger to The Muncy Bank and Trust Company, and Robert J. Glunk (incorporated by reference to Exhibit 10.3 to Registration’s Current Report on Form 8-K (filed on November 16, 2024)

10.11

Third Amendment to Supplemental Executive Retirement Plan dated February 13, 2024, between Journey Bank and Robert J. Glunk (incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K (filed on February 14, 2024)

10.12

Supplemental Executive Retirement Agreement dated September 24, 2020, as amended, by and between Journey Bank, as successor by merger to The Muncy Bank and Trust Company, and Joseph K. O’Neill, Jr. (incorporated by reference to Registrant’s Current Report on Form 8-K (filed on November 16, 2024)

14.	Code of Conduct and Ethics – The Code of Conduct and Ethics is available through the Registrant’s website at https://ir.journeybank.com/governance/governance-documents/default.aspx

19.	Insider Trading Policy (Filed herewith)

21.1	Subsidiaries of Muncy Columbia Financial Corporation (Filed herewith)

23.	Consent of Independent Registered Public Accounting Firm (Filed herewith)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer (Filed herewith)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer (Filed herewith)

32.1	Section 1350 Certification of Chief Executive Officer (Filed herewith)

32.2	Section 1350 Certification of Chief Financial Officer (Filed herewith)

99.1	Additional information mailed or made available to shareholders with the proxy statement and annual report on Form 10-K on March 12, 2024 (Filed herewith)

101.	Interactive data file (Filed herewith)

104.	Cover page interactive data file (embedded in the cover page formatted in Inline XBRL)