Form 10-Q
period 2024-03-31
MUNCY COLUMBIA FINANCIAL Corp
filed 2024-05-13
CIK 731122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________to________________

Commission file No. 000-19028

MUNCY COLUMBIA FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

pennsylvania	23-2254643
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

232 East Street, Bloomsburg, Pennsylvania	17815
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (570) 784-4400

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
None	None	None

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Common stock, $1.25 par value, 3,572,288 shares outstanding as of May 13, 2024.

Muncy Columbia Financial Corporation

PART I Financial Information

Item 1. Financial Statements

Muncy Columbia Financial Corporation

Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Data) (Unaudited)	March 31, 2024	December 31, 2023
ASSETS
Cash and due from banks	$11,994	$14,614
Interest-bearing deposits in other banks	4,237	3,763
Total cash and cash equivalents	16,231	18,377

Interest-bearing time deposits	736	979
Available-for-sale debt securities, at fair value	339,594	413,302
Marketable equity securities, at fair value	1,178	1,295
Restricted investment in bank stocks, at cost	8,013	10,394
Loans held for sale	614	366

Loans receivable	1,080,747	1,068,429
Allowance for credit losses	(9,351)	(9,302)
Loans, net	1,071,396	1,059,127

Premises and equipment, net	27,322	27,569
Foreclosed assets held for sale	335	170
Accrued interest receivable	4,849	5,362
Bank-owned life insurance	40,456	40,209
Investment in limited partnerships	5,641	5,828
Deferred tax asset, net	11,745	12,634
Goodwill	25,609	25,609
Core deposit intangible, net	11,346	11,895
Other assets	8,206	6,663
TOTAL ASSETS	$1,573,271	$1,639,779

LIABILITIES
Interest-bearing deposits	$949,546	$884,654
Noninterest-bearing deposits	263,954	266,015
Total deposits	1,213,500	1,150,669

Short-term borrowings	125,913	252,532
Long-term borrowings	65,524	70,448
Accrued interest payable	2,281	2,358
Other liabilities	11,190	9,947
TOTAL LIABILITIES	1,418,408	1,485,954

STOCKHOLDERS’ EQUITY
Common stock, par value $1.25 per share; 15,000,000 shares authorized; issued 3,836,988 and outstanding 3,572,288 at March 31, 2024; issued 3,834,976 and outstanding 3,570,276 at December 31, 2023;	4,796	4,794
Additional paid-in capital	83,403	83,343
Retained earnings	92,980	90,514
Accumulated other comprehensive loss	(16,526)	(15,036)
Treasury stock, at cost; 264,700 shares at March 31, 2024 and December 31, 2023	(9,790)	(9,790)
TOTAL STOCKHOLDERS’ EQUITY	154,863	153,825
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,573,271	$1,639,779

See accompanying notes to the unaudited consolidated financial statements.

Muncy Columbia Financial Corporation

Consolidated Statements of Income

	For the Three Months Ended
	March 31,
(In Thousands, Except Share and Per Share Data) (Unaudited)	2024	2023
INTEREST AND DIVIDEND INCOME
Interest and fees on loans:
Taxable	$17,256	$5,934
Tax-exempt	353	216
Interest and dividends on investment securities:
Taxable	1,161	1,208
Tax-exempt	830	129
Dividend and other interest income	223	67
Deposits in other banks	66	60
TOTAL INTEREST AND DIVIDEND INCOME	19,889	7,614

INTEREST EXPENSE
Deposits	4,610	627
Short-term borrowings	2,497	1,786
Long-term borrowings	847	—
TOTAL INTEREST EXPENSE	7,954	2,413

NET INTEREST INCOME	11,935	5,201

Provision (credit) for credit losses - loans	101	(418)
(Credit) provision for credit losses - off balance sheet credit exposures	(11)	9
TOTAL PROVISION (CREDIT) FOR CREDIT LOSSES	90	(409)

NET INTEREST INCOME AFTER PROVISION (CREDIT) FOR CREDIT LOSSES	11,845	5,610

NON-INTEREST INCOME
Service charges and fees	615	525
Gain on sale of loans	76	29
Earnings on bank-owned life insurance	227	109
Brokerage fees	224	128
Trust fees	206	191
Losses on marketable equity securities	(117)	(81)
Realized losses on available-for-sale debt securities, net	(8)	—
Interchange fees	619	424
Other non-interest income	690	301
TOTAL NON-INTEREST INCOME	2,532	1,626

NON-INTEREST EXPENSE
Salaries and employee benefits	4,802	2,592
Occupancy	618	323
Furniture and equipment	896	519
Pennsylvania shares tax	210	161
Professional fees	799	311
Director’s fees	134	82
Federal deposit insurance	220	108
Telecommunications	88	84
Automated teller machine and interchange	262	119
Merger-related expenses	96	—
Amortization of core deposit intangible	549	—
Other non-interest expense	972	518
TOTAL NON-INTEREST EXPENSE	9,646	4,817

INCOME BEFORE INCOME TAX PROVISION	4,731	2,419
INCOME TAX PROVISION	695	479
NET INCOME	$4,036	$1,940

EARNINGS PER SHARE - BASIC AND DILUTED	$1.13	$0.93
WEIGHTED AVERAGE SHARES OUTSTANDING	3,570,342	2,079,135

See accompanying notes to the unaudited consolidated financial statements.

Muncy Columbia Financial Corporation

Consolidated Statements of Comprehensive Income

	For the Three Months Ended
	March 31,
(In Thousands) (Unaudited)	2024	2023
Net Income	$4,036	$1,940
Other comprehensive (loss) income:
Unrealized holding (losses) gains on available-for-sale debt securities	(1,893)	6,354
Tax effect	397	(1,335)
Net realized loss included in net income	8	—
Tax effect	(2)	—
Other comprehensive (loss) income, net	(1,490)	5,019
Comprehensive income	$2,546	$6,959

See accompanying notes to the unaudited consolidated financial statements.

Muncy Columbia Financial Corporation

Consolidated Statements of Changes in Stockholders’ Equity

					Accumulated
	Common		Additional		Other		Total
(In Thousands Except Share and Per Share Data) (Unaudited)	Stock		Paid-In	Retained	Comprehensive	Treasury	Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Stock	Equity
Balance, December 31, 2022	2,343,835	$2,930	$30,030	$90,156	$(27,384)	$(9,790)	$85,942

Net income	—	—	—	1,940	—	—	1,940
Other comprehensive income	—	—	—	—	5,019	—	5,019
Common stock issuance under employee stock purchase plan	514	—	20	—	—	—	20
Recognition of employee stock purchase plan expense	—	—	2	—	—	—	2
Cash dividends ($0.42 per share)	—	—	—	(874)	—	—	(874)
Cumulative effect of adoption of ASU 2016-13	—	—	—	528	—	—	528

Balance, March 31, 2023	2,344,349	$2,930	$30,052	$91,750	$(22,365)	$(9,790)	$92,577

Balance, December 31, 2023	3,834,976	$4,794	$83,343	$90,514	$(15,036)	$(9,790)	$153,825

Net income	—	—	—	4,036	—	—	4,036
Other comprehensive loss	—	—	—	—	(1,490)	—	(1,490)
Common stock issuance under employee stock purchase plan	2,012	2	54	—	—	—	56
Recognition of employee stock purchase plan expense	—	—	6	—	—	—	6
Cash dividends ($0.44 per share)	—	—	—	(1,570)	—	—	(1,570)

Balance, March 31, 2024	3,836,988	$4,796	$83,403	$92,980	$(16,526)	$(9,790)	$154,863

See accompanying notes to the unaudited consolidated financial statements.

Muncy Columbia Financial Corporation

Consolidated Statements of Cash Flows

	For the Three Months Ended
	March 31,
(In Thousands) (Unaudited)	2024	2023
OPERATING ACTIVITIES
Net Income	$4,036	$1,940
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for credit losses	90	(409)
Depreciation and amortization of premises and equipment	370	165
Accretion of loans, net	(2,789)	—
Amortization of deposits, net	481	—
Losses on marketable equity securities	117	81
Realized losses on available-for-sale debt securities, net	8	—
(Accretion) amortization of investment securities, net	(184)	141
Deferred income taxes	1,284	107
Gain on sale of loans	(76)	(29)
Proceeds from sale of mortgage loans	2,257	2,929
Originations of mortgage loans held for resale	(2,429)	(1,157)
Amortization of core deposit intangibles	549	—
Amortization of investment in limited partnerships	187	53
Decrease (increase) in accrued interest receivable	513	(152)
Earnings on bank-owned life insurance	(227)	(109)
(Decrease) increase in accrued interest payable	(77)	115
Other, net	(232)	197
Net cash provided by operating activities	3,878	3,872
INVESTING ACTIVITIES
Available-for-sale debt securities:
Purchases	—	(789)
Proceeds from sales	50,311	—
Proceeds from paydowns, calls and maturities	21,688	3,904
Proceeds from maturities of interest-bearing time deposits	248	—
Purchase of bank-owned life insurance	(20)	(20)
Proceeds from redemption of restricted investment in bank stocks	4,232	758
Purchase of restricted investment in bank stocks	(1,851)	(1,002)
Net increase in loans	(9,735)	(11,491)
Purchase of investment in limited partnership	—	(1,394)
Acquisition of premises and equipment	(113)	(79)
Net cash provided by (used for) investing activities	64,760	(10,113)
FINANCING ACTIVITIES
Net increase (decrease) in deposits	62,350	(6,949)
Net (decrease) increase in short-term borrowings	(126,619)	11,155
Repayment of long-term borrowings	(5,001)	(1)
Proceeds from issuance of common stock	56	20
Cash dividends paid	(1,570)	(874)
Net cash (used for) provided by financing activities	(70,784)	3,351
NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,146)	(2,890)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	18,377	13,084
CASH AND CASH EQUIVALENTS, END OF PERIOD	$16,231	$10,194

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest paid	$8,031	$2,298
Loans transferred to foreclosed assets held for sale	165	—

See accompanying notes to the unaudited consolidated financial statements.

MUNCY COLUMBIA FINANCIAL CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Muncy Columbia Financial Corporation (the “Corporation”) and its wholly-owned subsidiary, Journey Bank (the “Bank”). All significant inter-company balances and transactions have been eliminated in consolidation.

BASIS OF PRESENTATION

The consolidated financial information included herein, except the consolidated balance sheet dated December 31, 2023, is unaudited. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. Prior period amounts have been reclassified when necessary to conform to the current period’s presentation. Such reclassifications did not have an impact on the operating results or financial position of the Corporation. Operating results for the three months ended March 31, 2024, are not necessarily indicative of the results for the year ending December 31, 2024.

These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation’s audited financial statements, included in the Annual Report filed on Form 10-K as of and for the year ended December 31, 2023.

RECENTLY ISSUED BY NOT YET EFFECTIVE ACCOUNTING PRONOUNCEMENTS

In December 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which improves the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. ASU No. 2023-09 is effective for public business entities for annual periods beginning after December 15, 2024. The ASU may be adopted on a prospective or retrospective basis and early adoption is permitted. The Corporation is currently evaluating the impact the new guidance will have on related disclosures related to income taxes.

2. BUSINESS COMBINATION

On November 11, 2023, the Corporation completed its merger with Muncy Bank Financial, Inc. (“MBF”). MBF was a Pennsylvania corporation that conducted its business primarily through its wholly owned subsidiary The Muncy Bank & Trust Company, which operated from a main office in Muncy, Pennsylvania, and had nine additional branches throughout Northcentral Pennsylvania. The MBF merger has contributed significantly to growth in the size of the Corporation’s balance sheet and in net interest income and non-interest expenses.

In connection with the transaction, the Corporation recorded goodwill of $17.7 million and a core deposit intangible asset of $12.1 million. Assets acquired included gross loans valued at $504.1 million, available-for-sale debt securities valued at $93.0 million, bank-owned life insurance valued at $17.8 million and premises and equipment, net, valued at $14.9 million. Liabilities assumed included deposits valued at $521.3 million and borrowings valued at $105.5 million. The assets acquired and liabilities assumed in the merger were recorded at their estimated fair values at the time of closing, subject to refinement for up to one year after the closing date. There were no adjustments to the fair value measurements of assets acquired or liabilities assumed in the first quarter 2024.

3. SECURITIES

The amortized cost, related estimated fair value, and unrealized gains and losses of available-for-sale debt securities were as follows at March 31, 2024 and December 31, 2023:

	March 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Obligation of U.S. Government Corporations and Agencies:
Mortgage-backed	$126,286	$115	$(15,807)	$110,594
Collateralized mortgage obligations	7,698	351	—	8,049
Other	145,000	—	(8,571)	136,429
Obligations of state and political subdivisions	81,261	3,145	(159)	84,247
Other debt securites	268	7	—	275
Total available-for-sale debt securities	$360,513	$3,618	$(24,537)	$339,594

	December 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Obligation of U.S.Government Corporations and Agencies:
Mortgage-backed	$145,196	$1,158	$(15,014)	$131,340
Collateralized mortgage obligations	8,515	503	—	9,018
Other	197,325	—	(9,613)	187,712
Obligations of state and political subdivisions	81,033	4,032	(109)	84,956
Other debt securites	267	9	—	276
Total available-for-sale debt securities	$432,336	$5,702	$(24,736)	$413,302

Securities available-for-sale with an aggregate fair value of $176,203,000 and $263,706,000 at March 31, 2024 and December 31, 2023, respectively, were pledged to secure public funds, trust funds, securities sold under agreements to repurchase and other balances as required by law.

The amortized cost and estimated fair value of investment securities, by expected maturity, are shown below at March 31, 2024. Expected maturities on debt securities will differ from contractual maturities, because some borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized
(In Thousands)	Cost	Fair Value
Due in one year or less	$34,888	$33,710
Due after one year to five years	117,204	109,777
Due after five years to ten years	21,596	21,944
Due after ten years	52,841	55,520
Sub-total	226,529	220,951

Mortgage-backed securities	126,286	110,594
Collateralized mortgage obligations	7,698	8,049
Total debt securities	$360,513	$339,594

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

Proceeds from the sale of investments in debt securities classified as available-for-sale for the three months ended March 31, 2024, were $50,311,000. Gross realized gains and losses for the three months ended March 31, 2024, were $595,000 and $603,000, respectively. There were no sales of investments in debt securities classified as available-for-sale during the quarter ended March 31, 2023.

The following summary shows the gross unrealized losses and fair value, aggregated by investment category of those individual securities for which an allowance for credit losses has not been recorded that have been in a continuous unrealized loss position for less than or more than 12 months as of March 31, 2024 and December 31, 2023:

	March 31, 2024
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	$212	$(4)	$108,228	$(15,803)	$108,440	$(15,807)
Other	—	—	136,429	(8,571)	136,429	(8,571)
Obligations of state and political subdivisions	14,209	(142)	1,340	(17)	15,549	(159)
Total	$14,421	$(146)	$245,997	$(24,391)	$260,418	$(24,537)

	December 31, 2023
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	$47	$(1)	$112,884	$(15,013)	$112,931	$(15,014)
Other	—	—	187,712	(9,613)	187,712	(9,613)
Obligations of state and political subdivisions	10,284	(90)	1,663	(19)	11,947	(109)
Total	$10,331	$(91)	$302,259	$(24,645)	$312,590	$(24,736)

At March 31, 2024, the Corporation had a total of 48 debt securities that have been in a gross unrealized loss position for less than twelve months with depreciation of 1.0% from the Corporation’s amortized cost basis.

At March 31, 2024, the Corporation had a total of 122 debt securities that have been in a gross unrealized loss position for greater than twelve months with depreciation of 9.0% from the Corporation’s amortized cost basis.

At March 31, 2024, unrealized losses on debt securities have not been recognized into income because the issuers bonds are of high credit quality (rated BBB or higher), management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions. The fair value is expected to recover as the bonds approach maturity.

As of March 31, 2024 and December 31, 2023, no allowance for credit loss (“ACL”) was required for debt securities. The Bank does not have the intent to sell and does not believe it will be more likely than not to be required to sell any of these securities prior to a recovery of their fair value to amortized cost, which may be at maturity.

As of March 31, 2024, all debt securities were rated above investment grade. Based on the payment status, rating and management’s evaluation of these securities, no ACL was required for the debt securities as of March 31, 2024. As of March 31, 2024, the underlying issuers continue to make timely principal and interest payments on the securities.

Equity securities with a readily determinable fair value are stated at fair value with realized and unrealized gains and losses reported in income. At March 31, 2024 and December 31, 2023, the Corporation had $1,178,000 and $1,295,000, respectively, in marketable equity securities recorded at fair value. The following is a summary of unrealized and realized gains and losses recognized in net income on marketable equity securities during the three months ended March 31, 2024 and 2023:

	For the Three Months Ended
	March 31,
(In Thousands)	2024	2023
Net losses recognized during the period on marketable equity securities	$(117)	$(81)

Less: Net gains and losses recognized during the period on marketable equity securities dold during the period	—	—

Unrealized losses recognized during the period on marketable equity securities still held at the reporting date	$(117)	$(81)

4. LOANS AND ALLOWANCE FOR CREDIT LOSSES

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at their outstanding unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment to yield (interest income) over the life of the loan. Deferred fees and costs amounted to $809,000 at March 31, 2024 and $779,000 at December 31, 2023 and are netted against the outstanding unpaid principal balances.

The segments of the Corporation’s loan portfolio are disaggregated into classes that allow management to monitor risk and performance. The loan classes used are consistent with the internal reports evaluated by the Corporation’s management and Board of Directors to monitor risk and performance within the various segments of its loan portfolio.

Major classifications of loans at March 31, 2024 and December 31, 2023 consisted of:

(In Thousands)	March 31, 2024
Commercial and industrial	$98,902
Commercial real estate:
Commercial mortgages	327,987
Student housing	35,466
Residential real estate:
Rental 1-4 family	56,125
1-4 family residential mortgages	537,855
Consumer and other	24,412
Gross loans	$1,080,747

(In Thousands)	December 31, 2023
Commercial and industrial	$94,278
Commercial real estate:
Commercial mortgages	326,152
Student housing	33,650
Residential real estate:
Rental 1-4 family	54,078
1-4 family residential mortgages	535,206
Consumer and other	25,065
Gross loans	$1,068,429

Allowance for Credit Losses and Recorded Investment in Financial Receivables

The allowance for credit losses is measured on a collective (pool) basis when similar risk characteristics exist. The Corporation has aligned our segmentation to internal loan reports. The Corporation has identified the following portfolio segments:

●	Commercial and Industrial
●	Commercial Real Estate
●	Residential Real Estate
●	Consumer and other

The following table presents the activity in the allowance for credit losses by portfolio segment for the three months ended March 31, 2024 and 2023:

	For the Three Months Ended March 31, 2024
		Commercial	Residential
	Commercial and	Real	Real	Consumer
(In Thousands)	Industrial	Estate	Estate	and Other	Unallocated	Total
Balance, December 31, 2023	$801	$6,847	$1,474	$180	$—	$9,302
(Credit) provision charged to operations	(90)	319	(368)	240	—	101
Loans charged off	—	—	(45)	(11)	—	(56)
Recoveries	1	—	1	2	—	4
Balance, March 31, 2024	$712	$7,166	$1,062	$411	$—	$9,351

	For the Three Months Ended March 31, 2023
		Commercial	Residential
	Commercial and	Real	Real	Consumer
(In Thousands)	Industrial	Estate	Estate	and Other	Unallocated	Total
Balance, December 31, 2022	$1,041	$2,897	$3,077	$60	$204	$7,279
Impact of adopting ASC 326	(961)	3,205	(2,620)	(41)	(204)	(621)
(Credit) provision charged to operations	(117)	(391)	97	(7)	—	(418)
Loans charged off	—	—	(6)	—	—	(6)
Recoveries	49	1	4	—	—	54
Balance, March 31, 2023	$12	$5,712	$552	$12	$—	$6,288

The cumulative loss rate used as the basis for the estimate of credit losses is comprised of the Corporation’s historical loss experience. As of March 31, 2024, the Corporation expects that the market in which it operates will experience no significant change in economic conditions based primarily on housing indexes, interest rate stabilization, and a steady unemployment rate causing the trend in delinquencies over the next year to follow historical levels. Management adjusted the historical loss experience for these expectations. No reversion adjustments were necessary, as the starting point for the Corporation’s estimate was a cumulative loss rate covering the expected contractual term of the loan portfolio.

The Corporation recorded a $101,000 provision for credit losses for the three months ended March 31, 2024 as compared to a $418,000 credit for the quarter ended March 31, 2023. The 2024 provision for credit losses was primarily as a result of an increase in volume in the Corporation’s loan portfolio. The 2023 credit was a result of reduced commercial real estate past dues, reduced balances of commercial student housing real estate, and slightly improved economic forecasts.

Total non-performing assets amounted to $7,328,000 at March 31, 2024, as compared to $4,475,000 at December 31, 2023. For the three months ended March 31, 2024, the increase in non-performing assets was primarily attributable to one real estate loan relationship with an aggregate balance of $2,221,000 which was placed on nonaccrual status during the quarter. This relationship is well secured, and the Bank is working closely with the borrower to bring the relationship to a current status. The Bank does not expect to incur a credit loss related to this relationship at this time. Overall, non-performing loans remain well controlled at 0.65% of total gross loans at March 31, 2024 compared to 0.40% of total gross loans at December 31, 2023. The Corporation experienced net charge-offs of $52,000 for the three months ended March 31, 2024, as compared to net recoveries of $48,000 for the three months ended March 31, 2023. In summary, the allowance for credit losses on our loan portfolio provided 133.8% coverage of non-performing loans, and 0.87% of total loans, on March 31, 2024, compared to 216.0% coverage of non-performing loans, and 0.87% of total loans, on December 31, 2023.

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

In accordance with Accounting Standards Codification (“ASC”) 326, the Corporation will evaluate individual loans for expected credit losses when those loans do not share similar risk characteristics with loans evaluated using a collective (pooled) basis. In contrast to legacy accounting standards, this criterion is broader than the impairment concept and management may evaluate loans individually when no specific expectation of collectability is in place. Loans will not be included in both collective and individual analysis. The individual analysis will establish a specific reserve for loans in scope.

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

The following table summarizes the loan portfolio and allowance for credit losses as of March 31, 2024 and December 31, 2023:

	March 31, 2024
		Commercial	Residential
	Commercial and	Real	Real	Consumer
(In Thousands)	Industrial	Estate	Estate	and Other	Total
Loans:
Individually evaluated	$—	$12,169	$—	$—	$12,169
Collectively evaluated	98,902	351,284	593,980	24,412	1,068,578
Total loans	$98,902	$363,453	$593,980	$24,412	$1,080,747

Allowance for credit losses:
Individually evaluated	$—	$4,053	$—	$—	$4,053
Collectively evaluated	712	3,113	1,062	411	5,298
Total allowance for credit losses	$712	$7,166	$1,062	$411	$9,351

	December 31, 2023
		Commercial	Residential
	Commercial and	Real	Real	Consumer
(In Thousands)	Industrial	Estate	Estate	and Other	Total
Loans:
Individually evaluated	$—	$12,279	$—	$—	$12,279
Collectively evaluated	94,278	347,523	589,284	25,065	1,056,150
Total loans	$94,278	$359,802	$589,284	$25,065	$1,068,429

Allowance for credit losses:
Individually evaluated	$—	$4,143	$—	$—	$4,143
Collectively evaluated	801	2,704	1,474	180	5,159
Total allowance for credit losses	$801	$6,847	$1,474	$180	$9,302

As of March 31, 2024 and December 31, 2023, there were no individually evaluated loans that were deemed to be collateral dependent.

Age Analysis of Past-Due Loans Receivable

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past-due status as of March 31, 2024 and December 31, 2023:

	March 31, 2024
		30-59	60-89
		Days	Days	90+ Days	Total	Total
(In Thousands)	Current	Past Due	Past Due	Past Due	Past Due	Loans
Commercial and Industrial	$98,300	$449	$100	$53	$602	$98,902
Commercial Real Estate	361,614	1,099	358	382	1,839	363,453
Residential Real Estate	584,928	5,314	975	2,763	9,052	593,980
Consumer and other	24,325	76	10	1	87	24,412
	$1,069,167	$6,938	$1,443	$3,199	$11,580	$1,080,747

	December 31, 2023
		30-59	60-89
		Days	Days	90+ Days	Total	Total
(In Thousands)	Current	Past Due	Past Due	Past Due	Past Due	Loans
Commercial and Industrial	$93,879	$129	$233	$37	$399	$94,278
Commercial Real Estate	355,786	2,316	960	740	4,016	359,802
Residential Real Estate	578,802	7,226	1,134	2,122	10,482	589,284
Consumer and other	24,955	86	18	6	110	25,065
	$1,053,422	$9,757	$2,345	$2,905	$15,007	$1,068,429

Nonperforming Loans

The following tables present the amortized cost basis of loans on nonaccrual status and loans past due over 90 days still accruing interest as of March 31, 2024 and December 31, 2023:

	March 31, 2024
	Nonaccrual	Nonaccrual		Loans Past
	with no	with	Total	Due over 90 Days	Total
(In Thousands)	ACL	ACL	Nonaccrual	Still Accruing	Nonperforming
Commercial and Industrial	$—	$209	$209	$—	$209
Commercial Real Estate	—	982	982	—	982
Residential Real Estate	—	5,661	5,661	115	5,776
Consumer and other	23	1	24	—	24
Total	$23	$6,853	$6,876	$115	$6,991

	December 31, 2023
	Nonaccrual	Nonaccrual		Loans Past
	with no	with	Total	Due over 90 Days	Total
(In Thousands)	ACL	ACL	Nonaccrual	Still Accruing	Nonperforming
Commercial and Industrial	$37	$16	$53	$—	$53
Commercial Real Estate	100	693	793	—	793
Residential Real Estate	—	3,151	3,151	294	3,445
Consumer and other	6	9	15	—	15
Total	$143	$3,869	$4,012	$294	$4,306

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

Based on the most recent analysis performed, the following table presents the recorded investment in non-homogenous loans by internal risk rating system as of March 31, 2024 and December 31, 2023:

	March 31, 2024
							Revolving
							Loans
	Term Loans Amortized Cost Basis by Origination Period						Amortized
(In Thousands)	2024	2023	2022	2021	2020	Prior	Cost Basis	Total
Commercial and Industrial
Risk Rating
Pass	$8,734	$11,909	$15,738	$15,331	$9,177	$19,180	$13,914	$93,983
Special Mention	—	98	80	12	404	124	312	1,030
Substandard	44	178	261	167	6	301	2,932	3,889
Doubtful	—	—	—	—	—	—	—	—
Total	$8,778	$12,185	$16,079	$15,510	$9,587	$19,605	$17,158	$98,902
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Real Estate
Risk Rating
Pass	$5,927	$62,623	$65,330	$66,332	$21,941	$119,494	$13,425	$355,072
Special Mention	—	—	234	—	—	398	—	632
Substandard	—	383	1,625	2,459	273	2,266	743	7,749
Doubtful	—	—	—	—	—	—	—	—
Total	$5,927	$63,006	$67,189	$68,791	$22,214	$122,158	$14,168	$363,453
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Total
Risk Rating
Pass	$14,661	$74,532	$81,068	$81,663	$31,118	$138,674	$27,339	$449,055
Special Mention	—	98	314	12	404	522	312	1,662
Substandard	44	561	1,886	2,626	279	2,567	3,675	11,638
Doubtful	—	—	—	—	—	—	—	—
Total	$14,705	$75,191	$83,268	$84,301	$31,801	$141,763	$31,326	$462,355
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

	December 31, 2023
							Revolving
							Loans
	Term Loans Amortized Cost Basis by Origination Period						Amortized
(In Thousands)	2023	2022	2021	2020	2019	Prior	Cost Basis	Total
Commercial and Industrial
Risk Rating
Pass	$12,342	$16,357	$15,969	$9,681	$2,149	$18,068	$14,463	$89,029
Special Mention	98	82	12	423	125	—	363	1,103
Substandard	193	225	168	15	60	624	2,861	4,146
Doubtful	—	—	—	—	—	—	—	—
Total	$12,633	$16,664	$16,149	$10,119	$2,334	$18,692	$17,687	$94,278
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Real Estate
Risk Rating
Pass	$61,858	$65,974	$66,974	$23,184	$20,199	$100,528	$11,116	$349,833
Special Mention	—	236	—	—	—	404	—	640
Substandard	364	1,648	2,473	277	620	3,471	476	9,329
Doubtful	—	—	—	—	—	—	—	—
Total	$62,222	$67,858	$69,447	$23,461	$20,819	$104,403	$11,592	$359,802
Current period gross charge-offs	$—	$—	$—	$—	$—	$70	$—	$70

Total
Risk Rating
Pass	$74,200	$82,331	$82,943	$32,865	$22,348	$118,596	$25,579	$438,862
Special Mention	98	318	12	423	125	404	363	1,743
Substandard	557	1,873	2,641	292	680	4,095	3,337	13,475
Doubtful	—	—	—	—	—	—	—	—
Total	$74,855	$84,522	$85,596	$33,580	$23,153	$123,095	$29,279	$454,080
Current period gross charge-offs	$—	$—	$—	$—	$—	$70	$—	$70

The Bank monitors the credit risk profile by payment activity for residential real estate, consumer, and other loan classes. Loans past due 90 days or more and loans on nonaccrual status are considered nonperforming. Nonperforming loans are reviewed quarterly. The following table presents the amortized cost in residential real estate, and consumer and other loans based on payment activity as of March 31, 2024 and December 31, 2023:

	March 31, 2024
							Revolving
							Loans
	Term Loans Amortized Cost Basis by Origination Period						Amortized
(In Thousands)	2024	2023	2022	2021	2020	Prior	Cost Basis	Total
Residential Real Estate
Payment Performance
Performing	$13,930	$86,934	$112,082	$84,053	$59,082	$171,039	$61,084	$588,204
Nonperforming	—	269	978	1,631	454	1,567	877	5,776
Total	$13,930	$87,203	$113,060	$85,684	$59,536	$172,606	$61,961	$593,980
Current period gross charge-offs	$—	$—	$—	$—	$—	$45	$—	$45

Consumer and Other
Payment Performance
Performing	$1,307	$5,081	$9,512	$1,950	$816	$1,417	$4,305	$24,388
Nonperforming	—	—	8	2	—	—	14	24
Total	$1,307	$5,081	$9,520	$1,952	$816	$1,417	$4,319	$24,412
Current period gross charge-offs	$—	$7	$—	$—	$—	$4	$—	$11

Total
Payment Performance
Performing	$15,237	$92,015	$121,594	$86,003	$59,898	$172,456	$65,389	$612,592
Nonperforming	—	269	986	1,633	454	1,567	891	5,800
Total	$15,237	$92,284	$122,580	$87,636	$60,352	$174,023	$66,280	$618,392
Current period gross charge-offs	$—	$7	$—	$—	$—	$49	$—	$56

	December 31, 2023
							Revolving
							Loans
	Term Loans Amortized Cost Basis by Origination Period						Amortized
(In Thousands)	2023	2022	2021	2020	2019	Prior	Cost Basis	Total
Residential Real Estate
Payment Performance
Performing	$85,542	$111,413	$84,007	$57,696	$28,192	$141,952	$77,037	$585,839
Nonperforming	275	92	536	455	443	1,644	—	3,445
Total	$85,817	$111,505	$84,543	$58,151	$28,635	$143,596	$77,037	$589,284
Current period gross charge-offs	$—	$—	$—	$—	$—	$79	$—	$79

Consumer and Other
Payment Performance
Performing	$5,618	$10,145	$2,330	$990	$394	$1,193	$4,380	$25,050
Nonperforming	5	8	1	—	—	1	—	15
Total	$5,623	$10,153	$2,331	$990	$394	$1,194	$4,380	$25,065
Current period gross charge-offs	$1	$17	$13	$—	$3	$13	$—	$47

Total
Payment Performance
Performing	$91,160	$121,558	$86,337	$58,686	$28,586	$143,145	$81,417	$610,889
Nonperforming	280	100	537	455	443	1,645	—	3,460
Total	$91,440	$121,658	$86,874	$59,141	$29,029	$144,790	$81,417	$614,349
Current period gross charge-offs	$1	$17	$13	$—	$3	$92	$—	$126

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

For the three months ended March 31, 2024 and 2023, the Bank did not grant any loan modifications to borrowers experiencing financial difficulty.

As of March 31, 2024 and December 31, 2023, the Bank has not initiated formal proceedings on any loans that have not been transferred into foreclosed assets.

Concentrations of Credit Risk

Most of the Corporation’s lending activity occurs within the Bank’s primary market area which encompasses Clinton, Columbia, Lycoming, Montour and Eastern Northumberland counties in Northcentral Pennsylvania. The majority of the Corporation’s loan portfolio consists of commercial and consumer real estate loans. As of March 31, 2024 and December 31, 2023, there were no concentrations of loans related to any single industry in excess of 10% of total loans.

5. DEPOSITS

Major classifications of deposits at March 31, 2024 and December 31, 2023 consisted of:

(In Thousands)	March 31, 2024	December 31, 2023
Demand deposits	$263,954	$266,015
Interest-bearing demand deposits	298,122	251,953
Savings	203,002	204,968
Money market	112,190	103,602
Time deposits	336,232	324,131
Total deposits	$1,213,500	$1,150,669

Time deposits of $250,000 or more amounted to $100,236,000 and $94,445,000 as of March 31, 2024 and December 31, 2023, respectively.

6. BORROWED FUNDS

Short-term borrowings include repurchase agreements with customers and advances from the FHLB. As of March 31, 2024, the Bank was approved by the FHLB for borrowings of up to $544,914,000 of which $70,420,000 was outstanding in the form of advances and the FHLB had issued letters of credit on the Bank’s behalf totaling $106,300,000 against its borrowing capacity. Advances from the FHLB are secured by qualifying assets of the Bank. In addition to the outstanding balances noted below, the Bank also has additional lines of credit totaling $19,030,000 available from correspondent banks other than the FHLB. The outstanding balances and related information for short-term borrowings are summarized as follows:

	March 31, 2024
		Maximum	Weighted
	Ending	Month End	Average Rate
(In Thousands)	Balance	Balance	At Period End
Securities sold under agreements to repurchase	$121,913	$185,380	4.75%
Other short-term borrowings	4,000	34,000	5.67%
Total	$125,913	$219,380	4.78%

	December 31, 2023
		Maximum	Weighted
	Ending	Month End	Average Rate
(In Thousands)	Balance	Balance	At Period End
Securities sold under agreements to repurchase	$189,532	$200,311	4.85%
Other short-term borrowings	63,000	63,000	5.68%
Total	$252,532	$263,311	5.10%

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

The remaining contractual maturity of repurchase agreements in the Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023 is presented in the following tables:

	Remaining Contractual Maturity of the Agreements
	Overnight and			Greater than 90
(In Thousands)	Continuous	Up to 30 Days	30-90 Days	Days	Total
March 31, 2024
Securities sold under agreements to repurchase:
Obligation of U.S. Government Corporations and Agencies:
Mortgage-backed	$85,999	$—	$—	$—	$85,999
Collateralized mortgage obligations	703	—	—	—	703
Other	27,234	—	—	4,537	31,771
Obligation of state and political subdivisions	3,440	—	—	—	3,440
Total borrowings	$117,376	$—	$—	$4,537	$121,913

Gross amount of recognized liabilities for repurchase agreements					$121,913
Amounts related to agreements not included in offsetting disclosure above					$—

	Remaining Contractual Maturity of the Agreements
	Overnight and			Greater than 90
(In Thousands)	Continuous	Up to 30 Days	30-90 Days	Days	Total
December 31, 2023
Securities sold under agreements to repurchase:
Obligation of U.S. Government Corporations and Agencies:
Mortgage-backed	$93,137	$—	$—	$—	$93,137
Other	92,151	1,663	1,094	1,487	96,395
Total borrowings	$185,288	$1,663	$1,094	$1,487	$189,532

Gross amount of recognized liabilities for repurchase agreements					$189,532
Amounts related to agreements not included in offsetting disclosure above					$—

The fair value of securities pledged to secure repurchase agreements may decline. The Corporation manages this risk by having a policy to pledge securities valued at 110% of the gross outstanding balance of repurchase agreements. Securities sold under agreements to repurchase are secured by securities with a carrying amount of $139,482,000 and $219,227,000 at March 31, 2024 and December 31, 2023, respectively.

Long-Term Borrowings

Long-term FHLB borrowings consisted of the following at March 31, 2024 and December 31, 2023:

(In Thousands)	March 31, 2024	December 31, 2023
Loans maturing in 2024 with a weighted-average rate of 4.98%	$10,208	$15,208
Loans maturing in 2025 with a weighted-average rate of 4.79%	15,208	15,208
Loans maturing in 2026 with a weighted-average rate of 4.05%	15,359	15,359
Loans maturing in 2027 with a weighted-average rate of 3.93%	15,417	15,417
Loans maturing in 2028 with a weighted-average rate of 3.85%	10,228	10,229
Total long-term FHLB borrowings	66,420	71,421
Unamortized fair value adjustments	(896)	(973)
Total long-term borrowings	$65,524	$70,448

Note: Weighted-average rates are presented as of March 31, 2024.

7. FAIR VALUE MEASUREMENTS AND FAIR VALUES OF FINANCIAL INSTRUMENTS

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

The following table presents the assets reported on the Consolidated Balance Sheets at their fair value on a recurring basis as of March 31, 2024 and December 31, 2023, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	March 31, 2024
(In Thousands)	Level I	Level II	Level III	Total
Obligation of US Government Corporations and Agencies
Mortgage-backed	$—	$110,594	$—	$110,594
Collateralized mortgage obligations	—	8,049	—	8,049
Other	—	136,429	—	136,429
Obligations of state and political subdivisions	—	84,247	—	84,247
Other debt securities	—	275	—	275
Total available-for-sale debt securities	$—	$339,594	$—	$339,594

Marketable equity securities	$1,178	$—	$—	$1,178

Real estate loans held for sale	$—	$614	$—	$614

	December 31, 2023
(In Thousands)	Level I	Level II	Level III	Total
Obligation of US Government Corporations and Agencies
Mortgage-backed	$—	$131,340	$—	$131,340
Collateralized mortgage obligations	—	9,018	—	9,018
Other	—	187,712	—	187,712
Obligations of state and political subdivisions	—	84,956	—	84,956
Other debt securities	—	276	—	276
Total available-for-sale debt securities	$—	$413,302	$—	$413,302

Marketable equity securities	$1,295	$—	$—	$1,295

Real estate loans held for sale	$—	$366	$—	$366

The fair values of equity securities classified as Level I are derived from quoted market prices in active markets; these assets consist entirely of stocks held in other banks. The fair values of all debt securities classified as Level II are obtained from nationally-recognized third-party pricing agencies. The fair values are derived primarily from cash flow models, which include assumptions for interest rates, credit losses, and prepayment speeds. The significant inputs utilized in the cash flow models are based on market data obtained from sources independent of the Corporation (observable inputs) and are therefore classified as Level II within the fair value hierarchy. The fair values of real estate loans held for sale classified as Level II are derived from observable pricing inputs for similar assets in active markets.

The following table presents the assets measured on a nonrecurring basis on the Consolidated Balance Sheets at their fair value as of March 31, 2024, and December 31, 2023, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	March 31, 2024
(In Thousands)	Level I	Level II	Level III	Total
Assets Measured on a Non-recurring Basis:
Loans individually evaluated for credit loss	$—	$—	$8,116	$8,116
	$—	$—	$8,116	$8,116

	December 31, 2023
(In Thousands)	Level I	Level II	Level III	Total
Assets Measured on a Non-recurring Basis:
Loans individually evaluated for credit loss	$—	$—	$8,136	$8,136
	$—	$—	$8,136	$8,136

The fair value of loans individually evaluated for credit loss are measured using a discounted cash flow approach.  Loans individually evaluated for credit loss are reviewed and evaluated on at least a quarterly basis for individual reserve requirements and adjusted accordingly. The following table provides a listing of significant unobservable inputs used in the fair value measurement process for items valued utilizing level III techniques on a nonrecurring basis as of March 31, 2024 and December 31, 2023:

	March 31, 2024
	Quantitative Information about Level III Fair Value Measurements
(In Thousands)	Fair Value Estimate	Valuation Technique	Unobservable Input	Range	Weighted Average
Loans individually evaluated for credit loss	$8,116	Discounted cash flows	Charge-off rates	0-100%	18.25%

	December 31, 2023
	Quantitative Information about Level III Fair Value Measurements
(In Thousands)	Fair Value Estimate	Valuation Technique	Unobservable Input	Range	Weighted Average
Loans individually evaluated for credit loss	$8,136	Discounted cash flows	Charge-off rates	0-100%	18.22%

 At March 31, 2024 and December 31, 2023, the carrying values and fair values of financial instruments that are not recorded at fair value in the consolidated financial statements are presented in the table below:

	March 31, 2024
(In Thousands)	Carrying Amount	Fair Value	Level I	Level II	Level III
Financial assets:
Cash and cash equivalents	$16,231	$16,231	$16,231	$—	$—
Interest-bearing time deposits	736	737	—	737	—
Restricted equity securities	8,013	8,013	—	8,013	—
Loans, net	1,071,396	991,967	—	—	991,967
Accrued interest receivable	4,849	4,849	—	4,849
Mortgage servicing rights	1,961	2,080	—	—	2,080

Financial liabilities:
Interest-bearing deposits	$949,546	$948,001	$—	$613,314	$334,687
Noninterest-bearing deposits	263,954	263,954	—	263,954	—
Short-term borrowings	125,913	125,913	—	125,913	—
Long-term borrowings	65,524	63,965	—	—	63,965
Accrued interest payable	2,281	2,281	—	2,281	—

	December 31, 2023
(In Thousands)	Carrying Amount	Fair Value	Level I	Level II	Level III
Financial assets:
Cash and cash equivalents	$18,377	$18,377	$18,377	$—	$—
Interest-bearing time deposits	979	982	—	982	—
Restricted equity securities	10,394	10,394	—	10,394	—
Loans, net	1,059,127	972,834	—	—	972,834
Accrued interest receivable	5,362	5,362	—	5,362
Mortgage servicing rights	2,035	2,107	—	—	2,107

Financial liabilities:
Interest-bearing deposits	$884,654	$883,434	$—	$560,521	$322,913
Noninterest-bearing deposits	266,015	266,015	—	266,015	—
Short-term borrowings	252,532	252,532	—	252,532	—
Long-term borrowings	70,448	68,887	—	—	68,887
Accrued interest payable	2,358	2,358	—	2,358	—

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

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, represents an overview of the financial condition and results of operations of the Corporation and should be read in conjunction with the more detailed and comprehensive disclosures included in the Annual Report on Form 10-K for the year ended December 31, 2023. In addition, please read this section in conjunction with the unaudited consolidated financial statements and notes to the unaudited consolidated financial statements contained in Item 1, “Financial Statements” of Part I to this Quarterly Report on Form 10-Q.

The Corporation is in the business of providing customary retail, commercial banking and financial services to individuals, businesses and local governments through its 22 branch offices operated by Journey Bank, the Corporation’s wholly-owned subsidiary. The Corporations 22 branch offices are operated in Clinton, Columbia, Lycoming, Montour and Northumberland counties in central Pennsylvania.

CAUTIONARY STATEMENT

Certain statements in this section and elsewhere in this Quarterly Report on Form 10- Q, other periodic reports filed by us under the Securities Exchange Act of 1934, as amended, and any other written or oral statements made by or on behalf of us may include “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 which reflect our current views with respect to future events and financial performance. Such forward looking statements are based on general assumptions and are subject to various risks, uncertainties, and other factors that may cause actual results to differ materially from the views, beliefs and projections expressed in such statements. These risks, uncertainties and other factors include, but are not limited to:

●	Our business and financial results are affected by business and economic conditions, both generally and specifically in the mostly North Central Pennsylvania market in which we operate.

●	Changes in interest rates and valuations in the debt, equity and other financial markets.

●	Disruptions in the liquidity and other functioning of financial markets, including such disruptions in the market for real estate and other assets commonly securing financial products.

●	Actions by the Federal Reserve Board and other government agencies, including those that impact money supply and market interest rates.

●	Changes in our customers’ and suppliers’ performance in general and their creditworthiness in particular.

●	Changes in customer preferences and behavior, whether as a result of changing business and economic conditions or other factors.

●	Changes resulting from the enacted Dodd-Frank Wall Street Reform and Consumer Protection Act.

●	A continuation of recent turbulence in significant segments of the United States and global financial markets, particularly if it worsens, could impact our performance, both directly by affecting our revenues and the value of our assets and liabilities and indirectly by affecting our customers and suppliers and the economy generally.

●	Our business and financial performance could be impacted as the financial industry restructures in the current environment by changes in the competitive landscape.

●	Given current economic and financial market conditions, our forward-looking statements are subject to the risk that these conditions will be substantially different than we are currently expecting. These statements are based on our current expectations that interest rates will remain at similar levels throughout 2024.

●	Legal and regulatory developments could have an impact on our ability to operate our businesses or our financial condition or results of operations or our competitive position or reputation. Reputational impacts, in turn, could affect matters such as business generation and retention, our ability to attract and retain management, liquidity and funding. These legal and regulatory developments could include: (a) the unfavorable resolution of legal proceedings or regulatory and other governmental inquiries; (b) increased litigation risk from recent regulatory and other governmental developments; (c) the results of the regulatory examination process, and regulators’ future use of supervisory and enforcement tools; (d) legislative and regulatory reforms, including changes to laws and regulations involving tax, pension, education and mortgage lending, the protection of confidential customer information, and other aspects of the financial institution industry; and (e) changes in accounting policies and principles.

●	Our business and operating results are affected by our ability to identify and effectively manage risks inherent in our businesses, including, where appropriate, through the effective use of third-party insurance and capital management techniques.

●	Our ability to anticipate and respond to technological changes can have an impact on our ability to respond to customer needs and to meet competitive demands.

●	Our ability to implement our business initiatives and strategies could affect our financial performance over the next several years.

●	Competition can have an impact on customer acquisition, growth and retention, as well as on our credit spreads and product pricing, which can affect market share, deposits and revenues.

●	Our business and operating results can also be affected by widespread natural disasters, terrorist activities or international hostilities, either as a result of the impact on the economy and capital and other financial markets generally or on us or on our customers and suppliers.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Corporation’s financial statements have been prepared in accordance with U.S. GAAP and conform to general practices within the banking industry. In the preparation of its financial statements, the Corporation is required to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses as well as the disclosure of contingent assets and liabilities. Actual results could differ from those estimates. The Corporation’s critical accounting policies are fundamental to understanding this MD&A and are more fully described in Note 1 (“Summary of Significant Accounting Policies”) within the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

Allowance for Credit Losses (ACL) - Loans

As of January 1, 2023, the Corporation adopted Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326): “Measurement of Credit Losses on Financial Instruments,” which replaced the current loss impairment methodology under U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to form credit loss estimates in an effort to provide financial statement users with more decision- useful information about the expected credit losses on financial instruments and other commitments to extend credit. ASU 2016-13, commonly referred to as Current Expected Credit Losses (“CECL”), requires a financial asset (or a group of financial assets) to be measured at an amortized cost basis and presented at the net amount expected to be collected. The amendments in this update affect financial assets and net investment in leases that are not accounted for at fair value through net income, including such financial assets as loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. Upon adoption of ASU 2016-13 on January 1, 2023, the Corporation recorded an incremental decrease in the ACL through a cumulative effect adjustment to equity, net of tax, with subsequent adjustments charged to earnings through a provision for credit losses.

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

Although the Corporation’s management uses the best information available, the level of the ACL remains an estimate which is subject to significant judgment and short-term change which could have a significant impact on the Corporation’s financial condition or results of operations. From January 1, 2024 to March 31, 2024, the level of the ACL increased from $9.3 million to $9.4 million and the ACL to total loans remained consistent at 0.87%. The Corporation’s ACL is highly sensitive to the methods, assumptions and estimates underlying its calculation. See Note 4 “Loans and Allowance for Credit Losses” within the Corporation’s Notes to the Unaudited Consolidated Financial Statements which are included in Part I of this Quarterly Report on Form 10-Q for additional qualitative and quantitative information about the Corporation’s ACL.

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

Business Combinations

Business combinations are accounted for by applying the acquisition method. As of acquisition date, the identifiable assets acquired and liabilities assumed are measured at fair value and recognized separately from goodwill. Results of operations of the acquired entity are included in the consolidated statement of income from the date of acquisition. The calculation of intangible assets including core deposits and the fair value of loans are based on significant judgements. Core deposit intangibles are calculated using a discounted cash flow model based on various factors including discount rate, attrition rate, interest rate, cost of alternative funds and net maintenance costs. Loans acquired in connection with acquisitions are recorded at their acquisition-date fair value. Determining the fair value of the acquired loans involves estimating the principal and interest cash flows expected to be collected on the loans and discounting those cash flows at a market rate of interest. Management considers a number of factors in evaluating the acquisition-date fair value including the remaining life of the acquired loans, delinquency status, estimated prepayments, payment options and other loan features, internal risk grade, estimated value of the underlying collateral and interest rate environment.

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

In connection with the acquisition, effective November 11, 2023, the Corporation recorded goodwill of $ 17.7 million and a core deposit intangible asset of $12.1 million. Assets acquired totaled $671.4 million, including gross loans valued at $504.1 million, available-for-sale debt securities valued at $93.0 million, bank-owned life insurance valued at $17.8 million and premises and equipment, net, valued at $14.9 million. Liabilities assumed totaled $634.0 million, including deposits valued at $521.3 million and borrowings valued at $105.5 million. The assets purchased and liabilities assumed in the acquisition were recorded at their preliminary estimated fair values at the time of closing and may be adjusted for up to one year subsequent to the acquisition.

For the three months ended March 31, 2024, the Corporation incurred pre-tax merger-related expenses related to the MBF transaction of $96,000, compared to $0 for the three months ended March 31, 2023 and $3.0 million for the year ended December 31, 2023. Merger-related expenses include voluntary severance and similar expenses as well as expenses related to conversion of MBF’s core banking system into the Corporation’s core system and legal and other professional expenses.

FINANCIAL CONDITION

Total assets at March 31, 2024, were $1.573 billion, a decrease of $66.5 million, or 4.1% from $1.640 billion at December 31, 2023. The change in total assets primarily reflected decreases in cash and cash equivalents, available-for-sale debt securities, and restricted investment in bank stocks, partially offset by an increase in loans receivable. Cash and cash equivalents decreased $2.1 million, available-for-sale debt securities decreased $73.7 million, and restricted investment in bank stocks decreased $2.4 million. Gross loans receivable increased $12.3 million. Total liabilities at March 31, 2024, were $1.418 billion, a decrease of $67.5 million, or 4.5% from $1.486 billion at December 31, 2023. Deposit balances increased by $62.8 million, short-term borrowings decreased $126.7 million and long-term borrowings decreased $4.9 million since December 31, 2023.

Total average assets increased 67.0% from $952.2 million for the three months ended March 31, 2023, to $1.590 billion for the three months ended March 31, 2024, primarily related to the MBF merger. Average earning assets were $1.493 billion for the three months ended March 31, 2024 and $889.0 million for the three months ended March 31, 2023. Average interest- bearing liabilities were $1.171 billion for the three months ended March 31, 2024 and $683.5 million for the three months ended March 31, 2023.

Cash and cash equivalents decreased $2.1 million or 11.7% from $18.4 million at December 31, 2023 to $16.2 million at March 31, 2024. This decrease is primarily related to reduced branch cash levels as well as the timing of items clearing through correspondent bank balances.

Available-for-sale debt securities decreased $73.7 million to $339.6 million at March 31, 2024 from $413.3 million at December 31, 2023. On January 17, 2024, the Corporation sold available- for-sale debt securities with a total market value of $50.3 million, the proceeds of which were utilized to paydown short-term FHLB borrowings. Securities sold included $34.2 million of US government agency securities, $15.5 million of mortgaged-backed securities and $563,000 of collateralized mortgage obligations. In addition to the securities sold during the quarter, the Corporation received proceeds from paydowns, calls and maturities of available-for-sale debt securities of $21.7 million during the quarter.

Restricted investment in bank stocks decreased $2.4 million to $8.0 million at March 31, 2024 from $10.4 million at December 31, 2023. This decrease is directly attributable to the decrease in required FHLB stock holdings due to the paydown in short and long-term FHLB borrowings.

Gross loans not held for sale increased 1.2% to $1.081 billion at March 31, 2024 from $1.068 billion at December 31, 2023.

This increase is related to strong loan demand in the first three months of 2024.

Interest-bearing deposits increased $ 64.9 million to $949.5 million at March 31, 2024 from $884.7 million at December 31, 2023. Noninterest-bearing deposits decreased 0.8% from $266.0 million at December 31, 2023 to $ 264.0 million at March 31, 2024. The increase in interest-bearing deposits during the quarter-ended March 31, 2024 was as a result of a strategic initiative to reposition customer repurchase agreements, which are classified as short-term borrowings, into core deposit accounts. The Bank anticipates a continued migration of customer repurchase accounts from short-term borrowings to interest bearing deposits throughout 2024. The decrease in noninterest-bearing deposits is as a result of the migration of deposits from noninterest-bearing to interest bearing due to the rate environment.

Short-term borrowings decreased $126.7 million to $125.9 million at March 31, 2024 from $252.5 million at December 31, 2023. This change was primarily related to the migration of customer repurchase agreements as well as a paydown in short-term FHLB borrowings during the quarter discussed above.

Long-term borrowings were $65.5 million at March 31, 2024 compared to $70.4 million at December 31, 2023. This decrease is primarily related to a $5.0 million long-term borrowing maturity during the first quarter.

Total stockholder’s equity increased by $1.0 million, or 0.7%, from $153.8 million at December 31, 2023, to $154.9 million at March 31, 2024. The increase is primarily attributable to earnings, net of cash dividends for the quarter, partially offset by an increase in accumulated other comprehensive loss due to changes in the fair values of available-for-sale investment securities. Accumulated other comprehensive loss amounted to $16.5 million as of March 31, 2024 and $15.0 million as of December 31, 2023.

The loan-to-deposit ratio is a key measurement of liquidity. Our loan-to-deposit ratio decreased from 92.0% as of December 31, 2023 to 88.3% as of March 31, 2024 due to the asset/liability mix changes noted above, and remains within internal policy limits.

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

Securities

The Corporation’s investment securities portfolio provides a source of liquidity needed to meet expected loan demand and interest income to increase profitability. Additionally, the investment securities portfolio is used to meet pledging requirements to secure public deposits, customer repurchase agreements and for other purposes. Debt securities are classified as either available-for-sale or held-to-maturity at the time of purchase based on management's intent. Available-for-sale securities are carried at fair value, with unrealized holding gains and losses reported as a component of stockholders’ equity in accumulated other comprehensive income (loss), net of tax, while held-to-maturity securities are carried at amortized cost. At March 31, 2024 and December 31, 2023, all debt securities were classified as available-for-sale. Equity securities with readily determinable fair values are carried at fair value, with gains and losses due to fluctuations in market value included in the Consolidated Statements of Income. Securities with limited marketability and/or restrictions, such as FHLB of Pittsburgh stock, are carried at cost. Decisions to purchase or sell investment securities are based upon management’s current assessment of long- and short-term economic and financial conditions, including the interest rate environment and asset/liability management, liquidity and tax-planning strategies.

At March 31, 2024, the investment portfolio was comprised principally of available-for-sale debt securities including, fixed-rate, taxable and tax-exempt obligations of state and political subdivisions and fixed-rate and floating-rate securities issued by U.S. government or U.S. government-sponsored agencies, which include agencies, mortgage-backed securities and collateralized mortgage obligations, or CMOs. Additionally, the Corporation holds equity investments in the stock of certain publicly traded bank holding companies. Except for U.S. government and government-sponsored agencies, there were no securities of any individual issuer that exceeded 10.0% of shareholders’ equity as of March 31, 2024.

The majority of the Corporation's debt securities are fixed-rate instruments and inherently subject to interest rate risk, as the value of fixed-rate securities fluctuates with changes in interest rates. Generally, a security's value reacts inversely with changes in interest rates. Available-for-sale securities are carried at fair value, with unrealized gains or losses reported in the accumulated other comprehensive income or loss component of stockholder's equity, net of deferred income taxes. At March 31, 2024, the Corporation reported a net unrealized loss, included in accumulated other comprehensive loss, of $16.5 million, net of deferred income taxes of $4.4 million, an increase of $1.5 million compared to the net unrealized holding loss of $15.0 million, net of deferred income taxes of $4.0 million, at December 31, 2023. Any future changes in interest rates could result in changes in the fair value of the Corporation’s securities portfolio and capital position. However, accumulated other comprehensive income and loss related to available-for-sale debt securities is excluded from regulatory capital and does not have an impact on the Corporation's regulatory capital ratios.

The following table presents the carrying value of available-for-sale debt securities, at fair value at March 31, 2024 and December 31, 2023:

	March 31, 2024		December 31, 2023
	Amortized	Fair	Amortized	Fair
(In Thousands)	Cost	Value	Cost	Value
AVAILABLE-FOR-SALE DEBT SECURITIES:
Obligation of U.S.Government Corporations and Agencies:
Mortgage-backed	$126,286	$110,594	$145,196	$131,340
Collateralized mortgage obligations	7,698	8,049	8,515	9,018
Other	145,000	136,429	197,325	187,712
Obligations of state and political subdivisions	81,261	84,247	81,033	84,956
Other debt securites	268	275	267	276
Total available-for-sale debt securities	$360,513	$339,594	$432,336	$413,302

Aggregate Unrealized (Loss) Gain		$(20,919)		$(19,034)
Aggregate Unrealized (Loss) Gain as a % of Amortized Cost		(5.8%)		(4.4%)

The following table presents the weighted-average yields on available-for-sale debt securities by major category and maturity period at March 31, 2024. Yields are calculated on the basis of the amortized cost and weighted for the scheduled maturity of each security. Because mortgage-backed securities and collateralized mortgage obligations are not due at a single maturity date, they are not included in the maturity categories in the following summary.

	Within		One-		Five-		After
	One		Five		Ten		Ten
(Dollars In Thousands)	Year	Yield	Years	Yield	Years	Yield	Years	Yield	Total	Yield
AVAILABLE-FOR-SALE DEBT SECURITIES:
Obligation of U.S. Government Corporations and Agencies:
Other	$34,000	0.55%	$111,000	1.05%	$—	—	$—	—	$145,000	0.94%
Obligations of state and political subdivisions	887	2.75%	6,109	4.01%	22,009	4.04%	52,256	4.45%	81,261	4.28%
Other debt securities	—	—	95	5.24%	173	5.39%	—	—	268	5.34%
Sub-total	$34,887	0.89%	$117,204	1.47%	$22,182	4.04%	$52,256	4.43%	$226,529	2.32%

Mortgage-backed securities									126,286	1.77%
Collateralized mortgage obligations									7,698	4.89%
Total									$360,513	2.07%

Marketable Equity Securities

At March 31, 2024 and December 31, 2023, the Corporation had $1.2 million and $1.3 million in equity securities recorded at fair value, respectively. The following is a summary of unrealized and realized gains and losses recognized in net income on equity securities during the three months ended March 31, 2024 and 2023:

	For the Three Months Ended
	March 31,
(In Thousands)	2024	2023
Net losses recognized during the period on marketable equity securities	$(117)	$(81)

Less: Net gains and losses recognized during the period on marketable equity securities dold during the period	—	—

Unrealized losses recognized during the period on marketable equity securities still held at the reporting date	$(117)	$(81)

See Note 3 within the Corporation’s Notes to the Unaudited Consolidated Financial Statements which are included in this Quarterly Report on Form 10-Q for more information regarding Corporation’s investment portfolio as of March 31, 2024.

Loans

Gross loans receivable increased 1.2% from $1.068 billion at December 31, 2023 to $1.081 billion at March 31, 2024. The percentage distribution in the loan portfolio is shown in the tables below:

	March 31, 2024
(In Thousands)	Amount	%
Commercial and industrial	$98,902	9.2%
Commercial real estate:
Commercial mortgages	327,987	30.3%
Student housing	35,466	3.3%
Residential real estate:
Rental 1-4 family	56,125	5.2%
1-4 family residential mortgages	537,855	49.8%
Consumer and other	24,412	2.3%
Gross loans	$1,080,747	100.0%

	December 31, 2023
(In Thousands)	Amount	%
Commercial and industrial	$94,278	8.8%
Commercial real estate:
Commercial mortgages	326,152	30.5%
Student housing	33,650	3.1%
Residential real estate:
Rental 1-4 family	54,078	5.1%
1-4 family residential mortgages	535,206	50.1%
Consumer and other	25,065	2.3%
Gross loans	$1,068,429	100.00%

Loan concentrations are considered to exist when there are amounts loaned to a number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. Our lending activity is heavily concentrated in the geographic market areas we serve. This geographic concentration subjects our loan portfolio to the general economic conditions within the state. The risks created by this concentration have been considered by management and are monitored on an ongoing basis. As of March 31, 2024 and December 31, 2023, there were no concentrations of loans exceeding 10% of total loans other than the categories of loans disclosed in the table above. We believe our loan portfolio is diversified relative to industry concentrations across the various loan portfolio categories.

Banking regulators have established guidelines of less than 100% of tier 1 capital plus allowance for credit losses in construction lending and less than 300% of tier 1 capital plus allowance for credit losses in commercial real estate lending that management monitors as part of the risk management process. The construction concentration ratio is a percentage of the outstanding construction and land development loans to total tier 1 capital plus allowance for credit losses. The commercial real estate concentration ratio is a percentage of the outstanding balance of non-owner occupied commercial real estate, multifamily, and construction and land development loans to tier 1 capital plus allowance for credit losses. At March 31, 2024, the Bank’s exposure to commercial real estate was well below these guidelines.

As of March 31, 2024, commercial real estate loans totaled $363.5 million or 33.6% of total gross loans. Of this amount commercial mortgage loans represented $328.0 million or 30.3% of total gross loans and student housing loans represented $35.5 million or 3.3% of total gross loans. The following table presents the distribution of commercial mortgage loans and related percentage of the total loan portfolio as of March 31, 2024:

	March 31, 2024
(In Thousands)	Amount	%
Commercial mortgages:
Commercial construction	$21,845	2.0%
Multifamily	72,053	6.7%
Owner occupied nonfarm nonresidential	100,630	9.3%
Non-owner occupied nonfarm nonresidential	95,912	8.9%
Other commercial	37,547	3.5%
Total commercial mortgages	$327,987	30.3%

The following table presents the maturity distribution and interest rate information of the loan portfolio by major category as of March 31, 2024:

	As of March 31, 2024

	Fixed-Rate Loans					Variable- or Adjustable-Rate Loans					All Loans
	1 Year	1-5	5-15	>15		1 Year	1-5	5-15	>15
(In Thousands)	or Less	Years	Years	Years	Total	or Less	Years	Years	Years	Total	Total
Commercial and industrial	$8,254	$18,121	$17,431	$129	$43,935	$12,885	$3,120	$22,429	$16,533	$54,967	$98,902
Commercial real estate:
Commercial mortgages	2,750	2,568	17,192	3,966	26,476	12,331	7,585	72,558	209,037	301,511	327,987
Student housing	—	681	2,110	—	2,791	1,722	1,068	19,981	9,904	32,675	35,466
Residential real estate:
Rental 1-4 family	424	227	1,324	251	2,226	2,106	1,707	7,997	42,089	53,899	56,125
1-4 family residential mortgages	3,694	7,604	66,925	35,433	113,656	11,216	1,910	38,963	372,110	424,199	537,855
Consumer and other	1,200	8,365	3,246	526	13,337	122	337	3,546	7,070	11,075	24,412
Total	$16,322	$37,566	$108,228	$40,305	$202,421	$40,382	$15,727	$165,474	$656,743	$878,326	$1,080,747

See Note 4 within the Corporation’s Notes to the Unaudited Consolidated Financial Statements which are included in this Quarterly Report on Form 10-Q for more information regarding the Corporation’s loan portfolio as of March 31, 2024.

Allowance for Credit Losses

The allowance for credit losses was $9.4 million at March 31, 2024, compared to $9.3 million at December 31, 2023. This allowance equaled 0.87% of total loans, net of unearned fees and costs and unamortized fair value adjustments, at both March 31, 2024 and December 31, 2023. The allowance for credit losses was analyzed quarterly and reviewed by the Corporation’s Board of Directors. No concentration or apparent deterioration in classes of loans or pledged collateral was evident. Regular loan meetings with the Corporation’s Board of Directors reviewed new loans. Delinquent loans, loan exceptions and certain large loans are addressed by the full Board no less than monthly to determine compliance with policies.

The following tables present the allocation of the allowance for credit losses as of March 31, 2024 and December 31, 2023:

	March 31, 2024
(dollars in thousands)	Allowance for Credit Losses	Percent of Allowance	Percent of Loans to Gross Loans
Commercial and industrial	$712	7.6%	9.2%
Commercial real estate	7,166	76.6%	33.6%
Residential real estate	1,062	11.4%	55.0%
Consumer and other	411	4.4%	2.3%
Total	$9,351	100.0%	100.0%

	December 31, 2023
(dollars in thousands)	Allowance for Credit Losses	Percent of Allowance	Percent of Loans to Gross Loans
Commercial and industrial	$801	8.6%	8.8%
Commercial real estate	6,847	73.6%	33.7%
Residential real estate	1,474	15.8%	55.2%
Consumer and other	180	1.9%	2.3%
Total	$9,302	99.5%	100.0%

See Note 4 within the Corporation’s Notes to the Unaudited Consolidated Financial Statements which are included in this Quarterly Report on Form 10-Q for more information regarding the Corporation’s allowance for credit losses as of March 31, 2024.

Deposits

Total deposits averaged $1.153 billion in the first quarter 2024, an increase of $474.4 million, or 69.9%, compared to $678.5 million in the first quarter 2023. All segments of the Corporation’s deposit portfolio increased from the first quarter 2023 to the first quarter 2024 due to the MBF merger. The Corporation’s deposit funding costs increased 124 basis points to 1.61% in the first quarter 2024 from 0.37% in the first quarter 2023. Rates on interest-bearing demand deposits, money market deposits and time deposits increased by 121 basis points, 62 basis points, and 258 basis points, respectively, comparing the first quarters of 2024 and 2023.

The average balance and average rate paid on deposits are summarized as follows:

	For the Three Months Ended
	March 31, 2024		March 31, 2023
	Average	Average	Average	Average	Balance Change
	Balance	Rate	Balance	Rate	Amount	%
(In Thousands)
Non-interest bearing	$254,129	—%	$176,403	—%	$77,726	44.1%
Savings	203,003	0.03	169,236	0.03	33,767	20.0
Interest-bearing demand deposits	257,791	1.25	155,357	0.04	102,434	65.9
Money market deposits	104,095	1.87	50,907	1.25	53,188	104.5
Time deposits	333,875	3.99	126,608	1.41	207,267	163.7
Total deposits	$1,152,893	1.61%	$678,511	0.37%	$474,382	69.9%

At March 31, 2024, estimated uninsured deposits, or the portion of deposit accounts which exceeded the Federal Deposit Corporation insurance limit, totaled $311.9 million. Of this amount, $136.2 million was collateralized by securities pledged by the Corporation or letters of credit issued through the Federal Home Loan Bank of Pittsburgh. Time deposits of $250,000 or more totaled approximately $100.2 million at March 31, 2024.

See Note 5 within the Corporation’s Notes to the Unaudited Consolidated Financial Statements which are included in this Quarterly Report on Form 10-Q for more information regarding the Corporation’s deposits as of March 31, 2024.

Borrowings

The average balance of short-term borrowings, including securities sold under agreements to repurchase and day-to-day FHLB - Pittsburgh borrowings increased $21.2 million or 11.7% from $181.4 million in the first quarter 2023 to $202.7 million in the first quarter 2024. Average short-term borrowings amounted to 17.3% of total interest-bearing liabilities for the three months ended March 31, 2024 as compared to 26.5% for the three months ended March 31, 2023. Short-term borrowings consist primarily of securities sold under agreements to repurchase and periodic overnight or short-term Federal Home Loan Bank advances.

Long-term borrowings consist of advances due to the FHLB - Pittsburgh. Under terms of a blanket agreement, the loans are secured by certain qualifying assets of the Bank which consist principally of first mortgage loans. The carrying value of these collateralized items was $788.4 million at March 31, 2024. The Bank has lines of credit with the Federal Reserve Bank Discount Window, FHLB – Pittsburgh, and Atlantic Community Bankers Bank in the aggregate amount of $563.9 million at March 31, 2024. The unused portion of these lines of credit was $386.3 million at March 31, 2024.

See Note 6 within the Corporation’s Notes to the Unaudited Consolidated Financial Statements which are included in this Quarterly Report on Form 10-Q for more information regarding the Corporation’s borrowings as of March 31, 2024.

Capital Resources

Management believes, as of March 31, 2024, that Journey Bank meets all capital adequacy requirements to which it is subject. Management annually performs stress testing on its regulatory capital levels and expects Journey Bank to maintain capital levels that exceed the regulatory standards for well-capitalized institutions for the next 12 months and for the foreseeable future.

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

The following table reflects the Bank’s actual capital amounts and ratios at March 31, 2024 and December 31, 2023:

	Journey Bank		Minimum Required For Capital Adequacy Purposes	Minimum Required For Capital Adequacy Purposes with Conservation Buffer	Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations
(Dollars in Thousands)	Amount	Ratio	Ratio	Ratio	Ratio
March 31, 2024
Total capital (to risk-weighted assets)	$141,153	14.94%	8.00%	10.50%	10.00%

Tier I capital (to risk-weighted assets)	131,786	13.95%	6.00%	8.50%	8.00%

Tier I common equity (to risk-weighted assets)	131,786	13.95%	4.50%	7.00%	6.50%

Tier I capital (to average assets)	131,786	8.41%	4.00%	4.00%	5.00%

Total risk-weighted assets	944,875

Total average assets	1,567,529

	Journey Bank		Minimum Required For Capital Adequacy Purposes	Minimum Required For Capital Adequacy Purposes with Conservation Buffer	Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations
(Dollars in Thousands)	Amount	Ratio	Ratio	Ratio	Ratio
December 31, 2023
Total capital (to risk-weighted assets)	$138,382	14.49%	8.00%	10.50%	10.00%

Tier I capital (to risk-weighted assets)	129,053	13.52%	6.00%	8.50%	8.00%

Tier I common equity (to risk-weighted assets)	129,053	13.52%	4.50%	7.00%	6.50%

Tier I capital (to average assets)	129,053	8.03%	4.00%	4.00%	5.00%

Total risk-weighted assets	954,878

Total average assets	1,607,661

RESULTS OF OPERATIONS

Net income for the three months ended March 31, 2024 amounted to $4.0 million, or $1.13 per share, an increase of $2.1 million, or 108.0%, compared to $1.9 million, or $0.93 per share, for the three months ended March 31, 2023. The increase in net income for the three months ended March 31, 2024, compared to the same period in 2023, was primarily attributable to the MBF merger.

Net interest income increased $6.7 million, or 129.5% to $11.9 million for the three months ended March 31, 2024, from $5.2 million for the three months ended March 31, 2023. Non-interest income was $2.5 million for the three months ended March 31, 2024, an increase of $0.9 million, or 55.7%, from $1.6 million for the three months ended March 31, 2023, which primarily related to increases in interchange fees and other non-interest income. Non-interest expense was $9.6 million for the three months ended March 31, 2024, an increase of $4.8 million, or 100.2%, from $4.8 million for the three months ended March 31, 2023, which was primarily related to increases in expenses related to the MBF merger.

Net Interest Income

Net interest income is the difference between (i) interest income, interest and fees on interest-earning assets, and (ii) interest expense, interest paid on deposits and borrowed funds. Net interest income represents the largest component of the Corporation’s operating income and, as such, is the primary determinant of profitability. Net interest income is impacted by variations in the volume, rate and composition of earning assets and interest-bearing liabilities, changes in general market interest rates and the level of non-performing assets. Interest income is shown on a fully tax-equivalent basis using the corporate statutory tax rate of 21.0% in 2024 and 2023.

Tax-equivalent net interest income increased $6.9 million, or 130.8%, to $12.2 million for the three months ended March 31, 2024, compared to $5.3 million for the three months ended March 31, 2023. The increase in tax-equivalent net interest income was due to an increase in tax-equivalent interest income reflecting higher earning asset volumes and yields, partially offset by an increase in interest expense which resulted primarily from an increase in interest-bearing deposits and increased utilization of borrowed funds. Tax-equivalent net interest margin, a key measurement used in the banking industry to measure income from earning assets relative to the cost to fund those assets, is calculated by dividing tax-equivalent net interest income by average interest-earning assets. The Corporation’s tax-equivalent net interest margin increased 91 basis points to 3.32% for the three months ended March 31, 2024, compared to 2.41% for the three months ended March 31, 2023, which was largely caused by higher yields on earning assets outpacing the increase funding costs. The Corporation’s interest rate spread, the difference between the average yield on interest-earning assets, shown on a fully tax-equivalent basis, and the average cost of interest-bearing liabilities, also increased comparing the three months ended March 31, 2024 and 2023. The Corporation’s rate spread was 2.70% for the three months ended March 31, 2024, an increase of 63 basis points as compared to 2.07% for the three months ended March 31, 2023.

Tax-equivalent interest income increased $12.5 million, or 161.7%, to $20.2 million for the three months ended March 31, 2024, from $7.7 million for the three months ended March 31, 2023, which was largely caused by significant increases in average earning assets due to the MBF merger, coupled with an increase in the tax-equivalent yield on average earning assets. Average earning assets increased $604.0 million, or 67.9%, to $1.493 billion for the three months ended March 31, 2024, from $889.0 million for the three months ended March 31, 2023, resulting in a corresponding increase to tax-equivalent interest income of $7.2 million. Specifically, average loans increased $559.8 million, or 104.0%, to $1.098 billion for the three months ended March 31, 2024, from $538.4 million for the three months ended March 31, 2023, which reflected strong organic loan demand, as well as the MBF merger. Investment securities averaged $389.7 million for the three months ended March 31, 2024, an increase of $44.4 million, or 12.9%, compared to $345.3 million for the three months ended March 31, 2023, which contributed $655,000 to tax-equivalent interest income. The tax-equivalent yield on earning assets increased 192 basis points to 5.43% for the three months ended March 31, 2024, from 3.51% for the same period in 2023, which resulted in a corresponding increase in tax-equivalent interest income of $5.2 million. The Corporation’s tax-equivalent yield on loans increased 180 basis points to 6.48% for the three months ended March 31, 2024, compared to 4.68% in 2023, resulting in a corresponding increase in tax-equivalent interest income of $4.8 million, due primarily to net accretion of loan fair value adjustments recorded in conjunction with the MBF merger as well as the continued repricing of existing loans in the Corporation’s portfolio. The tax-equivalent yield on investment securities increased 81 basis points to 2.48% for the three months ended March 31, 2024, from 1.67% for the three months ended March 31, 2023, and caused a corresponding increase to tax-equivalent interest income of $186,000.

Interest expense increased $5.5 million, or 229.6%, to $8.0 million for the three months ended March 31, 2024, from $2.4 million for the three months ended March 31, 2023, which was primarily related to increases in average interest-bearing liabilities resulting from the MBF merger as well as an increase in funding costs. The Corporation was more reliant on wholesale funding for the three months ended March 31, 2024. As a result, average borrowed funds, which is largely comprised of customer repurchase agreements and FHLB of Pittsburgh advances, averaged $272.5 million for the three months ended March 31, 2024, an increase of $91.1 million from $181.4 million for the three months ended March 31, 2023. Higher volumes of average borrowed funds resulted in a corresponding increase in interest expense of $1.1 million. Total average interest-bearing deposits increased $396.7 million, or 79.0%, to $898.8 million for the three months ended March 31, 2024, compared to $502.1 million for the three months ended March 31, 2023, which resulted in a corresponding increase in interest expense of $907,000. In the latter half of 2022 and into 2023 and 2024, following the rapid rise in market interest rates, competition for deposits intensified and depositors became increasingly rate sensitive. The Corporation responded with increases in deposit rates. As a result, the Corporation experienced an increase in interest expense due to an increase in funding costs. For the three months ended March 31, 2024, the Corporation’s cost of funds increased 130 basis points to 2.73% from 1.43% for the three months ended March 31, 2023, which resulted in a corresponding increase in interest expense of $3.6 million.

The following Average Balance Sheet and Rate Analysis tables presents the average assets, actual income or expense and the average yield on assets, liabilities and stockholders’ equity for the three months ended March 31, 2024 and 2023.

AVERAGE BALANCE SHEET AND RATE ANALYSIS

THREE MONTHS ENDED MARCH 31,

	2024			2023
(In Thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS:	(1)			(1)
Tax-exempt loans	$41,144	$439	4.29%	$30,848	$274	3.60%
All other loans	1,057,005	17,256	6.57%	507,527	5,934	4.74%
Total loans (2)(3)(4)	1,098,149	17,695	6.48%	538,375	6,208	4.68%

Taxable securities	311,078	1,384	1.79%	330,898	1,275	1.54%
Tax-exempt securitites (3)	78,666	1,024	5.24%	14,427	163	4.52%
Total securities	389,744	2,408	2.48%	345,325	1,438	1.67%

Federal funds sold	—	—	0.00%	5	—	0.00%
Interest-bearing deposits in other banks	5,106	66	5.20%	5,282	60	4.61%

Total interest-earning assets	1,492,999	20,169	5.43%	888,987	7,706	3.51%

Other assets	97,327			63,195

TOTAL ASSETS	$1,590,326			$952,182

LIABILITIES:
Savings	$203,003	16	0.03%	$169,236	13	0.03%
Now deposits	257,791	800	1.25%	155,357	16	0.04%
Money market deposits	104,095	485	1.87%	50,907	157	1.25%
Time deposits	333,875	3,309	3.99%	126,608	441	1.41%
Total interest-bearing deposits	898,764	4,610	2.06%	502,108	627	0.51%

Short-term borrowings	202,653	2,497	4.96%	181,414	1,786	3.99%
Long-term borrowings	69,882	847	4.87%	24	—	0.00%
Total borrowings	272,535	3,344	4.93%	181,438	1,786	3.99%

Total interest-bearing liabilities	1,171,299	7,954	2.73%	683,546	2,413	1.43%

Demand deposits	254,129			176,403
Other liabilities	10,585			4,343
Stockholders’ equity	154,313			87,890

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,590,326			$952,182
Interest rate spread (6)			2.70%			2.07%
Net interest income/margin (5)		$12,215	3.32%		$5,293	2.41%

(1)	Average volume information was compared using daily averages for interest-earning and bearing accounts.
(2)	Interest on loans includes loan fee income.

(3)	Tax exempt interest revenue is shown on a tax-equivalent basis using a statutory federal income tax rate of 21 percent for 2024 and 2023.

(4)	Nonaccrual loans have been included with loans for the purpose of analyzing net interest earnings.

(5)	Net interest margin is computed by dividing annualized tax-equivalent net interest income by total interest earning assets.

(6)	Interest rate spread represents the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.

Reconcilement of Taxable Equivalent Net Interest Income

	For the Three Months Ended March 31,
(In Thousands)	2024	2023

Total interest income	$19,889	$7,614
Total interest expense	7,954	2,413

Net interest income	11,935	5,201
Tax equivalent adjustment	280	92

Net interest income
(fully taxable equivalent)	$12,215	$5,293

Rate/Volume Analysis

To enhance the understanding of the effects of volumes (the average balance of earning assets and costing liabilities) and average interest rate fluctuations on the Consolidated Balance Sheets as it pertains to net interest income, the table below reflects these changes for the three months ended March 31, 2024 versus the three months ended March 31, 2023:

	Three Months Ended March 31,
	2024 vs 2023
	Increase (Decrease)
	Due to
(In Thousands)	Volume	Rate	Net
Interest income:
Loans, tax-exempt	$92	$73	$165
Loans	6,478	4,844	11,322
Taxable investment securities	(76)	185	109
Tax-exempt investment securities	722	139	861
Federal funds sold	—	—	—
Interest bearing deposits	(2)	8	6
Total interest-earning assets	7,214	5,249	12,463

Interest expense:
Savings	3	—	3
NOW deposits	11	773	784
Money market deposits	165	163	328
Time deposits	728	2,140	2,868
Short-term borrowings	211	500	711
Long-term borrowings, FHLB	847	—	847
Total interest-bearing liabilities	1,965	3,576	5,541
Change in net interest income	$5,249	$1,672	$6,922

Provision (Credit) for Credit Losses - Loans

For the three months ended March 31, 2024, the Corporation recorded a $101,000 provision for credit losses on loans, compared to a $418,000 credit for the three months ended March 31, 2023. For the three months ended March 31, 2024, the provision for credit losses primarily reflects an increase in volume in the loan portfolio during the quarter. For the three months ended March 31, 2023, the credit was primarily related to the clarity that existed related to the COVID-19 pandemic and the related financial condition of municipalities and local businesses.

See Note 4 within the Corporation’s Notes to the Unaudited Consolidated Financial Statements which are included in this Quarterly Report on Form 10-Q for more information regarding the Corporation’s allowance for credit losses as of March 31, 2024.

Non-interest Income

Total non-interest income increased $906,000 or 55.7% to $2.5 million for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. Earnings on bank-owned life insurance increased $118,000 or 108.3% from $109,000 to $227,000 due to an increase in cash surrender values related to the MBF merger. Interchange fees increased $195,000 or 46.0% due to an increase in the volume of transactions due to the MBF merger and continued increase in electronic payments. Other non-interest income increased $389,000 or 129.2% due to incentives received in conjunction with the launch of a debit card reissuance project during the first quarter 2024 as well as a governmental grant recorded in the first quarter in conjunction with the completion of a solar energy project.

	For the Three Months Ended
	March 31, 2024		March 31, 2023		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Service charges and fees	$615	24.3%	$525	32.3%	$90	17.1%
Gain on sale of loans	76	3.0	29	1.8	47	162.1
Earnings on bank-owned life insurance	227	9.0	109	6.7	118	108.3
Brokerage	224	8.8	128	7.9	96	75.0
Trust	206	8.1	191	11.7	15	7.9
Losses on marketable equity securities	(117)	(4.6)	(81)	(5.0)	(36)	44.4
Realized losses on available-for-sale debt securities, net	(8)	(0.3)	—	—	(8)	100.0
Interchange fees	619	24.4	424	26.1	195	46.0
Other non-interest income	690	27.3	301	18.5	389	129.2
Total non-interest income	$2,532	100.0%	$1,626	100.0%	$906	55.7%

Non-interest Expense

Total non-interest expense increased $4.8 million or 100.2% from $4.8 million for the three months ended March 31, 2023, to $9.6 million for the three months ended March 31, 2024. The MBF merger has contributed significantly to increases in all components of non-interest expense. Salaries and employee benefits increased $2.2 million, occupancy increased $295,000, furniture and equipment increased $377,000, professional fees increased $488,000, federal deposit insurance increased $112,000, automated teller machine and interchange increased $143,000 and other non-interest expense increased $454,000. All of these increases relate to the closing of the MBF merger on November 11, 2023. Merger-related expenses totaled $96,000 and amortization of core deposit intangible totaled $549,000 for the three months ended March 31, 2024.

One standard to measure non-interest expense is to express annualized non-interest expense as a percentage of average total assets. For the three months ended March 31, 2024 this percentage was 2.44% compared to 2.03% for the three months ended March 31, 2023.

	For the Three Months Ended
	March 31, 2024		March 31, 2023		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Salaries and employee benefits	$4,802	49.7%	$2,592	53.8%	$2,210	85.3%
Occupancy	618	6.4	323	6.7	295	91.3
Furniture and equipment	896	9.3	519	10.8	377	72.6
Pennsylvania shares tax	210	2.2	161	3.3	49	30.4
Professional fees	799	8.3	311	6.5	488	156.9
Director’s fees	134	1.4	82	1.7	52	63.4
Federal deposit insurance	220	2.3	108	2.2	112	103.7
Telecommunications	88	0.9	84	1.7	4	4.8
Automated teller machine and interchange	262	2.7	119	2.5	143	120.2
Merger-related expenses	96	1.0	—	—	96	100.0
Amortization of core deposit intangible	549	5.7	—	—	549	100.0
Other non-interest expense	972	10.1	518	10.8	454	87.6
Total non-interest expense	$9,646	100.0%	$4,817	100.0%	$4,829	100.2%

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

The Bank reviews cash flow projections regularly and updates them in order to maintain liquid assets at levels believed to meet the requirements of normal operations, including loan commitments and potential deposit outflows from maturing certificates of deposit and savings withdrawals. While deposits and securities sold under agreements to repurchase are its primary source of funds, when needed it is also able to generate cash through borrowings from the FHLB. At March 31, 2024, the Bank had remaining available capacity with FHLB, subject to certain collateral restrictions, of $368.2 million.

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

We manage liquidity on a daily basis. We believe that our liquidity is sufficient to meet present and future financial obligations and commitments on a timely basis. However, see potential liquidity risk factors at Item 1A – Risk Factors of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2023, and refer to the Consolidated Statements of Cash Flows in this Form 10-Q.

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

At March 31, 2024, our cumulative gap positions and the potential earnings change resulting from various change in rates were both within the internal risk management guidelines.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

The information called for by this item can be found at Part I Item 2 of this Report on Form 10-Q under the caption “Interest Rate Risk Management” and is incorporated in its entirety by reference under this Item 3.

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

The CEO and CFO have evaluated the changes to our internal controls over financial reporting that occurred during our fiscal Quarter Ended March 31, 2024, as required by paragraph (d) of Rules 13a – 15 and 15d – 15 under the Securities Exchange Act of 1934, as amended, and have concluded that there were no changes that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II Other Information

Item 1. Legal Proceedings

At March 31, 2024, the Corporation was not involved in any legal proceedings, other than routine legal proceedings in the ordinary course of business, which involve amounts which, in the aggregate, are believed by management to be immaterial to the financial condition of the Corporation. In addition, no material proceedings are pending or are known to be threatened or contemplated against the Corporation by government authorities.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in Item 1A of the Corporation’s Form 10-K filed March 12, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None

(b)	Not applicable

(c)	Effective May 10, 2016, the Corporation amended its treasury stock repurchase program. Under the amended program, the Corporation was authorized to repurchase up to 200,000 shares of the Corporation’s common stock. During the first quarter 2024, the Corporation did not repurchase any shares of its common stock.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

(a)	None

(b)	None

(c)	During the three months ended March 31, 2024, no director or officer of the Corporation adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.

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

31.1 Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2 Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1 Section 1350 Certification of Chief Executive Officer

32.2 Section 1350 Certification of Chief Financial Officer

101 The following materials from the Corporation’s Quarterly Report on Form 10-Q for the period ended March 31, 2024, formatted in XBRL (Extensible Business Reporting Language); (i) the Consolidated Balance Sheets (unaudited), (ii) the Consolidated Statements of Income (unaudited), (iii) the Consolidated Statements of Comprehensive Income (unaudited), (iv) the Consolidated Statements of Changes in Stockholders’ Equity (unaudited), (v) the Consolidated Statements of Cash Flows (unaudited), and (vi) the Notes to Unaudited Consolidated Financial Statements.

104 Cover Page for Interactive Data File (embedded with the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Muncy Columbia Financial Corporation

(Registrant)

By:	/s/ Lance O. Diehl	Date: May 13, 2024
Lance O. Diehl President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Joseph K. O’Neill, Jr.	Date: May 13, 2024
Joseph K. O’Neill, Jr. Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)