Form 10-Q
period 2024-06-30
MUNCY COLUMBIA FINANCIAL Corp
filed 2024-08-12
CIK 731122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Common stock, $1.25 par value, 3,574,027 shares outstanding as of August 12, 2024.

Muncy Columbia Financial Corporation

PART I Financial Information

Item 1. Financial Statements

Muncy Columbia Financial Corporation

Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Data) (Unaudited)	June 30, 2024	December 31, 2023
ASSETS
Cash and due from banks	$18,200	$14,614
Interest-bearing deposits in other banks	3,276	3,763
Total cash and cash equivalents	21,476	18,377

Interest-bearing time deposits	248	979
Available-for-sale debt securities, at fair value	334,808	413,302
Marketable equity securities, at fair value	1,140	1,295
Restricted investment in bank stocks, at cost	8,064	10,394
Loans held for sale	754	366

Loans receivable	1,100,665	1,068,429
Allowance for credit losses	(9,362)	(9,302)
Loans, net	1,091,303	1,059,127

Premises and equipment, net	27,025	27,569
Foreclosed assets held for sale	335	170
Accrued interest receivable	5,077	5,362
Bank-owned life insurance	40,709	40,209
Investment in limited partnerships	5,465	5,828
Deferred tax asset, net	11,517	12,634
Goodwill	25,609	25,609
Other intangible assets, net	11,151	11,895
Other assets	7,619	6,663
TOTAL ASSETS	$1,592,300	$1,639,779

LIABILITIES
Interest-bearing deposits	$1,002,208	$884,654
Noninterest-bearing deposits	263,419	266,015
Total deposits	1,265,627	1,150,669

Short-term borrowings	89,286	252,532
Long-term borrowings	65,599	70,448
Accrued interest payable	2,299	2,358
Other liabilities	11,848	9,947
TOTAL LIABILITIES	1,434,659	1,485,954

STOCKHOLDERS’ EQUITY
Common stock, par value $1.25 per share; 15,000,000 shares authorized; issued 3,838,727 and outstanding 3,574,027 at June 30, 2024; issued 3,834,976 and outstanding 3,570,276 at December 31, 2023;	4,798	4,794
Additional paid-in capital	83,455	83,343
Retained earnings	96,114	90,514
Accumulated other comprehensive loss	(16,936)	(15,036)
Treasury stock, at cost; 264,700 shares at June 30, 2024 and December 31, 2023	(9,790)	(9,790)
TOTAL STOCKHOLDERS’ EQUITY	157,641	153,825
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,592,300	$1,639,779

See accompanying notes to the unaudited consolidated financial statements.

Muncy Columbia Financial Corporation

Consolidated Statements of Income

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(In Thousands, Except Share and Per Share Data) (Unaudited)	2024	2023	2024	2023
INTEREST AND DIVIDEND INCOME
Interest and fees on loans:
Taxable	$17,741	$6,298	$34,997	$12,232
Tax-exempt	332	215	685	431
Interest and dividends on investment securities:
Taxable	1,020	1,222	2,181	2,430
Tax-exempt	836	134	1,666	263
Dividend and other interest income	204	69	427	136
Federal funds sold	—	1	—	1
Deposits in other banks	62	25	128	85
TOTAL INTEREST AND DIVIDEND INCOME	20,195	7,964	40,084	15,578

INTEREST EXPENSE
Deposits	5,610	780	10,220	1,407
Short-term borrowings	1,427	2,125	3,924	3,911
Long-term borrowings	798	146	1,645	146
TOTAL INTEREST EXPENSE	7,835	3,051	15,789	5,464

NET INTEREST INCOME	12,360	4,913	24,295	10,114

Provision (credit) for credit losses - loans	36	(4)	137	(422)
(Credit) provision for credit losses - off balance sheet credit exposures	(7)	(12)	(18)	(3)
TOTAL PROVISION (CREDIT) FOR CREDIT LOSSES	29	(16)	119	(425)

NET INTEREST INCOME AFTER PROVISION (CREDIT) FOR CREDIT LOSSES	12,331	4,929	24,176	10,539

NON-INTEREST INCOME
Service charges and fees	667	514	1,282	1,039
Gain on sale of loans	93	96	169	125
Earnings on bank-owned life insurance	229	113	456	222
Brokerage	192	151	416	279
Trust	204	227	410	418
Losses on marketable equity securities	(38)	(66)	(155)	(147)
Realized losses on available-for-sale debt securities, net	—	—	(8)	—
Interchange fees	687	442	1,306	866
Other non-interest income	385	229	1,075	530
TOTAL NON-INTEREST INCOME	2,419	1,706	4,951	3,332

NON-INTEREST EXPENSE
Salaries and employee benefits	4,640	2,440	9,442	5,032
Occupancy	581	320	1,199	643
Furniture and equipment	384	282	790	567
Pennsylvania shares tax	230	131	440	292
Professional fees	319	264	776	522
Director’s fees	105	73	239	155
Federal deposit insurance	188	109	408	217
Data processing and telecommunications	904	332	1,824	703
Automated teller machine and interchange	106	(9)	368	110
Merger-related expenses	201	449	297	449
Amortization of intangibles	549	—	1,098	—
Other non-interest expense	987	466	1,959	984
TOTAL NON-INTEREST EXPENSE	9,194	4,857	18,840	9,674

INCOME BEFORE INCOME TAX PROVISION	5,556	1,778	10,287	4,197
INCOME TAX PROVISION	849	316	1,544	795
NET INCOME	$4,707	$1,462	$8,743	$3,402

EARNINGS PER SHARE - BASIC AND DILUTED	$1.32	$0.71	$2.45	$1.64
WEIGHTED AVERAGE SHARES OUTSTANDING	3,572,345	2,079,649	3,571,344	2,079,393

See accompanying notes to the unaudited consolidated financial statements.

Muncy Columbia Financial Corporation

Consolidated Statements of Comprehensive Income (Loss)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(In Thousands) (Unaudited)	2024	2023	2024	2023
Net Income	$4,707	$1,462	$8,743	$3,402
Other comprehensive (loss) income:
Unrealized holding (losses) gains on available-for-sale debt securities	(519)	(3,541)	(2,412)	2,813
Tax effect	109	745	506	(590)
Net realized losses included in net income	—	—	8	—
Tax effect	—	—	(2)	—
Other comprehensive (loss) income, net	(410)	(2,796)	(1,900)	2,223
Comprehensive income (loss)	$4,297	$(1,334)	$6,843	$5,625

See accompanying notes to the unaudited consolidated financial statements.

Muncy Columbia Financial Corporation

Consolidated Statements of Changes in Stockholders’ Equity

					Accumulated
(In Thousands Except Share	Common		Additional		Other		Total
and Per Share Data)	Stock		Paid-In	Retained	Comprehensive	Treasury	Stockholders’
(Unaudited)	Shares	Amount	Capital	Earnings	Loss	Stock	Equity
For the three months ended:
Balance, March 31, 2024	3,836,988	$4,796	$83,403	$92,980	$(16,526)	$(9,790)	$154,863
Net income	—	—	—	4,707	—	—	4,707
Other comprehensive loss	—	—	—	—	(410)	—	(410)
Common stock issuance under employee stock purchase plan	1,739	2	46	—	—	—	48
Recognition of employee stock purchase plan expense	—	—	6	—	—	—	6
Cash dividends ($0.44 per share)	—	—	—	(1,573)	—	—	(1,573)
Balance, June 30, 2024	3,838,727	$4,798	$83,455	$96,114	$(16,936)	$(9,790)	$157,641

Balance, March 31, 2023	2,344,349	$2,930	$30,052	$91,750	$(22,365)	$(9,790)	$92,577
Net income	—	—	—	1,462	—	—	1,462
Other comprehensive loss	—	—	—	—	(2,796)	—	(2,796)
Common stock issuance under employee stock purchase plan	460	1	16	—	—	—	17
Recognition of employee stock purchase plan expense	—	—	2	—	—	—	2
Cash dividends ($0.43 per share)	—	—	—	(894)	—	—	(894)
Balance, June 30, 2023	2,344,809	$2,931	$30,070	$92,318	$(25,161)	$(9,790)	$90,368

For the six months ended:
Balance, December 31, 2023	3,834,976	$4,794	$83,343	$90,514	$(15,036)	$(9,790)	$153,825
Net income	—	—	—	8,743	—	—	8,743
Other comprehensive loss	—	—	—	—	(1,900)	—	(1,900)
Common stock issuance under employee stock purchase plan	3,751	4	100	—	—	—	104
Recognition of employee stock purchase plan expense	—	—	12	—	—	—	12
Cash dividends ($0.88 per share)	—	—	—	(3,143)	—	—	(3,143)
Balance, June 30, 2024	3,838,727	$4,798	$83,455	$96,114	$(16,936)	$(9,790)	$157,641

Balance, December 31, 2022	2,343,835	$2,930	$30,030	$90,156	$(27,384)	$(9,790)	$85,942
Net income	—	—	—	3,402	—	—	3,402
Other comprehensive income	—	—	—	—	2,223	—	2,223
Common stock issuance under employee stock purchase plan	974	1	36	—	—	—	37
Recognition of employee stock purchase plan expense	—	—	4	—	—	—	4
Cash dividends ($0.85 per share)	—	—	—	(1,768)	—	—	(1,768)
Cumulative effect of adoption of ASU 2016-13	—	—	—	528	—	—	528
Balance, June 30, 2023	2,344,809	$2,931	$30,070	$92,318	$(25,161)	$(9,790)	$90,368

See accompanying notes to the unaudited consolidated financial statements.

Muncy Columbia Financial Corporation

Consolidated Statements of Cash Flows

	For the Six Months Ended
	June 30,
(In Thousands) (Unaudited)	2024	2023
OPERATING ACTIVITIES
Net Income	$8,743	$3,402
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for credit losses	119	(425)
Depreciation and amortization of premises and equipment	755	331
Accretion of loans, net	(5,516)	—
Amortization of deposits, net	817	—
Losses on marketable equity securities	155	147
Realized losses on available-for-sale debt securities, net	8	—
(Accretion) amortization of investment securities, net	(346)	280
Deferred income taxes	1,621	54
Gain on sale of loans	(169)	(125)
Proceeds from sale of mortgage loans	6,201	6,623
Originations of mortgage loans held for resale	(6,420)	(5,919)
Amortization of intangibles	1,098	—
Amortization of investment in limited partnerships	363	106
Decrease (increase) in accrued interest receivable	285	(109)
Earnings on bank-owned life insurance	(456)	(222)
(Decrease) increase in accrued interest payable	(59)	321
Other, net	1,087	605
Net cash provided by operating activities	8,286	5,069
INVESTING ACTIVITIES
Available-for-sale debt securities:
Purchases	—	(789)
Proceeds from sales	50,311	—
Proceeds from paydowns, calls and maturities	26,117	8,123
Proceeds from maturities of interest-bearing time deposits	740	—
Purchase of bank-owned life insurance	(44)	(45)
Proceeds from redemption of restricted investment in bank stocks	6,415	2,151
Purchase of restricted investment in bank stocks	(4,085)	(3,426)
Net increase in loans	(26,944)	(19,064)
Purchase of investment in limited partnership	—	(1,833)
Acquisition of intangibles	(354)	—
Acquisition of premises and equipment	(197)	(182)
Net cash provided by (used for) investing activities	51,959	(15,065)
FINANCING ACTIVITIES
Net increase (decrease) in deposits	114,141	(23,842)
Net (decrease) increase in short-term borrowings	(163,246)	10,281
Proceeds from long-term borrowings	—	25,000
Repayment of long-term borrowings	(5,002)	(1)
Proceeds from issuance of common stock	104	37
Cash dividends paid	(3,143)	(1,768)
Net cash (used for) provided by financing activities	(57,146)	9,707
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,099	(289)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	18,377	13,084
CASH AND CASH EQUIVALENTS, END OF PERIOD	$21,476	$12,795

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest paid	$15,848	$5,143
Income taxes paid	—	800
Loans transferred to foreclosed assets held for sale	165	—
Loans held for sale transferred to loans	—	3,587

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

BASIS OF PRESENTATION

The consolidated financial information included herein, except the consolidated balance sheet dated December 31, 2023, is unaudited. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. Prior period amounts have been reclassified when necessary to conform to the current period’s presentation. Such reclassifications did not have an impact on the operating results or financial position of the Corporation. Operating results for the three and six months ended June 30, 2024, are not necessarily indicative of the results for the year ending December 31, 2024.

These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation’s audited financial statements, included in the Annual Report filed on Form 10-K as of and for the year ended December 31, 2023.

RECENTLY ISSUED BUT NOT YET EFFECTIVE ACCOUNTING PRONOUNCEMENTS

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

In connection with the transaction, the Corporation recorded goodwill of $17.7 million and a core deposit intangible asset of $12.1 million. Assets acquired included gross loans valued at $504.1 million, available-for-sale debt securities valued at $93.0 million, bank-owned life insurance valued at $17.8 million and premises and equipment, net, valued at $14.9 million. Liabilities assumed included deposits valued at $521.3 million and borrowings valued at $105.5 million. The assets acquired and liabilities assumed in the merger were recorded at their estimated fair values at the time of closing, subject to refinement for up to one year after the closing date. There were no adjustments to the fair value measurements of assets acquired or liabilities assumed in the first or second quarter 2024.

3. SECURITIES

The amortized cost, related estimated fair value, and unrealized gains and losses of available-for-sale debt securities were as follows at June 30, 2024 and December 31, 2023:

	June 30, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Obligation of U.S.Government Corporations and Agencies:
Mortgage-backed	$122,108	$97	$(15,906)	$106,299
Collateralized mortgage obligations	7,373	299	—	7,672
Other	145,000	—	(7,519)	137,481
Obligations of state and political subdivisions	81,495	2,103	(517)	83,081
Other debt securites	270	5	—	275
Total available-for-sale debt securities	$356,246	$2,504	$(23,942)	$334,808

	December 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Obligation of U.S.Government Corporations and Agencies:
Mortgage-backed	$145,196	$1,158	$(15,014)	$131,340
Collateralized mortgage obligations	8,515	503	—	9,018
Other	197,325	—	(9,613)	187,712
Obligations of state and political subdivisions	81,033	4,032	(109)	84,956
Other debt securites	267	9	—	276
Total available-for-sale debt securities	$432,336	$5,702	$(24,736)	$413,302

Securities available-for-sale with an aggregate fair value of $145,500,000 and $263,706,000 at June 30, 2024 and December 31, 2023, respectively, were pledged to secure public funds, trust funds, securities sold under agreements to repurchase and other balances as required by law.

The amortized cost and estimated fair value of investment securities, by expected maturity, are shown below at June 30, 2024. Expected maturities on debt securities will differ from contractual maturities, because some borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized
(In Thousands)	Cost	Fair Value
Due in one year or less	$55,146	$53,534
Due after one year to five years	96,979	90,984
Due after five years to ten years	23,165	23,040
Due after ten years	51,475	53,279
Sub-total	226,765	220,837

Mortgage-backed securities	122,108	106,299
Collateralized mortgage obligations	7,373	7,672
Total debt securities	$356,246	$334,808

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

The following table presents the gross proceeds received, and gross realized gains and losses, on sales of available-for-sale debt securities for the three and six months ended June 30, 2024 and 2023. Gains and losses realized on sales of available-for-sale debt securities are included in non-interest income in the consolidated statements of income.

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2024	2023	2024	2023
Gross proceeds received on sales	$—	$—	$50,311	$—
Gross realized gains	—	—	595	—
Gross realized losses	—	—	(603)	—

The following summary shows the gross unrealized losses and fair value, aggregated by investment category of those individual securities for which an allowance for credit losses has not been recorded that have been in a continuous unrealized loss position for less than or more than 12 months as of June 30, 2024 and December 31, 2023:

	June 30, 2024
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	$—	$—	$104,179	$(15,906)	$104,179	$(15,906)
Other	—	—	137,481	(7,519)	137,481	(7,519)
Obligations of state and political subdivisions	25,611	(492)	2,884	(25)	28,495	(517)
Total	$25,611	$(492)	$244,544	$(23,450)	$270,155	$(23,942)

	December 31, 2023
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	$47	$(1)	$112,884	$(15,013)	$112,931	$(15,014)
Other	—	—	187,712	(9,613)	187,712	(9,613)
Obligations of state and political subdivisions	10,284	(90)	1,663	(19)	11,947	(109)
Total	$10,331	$(91)	$302,259	$(24,645)	$312,590	$(24,736)

At June 30, 2024, the Corporation had a total of 82 debt securities that have been in a gross unrealized loss position for less than twelve months with depreciation of 1.8% from the Corporation’s amortized cost basis.

At June 30, 2024, the Corporation had a total of 129 debt securities that have been in a gross unrealized loss position for greater than twelve months with depreciation of 8.8% from the Corporation’s amortized cost basis.

At June 30, 2024, unrealized losses on debt securities have not been recognized into income because the issuers bonds are of high credit quality (rated BBB or higher), management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions. The fair value is expected to recover as the bonds approach maturity.

As of June 30, 2024 and December 31, 2023, no allowance for credit loss (“ACL”) was required for debt securities. The Bank does not have the intent to sell and does not believe it will be more likely than not to be required to sell any of these securities prior to a recovery of their fair value to amortized cost, which may be at maturity.

As of June 30, 2024, all debt securities were rated above investment grade. Based on the payment status, rating and management’s evaluation of these securities, no ACL was required for the debt securities as of June 30, 2024. As of June 30, 2024, the underlying issuers continue to make timely principal and interest payments on the securities.

Equity securities with a readily determinable fair value are stated at fair value with realized and unrealized gains and losses reported in income. At June 30, 2024 and December 31, 2023, the Corporation had $1,140,000 and $1,295,000, respectively, in marketable equity securities recorded at fair value. The following is a summary of unrealized and realized gains and losses recognized in net income on marketable equity securities during the three and six months ended June 30, 2024 and 2023:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(In Thousands)	2024	2023	2024	2023
Net losses recognized during the period on marketable equity securities	$(38)	$(66)	$(155)	$(147)

Less: Net gains and losses recognized during the period on marketable equity securities dold during the period	—	—	—	—

Unrealized losses recognized during the period on marketable equity securities still held at the reporting date	$(38)	$(66)	$(155)	$(147)

4. LOANS AND ALLOWANCE FOR CREDIT LOSSES

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at their outstanding unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment to yield (interest income) over the life of the loan. Deferred fees and costs amounted to $824,000 at June 30, 2024 and $779,000 at December 31, 2023 and are netted against the outstanding unpaid principal balances.

The segments of the Corporation’s loan portfolio are disaggregated into classes that allow management to monitor risk and performance. The loan classes used are consistent with the internal reports evaluated by the Corporation’s management and Board of Directors to monitor risk and performance within the various segments of its loan portfolio.

Major classifications of loans at June 30, 2024 and December 31, 2023 consisted of:

(In Thousands)	June 30, 2024	December 31, 2023
Commercial and industrial	$94,822	$94,278
Commercial real estate:
Commercial mortgages	327,775	326,152
Student housing	40,085	33,650
Residential real estate:
Rental 1-4 family	56,007	54,078
1-4 family residential mortgages	558,118	535,206
Consumer and other	23,858	25,065
Gross loans	$1,100,665	$1,068,429

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

The following table presents the activity in the allowance for credit losses by portfolio segment for the three and six months ended June 30, 2024 and 2023:

	For the Three Months Ended June 30, 2024
(In Thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Unallocated	Total
Balance, March 31, 2024	$712	$7,166	$1,062	$411	$—	$9,351
Provision (credit) charged to operations	86	(89)	92	(53)	—	36
Loans charged off	(16)	—	—	(17)	—	(33)
Recoveries	—	—	3	5	—	8
Balance, June 30, 2024	$782	$7,077	$1,157	$346	$—	$9,362

	For the Three Months Ended June 30, 2023
(In Thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Unallocated	Total
Balance, March 31, 2023	$14	$5,705	$555	$14	$—	$6,288
(Credit) provision charged to operations	(7)	(11)	(7)	21	—	(4)
Loans charged off	—	—	6	(16)	—	(10)
Recoveries	4	—	—	—	—	4
Balance, June 30, 2023	$11	$5,694	$554	$19	$—	$6,278

	For the Six Months Ended June 30, 2024
(In Thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Unallocated	Total
Balance, December 31, 2023	$801	$6,847	$1,474	$180	$—	$9,302
(Credit) provision charged to operations	(4)	230	(276)	187	—	137
Loans charged off	(16)	—	(45)	(28)	—	(89)
Recoveries	1	—	4	7	—	12
Balance, June 30, 2024	$782	$7,077	$1,157	$346	$—	$9,362

	For the Six Months Ended June 30, 2023
(In Thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Unallocated	Total
Balance, December 31, 2022	$1,041	$2,897	$3,077	$60	$204	$7,279
Impact of adopting ASC 326	(959)	3,198	(2,617)	(39)	(204)	(621)
(Credit) provision charged to operations	(124)	(402)	90	14	—	(422)
Loans charged off	—	—	—	(16)	—	(16)
Recoveries	53	1	4	—	—	58
Balance, June 30, 2023	$11	$5,694	$554	$19	$—	$6,278

The cumulative loss rate used as the basis for the estimate of credit losses is comprised of the Corporation’s historical loss experience. As of June 30, 2024, the Corporation expects that the market in which it operates will experience no significant change in economic conditions based primarily on housing indexes, interest rate stabilization, and a steady unemployment rate causing the trend in delinquencies over the next year to follow historical levels. Management adjusted the historical loss experience for these expectations. No reversion adjustments were necessary, as the starting point for the Corporation’s estimate was a cumulative loss rate covering the expected contractual term of the loan portfolio.

The Corporation recorded a $36,000 provision for credit losses for the three months ended June 30, 2024 as compared to a $4,000 credit for the three months ended June 30, 2023. The Corporation recorded a $137,000 provision for credit losses for the six months ended June 30, 2024 as compared to a $422,000 credit for the six months ended June 30, 2023. The provision for credit losses for the three and six months ended June 30, 2024 was primarily as a result of an increase in volume in the Corporation’s loan portfolio. The credit for the three and six months ended June 30, 2023 was a result of reduced commercial real estate past dues, reduced balances of commercial student housing real estate, and slightly improved economic forecasts.

Total non-performing assets amounted to $7,736,000 at June 30, 2024, as compared to $4,476,000 at December 31, 2023. The increase in non-performing assets at June 30, 2024 compared to December 31, 2023 was primarily attributable to one real estate loan relationship with an aggregate balance of $2,221,000 which was placed on nonaccrual status during the first quarter. This relationship is well secured, and the Bank is working closely with the borrower to bring the relationship to a current status. The Bank does not expect to incur a credit loss related to this relationship at this time. Overall, non-performing loans remain well controlled at 0.67% of total gross loans at June 30, 2024 compared to 0.40% of total gross loans at December 31, 2023. The Corporation experienced net charge-offs of $25,000 and $77,000 for the three and six months ended June 30, 2024, respectively, as compared to net charge-offs of $6,000 and net recoveries of $42,000 for the three and six months ended June 30, 2023, respectively. The allowance for credit losses on our loan portfolio provided 126.5% coverage of non-performing loans, and 0.85% of total loans, at June 30, 2024, compared to 216.0% coverage of non-performing loans, and 0.87% of total loans, at December 31, 2023.

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

The following table summarizes the loan portfolio and allowance for credit losses as of June 30, 2024 and December 31, 2023:

	June 30, 2024
		Commercial	Residential
	Commercial and	Real	Real	Consumer
(In Thousands)	Industrial	Estate	Estate	and Other	Total
Loans:
Individually evaluated	$—	$12,058	$—	$—	$12,058
Collectively evaluated	94,822	355,802	614,125	23,858	1,088,607
Total loans	$94,822	$367,860	$614,125	$23,858	$1,100,665

Allowance for credit losses:
Individually evaluated	$—	$3,977	$—	$—	$3,977
Collectively evaluated	782	3,100	1,157	346	5,385
Total allowance for credit losses	$782	$7,077	$1,157	$346	$9,362

	December 31, 2023
		Commercial	Residential
	Commercial and	Real	Real	Consumer
(In Thousands)	Industrial	Estate	Estate	and Other	Total
Loans:
Individually evaluated	$—	$12,279	$—	$—	$12,279
Collectively evaluated	94,278	347,523	589,284	25,065	1,056,150
Total loans	$94,278	$359,802	$589,284	$25,065	$1,068,429

Allowance for credit losses:
Individually evaluated	$—	$4,143	$—	$—	$4,143
Collectively evaluated	801	2,704	1,474	180	5,159
Total allowance for credit losses	$801	$6,847	$1,474	$180	$9,302

As of June 30, 2024 and December 31, 2023, there were no individually evaluated loans that were deemed to be collateral dependent.

Age Analysis of Past-Due Loans Receivable

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past-due status as of June 30, 2024 and December 31, 2023:

	June 30, 2024
		30-59	60-89
		Days	Days	90+ Days	Total	Total
(In Thousands)	Current	Past Due	Past Due	Past Due	Past Due	Loans
Commercial and Industrial	$94,404	$168	$139	$111	$418	$94,822
Commercial Real Estate	365,742	540	96	1,482	2,118	367,860
Residential Real Estate	605,556	4,540	1,135	2,894	8,569	614,125
Consumer and other	23,653	148	35	22	205	23,858
	$1,089,355	$5,396	$1,405	$4,509	$11,310	$1,100,665

	December 31, 2023
		30-59	60-89
		Days	Days	90+ Days	Total	Total
(In Thousands)	Current	Past Due	Past Due	Past Due	Past Due	Loans
Commercial and Industrial	$93,879	$129	$233	$37	$399	$94,278
Commercial Real Estate	355,786	2,316	960	740	4,016	359,802
Residential Real Estate	578,802	7,226	1,134	2,122	10,482	589,284
Consumer and other	24,955	86	18	6	110	25,065
	$1,053,422	$9,757	$2,345	$2,905	$15,007	$1,068,429

Non-performing Loans

The following tables present the amortized cost basis of loans on nonaccrual status and loans past due over 90 days still accruing interest as of June 30, 2024 and December 31, 2023:

	June 30, 2024
	Nonaccrual	Nonaccrual		Loans Past
	with no	with	Total	Due over 90 Days	Total
(In Thousands)	ACL	ACL	Nonaccrual	Still Accruing	Nonperforming
Commercial and Industrial	$—	$213	$213	$—	$213
Commercial Real Estate	—	1,671	1,671	—	1,671
Residential Real Estate	—	5,482	5,482	—	5,482
Consumer and other	27	8	35	—	35
Total	$27	$7,374	$7,401	$—	$7,401

	December 31, 2023
	Nonaccrual	Nonaccrual		Loans Past
	with no	with	Total	Due over 90 Days	Total
(In Thousands)	ACL	ACL	Nonaccrual	Still Accruing	Nonperforming
Commercial and Industrial	$37	$16	$53	$—	$53
Commercial Real Estate	100	693	793	—	793
Residential Real Estate	—	3,151	3,151	294	3,445
Consumer and other	6	9	15	—	15
Total	$143	$3,869	$4,012	$294	$4,306

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

Based on the most recent analysis performed, the following table presents the recorded investment in non-homogenous loans by internal risk rating system as of June 30, 2024 and December 31, 2023:

	June 30, 2024
							Revolving
							Loans
	Term Loans Amortized Cost Basis by Origination Period						Amortized
(In Thousands)	2024	2023	2022	2021	2020	Prior	Cost Basis	Total
Commercial and Industrial
Risk Rating
Pass	$7,500	$11,097	$14,901	$14,591	$8,750	$18,575	$14,576	$89,990
Special Mention	—	97	38	9	381	122	338	985
Substandard	42	170	257	144	2	283	2,949	3,847
Doubtful	—	—	—	—	—	—	—	—
Total	$7,542	$11,364	$15,196	$14,744	$9,133	$18,980	$17,863	$94,822
Current period gross charge-offs	$—	$—	$—	$16	$—	$—	$—	$16

Commercial Real Estate
Risk Rating
Pass	$20,661	$59,716	$61,607	$66,241	$21,610	$112,132	$13,106	$355,073
Special Mention	—	—	2,794	—	—	2,422	43	5,259
Substandard	—	389	1,364	2,453	269	2,327	726	7,528
Doubtful	—	—	—	—	—	—	—	—
Total	$20,661	$60,105	$65,765	$68,694	$21,879	$116,881	$13,875	$367,860
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Total
Risk Rating
Pass	$28,161	$70,813	$76,508	$80,832	$30,360	$130,707	$27,682	$445,063
Special Mention	—	97	2,832	9	381	2,544	381	6,244
Substandard	42	559	1,621	2,597	271	2,610	3,675	11,375
Doubtful	—	—	—	—	—	—	—	—
Total	$28,203	$71,469	$80,961	$83,438	$31,012	$135,861	$31,738	$462,682
Current period gross charge-offs	$—	$—	$—	$16	$—	$—	$—	$16

	December 31, 2023
							Revolving
							Loans
	Term Loans Amortized Cost Basis by Origination Period						Amortized
(In Thousands)	2023	2022	2021	2020	2019	Prior	Cost Basis	Total
Commercial and Industrial
Risk Rating
Pass	$12,342	$16,357	$15,969	$9,681	$2,149	$18,068	$14,463	$89,029
Special Mention	98	82	12	423	125	—	363	1,103
Substandard	193	225	168	15	60	624	2,861	4,146
Doubtful	—	—	—	—	—	—	—	—
Total	$12,633	$16,664	$16,149	$10,119	$2,334	$18,692	$17,687	$94,278
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Real Estate
Risk Rating
Pass	$61,858	$65,974	$66,974	$23,184	$20,199	$100,528	$11,116	$349,833
Special Mention	—	236	—	—	—	404	—	640
Substandard	364	1,648	2,473	277	620	3,471	476	9,329
Doubtful	—	—	—	—	—	—	—	—
Total	$62,222	$67,858	$69,447	$23,461	$20,819	$104,403	$11,592	$359,802
Current period gross charge-offs	$—	$—	$—	$—	$—	$70	$—	$70

Total
Risk Rating
Pass	$74,200	$82,331	$82,943	$32,865	$22,348	$118,596	$25,579	$438,862
Special Mention	98	318	12	423	125	404	363	1,743
Substandard	557	1,873	2,641	292	680	4,095	3,337	13,475
Doubtful	—	—	—	—	—	—	—	—
Total	$74,855	$84,522	$85,596	$33,580	$23,153	$123,095	$29,279	$454,080
Current period gross charge-offs	$—	$—	$—	$—	$—	$70	$—	$70

The Bank monitors the credit risk profile by payment activity for residential real estate, consumer, and other loan classes. Loans past due 90 days or more and loans on nonaccrual status are considered non-performing. Non-performing loans are reviewed quarterly. The following table presents the amortized cost in residential real estate, and consumer and other loans based on payment activity as of June 30, 2024 and December 31, 2023:

	June 30, 2024
							Revolving
							Loans
	Term Loans Amortized Cost Basis by Origination Period						Amortized
(In Thousands)	2024	2023	2022	2021	2020	Prior	Cost Basis	Total
Residential Real Estate
Payment Performance
Performing	$43,900	$85,352	$109,695	$80,744	$57,531	$165,951	$65,470	$608,643
Nonperforming	—	369	1,104	1,407	344	1,391	867	5,482
Total	$43,900	$85,721	$110,799	$82,151	$57,875	$167,342	$66,337	$614,125
Current period gross charge-offs	$—	$—	$—	$—	$—	$45	$—	$45

Consumer and Other
Payment Performance
Performing	$2,117	$4,586	$9,154	$1,665	$694	$1,305	$4,302	$23,823
Nonperforming	$—	$—	$8	$1	$8	$—	18	35
Total	$2,117	$4,586	$9,162	$1,666	$702	$1,305	$4,320	$23,858
Current period gross charge-offs	$—	$7	$16	$—	$—	$5	$—	$28

Total
Payment Performance
Performing	$46,017	$89,938	$118,849	$82,409	$58,225	$167,256	$69,772	$632,466
Nonperforming	—	369	1,112	1,408	352	1,391	885	5,517
Total	$46,017	$90,307	$119,961	$83,817	$58,577	$168,647	$70,657	$637,983
Current period gross charge-offs	$—	$7	$16	$—	$—	$50	$—	$73

	December 31, 2023
							Revolving
							Loans
	Term Loans Amortized Cost Basis by Origination Period						Amortized
(In Thousands)	2023	2022	2021	2020	2019	Prior	Cost Basis	Total
Residential Real Estate
Payment Performance
Performing	$85,542	$111,413	$84,007	$57,696	$28,192	$141,952	$77,037	$585,839
Nonperforming	275	92	536	455	443	1,644	—	3,445
Total	$85,817	$111,505	$84,543	$58,151	$28,635	$143,596	$77,037	$589,284
Current period gross charge-offs	$—	$—	$—	$—	$—	$79	$—	$79

Consumer and Other
Payment Performance
Performing	$5,618	$10,145	$2,330	$990	$394	$1,193	$4,380	$25,050
Nonperforming	5	8	1	—	—	1	—	15
Total	$5,623	$10,153	$2,331	$990	$394	$1,194	$4,380	$25,065
Current period gross charge-offs	$1	$17	$13	$—	$3	$13	$—	$47

Total
Payment Performance
Performing	$91,160	$121,558	$86,337	$58,686	$28,586	$143,145	$81,417	$610,889
Nonperforming	280	100	537	455	443	1,645	—	3,460
Total	$91,440	$121,658	$86,874	$59,141	$29,029	$144,790	$81,417	$614,349
Current period gross charge-offs	$1	$17	$13	$—	$3	$92	$—	$126

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

For the three and six months ended June 30, 2024 and 2023, the Bank did not grant any loan modifications to borrowers experiencing financial difficulty.

The carrying amount of foreclosed residential real estate properties held as a result of obtaining physical possession were $0 at June 30, 2024 and December 31, 2023, respectively. The recorded investment of consumer mortgage loans secured by residential real properties for which formal foreclosure proceedings were in process were $1,281,000 and $252,000 at June 30, 2024 and December 31, 2023, respectively.

Concentrations of Credit Risk

Most of the Corporation’s lending activity occurs within the Bank’s primary market area which encompasses Clinton, Columbia, Lycoming, Montour and Eastern Northumberland counties in Northcentral Pennsylvania. The majority of the Corporation’s loan portfolio consists of commercial and consumer real estate loans. As of June 30, 2024 and December 31, 2023, there were no concentrations of loans related to any single industry in excess of 10% of total loans.

5. DEPOSITS

Major classifications of deposits at June 30, 2024 and December 31, 2023 consisted of:

(In Thousands)	June 30, 2024	December 31, 2023
Demand deposits	$263,419	$266,015
Interest-bearing demand deposits	346,000	251,953
Savings	199,626	204,968
Money market	117,770	103,602
Time deposits	338,812	324,131
Total deposits	$1,265,627	$1,150,669

Time deposits of $250,000 or more amounted to $100,101,000 and $94,445,000 as of June 30, 2024 and December 31, 2023, respectively.

6. BORROWED FUNDS

Short-term borrowings include repurchase agreements with customers and advances from the FHLB. As of June 30, 2024, the Bank was approved by the FHLB for borrowings of up to $553,644,000 of which $78,419,000 was outstanding in the form of advances and the FHLB had issued letters of credit on the Bank’s behalf totaling $94,250,000 against its borrowing capacity. Advances from the FHLB are secured by qualifying assets of the Bank. In addition to the outstanding balances noted below, the Bank also has additional lines of credit totaling $19,068,000 available from correspondent banks other than the FHLB. The outstanding balances and related information for short-term borrowings are summarized as follows:

	June 30, 2024
		Maximum	Weighted
	Ending	Month End	Average Rate
(In Thousands)	Balance	Balance	At Period End
Securities sold under agreements to repurchase	$77,286	$185,680	4.77%
Other short-term borrowings	12,000	34,000	5.67%
Total	$89,286	$219,680	4.89%

	December 31, 2023
		Maximum	Weighted
	Ending	Month End	Average Rate
(In Thousands)	Balance	Balance	At Period End
Securities sold under agreements to repurchase	$189,532	$200,311	4.85%
Other short-term borrowings	63,000	63,000	5.68%
Total	$252,532	$263,311	5.10%

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

The remaining contractual maturity of repurchase agreements in the Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023 is presented in the following tables:

	Remaining Contractual Maturity of the Agreements
	Overnight and			Greater than 90
(In Thousands)	Continuous	Up to 30 Days	30-90 Days	Days	Total
June 30, 2024
Securities sold under agreements to repurchase:
Obligation of U.S. Government Corporations
and Agencies:
Mortgage-backed	$60,214	$—	$—	$—	$60,214
Collateralized mortgage obligations	680	—	—	—	680
Other	8,769	1,346	1,120	2,123	13,358
Obligation of state and political subdivisions	3,034	—	—	—	3,034
Total borrowings	$72,697	$1,346	$1,120	$2,123	$77,286

Gross amount of recognized liabilities for repurchase agreements					$77,286
Amounts related to agreements not included in offsetting disclosure above					$—

	Remaining Contractual Maturity of the Agreements
	Overnight and			Greater than 90
(In Thousands)	Continuous	Up to 30 Days	30-90 Days	Days	Total
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

The fair value of securities pledged to secure repurchase agreements may decline. The Corporation manages this risk by having a policy to pledge securities valued at 110% of the gross outstanding balance of repurchase agreements. Securities sold under agreements to repurchase are secured by securities with a carrying amount of $90,964,000 and $219,227,000 at June 30, 2024 and December 31, 2023, respectively.

Long-Term Borrowings

Long-term FHLB borrowings consisted of the following at June 30, 2024 and December 31, 2023:

(In Thousands)	June 30, 2024	December 31, 2023
Loans maturing in 2024 with a weighted-average rate of 4.98%	$10,208	$15,208
Loans maturing in 2025 with a weighted-average rate of 4.79%	15,208	15,208
Loans maturing in 2026 with a weighted-average rate of 4.05%	15,359	15,359
Loans maturing in 2027 with a weighted-average rate of 3.93%	15,417	15,417
Loans maturing in 2028 with a weighted-average rate of 3.85%	10,227	10,229
Total long-term FHLB borrowings	66,419	71,421
Unamortized fair value adjustments	(820)	(973)
Total long-term borrowings	$65,599	$70,448

Note: Weighted-average rates are presented as of June 30, 2024.

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

The following table presents the assets reported on the Consolidated Balance Sheets at their fair value on a recurring basis as of June 30, 2024 and December 31, 2023, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	June 30, 2024
(In Thousands)	Level I	Level II	Level III	Total
Obligation of US Government Corporations and Agencies
Mortgage-backed	$—	$106,299	$—	$106,299
Collateralized mortgage obligations	—	7,672	—	7,672
Other	—	137,481	—	137,481
Obligations of state and political subdivisions	—	83,081	—	83,081
Other debt securities	—	275	—	275
Total available-for-sale debt securities	$—	$334,808	$—	$334,808

Marketable equity securities	$1,140	$—	$—	$1,140

Real estate loans held for sale	$—	$754	$—	$754

	December 31, 2023
(In Thousands)	Level I	Level II	Level III	Total
Obligation of US Government Corporations and Agencies
Mortgage-backed	$—	$131,340	$—	$131,340
Collateralized mortgage obligations	—	9,018	—	9,018
Other	—	187,712	—	187,712
Obligations of state and political subdivisions	—	84,956	—	84,956
Other debt securities	—	276	—	276
Total available-for-sale debt securities	$—	$413,302	$—	$413,302

Marketable equity securities	$1,295	$—	$—	$1,295

Real estate loans held for sale	$—	$366	$—	$366

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

The following table presents the assets measured on a nonrecurring basis on the Consolidated Balance Sheets at their fair value as of June 30, 2024, and December 31, 2023, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	June 30, 2024
(In Thousands)	Level I	Level II	Level III	Total
Assets Measured on a Non-recurring Basis:
Loans individually evaluated for credit loss	$—	$—	$8,081	$8,081
	$—	$—	$8,081	$8,081

	December 31, 2023
(In Thousands)	Level I	Level II	Level III	Total
Assets Measured on a Non-recurring Basis:
Loans individually evaluated for credit loss	$—	$—	$8,136	$8,136
	$—	$—	$8,136	$8,136

The fair value of loans individually evaluated for credit loss are measured using a discounted cash flow approach.  Loans individually evaluated for credit loss are reviewed and evaluated on at least a quarterly basis for individual reserve requirements and adjusted accordingly. The following table provides a listing of significant unobservable inputs used in the fair value measurement process for items valued utilizing level III techniques on a nonrecurring basis as of June 30, 2024 and December 31, 2023:

	June 30, 2024
	Quantitative Information about Level III Fair Value Measurements
(In Thousands)	Fair Value Estimate	Valuation Technique	Unobservable Input	Range	Weighted Average
Loans individually evaluated for credit loss	$8,081	Discounted cash flows	Charge-off rates	0-100%	18.29%

	December 31, 2023
	Quantitative Information about Level III Fair Value Measurements
(In Thousands)	Fair Value Estimate	Valuation Technique	Unobservable Input	Range	Weighted Average
Loans individually evaluated for credit loss	$8,136	Discounted cash flows	Charge-off rates	0-100%	18.22%

At June 30, 2024 and December 31, 2023, the carrying values and fair values of financial instruments that are not recorded at fair value in the consolidated financial statements are presented in the table below:

	June 30, 2024
	Carrying
(In Thousands)	Amount	Fair Value	Level I	Level II	Level III
Financial assets:
Cash and cash equivalents	$21,476	$21,476	$21,476	$—	$—
Interest-bearing time deposits	248	249	—	249	—
Restricted equity securities	8,064	8,064	—	8,064	—
Loans, net	1,091,303	1,015,366	—	—	1,015,366
Accrued interest receivable	5,077	5,077	—	5,077
Mortgage servicing rights	1,894	2,055	—	—	2,055

Financial liabilities:
Interest-bearing deposits	$1,002,208	$1,000,164	$—	$663,395	$336,769
Noninterest-bearing deposits	263,419	263,419	—	263,419	—
Short-term borrowings	89,286	89,286	—	89,286	—
Long-term borrowings	65,599	64,361	—	—	64,361
Accrued interest payable	2,299	2,299	—	2,299	—

	December 31, 2023
	Carrying
(In Thousands)	Amount	Fair Value	Level I	Level II	Level III
Financial assets:
Cash and cash equivalents	$18,377	$18,377	$18,377	$—	$—
Interest-bearing time deposits	979	982	—	982	—
Restricted equity securities	10,394	10,394	—	10,394	—
Loans, net	1,059,127	972,834	—	—	972,834
Accrued interest receivable	5,362	5,362	—	5,362
Mortgage servicing rights	2,035	2,107	—	—	2,107

Financial liabilities:
Interest-bearing deposits	$884,654	$883,434	$—	$560,521	$322,913
Noninterest-bearing deposits	266,015	266,015	—	266,015	—
Short-term borrowings	252,532	252,532	—	252,532	—
Long-term borrowings	70,448	68,887	—	—	68,887
Accrued interest payable	2,358	2,358	—	2,358	—

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

Although the Corporation’s management uses the best information available, the level of the ACL remains an estimate which is subject to significant judgment and short-term change which could have a significant impact on the Corporation’s financial condition or results of operations. From January 1, 2024 to June 30, 2024, the level of the ACL increased from $9.3 million to $9.4 million and the ACL to total loans decreased from at 0.87% to 0.85%. The Corporation’s ACL is highly sensitive to the methods, assumptions and estimates underlying its calculation. See Note 4 “Loans and Allowance for Credit Losses” within the Corporation’s Notes to the Unaudited Consolidated Financial Statements which are included in Part I of this Quarterly Report on Form 10-Q for additional qualitative and quantitative information about the Corporation’s ACL.

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

For the three and six months ended June 30, 2024, the Corporation incurred pre-tax merger-related expenses related to the MBF transaction of $201,000 and $297,000, respectively, compared to $449,000 for the three and six months ended June 30, 2023. Merger-related expenses include voluntary severance and similar expenses as well as expenses related to conversion of MBF’s core banking system into the Corporation’s core system and legal and other professional expenses.

FINANCIAL CONDITION

Total assets at June 30, 2024, were $1.592 billion, a decrease of $47.5 million, or 2.9% from $1.640 billion at December 31, 2023. The change in total assets primarily reflected decreases in available-for-sale debt securities and restricted investment in bank stocks, partially offset by increases in cash and cash equivalents and loans receivable. Available-for-sale debt securities decreased $78.5 million and restricted investment in bank stocks decreased $2.3 million. Cash and cash equivalents increased $3.1 million and gross loans receivable increased $32.2 million. Total liabilities at June 30, 2024, were $1.434 billion, a decrease of $51.3 million, or 3.5% from $1.486 billion at December 31, 2023. Deposit balances increased by $115.0 million, short-term borrowings decreased $163.2 million and long-term borrowings decreased $4.9 million since December 31, 2023.

Total average assets increased 64.9% from $957.6 million for the three months ended June 30, 2023, to $1.579 billion for the three months ended June 30, 2024, primarily related to the MBF merger. Average earning assets were $1.483 billion for the three months ended June 30, 2024 and $893.3 million for the three months ended June 30, 2023. Average interest-bearing liabilities were $1.150 billion for the three months ended June 30, 2024 and $685.2 million for the three months ended June 30, 2023.

Total average assets increased 65.9% from $954.9 million for the six months ended June 30, 2023, to $1.585 billion for the six months ended June 30, 2024, primarily related to the MBF merger. Average earning assets were $1.488 billion for the six months ended June 30, 2024 and $891.2 million for the six months ended June 30, 2023. Average interest-bearing liabilities were $1.161 billion for the six months ended June 30, 2024 and $684.4 million for the six months ended June 30, 2023.

Available-for-sale debt securities decreased $78.5 million to $334.8 million at June 30, 2024 from $413.3 million at December 31, 2023. On January 17, 2024, the Corporation sold available-for-sale debt securities with a total market value of $50.3 million, the proceeds of which were utilized to paydown short-term FHLB borrowings. Securities sold included $34.2 million of US government agency securities, $15.5 million of mortgaged-backed securities and $563,000 of collateralized mortgage obligations. In addition to the securities sold, the Corporation received proceeds from paydowns, calls and maturities of available-for-sale debt securities of $26.1 million during the six months ended June 30, 2024.

Restricted investment in bank stocks decreased $2.3 million to $8.1 million at June 30, 2024 from $10.4 million at December 31, 2023. This decrease is directly attributable to the decrease in required FHLB stock holdings due to the paydown in short and long-term FHLB borrowings.

Cash and cash equivalents increased $3.1 million or 16.9% from $18.4 million at December 31, 2023 to $21.5 million at June 30, 2024. This increase is primarily related to increased branch cash levels as well as the timing of items clearing through correspondent bank balances.

Gross loans not held for sale increased 3.0% to $1.101 billion at June 30, 2024 from $1.068 billion at December 31, 2023. This increase is related to strong loan demand in the first six months of 2024.

Interest-bearing deposits increased $117.6 million to $1.002 billion at June 30, 2024 from $884.7 million at December 31, 2023. Noninterest-bearing deposits decreased 1.0% from $266.0 million at December 31, 2023 to $263.4 million at June 30, 2024. The increase in interest-bearing deposits during the six months ended June 30, 2024 was as a result of a strategic initiative to reposition customer repurchase agreements, which are classified as short-term borrowings, into core deposit accounts. The Bank anticipates a continued migration of customer repurchase accounts from short-term borrowings to interest bearing deposits throughout the remainder of 2024. The decrease in noninterest-bearing deposits was as a result of the migration of deposits from noninterest-bearing to interest bearing due to the interest rate environment.

Short-term borrowings decreased $163.2 million to $89.3 million at June 30, 2024 from $252.5 million at December 31, 2023. This change was primarily related to the migration of customer repurchase agreements as well as a paydown in short-term FHLB borrowings during the quarter as discussed above.

Long-term borrowings were $65.6 million at June 30, 2024 compared to $70.4 million at December 31, 2023. This decrease is primarily related to a $5.0 million long-term borrowing maturity during the first quarter 2024.

Total stockholder’s equity increased by $3.8 million, or 2.5%, from $153.8 million at December 31, 2023, to $157.6 million at June 30, 2024. The increase is primarily attributable to earnings, net of cash dividends, partially offset by an increase in accumulated other comprehensive loss due to changes in the fair values of available-for-sale investment securities. Accumulated other comprehensive loss amounted to $16.9 million as of June 30, 2024 and $15.0 million as of December 31, 2023.

The loan-to-deposit ratio is a key measurement of liquidity. Our loan-to-deposit ratio decreased from 92.0% as of December 31, 2023 to 86.2% as of June 30, 2024 due to the asset/liability mix changes noted above, and remains within internal policy limits.

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

Securities

The Corporation’s investment securities portfolio provides a source of liquidity needed to meet expected loan demand and interest income to increase profitability. Additionally, the investment securities portfolio is used to meet pledging requirements to secure public deposits, customer repurchase agreements and for other purposes. Debt securities are classified as either available-for-sale or held-to-maturity at the time of purchase based on management’s intent. Available-for-sale securities are carried at fair value, with unrealized holding gains and losses reported as a component of stockholders’ equity in accumulated other comprehensive income (loss), net of tax, while held-to-maturity securities are carried at amortized cost. At June 30, 2024 and December 31, 2023, all debt securities were classified as available-for-sale. Equity securities with readily determinable fair values are carried at fair value, with gains and losses due to fluctuations in market value included in the Consolidated Statements of Income. Securities with limited marketability and/or restrictions, such as FHLB of Pittsburgh stock, are carried at cost. Decisions to purchase or sell investment securities are based upon management’s current assessment of long- and short-term economic and financial conditions, including the interest rate environment and asset/liability management, liquidity and tax-planning strategies.

At June 30, 2024, the investment portfolio was comprised principally of available-for-sale debt securities including, fixed-rate, taxable and tax-exempt obligations of state and political subdivisions and fixed-rate and floating-rate securities issued by U.S. government or U.S. government-sponsored agencies, which include agencies, mortgage-backed securities and collateralized mortgage obligations, or CMOs. Additionally, the Corporation holds equity investments in the stock of certain publicly traded bank holding companies. Except for U.S. government and government-sponsored agencies, there were no securities of any individual issuer that exceeded 10.0% of shareholders’ equity as of June 30, 2024.

The majority of the Corporation’s debt securities are fixed-rate instruments and inherently subject to interest rate risk, as the value of fixed-rate securities fluctuates with changes in interest rates. Generally, a security’s value reacts inversely with changes in interest rates. Available-for-sale securities are carried at fair value, with unrealized gains or losses reported in the accumulated other comprehensive income or loss component of stockholder’s equity, net of deferred income taxes. At June 30, 2024, the Corporation reported a net unrealized loss, included in accumulated other comprehensive loss, of $16.9 million, net of deferred income taxes of $4.5 million, an increase of $1.9 million compared to the net unrealized holding loss of $15.0 million, net of deferred income taxes of $4.0 million, at December 31, 2023. Any future changes in interest rates could result in changes in the fair value of the Corporation’s securities portfolio and capital position. However, accumulated other comprehensive income and loss related to available-for-sale debt securities is excluded from regulatory capital and does not have an impact on the Corporation’s regulatory capital ratios.

The following table presents the carrying value of available-for-sale debt securities, at fair value at June 30, 2024 and December 31, 2023:

	June 30, 2024		December 31, 2023
	Amortized	Fair	Amortized	Fair
(In Thousands)	Cost	Value	Cost	Value
AVAILABLE-FOR-SALE DEBT SECURITIES:
Obligation of U.S.Government Corporations and Agencies:
Mortgage-backed	$122,108	$106,299	$145,196	$131,340
Collateralized mortgage obligations	7,373	7,672	8,515	9,018
Other	145,000	137,481	197,325	187,712
Obligations of state and political subdivisions	81,495	83,081	81,033	84,956
Other debt securites	270	275	267	276
Total available-for-sale debt securities	$356,246	$334,808	$432,336	$413,302

Aggregate Unrealized Loss		$(21,438)		$(19,034)
Aggregate Unrealized Loss as a % of Amortized Cost		(6.0%)		(4.4%)

The following table presents the weighted-average yields on available-for-sale debt securities by major category and maturity period at June 30, 2024. Yields are calculated on the basis of the amortized cost and weighted for the scheduled maturity of each security. Because mortgage-backed securities and collateralized mortgage obligations are not due at a single maturity date, they are not included in the maturity categories in the following summary.

	Within		One-		Five-		After
	One		Five		Ten		Ten
(Dollars In Thousands)	Year	Yield	Years	Yield	Years	Yield	Years	Yield	Total	Yield
AVAILABLE-FOR-SALE DEBT SECURITIES:
Obligation of U.S.Government Corporations and Agencies:
Other	$54,000	0.56%	$91,000	1.13%	$—	—	$—	—	$145,000	0.92%
Obligations of state and political subdivisions	1,146	2.90%	5,883	4.01%	22,991	4.11%	51,475	4.47%	81,495	4.31%
Other debt securities	—	—	96	5.24%	174	5.39%	—	—	270	5.34%
Sub-total	$55,146	0.61%	$96,979	1.40%	$23,165	4.83%	$51,475	4.47%	$226,765	2.26%

Mortgage-backed securities									122,108	1.76%
Collateralized mortgage obligations									7,373	5.39%
Total									$356,246	2.08%

Marketable Equity Securities

At June 30, 2024 and December 31, 2023, the Corporation had $1.1 million and $1.3 million in equity securities recorded at fair value, respectively. The following is a summary of unrealized and realized gains and losses recognized in net income on equity securities during the three and six months ended June 30, 2024 and 2023:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(In Thousands)	2024	2023	2024	2023
Net losses recognized during the period on marketable equity securities	$(38)	$(66)	$(155)	$(147)

Less: Net gains and losses recognized during the period on marketable equity securities dold during the period	—	—	—	—

Unrealized losses recognized during the period on marketable equity securities still held at the reporting date	$(38)	$(66)	$(155)	$(147)

See Note 3 within the Corporation’s Notes to the Unaudited Consolidated Financial Statements which are included in this Quarterly Report on Form 10-Q for more information regarding Corporation’s investment portfolio as of June 30, 2024.

Loans

Gross loans receivable increased 3.0% from $1.068 billion at December 31, 2023 to $1.101 billion at June 30, 2024. The percentage distribution in the loan portfolio is shown in the tables below:

	June 30, 2024		December 31, 2023
(In Thousands)	Amount	%	Amount	%
Commercial and industrial	$94,822	8.6%	$94,278	8.8%
Commercial real estate:
Commercial mortgages	327,775	29.8%	326,152	30.5%
Student housing	40,085	3.6%	33,650	3.1%
Residential real estate:
Rental 1-4 family	56,007	5.1%	54,078	5.1%
1-4 family residential mortgages	558,118	50.7%	535,206	50.1%
Consumer and other	23,858	2.2%	25,065	2.3%
Gross loans	$1,100,665	100.0%	$1,068,429	100.0%

Loan concentrations are considered to exist when there are amounts loaned to a number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. Our lending activity is heavily concentrated in the geographic market areas we serve. This geographic concentration subjects our loan portfolio to the general economic conditions within the state. The risks created by this concentration have been considered by management and are monitored on an ongoing basis. As of June 30, 2024 and December 31, 2023, there were no concentrations of loans exceeding 10% of total loans other than the categories of loans disclosed in the table above. We believe our loan portfolio is diversified relative to industry concentrations across the various loan portfolio categories.

Banking regulators have established guidelines of less than 100% of tier 1 capital plus allowance for credit losses in construction lending and less than 300% of tier 1 capital plus allowance for credit losses in commercial real estate lending that management monitors as part of the risk management process. The construction concentration ratio is a percentage of the outstanding construction and land development loans to total tier 1 capital plus allowance for credit losses. The commercial real estate concentration ratio is a percentage of the outstanding balance of non-owner occupied commercial real estate, multifamily, and construction and land development loans to tier 1 capital plus allowance for credit losses. At June 30, 2024, the Bank’s exposure to commercial real estate was well below these guidelines.

As of June 30, 2024, commercial real estate loans totaled $367.9 million or 33.4% of total gross loans. Of this amount commercial mortgage loans represented $327.8 million or 29.8% of total gross loans and student housing loans represented $40.1 million or 3.6% of total gross loans. The following table presents the distribution of commercial mortgage loans and related percentage of the total loan portfolio as of June 30, 2024 and December 31, 2023:

	June 30, 2024		December 31, 2023
(In Thousands)	Amount	%	Amount	%
Commercial mortgages:
Commercial construction	$20,082	1.8%	$22,530	2.1%
Multifamily	73,251	6.7%	70,750	6.6%
Owner occupied nonfarm nonresidential	99,819	9.1%	100,095	9.4%
Non-owner occupied nonfarm nonresidential	95,140	8.6%	95,403	8.9%
Other commercial	39,483	3.6%	37,374	3.5%
Total commercial mortgages	$327,775	29.8%	$326,152	30.5%

The following table presents the maturity distribution and interest rate information of the loan portfolio by major category as of June 30, 2024:

	As of June 30, 2024

	Fixed-Rate Loans					Variable- or Adjustable-Rate Loans					All Loans
	1 Year	1-5	5-15	>15		1 Year	1-5	5-15	>15
(In Thousands)	or Less	Years	Years	Years	Total	or Less	Years	Years	Years	Total	Total
Commercial and industrial	$5,872	$18,564	$15,951	$123	$40,510	$13,198	$4,068	$20,902	$16,144	$54,312	$94,822
Commercial real estate:
Commercial mortgages	4,647	2,621	16,859	2,556	26,683	12,334	7,879	71,861	209,018	301,092	327,775
Student housing	—	681	2,097	-	2,778	1,655	8,513	19,106	8,033	37,307	40,085
Residential real estate:
Rental 1-4 family	433	293	1,296	249	2,271	2,044	1,756	8,586	41,350	53,736	56,007
1-4 family residential mortgages	5,919	7,973	65,124	37,038	116,054	10,763	2,322	41,824	387,155	442,064	558,118
Consumer and other	1,200	7,650	3,020	521	12,391	106	331	3,562	7,468	11,467	23,858
Total	$18,071	$37,782	$104,347	$40,487	$200,687	$40,100	$24,869	$165,841	$669,168	$899,978	$1,100,665

See Note 4 within the Corporation’s Notes to the Unaudited Consolidated Financial Statements which are included in this Quarterly Report on Form 10-Q for more information regarding the Corporation’s loan portfolio as of June 30, 2024.

Asset Quality

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at the amount of unpaid principal, net of deferred loan fees and costs, and reduced by the allowance for credit losses. The allowance for credit losses is established through a provision for credit losses charged to earnings.

The Corporation has established and consistently applies loan policies and procedures designed to foster sound underwriting and credit monitoring practices. Credit risk is managed through the efforts of loan officers, the Chief Credit Officer, the loan review function, as well as oversight from the Board of Directors. Management continually evaluates its credit risk management practices to ensure problems in the loan portfolio are addressed in a timely manner, although, as is the case with any financial institution, a certain degree of credit risk is dependent in part on local and general economic conditions that are beyond management’s control. Under the Corporation’s risk rating system, loans are rated pass, special mention, substandard, doubtful, or loss, with all categories reviewed regularly as part of the risk management practices.

Non-performing loans are monitored on an ongoing basis as part of the Corporation’s loan review process. Additionally, work-outs for non-performing loans and foreclosed assets held for sale are actively monitored through the Bank’s Credit Department. A potential loss on a non-performing asset is generally determined by comparing the outstanding loan balance to the fair market value of the pledged collateral, less estimated cost to sell.

Management actively manages non-performing loans in an effort to mitigate loss to the Corporation by working with customers to develop strategies to resolve borrower difficulties, through sale or liquidation of collateral, foreclosure and other appropriate means. In addition, management monitors employment and economic conditions within its market area, as weakening of conditions could result in real estate devaluations and an increase in loan delinquencies, which could negatively impact asset quality and cause an increase in the provision for credit losses.

The following table presents information about non-performing assets, as of June 30, 2024 and December 31, 2023:

Non-performing Assets

	June 30,	December 31,
(dollars in thousands)	2024	2023
Non-accrual loans	$7,401	$4,012
Loans past due 90 days or more and still accruing	—	294
Total non-performing loans	7,401	4,306
Foreclosed assets held for sale	335	170
Total non-performing assets	$7,736	$4,476

Non-performing loans as a percentage of total loans, gross	0.67%	0.40%
Non-performing assets as a percentage of total assets	0.49%	0.27%
Allowance for credit losses as a percentange of total loans, gross	0.85%	0.87%
Allowance for credit losses to non-performing assets	121.02%	207.82%

Total non-performing assets amounted to $7,736,000, or 0.49% of total assets at June 30, 2024, as compared to $4,476,000, or 0.27% of total assets at December 31, 2023. For the six months ended June 30, 2024, the increase in non-performing assets was primarily attributable to one real estate loan relationship with an aggregate balance of $2,221,000 which was placed on nonaccrual status during the first quarter. This relationship is well secured, and the Bank is working closely with the borrower to bring the relationship to a current status. The Bank does not expect to incur a credit loss related to this relationship at this time.

Allowance for Credit Losses

The allowance for credit losses was $9.4 million at June 30, 2024, compared to $9.3 million at December 31, 2023. The allowance equaled 0.85% of total loans, net of unearned fees and costs and unamortized fair value adjustments, at June 30, 2024 as compared to 0.87% of total loans at December 31, 2023. The allowance for credit losses was analyzed quarterly and reviewed by the Corporation’s Board of Directors. No concentration or apparent deterioration in classes of loans or pledged collateral was evident. Regular loan meetings with the Corporation’s Board of Directors reviewed new loans. Delinquent loans, loan exceptions and certain large loans are addressed by the full Board no less than monthly to determine compliance with policies.

The following tables present the allocation of the allowance for credit losses as of June 30, 2024 and December 31, 2023:

	June 30, 2024			December 31, 2023
(dollars in thousands)	Allowance for Credit Losses	Percent of Allowance	Percent of Loans to Gross Loans	Allowance for Credit Losses	Percent of Allowance	Percent of Loans to Gross Loans
Commercial and industrial	$782	8.4%	8.6%	$801	8.6%	8.8%
Commercial real estate	7,077	75.6%	33.4%	6,847	73.6%	33.7%
Residential real estate	1,157	12.4%	55.8%	1,474	15.8%	55.2%
Consumer and other	346	3.7%	2.2%	180	1.9%	2.3%
Total	$9,362	100.0%	100.0%	$9,302	100.0%	100.0%

See Note 4 within the Corporation’s Notes to the Unaudited Consolidated Financial Statements which are included in this Quarterly Report on Form 10-Q for more information regarding the Corporation’s allowance for credit losses as of June 30, 2024.

Deposits

Deposits are the primary source of funds for the Corporation’s lending and investing activities. The Corporation provides a range of deposit services to businesses and individuals, including noninterest-bearing checking accounts, interest-bearing checking accounts, savings accounts, money market accounts and time deposits. These accounts generally earn interest at rates the Corporation establishes based on market factors and the anticipated amount and timing of funding needs. The establishment or continuity of a core deposit relationship can be a factor in loan pricing decisions. While the Corporation’s primary focus is on establishing customer relationships to attract core deposits, at times, the Corporation may use brokered deposits and other wholesale deposits to supplement its funding sources. As of June 30, 2024, the Corporation held no brokered deposits.

The following tables summarize the average balances outstanding and average interest rates for each major category of deposits for the three and six month periods ending June 30, 2024 and 2023, respectively:

	For the Three Months Ended
	June 30, 2024		June 30, 2023
	Average	Average	Average	Average	Balance Change
	Balance	Rate	Balance	Rate	Amount	%
(In Thousands)
Non-interest bearing	$262,331	—%	$176,297	—%	$86,034	48.8%
Savings	200,228	0.03	160,855	0.03	39,373	24.5
Interest-bearing demand deposits	315,705	2.04	149,762	0.04	165,943	110.8
Money market deposits	111,772	2.11	45,709	1.34	66,063	144.5
Time deposits	337,968	4.06	127,961	1.88	210,007	164.1
Total deposits	$1,228,004	1.84%	$660,584	0.47%	$567,420	85.9%

	For the Six Months Ended
	June 30, 2024		June 30, 2023
	Average	Average	Average	Average	Balance Change
	Balance	Rate	Balance	Rate	Amount	%
(In Thousands)
Non-interest bearing	$258,230	—%	$176,350	—%	$81,880	46.4%
Savings	201,616	0.03	165,022	0.03	36,594	22.2
Interest-bearing demand deposits	286,748	1.68	152,544	0.04	134,204	88.0
Money market deposits	107,934	1.99	48,294	1.29	59,640	123.5
Time deposits	335,922	4.02	127,288	1.65	208,634	163.9
Total deposits	$1,190,450	1.72%	$669,498	0.42%	$520,952	77.8%

The Corporation believes its deposit product offerings are properly structured to attract and retain core low-cost deposit relationships. The average cost of interest-bearing deposits for the three months ended June 30, 2024, and 2023, was 1.84% and 0.47%, respectively. The increased cost was primarily attributable to the increases in rates and increased pricing competition.  The average cost of interest-bearing deposits for the six months ended June 30, 2024, and 2023, was 1.72% and 0.42%, respectively. The increased cost was primarily attributable to the increases in rates and increased pricing competition.

At June 30, 2024, estimated uninsured deposits, or the portion of deposit accounts which exceeded the Federal Deposit Corporation insurance limit, totaled $337.5 million. Of this amount, $137.0 million was collateralized by securities pledged by the Corporation or letters of credit issued through the Federal Home Loan Bank of Pittsburgh. Time deposits of $250,000 or more totaled approximately $100.1 million at June 30, 2024.

See Note 5 within the Corporation’s Notes to the Unaudited Consolidated Financial Statements which are included in this Quarterly Report on Form 10-Q for more information regarding the Corporation’s deposits as of June 30, 2024.

Borrowings

Short-term borrowings consist primarily of securities sold under agreements to repurchase and periodic overnight or short-term Federal Home Loan Bank advances. Average short-term borrowings amounted to 10.3% and 13.8% of total interest-bearing liabilities for the three and six months ended June 30, 2024, respectively, as compared to 27.3% and 26.9% for the three and six months ended June 30, 2023, respectively. This change was primarily related to the migration of customer repurchase agreements as well as a paydown in short-term FHLB borrowings during 2024 as discussed above.

Long-term borrowings consist of advances due to the FHLB - Pittsburgh. Under terms of a blanket agreement, the loans are secured by certain qualifying assets of the Bank which consist principally of first mortgage loans. The carrying value of these collateralized items was $800.7 million at June 30, 2024. The Bank has lines of credit with the Federal Reserve Bank Discount Window, FHLB – Pittsburgh, and Atlantic Community Bankers Bank in the aggregate amount of $572.7 million at June 30, 2024. The unused portion of these lines of credit was $399.2 million at June 30, 2024.

See Note 6 within the Corporation’s Notes to the Unaudited Consolidated Financial Statements which are included in this Quarterly Report on Form 10-Q for more information regarding the Corporation’s borrowings as of June 30, 2024.

Capital Resources

Management believes, as of June 30, 2024, that Journey Bank meets all capital adequacy requirements to which it is subject. Management annually performs stress testing on its regulatory capital levels and expects Journey Bank to maintain capital levels that exceed the regulatory standards for well-capitalized institutions for the next 12 months and for the foreseeable future.

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

The following table reflects the Bank’s actual capital amounts and ratios at June 30, 2024 and December 31, 2023:

	Journey Bank		Minimum Required For Capital Adequacy Purposes	Minimum Required For Capital Adequacy Purposes with Conservation Buffer	Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations
(Dollars in Thousands)	Amount	Ratio	Ratio	Ratio	Ratio
June 30, 2024
Total capital (to risk-weighted assets)	$144,399	14.99%	8.00%	10.50%	10.00%

Tier I capital (to risk-weighted assets)	135,399	14.06%	6.00%	8.50%	8.00%

Tier I common equity (to risk-weighted assets)	135,399	14.06%	4.50%	7.00%	6.50%

Tier I capital (to average assets)	135,399	8.68%	4.00%	4.00%	5.00%

Total risk-weighted assets	963,288

Total average assets	1,559,646

	Journey Bank		Minimum Required For Capital Adequacy Purposes	Minimum Required For Capital Adequacy Purposes with Conservation Buffer	Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations
(Dollars in Thousands)	Amount	Ratio	Ratio	Ratio	Ratio
December 31, 2023
Total capital (to risk-weighted assets)	$138,382	14.49%	8.00%	10.50%	10.00%

Tier I capital (to risk-weighted assets)	129,053	13.52%	6.00%	8.50%	8.00%

Tier I common equity (to risk-weighted assets)	129,053	13.52%	4.50%	7.00%	6.50%

Tier I capital (to average assets)	129,053	8.03%	4.00%	4.00%	5.00%

Total risk-weighted assets	954,878

Total average assets	1,607,661

RESULTS OF OPERATIONS

Net income for the quarter ended June 30, 2024 was $4,707,000, or $1.32 per share compared to net income of $1,462,000, or $0.71 per share for the same period in 2023. Net income for the six months ended June 30, 2024 was $8,743,000, or $2.45 per share compared to $3,402,000, or $1.64 per share for the same period in 2023. The increase in net income for the three and six months ended June 30, 2024, compared to the same periods in 2023, was primarily attributable to the MBF merger.

Net interest income increased $7.5 million, or 151.6% to $12.4 million for the three months ended June 30, 2024, from $4.9 million for the three months ended June 30, 2023. Non-interest income was $2.4 million for the three months ended June 30, 2024, an increase of $0.7 million, or 41.8%, from $1.7 million for the three months ended June 30, 2023, which primarily related to increases in service charges and fees, interchange fees and other non-interest income. Non-interest expense was $9.2 million for the three months ended June 30, 2024, an increase of $4.3 million, or 89.3%, from $4.9 million for the three months ended June 30, 2023, which was primarily related to increases in expenses related to the MBF merger.

Net interest income increased $14.2 million, or 140.2% to $24.3 million for the six months ended June 30, 2024, from $10.1 million for the six months ended June 30, 2023. Non-interest income was $5.0 million for the six months ended June 30, 2024, an increase of $1.6 million, or 48.6%, from $3.3 million for the six months ended June 30, 2023, which primarily related to increases in interchange fees and other non-interest income. Non-interest expense was $18.8 million for the six months ended June 30, 2024, an increase of $9.2 million, or 94.7%, from $9.7 million for the six months ended June 30, 2023, which was primarily related to increases in expenses related to the MBF merger.

For the three and six months ended June 30, 2024, the annualized return on average assets was 1.20% and 1.11%, respectively, compared to 0.71% and 0.72% for the respective periods of 2023. The annualized return on average equity was 12.28% and 11.40%, respectively, for the three and six months ended June 30, 2024, and 7.63% and 7.64%, respectively, for the comparable periods of 2023. The Corporation declared and paid dividends to holders of common stock of $0.44 per share for the second quarter of 2024 and $0.88 per share for the six months ended June 30, 2024, compared to $0.43 and $0.85 per share, respectively, for the quarter-to-date and year-to-date periods of 2023.

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

Net interest income on a tax-equivalent basis increased $7.6 million, or 152.4%, to $12.6 million for the three months ended June 30, 2024 from $5.0 million for the comparable period of 2023. The increase in tax-equivalent net interest income primarily reflected an increase in tax equivalent interest income of $12.4 million, or 154.1%, to $20.5 million from $8.1 million, comparing the second quarters of 2024 and 2023, respectively, partially offset by an increase in interest expense of $4.8 million, to $7.8 million for the second quarter of 2024 from $3.1 million for the same quarter of 2023. The tax-equivalent net interest margin, a key measurement used in the banking industry to measure income from earning assets relative to the cost to fund those assets, is calculated by dividing tax-equivalent net interest income by average interest-earning assets. The Corporation’s tax-equivalent net interest margin increased 118 basis points to 3.43% for the second quarter of 2024 from 2.25% for the same quarter of 2023. Additionally, rate spread, the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities shown on a fully tax-equivalent basis, increased 98 basis points to 2.81% for the three months ended June 30, 2024 from 1.83% for the same three months of 2023.

The $12.4 million, or 154.1%, increase in tax-equivalent interest income comparing the three months ended June 30, 2024 and 2023 largely reflected an increase in the tax-equivalent yield on average earning assets, coupled with significant growth in average earning assets related to the MBF merger. The tax-equivalent yield on average earning assets increased 193 basis points to 5.55% for the second quarter of 2024 from 3.62% for the same quarter of 2023, which resulted in a corresponding $5.0 million increase to tax-equivalent interest income. Specifically, the tax-equivalent yield on the loan portfolio increased 175 basis points to 6.58% from 4.83% comparing the second quarters of 2024 and 2023, which was due primarily to net accretion of loan fair value adjustments recorded in conjunction with the MBF merger as well as the continued repricing of existing loans in the Corporation’s portfolio. Additionally, the tax-equivalent yield on the investment portfolio increased 77 basis points to 2.46% for the second quarter of 2024 from 1.69% for the same quarter of 2023. These yield increases resulted in corresponding increases in tax-equivalent interest income of $4.7 million, and $232,000, respectively. Additionally, total average earning assets increased $621.1 million, or 64.9%, to $1.483 billion for the three months ended June 30, 2024, from $957.6 million for the same three months of 2023, which resulted in a corresponding increase in tax-equivalent interest income of $7.5 million. Specifically, average total loans increased $563.8 million, or 103.2%, to $1.110 billion for the second quarter of 2024 from $546.1 million for the same quarter of 2023, which largely reflected the impact of the MBF merger along with strong organic loan demand. The increase in the average loan balances resulted in a corresponding increase to tax-equivalent interest income of $6.8 million comparing the three months ended June 30, 2024, and 2023. Meanwhile, total securities averaged $368.2 million for the second quarter of 2024, an increase of $22.6 million, or 6.5%, from $345.6 million for the same quarter of 2023, which caused a corresponding increase to tax-equivalent interest income of $561,000.

The increase in interest expense of $4.8 million was primarily due to an increase in funding costs, coupled with growth in average interest-bearing liabilities. The Corporation experienced a 95 basis point increase in the cost of funds to 2.74% for the three months ended June 30, 2024, from 1.79% for the same three months of 2023, which resulted in a corresponding increase in interest expense of $3.8 million. The Corporation increased deposit rates and offered promotional certificate of deposit rates in response to rising market rates and increased competition. Specifically, the average rate paid for interest-bearing deposits increased 169 basis points to 2.34% for the second quarter of 2024 from 0.65% for the same period of 2023, resulting in a corresponding increase to interest expense of $3.6 million. The average rates paid on interest bearing demand deposits increased 200 basis points, resulting in a corresponding increase to interest expense of $1.6 million. Comparing the second quarters of 2024 and 2023, the average rates paid for money market deposits and time deposits, increased 77 basis points and 218 basis points, respectively, resulting in corresponding increases to interest expense of $212,000 and $1.8 million, respectively.  Additionally, the Corporation experienced an increase in wholesale borrowing costs. Comparing the three months ended June 30, 2024 and 2023, the average rate paid for borrowed fund increased 32 basis points to 4.85% from 4.53%, respectively, and resulted in a corresponding increase to interest expense of $179,000. Average interest-bearing liabilities increased $464.9 million, or 67.9%, to $1.150 billion for the three months ended June 30, 2024, from $685.2 million for the same three months of 2023. The increase in average interest-bearing liabilities resulted in a corresponding increase to interest expense of $997,000. Average interest-bearing deposits increased $481.4 million, or 99.4%, to $965.7 million from $484.3 million comparing the second quarters of 2024 and 2023, respectively. The increase in average interest-bearing deposits resulted in a corresponding increase to interest expense of $1.2 million. Average time deposits increased $210.0 million, or 164.1%, to $338.0 million for the three months ended June 30, 2024, from $128.0 million for the same three months of 2023, due to the MBF merger as well as changing customer deposit preferences due to the economic and rate environment continued to result in deposit migration from non-maturity deposits to higher-costing time deposits. The increase in average time deposit balances resulted in additional interest expense of $982,000. Partially offsetting the increase in interest expense due to higher deposit balances was a reduction in total borrowings.  Average total borrowings decreased $16.5 million, or 8.2%, to $184.4 million for the second quarter of 2024 compared to $200.9 million for the same quarter of 2023, resulting in a decrease in interest expense of $224,000.

On a year-to-date basis, tax equivalent net interest income increased $14.6 million, or 141.3%, to $24.9 million for the six months ended June 30, 2024, from $10.3 million for the comparable period of 2023. The increase in tax-equivalent net interest income for the year-to-date period was largely due to a $24.9 million, or 157.8%, increase in tax equivalent interest income, to $40.6 million, from $15.8 million for 2023, partially offset by an increase in interest expense of $10.3 million, or 189.0%, to $15.8 million for the six months ended June 30, 2024, from $5.5 million for the six months ended June 30, 2023. Similar to the quarterly period, the $24.9 million or 157.8%, increase in year-to-date tax equivalent interest income was primarily due to higher earning-asset yields, coupled with an increase in average earning assets balances primarily related to the MBF merger. The tax-equivalent yield on average earning assets increased 193 basis points to 5.49% for the first half of 2024 from 3.56% in 2023, which resulted in a corresponding increase of $10.2 million to tax-equivalent interest income. The tax-equivalent yield on loans increased 178 basis points, while the tax-equivalent yield on investments increased 79 basis points comparing the year-to-date periods of 2024 and 2023, which resulted in corresponding increases in tax-equivalent interest income of $9.7 million and $557,000, respectively. Regarding earning-asset volumes, total average earning assets increased $596.7 million, or 67.0%, to $1.488 billion for the six months ended June 30 ,2024, from $891.2 million for the same period of 2023, which resulted in a corresponding increase in tax-equivalent interest income of $14.7 million. Similar to the quarterly period, this was primarily due to an increase in average total loans which increased $561.7 million, or 103.6%, to $1.104 billion for the six months ended June 30, 2024, from $542.3 million’ for the same comparable period of 2023, which was primarily as a result of the MBF merger and strong organic loan demand. This increase resulted in a corresponding increase in tax-equivalent interest income of $13.4 million.

The $10.3 million, or 189.0%, increase in year-to-date interest expense was largely due to higher funding costs, coupled with an increase in average interest-bearing liabilities related to the MBF merger. The Corporation experienced a 113 basis point increase in the cost of interest-bearing liabilities to 2.74% for the first half of 2024 compared to 1.61% for the same period of 2023, which resulted in a corresponding increase to interest expense of $7.4 million. For the six months ended June 30, 2024, the cost of interest-bearing deposits increased 162 basis points, to 2.20%, compared to 0.58% for the six months ended June 30, 2023. This resulted in a corresponding increase to interest expense of $6.7 million. Average interest-bearing liabilities increased $476.3 million, or 69.6%, to $1.161 billion for the six months ended June 30, 2024, from $684.4 million for the same six months of 2023, resulting in a corresponding increase to interest expense of $2.9 million. Comparing the year-to-date periods of 2024 and 2023, average interest-bearing deposits increased $439.1 million, or 89.0%, to $932.2 million from $493.1 million, respectively, increasing interest expense by $2.1 million. Average total borrowings increased $37.3 million, or 19.5%, to $228.5 million for the six months ended June 30, 2024 compared to $191.2 million for the same period of 2023, resulting in an increase in interest expense of $784,000.

The following Average Balance Sheet and Rate Analysis tables presents the average assets, actual income or expense and the average yield on assets, liabilities and stockholders’ equity for the three and six months ended June 30, 2024 and 2023.

AVERAGE BALANCE SHEET AND RATE ANALYSIS

THREE MONTHS ENDED JUNE 30,

	2024			2023
(In Thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS:	(1)			(1)
Tax-exempt loans	$39,188	$412	4.23%	$30,326	$272	3.60%
All other loans	1,070,699	17,741	6.66%	515,799	6,298	4.90%
Total loans (2)(3)(4)	1,109,887	18,153	6.58%	546,125	6,570	4.83%

Taxable securities	289,270	1,224	1.70%	330,581	1,291	1.56%
Tax-exempt securitites (3)	78,899	1,031	5.25%	14,991	170	4.54%
Total securities	368,169	2,255	2.46%	345,572	1,461	1.69%

Federal funds sold	—	—	0.00%	6	—	0.00%
Interest-bearing deposits in other banks	4,753	62	5.25%	1,606	25	6.24%

Total interest-earning assets	1,482,809	20,470	5.55%	893,309	8,056	3.62%

Other assets	95,890			64,304

TOTAL ASSETS	$1,578,699			$957,613

LIABILITIES:
Savings	$200,228	15	0.03%	$160,855	11	0.03%
Now deposits	315,705	1,599	2.04%	149,762	15	0.04%
Money market deposits	111,772	586	2.11%	45,709	153	1.34%
Time deposits	337,968	3,410	4.06%	127,961	601	1.88%
Total interest-bearing deposits	965,673	5,610	2.34%	484,287	780	0.65%
	10.3%			27.3%
Short-term borrowings	118,014	1,427	4.86%	187,128	2,125	4.55%
Long-term borrowings	66,420	798	4.83%	13,759	146	4.26%
Total borrowings	184,434	2,225	4.85%	200,887	2,271	4.53%

Total interest-bearing liabilities	1,150,107	7,835	2.74%	685,174	3,051	1.79%

Noninterest-bearing deposits	262,331			176,297
Other liabilities	12,114			4,473
Stockholders’ equity	154,147			91,669
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,578,699			$957,613
Interest rate spread (6)			2.81%			1.83%
Net interest income/margin (5)		$12,635	3.43%		$5,005	2.25%

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

AVERAGE BALANCE SHEET AND RATE ANALYSIS

SIX MONTHS ENDED JUNE 30,

	2024			2023
(In Thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS:	(1)			(1)
Tax-exempt loans	$40,166	$851	4.26%	$30,586	$546	3.60%
All other loans	1,063,853	34,997	6.62%	511,686	12,232	4.82%
Total loans (2)(3)(4)	1,104,019	35,848	6.53%	542,272	12,778	4.75%

Taxable securities	300,173	2,608	1.75%	330,738	2,566	1.55%
Tax-exempt securitites (3)	78,783	2,055	5.25%	14,710	333	4.53%
Total securities	378,956	4,663	2.47%	345,448	2,899	1.68%

Federal funds sold	—	—	0.00%	6	—	0.00%
Interest-bearing deposits in other banks	4,930	128	5.22%	3,433	85	4.99%

Total interest-earning assets	1,487,905	40,639	5.49%	891,159	15,762	3.56%

Other assets	96,607			63,753

TOTAL ASSETS	$1,584,512			$954,912

LIABILITIES:
Savings	$201,616	31	0.03%	$165,022	24	0.03%
Now deposits	286,748	2,399	1.68%	152,544	31	0.04%
Money market deposits	107,934	1,071	2.00%	48,294	310	1.29%
Time deposits	335,922	6,719	4.02%	127,288	1,042	1.65%
Total interest-bearing deposits	932,220	10,220	2.20%	493,148	1,407	0.58%
	13.8%			26.9%
Short-term borrowings	160,334	3,924	4.92%	184,287	3,911	4.28%
Long-term borrowings	68,151	1,645	4.85%	6,929	146	4.25%
Total borrowings	228,485	5,569	4.90%	191,216	4,057	4.28%

Total interest-bearing liabilities	1,160,705	15,789	2.74%	684,364	5,464	1.61%

Noninterest-bearing deposits	258,230			176,350
Other liabilities	11,347			4,408
Stockholders’ equity	154,230			89,790
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,584,512			$954,912
Interest rate spread (6)			2.76%			1.95%
Net interest income/margin (5)		$24,850	3.36%		$10,298	2.32%

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

Reconcilement of Taxable Equivalent Net Interest Income
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
(In Thousands)
Total interest income	$20,195	$7,964	$40,084	$15,578
Total interest expense	7,835	3,051	15,789	5,464

Net interest income	12,360	4,913	24,295	10,114
Tax equivalent adjustment	275	92	555	184

Net interest income
(fully taxable equivalent)	$12,635	$5,005	$24,850	$10,298

Rate/Volume Analysis

To enhance the understanding of the effects of volumes (the average balance of earning assets and costing liabilities) and average interest rate fluctuations on the Consolidated Balance Sheets as it pertains to net interest income, the table below reflects these changes for the three and six months ended June 30, 2024 versus the three and six months ended June 30, 2023:

	Three Months Ended June 30,			Six Months Ended June 30,
	2024 vs 2023			2024 vs 2023
	Increase (Decrease)			Increase (Decrease)
	Due to			Due to
(In Thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Loans, tax-exempt	$79	$61	$140	$171	$134	$305
Loans	6,760	4,683	11,443	13,235	9,530	22,765
Taxable investment securities	(160)	93	(67)	(236)	278	42
Tax-exempt investment securities	722	139	861	1,443	279	1,722
Federal funds sold	—	—	—	—	—	—
Interest bearing deposits	49	(12)	37	37	6	43
Total interest-earning assets	7,450	4,964	12,414	14,650	10,227	24,877

Interest expense:
Savings	3	1	4	5	2	7
NOW deposits	17	1,567	1,584	27	2,341	2,368
Money market deposits	220	212	432	383	377	760
Time deposits	982	1,827	2,809	1,712	3,965	5,677
Short-term borrowings	(782)	85	(697)	(510)	524	14
Long-term borrowings, FHLB	558	94	652	1,294	205	1,499
Total interest-bearing liabilities	998	3,786	4,784	2,911	7,414	10,325
Change in net interest income	$6,452	$1,178	$7,630	$11,739	$2,813	$14,552

Provision (Credit) for Credit Losses - Loans

For the three and six months ended June 30, 2024, the Corporation recorded a $36,000 and $137,000 provision for credit losses on loans, respectively, compared to a $4,000 and $422,000 credit, respectively, for the three and six months ended June 30, 2023. For the three and six months ended June 30, 2024, the provision for credit losses primarily reflects an increase in volume in the loan portfolio during the quarters. For the three and six months ended June 30, 2023, the credit was primarily related to improved economic forecasts and ongoing low charge-off experience.

See Note 4 within the Corporation’s Notes to the Unaudited Consolidated Financial Statements which are included in this Quarterly Report on Form 10-Q for more information regarding the Corporation’s allowance for credit losses as of June 30, 2024.

Non-interest Income

Total non-interest income increased $713,000 or 41.8% to $2.4 million for the three months ended June 30, 2024, compared to the three months ended June 30, 2023. Service charges and fees increased $153,000 due to an increased number of accounts and increased transaction volumes due to the MBF merger. Earnings on bank-owned life insurance increased $116,000 or 102.7% from $113,000 to $229,000 due to an increase in cash surrender values related to the MBF merger. Interchange fees increased $245,000 or 55.4% due to an increase in the volume of transactions due to the MBF merger and continued increase in electronic payments. Other non-interest income increased $156,000 or 68.1% due to incentives received in conjunction with the launch of a debit card reissuance project and an increase in other miscellaneous income.

For the six months ended June 30, 2024, total non-interest income increased $1.6 million or 48.6% to $5.0 million, compared to $3.3 million for the six months ended June 30, 2023. Similar to the quarterly period, increases in service charges and fees, earnings on bank-owned life insurance and interchange fees of $243,000, $234,000 and $440,000, respectively, were all related to the MBF merger. Other non-interest income increased $545,000 or 102.8% due primarily to incentives received in conjunction with the launch of a debit card reissuance project as well as a governmental grant recorded in the first quarter in conjunction with the completion of a solar energy project.

	For the Three Months Ended
	June 30, 2024		June 30, 2023		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Service charges and fees	$667	27.6%	$514	30.1%	$153	29.8%
Gain on sale of loans	93	3.8	96	5.6	(3)	(3.1)
Earnings on bank-owned life insurance	229	9.5	113	6.6	116	102.7
Brokerage	192	7.9	151	8.9	41	27.2
Trust	204	8.4	227	13.3	(23)	(10.1)
Losses on marketable equity securities	(38)	(1.6)	(66)	(3.9)	28	(42.4)
Realized losses on available-for-sale debt securities, net	—	—	—	—	—	—
Interchange fees	687	28.4	442	25.9	245	55.4
Other non-interest income	385	16.0	229	13.5	156	68.1
Total non-interest income	$2,419	100.0%	$1,706	100.0%	$713	41.8%

	For the Six Months Ended
	June 30, 2024		June 30, 2023		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Service charges and fees	$1,282	25.9%	$1,039	31.2%	$243	23.4%
Gain on sale of loans	169	3.4	125	3.8	44	35.2
Earnings on bank-owned life insurance	456	9.2	222	6.7	234	105.4
Brokerage	416	8.4	279	8.4	137	49.1
Trust	410	8.3	418	12.5	(8)	(1.9)
Losses on marketable equity securities	(155)	(3.1)	(147)	(4.4)	(8)	5.4
Realized losses on available-for-sale debt securities, net	(8)	(0.2)	—	—	(8)	100.0
Interchange fees	1,306	26.4	866	26.0	440	50.8
Other non-interest income	1,075	21.7	530	15.8	545	102.8
Total non-interest income	$4,951	100.0%	$3,332	100.0%	$1,619	48.6%

Non-interest Expense

Total non-interest expense increased $4.3 million or 89.3% from $4.9 million for the three months ended June 30, 2023, to $9.2 million for the three months ended June 30, 2024. The MBF merger has contributed significantly to increases in all components of non-interest expense. Salaries and employee benefits increased $2.2 million, occupancy increased $261,000, data processing and telecommunications increased $572,000, automated teller machine and interchange increased $115,000 and other non-interest expense increased $521,000. All of these increases relate to the closing of the MBF merger on November 11, 2023. Merger-related expenses totaled $201,000 and amortization of intangibles totaled $549,000 for the three months ended June 30, 2024, compared to $449,000 and $0 for the three months ended June 30, 2023.

For the six months ended June 30, 2024, total non-interest expense increased $9.2 million or 94.7% to $18.8 million, compared to $9.7 million for the six months ended June 30, 2023. Similar to the quarterly period, increases in salaries and employee benefits, occupancy, data processing and telecommunications, automated teller machine and interchange and other non-interest expense of $4.4 million, $556,000, $1.2 million, $258,000 and $975,000, respectively, were all related to the closing of the MBF merger on November 11, 2023. Merger-related expenses totaled $297,000 and amortization of intangibles totaled $1.1 million for the six months ended June 30, 2024, compared to $449,000 and $0 for the six months ended June 30, 2023.

One standard to measure non-interest expense is to express annualized non-interest expense as a percentage of average total assets. For the three and six months ended June 30, 2024 this percentage was 2.49% and 2.55%, respectively, compared to 2.19% and 2.18%, respectively, for the three and six months ended June 30, 2023.

	For the Three Months Ended
	June 30, 2024		June 30, 2023		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Salaries and employee benefits	$4,640	50.5%	$2,440	50.2%	$2,200	90.2%
Occupancy	581	6.3	320	6.6	261	81.6
Furniture and equipment	384	4.2	282	5.8	102	36.2
Pennsylvania shares tax	230	2.5	131	2.7	99	75.6
Professional fees	319	3.5	264	5.4	55	20.8
Director’s fees	105	1.1	73	1.5	32	43.8
Federal deposit insurance	188	2.0	109	2.2	79	72.5
Data processing and telecommunications	904	9.8	332	6.8	572	172.3
Automated teller machine and interchange	106	1.2	(9)	(0.2)	115	(1,277.8)
Merger-related expenses	201	2.2	449	9.2	(248)	(55.2)
Amortization of intangibles	549	6.0	—	—	549	100.0
Other non-interest expense	987	10.7	466	9.8	521	111.8
Total non-interest expense	$9,194	100.0%	$4,857	100.0%	$4,337	89.3%

	For the Six Months Ended
	June 30, 2024		June 30, 2023		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Salaries and employee benefits	$9,442	50.1%	$5,032	52.0%	$4,410	87.6%
Occupancy	1,199	6.4	643	6.6	556	86.5
Furniture and equipment	790	4.2	567	5.9	223	39.3
Pennsylvania shares tax	440	2.3	292	3.0	148	50.7
Professional fees	776	4.1	522	5.4	254	48.7
Director’s fees	239	1.3	155	1.6	84	54.2
Federal deposit insurance	408	2.2	217	2.2	191	88.0
Data processing and telecommunications	1,824	9.7	703	7.3	1,121	159.5
Automated teller machine and interchange	368	2.0	110	1.1	258	234.5
Merger-related expenses	297	1.6	449	4.6	(152)	(33.9)
Amortization of intangibles	1,098	5.8	—	—	1,098	100.0
Other non-interest expense	1,959	10.3	984	10.3	975	99.1
Total non-interest expense	$18,840	100.0%	$9,674	100.0%	$9,166	94.7%

LIQUIDITY

The Bank’s liquidity, represented by cash and due from banks, is a product of its operating, investing and financing activities. The Bank’s primary sources of funds are deposits, securities sold under agreements to repurchase, principal repayments of securities and outstanding loans, funds provided from operations, and day-to-day FHLB – Pittsburgh borrowings. In addition, the Bank invests excess funds in short-term interest-earning assets such as overnight deposits or U.S. agency securities, which provide liquidity to meet lending requirements. While scheduled payments from the amortization of loans and securities and short-term investments are relatively predictable sources of funds, general interest rates, economic conditions and competition greatly influence deposit flows and repayments on loans and mortgage-backed securities.

The Bank strives to maintain sufficient liquidity to fund operations, loan demand and to satisfy fluctuations in deposit levels. The Bank is required to have enough investments that qualify as liquid assets in order to maintain sufficient liquidity to ensure safe and sound banking operations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. The Bank attempts to maintain adequate but not excessive liquidity, and liquidity management is both a daily and long-term function of its business management. The Bank manages its liquidity in accordance with a board of directors-approved asset liability policy, which is administered by its asset-liability committee (“ALCO”). ALCO reports interest rate sensitivity, liquidity, capital and investment-related matters on a quarterly basis to the Bank’s board of directors.

The Bank reviews cash flow projections regularly and updates them in order to maintain liquid assets at levels believed to meet the requirements of normal operations, including loan commitments and potential deposit outflows from maturing certificates of deposit and savings withdrawals. While deposits and securities sold under agreements to repurchase are its primary source of funds, when needed it is also able to generate cash through borrowings from the FHLB. At June 30, 2024, the Bank had remaining available capacity with FHLB, subject to certain collateral restrictions, of $381.0 million.

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

The statement of cash flows presents the change in cash and cash equivalents from operating, investing and financing activities. Cash and due from banks and interest-bearing deposits in other banks, which comprise cash and cash equivalents, are the Corporation’s most liquid assets. Cash and cash equivalents totaled $21.5 million at June 30, 2024, an increase of $3.1 million, or 16.9%, from $18.4 million at December 31, 2023, as net cash inflows from operating and investing activities were greater than net cash outflows from financing activities.

Net cash inflows from investing activities provided $52.0 million of cash and cash equivalents during the six months ended June 30, 2024. Accounting for the majority of the net cash inflows was $76.4 million related to proceeds from sales, paydowns, calls and maturities of available-for-sale debt securities. This was partially offset by a net increase in loans and leases of $26.9 million, which reflected strong demand. Financing activities used $57.1 million in net cash, which resulted primarily from a decrease in short-term borrowings, consisting of customer repurchase agreements and short-term FHLB borrowings, of $163.2 million. These outflows were offset by a $114.1 million increase in deposits. These changes were primarily related to a strategic initiative to reposition customer repurchase agreements into core deposit accounts. Operating activities include net income, adjusted for the effects of non-cash transactions including, among others, depreciation and amortization and the provision for credit losses, and is the primary source of cash flows from operations. For the six months ended June 30, 2024, operating activities provided the Corporation with $8.2 million in net cash, which primarily reflected net income of $8.7 million.

The Corporation regularly analyzes its ability to generate adequate amounts of cash to meet its short and long-term cash requirements and plans. As part of its quarterly asset liability management procedures, the Corporation performs liquidity cash flow forecasts in various base level and stress scenarios to monitor future cash needs. As of June 30, 2024, the Corporation is expected to maintain a level cash balance over the next 12 months. The Corporation has not identified any known demands, commitments, events or uncertainties that would result or that are reasonably likely to result in its liquidity position materially increasing or decreasing over the next 12 months. The Corporation’s long-term cash needs are regularly analyzed through its strategic planning process, which includes a detailed review of liquidity and funding needs.

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

To manage the interest sensitivity position, an asset/liability model called “gap analysis” is used to monitor the difference in the volume of the Bank’s interest sensitive assets and liabilities that mature or reprice within given periods. A positive gap (asset sensitive) indicates that more assets reprice during a given period compared to liabilities, while a negative gap (liability sensitive) has the opposite effect. The Bank employs computerized net interest income simulation modeling to assist in quantifying interest rate risk exposure. This process measures and quantifies the impact on net interest income through varying interest rate changes and balance sheet compositions. The use of this model assists the ALCO to gauge the effects of the interest rate changes on interest sensitive assets and liabilities in order to determine what impact these rate changes will have upon our net interest spread. At June 30, 2024, our cumulative gap positions were within the internal risk management guidelines.

In addition to gap analysis, the Bank uses net interest income simulations and economic value of equity (“EVE”) simulations as the primary tools in measuring and managing the Bank’s position and considers balance sheet forecasts, the Bank’s liquidity position, the economic environment, anticipated direction of interest rates and the Bank’s earnings sensitivity to changes in these rates in its modeling. In addition, ALCO has established policy tolerance limits for acceptable negative changes in net interest income. Furthermore, as part of its ongoing monitoring, ALCO requires annual back testing of modeling results, which involves after-the-fact comparisons of projections with the Bank’s actual performance to measure the validity of assumptions used in the modeling techniques.

The following table illustrates the simulated impact of parallel and instantaneous interest rate shocks of +100, +200, +300, -100, -200, and -300 basis points on net interest income and the change in economic value over a one-year time horizon from the June 30, 2024 levels:

	Rates +100		Rates +200		Rates +300		Rates -100		Rates -200		Rates -300
	Simulation Results	Policy Limit	Simulation Results	Policy Limit	Simulation Results	Policy Limit	Simulation Results	Policy Limit	Simulation Results	Policy Limit	Simulation Results	Policy Limit
Earnings at risk:
Percent change in net interest income	8.03%	-10.00%	2.97%	-15.00%	-2.47%	-20.00%	16.14%	-10.00%	16.65%	-15.00%	16.60%	-20.00%

Economic value at risk:
Percent change in economic value of equity	-6.57%	-15.00%	-14.07%	-25.00%	-22.12%	-30.00%	4.38%	-15.00%	7.24%	-25.00%	8.71%	-30.00%

Model results from the simulation at June 30, 2024 indicated that the Bank was projected to see an increase in net interest income over a one-year horizon in any of the rate shock scenarios, with the exception of the +300 scenario, which showed a 2.47% decrease. The percent change in EVE is expected to decrease in all rates up scenarios and increase in all rates down scenarios. All modeled exposures to net interest income and EVE for the next twelve-month horizon are within internal ALCO policy guidelines.

This analysis does not represent a forecast for the Bank and should not be relied upon as being indicative of expected operating results. These simulations are based on numerous assumptions, including but not limited to, the nature and timing of interest rate levels, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment/replacements of asset and liability cash flows, and other factors. While assumptions reflect current economic and local market conditions, the Bank cannot make any assurances as to the predictive nature of these assumptions, including changes in interest rates, customer preferences, competition and liquidity needs, or what actions ALCO might take in responding to these changes.

It is our opinion that the asset/liability mix and the interest rate risk associated with the balance sheet is within manageable parameters. Additionally, the Bank’s ALCO meets quarterly with an asset liability management consultant.

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

The CEO and CFO have evaluated the changes to our internal controls over financial reporting that occurred during our fiscal Quarter Ended June 30, 2024, as required by paragraph (d) of Rules 13a – 15 and 15d – 15 under the Securities Exchange Act of 1934, as amended, and have concluded that there were no changes that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II Other Information

Item 1. Legal Proceedings

At June 30, 2024, the Corporation was not involved in any legal proceedings, other than routine legal proceedings in the ordinary course of business, which involve amounts which, in the aggregate, are believed by management to be immaterial to the financial condition of the Corporation. In addition, no material proceedings are pending or are known to be threatened or contemplated against the Corporation by government authorities.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in Item 1A of the Corporation’s Form 10-K filed March 12, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None

(b)	Not applicable

(c)	Effective May 14, 2024, the Corporation’s Board of Directors authorized a new treasury stock repurchase program. Under the program, the Corporation was authorized to repurchase up to 178,614 shares of the Corporation’s common stock. During the second quarter 2024, the Corporation did not repurchase any shares of its common stock.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

(a)	None

(b)	None

(c)	During the three months ended June 30, 2024, no director or officer of the Corporation adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.

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

31.2 Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1 Section 1350 Certification of Chief Executive Officer

32.2 Section 1350 Certification of Chief Financial Officer

101 The following materials from the Corporation’s Quarterly Report on Form 10-Q for the period ended June 30, 2024, formatted in XBRL (Extensible Business Reporting Language); (i) the Consolidated Balance Sheets (unaudited), (ii) the Consolidated Statements of Income (unaudited), (iii) the Consolidated Statements of Comprehensive Income (Loss) (unaudited), (iv) the Consolidated Statements of Changes in Stockholders’ Equity (unaudited), (v) the Consolidated Statements of Cash Flows (unaudited), and (vi) the Notes to Unaudited Consolidated Financial Statements.

104 Cover Page for Interactive Data File (embedded with the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Muncy Columbia Financial Corporation

(Registrant)

By:	/s/ Lance O. Diehl	Date: August 12, 2024
Lance O. Diehl President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Joseph K. O’Neill, Jr.	Date: August 12, 2024
Joseph K. O’Neill, Jr. Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)