Form 10-Q
period 2024-09-30
MUNCY COLUMBIA FINANCIAL Corp
filed 2024-11-08
CIK 731122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Common stock, $1.25 par value, 3,575,527 shares outstanding as of November 8, 2024.

Muncy Columbia Financial Corporation

PART I Financial Information

Item 1. Financial Statements

Muncy Columbia Financial Corporation

Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Data) (Unaudited)	September 30, 2024	December 31, 2023
ASSETS
Cash and due from banks	$21,318	$14,614
Interest-bearing deposits in other banks	6,751	3,763
Total cash and cash equivalents	28,069	18,377

Interest-bearing time deposits	249	979
Available-for-sale debt securities, at fair value	335,535	413,302
Marketable equity securities, at fair value	1,303	1,295
Restricted investment in bank stocks, at cost	7,529	10,394
Loans held for sale	2,192	366

Loans receivable	1,112,644	1,068,429
Allowance for credit losses	(9,415)	(9,302)
Loans, net	1,103,229	1,059,127

Premises and equipment, net	26,735	27,569
Foreclosed assets held for sale	70	170
Accrued interest receivable	4,840	5,362
Bank-owned life insurance	40,945	40,209
Investment in limited partnerships	5,278	5,828
Deferred tax asset, net	8,919	12,634
Goodwill	25,609	25,609
Other intangible assets, net	10,593	11,895
Other assets	6,227	6,663
TOTAL ASSETS	$1,607,322	$1,639,779

LIABILITIES
Interest-bearing deposits	$1,020,954	$884,654
Noninterest-bearing deposits	269,515	266,015
Total deposits	1,290,469	1,150,669

Short-term borrowings	73,025	252,532
Long-term borrowings	60,465	70,448
Accrued interest payable	2,099	2,358
Other liabilities	11,961	9,947
TOTAL LIABILITIES	1,438,019	1,485,954

STOCKHOLDERS’ EQUITY
Common stock, par value $1.25 per share; 15,000,000 shares authorized; issued 3,840,227 and outstanding 3,575,527 at September 30, 2024; issued 3,834,976 and outstanding 3,570,276 at December 31, 2023	4,800	4,794
Additional paid-in capital	83,504	83,343
Retained earnings	99,598	90,514
Accumulated other comprehensive loss	(8,809)	(15,036)
Treasury stock, at cost; 264,700 shares at September 30, 2024 and December 31, 2023	(9,790)	(9,790)
TOTAL STOCKHOLDERS’ EQUITY	169,303	153,825
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,607,322	$1,639,779

See accompanying notes to the unaudited consolidated financial statements.

Muncy Columbia Financial Corporation

Consolidated Statements of Income

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(In Thousands, Except Share and Per Share Data) (Unaudited)	2024	2023	2024	2023
INTEREST AND DIVIDEND INCOME
Interest and fees on loans:
Taxable	$18,234	$6,629	$53,231	$18,861
Tax-exempt	421	243	1,106	674
Interest and dividends on investment securities:
Taxable	994	1,211	3,175	3,641
Tax-exempt	842	135	2,508	398
Dividend and other interest income	190	86	617	222
Federal funds sold	—	—	—	1
Deposits in other banks	110	84	238	169
TOTAL INTEREST AND DIVIDEND INCOME	20,791	8,388	60,875	23,966

INTEREST EXPENSE
Deposits	6,133	892	16,353	2,299
Short-term borrowings	1,093	2,337	5,017	6,248
Long-term borrowings	791	268	2,436	414
TOTAL INTEREST EXPENSE	8,017	3,497	23,806	8,961

NET INTEREST INCOME	12,774	4,891	37,069	15,005

Provision (credit) for credit losses - loans	151	(172)	288	(594)
Provision (credit) for credit losses - off balance sheet credit exposures	—	4	(18)	1
TOTAL PROVISION (CREDIT) FOR CREDIT LOSSES	151	(168)	270	(593)

NET INTEREST INCOME AFTER PROVISION (CREDIT) FOR CREDIT LOSSES	12,623	5,059	36,799	15,598

NON-INTEREST INCOME
Service charges and fees	727	477	2,009	1,516
Gain on sale of loans	75	68	244	193
Earnings on bank-owned life insurance	236	113	692	335
Brokerage	193	146	609	425
Trust	243	195	653	613
Gains (losses) on marketable equity securities	163	(118)	8	(265)
Realized losses on available-for-sale debt securities, net	—	—	(8)	—
Interchange fees	664	428	1,970	1,294
Other non-interest income	414	213	1,489	743
TOTAL NON-INTEREST INCOME	2,715	1,522	7,666	4,854

NON-INTEREST EXPENSE
Salaries and employee benefits	4,704	2,275	14,146	7,307
Occupancy	644	326	1,843	969
Furniture and equipment	448	305	1,238	872
Pennsylvania shares tax	251	(58)	691	234
Professional fees	359	316	1,135	838
Director’s fees	103	72	342	227
Federal deposit insurance	187	110	595	327
Data processing and telecommunications	848	361	2,672	1,064
Automated teller machine and interchange	107	111	475	221
Merger-related expenses	43	757	340	1,206
Amortization of intangibles	558	—	1,656	—
Other non-interest expense	1,115	698	3,074	1,682
TOTAL NON-INTEREST EXPENSE	9,367	5,273	28,207	14,947

INCOME BEFORE INCOME TAX PROVISION	5,971	1,308	16,258	5,505
INCOME TAX PROVISION	915	137	2,459	932
NET INCOME	$5,056	$1,171	$13,799	$4,573

EARNINGS PER SHARE - BASIC AND DILUTED	$1.42	$0.56	$3.86	$2.20
WEIGHTED AVERAGE SHARES OUTSTANDING	3,574,043	2,080,109	3,572,250	2,079,635

See accompanying notes to the unaudited consolidated financial statements.

Muncy Columbia Financial Corporation

Consolidated Statements of Comprehensive Income (Loss)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(In Thousands) (Unaudited)	2024	2023	2024	2023
Net Income	$5,056	$1,171	$13,799	$4,573
Other comprehensive income (loss):
Unrealized holding gains (losses) on available-for-sale debt securities	10,286	(2,836)	7,874	(23)
Tax effect	(2,159)	595	(1,653)	5
Net realized losses included in net income	—	—	8	—
Tax effect	—	—	(2)	—
Other comprehensive income (loss), net	8,127	(2,241)	6,227	(18)
Comprehensive income (loss)	$13,183	$(1,070)	$20,026	$4,555

See accompanying notes to the unaudited consolidated financial statements.

Muncy Columbia Financial Corporation

Consolidated Statements of Changes in Stockholders’ Equity

					Accumulated
	Common		Additional		Other		Total
(In Thousands Except Share and Per Share Data)	Stock		Paid-In	Retained	Comprehensive	Treasury	Stockholders’
(Unaudited)	Shares	Amount	Capital	Earnings	Loss	Stock	Equity
For the three months ended:
Balance, June 30, 2024	3,838,727	$4,798	$83,455	$96,114	$(16,936)	$(9,790)	$157,641
Net income	—	—	—	5,056	—	—	5,056
Other comprehensive income	—	—	—	—	8,127	—	8,127
Common stock issuance under employee stock purchase plan	1,500	2	44	—	—	—	46
Recognition of employee stock purchase plan expense	—	—	5	—	—	—	5
Cash dividends ($0.44 per share)	—	—	—	(1,572)	—	—	(1,572)
Balance, September 30, 2024	3,840,227	$4,800	$83,504	$99,598	$(8,809)	$(9,790)	$169,303

Balance, June 30, 2023	2,344,809	$2,931	$30,070	$92,318	$(25,161)	$(9,790)	$90,368
Net income	—	—	—	1,171	—	—	1,171
Other comprehensive loss	—	—	—	—	(2,241)	—	(2,241)
Common stock issuance under employee stock purchase plan	614	1	20	—	—	—	21
Recognition of employee stock purchase plan expense	—	—	2	—	—	—	2
Cash dividends ($0.43 per share)	—	—	—	(895)	—	—	(895)
Balance, September 30, 2023	2,345,423	$2,932	$30,092	$92,594	$(27,402)	$(9,790)	$88,426

For the nine months ended:
Balance, December 31, 2023	3,834,976	$4,794	$83,343	$90,514	$(15,036)	$(9,790)	$153,825
Net income	—	—	—	13,799	—	—	13,799
Other comprehensive income	—	—	—	—	6,227	—	6,227
Common stock issuance under employee stock purchase plan	5,251	6	144	—	—	—	150
Recognition of employee stock purchase plan expense	—	—	17	—	—	—	17
Cash dividends ($1.32 per share)	—	—	—	(4,715)	—	—	(4,715)
Balance, September 30, 2024	3,840,227	$4,800	$83,504	$99,598	$(8,809)	$(9,790)	$169,303

Balance, December 31, 2022	2,343,835	$2,930	$30,030	$90,156	$(27,384)	$(9,790)	$85,942
Net income	—	—	—	4,573	—	—	4,573
Other comprehensive loss	—	—	—	—	(18)	—	(18)
Common stock issuance under employee stock purchase plan	1,588	2	56	—	—	—	58
Recognition of employee stock purchase plan expense	—	—	6	—	—	—	6
Cash dividends ($1.28 per share)	—	—	—	(2,663)	—	—	(2,663)
Cumulative effect of adoption of ASU 2016-13	—	—	—	528	—	—	528
Balance, September 30, 2023	2,345,423	$2,932	$30,092	$92,594	$(27,402)	$(9,790)	$88,426

See accompanying notes to the unaudited consolidated financial statements.

Muncy Columbia Financial Corporation

Consolidated Statements of Cash Flows

	For the Nine Months Ended
	September 30,
(In Thousands) (Unaudited)	2024	2023

OPERATING ACTIVITIES
Net Income	$13,799	$4,573
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for credit losses	270	(593)
Depreciation and amortization of premises and equipment	1,138	505
Accretion of loans, net	(8,147)	—
Amortization of deposits, net	1,045	—
(Gains) losses on marketable equity securities	(8)	265
Realized losses on available-for-sale debt securities, net	8	—
(Accretion) amortization of investment securities, net	(518)	411
Losses on sale of foreclosed assets held for sale, net	129	—
Deferred income taxes	2,059	54
Gain on sale of loans	(244)	(193)
Proceeds from sale of mortgage loans	8,357	9,475
Originations of mortgage loans held for resale	(9,939)	(8,908)
Amortization of intangibles	1,656	—
Amortization of investment in limited partnerships	550	160
Decrease (increase) in accrued interest receivable	522	(442)
Earnings on bank-owned life insurance	(692)	(335)
(Decrease) increase in accrued interest payable	(259)	331
Other, net	2,668	670
Net cash provided by operating activities	12,394	5,973
INVESTING ACTIVITIES
Available-for-sale debt securities:
Purchases	—	(789)
Proceeds from sales	50,311	—
Proceeds from paydowns, calls and maturities	35,849	19,835
Proceeds from maturities of interest-bearing time deposits	740	—
Purchase of bank-owned life insurance	(44)	(45)
Proceeds from redemption of restricted investment in bank stocks	7,938	3,574
Purchase of restricted investment in bank stocks	(5,073)	(4,319)
Net increase in loans	(36,502)	(25,032)
Proceeds from sale of foreclosed assets held for sale	248	—
Purchase of investment in limited partnership	—	(2,366)
Acquisition of intangibles	(354)	—
Acquisition of premises and equipment	(286)	(458)
Net cash provided by (used for) investing activities	52,827	(9,600)
FINANCING ACTIVITIES
Net increase (decrease) in deposits	138,755	(41,750)
Net (decrease) increase in short-term borrowings	(179,507)	27,342
Proceeds from long-term borrowings	—	25,000
Repayment of long-term borrowings	(10,212)	(3)
Proceeds from issuance of common stock	150	58
Cash dividends paid	(4,715)	(2,663)
Net cash (used for) provided by financing activities	(55,529)	7,984
NET INCREASE IN CASH AND CASH EQUIVALENTS	9,692	4,357
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	18,377	13,084
CASH AND CASH EQUIVALENTS, END OF PERIOD	$28,069	$17,441

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest paid	$24,065	$8,630
Income taxes paid	—	850
Loans transferred to foreclosed assets held for sale	277	170
Loans held for sale transferred to loans	—	3,587

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

BASIS OF PRESENTATION

The consolidated financial information included herein, except the consolidated balance sheet dated December 31, 2023, is unaudited. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. Prior period amounts have been reclassified when necessary to conform to the current period’s presentation. Such reclassifications did not have an impact on the operating results or financial position of the Corporation. Operating results for the three and nine months ended September 30, 2024, are not necessarily indicative of the results for the year ending December 31, 2024.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement – Comprehensive Income – Expense Disaggregation Disclosures, which requires disclosure, in the notes to financial statements, of specified information about certain costs and expenses. ASU No. 2024-03 is effective for public business entities for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted. The Corporation is currently evaluating the impact the new guidance will have on relevant disclosures.

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

In connection with the transaction, the Corporation recorded goodwill of $17.7 million and a core deposit intangible asset of $12.1 million. Assets acquired included gross loans valued at $504.1 million, available-for-sale debt securities valued at $93.0 million, bank-owned life insurance valued at $17.8 million and premises and equipment, net, valued at $14.9 million. Liabilities assumed included deposits valued at $521.3 million and borrowings valued at $105.5 million. The assets acquired and liabilities assumed in the merger were recorded at their estimated fair values at the time of closing, subject to refinement for up to one year after the closing date. There were no adjustments to the fair value measurements of assets acquired or liabilities assumed during the nine months ended September 30, 2024.

3. SECURITIES

The amortized cost, related estimated fair value, and unrealized gains and losses of available-for-sale debt securities were as follows at September 30, 2024 and December 31, 2023:

	September 30, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Obligation of U.S.Government Corporations and Agencies:
Mortgage-backed	$117,904	$176	$(11,533)	$106,547
Collateralized mortgage obligations	7,084	533	—	7,617
Other	140,000	—	(4,638)	135,362
Obligations of state and political subdivisions	81,427	4,342	(44)	85,725
Other debt securites	272	12	—	284
Total available-for-sale debt securities	$346,687	$5,063	$(16,215)	$335,535

	December 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Obligation of U.S.Government Corporations and Agencies:
Mortgage-backed	$145,196	$1,158	$(15,014)	$131,340
Collateralized mortgage obligations	8,515	503	—	9,018
Other	197,325	—	(9,613)	187,712
Obligations of state and political subdivisions	81,033	4,032	(109)	84,956
Other debt securites	267	9	—	276
Total available-for-sale debt securities	$432,336	$5,702	$(24,736)	$413,302

Securities available-for-sale with an aggregate fair value of $190,662,000 and $263,706,000 at September 30, 2024 and December 31, 2023, respectively, were pledged to secure public funds, trust funds, securities sold under agreements to repurchase and other balances as required by law.

The amortized cost and estimated fair value of investment securities, by expected maturity, are shown below at September 30, 2024. Expected maturities on debt securities will differ from contractual maturities, because some borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized
(In Thousands)	Cost	Fair Value
Due in one year or less	$73,410	$71,931
Due after one year to five years	74,003	70,954
Due after five years to ten years	24,843	25,476
Due after ten years	49,443	53,010
Sub-total	221,699	221,371

Mortgage-backed securities	117,904	106,547
Collateralized mortgage obligations	7,084	7,617
Total debt securities	$346,687	$335,535

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

The following table presents the gross proceeds received, and gross realized gains and losses, on sales of available-for-sale debt securities for the three and nine months ended September 30, 2024 and 2023. Gains and losses realized on sales of available-for-sale debt securities are included in non-interest income in the consolidated statements of income.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2024	2023	2024	2023
Gross proceeds received on sales	$—	$—	$50,311	$—
Gross realized gains	—	—	595	—
Gross realized losses	—	—	(603)	—

The following summary shows the gross unrealized losses and fair value, aggregated by investment category of those individual securities for which an allowance for credit losses has not been recorded that have been in a continuous unrealized loss position for less than or more than 12 months as of September 30, 2024 and December 31, 2023:

	September 30, 2024
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	$—	$—	$104,359	$(11,533)	$104,359	$(11,533)
Other	—	—	135,362	(4,638)	135,362	(4,638)
Obligations of state and political subdivisions	3,336	(39)	886	(5)	4,222	(44)
Total	$3,336	$(39)	$240,607	$(16,176)	$243,943	$(16,215)

	December 31, 2023
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	$47	$(1)	$112,884	$(15,013)	$112,931	$(15,014)
Other	—	—	187,712	(9,613)	187,712	(9,613)
Obligations of state and political subdivisions	10,284	(90)	1,663	(19)	11,947	(109)
Total	$10,331	$(91)	$302,259	$(24,645)	$312,590	$(24,736)

At September 30, 2024, the Corporation had a total of 10 debt securities that have been in a gross unrealized loss position for less than twelve months with depreciation of 1.2% from the Corporation’s amortized cost basis.

At September 30, 2024, the Corporation had a total of 118 debt securities that have been in a gross unrealized loss position for greater than twelve months with depreciation of 6.4% from the Corporation’s amortized cost basis.

At September 30, 2024, unrealized losses on debt securities have not been recognized into income because the issuers bonds are of high credit quality (rated BBB or higher), management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions. The fair value is expected to recover as the bonds approach maturity.

As of September 30, 2024 and December 31, 2023, no allowance for credit loss (“ACL”) was required for debt securities. The Bank does not have the intent to sell and does not believe it will be more likely than not to be required to sell any of these securities prior to a recovery of their fair value to amortized cost, which may be at maturity.

As of September 30, 2024, all debt securities were rated above investment grade. Based on the payment status, rating and management’s evaluation of these securities, no ACL was required for the debt securities as of September 30, 2024. As of September 30, 2024, the underlying issuers continue to make timely principal and interest payments on the securities.

Equity securities with a readily determinable fair value are stated at fair value with realized and unrealized gains and losses reported in income. At September 30, 2024 and December 31, 2023, the Corporation had $1,303,000 and $1,295,000, respectively, in marketable equity securities recorded at fair value. The following is a summary of unrealized and realized gains and losses recognized in net income on marketable equity securities during the three and nine months ended September 30, 2024 and 2023:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(In Thousands)	2024	2023	2024	2023
Net gains (losses) recognized during the period on marketable equity securities	$163	$(118)	$8	$(265)

Less: Net gains (losses) recognized during the period on marketable equity securities sold during the period	—	—	—	—

Unrealized gains (losses) recognized during the period on marketable equity securities still held at the reporting date	$163	$(118)	$8	$(265)

4. LOANS AND ALLOWANCE FOR CREDIT LOSSES

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at their outstanding unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment to yield (interest income) over the life of the loan. Deferred fees and costs amounted to $836,000 at September 30, 2024 and $779,000 at December 31, 2023 and are netted against the outstanding unpaid principal balances.

The segments of the Corporation’s loan portfolio are disaggregated into classes that allow management to monitor risk and performance. The loan classes used are consistent with the internal reports evaluated by the Corporation’s management and Board of Directors to monitor risk and performance within the various segments of its loan portfolio.

Major classifications of loans at September 30, 2024 and December 31, 2023 consisted of:

(In Thousands)	September 30, 2024	December 31, 2023
Commercial and industrial	$93,593	$94,278
Commercial real estate:
Commercial mortgages	319,722	326,152
Student housing	40,577	33,650
Residential real estate:
Rental 1-4 family	57,813	54,078
1-4 family residential mortgages	578,458	535,206
Consumer and other	22,481	25,065
Gross loans	$1,112,644	$1,068,429

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

The following table presents the activity in the allowance for credit losses by portfolio segment for the three and nine months ended September 30, 2024 and 2023:

	For the Three Months Ended September 30, 2024
		Commercial	Residential
	Commercial and	Real	Real	Consumer
(In Thousands)	Industrial	Estate	Estate	and Other	Unallocated	Total
Balance, June 30, 2024	$782	$7,077	$1,157	$346	$—	$9,362
Provision (credit) charged to operations	40	(506)	661	(44)	—	151
Loans charged off	(33)	—	(45)	(21)	—	(99)
Recoveries	1	—	(1)	1	—	1
Balance, September 30, 2024	$790	$6,571	$1,772	$282	$—	$9,415

	For the Three Months Ended September 30, 2023
		Commercial	Residential
	Commercial and	Real	Real	Consumer
(In Thousands)	Industrial	Estate	Estate	and Other	Unallocated	Total
Balance, June 30, 2023	$11	$5,694	$554	$19	$—	$6,278
(Credit) provision charged to operations	(6)	(223)	52	5	—	(172)
Loans charged off	—	(1)	(4)	(22)	—	(27)
Recoveries	2	—	—	13	—	15
Balance, September 30, 2023	$7	$5,470	$602	$15	$—	$6,094

	For the Nine Months Ended September 30, 2024
		Commercial	Residential
	Commercial and	Real	Real	Consumer
(In Thousands)	Industrial	Estate	Estate	and Other	Unallocated	Total
Balance, December 31, 2023	$801	$6,847	$1,474	$180	$—	$9,302
(Credit) provision charged to operations	36	(276)	385	143	—	288
Loans charged off	(49)	—	(90)	(49)	—	(188)
Recoveries	2	—	3	8	—	13
Balance, September 30, 2024	$790	$6,571	$1,772	$282	$—	$9,415

	For the Nine Months Ended September 30, 2023
		Commercial	Residential
	Commercial and	Real	Real	Consumer
(In Thousands)	Industrial	Estate	Estate	and Other	Unallocated	Total
Balance, December 31, 2022	$1,041	$2,897	$3,077	$60	$204	$7,279
Impact of adopting ASC 326	(959)	3,198	(2,617)	(39)	(204)	(621)
(Credit) provision charged to operations	(130)	(625)	142	19	—	(594)
Loans charged off	—	—	—	(38)	—	(38)
Recoveries	55	—	—	13	—	68
Balance, September 30, 2023	$7	$5,470	$602	$15	$—	$6,094

The Corporation recorded a $151,000 provision for credit losses for the three months ended September 30, 2024 as compared to a $172,000 credit for the three months ended September 30, 2023. The Corporation recorded a $288,000 provision for credit losses for the nine months ended September 30, 2024 as compared to a $594,000 credit for the nine months ended September 30, 2023. The provision for credit losses for the three and nine months ended September 30, 2024 was primarily as a result of an increase in volume in the Corporation’s loan portfolio as well as changes in qualitative factors related to the nature of the loan portfolio, volume and severity of past due loans, loan grade migration and changes in lending policies and procedures. The credit for the three and nine months ended September 30, 2023 was a result of reduced commercial real estate past dues, reduced balances of commercial student housing real estate, and slightly improved economic forecasts.

Total non-performing assets amounted to $8,575,000 at September 30, 2024, as compared to $4,476,000 at December 31, 2023. The increase in non-performing assets at September 30, 2024 compared to December 31, 2023 was primarily attributable to one real estate loan relationship with an aggregate balance of $2,221,000 which was placed on nonaccrual status during the first quarter. This relationship is well secured, and the Bank is working closely with the borrower to bring the relationship to a current status. The Bank does not expect to incur a credit loss related to this relationship at this time. Overall, non-performing loans remain well controlled at 0.76% of total gross loans at September 30, 2024 compared to 0.40% of total gross loans at December 31, 2023. The Corporation experienced net charge-offs of $98,000 and $175,000 for the three and nine months ended September 30, 2024, respectively, as compared to net charge-offs of $12,000 and net recoveries of $30,000 for the three and nine months ended September 30, 2023, respectively. The allowance for credit losses on our loan portfolio provided 110.7% coverage of non-performing loans, and 0.85% of total loans, at September 30, 2024, compared to 216.0% coverage of non-performing loans, and 0.87% of total loans, at December 31, 2023.

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

The following table summarizes the loan portfolio and allowance for credit losses as of September 30, 2024 and December 31, 2023:

	September 30, 2024
		Commercial	Residential
	Commercial and	Real	Real	Consumer
(In Thousands)	Industrial	Estate	Estate	and Other	Total
Loans:
Individually evaluated	$—	$11,947	$1,578	$—	$13,525
Collectively evaluated	93,593	348,352	634,693	22,481	1,099,119
Total loans	$93,593	$360,299	$636,271	$22,481	$1,112,644

Allowance for credit losses:
Individually evaluated	$—	$3,886	$101	$—	$3,987
Collectively evaluated	790	2,685	1,671	282	5,428
Total allowance for credit losses	$790	$6,571	$1,772	$282	$9,415

	December 31, 2023
		Commercial	Residential
	Commercial and	Real	Real	Consumer
(In Thousands)	Industrial	Estate	Estate	and Other	Total
Loans:
Individually evaluated	$—	$12,279	$—	$—	$12,279
Collectively evaluated	94,278	347,523	589,284	25,065	1,056,150
Total loans	$94,278	$359,802	$589,284	$25,065	$1,068,429

Allowance for credit losses:
Individually evaluated	$—	$4,143	$—	$—	$4,143
Collectively evaluated	801	2,704	1,474	180	5,159
Total allowance for credit losses	$801	$6,847	$1,474	$180	$9,302

As of September 30, 2024 and December 31, 2023, the amortized cost basis of individually evaluated loans that were deemed to be collateral dependent was $1,578,000 and $0, respectively. All collateral dependent loans as of September 30, 2024 were classified as Residential Real Estate and were collateralized by residential real estate properties.

Age Analysis of Past-Due Loans Receivable

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past-due status as of September 30, 2024 and December 31, 2023:

	September 30, 2024
		30-59	60-89
		Days	Days	90+ Days	Total	Total
(In Thousands)	Current	Past Due	Past Due	Past Due	Past Due	Loans
Commercial and Industrial	$92,201	$447	$379	$566	$1,392	$93,593
Commercial Real Estate	358,478	872	—	949	1,821	360,299
Residential Real Estate	625,363	4,625	3,066	3,217	10,908	636,271
Consumer and other	22,236	175	55	15	245	22,481
	$1,098,278	$6,119	$3,500	$4,747	$14,366	$1,112,644

	December 31, 2023
		30-59	60-89
		Days	Days	90+ Days	Total	Total
(In Thousands)	Current	Past Due	Past Due	Past Due	Past Due	Loans
Commercial and Industrial	$93,879	$129	$233	$37	$399	$94,278
Commercial Real Estate	355,786	2,316	960	740	4,016	359,802
Residential Real Estate	578,802	7,226	1,134	2,122	10,482	589,284
Consumer and other	24,955	86	18	6	110	25,065
	$1,053,422	$9,757	$2,345	$2,905	$15,007	$1,068,429

Non-performing Loans

The following tables present the amortized cost basis of loans on nonaccrual status and loans past due over 90 days still accruing interest as of September 30, 2024 and December 31, 2023:

	September 30, 2024
	Nonaccrual	Nonaccrual		Loans Past
	with no	with	Total	Due over 90 Days	Total
(In Thousands)	ACL	ACL	Nonaccrual	Still Accruing	Nonperforming
Commercial and Industrial	$—	$670	$670	$—	$670
Commercial Real Estate	—	1,904	1,904	—	1,904
Residential Real Estate	1,260	4,407	5,667	148	5,815
Consumer and other	39	77	116	—	116
Total	$1,299	$7,058	$8,357	$148	$8,505

	December 31, 2023
	Nonaccrual	Nonaccrual		Loans Past
	with no	with	Total	Due over 90 Days	Total
(In Thousands)	ACL	ACL	Nonaccrual	Still Accruing	Nonperforming
Commercial and Industrial	$37	$16	$53	$—	$53
Commercial Real Estate	100	693	793	—	793
Residential Real Estate	—	3,151	3,151	294	3,445
Consumer and other	6	9	15	—	15
Total	$143	$3,869	$4,012	$294	$4,306

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

Based on the most recent analysis performed, the following table presents the recorded investment in non-homogenous loans by internal risk rating system as of September 30, 2024 and December 31, 2023:

	September 30, 2024
							Revolving
							Loans
	Term Loans Amortized Cost Basis by Origination Period						Amortized
(In Thousands)	2024	2023	2022	2021	2020	Prior	Cost Basis	Total
Commercial and Industrial
Risk Rating
Pass	$9,630	$10,115	$14,142	$13,856	$8,206	$18,081	$14,757	$88,787
Special Mention	—	97	36	7	369	120	338	967
Substandard	62	170	244	190	—	160	3,013	3,839
Doubtful	—	—	—	—	—	—	—	—
Total	$9,692	$10,382	$14,422	$14,053	$8,575	$18,361	$18,108	$93,593
Current period gross charge-offs	$—	$—	$29	$20	$—	$—	$—	$49

Commercial Real Estate
Risk Rating
Pass	$24,013	$57,552	$61,178	$61,016	$21,000	$107,859	$13,851	$346,469
Special Mention	—	—	2,781	—	275	3,283	166	6,505
Substandard	—	389	1,213	2,453	269	2,305	696	7,325
Doubtful	—	—	—	—	—	—	—	—
Total	$24,013	$57,941	$65,172	$63,469	$21,544	$113,447	$14,713	$360,299
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Total
Risk Rating
Pass	$33,643	$67,667	$75,320	$74,872	$29,206	$125,940	$28,608	$435,256
Special Mention	—	97	2,817	7	644	3,403	504	7,472
Substandard	62	559	1,457	2,643	269	2,465	3,709	11,164
Doubtful	—	—	—	—	—	—	—	—
Total	$33,705	$68,323	$79,594	$77,522	$30,119	$131,808	$32,821	$453,892
Current period gross charge-offs	$—	$—	$29	$20	$—	$—	$—	$49

	December 31, 2023
							Revolving
							Loans
	Term Loans Amortized Cost Basis by Origination Period						Amortized
(In Thousands)	2023	2022	2021	2020	2019	Prior	Cost Basis	Total
Commercial and Industrial
Risk Rating
Pass	$12,342	$16,357	$15,969	$9,681	$2,149	$18,068	$14,463	$89,029
Special Mention	98	82	12	423	125	—	363	1,103
Substandard	193	225	168	15	60	624	2,861	4,146
Doubtful	—	—	—	—	—	—	—	—
Total	$12,633	$16,664	$16,149	$10,119	$2,334	$18,692	$17,687	$94,278
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Real Estate
Risk Rating
Pass	$61,858	$65,974	$66,974	$23,184	$20,199	$100,528	$11,116	$349,833
Special Mention	—	236	—	—	—	404	—	640
Substandard	364	1,648	2,473	277	620	3,471	476	9,329
Doubtful	—	—	—	—	—	—	—	—
Total	$62,222	$67,858	$69,447	$23,461	$20,819	$104,403	$11,592	$359,802
Current period gross charge-offs	$—	$—	$—	$—	$—	$70	$—	$70

Total
Risk Rating
Pass	$74,200	$82,331	$82,943	$32,865	$22,348	$118,596	$25,579	$438,862
Special Mention	98	318	12	423	125	404	363	1,743
Substandard	557	1,873	2,641	292	680	4,095	3,337	13,475
Doubtful	—	—	—	—	—	—	—	—
Total	$74,855	$84,522	$85,596	$33,580	$23,153	$123,095	$29,279	$454,080
Current period gross charge-offs	$—	$—	$—	$—	$—	$70	$—	$70

The Bank monitors the credit risk profile by payment activity for residential real estate, consumer, and other loan classes. Loans past due 90 days or more and loans on nonaccrual status are considered non-performing. Non-performing loans are reviewed quarterly. The following table presents the amortized cost in residential real estate, and consumer and other loans based on payment activity as of September 30, 2024 and December 31, 2023:

	September 30, 2024
							Revolving
							Loans
	Term Loans Amortized Cost Basis by Origination Period						Amortized
(In Thousands)	2024	2023	2022	2021	2020	Prior	Cost Basis	Total
Residential Real Estate
Payment Performance
Performing	$73,013	$84,293	$106,981	$79,524	$56,604	$160,827	$69,214	$630,456
Nonperforming	235	364	1,009	1,282	500	1,536	889	5,815
Total	$73,248	$84,657	$107,990	$80,806	$57,104	$162,363	$70,103	$636,271
Current period gross charge-offs	$—	$—	$45	$—	$—	$45	$—	$90

Consumer and Other
Payment Performance
Performing	$2,205	$4,143	$8,608	$1,446	$582	$1,189	$4,192	$22,365
Nonperforming	—	24	48	—	—	10	34	116
Total	$2,205	$4,167	$8,656	$1,446	$582	$1,199	$4,226	$22,481
Current period gross charge-offs	$—	$7	$21	$1	$8	$12	$—	$49

Total
Payment Performance
Performing	$75,218	$88,436	$115,589	$80,970	$57,186	$162,016	$73,406	$652,821
Nonperforming	235	388	1,057	1,282	500	1,546	923	5,931
Total	$75,453	$88,824	$116,646	$82,252	$57,686	$163,562	$74,329	$658,752
Current period gross charge-offs	$—	$7	$66	$1	$8	$57	$—	$139

	December 31, 2023
							Revolving
							Loans
	Term Loans Amortized Cost Basis by Origination Period						Amortized
(In Thousands)	2023	2022	2021	2020	2019	Prior	Cost Basis	Total
Residential Real Estate
Payment Performance
Performing	$85,542	$111,413	$84,007	$57,696	$28,192	$141,952	$77,037	$585,839
Nonperforming	275	92	536	455	443	1,644	—	3,445
Total	$85,817	$111,505	$84,543	$58,151	$28,635	$143,596	$77,037	$589,284
Current period gross charge-offs	$—	$—	$—	$—	$—	$79	$—	$79

Consumer and Other
Payment Performance
Performing	$5,618	$10,145	$2,330	$990	$394	$1,193	$4,380	$25,050
Nonperforming	5	8	1	—	—	1	—	15
Total	$5,623	$10,153	$2,331	$990	$394	$1,194	$4,380	$25,065
Current period gross charge-offs	$1	$17	$13	$—	$3	$13	$—	$47

Total
Payment Performance
Performing	$91,160	$121,558	$86,337	$58,686	$28,586	$143,145	$81,417	$610,889
Nonperforming	280	100	537	455	443	1,645	—	3,460
Total	$91,440	$121,658	$86,874	$59,141	$29,029	$144,790	$81,417	$614,349
Current period gross charge-offs	$1	$17	$13	$—	$3	$92	$—	$126

Modifications to Borrowers Experiencing Financial Difficulty

Occasionally, the Bank may consider modifying loans to borrowers in financial distress by providing term extension, other-than-significant payment delay or interest rate reduction. In some cases, the Bank provides multiple types of concessions on one loan. Typically, one type of concession, such as an interest rate reduction, is granted initially. If the borrower continues to experience financial difficulty, another concession, such as term extension, may be granted.

For the three and nine months ended September 30, 2024 and 2023, the Bank did not grant any loan modifications to borrowers experiencing financial difficulty.

The carrying amount of foreclosed residential real estate properties held as a result of obtaining physical possession were $70,000 and $0 at September 30, 2024 and December 31, 2023, respectively. The recorded investment of consumer mortgage loans secured by residential real properties for which formal foreclosure proceedings were in process were $1,644,000 and $252,000 at September 30, 2024 and December 31, 2023, respectively.

Concentrations of Credit Risk

Most of the Corporation’s lending activity occurs within the Bank’s primary market area which encompasses Clinton, Columbia, Lycoming, Montour and Eastern Northumberland counties in Northcentral Pennsylvania. The majority of the Corporation’s loan portfolio consists of commercial and consumer real estate loans. As of September 30, 2024 and December 31, 2023, there were no concentrations of loans related to any single industry in excess of 10% of total loans.

5. DEPOSITS

Major classifications of deposits at September 30, 2024 and December 31, 2023 consisted of:

(In Thousands)	September 30, 2024	December 31, 2023
Demand deposits	$269,515	$266,015
Interest-bearing demand deposits	364,459	251,953
Savings	192,644	204,968
Money market	112,319	103,602
Time deposits	351,532	324,131
Total deposits	$1,290,469	$1,150,669

Time deposits of $250,000 or more amounted to $109,517,000 and $94,445,000 as of September 30, 2024 and December 31, 2023, respectively.

6. BORROWED FUNDS

Short-term borrowings include repurchase agreements with customers and advances from the FHLB. As of September 30, 2024, the Bank was approved by the FHLB for borrowings of up to $567,854,000 of which $61,210,000 was outstanding in the form of advances and the FHLB had issued letters of credit on the Bank’s behalf totaling $55,500,000 against its borrowing capacity. Advances from the FHLB are secured by qualifying assets of the Bank. In addition to the outstanding balances noted below, the Bank also has additional lines of credit totaling $19,461,000 available from correspondent banks other than the FHLB. The outstanding balances and related information for short-term borrowings are summarized as follows:

	September 30, 2024
		Maximum	Weighted
	Ending	Month End	Average Rate
(In Thousands)	Balance	Balance	At Period End
Securities sold under agreements to repurchase	$73,025	$185,680	3.91%
Other short-term borrowings	—	34,000	5.18%
Total	$73,025	$219,680	3.91%

	December 31, 2023
		Maximum	Weighted
	Ending	Month End	Average Rate
(In Thousands)	Balance	Balance	At Period End
Securities sold under agreements to repurchase	$189,532	$200,311	4.85%
Other short-term borrowings	63,000	63,000	5.68%
Total	$252,532	$263,311	5.10%

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

The remaining contractual maturity of repurchase agreements in the Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023 is presented in the following tables:

	Remaining Contractual Maturity of the Agreements
	Overnight and			Greater than 90
(In Thousands)	Continuous	Up to 30 Days	30-90 Days	Days	Total
September 30, 2024
Securities sold under agreements to repurchase:
Obligation of U.S. Government Corporations
and Agencies:
Mortgage-backed	$60,236	$—	$—	$—	$60,236
Collateralized mortgage obligations	661	—	—	—	661
Other	4,487	1,542	—	3,099	9,128
Obligation of state and political subdivisions	3,000	—	—	—	3,000
Total borrowings	$68,384	$1,542	$—	$3,099	$73,025

Gross amount of recognized liabilities for repurchase agreements					$73,025
Amounts related to agreements not included in offsetting disclosure above					$—

	Remaining Contractual Maturity of the Agreements
	Overnight and			Greater than 90
(In Thousands)	Continuous	Up to 30 Days	30-90 Days	Days	Total
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

The fair value of securities pledged to secure repurchase agreements may decline. The Corporation manages this risk by having a policy to pledge securities valued at 110% of the gross outstanding balance of repurchase agreements. Securities sold under agreements to repurchase are secured by securities with a carrying amount of $85,285,000 and $219,227,000 at September 30, 2024 and December 31, 2023, respectively.

Long-Term Borrowings

Long-term FHLB borrowings consisted of the following at September 30, 2024 and December 31, 2023:

(In Thousands)	September 30, 2024	December 31, 2023
Loans maturing in 2024 with a weighted-average rate of 4.70%	$5,000	$15,208
Loans maturing in 2025 with a weighted-average rate of 4.79%	15,208	15,208
Loans maturing in 2026 with a weighted-average rate of 4.05%	15,359	15,359
Loans maturing in 2027 with a weighted-average rate of 3.93%	15,417	15,417
Loans maturing in 2028 with a weighted-average rate of 3.85%	10,226	10,229
Total long-term FHLB borrowings	61,210	71,421
Unamortized fair value adjustments	(745)	(973)
Total long-term borrowings	$60,465	$70,448

Note: Weighted-average rates are presented as of September 30, 2024.

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

The following table presents the assets reported on the Consolidated Balance Sheets at their fair value on a recurring basis as of September 30, 2024 and December 31, 2023, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	September 30, 2024
(In Thousands)	Level I	Level II	Level III	Total
Obligation of US Government Corporations and Agencies
Mortgage-backed	$—	$106,547	$—	$106,547
Collateralized mortgage obligations	—	7,617	—	7,617
Other	—	135,362	—	135,362
Obligations of state and political subdivisions	—	85,725	—	85,725
Other debt securities	—	284	—	284
Total available-for-sale debt securities	$—	$335,535	$—	$335,535

Marketable equity securities	$1,303	$—	$—	$1,303

Real estate loans held for sale	$—	$2,192	$—	$2,192

	December 31, 2023
(In Thousands)	Level I	Level II	Level III	Total
Obligation of US Government Corporations and Agencies
Mortgage-backed	$—	$131,340	$—	$131,340
Collateralized mortgage obligations	—	9,018	—	9,018
Other	—	187,712	—	187,712
Obligations of state and political subdivisions	—	84,956	—	84,956
Other debt securities	—	276	—	276
Total available-for-sale debt securities	$—	$413,302	$—	$413,302

Marketable equity securities	$1,295	$—	$—	$1,295

Real estate loans held for sale	$—	$366	$—	$366

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

The following table presents the assets measured on a nonrecurring basis on the Consolidated Balance Sheets at their fair value as of September 30, 2024, and December 31, 2023, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	September 30, 2024
(In Thousands)	Level I	Level II	Level III	Total
Assets Measured on a Non-recurring Basis:
Loans individually evaluated for credit loss	$—	$—	$6,755	$6,755
Foreclosed assets held for sale	—	—	70	70
Total nonrecurring fair value measurements	$—	$—	$6,825	$6,825

	December 31, 2023
(In Thousands)	Level I	Level II	Level III	Total
Assets Measured on a Non-recurring Basis:
Loans individually evaluated for credit loss	$—	$—	$8,136	$8,136

Loans are individually evaluated for credit loss when they do not share similar risk characteristics as similar loans within their loan pool. Foreclosed assets held for sale consist of real estate acquired by foreclosure. Loans individually evaluated for credit loss are reviewed and evaluated on at least a quarterly basis for individual reserve requirements and adjusted accordingly. The following table provides a listing of significant unobservable inputs used in the fair value measurement process for items valued utilizing level III techniques on a nonrecurring basis as of September 30, 2024 and December 31, 2023:

	September 30, 2024
	Quantitative Information about Level III Fair Value Measurements
(In Thousands)	Fair Value Estimate	Valuation Technique	Unobservable Input	Range	Weighted Average
Loans individually evaluated for credit loss:
Commercial Real Estate	$6,436	Discounted cash flows	Charge-off rates	0-100%	21.20%
Residential Real Estate	319	Sales comparison	Discount to appraised value	17-20%	18.00%
Total loans individually evaluated for credit loss	$6,755

Foreclosed assets held for sale:
Residential Real Estate	$70	Sales comparison	Discount to appraised value	31%	30.69%

	December 31, 2023
	Quantitative Information about Level III Fair Value Measurements
(In Thousands)	Fair Value Estimate	Valuation Technique	Unobservable Input	Range	Weighted Average
Loans individually evaluated for credit loss:
Commercial Real Estate	$8,136	Discounted cash flows	Charge-off rates	0-100%	18.22%

At September 30, 2024 and December 31, 2023, the carrying values and fair values of financial instruments that are not recorded at fair value on the Consolidated Balance Sheets are presented in the table below:

	September 30, 2024
	Carrying
(In Thousands)	Amount	Fair Value	Level I	Level II	Level III
Financial assets:
Cash and cash equivalents	$28,069	$28,069	$28,069	$—	$—
Interest-bearing time deposits	249	249	—	249	—
Restricted equity securities	7,529	7,529	—	7,529	—
Loans, net	1,103,229	1,025,028	—	—	1,025,028
Accrued interest receivable	4,840	4,840	—	4,840
Mortgage servicing rights	1,820	2,027	—	—	2,027

Financial liabilities:
Interest-bearing deposits	$1,020,954	$1,018,692	$—	$669,422	$349,270
Noninterest-bearing deposits	269,515	269,515	—	269,515	—
Short-term borrowings	73,025	73,025	—	73,025	—
Long-term borrowings	60,465	59,647	—	—	59,647
Accrued interest payable	2,099	2,099	—	2,099	—

	December 31, 2023
	Carrying
(In Thousands)	Amount	Fair Value	Level I	Level II	Level III
Financial assets:
Cash and cash equivalents	$18,377	$18,377	$18,377	$—	$—
Interest-bearing time deposits	979	982	—	982	—
Restricted equity securities	10,394	10,394	—	10,394	—
Loans, net	1,059,127	972,834	—	—	972,834
Accrued interest receivable	5,362	5,362	—	5,362
Mortgage servicing rights	2,035	2,107	—	—	2,107

Financial liabilities:
Interest-bearing deposits	$884,654	$883,434	$—	$560,521	$322,913
Noninterest-bearing deposits	266,015	266,015	—	266,015	—
Short-term borrowings	252,532	252,532	—	252,532	—
Long-term borrowings	70,448	68,887	—	—	68,887
Accrued interest payable	2,358	2,358	—	2,358	—

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

The ACL consists of two components, a specific component and a general component. The specific component relates to loans that are individually analyzed for impairment. For such loans, an allowance is established when the discounted cash flows, collateral value or observable market price of the loan is lower than the carrying value of that loan. The general component covers all other loans and is based on historical loss experience as adjusted for qualitative factors. The general reserve component of the ACL is based on pools of performing loans segregated by loan segment. Historical loss factors are applied based on historical losses in each risk rating category to determine the appropriate reserve related to those loans.

Although the Corporation’s management uses the best information available, the level of the ACL remains an estimate which is subject to significant judgment and short-term change which could have a significant impact on the Corporation’s financial condition or results of operations. From January 1, 2024 to September 30, 2024, the level of the ACL increased from $9.3 million to $9.4 million and the ACL to total loans decreased from at 0.87% to 0.85%. The Corporation’s ACL is highly sensitive to the methods, assumptions and estimates underlying its calculation. See Note 4 “Loans and Allowance for Credit Losses” within the Corporation’s Notes to the Unaudited Consolidated Financial Statements which are included in Part I of this Quarterly Report on Form 10-Q for additional qualitative and quantitative information about the Corporation’s ACL.

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

For the three and nine months ended September 30, 2024, the Corporation incurred pre-tax merger-related expenses related to the MBF transaction of $43,000 and $340,000, respectively, compared to $757,000 and $1,206,000, respectively, for the three and nine months ended September 30, 2023. Merger-related expenses include voluntary severance and similar expenses as well as expenses related to conversion of MBF’s core banking system into the Corporation’s core system and legal and other professional expenses.

FINANCIAL CONDITION

Total assets at September 30, 2024, were $1.607 billion, a decrease of $32.5 million, or 2.0% from $1.640 billion at December 31, 2023. The change in total assets primarily reflected decreases in available-for-sale debt securities, restricted investment in bank stocks and deferred tax assets, net, partially offset by increases in cash and cash equivalents and loans receivable. Available-for-sale debt securities decreased $77.8 million, restricted investment in bank stocks decreased $2.9 million and deferred tax assets, net, decreased $3.7 million. Cash and cash equivalents increased $9.7 million and gross loans receivable increased $44.2 million. Total liabilities at September 30, 2024, were $1.438 billion, a decrease of $47.9 million, or 3.2% from $1.486 billion at December 31, 2023. Deposit balances increased by $139.8 million, short-term borrowings decreased $179.5 million and long-term borrowings decreased $10.0 million since December 31, 2023.

Total average assets increased 66.0% from $965.3 million for the three months ended September 30, 2023, to $1.602 billion for the three months ended September 30, 2024, primarily related to the MBF merger. Average earning assets were $1.493 billion for the three months ended September 30, 2024 and $898.2 million for the three months ended September 30, 2023. Average interest-bearing liabilities were $1.162 billion for the three months ended September 30, 2024 and $697.6 million for the three months ended September 30, 2023.

Total average assets increased 65.9% from $958.4 million for the nine months ended September 30, 2023, to $1.590 billion for the nine months ended September 30, 2024, primarily related to the MBF merger. Average earning assets were $1.490 billion for the nine months ended September 30, 2024 and $893.5 million for the nine months ended September 30, 2023. Average interest-bearing liabilities were $1.160 billion for the nine months ended September 30, 2024 and $688.8 million for the nine months ended September 30, 2023.

Available-for-sale debt securities decreased $77.8 million to $335.5 million at September 30, 2024 from $413.3 million at December 31, 2023. On January 17, 2024, the Corporation sold available-for-sale debt securities with a total market value of $50.3 million, the proceeds of which were utilized to paydown short-term FHLB borrowings. Securities sold included $34.2 million of US government agency securities, $15.5 million of mortgaged-backed securities and $563,000 of collateralized mortgage obligations. In addition to the securities sold, the Corporation received proceeds from paydowns, calls and maturities of available-for-sale debt securities of $35.9 million during the nine months ended September 30, 2024. Partially offsetting these changes was an increase in fair value of available-for-sale debt securities of $7.9 million for the nine months ended September 30, 2024.

Restricted investment in bank stocks decreased $2.9 million to $7.5 million at September 30, 2024 from $10.4 million at December 31, 2023. This decrease is directly attributable to the decrease in required FHLB stock holdings due to the paydown in short and long-term FHLB borrowings.

Deferred tax assets, net, decreased $3.7 million to $8.9 million at September 30, 2024 from $12.6 million at December 31, 2024. This decrease is primarily related to decreases in deferred tax assets related to unrealized holding losses on available-for-sale debt securities of $1.7 million and purchase accounting adjustments of $2.1 million, respectively, for the nine months ended September 30, 2024.

Cash and cash equivalents increased $9.7 million or 52.7% from $18.4 million at December 31, 2023 to $28.1 million at September 30, 2024. This increase is primarily related to increased excess cash balances held at the federal reserve, increased branch cash levels as well as the timing of items clearing through correspondent bank balances.

Gross loans not held for sale increased 4.1% to $1.113 billion at September 30, 2024 from $1.068 billion at December 31, 2023. This increase is related to strong loan demand in the first nine months of 2024.

Interest-bearing deposits increased $136.3 million to $1.021 billion at September 30, 2024 from $884.7 million at December 31, 2023. Noninterest-bearing deposits increased 1.3% from $266.0 million at December 31, 2023 to $269.5 million at September 30, 2024. The increase in interest-bearing deposits during the nine months ended September 30, 2024 was as a result of a strategic initiative to reposition customer repurchase agreements, which are classified as short-term borrowings, into core deposit accounts. The Bank anticipates a continued migration of customer repurchase accounts from short-term borrowings to interest bearing deposits throughout the remainder of 2024. The increase in noninterest-bearing deposits was as a result of overall organic deposit growth for the nine months ended September 30, 2024.

Short-term borrowings decreased $179.5 million to $73.0 million at September 30, 2024 from $252.5 million at December 31, 2023. This change was primarily related to the migration of customer repurchase agreements as well as a paydown in short-term FHLB borrowings during the quarter as discussed above.

Long-term borrowings were $60.5 million at September 30, 2024 compared to $70.5 million at December 31, 2023. This decrease is primarily related to $10.2 million in long-term borrowing maturities during the nine months ended September 30, 2024.

Total stockholder’s equity increased by $15.5 million, or 10.1%, from $153.8 million at December 31, 2023, to $169.3 million at September 30, 2024. The increase is primarily attributable to earnings, net of cash dividends, along with a decrease in accumulated other comprehensive loss due to changes in the fair values of available-for-sale debt securities. Accumulated other comprehensive loss amounted to $8.8 million as of September 30, 2024 and $15.0 million as of December 31, 2023.

The loan-to-deposit ratio is a key measurement of liquidity. Our loan-to-deposit ratio decreased from 92.0% as of December 31, 2023 to 85.5% as of September 30, 2024 due to the asset/liability mix changes noted above, and remains within internal policy limits.

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

Securities

The Corporation’s investment securities portfolio provides a source of liquidity needed to meet expected loan demand and interest income to increase profitability. Additionally, the investment securities portfolio is used to meet pledging requirements to secure public deposits, customer repurchase agreements and for other purposes. Debt securities are classified as either available-for-sale or held-to-maturity at the time of purchase based on management’s intent. Available-for-sale securities are carried at fair value, with unrealized holding gains and losses reported as a component of stockholders’ equity in accumulated other comprehensive income (loss), net of tax, while held-to-maturity securities are carried at amortized cost. At September 30, 2024 and December 31, 2023, all debt securities were classified as available-for-sale. Equity securities with readily determinable fair values are carried at fair value, with gains and losses due to fluctuations in market value included in the Consolidated Statements of Income. Securities with limited marketability and/or restrictions, such as FHLB of Pittsburgh stock, are carried at cost. Decisions to purchase or sell investment securities are based upon management’s current assessment of long- and short-term economic and financial conditions, including the interest rate environment and asset/liability management, liquidity and tax-planning strategies.

At September 30, 2024, the investment portfolio was comprised principally of available-for-sale debt securities including, fixed-rate, taxable and tax-exempt obligations of state and political subdivisions and fixed-rate and floating-rate securities issued by U.S. government or U.S. government-sponsored agencies, which include agencies, mortgage-backed securities and collateralized mortgage obligations, or CMOs. Additionally, the Corporation holds equity investments in the stock of certain publicly traded bank holding companies. Except for U.S. government and government-sponsored agencies, there were no securities of any individual issuer that exceeded 10.0% of stockholders’ equity as of September 30, 2024.

The majority of the Corporation’s debt securities are fixed-rate instruments and inherently subject to interest rate risk, as the value of fixed-rate securities fluctuates with changes in interest rates. Generally, a security’s value reacts inversely with changes in interest rates. Available-for-sale securities are carried at fair value, with unrealized gains or losses reported in the accumulated other comprehensive income or loss component of stockholder’s equity, net of deferred income taxes. At September 30, 2024, the Corporation reported a net unrealized loss, included in accumulated other comprehensive loss, of $8.8 million, net of deferred income taxes of $2.4 million, a decrease of $3.8 million compared to the net unrealized holding loss of $15.0 million, net of deferred income taxes of $4.0 million, at December 31, 2023. Any future changes in interest rates could result in changes in the fair value of the Corporation’s securities portfolio and capital position. However, accumulated other comprehensive income and loss related to available-for-sale debt securities is excluded from regulatory capital and does not have an impact on the Corporation’s regulatory capital ratios.

The following table presents the carrying value of available-for-sale debt securities, at fair value at September 30, 2024 and December 31, 2023:

	September 30, 2024		December 31, 2023
	Amortized	Fair	Amortized	Fair
(In Thousands)	Cost	Value	Cost	Value
AVAILABLE-FOR-SALE DEBT SECURITIES:
Obligation of U.S.Government Corporations and Agencies:
Mortgage-backed	$117,904	$106,547	$145,196	$131,340
Collateralized mortgage obligations	7,084	7,617	8,515	9,018
Other	140,000	135,362	197,325	187,712
Obligations of state and political subdivisions	81,427	85,725	81,033	84,956
Other debt securites	272	284	267	276
Total available-for-sale debt securities	$346,687	$335,535	$432,336	$413,302

Aggregate Unrealized Loss		$(11,152)		$(19,034)
Aggregate Unrealized Loss as a % of Amortized Cost		(3.2%)		(4.4%)

The following table presents the weighted-average yields on available-for-sale debt securities by major category and maturity period at September 30, 2024. Yields are calculated on the basis of the amortized cost and weighted for the scheduled maturity of each security. Because mortgage-backed securities and collateralized mortgage obligations are not due at a single maturity date, they are not included in the maturity categories in the following summary.

	Within		One-		Five-		After
	One		Five		Ten		Ten
(Dollars In Thousands)	Year	Yield	Years	Yield	Years	Yield	Years	Yield	Total	Yield
AVAILABLE-FOR-SALE DEBT SECURITIES:
Obligation of U.S.Government Corporations and Agencies:
Other	$72,000	0.74%	$68,000	1.14%	$—	—	$—	—	$140,000	0.93%
Obligations of state and political subdivisions	1,312	3.76%	5,915	3.91%	24,757	4.11%	49,443	4.52%	81,427	4.34%
Other debt securities	98	5.24%	88	5.78%	86	5.00%	—	—	272	5.34%
Sub-total	$73,410	0.93%	$74,003	1.48%	$24,843	4.44%	$49,443	4.52%	$221,699	2.31%

Mortgage-backed securities									117,904	1.75%
Collateralized mortgage obligations									7,084	5.29%
Total									$346,687	2.10%

Marketable Equity Securities

At September 30, 2024 and December 31, 2023, the Corporation had $1.3 million in equity securities recorded at fair value. The following is a summary of unrealized and realized gains and losses recognized in net income on equity securities during the three and nine months ended September 30, 2024 and 2023:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(In Thousands)	2024	2023	2024	2023
Net gains (losses) recognized during the period on marketable equity securities	$163	$(118)	$8	$(265)

Less: Net gains (losses) recognized during the period on marketable equity securities sold during the period	—	—	—	—

Unrealized gains (losses) recognized during the period on marketable equity securities still held at the reporting date	$163	$(118)	$8	$(265)

See Note 3 within the Corporation’s Notes to the Unaudited Consolidated Financial Statements which are included in this Quarterly Report on Form 10-Q for more information regarding Corporation’s investment portfolio as of September 30, 2024.

Loans

Gross loans receivable increased 4.1% from $1.068 billion at December 31, 2023 to $1.113 billion at September 30, 2024. The percentage distribution in the loan portfolio is shown in the tables below:

	September 30, 2024		December 31, 2023
(In Thousands)	Amount	%	Amount	%
Commercial and industrial	$93,593	8.4%	$94,278	8.8%
Commercial real estate:
Commercial mortgages	319,722	28.7%	326,152	30.5%
Student housing	40,577	3.6%	33,650	3.1%
Residential real estate:
Rental 1-4 family	57,813	5.2%	54,078	5.1%
1-4 family residential mortgages	578,458	52.0%	535,206	50.1%
Consumer and other	22,481	2.0%	25,065	2.3%
Gross loans	$1,112,644	100.0%	$1,068,429	100.0%

Loan concentrations are considered to exist when there are amounts loaned to a number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. Our lending activity is heavily concentrated in the geographic market areas we serve. This geographic concentration subjects our loan portfolio to the general economic conditions within the state. The risks created by this concentration have been considered by management and are monitored on an ongoing basis. As of September 30, 2024 and December 31, 2023, there were no concentrations of loans exceeding 10% of total loans other than the categories of loans disclosed in the table above. We believe our loan portfolio is diversified relative to industry concentrations across the various loan portfolio categories.

Banking regulators have established guidelines of less than 100% of tier 1 capital plus allowance for credit losses in construction lending and less than 300% of tier 1 capital plus allowance for credit losses in commercial real estate lending that management monitors as part of the risk management process. The construction concentration ratio is a percentage of the outstanding construction and land development loans to total tier 1 capital plus allowance for credit losses. The commercial real estate concentration ratio is a percentage of the outstanding balance of non-owner occupied commercial real estate, multifamily, and construction and land development loans to tier 1 capital plus allowance for credit losses. At September 30, 2024, the Bank’s exposure to commercial real estate was well below these guidelines.

As of September 30, 2024, commercial real estate loans totaled $360.3 million or 32.3% of total gross loans. Of this amount commercial mortgage loans represented $319.7 million or 28.7% of total gross loans and student housing loans represented $40.6 million or 3.6% of total gross loans. The following table presents the distribution of commercial mortgage loans and related percentage of the total loan portfolio as of September 30, 2024 and December 31, 2023:

	September 30, 2024		December 31, 2023
(In Thousands)	Amount	%	Amount	%
Commercial mortgages:
Commercial construction	$24,069	2.2%	$22,530	2.1%
Multifamily	74,281	6.7%	70,750	6.6%
Owner occupied nonfarm nonresidential	93,274	8.4%	100,095	9.4%
Non-owner occupied nonfarm nonresidential	88,902	8.0%	95,403	8.9%
Other commercial	39,196	3.5%	37,374	3.5%
Total commercial mortgages	$319,722	28.7%	$326,152	30.5%

The following table presents the maturity distribution and interest rate information of the loan portfolio by major category as of September 30, 2024:

	As of September 30, 2024

	Fixed-Rate Loans					Variable- or Adjustable-Rate Loans					All Loans
	1 Year	1-5	5-15	>15		1 Year	1-5	5-15	>15
(In Thousands)	or Less	Years	Years	Years	Total	or Less	Years	Years	Years	Total	Total
Commercial and industrial	$4,963	$18,446	$16,040	$50	$39,499	$13,264	$3,938	$20,557	$16,335	$54,094	$93,593
Commercial real estate:
Commercial mortgages	3,197	2,923	16,412	1,438	23,970	12,923	7,986	71,368	203,475	295,752	319,722
Student housing	-	991	2,083	-	3,074	1,653	4,797	16,556	14,497	37,503	40,577
Residential real estate:
Rental 1-4 family	345	151	1,268	246	2,010	2,597	1,796	8,723	42,687	55,803	57,813
1-4 family residential mortgages	4,732	8,906	63,838	39,888	117,364	11,391	2,138	43,020	404,545	461,094	578,458
Consumer and other	1,477	6,927	2,716	518	11,638	40	354	3,494	6,955	10,843	22,481
Total	$14,714	$38,344	$102,357	$42,140	$197,555	$41,868	$21,009	$163,718	$688,494	$915,089	$1,112,644

See Note 4 within the Corporation’s Notes to the Unaudited Consolidated Financial Statements which are included in this Quarterly Report on Form 10-Q for more information regarding the Corporation’s loan portfolio as of September 30, 2024.

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

The following table presents information about non-performing assets, as of September 30, 2024 and December 31, 2023:

Non-performing Assets

	September 30,	December 31,
(dollars in thousands)	2024	2023
Non-accrual loans	$8,357	$4,012
Loans past due 90 days or more and still accruing	148	294
Total non-performing loans	8,505	4,306
Foreclosed assets held for sale	70	170
Total non-performing assets	$8,575	$4,476

Non-performing loans as a percentage of total loans, gross	0.76%	0.40%
Non-performing assets as a percentage of total assets	0.53%	0.27%
Allowance for credit losses as a percentange of total loans, gross	0.85%	0.87%
Allowance for credit losses to non-performing assets	109.80%	207.82%

Total non-performing assets amounted to $8,575,000, or 0.53% of total assets at September 30, 2024, as compared to $4,476,000, or 0.27% of total assets at December 31, 2023. For the nine months ended September 30, 2024, the increase in non-performing assets was primarily attributable to one real estate loan relationship with an aggregate balance of $2,221,000 which was placed on nonaccrual status during the first quarter. This relationship is well secured, and the Bank is working closely with the borrower to bring the relationship to a current status. The Bank does not expect to incur a credit loss related to this relationship at this time.

Allowance for Credit Losses

The allowance for credit losses was $9.4 million at September 30, 2024, compared to $9.3 million at December 31, 2023. The allowance equaled 0.85% of total loans, net of unearned fees and costs and unamortized fair value adjustments, at September 30, 2024 as compared to 0.87% of total loans at December 31, 2023. The allowance for credit losses was analyzed quarterly and reviewed by the Corporation’s Board of Directors. No concentration or apparent deterioration in classes of loans or pledged collateral was evident. Regular loan meetings with the Corporation’s Board of Directors reviewed new loans. Delinquent loans, loan exceptions and certain large loans are addressed by the full Board no less than monthly to determine compliance with policies.

The following tables present the allocation of the allowance for credit losses as of September 30, 2024 and December 31, 2023:

	September 30, 2024			December 31, 2023
(dollars in thousands)	Allowance for Credit Losses	Percent of Allowance	Percent of Loans to Gross Loans	Allowance for Credit Losses	Percent of Allowance	Percent of Loans to Gross Loans
Commercial and industrial	$790	8.4%	8.4%	$801	8.6%	8.8%
Commercial real estate	6,571	69.8%	32.4%	6,847	73.6%	33.7%
Residential real estate	1,772	18.8%	57.2%	1,474	15.8%	55.2%
Consumer and other	282	3.0%	2.0%	180	1.9%	2.3%
Total	$9,415	100.0%	100.0%	$9,302	100.0%	100.0%

See Note 4 within the Corporation’s Notes to the Unaudited Consolidated Financial Statements which are included in this Quarterly Report on Form 10-Q for more information regarding the Corporation’s allowance for credit losses as of September 30, 2024.

Deposits

Deposits are the primary source of funds for the Corporation’s lending and investing activities. The Corporation provides a range of deposit services to businesses and individuals, including noninterest-bearing checking accounts, interest-bearing checking accounts, savings accounts, money market accounts and time deposits. These accounts generally earn interest at rates the Corporation establishes based on market factors and the anticipated amount and timing of funding needs. The establishment or continuity of a core deposit relationship can be a factor in loan pricing decisions. While the Corporation’s primary focus is on establishing customer relationships to attract core deposits, at times, the Corporation may use brokered deposits and other wholesale deposits to supplement its funding sources. As of September 30, 2024, the Corporation held no brokered deposits.

The following tables summarize the average balances outstanding and average interest rates for each major category of deposits for the three and nine month periods ending September 30, 2024 and 2023, respectively:

	For the Three Months Ended
	September 30, 2024		September 30, 2023
	Average	Average	Average	Average	Balance Change
	Balance	Rate	Balance	Rate	Amount	%
(In Thousands)
Non-interest bearing	$263,322	—%	$172,841	—%	$90,481	52.3%
Savings	196,138	0.03	156,701	0.03	39,437	25.2
Interest-bearing demand deposits	352,629	2.31	151,345	0.13	201,284	133.0
Money market deposits	113,131	2.23	42,337	1.48	70,794	167.2
Time deposits	344,704	3.96	129,046	2.06	215,658	167.1
Total deposits	$1,269,924	1.92%	$652,270	0.54%	$617,654	94.7%

	For the Nine Months Ended
	September 30, 2024		September 30, 2023
	Average	Average	Average	Average	Balance Change
	Balance	Rate	Balance	Rate	Amount	%
(In Thousands)
Non-interest bearing	$259,940	—%	$175,167	—%	$84,773	48.4%
Savings	199,776	0.03	162,218	0.03	37,558	23.2
Interest-bearing demand deposits	308,869	1.92	152,140	0.07	156,729	103.0
Money market deposits	109,679	2.08	46,286	1.35	63,393	137.0
Time deposits	337,989	4.01	127,881	1.79	210,108	164.3
Total deposits	$1,216,253	1.79%	$663,692	0.46%	$552,561	83.3%

The Corporation believes its deposit product offerings are properly structured to attract and retain core low-cost deposit relationships. The average cost of interest-bearing deposits for the three months ended September 30, 2024, and 2023, was 1.92% and 0.54%, respectively. The increased cost was primarily attributable to the increases in rates and increased pricing competition.  The average cost of interest-bearing deposits for the nine months ended September 30, 2024, and 2023, was 1.79% and 0.46%, respectively. The increased cost was primarily attributable to the increases in rates and increased pricing competition.

At September 30, 2024, estimated uninsured deposits, or the portion of deposit accounts which exceeded the Federal Deposit Corporation insurance limit, totaled $366.0 million. Of this amount, $155.1 million was collateralized by securities pledged by the Corporation or letters of credit issued through the Federal Home Loan Bank of Pittsburgh. Time deposits of $250,000 or more totaled approximately $109.5 million at September 30, 2024.

See Note 5 within the Corporation’s Notes to the Unaudited Consolidated Financial Statements which are included in this Quarterly Report on Form 10-Q for more information regarding the Corporation’s deposits as of September 30, 2024.

Borrowings

Short-term borrowings consist primarily of securities sold under agreements to repurchase and periodic overnight or short-term Federal Home Loan Bank advances. Average short-term borrowings amounted to 7.9% and 11.8% of total interest-bearing liabilities for the three and nine months ended September 30, 2024, respectively, as compared to 27.7% and 27.2% for the three and nine months ended September 30, 2023, respectively. This change was primarily related to the migration of customer repurchase agreements as well as a paydown in short-term FHLB borrowings during 2024 as discussed above.

Long-term borrowings consist of advances due to the FHLB - Pittsburgh. Under terms of a blanket agreement, the loans are secured by certain qualifying assets of the Bank which consist principally of first mortgage loans. The carrying value of these collateralized items was $820.8 million at September 30, 2024. The Bank has lines of credit with the Federal Reserve Bank Discount Window, FHLB – Pittsburgh, and Atlantic Community Bankers Bank in the aggregate amount of $587.3 million at September 30, 2024. The unused portion of these lines of credit was $469.9 million at September 30, 2024.

See Note 6 within the Corporation’s Notes to the Unaudited Consolidated Financial Statements which are included in this Quarterly Report on Form 10-Q for more information regarding the Corporation’s borrowings as of September 30, 2024.

Capital Resources

Management believes, as of September 30, 2024, that Journey Bank meets all capital adequacy requirements to which it is subject. Management annually performs stress testing on its regulatory capital levels and expects Journey Bank to maintain capital levels that exceed the regulatory standards for well-capitalized institutions for the next 12 months and for the foreseeable future.

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

The following table reflects the Bank’s actual capital amounts and ratios at September 30, 2024 and December 31, 2023:

	Journey Bank		Minimum Required For Capital Adequacy Purposes	Minimum Required For Capital Adequacy Purposes with Conservation Buffer	Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations
(Dollars in Thousands)	Amount	Ratio	Ratio	Ratio	Ratio
September 30, 2024
Total capital (to risk-weighted assets)	$148,279	15.54%	8.00%	10.50%	10.00%

Tier I capital (to risk-weighted assets)	139,258	14.59%	6.00%	8.50%	8.00%

Tier I common equity (to risk-weighted assets)	139,258	14.59%	4.50%	7.00%	6.50%

Tier I capital (to average assets)	139,258	8.82%	4.00%	4.00%	5.00%

Total risk-weighted assets	954,401

Total average assets	1,578,187

	Journey Bank		Minimum Required For Capital Adequacy Purposes	Minimum Required For Capital Adequacy Purposes with Conservation Buffer	Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations
(Dollars in Thousands)	Amount	Ratio	Ratio	Ratio	Ratio
December 31, 2023
Total capital (to risk-weighted assets)	$138,382	14.49%	8.00%	10.50%	10.00%

Tier I capital (to risk-weighted assets)	129,053	13.52%	6.00%	8.50%	8.00%

Tier I common equity (to risk-weighted assets)	129,053	13.52%	4.50%	7.00%	6.50%

Tier I capital (to average assets)	129,053	8.03%	4.00%	4.00%	5.00%

Total risk-weighted assets	954,878

Total average assets	1,607,661

RESULTS OF OPERATIONS

Net income for the quarter ended September 30, 2024 was $5,056,000, or $1.42 per share compared to net income of $1,171,000, or $0.56 per share for the same period in 2023. Net income for the nine months ended September 30, 2024 was $13,799,000, or $3.86 per share compared to $4,573,000, or $2.20 per share for the same period in 2023. The increase in net income for the three and nine months ended September 30, 2024, compared to the same periods in 2023, was primarily attributable to the MBF merger.

Net interest income increased $7.9 million, or 161.2% to $12.8 million for the three months ended September 30, 2024, from $4.9 million for the three months ended September 30, 2023. Non-interest income was $2.7 million for the three months ended September 30, 2024, an increase of $1.2 million, or 78.4%, from $1.5 million for the three months ended September 30, 2023, which primarily related to increases in service charges and fees, gains (losses) on marketable equity securities, interchange fees and other non-interest income. Non-interest expense was $9.4 million for the three months ended September 30, 2024, an increase of $4.1 million, or 77.6%, from $5.3 million for the three months ended September 30, 2023, which was primarily related to increases in expenses related to the MBF merger.

Net interest income increased $22.1 million, or 147.0% to $37.1 million for the nine months ended September 30, 2024, from $15.0 million for the nine months ended September 30, 2023. Non-interest income was $7.7 million for the nine months ended September 30, 2024, an increase of $2.8 million, or 57.9%, from $4.9 million for the nine months ended September 30, 2023, which primarily related to increases in service charges and fees, interchange fees and other non-interest income. Non-interest expense was $28.2 million for the nine months ended September 30, 2024, an increase of $13.3 million, or 88.7%, from $14.9 million for the nine months ended September 30, 2023, which was primarily related to increases in expenses related to the MBF merger.

For the three and nine months ended September 30, 2024, the annualized return on average assets was 1.26% and 1.13%, respectively, compared to 0.63% and 0.69% for the respective periods of 2023. The annualized return on average equity was 12.34% and 11.39%, respectively, for the three and nine months ended September 30, 2024, and 6.78% and 7.35%, respectively, for the comparable periods of 2023. The Corporation declared and paid dividends to holders of common stock of $0.44 per share for the third quarter of 2024 and $1.32 per share for the nine months ended September 30, 2024, compared to $0.43 and $1.28 per share, respectively, for the quarter-to-date and year-to-date periods of 2023.

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

Net interest income on a tax-equivalent basis increased $8.1 million, or 161.9%, to $13.1 million for the three months ended September 30, 2024 from $5.0 million for the comparable period of 2023. The increase in tax-equivalent net interest income primarily reflected an increase in tax equivalent interest income of $12.6 million, or 148.5%, to $21.1 million from $8.5 million, comparing the third quarters of 2024 and 2023, respectively, partially offset by an increase in interest expense of $4.5 million, to $8.0 million for the third quarter of 2024 from $3.5 million for the same quarter of 2023. The tax-equivalent net interest margin, a key measurement used in the banking industry to measure income from earning assets relative to the cost to fund those assets, is calculated by dividing tax-equivalent net interest income by average interest-earning assets. The Corporation’s tax-equivalent net interest margin increased 127 basis points to 3.48% for the third quarter of 2024 from 2.21% for the same quarter of 2023. Additionally, rate spread, the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities shown on a fully tax-equivalent basis, increased 110 basis points to 2.87% for the three months ended September 30, 2024 from 1.77% for the same three months of 2023.

The $12.6 million, or 148.5%, increase in tax-equivalent interest income comparing the three months ended September 30, 2024 and 2023 largely reflected an increase in the tax-equivalent yield on average earning assets, coupled with significant growth in average earning assets related to the MBF merger. The tax-equivalent yield on average earning assets increased 187 basis points to 5.62% for the third quarter of 2024 from 3.75% for the same quarter of 2023, which resulted in a corresponding $5.1 million increase to tax-equivalent interest income. Specifically, the tax-equivalent yield on the loan portfolio increased 167 basis points to 6.64% from 4.97% comparing the third quarters of 2024 and 2023, which was due primarily to net accretion of loan fair value adjustments recorded in conjunction with the MBF merger as well as the continued repricing of existing loans in the Corporation’s portfolio. Additionally, the tax-equivalent yield on the investment portfolio increased 70 basis points to 2.44% for the third quarter of 2024 from 1.74% for the same quarter of 2023. These yield increases resulted in corresponding increases in tax-equivalent interest income of $4.7 million, and $341,000, respectively. Additionally, total average earning assets increased $595.0 million, or 66.2%, to $1.493 billion for the three months ended September 30, 2024, from $898.2 million for the same three months of 2023, which resulted in a corresponding increase in tax-equivalent interest income of $7.5 million. Specifically, average total loans increased $569.9 million, or 102.9%, to $1.124 billion for the third quarter of 2024 from $554.0 million for the same quarter of 2023, which largely reflected the impact of the MBF merger along with strong organic loan demand. The increase in the average loan balances resulted in a corresponding increase to tax-equivalent interest income of $7.1 million comparing the three months ended September 30, 2024, and 2023. Meanwhile, total securities averaged $361.4 million for the third quarter of 2024, an increase of $23.5 million, or 6.9%, from $338.0 million for the same quarter of 2023, which caused a corresponding increase to tax-equivalent interest income of $412,000.

The increase in interest expense of $4.5 million was primarily due to an increase in funding costs, coupled with growth in average interest-bearing liabilities. The Corporation experienced a 76 basis point increase in the cost of funds to 2.75% for the three months ended September 30, 2024, from 1.99% for the same three months of 2023, which resulted in a corresponding increase in interest expense of $3.9 million. The Corporation increased deposit rates and offered promotional certificate of deposit rates in response to rising market rates and increased competition. Specifically, the average rate paid for interest-bearing deposits increased 168 basis points to 2.42% for the third quarter of 2024 from 0.74% for the same period of 2023, resulting in a corresponding increase to interest expense of $3.8 million. The average rates paid on interest bearing demand deposits increased 218 basis points, resulting in a corresponding increase to interest expense of $1.9 million. Comparing the third quarters of 2024 and 2023, the average rates paid for money market deposits and time deposits, increased 75 basis points and 190 basis points, respectively, resulting in corresponding increases to interest expense of $217,000 and $1.7 million, respectively.  Additionally, the Corporation experienced an increase in wholesale borrowing costs. Comparing the three months ended September 30, 2024 and 2023, the average rate paid for borrowed funds increased 9 basis points to 4.83% from 4.74%, respectively, and resulted in a corresponding increase to interest expense of $83,000. Average interest-bearing liabilities increased $464.3 million, or 66.6%, to $1.162 billion for the three months ended September 30, 2024, from $697.6 million for the same three months of 2023. The increase in average interest-bearing liabilities resulted in a corresponding increase to interest expense of $632,000. Average interest-bearing deposits increased $527.2 million, or 110.0%, to $1.007 billion from $479.4 million comparing the third quarters of 2024 and 2023, respectively. The increase in average interest-bearing deposits resulted in a corresponding increase to interest expense of $1.4 million. Average time deposits increased $215.7 million, or 167.1%, to $344.7 million for the three months ended September 30, 2024, from $129.0 million for the same three months of 2023, due to the MBF merger as well as changing customer deposit preferences due to the economic and rate environment continued to result in deposit migration from non-maturity deposits to higher-costing time deposits. The increase in average time deposit balances resulted in additional interest expense of $1.1 million. Partially offsetting the increase in interest expense due to higher deposit balances was a reduction in total borrowings.  Average total borrowings decreased $62.9 million, or 28.8%, to $155.2 million for the third quarter of 2024 compared to $218.1 million for the same quarter of 2023, resulting in a decrease in interest expense of $805,000.

On a year-to-date basis, tax equivalent net interest income increased $22.6 million, or 148.0%, to $37.9 million for the nine months ended September 30, 2024, from $15.3 million for the comparable period of 2023. The increase in tax-equivalent net interest income for the year-to-date period was largely due to a $37.5 million, or 154.5%, increase in tax equivalent interest income, to $61.7 million, from $24.3 million for 2023, partially offset by an increase in interest expense of $14.8 million, or 165.7%, to $23.8 million for the nine months ended September 30, 2024, from $9.0 million for the nine months ended September 30, 2023. Similar to the quarterly period, the $22.6 million or 148.0%, increase in year-to-date tax equivalent interest income was primarily due to higher earning-asset yields, coupled with an increase in average earning assets balances primarily related to the MBF merger. The tax-equivalent yield on average earning assets increased 191 basis points to 5.54% for the first nine months of 2024 from 3.63% for the same period in 2023, which resulted in a corresponding increase of $22.6 million to tax-equivalent interest income. The tax-equivalent yield on loans increased 174 basis points, while the tax-equivalent yield on investments increased 77 basis points comparing the year-to-date periods of 2024 and 2023, which resulted in corresponding increases in tax-equivalent interest income of $21.2 million and $1.3 million, respectively. Regarding earning-asset volumes, total average earning assets increased $596.0 million, or 66.7%, to $1.490 billion for the nine months ended September 30, 2024, from $893.5 million for the same period of 2023, which resulted in a corresponding increase in tax-equivalent interest income of $14.9 million. Similar to the quarterly period, this was primarily due to an increase in average total loans which increased $564.5 million, or 103.3%, to $1.111 billion for the nine months ended September 30, 2024, from $546.2 million` for the same comparable period of 2023, which was primarily as a result of the MBF merger and strong organic loan demand. This increase resulted in a corresponding increase in tax-equivalent interest income of $13.7 million.

The $14.8 million, or 165.7%, increase in year-to-date interest expense was largely due to higher funding costs, coupled with an increase in average interest-bearing liabilities related to the MBF merger. The Corporation experienced a 100 basis point increase in the cost of interest-bearing liabilities to 2.74% for the first nine months of 2024 compared to 1.74% for the same period of 2023, which resulted in a corresponding increase to interest expense of $12.5 million. For the nine months ended September 30, 2024, the cost of interest-bearing deposits increased 165 basis points, to 2.28%, compared to 0.63% for the nine months ended September 30, 2023. This resulted in a corresponding increase to interest expense of $11.7 million. Average interest-bearing liabilities increased $471.4 million, or 68.4%, to $1.160 billion for the nine months ended September 30, 2024, from $688.8 million for the same nine months of 2023, resulting in a corresponding increase to interest expense of $2.4 million. Comparing the year-to-date periods of 2024 and 2023, average interest-bearing deposits increased $467.8 million, or 95.8%, to $956.3 million from $488.5 million, respectively, increasing interest expense by $2.4 million. Average total borrowings increased $3.6 million, or 1.8%, to $203.9 million for the nine months ended September 30, 2024 compared to $200.3 million for the same period of 2023, resulting in an increase in interest expense of $23,000.

The following Average Balance Sheet and Rate Analysis tables presents the average assets, actual income or expense and the average yield on assets, liabilities and stockholders' equity for the three and nine months ended September 30, 2024 and 2023.

AVERAGE BALANCE SHEET AND RATE ANALYSIS

THREE MONTHS ENDED SEPTEMBER 30,

	2024			2023
(In Thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS:	(1)			(1)
Tax-exempt loans	$43,579	$524	4.78%	$30,105	$307	4.05%
All other loans	1,080,350	18,234	6.71%	523,896	6,629	5.02%
Total loans (2)(3)(4)	1,123,929	18,758	6.64%	554,001	6,936	4.97%

Taxable securities	282,418	1,184	1.67%	323,105	1,333	1.65%
Tax-exempt securitites (3)	79,028	1,037	5.22%	14,893	135	3.63%
Total securities	361,446	2,221	2.44%	337,998	1,468	1.74%

Federal funds sold	—	—	0.00%	2	—	0.00%
Interest-bearing deposits in other banks	7,746	110	5.65%	6,163	84	5.41%

Total interest-earning assets	1,493,121	21,089	5.62%	898,164	8,488	3.75%

Other assets	108,904			67,141

TOTAL ASSETS	$1,602,025			$965,305

LIABILITIES :
Savings	$196,138	15	0.03%	$156,701	12	0.03%
Now deposits	352,629	2,051	2.31%	151,345	51	0.13%
Money market deposits	113,131	635	2.23%	42,337	157	1.48%
Time deposits	344,704	3,432	3.96%	129,046	671	2.06%
Total interest-bearing deposits	1,006,602	6,133	2.42%	479,429	892	0.74%

Short-term borrowings	91,431	1,093	4.76%	193,126	2,337	4.80%
Long-term borrowings	63,814	791	4.93%	25,022	268	4.25%
Total borrowings	155,245	1,884	4.83%	218,148	2,605	4.74%

Total interest-bearing liabilities	1,161,847	8,017	2.75%	697,577	3,497	1.99%
Noninterest-bearing deposits	263,322			172,841
Other liabilities	13,836			5,028
Stockholders' equity	163,020			89,859
TOTAL LIABILITIES AND STOCKHOLDERS ' EQUITY	$1,602,025			$965,305

Interest rate spread (6)			2.87%			1.77%
Net interest income/margin (5)		$13,072	3.48%		$4,991	2.21%

(1)	Average volume information was compared using daily averages for interest-earning and bearing accounts.

(2)	Interest on loans includes loan fee income.

(3)	Tax exempt interest revenue is shown on a tax-equivalent basis using a statutory federal income tax rate of 21 percent for 2024 and 2023.

(4)	Nonaccrual loans have been included with loans for the purpose of analyzing net interest earnings.

(5)	Net interest margin is computed by dividing annualized tax-equivalent net interest income by total interest earning assets.

(6)	Interest rate spread represents the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.

AVERAGE BALANCE SHEET AND RATE ANALYSIS NINE MONTHS ENDED SEPTEMBER 30,

	2024			2023
(In Thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS:	(1)			(1)
Tax-exempt loans	$41,312	$1,375	4.45%	$30,423	$853	3.75%
All other loans	1,069,391	53,231	6.65%	515,801	18,862	4.89%
Total loans (2)(3)(4)	1,110,703	54,606	6.57%	546,224	19,715	4.83%

Taxable securities	294,122	3,792	1.72%	328,166	3,863	1.57%
Tax-exempt securitites (3)	78,865	3,092	5.24%	14,772	504	4.55%
Total securities	372,987	6,884	2.47%	342,938	4,367	1.70%

Federal funds sold	—	—	0.00%	5	—	0.00%
Interest-bearing deposits in other banks	5,875	238	5.41%	4,353	169	5.19%

Total interest-earning assets	1,489,565	61,728	5.54%	893,520	24,251	3.63%

Other assets	100,828			64,895

TOTAL ASSETS	$1,590,393			$958,415

LIABILITIES :
Savings	$199,776	46	0.03%	$162,218	36	0.03%
Now deposits	308,869	4,450	1.92%	152,140	82	0.07%
Money market deposits	109,679	1,706	2.08%	46,286	467	1.35%
Time deposits	337,989	10,151	4.01%	127,881	1,714	1.79%
Total interest-bearing deposits	956,313	16,353	2.28%	488,525	2,299	0.63%

Short-term borrowings	137,198	5,017	4.88%	187,266	6,248	4.46%
Long-term borrowings	66,695	2,436	4.88%	13,026	414	4.25%
Total borrowings	203,893	7,453	4.88%	200,292	6,662	4.45%

Total interest-bearing liabilities	1,160,206	23,806	2.74%	688,817	8,961	1.74%

Noninterest-bearing deposits	259,940			175,167
Other liabilities	13,065			4,618
Stockholders' equity	157,182			89,813
TOTAL LIABILITIES AND STOCKHOLDERS ' EQUITY	$1,590,393			$958,415
Interest rate spread (6)			2.79%			1.89%
Net interest income/margin (5)		$37,922	$3.40%		$15,290	2.29%

(1)	Average volume information was compared using daily averages for interest-earning and bearing accounts.

(2)	Interest on loans includes loan fee income.

(3)	Tax exempt interest revenue is shown on a tax-equivalent basis using a statutory federal income tax rate of 21 percent for 2024 and 2023.

(4)	Nonaccrual loans have been included with loans for the purpose of analyzing net interest earnings.

(5)	Net interest margin is computed by dividing annualized tax-equivalent net interest income by total interest earning assets.

(6)	Interest rate spread represents the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.

Reconcilement of Taxable Equivalent Net Interest Income
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
(In Thousands)
Total interest income	$20,791	$8,388	$60,875	$23,966
Total interest expense	8,017	3,497	23,806	8,961

Net interest income	12,774	4,891	37,069	15,005
Tax equivalent adjustment	298	100	853	285

Net interest income (fully taxable equivalent)	$13,072	$4,991	$37,922	$15,290

Rate/Volume Analysis

To enhance the understanding of the effects of volumes (the average balance of earning assets and costing liabilities) and average interest rate fluctuations on the Consolidated Balance Sheets as it pertains to net interest income, the table below reflects these changes for the three and nine months ended September 30, 2024 versus the three and nine months ended September 30, 2023:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024 vs 2023 Increase (Decrease) Due to			2024 vs 2023 Increase (Decrease) Due to
(In Thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Loans, tax-exempt	$136	$81	$217	$203	$319	$522
Loans	6,945	4,660	11,605	13,461	20,908	34,369
Taxable investment securities	(167)	18	(149)	(266)	195	(71)
Tax-exempt investment securities	579	323	902	1,450	1,138	2,588
Federal funds sold	—	—	—	—	—	—
Interest bearing deposits	21	5	26	39	30	69
Total interest-earning assets	7,514	5,087	12,601	14,887	22,590	37,477

Interest expense:
Savings	3	—	3	6	4	10
NOW deposits	67	1,933	2,000	56	4,312	4,368
Money market deposits	261	217	478	425	814	1,239
Time deposits	1,106	1,655	2,761	1,872	6,565	8,437
Short-term borrowings	(1,215)	(30)	(1,245)	(1,111)	(120)	(1,231)
Long-term borrowings, FHLB	410	113	523	1,134	888	2,022
Total interest-bearing liabilities	632	3,888	4,520	2,382	12,463	14,845
Change in net interest income	$6,882	$1,199	$8,081	$12,505	$10,127	$22,632

Provision (Credit) for Credit Losses - Loans

For the three and nine months ended September 30, 2024, the Corporation recorded a $151,000 and $288,000 provision for credit losses on loans, respectively, compared to a $172,000 and $594,000 credit, respectively, for the three and nine months ended September 30, 2023. For the three and nine months ended September 30, 2024, the provision for credit losses primarily reflects an increase in volume in the loan portfolio along with changes in qualitative factors. For the three and nine months ended September 30, 2023, the credit was primarily related to improved economic forecasts and ongoing low charge-off experience.

See Note 4 within the Corporation’s Notes to the Unaudited Consolidated Financial Statements which are included in this Quarterly Report on Form 10-Q for more information regarding the Corporation’s allowance for credit losses as of September 30, 2024.

Non-interest Income

Total non-interest income increased $1.2 million or 78.4% to $2.7 million for the three months ended September 30, 2024, compared to the three months ended September 30, 2023. Service charges and fees increased $250,000 due to an increased number of accounts and increased transaction volumes due to the MBF merger. Earnings on bank-owned life insurance increased $123,000 or 108.8% from $113,000 to $236,000 due to an increase in cash surrender values related to the MBF merger. Gains (losses) on marketable equity securities increased $281,000 or 238.1% due to an increase in the fair value of equity securities held during the third quarter. Interchange fees increased $236,000 or 55.1% due to an increase in the volume of transactions due to the MBF merger and continued increase in electronic payments. Other non-interest income increased $201,000 or 94.4% due primarily to increases in merchant services income and secondary market mortgage servicing fees.

For the nine months ended September 30, 2024, total non-interest income increased $2.8 million or 57.9% to $7.7 million, compared to $4.9 million for the nine months ended September 30, 2023. Similar to the quarterly period, increases in service charges and fees, earnings on bank-owned life insurance and interchange fees of $493,000, $357,000 and $676,000, respectively, were all related to the MBF merger. Gains (losses) on marketable equity securities increased $273,000 or 103.0% due to an increase in the fair value of equity securities held during the nine months ended September 30, 2024. Other non-interest income increased $746,000 or 100.4% due primarily to incentives received in conjunction with the launch of a debit card reissuance project as well as a governmental grant recorded in the first quarter in conjunction with the completion of a solar energy project.

	For the Three Months Ended
	September 30, 2024		September 30, 2023		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Service charges and fees	$727	26.8%	$477	31.3%	$250	52.4%
Gain on sale of loans	75	2.8	68	4.5	7	10.3
Earnings on bank-owned life insurance	236	8.7	113	7.4	123	108.8
Brokerage	193	7.1	146	9.6	47	32.2
Trust	243	9.0	195	12.8	48	24.6
Gains (losses) on marketable equity securities	163	6.0	(118)	(7.8)	281	238.1
Realized losses on available-for-sale debt securities, net	—	—	—	—	—	—
Interchange fees	664	24.5	428	28.1	236	55.1
Other non-interest income	414	15.1	213	14.1	201	94.4
Total non-interest income	$2,715	100.0%	$1,522	100.0%	$1,193	78.4%

	For the Three Months Ended
	September 30, 2024		September 30, 2023		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Service charges and fees	$2,009	26.2%	$1,516	31.2%	$493	32.5%
Gain on sale of loans	244	3.2	193	4.0	51	26.4
Earnings on bank-owned life insurance	692	9.0	335	6.9	357	106.6
Brokerage	609	7.9	425	8.8	184	43.3
Trust	653	8.5	613	12.6	40	6.5
Gains (losses) on marketable equity securities	8	0.1	(265)	(5.5)	273	103.0
Realized losses on available-for-sale debt securities, net	(8)	(0.1)	—	—	(8)	100.0
Interchange fees	1,970	25.7	1,294	26.7	676	52.2
Other non-interest income	1,489	19.5	743	15.3	746	100.4
Total non-interest income	$7,666	100.0%	$4,854	100.0%	$2,812	57.9%

Non-interest Expense

Total non-interest expense increased $4.1 million or 77.6% from $5.3 million for the three months ended September 30, 2023, to $9.4 million for the three months ended September 30, 2024. The MBF merger has contributed significantly to increases in all components of non-interest expense. Salaries and employee benefits increased $2.4 million, occupancy increased $318,000, Pennsylvania shares tax increased $309,000, data processing and telecommunications increased $487,000 and other non-interest expense increased $417,000. All of these increases relate to the closing of the MBF merger on November 11, 2023. Merger-related expenses totaled $43,000 and amortization of intangibles totaled $558,000 for the three months ended September 30, 2024, compared to $757,000 and $0 for the three months ended September 30, 2023.

For the nine months ended September 30, 2024, total non-interest expense increased $13.3 million or 88.7% to $28.2 million, compared to $14.9 million for the nine months ended September 30, 2023. Similar to the quarterly period, increases in salaries and employee benefits, occupancy, Pennsylvania shares tax, data processing and telecommunications and other non-interest expense of $6.8 million, $874,000, $457,000, $1.6 million and $1.4 million, respectively, were all related to the closing of the MBF merger on November 11, 2023. Merger-related expenses totaled $340,000 and amortization of intangibles totaled $1.7 million for the nine months ended September 30, 2024, compared to $1.2 million and $0 for the nine months ended September 30, 2023.

One standard to measure non-interest expense is to express annualized non-interest expense as a percentage of average total assets. For the three and nine months ended September 30, 2024 this percentage was 2.50% and 2.53%, respectively, compared to 2.35% and 2.24%, respectively, for the three and nine months ended September 30, 2023.

	For the Three Months Ended
	September 30, 2024		September 30, 2023		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Salaries and employee benefits	$4,704	50.2%	$2,275	43.1%	$2,429	106.8%
Occupancy	644	6.9	326	6.2	318	97.5
Furniture and equipment	448	4.8	305	5.8	143	46.9
Pennsylvania shares tax	251	2.7	(58)	(1.1)	309	532.8
Professional fees	359	3.8	316	6.0	43	13.6
Director's fees	103	1.1	72	1.4	31	43.1
Federal deposit insurance	187	2.0	110	2.1	77	70.0
Data processing and telecommunications	848	9.1	361	6.8	487	134.9
Automated teller machine and interchange	107	1.1	111	2.1	(4)	(3.6)
Merger-related expenses	43	0.5	757	14.4	(714)	(94.3)
Amortization of intangibles	558	6.0	—	—	558	100.0
Other non-interest expense	1,115	11.8	698	13.2	417	59.7
Total non-interest expense	$9,367	100.0%	$5,273	100.0%	$4,094	77.6%

	For the Three Months Ended
	September 30, 2024		September 30, 2023		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%

Salaries and employee benefits	$14,146	50.2%	$7,307	48.9%	$6,839	93.6%
Occupancy	1,843	6.5	969	6.5	874	90.2
Furniture and equipment	1,238	4.4	872	5.8	366	42.0
Pennsylvania shares tax	691	2.4	234	1.6	457	195.3
Professional fees	1,135	4.0	838	5.6	297	35.4
Director's fees	342	1.2	227	1.5	115	50.7
Federal deposit insurance	595	2.1	327	2.2	268	82.0
Data processing and telecommunications	2,672	9.5	1,064	7.1	1,608	151.1
Automated teller machine and interchange	475	1.7	221	1.5	254	114.9
Merger-related expenses	340	1.2	1,206	8.1	(866)	(71.8)
Amortization of intangibles	1,656	5.9	—	—	1,656	100.0
Other non-interest expense	3,074	10.9	1,682	11.2	1,392	82.8
Total non-interest expense	$28,207	100.0%	$14,947	100.0%	$13,260	88.7%

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

The Bank reviews cash flow projections regularly and updates them in order to maintain liquid assets at levels believed to meet the requirements of normal operations, including loan commitments and potential deposit outflows from maturing certificates of deposit and savings withdrawals. While deposits and securities sold under agreements to repurchase are its primary source of funds, when needed it is also able to generate cash through borrowings from the FHLB. At September 30, 2024, the Bank had remaining available capacity with FHLB, subject to certain collateral restrictions, of $451.1 million.

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

The statement of cash flows presents the change in cash and cash equivalents from operating, investing and financing activities. Cash and due from banks and interest-bearing deposits in other banks, which comprise cash and cash equivalents, are the Corporation’s most liquid assets. Cash and cash equivalents totaled $28.1 million at September 30, 2024, an increase of $9.7 million, or 52.7%, from $18.4 million at December 31, 2023, as net cash inflows from operating and investing activities were greater than net cash outflows from financing activities.

Net cash inflows from investing activities provided $52.8 million of cash and cash equivalents during the nine months ended September 30, 2024. Accounting for the majority of the net cash inflows was $86.2 million related to proceeds from sales, paydowns, calls and maturities of available-for-sale debt securities. This was partially offset by a net increase in loans and leases of $36.5 million, which reflected strong demand. Financing activities used $55.5 million in net cash, which resulted primarily from a decrease in short-term borrowings, consisting of customer repurchase agreements and short-term FHLB borrowings, of $179.5 million. These outflows were offset by a $138.8 million increase in deposits. These changes were primarily related to a strategic initiative to reposition customer repurchase agreements into core deposit accounts. Operating activities include net income, adjusted for the effects of non-cash transactions including, among others, depreciation and amortization and the provision for credit losses, and is the primary source of cash flows from operations. For the nine months ended September 30, 2024, operating activities provided the Corporation with $12.4 million in net cash, which primarily reflected net income of $13.8 million.

The Corporation regularly analyzes its ability to generate adequate amounts of cash to meet its short and long-term cash requirements and plans. As part of its quarterly asset liability management procedures, the Corporation performs liquidity cash flow forecasts in various base level and stress scenarios to monitor future cash needs. As of September 30, 2024, the Corporation is expected to maintain a level cash balance over the next 12 months. The Corporation has not identified any known demands, commitments, events or uncertainties that would result or that are reasonably likely to result in its liquidity position materially increasing or decreasing over the next 12 months. The Corporation’s long-term cash needs are regularly analyzed through its strategic planning process, which includes a detailed review of liquidity and funding needs.

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

One major objective of the Bank when managing the rate sensitivity of its assets and liabilities is to stabilize net interest income. The management of and authority to assume interest rate risk is the responsibility of the Bank's ALCO, which is comprised of senior management and Board members. ALCO meets quarterly to monitor the ratio of interest sensitive assets to interest sensitive liabilities. The process to review interest rate risk management is a regular part of management of the Bank. Consistent policies and practices of measuring and reporting interest rate risk exposure, particularly regarding the treatment of noncontractual assets and liabilities, are in effect. In addition, there is an annual process to review the interest rate risk policy with the Board of Directors which includes limits on the impact to earnings from shifts in interest rates.

The ratio between assets and liabilities repricing in specific time intervals is referred to as an interest rate sensitivity gap. Interest rate sensitivity gaps can be managed to take advantage of the slope of the yield curve as well as forecasted changes in the level of interest rate changes.

To manage the interest sensitivity position, an asset/liability model called "gap analysis" is used to monitor the difference in the volume of the Bank's interest sensitive assets and liabilities that mature or reprice within given periods. A positive gap (asset sensitive) indicates that more assets reprice during a given period compared to liabilities, while a negative gap (liability sensitive) has the opposite effect. The Bank employs computerized net interest income simulation modeling to assist in quantifying interest rate risk exposure. This process measures and quantifies the impact on net interest income through varying interest rate changes and balance sheet compositions. The use of this model assists the ALCO to gauge the effects of the interest rate changes on interest sensitive assets and liabilities in order to determine what impact these rate changes will have upon our net interest spread. At Setptember 30, 2024, our cumulative gap positions were within the internal risk management guidelines.

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

The following table illustrates the simulated impact of parallel and instantaneous interest rate shocks of +100, +200, +300, -100, -200, and -300 basis points on net interest income and the change in economic value over a one-year time horizon from the September 30, 2024 levels:

	Rates +100		Rates +200		Rates +300		Rates -100		Rates -200		Rates -300
	Simulation Results	Policy Limit	Simulation Results	Policy Limit	Simulation Results	Policy Limit	Simulation Results	Policy Limit	Simulation Results	Policy Limit	Simulation Results	Policy Limit
Earnings at risk:
Percent change in net interest income	7.15%	-10.00%	2.33%	-15.00%	-2.74%	-20.00%	13.86%	-10.00%	14.14%	-15.00%	13.72%	-20.00%

Economic value at risk:
Percent change in economic value of equity	-7.19%	-15.00%	-15.43%	-25.00%	-24.49%	-30.00%	4.68%	-15.00%	6.51%	-25.00%	7.73%	-30.00%

Model results from the simulation at September 30, 2024 indicated that the Bank was projected to see an increase in net interest income over a one-year horizon in any of the rate shock scenarios, with the exception of the +300 scenario, which showed a 2.74% decrease. The percent change in EVE is expected to decrease in all rates up scenarios and increase in all rates down scenarios. All modeled exposures to net interest income and EVE for the next twelve-month horizon are within internal ALCO policy guidelines.

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

IMPACT OF INFLATION AND CHANGING PRICES

The preparation of financial statements in conformity with U.S. GAAP requires management to measure the Corporation’s financial position and operating results primarily in terms of historic dollars. Changes in the relative value of money due to inflation or recession are generally not considered. The primary effect of inflation on the Corporation's operations is primarily related to increases in operating expenses. Management considers changes in interest rates to impact our financial condition and results of operations to a far greater degree than changes in prices due to inflation. Although interest rates are greatly influenced by changes in the inflation rate, they do not necessarily change at the same rate or in the same magnitude as the inflation rate. The Corporation manages interest rate risk in several ways. There can be no assurance that the Corporation will not be materially adversely affected by future changes in interest rates, as interest rates are highly sensitive to many factors that are beyond its control. Additionally, inflation may adversely impact the financial condition of the Corporation's borrowers and could impact their ability to repay their loans, which could negatively affect the Corporation's asset quality through higher delinquency rates and increased charge-offs. Management will carefully consider the impact of inflation and rising interest rates on the Corporation’s borrowers in managing credit risk related to the loan portfolio.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The information called for by this item can be found at Part I Item 2 of this Report on Form 10-Q under the caption “Interest Rate Risk Management” and is incorporated in its entirety by reference under this Item 3.

Item 4. Controls and Procedures

Our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), based on their evaluation of these controls and procedures as of the end of the period covered by this Report, were effective as of such date at the reasonable assurance level as discussed below to ensure that information required to be disclosed by us in the reports we file under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

The CEO and CFO have evaluated the changes to our internal controls over financial reporting that occurred during our fiscal Quarter Ended September 30, 2024, as required by paragraph (d) of Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended, and have concluded that there were no changes that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II Other Information

Item 1. Legal Proceedings

At September 30, 2024, the Corporation was not involved in any legal proceedings, other than routine legal proceedings in the ordinary course of business which involve amounts which, in the aggregate, are believed by management to be immaterial to the financial condition of the Corporation. In addition, no material proceedings are pending or are known to be threatened or contemplated against the Corporation by government authorities.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in Item 1A of the Corporation’s Form 10-K filed March 12, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None

(b)	Not applicable

(c)	Effective May 14, 2024, the Corporation’s Board of Directors authorized a new treasury stock repurchase program. Under the program, the Corporation was authorized to repurchase up to 178,614 shares of the Corporation’s common stock. During the third quarter 2024, the Corporation did not repurchase any shares of its common stock.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

(a)	None

(b)	None

(c)	During the three months ended September 30, 2024, no director or officer of the Corporation adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.

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

31.1   Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2   Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1   Section 1350 Certification of Chief Executive Officer

32.2   Section 1350 Certification of Chief Financial Officer

101    The following materials from the Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2024, formatted in XBRL (Extensible Business Reporting Language); (i) the Consolidated Balance Sheets (unaudited), (ii) the Consolidated Statements of Income (unaudited), (iii) the Consolidated Statements of Comprehensive Income (Loss) (unaudited), (iv) the Consolidated Statements of Changes in Stockholders’ Equity (unaudited), (v) the Consolidated Statements of Cash Flows (unaudited), and (vi) the Notes to Unaudited Consolidated Financial Statements.

104 Cover Page for Interactive Data File (embedded with the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Muncy Columbia Financial Corporation

(Registrant)

By:	/s/ Lance O. Diehl	Date: November 8, 2024
Lance O. Diehl President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Joseph K. O’Neill, Jr.	Date: November 8, 2024
Joseph K. O’Neill, Jr. Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)