Form 10-K
period 2024-12-31
MUNCY COLUMBIA FINANCIAL Corp
filed 2025-03-07
CIK 731122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year-ended December 31, 2024

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the registrant’s common stock held by non-affiliates at June 30, 2024, the registrant’s most recently completed second fiscal quarter, was $106,520,960.

The number of shares of common stock outstanding at March 7, 2025 was 3,532,713.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the annual meeting of its shareholders to be held April 22, 2025 are incorporated by reference into Parts III and IV of this Annual Report on Form 10-K. Except as expressly incorporated by reference, the registrant’s definitive proxy statement shall not be deemed to be part of this report.

MUNCY COLUMBIA FINANCIAL CORPORATION

FORM 10-K

PART I

Item 1. Business

General

Muncy Columbia Financial Corporation (the “Corporation”) is a registered financial holding company, bank holding company, and Pennsylvania business corporation, headquartered in Bloomsburg, Pennsylvania. The Corporation has one wholly-owned bank subsidiary, Journey Bank (the “Bank”). A substantial part of the Corporation’s business consists of the management and supervision of the Bank. The Corporation’s principal source of income is dividends paid by the Bank. At December 31, 2024, the Corporation, on a consolidated basis, had approximately:

●	$1.6 billion in total assets;

●	$1.1 billion in gross loans;

●	$1.3 billion in deposits; and

●	$166 million in stockholders’ equity.

The Corporation and Bank were formed through a merger in 2023. On April 18, 2023, CCFNB Bancorp, Inc. (“CCFNB”) and Muncy Bank Financial, Inc. (“MBF”) jointly announced the signing of a definitive merger agreement to combine the two companies in a strategic merger of equals. Effective November 11, 2023, the merger was completed. Under the terms of the Merger Agreement, (i) MBF merged with and into CCFNB, with CCFNB being the surviving entity, and (ii) The Muncy Bank & Trust Company merged with and into CCFNB’s wholly-owned banking subsidiary, First Columbia Bank & Trust Co. (“First Columbia Bank”), with First Columbia Bank being the surviving bank (the “Mergers”). In connection with the Mergers, CCFNB changed its name to Muncy Columbia Financial Corporation and First Columbia Bank changed its name to Journey Bank. Total purchase consideration was $55.1 million, including 1,488,960 shares of the Corporation’s common stock issued with a value of $55,092,000 and cash of $9,000 paid for fractional shares. Holders of MBF common stock prior to the consummation of the merger held approximately 41.7% of the Corporation’s common stock outstanding immediately following the merger.

The Bank is a state-chartered, nonmember bank, whose deposits are insured by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation (“FDIC”). The Bank is a full-service commercial bank providing a range of services and products, including time and demand deposit accounts, consumer, commercial and mortgage loans to individuals and small to medium-sized businesses in its Northcentral Pennsylvania market area. The Bank also operates a full-service trust department and offers brokerage services through a third-party networking agreement. At December 31, 2024, the Bank had twenty-two branch banking offices located in the Pennsylvania counties of Clinton, Columbia, Lycoming, Montour and Northumberland.

Management has determined that the Corporation has one reportable segment, “Community Banking.” All of the Corporation’s activities are interrelated, and each activity is dependent and assessed based on how each of the activities of the Corporation supports the others. The Corporation considers its branch banking offices to be a single reporting segment, because these branches have similar:

●	economic characteristics,

●	products and services,

●	operating processes,

●	delivery systems,

●	customer bases, and

●	regulatory oversight.

As of December 31, 2024, the Corporation had 236 employees on a full-time equivalent basis. The Corporation and the Bank are not parties to any collective bargaining agreement and employee relations are considered to be good.

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

The new rules include a new minimum ratio of common equity tier 1 capital to risk-weighted assets of 4.5% and a common equity tier 1 capital conservation buffer of 2.5% of risk-weighted assets, raise the minimum ratio of tier 1 capital to risk-weighted assets from 4% to 6% and include a minimum leverage ratio of 4%. Both the Corporation and the Bank comply with these ratios. The new rules also implement strict eligibility criteria for regulatory capital instruments and improve the methodology for calculating risk-weighted assets to enhance risk sensitivity.

During 2018, the FRB raised the threshold of its “Small Bank Holding Company” exemption to the application of consolidated capital requirements for qualifying small bank holding companies from $1 billion to $3 billion of consolidated assets. Consequently, qualifying bank holding companies having less than $3 billion of consolidated assets are not subject to the consolidated capital requirements unless otherwise directed by the FRB. As of December 31, 2024, the Corporation qualifies as a small bank holding company and, while it complies with the consolidated capital requirements, it is not subject to regulation in accordance with the consolidated capital requirements.

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

FDICIA

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), and the regulations promulgated under FDICIA, among other things, established five capital categories for insured depository institutions – well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized – and requires federal bank regulatory agencies to implement systems for “prompt corrective action” for insured depository institutions that do not meet minimum capital requirements based on these categories. Unless a bank is well capitalized, it is subject to restrictions on its ability to offer brokered deposits and on certain other aspects of its operations. An undercapitalized bank must develop a capital restoration plan and its parent bank holding company must guarantee the bank’s compliance with the plan up to the lesser of 5% of the bank’s assets at the time it became undercapitalized and the amount needed to comply with the plan. As of December 31, 2024, the Bank was considered well capitalized based on the guidelines implemented by the bank’s regulatory agencies.

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

Other Federal Laws and Regulations

The Corporation’s operations are subject to additional federal laws and regulations applicable to financial institutions, including, without limitation:

●	Privacy provisions of the GLB Act and related regulations, which require us to maintain privacy policies intended to safeguard customer financial information, to disclose the policies to our customers and to allow customers to “opt out” of having their financial service providers disclose their confidential financial information to non-affiliated third parties, subject to certain exceptions;

●	Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

●	Consumer protection rules for the sale of insurance products by depository institutions, adopted pursuant to the requirements of the GLB Act; and

●	USA Patriot Act, which requires financial institutions to take certain actions to help prevent, detect and prosecute international money laundering and the financing of terrorism.

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

FDIC Insurance and Assessments

Journey Bank is fully insured by the FDIC up to the deposit insurance limit of $250,000 per depositor, per FDIC insured institution, and per ownership category, in accordance with applicable laws and regulations. The assessment rate paid by each FDIC member institution is based on its relative risks of default as measured by regulatory capital ratios and other factors. Specifically, the assessment rate is based on the institution’s capitalization risk category and supervisory subgroup category. An institution’s capitalization risk category is based on the institution’s capitalization and supervisory ratings. An institution’s supervisory subgroup category is based on the FDIC’s assessment of the financial condition of the institution and the probability that FDIC intervention or other corrective action will be required. The FDIC may terminate insurance of deposits upon a finding that an institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

The base for deposit insurance assessments is average consolidated total assets less average tangible equity. Assessment rates are calculated using formulas that take into account the risk of the institution being assessed.

The FDIC may increase or decrease the assessment rate schedule in order to manage the Deposit Insurance Fund (“DIF”) to prescribed statutory target levels. An increase in the risk category for a subsidiary bank or in the assessment rates could have an adverse effect on such bank’s and, consequently, the holding company’s earnings. The FDIC may terminate deposit insurance if it determines the institution involved has engaged in or is engaging in unsafe or unsound banking practices, is in an unsafe or unsound condition, or has violated applicable laws, regulations or orders.

On May 11, 2023, the FDIC proposed a special assessment to make up for losses to the deposit insurance fund caused by the decision of bank regulators to declare a systemic exception in the failures of Silicon Valley Bank and Signature Bank. Starting with the first quarter of 2024, the FDIC would impose a special assessment on the amount of an independent bank’s estimated uninsured deposits in excess of $5 billion as of December, 2022. Banks with less than $5 billion in assets, such as Journey Bank, would not be subject to the special assessment.

Dodd-Frank Wall Street Reform and Consumer Protection Act

On July 21, 2010, the Dodd-Frank Act was signed into law. The Dodd-Frank Act is intended to affect a fundamental restructuring of federal banking regulation. Among other things, the Dodd-Frank Act creates a new Financial Stability Oversight Council to identify systemic risks in the financial system and gives federal regulators new authority to take control of and liquidate financial firms. The Dodd-Frank Act additionally creates a new independent federal regulator to administer federal consumer protection laws. To date, the following provisions of the Dodd-Frank Act are considered to be of the greatest significance to the Corporation:

●	expands the authority of the FRB to examine bank holding companies and their subsidiaries, including insured depository institutions;
●	requires a bank holding company to be well capitalized and well managed to receive approval of an interstate bank acquisition;
●	provides mortgage reform provisions regarding a customer’s ability to pay and making more loans subject to provisions for higher-cost loans and new disclosures;
●	created the Consumer Financial Protection Bureau (the “CFPB”) that has rulemaking authority for a wide range of consumer protection laws that apply to all banks and has broad powers to supervise and enforce consumer protection laws;
●	made permanent the $250,000 limit for federal deposit insurance at all insured depository institutions;
●	includes additional corporate governance and executive compensation requirements on companies subject to the Exchange Act;
●	permits FDIC-insured banks to pay interest on business demand deposits;
●	requires that holding companies and other companies that directly or indirectly control an insured depository institution serve as a source of financial strength;
●	created the Financial Stability Oversight Council with authority to identify institutions and practices that might pose a systemic risk; and
●	permits national and state banks to establish interstate branches to the same extent as the branch host state allows establishment of in-state branches.

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

Community Reinvestment Act

The Community Reinvestment Act requires the FDIC to evaluate the Bank’s performance in helping to meet the credit needs of the entire community it serves, including low- and moderate-income neighborhoods, consistent with safe and sound banking operations, and to take this record into consideration when evaluating certain applications, such as applications to establish, relocate or close branch offices and applications in connection with mergers and other acquisition transactions. On October 23, 2023, the FDIC and the other federal banking agencies approved changes to their CRA regulations, replacing the existing tests with four new tests and associated performance metrics. The new CRA regulations were to become effective on January 1, 2026. Early in 2024, a federal judge issued an injunction staying the effective date of the CRA regulations. The injunction has been appealed by the federal banking agencies, but remains in effect as of the date of this annual report. The effective dates will be extended for each day the injunction remains in place, pending the resolution of the lawsuit. The Bank achieved a rating of “outstanding” on its most recent CRA examination dated December 5, 2022.

Commercial Real Estate Concentrations

Lending operations of commercial banks may be subject to enhanced scrutiny by federal banking regulators based on a bank’s concentration of commercial real estate loans. On December 6, 2006, the federal banking regulators issued final guidance to remind financial institutions of the risk posed by commercial real estate, or CRE, lending concentrations, and on December 18, 2015, the federal bank regulators issued additional guidance on prudent risk management for CRE lending. CRE loans generally include land development, construction loans, and loans secured by multifamily property, and nonfarm, nonresidential real property where the primary source of repayment is derived from rental income associated with the property. The guidance prescribes the following guidelines for examiners to help identify institutions that are potentially exposed to significant CRE risk and may warrant greater supervisory scrutiny:

●	total reported loans for construction, land development and other land, or C&D, represent 100% or more of the institution’s total capital; or
●	Total CRE loans represent 300% or more of the institution’s total capital, and the outstanding balance of the institution’s CRE loan portfolio has increased over 50% or more.

As of December 31, 2024, the Bank did not exceed either guideline threshold.

Environmental

The Corporation has no material ongoing costs related to compliance with federal, state, or local environmental laws. From time to time, the Bank originates loans with special environmental considerations. The Bank’s lending policy outlines policies and procedures related to loans with special environmental considerations, including the need to obtain phase I/II environmental assessments. Generally, the cost of these assessments is covered by the borrower.

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

Item 1A. Risk Factors

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

Developments and events in the financial services industry, including the well-publicized failures of several institutions in 2023 and more recently, have resulted in decreased confidence in banks among depositors, other counterparties and investors, as well as significant disruption and volatility of equity and other securities of banks in the capital markets. These events have occurred against the backdrop of a heighted interest rate environment which, among other things, has resulted in unrealized losses in longer duration securities and loans held by banks, and a corresponding decrease in shareholders’ equity and bank capital levels, impacting the dynamics in the competition for bank deposits, and may increase the risk of a potential recession. These events and developments could materially and adversely impact the business or financial condition of the Corporation, including through potential liquidity pressures, reduced net interest margins, and potential increased credit losses. These events and developments have, and could continue to, adversely impact the market price and volatility of the Corporation’s common stock. These events may also result in changes to laws or regulations governing banks and bank holding companies or result in the impositions of restrictions through supervisory or enforcement activities, including higher capital requirements, which could have a material impact on the businesses of the Corporation. The cost of resolving the failures may prompt the FDIC to increase its premiums above the recently increased levels or to issue additional special assessments.

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

The banking and financial services industry is very competitive and includes services offered from other banks, savings and loan associations, credit unions, mortgage companies, other lenders, and institutions offering uninsured investment alternatives. Legal and regulatory developments have made it easier for new and sometimes unregulated competitors to compete with the Corporation. The financial services industry has and is experiencing an ongoing trend towards consolidation in which fewer large national and regional banks and other financial institutions are replacing many smaller and more local banks. These larger banks and other financial institutions hold a large accumulation of assets and have significantly greater resources and a wider geographic presence or greater accessibility. In some instances, these larger entities operate without the traditional brick and mortar facilities that restrict geographic presence. Some competitors have more aggressive marketing campaigns and better brand recognition, and are able to offer more services, more favorable pricing or greater customer convenience than the Corporation. In addition, competition has increased from other banks and other financial services providers that target the Corporation’s existing or potential customers. As consolidation continues among large banks, the Corporation expects other smaller institutions to try to compete in the markets the Corporation plans to serve. This competition could reduce the Corporation’s net income by decreasing the number and size of the loans that it originates and the interest rates it charges on these loans. Additionally, these competitors may offer higher interest rates on deposits, which could decrease the deposits the Corporation attracts or require it to increase rates to retain existing deposits or attract new deposits. Increased deposit competition could adversely affect the Corporation’s ability to generate the funds necessary for lending operations which could increase its cost of funds.

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

Making loans and other extensions of credit is an essential element of the Corporation’s business. Although the Corporation seeks to mitigate risks inherent in lending by adhering to specific underwriting practices, the Corporation’s loans and other extensions of credit may not be repaid. The risk of nonpayment is affected by a number of factors, including:

●	the duration of the credit;
●	credit risks of a particular customer;
●	changes in economic and industry conditions; and
●	in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral.

The Corporation attempts to maintain an appropriate allowance for credit losses to provide for probable losses in its loan portfolio. The Corporation periodically determines the amount of the allowance based on consideration of several factors, including but not limited to:

●	an ongoing review of the quality, mix, and size of the Corporation’s overall loan portfolio;
●	the Corporation’s historical loan loss experience;
●	evaluation of current and future economic conditions;
●	regular reviews of loan delinquencies and loan portfolio quality;
●	ongoing review of financial information provided by borrowers; and
●	the amount and quality of collateral, including guarantees, securing the loans.

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

The Corporation is subject to various privacy, information security and data protection laws, including requirements concerning security breach notification, and it could be negatively impacted by these laws. For example, the Corporation’s business is subject to the Financial Services Modernization Act of 1999, also known as the Gramm-Leach-Bliley Act, which, among other things: (i) imposes certain limitations on its ability to share nonpublic personal information about its customers with nonaffiliated third parties; (ii) requires that it provide certain disclosures to customers about its information collection, sharing and security practices and afford customers the right to “opt out” of any information sharing by the Corporation with nonaffiliated third parties (with certain exceptions) and (iii) requires it to develop, implement and maintain a written comprehensive information security program containing safeguards appropriately based on its size and complexity, the nature and scope of its activities, and the sensitivity of customer information it processes, as well as plans for responding to data security breaches. Various state and federal banking regulators have also enacted data security breach notification requirements with varying levels of individual, consumer, regulatory or law enforcement notification in certain circumstances in the event of a security breach. This includes increased privacy-related enforcement activity at the federal level, by the Federal Trade Commission, as well as at the state level, such as with regard to mobile applications. Moreover, legislators and regulators in the United States are increasingly adopting or revising privacy, information security and data protection laws that potentially could have a significant impact on the Corporation’s current and planned privacy, data protection and information security-related practices, the Corporation’s collection, use, sharing, retention and safeguarding of consumer or employee information, and some of its current or planned business activities. This could also increase the Corporation’s costs of compliance and business operations and could reduce income from certain business initiatives.

Compliance with current or future privacy, data protection and information security laws (including those regarding security breach notification) affecting customer or employee data to which the Corporation is subject could result in higher compliance and technology costs and could restrict its ability to provide certain products and services, which could have a material adverse effect on its business, financial condition or results of operations. The Corporation’s failure to comply with privacy, data protection and information security laws could result in potentially significant regulatory or governmental investigations or actions, litigation, fines, sanctions and damage to its reputation, which could have a material adverse effect on its business, results of operations, financial condition, and the value of its securities.

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

Reputation risk, or the risk to the Corporation’s business, earnings and capital from negative public opinion surrounding the Corporation and the financial institutions industry generally, is inherent in its business. Negative public opinion can result from the Corporation’s actual or alleged conduct in any number of activities, including lending practices, corporate governance and acquisitions, and from actions taken by government regulators and community organizations in response to those activities. Negative public opinion regarding the banking and financial services industries generally, such as the public reaction to the recent banking failures, also can negatively affect the Corporation. Negative public opinion can adversely affect the Corporation’s ability to keep and attract clients and employees and can expose it to litigation and regulatory action. Although the Corporation takes steps to minimize reputation risk in dealing with its clients and communities, this risk will always be present given the nature of its business.

The Corporation relies heavily on its senior management team, and the unexpected loss of any of those personnel could adversely affect its operations.

The Corporation is a customer-focused and relationship-driven organization. The Corporation expects its future growth to be driven in a large part by the relationships maintained with its customers by its chief executive officer and by other senior officers. The unexpected loss of any of the Corporation’s key employees could have a material adverse effect on its business and operations, which would have an adverse effect on its business, results of operations, financial condition, and the value of its securities. While the Corporation’s and the Bank’s Executive Chairman recently retired from active day-to-day service as a member of senior management of the Corporation and the Bank, because he will continue on as Chairman of the boards of directors of both the Corporation and the Bank, the Corporation does not anticipate that his retirement will have an adverse effect on business, operations, financial condition or the value of the Corporation’s securities.

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

The Corporation is a holding company dependent for liquidity on payments from the Bank, our only subsidiary, which are subject to restrictions.

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

The Corporation is limited in the amount that it can lend to a single borrower to 15% of the Bank’s capital and surplus, with an additional 10% available for certain loans meeting heightened collateral requirements. However, the Corporation generally imposes an internal limit that is more conservative than the legal maximum. The Corporation’s lending limit is significantly less than the limit for many of its competitors and may affect its ability to seek relationships with larger businesses in its market area. From time to time, the Corporation attempts to accommodate larger loans by selling participations in those loans to other financial institutions. However, the Corporation cannot ensure that it will be able to attract or maintain customers seeking larger loans or that it will be able to sell participations in such loans on terms it considers favorable. The Corporation’s inability to attract and maintain these customers or its inability to sell loan participations on favorable terms could adversely impact its business, financial condition, results of operation, and the value of its securities.

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

In assessing investment securities for credit losses, we consider the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuers, and the intent and ability to retain its investment in the issuer for a period of time sufficient to allow for an anticipated recovery in fair value in the near term. Under current accounting standards, goodwill and certain other intangible assets with indeterminate lives are no longer amortized but, instead, are assessed for impairment periodically or when impairment indicators are present. Assessment of goodwill and such other intangible assets could result in circumstances where the applicable intangible asset is deemed to be impaired for accounting purposes. Under such circumstances, the intangible asset’s impairment would be reflected as a charge to earnings in the period during which such impairment is identified. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The impact of each of these impairment matters could have a material adverse effect on our business, results of operations and financial condition.

If we want to, or are compelled to, raise additional capital in the future, that capital may not be available when it is needed and on terms favorable to current shareholders.

Federal banking regulators require us and our banking subsidiary to maintain adequate levels of capital to support our operations. These capital levels are determined and dictated by law, regulation and banking regulatory agencies. In addition, capital levels are also determined by our management and board of directors based on capital levels that they believe are necessary to support our business operations. At December 31, 2024, all three capital ratios for us and our banking subsidiary were above “well capitalized” levels under current bank regulatory guidelines. To be “well capitalized,” banking companies generally must maintain a Tier 1 leverage ratio of at least 5%, a Tier 1 risk-based capital ratio of at least 6.5% and a Total risk-based capital ratio of at least 10%. However, our regulators may require us or our banking subsidiary to operate with higher capital levels.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

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

We maintain a Business Continuity and Incident Response Program that provides a documented framework for responding to actual or potential incidents, including engagement of appropriate third parties such as insurance providers and incident response professionals, and timely reporting to our chief executive officer and board of directors as appropriate.  The Business Continuity and Incident Response Program is coordinated by the information security officer and key members of management are embedded into the Plan by its design. The Business Continuity and Incident Response Program facilitates coordination across multiple areas of our organization and is evaluated at least annually.

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

Item 2. Properties

The Corporation and its subsidiary occupy twenty-two branch properties in Clinton, Columbia, Lycoming, Montour, and Northumberland Counties in Pennsylvania, which are used principally as banking offices, as well as one ancillary facility. As of December 31, 2024, the Corporation and its subsidiary bank owned twenty-one of such properties and leased two such properties.

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

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Corporation had 917 stockholders of record and 3,532,713 shares of common stock outstanding, par value of $1.25 per share, the only authorized class of common stock, outstanding as of December 31, 2024. Quotations for the Corporation’s common stock appear under the symbol “CCFN” on the OTCQX, a trading platform operated by OTC Markets Group for companies that are current in their reporting with federal banking regulators. These quotations represent inter-dealer prices and do not include retail mark- up, markdown or commission. They may not necessarily represent actual transactions. The high and low closing sale prices and dividends per share of our common stock for the four quarters of 2024 and 2023 are summarized in the following table.

2024:	High ($)	Low ($)	Dividends Declared ($)
First quarter	35.75	28.98	0.44
Second quarter	34.75	29.00	0.44
Third quarter	35.00	32.00	0.44
Fourth quarter	44.00	32.60	0.44

2023:	High ($)	Low ($)	Dividends Declared ($)
First quarter	51.00	42.02	0.42
Second quarter	44.50	37.50	0.43
Third quarter	43.55	35.00	0.43
Fourth quarter	37.50	33.55	0.43

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

Effective May 14, 2024, the Corporation’s Board of Directors authorized a new treasury stock repurchase program. Under the program, the Corporation was authorized to repurchase up to 178,614 shares of the Corporation’s common stock. The Board of Directors’ authorization provides that the treasury stock repurchase program shall continue until the earlier of the date an aggregate of 178,614 shares of common stock has been purchased or May 14, 2026, or until suspended or terminated by the Board of Directors, in its sole discretion. The following table sets forth a summary of purchases by the Corporation, in the open market, of its equity securities during the fourth quarter 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
October 1 - 31, 2024	—	$—	—	178,614
November 1 - 30, 2024	44,025	$34.46	44,025	134,589
December 1 - 31, 2024	—	$—	—	134,589

The Corporation sells shares of its $1.25 par value per share common stock to employee participants in its Employee Stock Purchase Plan. The following table summarizes the quarterly sales of shares within the past three years pursuant to the plan:

Date of Sale	Number of Shares Sold	Offering Price	Aggregate Consideration Received
December 31, 2024	1,211	$30.52	$36,960
September 30, 2024	1,500	30.44	45,660
June 30, 2024	1,739	27.97	48,640
March 31, 2024	2,012	27.98	56,296
December 31, 2023	593	32.09	19,029
September 30, 2023	614	33.63	20,649
June 30, 2023	460	38.22	17,581
March 31, 2023	514	38.38	19,727
December 31, 2022	430	42.05	18,082
September 30, 2022	501	42.70	21,393
June 30, 2022	387	46.64	18,050
March 31, 2022	333	47.13	15,694

The shares in the table above issued on March 31, 2022, and each quarter thereafter through June 30, 2023, were issued without registration under the Securities Act of 1933, as amended, in reliance upon the exemption provided by 17 CFR 230.701.

Item 6. Reserved

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

The Corporation is in the business of providing customary retail, commercial banking and financial services to individuals, businesses and local governments through its 22 branch offices operated by Journey Bank, the Corporation’s wholly-owned subsidiary. The Corporation’s 22 branch offices are operated in Clinton, Columbia, Lycoming, Montour and Northumberland counties in central Pennsylvania.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Corporation’s financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and conform to general practices within the banking industry. In the preparation of its financial statements, the Corporation is required to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses as well as the disclosure of contingent assets and liabilities. Actual results could differ from those estimates. The Corporation’s critical accounting policies are fundamental to understanding this MD&A and are more fully described in Note 1 (“Summary of Significant Accounting Policies”) within the Corporation’s Notes to the Consolidated Financial Statements which are included in Part II of this Annual Report on Form 10-K.

The Corporation defines its critical accounting policies, in accordance with U.S. GAAP. U.S. GAAP requires the Corporation to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on its financial condition and results of operations, as well as the specific manner in which those principles are applied. Application of assumptions different than those used by the Corporation could result in material changes in the Corporation’s financial position or results of operations. The Corporation believes its policies governing the determination of the allowance for credit losses, the fair value of available-for-sale debt securities and the fair values of assets acquired and liabilities assumed in business combinations are critical accounting policies. The Corporation’s management has reviewed and approved these critical accounting policies and has discussed these policies with its Audit Committee. The Corporation believes the critical accounting policies used in the preparation of its financial statements that require significant estimates and judgments are as follows:

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

Although the Corporation’s management uses the best information available, the level of the ACL remains an estimate which is subject to significant judgment and short-term change which could have a significant impact on the Corporation’s financial condition or results of operations. From January 1, 2024 to December 31, 2024, the level of the ACL increased from $9.3 million to $9.9 million and the ACL to total loans increased from 0.87% to 0.88%. The Corporation’s ACL is highly sensitive to the methods, assumptions and estimates underlying its calculation. See Note 1, “Summary of Significant Accounting Policies” and Note 5 “Loans and Allowance for Credit Losses” within the Corporation’s Notes to the Consolidated Financial Statements which are included in Part II of this Annual Report on Form 10-K for additional qualitative and quantitative information about the Corporation’s ACL.

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

For the year ended December 31, 2024, the Corporation incurred pre-tax merger-related expenses related to the MBF transaction of $241,000 compared to $3,028,000, for the year ended December 31, 2023. Merger-related expenses include voluntary severance and similar expenses as well as expenses related to conversion of MBF’s core banking system into the Corporation’s core system and legal and other professional expenses.

FINANCIAL CONDITION

Total assets at December 31, 2024, were $1.596 billion, a decrease of $43.8 million, or 2.7% from $1.640 billion at December 31, 2023. The change in total assets primarily reflected decreases in available-for-sale debt securities, restricted investment in bank stocks and deferred tax assets, net, partially offset by an increase in loans receivable. Available-for-sale debt securities decreased $90.1 million, restricted investment in bank stocks decreased $3.3 million and deferred tax assets, net, decreased $2.6 million. Gross loans receivable increased $57.5 million. Total liabilities at December 31, 2024, were $1.430 billion, a decrease of $56.4 million, or 3.8% from $1.486 billion at December 31, 2023. Deposit balances increased by $141.8 million, short-term borrowings decreased $184.1 million and long-term borrowings decreased $14.9 million since December 31, 2023.

Total average assets increased 51.3% from $1.053 billion for the year ended December 31, 2023, to $1.593 billion for the year ended December 31, 2024, primarily related to the MBF merger. Average earning assets were $1.491 billion for the year ended December 31, 2024 and $1.009 billion for the year ended December 31, 2023. Average interest-bearing liabilities were $1.159 billion for the year ended December 31, 2024 and $763.4 million for the year ended December 31, 2023.

Available-for-sale debt securities decreased $90.1 million to $323.2 million at December 31, 2024 from $413.3 million at December 31, 2023. During the year ended December 31, 2024, the Corporation sold available-for-sale debt securities with a total market value of $51.7 million, the proceeds of which were primarily utilized to paydown short-term FHLB borrowings. Securities sold included $35.6 million of US government agency securities, $15.5 million of mortgaged-backed securities and $563,000 of collateralized mortgage obligations. In addition to the securities sold, the Corporation received proceeds from paydowns, calls and maturities of available-for-sale debt securities of $55.3 million during the year ended December 31, 2024. Partially offsetting these changes was an increase in fair value of available-for-sale debt securities of $1.4 million and purchases of $14.9 million for the year ended December 31, 2024.

Restricted investment in bank stocks decreased $3.3 million to $7.1 million at December 31, 2024 from $10.4 million at December 31, 2023. This decrease is directly attributable to the decrease in required FHLB stock holdings due to the paydown in short and long-term FHLB borrowings.

Deferred tax assets, net, decreased $2.6 million to $10.0 million at December 31, 2024 from $12.6 million at December 31, 2023. This decrease is primarily related to decreases in deferred tax assets, net, related to core deposit intangibles and purchase accounting adjustments for the year ended December 31, 2024.

Gross loans not held for sale increased 5.4% to $1.126 billion at December 31, 2024 from $1.068 billion at December 31, 2023. This increase is related to strong loan demand during the year ended December 31, 2024.

Interest-bearing deposits increased $148.1 million to $1.033 billion at December 31, 2024 from $884.7 million at December 31, 2023. Noninterest-bearing deposits decreased 2.4% from $266.0 million at December 31, 2023 to $259.7 million at December 31, 2024. The increase in interest-bearing deposits during the year ended December 31, 2024 was a result of a strategic initiative to reposition customer repurchase agreements, which are classified as short-term borrowings, into core deposit accounts. The Bank anticipates a continued migration of customer repurchase accounts from short-term borrowings to interest bearing deposits moving into 2025. The decrease in noninterest-bearing deposits was a result of the migration of noninterest-bearing deposit accounts into interest bearing products for the year ended December 31, 2024.

Short-term borrowings decreased $184.1 million to $68.4 million at December 31, 2024 from $252.5 million at December 31, 2023. This change was primarily related to the migration of customer repurchase agreements as well as a paydown in short-term FHLB borrowings during the year as discussed above.

Long-term borrowings were $55.5 million at December 31, 2024 compared to $70.5 million at December 31, 2023. This decrease is primarily related to $15.2 million in long-term borrowing maturities during the year ended December 31, 2024.

Total stockholder’s equity increased by $12.6 million, or 8.2%, from $153.8 million at December 31, 2023, to $166.4 million at December 31, 2024. The increase is primarily attributable to earnings, net of cash dividends, along with a decrease in accumulated other comprehensive loss due to changes in the fair values of available-for-sale debt securities. Accumulated other comprehensive loss amounted to $13.9 million as of December 31, 2024 and $15.0 million as of December 31, 2023. These increases were partially offset by an increase in treasury stock of $1.5 million related to a repurchase during the year ended December 31, 2024.

The loan-to-deposit ratio is a key measurement of liquidity. Our loan-to-deposit ratio decreased from 92.0% as of December 31, 2023 to 86.4% as of December 31, 2024 due to the asset/liability mix changes noted above, and remains within internal policy limits.

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

Securities

The Corporation’s investment securities portfolio provides a source of liquidity needed to meet expected loan demand and interest income to increase profitability. Additionally, the investment securities portfolio is used to meet pledging requirements to secure public deposits, customer repurchase agreements and for other purposes. Debt securities are classified as either available-for-sale or held-to-maturity at the time of purchase based on management’s intent. Available-for-sale securities are carried at fair value, with unrealized holding gains and losses reported as a component of stockholders’ equity in accumulated other comprehensive income (loss), net of tax, while held-to-maturity securities are carried at amortized cost. At December 31, 2024 and December 31, 2023, all debt securities were classified as available-for-sale. Equity securities with readily determinable fair values are carried at fair value, with gains and losses due to fluctuations in market value included in the Consolidated Statements of Income. Securities with limited marketability and/or restrictions, such as FHLB of Pittsburgh stock, are carried at cost. Decisions to purchase or sell investment securities are based upon management’s current assessment of long- and short-term economic and financial conditions, including the interest rate environment and asset/liability management, liquidity and tax-planning strategies.

At December 31, 2024, the investment portfolio was comprised principally of available-for-sale debt securities including, fixed-rate, taxable and tax-exempt obligations of state and political subdivisions and fixed-rate and floating-rate securities issued by U.S. government or U.S. government-sponsored agencies, which include agencies, mortgage-backed securities and collateralized mortgage obligations, or CMOs. Additionally, the Corporation holds equity investments in the stock of certain publicly traded bank holding companies. Except for U.S. government and government-sponsored agencies, there were no securities of any individual issuer that exceeded 10.0% of stockholders’ equity as of December 31, 2024.

The majority of the Corporation’s debt securities are fixed-rate instruments and inherently subject to interest rate risk, as the value of fixed-rate securities fluctuates with changes in interest rates. Generally, a security’s value reacts inversely with changes in interest rates. Available-for-sale securities are carried at fair value, with unrealized gains or losses reported in the accumulated other comprehensive income or loss component of stockholder’s equity, net of deferred income taxes. At December 31, 2024, the Corporation reported a net unrealized loss, included in accumulated other comprehensive loss, of $13.9 million, net of deferred income taxes of $3.7 million, a decrease of $1.1 million compared to the net unrealized holding loss of $15.0 million, net of deferred income taxes of $4.0 million, at December 31, 2023. Any future changes in interest rates could result in changes in the fair value of the Corporation’s securities portfolio and capital position. However, accumulated other comprehensive income and loss related to available-for-sale debt securities is excluded from regulatory capital and does not have an impact on the Corporation’s regulatory capital ratios.

The following table presents the carrying value of available-for-sale debt securities, at fair value at December 31, 2024 and December 31, 2023:

	December 31, 2024		December 31, 2023
(In Thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
AVAILABLE-FOR-SALE DEBT SECURITIES:
Obligation of U.S.Government Corporations and Agencies:
Mortgage-backed	$128,631	$113,707	$145,196	$131,340
Collateralized mortgage obligations	6,752	7,046	8,515	9,018
Other	123,500	119,454	197,325	187,712
Obligations of state and political subdivisions	81,680	82,762	81,033	84,956
Other debt securites	274	279	267	276
Total available-for-sale debt securities	$340,837	$323,248	$432,336	$413,302

Aggregate Unrealized Loss		$(17,589)		$(19,034)
Aggregate Unrealized Loss as a % of Amortized Cost		(5.2%)		(4.4%)

The following table presents the weighted-average yields on available-for-sale debt securities by major category and maturity period at December 31, 2024. Yields are calculated on the basis of the amortized cost and weighted for the scheduled maturity of each security. Because mortgage-backed securities and collateralized mortgage obligations are not due at a single maturity date, they are not included in the maturity categories in the following summary.

(Dollars In Thousands)	Within One Year	Yield	One- Five Years	Yield	Five- Ten Years	Yield	After Ten Years	Yield	Total	Yield

AVAILABLE-FOR-SALE DEBT SECURITIES:

Obligation of U.S.Government Corporations and Agencies:
Other	$57,000	0.77%	$66,500	1.18%	$—	—	$—	—	$123,500	0.99%
Obligations of state and political subdivisions	1,321	3.77%	6,176	3.92%	27,805	4.13%	46,378	4.65%	81,680	4.40%
Other debt securities	98	5.24%	89	5.78%	87	5.00%	—	—	274	5.34%
Sub-total	$58,419	1.00%	$72,765	1.53%	$27,892	4.43%	$46,378	4.65%	$205,454	2.48%

Mortgage-backed securities									128,631	2.11%
Collateralized mortgage obligations									6,752	5.12%
Total									$340,837	2.32%

Marketable Equity Securities

At December 31, 2024 and December 31, 2023, the Corporation held $1.4 and $1.3 million, respectively, in equity securities recorded at fair value. The following is a summary of unrealized and realized gains and losses recognized in net income on equity securities during the years ended December 31, 2024 and 2023:

	For the Years Ended December 31,
(In Thousands)	2024	2023
Net gains (losses) recognized during the period on marketable equity securities	$60	$(119)

Less: Net gains (losses) recognized during the period on marketable equity securities sold during the period	—	—

Unrealized gains (losses) recognized during the period on marketable equity securities still held at the reporting date	$60	$(119)

See Note 4 within the Corporation’s Notes to the Consolidated Financial Statements which are included in this Annual Report on Form 10-K for more information regarding Corporation’s investment portfolio as of December 31, 2024.

Loans

Gross loans receivable increased 5.4% from $1.068 billion at December 31, 2023 to $1.126 billion at December 31, 2024. The percentage distribution in the loan portfolio is shown in the tables below:

	December 31, 2024		December 31, 2023
(In Thousands)	Amount	%	Amount	%
Commercial and industrial	$93,445	8.3%	$94,278	8.8%
Commercial real estate:
Commercial mortgages	325,882	28.9%	326,152	30.5%
Student housing	45,808	4.1%	33,650	3.1%
Residential real estate	638,952	56.7%	589,284	55.2%
Consumer and other	21,850	1.9%	25,065	2.3%
Gross loans	$1,125,937	100.0%	$1,068,429	100.0%

Loan concentrations are considered to exist when there are amounts loaned to a number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. Our lending activity is heavily concentrated in the geographic market areas we serve. This geographic concentration subjects our loan portfolio to the general economic conditions within the state. The risks created by this concentration have been considered by management and are monitored on an ongoing basis. As of December 31, 2024 and December 31, 2023, there were no concentrations of loans exceeding 10% of total loans other than the categories of loans disclosed in the table above. We believe our loan portfolio is diversified relative to industry concentrations across the various loan portfolio categories.

Banking regulators have established guidelines of less than 100% of tier 1 capital plus allowance for credit losses in construction lending and less than 300% of tier 1 capital plus allowance for credit losses in commercial real estate lending that management monitors as part of the risk management process. The construction concentration ratio is a percentage of the outstanding construction and land development loans to total tier 1 capital plus allowance for credit losses. The commercial real estate concentration ratio is a percentage of the outstanding balance of non-owner occupied commercial real estate, multifamily, and construction and land development loans to tier 1 capital plus allowance for credit losses. At December 31, 2024, the Bank’s exposure to commercial real estate was well below these guidelines.

As of December 31, 2024, commercial real estate loans totaled $371.7 million or 33.0% of total gross loans. Of this amount commercial mortgage loans represented $325.9 million or 28.9% of total gross loans and student housing loans represented $45.8 million or 4.1% of total gross loans. The following table presents the distribution of commercial mortgage loans and related percentage of the total loan portfolio as of December 31, 2024 and December 31, 2023:

	December 31, 2024		December 31, 2023
(In Thousands)	Amount	%	Amount	%
Commercial mortgages:
Commercial construction	$24,664	2.2%	$22,530	2.1%
Multifamily	74,463	6.6%	70,750	6.6%
Owner occupied nonfarm nonresidential	101,697	9.0%	100,095	9.4%
Non-owner occupied nonfarm nonresidential	83,882	7.4%	95,403	8.9%
Other commercial	41,176	3.7%	37,374	3.5%
Total commercial mortgages	$325,882	28.9%	$326,152	30.5%

The following table presents the maturity distribution and interest rate information of the loan portfolio by major category as of December 31, 2024:

	As of December 31, 2024

	Fixed-Rate Loans					Variable- or Adjustable-Rate Loans					All Loans
	1 Year	1-5	5-15	>15		1 Year	1-5	5-15	>15
(In Thousands)	or Less	Years	Years	Years	Total	or Less	Years	Years	Years	Total	Total
Commercial and industrial	$4,969	$18,161	$15,478	$132	$38,740	$5,473	$3,730	$22,627	$22,875	$54,705	$93,445
Commercial real estate:
Commercial mortgages	3,271	3,079	16,343	1,187	23,880	6,760	8,438	73,142	213,662	302,002	325,882
Student housing	1,292	-	2,069	-	3,361	-	4,742	16,207	21,498	42,447	45,808
Residential real estate	4,972	7,936	62,455	43,273	118,636	5,250	4,243	51,536	459,287	520,316	638,952
Consumer and other	865	6,480	2,473	1,282	11,100	117	272	3,383	6,978	10,750	21,850
Total	$15,369	$35,656	$98,818	$45,874	$195,717	$17,600	$21,425	$166,895	$724,300	$930,220	$1,125,937

See Note 5 within the Corporation’s Notes to the Consolidated Financial Statements which are included in this Annual Report on Form 10-K for more information regarding the Corporation’s loan portfolio as of December 31, 2024.

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

The following table presents information about non-performing assets, as of December 31, 2024 and December 31, 2023:

Non-performing Assets

	December 31,	December 31,
(dollars in thousands)	2024	2023
Non-accrual loans	$10,047	$4,012
Loans past due 90 days or more and still accruing	-	294
Total non-performing loans	10,047	4,306
Foreclosed assets held for sale	70	170
Total non-performing assets	$10,117	$4,476

Non-performing loans as a percentage of total loans, gross	0.89%	0.40%
Non-performing assets as a percentage of total assets	0.63%	0.27%
Allowance for credit losses as a percentage of total loans, gross	0.88%	0.87%
Allowance for credit losses to non-performing assets	97.44%	207.82%

Total non-performing assets amounted to $10,117,000, or 0.63% of total assets at December 31, 2024, as compared to $4,476,000, or 0.27% of total assets at December 31, 2023. For the year ended December 31, 2024, the Corporation experienced increases in non-accrual loans in all major loan classifications, however, the most significant increases were in commercial real estate and residential real estate loans which increased $1,415,000 and $3,785,000, respectively.

Increases in residential real estate non-accrual loans were generally applicable to a homogenous population of well secured loans collateralized by 1-4 family residential properties. With respect to commercial real estate non-accrual loans, the Corporation has experienced a limited number of large commercial relationships that have required significant monitoring and workout efforts. As a result, these relationships may significantly impact the total amount of allowance required on individual loans and may significantly impact the provision for credit losses and the amount of total charge-offs reported in any one period.

Management believes it has been conservative in its decisions concerning identification of loans requiring individual evaluation for credit loss, estimates of loss, and nonaccrual status; however, the actual losses realized from these relationships could vary materially from the allowances calculated as of December 31, 2024. Management continues to closely monitor its loan relationships for credit losses and will adjust its estimates of loss and decisions concerning nonaccrual status, if appropriate.

Allowance for Credit Losses

The allowance for credit losses was $9.9 million at December 31, 2024, compared to $9.3 million at December 31, 2023. The allowance equaled 0.88% of total loans, net of unearned fees and costs and unamortized fair value adjustments, at December 31, 2024 as compared to 0.87% of total loans at December 31, 2023. The allowance for credit losses is analyzed quarterly and reviewed by the Corporation’s Board of Directors. No concentration or apparent deterioration in classes of loans or pledged collateral was evident. Regular loan meetings with the Corporation’s Board of Directors reviewed new loans over specified thresholds. Delinquent loans, loan exceptions and certain large loans are addressed by the full Board no less than monthly to determine compliance with policies.

The following tables present the allocation of the allowance for credit losses as of December 31, 2024 and December 31, 2023:

	December 31, 2024			December 31, 2023
(dollars in thousands)	Allowance for Credit Losses	Percent of Allowance	Percent of Loans to Gross Loans	Allowance for Credit Losses	Percent of Allowance	Percent of Loans to Gross Loans
Commercial and industrial	$931	9.4%	8.3%	$801	8.6%	8.8%
Commercial real estate	6,869	69.7%	33.0%	6,847	73.6%	33.7%
Residential real estate	1,850	18.8%	56.7%	1,474	15.8%	55.2%
Consumer and other	208	2.1%	1.9%	180	1.9%	2.3%
Total	$9,858	100.0%	100.0%	$9,302	100.0%	100.0%

See Note 1 and 5 within the Corporation’s Notes to the Consolidated Financial Statements which are included in this Annual Report on Form 10-K for more information regarding the Corporation’s allowance for credit losses as of December 31, 2024.

Deposits

Deposits are the primary source of funds for the Corporation’s lending and investing activities. The Corporation provides a range of deposit services to businesses and individuals, including noninterest-bearing checking accounts, interest-bearing checking accounts, savings accounts, money market accounts and time deposits. These accounts generally earn interest at rates the Corporation establishes based on market factors and the anticipated amount and timing of funding needs. The establishment or continuity of a core deposit relationship can be a factor in loan pricing decisions. While the Corporation’s primary focus is on establishing customer relationships to attract core deposits, at times, the Corporation may use brokered deposits and other wholesale deposits to supplement its funding sources. As of December 31, 2024, the Corporation held no brokered deposits.

The following tables summarize the average balances outstanding and average interest rates for each major category of deposits for years ended December 31, 2024 and 2023, respectively:

	For the Years Ended
	December 31, 2024		December 31, 2023
	Average	Average	Average	Average	Balance Change
(In Thousands)	Balance	Rate	Balance	Rate	Amount	%
Non-interest bearing	$261,935	-%	$186,934	—%	$75,001	40.1%
Savings	198,175	0.03	167,611	0.03	30,564	18.2
Interest-bearing demand deposits	324,602	2.02	165,347	0.31	159,255	96.3
Money market deposits	109,584	2.08	54,190	1.44	55,394	102.2
Time deposits	341,740	3.95	155,863	2.33	185,877	119.3
Total deposits	$1,236,036	1.81%	$729,945	0.68%	$506,091	69.3%

The Corporation believes its deposit product offerings are properly structured to attract and retain core low-cost deposit relationships. The average cost of interest-bearing deposits for the years ended December 31, 2024, and 2023, was 2.30% and 0.91%, respectively. The increased cost was primarily attributable to the increases in rates and increased pricing competition.

At December 31, 2024, estimated uninsured deposits, or the portion of deposit accounts which exceeded the Federal Deposit Corporation insurance limit, totaled $353.2 million. Of this amount, $202.0 million was collateralized by securities pledged by the Corporation or letters of credit issued through the Federal Home Loan Bank of Pittsburgh. Time deposits of $250,000 or more totaled approximately $100.3 million at December 31, 2024.

See Note 7 within the Corporation’s Notes to the Consolidated Financial Statements which are included in this Annual Report on Form 10-K for more information regarding the Corporation’s deposits as of December 31, 2024.

Borrowings

Short-term borrowings consist primarily of securities sold under agreements to repurchase and periodic overnight or short-term Federal Home Loan Bank advances. Average short-term borrowings amounted to 10.3% and 25.9% of total interest-bearing liabilities for the years ended December 31, 2024 and 2023, respectively. This change was primarily related to the migration of customer repurchase agreements as well as a paydown in short-term FHLB borrowings during 2024 as discussed above.

Long-term borrowings consist of advances due to the FHLB - Pittsburgh. Under terms of a blanket agreement, the loans are secured by certain qualifying assets of the Bank which consist principally of first mortgage loans. The carrying value of these collateralized items was $822.1 million at December 31, 2024. The Bank has lines of credit with the Federal Reserve Bank Discount Window, FHLB – Pittsburgh, and Atlantic Community Bankers Bank in the aggregate amount of $588.0 million at December 31, 2024. The unused portion of these lines of credit was $486.6 million at December 31, 2024.

See Note 8 within the Corporation’s Notes to the Consolidated Financial Statements which are included in this Annual Report on Form 10-K for more information regarding the Corporation’s borrowings as of December 31, 2024.

Capital Resources

Management believes, as of December 31, 2024, that Journey Bank meets all capital adequacy requirements to which it is subject. Management annually performs stress testing on its regulatory capital levels and expects Journey Bank to maintain capital levels that exceed the regulatory standards for well-capitalized institutions for the next 12 months and for the foreseeable future.

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

The following table reflects the Bank’s actual capital amounts and ratios at December 31, 2024 and 2023:

	Journey Bank		Minimum Required For Capital Adequacy Purposes	Minimum Required For Capital Adequacy Purposes with Conservation Buffer	Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations
(Dollars in Thousands)	Amount	Ratio	Ratio	Ratio	Ratio
December 31, 2024
Total capital (to risk-weighted assets)	$152,703	16.03%	8.00%	10.50%	10.00%

Tier I capital (to risk-weighted assets)	143,417	15.06%	6.00%	8.50%	8.00%

Tier I common equity (to risk-weighted assets)	143,417	15.06%	4.50%	7.00%	6.50%

Tier I capital (to average assets)	143,417	9.10%	4.00%	4.00%	5.00%

Total risk-weighted assets	952,452

Total average assets	1,576,746

	Journey Bank		Minimum Required For Capital Adequacy Purposes	Minimum Required For Capital Adequacy Purposes with Conservation Buffer	Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations
(Dollars in Thousands)	Amount	Ratio	Ratio	Ratio	Ratio
December 31, 2023
Total capital (to risk-weighted assets)	$138,382	14.49%	8.00%	10.50%	10.00%

Tier I capital (to risk-weighted assets)	129,053	13.52%	6.00%	8.50%	8.00%

Tier I common equity (to risk-weighted assets)	129,053	13.52%	4.50%	7.00%	6.50%

Tier I capital (to average assets)	129,053	8.03%	4.00%	4.00%	5.00%

Total risk-weighted assets	954,878

Total average assets	1,607,661

RESULTS OF OPERATIONS

Net income in 2024 amounted to $19.0 million, or $5.33 per share, an increase of $15.6 million compared to $3.4 million, or $1.49 per share, in 2023. The increase in net income for 2024 compared to 2023 was primarily attributable to a significant increase in net interest income along with nonrecurring expenses associated with the MBF merger in 2023. Pretax merger-related expenses recorded in 2023 were $3.0 million, compared to $241,000 in 2024. Also, during the fourth quarter 2023, the Corporation recorded a one-time pretax provision for credit losses of $2.9 million for acquired non-PCD loans.

Net interest income increased $27.2 million, or 116.9% to $50.5 million in 2024, from $23.3 million in 2023. Non-interest income was $10.4 million in 2024, an increase of $3.3 million, or 45.7%, from $7.1 million in 2023, which primarily related to increases in service charges and fees, earnings on bank-owned life insurance, interchange fees and other non-interest income. Non-interest expense was $37.7 million in 2024, an increase of $13.6 million, or 56.2%, from $24.1 million in 2023, which was primarily related to increases in expenses following the MBF merger.

The annualized return on average assets was 1.19% in 2024 compared to 0.32% in 2023. The annualized return on average equity was 11.88% in 2024 compared to 3.48% in 2023. The Corporation declared and paid dividends to holders of common stock of $1.76 per share in 2024 and $1.71 per share in 2023.

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

Tax-equivalent net interest income increased $28.0 million, or 119.0%, to $51.6 million in 2024 compared to $23.6 million in 2023. The increase in tax-equivalent net interest income was due to an increase in tax-equivalent interest income reflecting higher earning asset volumes and yields, partially offset by an increase in interest expense which resulted primarily from an increase in interest-bearing deposits and increased cost of funds. Tax-equivalent net interest margin, a key measurement used in the banking industry to measure income from earning assets relative to the cost to fund those assets, is calculated by dividing tax-equivalent net interest income by average interest-earning assets. The Corporation’s tax-equivalent net interest margin increased 112 basis points to 3.46% in 2024 compared to 2.34% in 2023, which was largely caused by increases in yields on earning assets outpacing the increase in cost of funds. Additionally, interest rate spread, the difference between the average yield on interest-earning assets, shown on a fully tax-equivalent basis, and the average cost of interest-bearing liabilities, increased 101 basis points to 2.86% in 2024 compared to 1.85% in 2023.

Tax-equivalent interest income increased $44.2 million, or 114.4%, to $82.9 million in 2024 from $38.7 million in 2023, which was largely caused by significant growth in average earning assets, coupled with an increase in the tax-equivalent yield on average earning assets. Average earning assets increased $482.1 million, or 47.8%, to $1.5 billion in 2024 from $1.0 billion in 2023, resulting in a corresponding increase to tax-equivalent interest income of $27.1 million. Specifically, average loans increased $493.7 million, or 79.3%, to $1.1 billion in 2024 from $622.5 million in 2023, which reflected the MBF merger as well as strong organic loan growth. Taxable investment securities averaged $291.0 million in 2024, a decrease of $63.5 million, or 17.9%, compared to $354.4 million in 2023, and tax-exempt securities averaged $78.9 million in 2024, an increase of $55.4 million, or 235.9%, compared to $23.5 million in 2023, which contributed to an increase of $1.5 million in tax-equivalent interest income. The tax-equivalent yield on earning assets increased 173 basis points to 5.56% in 2024 from 3.83% in 2023, which resulted in a corresponding increase in tax-equivalent interest income of $17.1 million. The Corporation’s tax-equivalent yield on loans increased 144 basis points to 6.58% in 2024 compared to 5.14% in 2023, resulting in a corresponding increase in tax-equivalent interest income of $15.7 million, due primarily to net accretion of loan fair value adjustments recorded in conjunction with the MBF merger as well as the continued repricing of existing variable rate loans in the Corporation’s portfolio. Meanwhile, the tax-equivalent yield on investment securities increased 79 basis points to 2.49% in 2024 from 1.70% in 2023 and caused a corresponding increase to tax-equivalent interest income of $1.3 million.

Interest expense increased $16.2 million, or 107.3%, to $31.3 million in 2024 from $15.1 million in 2023, which was primarily from an increase in funding costs, coupled with an increase in average deposits resulting from the MBF merger. Average borrowed funds, which is largely comprised of customer repurchase agreements and FHLB of Pittsburgh advances, averaged $184.5 million in 2024, a decrease of $35.9 million from $220.4 million in 2023. Lower volumes of average borrowed funds resulted in a corresponding decrease in interest expense of $1.7 million. Total average interest-bearing deposits increased $431.1 million, or 79.4%, to $974.1 million for 2024, compared to $543.0 million for 2023, which resulted in a corresponding increase in interest expense of $5.6 million. The Corporation experienced higher funding costs in 2023 and 2024 as a result of rising market rates and increased competition.  For the year ended December 31, 2024, the Corporation’s cost of funds increased 72 basis points to 2.70% from 1.98% for the year ended December 31, 2023, which resulted in a corresponding increase in interest expense of $12.3 million.

The following Average Balance Sheet and Rate Analysis tables presents the average assets, actual income or expense and the average yield on assets, liabilities and stockholders’ equity for the years ended December 31, 2024 and 2023.

AVERAGE BALANCE SHEET AND RATE ANALYSIS

YEARS ENDED DECEMBER 31,

	2024			2023
(In Thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS:	(1)			(1)
Tax-exempt loans	$41,875	$1,889	4.51%	$31,729	$1,136	3.58%
All other loans	1,074,344	71,513	6.66%	590,814	30,885	5.23%
Total loans (2)(3)(4)	1,116,219	73,402	6.58%	622,543	32,021	5.14%

Taxable securities	290,951	5,063	1.74%	354,436	5,348	1.51%
Tax-exempt securitites (3)	78,907	4,145	5.25%	23,490	1,061	4.52%
Total securities	369,858	9,208	2.49%	377,926	6,409	1.70%

Federal funds sold	—	—	0.00%	3	—	0.00%
Interest-bearing deposits in other banks	5,339	288	5.39%	8,875	228	2.57%

Total interest-earning assets	1,491,416	82,898	5.56%	1,009,347	38,658	3.83%

Other assets	102,048			43,765

TOTAL ASSETS	$1,593,464			$1,053,112

LIABILITIES:
Savings	$198,175	61	0.03%	$167,611	51	0.03%
Now deposits	324,602	6,564	2.02%	165,347	506	0.31%
Money market deposits	109,584	2,270	2.07%	54,190	779	1.44%
Time deposits	341,740	13,507	3.95%	155,863	3,628	2.33%
Total interest-bearing deposits	974,101	22,402	2.30%	543,011	4,964	0.91%

Short-term borrowings	119,908	5,741	4.79%	197,827	9,119	4.61%
Long-term borrowings	64,633	3,135	4.85%	22,575	1,002	4.44%
Total borrowings	184,541	8,876	4.81%	220,402	10,121	4.59%

Total interest-bearing liabilities	1,158,642	31,278	2.70%	763,413	15,085	1.98%

Noninterest-bearing deposits	261,935			186,934
Other liabilities	12,752			5,538
Stockholders’ equity	160,135			97,227
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,593,464			$1,053,112
Interest rate spread (6)			2.86%			1.85%
Net interest income/margin (5)		$51,620	3.46%		$23,573	2.34%

(1)	Average volume information was compared using daily averages for interest-earning and bearing accounts.

(2)	Interest on loans includes loan fee income.

(3)	Tax exempt interest revenue is shown on a tax-equivalent basis using a statutory federal income tax rate of 21 percent for 2024 and 2023.

(4)	Nonaccrual loans have been included with loans for the purpose of analyzing net interest earnings.

(5)	Net interest margin is computed by dividing annualized tax-equivalent net interest income by total interest earning assets.

(6)	Interest rate spread represents the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.

Reconcilement of Taxable Equivalent Net Interest Income
	For the Years Ended December 31,
	2024	2023
(In Thousands)
Total interest income	$81,743	$38,347
Total interest expense	31,278	15,085

Net interest income	50,465	23,262
Tax equivalent adjustment	1,155	311

Net interest income
(fully taxable equivalent)	$51,620	$23,573

Rate/Volume Analysis

To enhance the understanding of the effects of volumes (the average balance of earning assets and costing liabilities) and average interest rate fluctuations on the Consolidated Balance Sheets as it pertains to net interest income, the table below reflects these changes for the years ended December 31, 2024 versus December 31, 2023:

	Years Ended December 31,
	2024 vs 2023
	Increase (Decrease)
	Due to
(In Thousands)	Volume	Rate	Net
Interest income:
Loans, tax-exempt	$363	$390	$753
Loans	25,277	15,351	40,628
Taxable investment securities	(958)	673	(285)
Tax-exempt investment securities	2,503	581	3,084
Federal funds sold	—	—	—
Interest bearing deposits	(91)	151	60
Total interest-earning assets	27,094	17,146	44,240

Interest expense:
Savings	9	1	10
NOW deposits	487	5,571	6,058
Money market deposits	796	695	1,491
Time deposits	4,327	5,552	9,879
Short-term borrowings	(3,592)	214	(3,378)
Long-term borrowings, FHLB	1,867	266	2,133
Total interest-bearing liabilities	3,894	12,299	16,193
Change in net interest income	$23,200	$4,847	$28,047

Provision for Credit Losses - Loans

For the year ended December 31, 2024, the Corporation recorded a $847,000 provision for credit losses on loans compared to $2.6 million for the year ended December 31, 2023. The provision for 2024 primarily reflects an increase in volume in the loan portfolio along with changes in qualitative factors related to the nature of the loan portfolio, volume and severity of past due loans, loan grade migration, changes in lending staff and changes in lending policies and procedures. The provision for 2023 was primarily as a result of a $2.9 million one-time provision related to purchased non-PCD loans acquired as part of the MBF merger, as well as a net credit due to other factors.

See Note 1 and 5 within the Corporation’s Notes to the Consolidated Financial Statements which are included in this Annual Report on Form 10-K for more information regarding the Corporation’s allowance for credit losses as of December 31, 2024.

Non-interest Income

Total non-interest income increased $3.3 million or 45.7% to $10.4 million for the year ended December 31, 2024, compared to $7.1 million for the year ended December 31, 2023. Service charges and fees increased $638,000 due to an increased number of accounts and increased transaction volumes due to the MBF merger. Interchange fees increased $801,000 or 43.6% due to an increase in the volume of transactions due to the MBF merger and continued increase in electronic payments. Earnings on bank-owned life insurance increased $425,000 or 84.5% from $503,000 to $928,000 due to an increase in cash surrender values related to the MBF merger. Other non-interest income increased $930,000 or 92.4% due primarily to incentives received in conjunction with the launch of a debit card reissuance project, a governmental grant recorded in conjunction with the completion of a solar energy project, increases in merchant services income and secondary market mortgage servicing fees.

	For the Years Ended
	December 31, 2024		December 31, 2023		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Service charges and fees	$2,732	26.3%	$2,094	29.4%	$638	30.5%
Interchange fees	2,640	25.4	1,839	25.8	801	43.6
Gain on sale of loans	413	4.0	276	3.9	137	49.6
Earnings on bank-owned life insurance	928	8.9	503	7.1	425	84.5
Brokerage	807	7.8	636	8.9	171	26.9
Trust	943	9.1	885	12.4	58	6.6
Gains (losses) on marketable equity securities	60	0.6	(119)	(1.7	179	150.4
Realized losses on available-for-sale debt securities, net	(85)	(0.8	—	—	(85)	(100.0
Other non-interest income	1,937	18.7	1,007	14.2	930	92.4
Total non-interest income	$10,375	100.0%	$7,121	100.0%	$3,254	45.7%

Non-interest Expense

Total non-interest expense increased $13.6 million or 56.2% from $24.1 million for the year ended December 31, 2023, to $37.7 million for the year ended December 31, 2024. The MBF merger has contributed significantly to increases in all components of non-interest expense. Salaries and employee benefits increased $7.4 million, occupancy increased $1.1 million, Pennsylvania shares tax increased $576,000, data processing and telecommunications increased $2.0 million and other non-interest expense increased $1.6 million. All of these increases relate to the closing of the MBF merger on November 11, 2023. Merger-related expenses totaled $241,000 for the year ended December 31, 2024, compared to $3.0 million for the year ended December 31, 2023. Amortization of intangibles totaled $2.2 million for the year ended December 31, 2024, compared to $183,000 for the year ended December 31, 2023 with the increase being due primarily to amortization of the core deposit intangible related to the MBF merger.

One standard to measure non-interest expense is to express annualized non-interest expense as a percentage of average total assets. For the year ended December 31, 2024 this percentage was 2.53% compared to 2.39% for the year ended December 31, 2023.

	For the Years Ended
	December 31, 2024		December 31, 2023		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Salaries and employee benefits	$19,027	50.5%	$11,618	48.2%	$7,409	63.8%
Occupancy	2,459	6.5	1,391	5.8	1,068	76.8
Furniture and equipment	1,665	4.4	1,192	4.9	473	39.7
Pennsylvania shares tax	941	2.5	365	1.5	576	157.8
Professional fees	1,522	4.0	1,280	5.3	242	18.9
Director’s fees	618	1.6	326	1.4	292	89.6
Federal deposit insurance	820	2.2	478	2.0	342	71.5
Data processing and telecommunications	3,595	9.5	1,559	6.5	2,036	130.6
Automated teller machine and interchange	671	1.8	340	1.4	331	97.4
Merger-related expenses	241	0.6	3,028	12.6	(2,787)	(92.0
Amortization of intangibles	2,202	5.8	183	0.8	2,019	100.0
Other non-interest expense	3,901	10.6	2,350	9.6	1,551	66.0
Total non-interest expense	$37,662	100.0%	$24,110	100.0%	$13,552	56.2%

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

The Bank strives to maintain sufficient liquidity to fund operations, loan demand and to satisfy fluctuations in deposit levels. The Bank is required to have enough investments that qualify as liquid assets in order to maintain sufficient liquidity to ensure safe and sound banking operations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. The Bank attempts to maintain adequate but not excessive liquidity, and liquidity management is both a daily and long-term function of its business management. The Bank manages its liquidity in accordance with a board of directors-approved asset liability policy and liquidity contingency plan, which are administered by its asset-liability committee (“ALCO”). ALCO reports interest rate sensitivity, liquidity, capital and investment-related matters on a quarterly basis to the Bank’s board of directors.

The Bank reviews cash flow projections regularly and updates them in order to maintain liquid assets at levels believed to meet the requirements of normal operations, including loan commitments and potential deposit outflows from maturing certificates of deposit and savings withdrawals. While deposits and securities sold under agreements to repurchase are its primary source of funds, when needed it is also able to generate cash through borrowings from the FHLB. At December 31, 2024, the Bank had remaining available capacity with FHLB, subject to certain collateral restrictions, of $468.0 million.

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

The statement of cash flows presents the change in cash and cash equivalents from operating, investing and financing activities. Cash and due from banks and interest-bearing deposits in other banks, which comprise cash and cash equivalents, are the Corporation’s most liquid assets. Cash and cash equivalents totaled $17.4 million at December 31, 2024, a decrease of $1.0 million, or 5.4%, from $18.4 million at December 31, 2023, as net cash inflows from operating and investing activities were less than net cash outflows from financing activities.

Net cash inflows from investing activities provided $48.5 million of cash and cash equivalents during the year ended December 31, 2024. Accounting for the majority of the net cash inflows was $107.1 million related to proceeds from sales, paydowns, calls and maturities of available-for-sale debt securities. This was partially offset by purchases of available-for-sale debt securities of $14.9 million and a net increase in loans and leases of $47.4 million, which reflected strong loan demand. Financing activities used $66.4 million in net cash, which resulted primarily from a decrease in short-term borrowings, consisting of customer repurchase agreements and short-term FHLB borrowings, of $184.1 million. These outflows were offset by a $140.6 million increase in deposits. These changes were primarily related to a strategic initiative to reposition customer repurchase agreements into core deposit accounts. Operating activities include net income, adjusted for the effects of non-cash transactions including, among others, depreciation and amortization and the provision for credit losses, and is the primary source of cash flows from operations. For the year ended December 31, 2024, operating activities provided the Corporation with $16.9 million in net cash, which primarily reflected net income of $19.0 million.

The Corporation regularly analyzes its ability to generate adequate amounts of cash to meet its short and long-term cash requirements and plans. As part of its quarterly asset liability management procedures, the Corporation performs liquidity cash flow forecasts in various base level and stress scenarios to monitor future cash needs. As of December 31, 2024, the Corporation is expected to maintain a level cash balance over the next 12 months. The Corporation has not identified any known demands, commitments, events or uncertainties that would result or that are reasonably likely to result in its liquidity position materially increasing or decreasing over the next 12 months. The Corporation’s long-term cash needs are regularly analyzed through its strategic planning process, which includes a detailed review of liquidity and funding needs.

We manage liquidity on a daily basis. We believe that our liquidity is sufficient to meet present and future financial obligations and commitments on a timely basis. However, see potential liquidity risk factors at Item 1A – Risk Factors and refer to the Consolidated Statements of Cash Flows contained in this Annual Report on Form 10-K.

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

One major objective of the Bank when managing the rate sensitivity of its assets and liabilities is to stabilize net interest income. The management of and authority to assume interest rate risk is the responsibility of the Bank’s ALCO, which is comprised of senior management and Board members. ALCO meets quarterly to monitor the ratio of interest sensitive assets to interest sensitive liabilities. The process to review interest rate risk is a regular part of management of the Bank. Consistent policies and practices of measuring and reporting interest rate risk exposure, particularly regarding the treatment of noncontractual assets and liabilities, are in effect. In addition, there is an annual process to review the interest rate risk policy with the Board of Directors which includes limits on the impact to earnings from shifts in interest rates.

The ratio between assets and liabilities repricing in specific time intervals is referred to as an interest rate sensitivity gap. Interest rate sensitivity gaps can be managed to take advantage of the slope of the yield curve as well as forecasted changes in the level of interest rate changes.

To manage the interest sensitivity position, an asset/liability model called “gap analysis” is used to monitor the difference in the volume of the Bank’s interest sensitive assets and liabilities that mature or reprice within given periods. A positive gap (asset sensitive) indicates that more assets reprice during a given period compared to liabilities, while a negative gap (liability sensitive) has the opposite effect. The Bank employs computerized net interest income simulation modeling to assist in quantifying interest rate risk exposure. This process measures and quantifies the impact on net interest income through varying interest rate changes and balance sheet compositions. The use of this model assists the ALCO to gauge the effects of the interest rate changes on interest sensitive assets and liabilities in order to determine what impact these rate changes will have upon our net interest spread. At December 31, 2024, our cumulative gap positions were within the internal risk management guidelines.

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

The following table illustrates the simulated impact of parallel and instantaneous interest rate shocks of +100, +200, +300, -100, -200, and -300 basis points on net interest income and the change in economic value over a one-year time horizon from the December 31, 2024 levels:

	Rates +100		Rates +200		Rates +300		Rates -100		Rates -200		Rates -300
	Simulation Results	Policy Limit	Simulation Results	Policy Limit	Simulation Results	Policy Limit	Simulation Results	Policy Limit	Simulation Results	Policy Limit	Simulation Results	Policy Limit
Earnings at risk:
Percent change in net interest income	6.66%	-10.00%	0.46%	-15.00%	-6.07%	-20.00%	16.19%	-10.00%	18.41%	-15.00%	20.51%	-20.00%

Economic value at risk:
Percent change in economic value of equity	-6.96%	-15.00%	-15.14%	-25.00%	-24.11%	-30.00%	3.65%	-15.00%	4.95%	-25.00%	4.95%	-30.00%

Model results from the simulation at December 31, 2024 indicated that the Bank was projected to see an increase in net interest income over a one-year horizon in any of the rate shock scenarios, with the exception of the +300 scenario, which showed a 6.07% decrease. The percent change in EVE is expected to decrease in all rates up scenarios and increase in all rates down scenarios. All modeled exposures to net interest income and EVE for the next twelve-month horizon are within internal ALCO policy guidelines.

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

Item 8. Financial Statements and Supplementary Data

Muncy Columbia Financial Corporation

Consolidated Balance Sheets

	December 31,
(In Thousands, Except Share and Per Share Data)	2024	2023
ASSETS
Cash and due from banks	$11,200	$14,614
Interest-bearing deposits in other banks	6,180	3,763
Total cash and cash equivalents	17,380	18,377

Interest-bearing time deposits	—	979
Available-for-sale debt securities, at fair value	323,248	413,302
Marketable equity securities, at fair value	1,355	1,295
Restricted investment in bank stocks, at cost	7,095	10,394
Loans held for sale	1,691	366

Loans receivable	1,125,937	1,068,429
Allowance for credit losses	(9,858)	(9,302)
Loans, net	1,116,079	1,059,127

Premises and equipment, net	26,484	27,569
Foreclosed assets held for sale	70	170
Accrued interest receivable	4,850	5,362
Bank-owned life insurance	40,953	40,209
Investment in limited partnerships	5,092	5,828
Deferred tax asset, net	10,012	12,634
Goodwill	25,609	25,609
Other intangible assets, net	10,047	11,895
Other assets	5,993	6,663
TOTAL ASSETS	$1,595,958	$1,639,779

LIABILITIES
Interest-bearing deposits	$1,032,729	$884,654
Noninterest-bearing deposits	259,700	266,015
Total deposits	1,292,429	1,150,669

Short-term borrowings	68,388	252,532
Long-term borrowings	55,536	70,448
Accrued interest payable	1,857	2,358
Other liabilities	11,338	9,947
TOTAL LIABILITIES	1,429,548	1,485,954

STOCKHOLDERS’ EQUITY
Common stock, par value $1.25 per share; 15,000,000 shares authorized; issued 3,841,438 and outstanding 3,532,713 at December 31, 2024; issued 3,834,976 and outstanding 3,570,276 at December 31, 2023;	4,802	4,794
Additional paid-in capital	83,543	83,343
Retained earnings	103,268	90,514
Accumulated other comprehensive loss	(13,896)	(15,036)
Treasury stock, at cost; 308,725 shares at December 31, 2024 and 264,700 shares at December 31, 2023	(11,307)	(9,790)
TOTAL STOCKHOLDERS’ EQUITY	166,410	153,825
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,595,958	$1,639,779

See accompanying notes to the consolidated financial statements.

Muncy Columbia Financial Corporation

Consolidated Statements of Income

	For the Years Ended
	December 31,
(In Thousands, Except Share and Per Share Data)	2024	2023
INTEREST AND DIVIDEND INCOME
Interest and fees on loans:
Taxable	$71,513	$30,885
Tax-exempt	1,518	969
Interest and dividends on investment securities:
Taxable	4,256	5,030
Tax-exempt	3,361	917
Dividend and other interest income	807	318
Federal funds sold	—	1
Deposits in other banks	288	227
TOTAL INTEREST AND DIVIDEND INCOME	81,743	38,347

INTEREST EXPENSE
Deposits	22,402	4,964
Short-term borrowings	5,741	9,119
Long-term borrowings	3,135	1,002
TOTAL INTEREST EXPENSE	31,278	15,085

NET INTEREST INCOME	50,465	23,262

Provision for credit losses - loans	847	2,554
Recovery of credit losses - off balance sheet credit exposures	(10)	(33)
TOTAL PROVISION FOR CREDIT LOSSES	837	2,521

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	49,628	20,741

NON-INTEREST INCOME
Service charges and fees	2,732	2,094
Interchange fees	2,640	1,839
Gain on sale of loans	413	276
Earnings on bank-owned life insurance	928	503
Brokerage	807	636
Trust	943	885
Gains (losses) on marketable equity securities	60	(119)
Realized losses on available-for-sale debt securities, net	(85)	—
Other non-interest income	1,937	1,007
TOTAL NON-INTEREST INCOME	10,375	7,121

NON-INTEREST EXPENSE
Salaries and employee benefits	19,027	11,618
Occupancy	2,459	1,391
Furniture and equipment	1,665	1,192
Pennsylvania shares tax	941	365
Professional fees	1,522	1,280
Director’s fees	618	326
Federal deposit insurance	820	478
Data processing and telecommunications	3,595	1,559
Automated teller machine and interchange	671	340
Merger-related expenses	241	3,028
Amortization of intangibles	2,202	183
Other non-interest expense	3,901	2,350
TOTAL NON-INTEREST EXPENSE	37,662	24,110

INCOME BEFORE INCOME TAX PROVISION	22,341	3,752
INCOME TAX PROVISION	3,318	365
NET INCOME	$19,023	$3,387

EARNINGS PER SHARE - BASIC AND DILUTED	$5.33	$1.49
WEIGHTED AVERAGE SHARES OUTSTANDING	3,568,145	2,279,808

See accompanying notes to the consolidated financial statements.

Muncy Columbia Financial Corporation

Consolidated Statements of Comprehensive Income

	For the Years Ended
	December 31,
(In Thousands)	2024	2023
Net Income	$19,023	$3,387
Other comprehensive income:
Unrealized holding gains on available-for-sale debt securities	1,360	15,629
Tax effect	(287)	(3,281)
Net realized losses included in net income	85	—
Tax effect	(18)	—
Other comprehensive income, net	1,140	12,348
Comprehensive income	$20,163	$15,735

See accompanying notes to the consolidated financial statements.

Muncy Columbia Financial Corporation

Consolidated Statements of Changes in Stockholders’ Equity

					Accumulated
(In Thousands Except Share and Per	Common Stock		Additional Paid-In	Retained	Other Comprehensive	Treasury	Total Stockholders’
Share Data)	Shares	Amount	Capital	Earnings	Loss	Stock	Equity
Balance, December 31, 2023	3,834,976	$4,794	$83,343	$90,514	$(15,036)	$(9,790)	$153,825
Net income	—	—	—	19,023	—	—	19,023
Other comprehensive income	—	—	—	—	1,140	—	1,140
Common stock issuance under employee stock purchase plan	6,462	8	179	—	—	—	187
Recognition of employee stock purchase plan expense	—	—	21	—	—	—	21
Purchase of treasury stock (44,025 shares)	—	—	—	—	—	(1,517)	(1,517)
Cash dividends ($1.76 per share)	—	—	—	(6,269)	—	—	(6,269)
Balance, December 31, 2024	3,841,438	$4,802	$83,543	$103,268	$(13,896)	$(11,307)	$166,410

Balance, December 31, 2022	2,343,835	$2,930	$30,030	$90,156	$(27,384)	$(9,790)	$85,942
Net income	—	—	—	3,387	—	—	3,387
Other comprehensive income	—	—	—	—	12,348	—	12,348
Common stock issuance under employee stock purchase plan	2,181	3	74	—	—	—	77
Recognition of employee stock purchase plan expense	—	—	8	—	—	—	8
Cash dividends ($1.71 per share)	—	—	—	(3,557)	—	—	(3,557)
Shares issued for acquisition of Muncy Bank Financial, Inc.	1,488,960	1,861	53,231	—	—	—	55,092
Cumulative effect of adoption of ASU 2016-13	—	—	—	528	—	—	528
Balance, December 31, 2023	3,834,976	$4,794	$83,343	$90,514	$(15,036)	$(9,790)	$153,825

See accompanying notes to the consolidated financial statements.

Muncy Columbia Financial Corporation

Consolidated Statements of Cash Flows

	For the Years Ended
	December 31,
(In Thousands)	2024	2023
OPERATING ACTIVITIES
Net Income	$19,023	$3,387
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	837	2,521
Depreciation and amortization of premises and equipment	1,515	790
Accretion of loan fair value adjustments, net	(10,685)	(948)
Amortization of deposit fair value adjustments, net	1,185	176
(Gains) losses on marketable equity securities	(60)	119
Realized losses on available-for-sale debt securities, net	85	—
(Accretion) amortization of investment securities, net	(719)	347
Losses on sale of foreclosed assets held for sale, net	129	62
Deferred income taxes	2,317	(200)
Gain on sale of loans	(413)	(276)
Proceeds from sale of mortgage loans	16,219	13,286
Originations of mortgage loans held for resale	(17,131)	(12,395)
Amortization of intangibles	2,202	183
Amortization of investment in limited partnerships	736	283
Decrease (increase) in accrued interest receivable	512	(869)
Earnings on bank-owned life insurance	(928)	(503)
Gain on settlement of bank-owned life insurance claims	(66)	—
(Decrease) increase in accrued interest payable	(501)	787
Other, net	2,643	329
Net cash provided by operating activities	16,900	7,079
INVESTING ACTIVITIES
Net cash and cash equivalents provided by business combination	—	7,845
Available-for-sale debt securities:
Purchases	(14,924)	(789)
Proceeds from sales	51,734	—
Proceeds from paydowns, calls and maturities	55,323	36,847
Proceeds from maturities of interest-bearing time deposits	989	—
Purchase of bank-owned life insurance	(44)	(45)
Proceeds from redemption of restricted investment in bank stocks	10,386	7,097
Purchase of restricted investment in bank stocks	(7,087)	(6,098)
Net increase in loans	(47,381)	(32,420)
Proceeds from sale of foreclosed assets held for sale	248	—
Purchase of investment in limited partnership	—	(2,366)
Acquisition of customer relationship intangibles	(354)	—
Acquisition of premises and equipment	(407)	(968)
Net cash provided by investing activities	48,483	9,103
FINANCING ACTIVITIES
Net increase (decrease) in deposits	140,575	(53,125)
Net (decrease) increase in short-term borrowings	(184,144)	20,720
Proceeds from long-term borrowings	—	25,000
Repayment of long-term borrowings	(15,212)	(4)
Purchase of treasury stock	(1,517)	—
Proceeds from issuance of common stock	187	77
Cash dividends paid	(6,269)	(3,557)
Net cash used for financing activities	(66,380)	(10,889)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(997)	5,293
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	18,377	13,084
CASH AND CASH EQUIVALENTS, END OF PERIOD	$17,380	$18,377

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest paid	$31,779	$12,914
Income taxes paid	—	975
Loans transferred to foreclosed assets held for sale	277	170
Loans held for sale transferred to loans	—	3,587
Bank-owned life insurance death benefit receivable	294	—

See Note 2 for additional information on the noncash effects of business combination

See accompanying notes to the consolidated financial statements.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of these consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant changes include the allowance for credit losses, fair values of available-for-sale debt securities based on estimates from independent valuation services or from brokers and the fair values of assets acquired and liabilities assumed in business combinations. Assumptions and factors used in the estimates are evaluated on an annual basis or whenever events or changes in circumstances indicate that the previous assumptions and factors have changed. The result of the analysis could result in adjustments to the estimates.

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

Available-for-Sale Debt Securities

Debt securities classified as available-for-sale are carried at fair value with unrealized gains and losses, net of the related tax effects, reflected as a separate component of stockholders’ equity. Investment securities are classified at the time of purchase, based on management’s intention and ability, as securities held-to-maturity, securities available-for-sale, or securities held for trading. Debt securities acquired with the intent and ability to hold to maturity are stated at cost, adjusted for amortization of premium and accretion of discount, which are computed using the interest method and recognized as adjustments of interest income. Debt securities which are held principally as a source of liquidity are classified as available-for-sale. Debt securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in current earnings. Realized security gains and losses are computed using the specific identification method. The Corporation does not hold any held-to-maturity or trading securities as of December 31, 2024 and 2023. Interest and dividends on investment securities are recognized as income when earned.

Allowance for Credit Losses – Available-for-Sale Debt Securities

The Bank measures expected credit losses on available-for-sale debt securities when the Bank does not intend to sell, or when it is not more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For available-for-sale debt securities that do not meet the aforementioned criteria, the Bank evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Bank considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this evaluation indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, equal to the amount that the fair value is less than the amortized cost basis. Economic forecast data is utilized to calculate the present value of expected cash flows. The Bank obtains its forecast data through a subscription to a widely recognized and relied upon company who publishes various forecast scenarios. Management evaluates the various scenarios to determine a reasonable and supportable scenario, and utilizes a single scenario in the model. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income.

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

Accrued interest receivable on available-for-sale debt securities totaled $1,160,000 and $1,644,000 at December 31, 2024 and 2023, respectively, and is included within accrued interest receivable on the Consolidated Balance Sheets. This amount is excluded from the estimate of expected credit losses. Available-for-sale debt securities are typically classified as non-accrual when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about the further collectability of principal or interest. When available-for-sale debt securities are placed on non-accrual status, unpaid interest credited to income is reversed.

Marketable Equity Securities

Marketable equity securities are carried at fair value with unrealized and realized gains and losses included in net income.

Restricted Investment in Bank Stocks

Restricted investment in bank stocks represent required investments in the common stock of correspondent banks and consists of common stock of the Federal Home Loan Bank of Pittsburgh (“FHLB”) of $6,995,000 and $10,294,000 at December 31, 2024 and 2023, respectively, and other correspondent banks of $100,000 at both December 31, 2024 and 2023. As no active market exists for this stock, it is carried at cost. As a member of the FHLB, the Bank is required to maintain an investment in FHLB stock based on advances and other criteria. The Bank evaluated its holding of restricted stock and noted no credit loss at December 31, 2024 and 2023.

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

A loan is considered past due when a required payment is not received by the scheduled due date and is considered delinquent when it is 30 days or more past due. Loans are placed on nonaccrual status when principal or interest is past due 90 days or more and the collection of interest is doubtful, except for residential mortgage loans secured by 1-4 family dwellings. Residential mortgage loans are placed on nonaccrual status when it is established that funds are not available for repayment. Interest accrued but not collected as of the date of placement on nonaccrual status is reversed and charged against current income. While a loan is classified as nonaccrual and the future collectability of the recorded loan balance is doubtful, collections of interest and principal are generally applied as a reduction to the principal outstanding. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time (generally six months) and the ultimate collectability of the total contractual principal and interest is no longer in doubt.

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

The Bank has elected to exclude accrued interest receivable from the measurement of its ACL totaling $3,690,000 and $3,714,000 at December 31, 2024 and 2023, respectively. When a loan is placed on non-accrual status, any outstanding accrued interest is reversed against interest income.

The ACL for individual loans begins with the use of normal credit review procedures to identify whether a loan no longer shares similar risk characteristics with other pooled loans and therefore, should be individually assessed. We evaluate all commercial loans that meet the following criteria: (1) when it is determined that foreclosure is probable; or (2) substandard, doubtful and nonperforming loans when repayment is expected to be provided substantially through the operation or sale of the collateral; or (3) when it is determined by management that a loan does not share similar risk characteristics with other loans. Specific reserves are established based on the following three acceptable methods for measuring the ACL: (1) the present value of expected future cash flows discounted at the loan’s original effective interest rate; (2) the loan’s observable market price; or (3) the fair value of the collateral when the loan is collateral dependent. Our individual loan evaluations consist primarily of the fair value of collateral method because most of our loans are collateral dependent. Collateral values are discounted to consider dispositions costs when appropriate. A specific reserve is established or a charge-off is taken if the fair value of the loan is less than the loan balance.

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

Mortgage Servicing Rights

When mortgage loans are sold with servicing retained, servicing rights are initially recorded at fair value with the income statement effect recorded in gains on sale of loans. Fair value is based on market prices for comparable mortgage servicing contracts, when available or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. All classes of servicing assets are subsequently measured using the amortization method which requires servicing rights to be amortized into non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans. Mortgage servicing rights are reported in other assets on the Consolidated Balance Sheets. Servicing rights are evaluated for impairment annually based upon the fair value of the rights as compared to the carrying amount. Significant inputs to the fair value of mortgage servicing rights include expected net servicing income to be received, the expected life of the underlying loans and the discount rate. No impairment losses on mortgage servicing rights were recorded for the years ended December 31, 2024 and 2023.

Total loans serviced for the benefit of others amounted to $245,517,000 and $256,993,000 at December 31, 2024 and 2023, respectively, and are not included in the Consolidated Balance Sheets. Servicing fee income, which is reported on the Consolidated Statements of Income as other non-interest income, is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal; or a fixed amount per loan and are recorded as income when earned. The amortization of mortgage servicing rights is netted against loan servicing fee income. Net servicing fees totaled $441,000 and $313,000 for the years ended December 31, 2024 and 2023, respectively.

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

Intangible Assets – Goodwill

Goodwill arises from business combinations and is determined as the excess of the fair value of the consideration transferred over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. The Corporation has recorded net goodwill of $25,609,000 at both December 31, 2024 and 2023, related to the 2023 acquisition of Muncy Bank Financial, Inc. and its subsidiary, The Muncy Bank & Trust Company, and the 2008 acquisition of Columbia Financial Corporation and its subsidiary, First Columbia Bank & Trust Co. Goodwill acquired in a business combination is determined to have an indefinite useful life and is not amortized, but tested for impairment at least annually or more frequently if events and circumstances exists that indicate an impairment test should be performed. Any impairment of goodwill results in a charge to income. Goodwill is tested for impairment at the reporting unit level and an impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. The Corporation employs general industry practices in evaluating the impairment of its goodwill and other intangible assets.  Based upon its evaluation, management determined there was no impairment of goodwill during 2024 or 2023. No assurance can be given that future impairment tests will not result in a charge to earnings.

Intangible Assets – Other

The Corporation’s other intangible assets consist of core deposit and customer relationship intangibles. These intangibles are being amortized on a sum of the years digits method over 10 years and had a net carrying value of $10,047,000 and $11,895,000 as of December 31, 2024 and 2023, respectively. The recoverability of the carrying value is evaluated on an ongoing basis, and permanent declines in value, if any, are charged to expense. Amortization of the Corporation’s other intangible assets amounted to $2,202,000 and $183,000 for the years ended December 31, 2024 and 2023, respectively.

The estimated amortization expense of the other intangible assets over their remaining life is as follows:

(In Thousands):	Core Deposit Intangible	Customer Relationship Intangible	Total
2025	$1,958	$62	$2,020
2026	1,738	55	1,793
2027	1,519	49	1,568
2028	1,299	43	1,342
2029	1,080	36	1,116
Thereafter	2,123	85	2,208
Total	$9,717	$330	$10,047

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

Investments in Limited Partnerships

The Corporation is a limited partner in six partnerships at December 31, 2024 that provide low income housing in the Corporation’s geographic market area. The investments are accounted for under the proportional amortization method. The proportional amortization method results in the cost of the investments being amortized in proportion to the income tax credits and other income tax benefits received, with the amortization of the investments and the income tax credits being presented net in the Consolidated Statements of Income as a component of income tax expense. The amount of tax credits allocated to the Corporation was $840,000 and the amortization of the investments in limited partnerships was $746,000 in 2024. The amount of tax credits allocated to the Corporation was $484,000 and the amortization of the investments in limited partnerships was $346,000 in 2023. The carrying value of the Corporation’s investments in limited partnerships was $5,092,000 and $5,828,000 at December 31, 2024 and 2023, respectively.

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

The Corporation and the Bank are subject to U.S. federal income tax and Commonwealth of Pennsylvania tax. The Corporation and the Bank file a consolidated federal income tax return. The Corporation is also required to file a separate state income tax return. With limited exceptions, the Corporation is no longer subject to examination by Federal or State taxing authorities for years prior to 2021. At December 31, 2024 and December 31, 2023 the Corporation did not have any unrecognized tax benefits. The Corporation does not expect the amount of any unrecognized tax benefits to significantly increase in the next twelve months. The Corporation recognizes interest related to income tax matters as interest expense and penalties related to income tax matters as other noninterest expense. At December 31, 2024 and December 31, 2023, the Corporation does not have any amounts accrued for interest and/or penalties.

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

Advertising Costs

It is the Corporation’s policy to expense advertising costs in the period in which they are incurred. Advertising expenses for the years ended December 31, 2024 and 2023 were approximately $715,000 and $322,000, respectively.

Comprehensive Income

The Corporation is required to present comprehensive income and its components in a full set of general-purpose financial statements for all periods presented. The Corporation’s other comprehensive income is composed exclusively of the net unrealized gains and losses attributable to available-for-sale debt securities.

Revenue Recognition

Under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, management determined that the primary sources of revenue associated with financial instruments, including interest income on loans and investments, along with certain noninterest revenue sources including investment security gains, loan servicing charges, gains on the sale of loans, and earnings on bank owned life insurance are not within the scope of Topic 606. The Corporation’s largest sources of noninterest income within the scope of Topic 606 are as follows:

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

Segment Reporting

Management has determined that the Corporation has one reportable segment, “Community Banking.” All of the Corporation’s activities are interrelated, and each activity is dependent and assessed based on how each of the activities of the Corporation supports the others.

The Community Banking segment derives revenues from traditional banking and related financial services to individual, business and government customers. Through its branch, remote capture, internet banking, telephone, mobile banking, and automated teller machine network, the Bank offers a full array of commercial and retail financial services, including the taking of time, savings, and demand deposits; the making of commercial, consumer and mortgage loans; and the providing of other financial services. The Bank also performs personal, corporate, pension and fiduciary services as well as offers diverse investment products through its investment center. The Corporation does not have intra-entity sales or transfers other than dividends paid to the Corporation from the Bank.

The accounting policies of the Community Banking segment are the same as those described in the summary of significant accounting policies above. The Corporation’s chief operating decision maker is the Chief Executive Officer. The Chief Executive Officer assesses performance for the Community Banking segment and decides how to allocate resources based on net income that is reported on the Consolidated Statements of Income. The measure of segment assets is reported on the Consolidated Balance Sheets as total assets.

The Chief Executive Officer uses net income to evaluate income generated from segment assets (return on average assets) in determining appropriate strategic initiatives and balance sheet management practices. Net income is used to monitor budget versus actual results. The Chief Executive Officer also uses net income in peer analysis by benchmarking the Corporation’s competitors. The peer analysis along with the monitoring of budgeted versus actual results are used in assessing performance of the segment and in establishing management’s strategic outlook.

Reclassifications

Certain amounts in the consolidated financial statements of the prior years have been reclassified to conform to presentations used in the 2024 consolidated financial statements. Such reclassifications had no effect on the Corporation’s consolidated financial condition or net income.

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

Assets:
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

In March 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-02, Investments – Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method. ASU 2023-02 is intended to improve the accounting for investments in tax credit structures. ASU 2023-02 allows entities to elect to account for qualifying tax equity investments using the proportional amortization method, regardless of the program giving rise to the related income tax credits. Previously, this method was only available for qualifying tax equity investments in low-income housing tax credit structures. The guidance is effective for fiscal years beginning after December 15, 2023. The adoption of this ASU resulted in updated disclosures within our financial statements but otherwise did not have a material impact on the Corporation’s consolidated financial statements.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 expands segment disclosure requirements for public entities to require disclosure of significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. This guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The adoption of this ASU resulted in updated disclosures within our financial statements but otherwise did not have a material impact on the Corporation’s consolidated financial statements.

Recently Issued But Not Yet Effective Accounting Standards

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which improves the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. ASU No. 2023-09 is effective for public business entities for annual periods beginning after December 15, 2024. The ASU may be adopted on a prospective or retrospective basis and early adoption is permitted. The Corporation is currently evaluating the impact the new guidance will have on related disclosures related to income taxes.

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures, which requires disclosure, in the notes to financial statements, of specified information about certain costs and expenses. In January 2025, the FASB issued ASU 2025-01, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures, which clarifies the effective date of ASU 2024-03, which is effective for public business entities for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted. The Corporation is currently evaluating the impact the new guidance will have on relevant disclosures.

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

●	Cash and cash equivalents - The estimated fair value was determined to approximate the carrying amount of these assets.
●	Available-for-sale debt securities - The estimated fair value of the investment portfolio was based on quoted market prices, dealer quotes, and pricing obtained from independent pricing services.

●	Loans - The estimated fair value of loans were based on a discounted cash flow methodology applied on a pooled basis for nonpurchased credit-deteriorated (“non-PCD”) loans, accruing purchased credit-deteriorated loans and on an individual basis for nonaccruing purchased credit-deteriorated (“PCD”) loans. The valuation considered underlying characteristics including loan type, term, rate, payment schedule and credit rating. The discounted cash flow methodology involved assumptions and judgements as to credit risk, expected lifetime losses, environmental factors, collateral values, discount rates, expected payments and expected prepayments.
●	Premises and equipment - The estimated fair value of land and buildings were determined by independent market-based appraisals.
●	Core deposit intangible - The core deposit intangible was valued utilizing a discounting cash flow method approach, which recognizes the cost savings represented by the expense of maintaining the core deposit base (net of deposit fee income) versus the cost of an alternative funding source. The valuation incorporates assumptions related to account retention, discount rates, deposit interest rates, deposit maintenance costs and alternative funding rates.
●	Time deposits - The estimated fair value of time deposits was determined using a discounted cash flow approach incorporating a discount rate equal to current market interest rates offered on time deposits with similar terms and maturities.
●	Borrowings - The estimated fair value of short-term borrowings were determined to approximate carrying value. The estimated fair value of long-term borrowings from the FHLB were determined using a discounted cash flow approach incorporating a discount rate equal to current market interest rates offered on borrowings with similar terms and maturities.

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

The following table provides details related to the fair value of acquired PCD loans:

(In Thousands)	Unpaid principal balance	PCD Allowance for Credit Loss at Acquisition	(Discount) Premium on Acquired Loans	Fair Value of PCD Loans at Acquisition
Commercial and industrial	$2,606	$(41)	$(99)	$2,466
Commercial real estate	12,305	(104)	(881)	11,320
Residential real estate	25,373	(61)	(930)	24,382
Consumer and other	800	(9)	12	803
Total	$41,084	$(215)	$(1,898)	$38,971

The following table provides details related to the fair value and Day 1 provision related to the acquired non-PCD loans:

(In Thousands)	Unpaid principal balance	(Discount) Premium on Acquired Loans	Fair Value of Non-PCD Loans at Acquisition	Day 1Provision for Credit Losses- Non-PCD Loans
Commercial and industrial	$39,781	$(2,955)	$36,826	$597
Commercial real estate	145,624	(6,417)	139,207	1,235
Residential real estate	292,722	(14,207)	278,515	1,003
Consumer and other	9,748	(285)	9,463	97
Total	$487,875	$(23,864)	$464,011	$2,932

Amounts recognized separately from the acquisition include primarily legal fees, investment banking fees, system conversion costs, severance costs and contract termination costs. These costs were included in merger-related expenses within non-interest expense on the Consolidated Statements of Income and amounted to $241,000 and $3,028,000 for the years ended December 31, 2024 and 2023, respectively.

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

3. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents the changes in accumulated other comprehensive loss by component, net of the tax, for the years ended December 31, 2024 and 2023:

(In Thousands)	Unrealized Loss on Available-for-Sale Debt Securities (a)
Balance, December 31, 2022	$(27,384)

Other comprehensive income before reclassifications, net of tax	12,348
Amounts reclassified from accumulated other comprehensive loss, net of tax	-
Net change in accumulated other comprehensive loss	12,348

Balance, December 31, 2023	(15,036)

Other comprehensive income before reclassifications, net of tax	1,073
Amounts reclassified from accumulated other comprehensive loss, net of tax	67
Net change in accumulated other comprehensive loss	1,140

Balance, December 31, 2024	$(13,896)

(a)	All amounts are net of tax. Amounts in parentheses indicate debits.

The following table presents the amounts reclassified out of accumulated other comprehensive loss by component, net of tax, for the years ended December 31, 2024 and 2023:

(In Thousands) Details about accumulated other comprehensive loss	Amounts Reclassified from Accumulated Other Comprehensive Loss (a)
	2024	2023
Net realized losses on available-for-sale debt securities	$(85)	$-
Income tax effect	18	—
	$(67)	$-

(a)	All amounts are net of tax. Amounts in parentheses indicate debits.

4. SECURITIES

The amortized cost, related estimated fair value, and unrealized gains and losses of available-for-sale debt securities were as follows at December 31, 2024 and December 31, 2023:

	December 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Obligation of U.S. Government Corporations and Agencies:
Mortgage-backed	$128,631	$65	$(14,989)	$113,707
Collateralized mortgage obligations	6,752	294	—	7,046
Other	123,500	—	(4,046)	119,454
Obligations of state and political subdivisions	81,680	1,666	(584)	82,762
Other debt securities	274	5	—	279
Total available-for-sale debt securities	$340,837	$2,030	$(19,619)	$323,248

	December 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Obligation of U.S. Government Corporations and Agencies:
Mortgage-backed	$145,196	$1,158	$(15,014)	$131,340
Collateralized mortgage obligations	8,515	503	—	9,018
Other	197,325	—	(9,613)	187,712
Obligations of state and political subdivisions	81,033	4,032	(109)	84,956
Other debt securities	267	9	—	276
Total available-for-sale debt securities	$432,336	$5,702	$(24,736)	$413,302

Securities available-for-sale with an aggregate fair value of $176,016,000 and $263,706,000 at December 31, 2024 and December 31, 2023, respectively, were pledged to secure public funds, trust funds, securities sold under agreements to repurchase and other balances as required by law.

The amortized cost and estimated fair value of investment securities, by expected maturity, are shown below at December 31, 2024. Expected maturities on debt securities will differ from contractual maturities, because some borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized
(In Thousands)	Cost	Fair Value
Due in one year or less	$58,419	$57,496
Due after one year to five years	72,765	69,622
Due after five years to ten years	27,892	27,728
Due after ten years	46,378	47,649
Sub-total	205,454	202,495

Mortgage-backed securities	128,631	113,707
Collateralized mortgage obligations	6,752	7,046
Total debt securities	$340,837	$323,248

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

The following table presents the gross proceeds received, and gross realized gains and losses, on sales of available-for-sale debt securities for the years ended December 31, 2024 and 2023. Gains and losses realized on sales of available-for-sale debt securities are included in non-interest income in the Consolidated Statements of Income.

	For the Years Ended December 31,
(In Thousands)	2024	2023
Gross proceeds received on sales	$51,734	$—
Gross realized gains	595	—
Gross realized losses	(680)	—

The following summary shows the gross unrealized losses and fair value, aggregated by investment category of those individual securities for which an allowance for credit losses has not been recorded that have been in a continuous unrealized loss position for less than or more than 12 months as of December 31, 2024 and December 31, 2023:

	December 31, 2024
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	$14,456	$(332)	$97,308	$(14,657)	$111,764	$(14,989)
Other	—	—	119,454	(4,046)	119,454	(4,046)
Obligations of state and political subdivisions	31,646	(475)	3,138	(109)	34,784	(584)
Total	$46,102	$(807)	$219,900	$(18,812)	$266,002	$(19,619)

	December 31, 2023
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	$47	$(1)	$112,884	$(15,013)	$112,931	$(15,014)
Other	—	—	187,712	(9,613)	187,712	(9,613)
Obligations of state and political subdivisions	10,284	(90)	1,663	(19)	11,947	(109)
Total	$10,331	$(91)	$302,259	$(24,645)	$312,590	$(24,736)

At December 31, 2024, the Corporation had a total of 97 debt securities that have been in a gross unrealized loss position for less than twelve months with depreciation of 1.7% from the Corporation’s amortized cost basis.

At December 31, 2024, the Corporation had a total of 121 debt securities that have been in a gross unrealized loss position for greater than twelve months with depreciation of 8.6% from the Corporation’s amortized cost basis.

At December 31, 2024, unrealized losses on debt securities have not been recognized into income because the issuers bonds are of high credit quality (rated BBB or higher), management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions. The fair value is expected to recover as the bonds approach maturity.

As of December 31, 2024 and 2023, no allowance for credit loss (“ACL”) was required for debt securities. The Bank does not have the intent to sell and does not believe it will be more likely than not to be required to sell any of these securities prior to a recovery of their fair value to amortized cost, which may be at maturity.

As of December 31, 2024, all debt securities were rated above investment grade. Based on the payment status, rating and management’s evaluation of these securities, no ACL was required for the debt securities as of December 31, 2024. As of December 31, 2024, the underlying issuers continue to make timely principal and interest payments on the securities.

Equity securities with a readily determinable fair value are stated at fair value with realized and unrealized gains and losses reported in income. At December 31, 2024 and 2023, the Corporation had $1,355,000 and $1,295,000, respectively, in marketable equity securities recorded at fair value. The following is a summary of unrealized and realized gains and losses recognized in net income on marketable equity securities during the years ended December 31, 2024 and 2023:

	For the Years
	Ended December 31,
(In Thousands)	2024	2023
Net gains (losses) recognized during the period on marketable equity securities	$60	$(119)

Less: Net gains (losses) recognized during the period on marketable equity securities sold during the period	—	—

Unrealized gains (losses) recognized during the period on marketable equity securities still held at the reporting date	$60	$(119)

5. LOANS AND ALLOWANCE FOR CREDIT LOSSES

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at their outstanding unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment to yield (interest income) over the life of the loan. Deferred fees and costs amounted to $790,000 at December 31, 2024 and $779,000 at December 31, 2023 and are netted against the outstanding unpaid principal balances.

The segments of the Corporation’s loan portfolio are disaggregated into classes that allow management to monitor risk and performance. The loan classes used are consistent with the internal reports evaluated by the Corporation’s management and Board of Directors to monitor risk and performance within the various segments of its loan portfolio.

Major classifications of loans at December 31, 2024 and December 31, 2023 consisted of:

(In Thousands)	December 31, 2024	December 31, 2023
Commercial and industrial	$93,445	$94,278
Commercial real estate:
Commercial mortgages	325,882	326,152
Student housing	45,808	33,650
Residential real estate	638,952	589,284
Consumer and other	21,850	25,065
Gross loans	$1,125,937	$1,068,429

Allowance for Credit Losses and Recorded Investment in Financial Receivables

The allowance for credit losses is measured on a collective (pool) basis when similar risk characteristics exist. The Corporation has aligned our segmentation to internal loan reports. The Corporation has identified the following portfolio segments:

●	Commercial and Industrial

●	Commercial Real Estate

●	Residential Real Estate

●	Consumer and other

The following table presents the activity in the allowance for credit losses by portfolio segment for the years ended December 31, 2024 and 2023:

	For the Year Ended December 31, 2024
		Commercial	Residential
	Commercial and	Real	Real	Consumer
(In Thousands)	Industrial	Estate	Estate	and Other	Total
Balance, December 31, 2023	$801	$6,847	$1,474	$180	$9,302
Provision charged to operations	210	86	440	111	847
Loans charged off	(82)	(64)	(68)	(92)	(306)
Recoveries	2	—	4	9	15
Balance, December 31, 2024	$931	$6,869	$1,850	$208	$9,858

	For the Year Ended December 31, 2023
		Commercial	Residential
	Commercial and	Real	Real	Consumer
(In Thousands)	Industrial	Estate	Estate	and Other	Unallocated	Total
Balance, December 31, 2022	$1,041	$2,897	$3,077	$60	$204	$7,279
Impact of adopting ASC 326	(959)	3,198	(2,617)	(39)	(204)	(621)
Allowance for credit loss on PCD acquired loans	41	104	61	9	—	215
Provision for credit losses - acquisition day 1 non-PCD	597	1,235	1,003	97	—	2,932
Provision (credit) charged to operations	24	(517)	29	86	—	(378)
Loans charged off	—	(70)	(79)	(47)	—	(196)
Recoveries	57	—	—	14	—	71
Balance, December 31, 2023	$801	$6,847	$1,474	$180	$—	$9,302

The cumulative loss rate used as the basis for the estimate of credit losses is comprised of the Corporation’s historical loss experience. As of December 31, 2024, the Corporation expects that the markets in which it operates will experience no significant changes in economic conditions based primarily on housing indexes, interest rate stabilization, and a steady unemployment rate. Management adjusts historical loss experience as needed based upon economic expectations. No reversion adjustments were necessary, as the starting point for the Corporation’s estimate was a cumulative loss rate covering the expected contractual term of the loan portfolio.

For the year ended December 31, 2024, the Corporation recorded a $847,000 provision for credit losses on loans compared to $2,554,000 for the year ended December 31, 2023. The provision for 2024 primarily reflects an increase in volume in the loan portfolio along with changes in qualitative factors related to the nature of the loan portfolio, volume and severity of past due loans, loan grade migration, changes in lending staff and changes in lending policies and procedures. The provision for 2023 was primarily as a result of a $2.9 million one-time provision related to purchased non-PCD loans acquired as part of the MBF merger, as well as a net credit due to other factors.

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

The following table summarizes the loan portfolio and allowance for credit losses as of December 31, 2024 and December 31, 2023:

	December 31, 2024
		Commercial	Residential
	Commercial and	Real	Real	Consumer
(In Thousands)	Industrial	Estate	Estate	and Other	Total
Loans:
Individually evaluated	$—	$12,712	$2,046	$—	$14,758
Collectively evaluated	93,445	358,978	636,906	21,850	1,111,179
Total loans	$93,445	$371,690	$638,952	$21,850	$1,125,937

Allowance for credit losses:
Individually evaluated	$—	$4,011	$133	$—	$4,144
Collectively evaluated	931	2,858	1,717	208	5,714
Total allowance for credit losses	$931	$6,869	$1,850	$208	$9,858

	December 31, 2023
		Commercial	Residential
	Commercial and	Real	Real	Consumer
(In Thousands)	Industrial	Estate	Estate	and Other	Total
Loans:
Individually evaluated	$—	$12,279	$—	$—	$12,279
Collectively evaluated	94,278	347,523	589,284	25,065	1,056,150
Total loans	$94,278	$359,802	$589,284	$25,065	$1,068,429

Allowance for credit losses:
Individually evaluated	$—	$4,143	$—	$—	$4,143
Collectively evaluated	801	2,704	1,474	180	5,159
Total allowance for credit losses	$801	$6,847	$1,474	$180	$9,302

As of December 31, 2024 and 2023, the amortized cost basis of individually evaluated loans that were deemed to be collateral dependent was $2,925,000 and $0, respectively. As of December 31, 2024, the amortized cost basis of collateral dependent loans classified as Residential Real Estate were $2,046,000 and were collateralized by residential real estate properties. The amortized cost basis of collateral dependent loans classified as Commercial Real Estate were $879,000 and were collateralized by commercial real estate properties.

Age Analysis of Past-Due Loans Receivable

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past-due status as of December 31, 2024 and 2023:

	December 31, 2024
		30-59	60-89
		Days	Days	90+ Days	Total	Total
(In Thousands)	Current	Past Due	Past Due	Past Due	Past Due	Loans
Commercial and Industrial	$92,690	$43	$111	$601	$755	$93,445
Commercial Real Estate	367,171	2,139	1,115	1,265	4,519	371,690
Residential Real Estate	625,201	7,163	2,326	4,262	13,751	638,952
Consumer and other	21,532	123	128	67	318	21,850
	$1,106,594	$9,468	$3,680	$6,195	$19,343	$1,125,937

	December 31, 2023
		30-59	60-89
		Days	Days	90+ Days	Total	Total
(In Thousands)	Current	Past Due	Past Due	Past Due	Past Due	Loans
Commercial and Industrial	$93,879	$129	$233	$37	$399	$94,278
Commercial Real Estate	355,786	2,316	960	740	4,016	359,802
Residential Real Estate	578,802	7,226	1,134	2,122	10,482	589,284
Consumer and other	24,955	86	18	6	110	25,065
	$1,053,422	$9,757	$2,345	$2,905	$15,007	$1,068,429

Non-performing Loans

The following tables present the amortized cost basis of loans on nonaccrual status and loans past due over 90 days still accruing interest as of December 31, 2024 and 2023:

	December 31, 2024
(In Thousands)	Nonaccrual with no ACL	Nonaccrual with ACL	Total Nonaccrual	Loans Past Due over 90 Days Still Accruing	Total Nonperforming
Commercial and Industrial	$—	$734	$734	$—	$734
Commercial Real Estate	139	2,069	2,208	—	2,208
Residential Real Estate	1,458	5,478	6,936	—	6,936
Consumer and other	—	169	169	—	169
Total	$1,597	$8,450	$10,047	$—	$10,047

	December 31, 2023
(In Thousands)	Nonaccrual with no ACL	Nonaccrual with ACL	Total Nonaccrual	Loans Past Due over 90 Days Still Accruing	Total Nonperforming
Commercial and Industrial	$37	$16	$53	$—	$53
Commercial Real Estate	100	693	793	—	793
Residential Real Estate	—	3,151	3,151	294	3,445
Consumer and other	6	9	15	—	15
Total	$143	$3,869	$4,012	$294	$4,306

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

Based on the most recent analysis performed, the following table presents the recorded investment in non-homogenous loans by internal risk rating system as of December 31, 2024 and 2023:

	December 31, 2024
							Revolving
							Loans
	Term Loans Amortized Cost Basis by Origination Period						Amortized
(In Thousands)	2024	2023	2022	2021	2020	Prior	Cost Basis	Total
Commercial and Industrial
Risk Rating
Pass	$13,008	$9,194	$13,658	$13,394	$7,057	$17,194	$14,898	$88,402
Special Mention	—	97	32	6	348	117	332	932
Substandard	103	174	171	164	91	505	2,902	4,111
Doubtful	—	—	—	—	—	—	—	—
Total	$13,111	$9,465	$13,861	$13,564	$7,496	$17,816	$18,133	$93,445
Current period gross charge-offs	$—	$—	$47	$21	$14	$—	$—	$82

Commercial Real Estate
Risk Rating
Pass	$44,854	$53,940	$59,313	$59,533	$20,624	$102,581	$15,025	$355,870
Special Mention	—	—	2,757	—	272	3,276	199	6,504
Substandard	—	389	1,250	2,396	521	4,064	696	9,316
Doubtful	—	—	—	—	—	—	—	—
Total	$44,854	$54,329	$63,320	$61,930	$21,417	$109,921	$15,920	$371,690
Current period gross charge-offs	$—	$—	$64	$—	$—	$—	$—	$64

Total
Risk Rating
Pass	$57,862	$63,134	$72,971	$72,927	$27,680	$119,775	$29,923	$444,272
Special Mention	—	97	2,789	6	620	3,393	532	7,436
Substandard	103	563	1,421	2,560	612	4,569	3,598	13,427
Doubtful	—	—	—	—	—	—	—	—
Total	$57,965	$63,794	$77,181	$75,493	$28,913	$127,737	$34,053	$465,135
Current period gross charge-offs	$—	$—	$111	$21	$14	$—	$—	$146

	December 31, 2023
							Revolving
							Loans
	Term Loans Amortized Cost Basis by Origination Period						Amortized
(In Thousands)	2023	2022	2021	2020	2019	Prior	Cost Basis	Total
Commercial and Industrial
Risk Rating
Pass	$12,342	$16,357	$15,969	$9,681	$2,149	$18,068	$14,463	$89,029
Special Mention	98	82	12	423	125	—	363	1,103
Substandard	193	225	168	15	60	624	2,861	4,146
Doubtful	—	—	—	—	—	—	—	—
Total	$12,633	$16,664	$16,149	$10,119	$2,334	$18,692	$17,687	$94,278
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Real Estate
Risk Rating
Pass	$61,858	$65,974	$66,974	$23,184	$20,199	$100,528	$11,116	$349,833
Special Mention	—	236	—	—	—	404	—	640
Substandard	364	1,648	2,473	277	620	3,471	476	9,329
Doubtful	—	—	—	—	—	—	—	—
Total	$62,222	$67,858	$69,447	$23,461	$20,819	$104,403	$11,592	$359,802
Current period gross charge-offs	$—	$—	$—	$—	$—	$70	$—	$70

Total
Risk Rating
Pass	$74,200	$82,331	$82,943	$32,865	$22,348	$118,596	$25,579	$438,862
Special Mention	98	318	12	423	125	404	363	1,743
Substandard	557	1,873	2,641	292	680	4,095	3,337	13,475
Doubtful	—	—	—	—	—	—	—	—
Total	$74,855	$84,522	$85,596	$33,580	$23,153	$123,095	$29,279	$454,080
Current period gross charge-offs	$—	$—	$—	$—	$—	$70	$—	$70

The Bank monitors the credit risk profile by payment activity for residential real estate, consumer, and other loan classes. Loans past due 90 days or more and loans on nonaccrual status are considered non-performing. Non-performing loans are reviewed quarterly. The following table presents the amortized cost in residential real estate, and consumer and other loans based on payment activity as of December 31, 2024 and 2023:

	December 31, 2024
							Revolving Loans
	Term Loans Amortized Cost Basis by Origination Period						Amortized
(In Thousands)	2024	2023	2022	2021	2020	Prior	Cost Basis	Total
Residential Real Estate
Payment Performance
Performing	$87,826	$81,836	$103,749	$77,766	$55,360	$153,775	$71,705	$632,017
Nonperforming	295	480	959	1,506	501	2,219	976	6,936
Total	$88,121	$82,316	$104,708	$79,272	$55,861	$155,993	$72,681	$638,952
Current period gross charge-offs	$—	$—	$22	$—	$—	$46	$—	$68

Consumer and Other
Payment Performance
Performing	$2,893	$3,558	$8,322	$1,263	$490	$1,060	$4,096	$21,681
Nonperforming	21	25	63	8	—	9	42	169
Total	$2,914	$3,584	$8,385	$1,270	$490	$1,069	$4,138	$21,850
Current period gross charge-offs	$3	$28	$21	$1	$8	$31	$—	$92

Total
Payment Performance
Performing	$90,719	$85,394	$112,071	$79,028	$55,851	$154,834	$75,800	$653,698
Nonperforming	316	505	1,022	1,514	501	2,228	1,018	7,105
Total	$91,035	$85,899	$113,093	$80,542	$56,352	$157,063	$76,818	$660,802
Current period gross charge-offs	$3	$28	$43	$1	$8	$77	$—	$160

	December 31, 2023
							Revolving Loans
	Term Loans Amortized Cost Basis by Origination Period						Amortized
(In Thousands)	2023	2022	2021	2020	2019	Prior	Cost Basis	Total
Residential Real Estate
Payment Performance
Performing	$85,542	$111,413	$84,007	$57,696	$28,192	$141,952	$77,037	$585,839
Nonperforming	275	92	536	455	443	1,644	—	3,445
Total	$85,817	$111,505	$84,543	$58,151	$28,635	$143,596	$77,037	$589,284
Current period gross charge-offs	$—	$—	$—	$—	$—	$79	$—	$79

Consumer and Other
Payment Performance
Performing	$5,618	$10,145	$2,330	$990	$394	$1,193	$4,380	$25,050
Nonperforming	5	8	1	—	—	1	—	15
Total	$5,623	$10,153	$2,331	$990	$394	$1,194	$4,380	$25,065
Current period gross charge-offs	$1	$17	$13	$—	$3	$13	$—	$47

Total
Payment Performance
Performing	$91,160	$121,558	$86,337	$58,686	$28,586	$143,145	$81,417	$610,889
Nonperforming	280	100	537	455	443	1,645	—	3,460
Total	$91,440	$121,658	$86,874	$59,141	$29,029	$144,790	$81,417	$614,349
Current period gross charge-offs	$1	$17	$13	$—	$3	$92	$—	$126

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

For the years ended December 31, 2024 and 2023, the Bank did not grant any loan modifications to borrowers experiencing financial difficulty.

The carrying amount of foreclosed residential real estate properties held as a result of obtaining physical possession were $70,000 and $0 at December 31, 2024 and 2023, respectively. The recorded investment of consumer mortgage loans secured by residential real properties for which formal foreclosure proceedings were in process were $1,846,000 and $252,000 at December 31, 2024 and 2023, respectively.

Concentrations of Credit Risk

Most of the Corporation’s lending activity occurs within the Bank’s primary market area which encompasses Clinton, Columbia, Lycoming, Montour and Eastern Northumberland counties in Northcentral Pennsylvania. The majority of the Corporation’s loan portfolio consists of commercial and consumer real estate loans. As of December 31, 2024 and 2023, there were no concentrations of loans related to any single industry in excess of 10% of total loans.

6. PREMISES AND EQUIPMENT

A summary of premises and equipment at December 31, 2024 and 2023 is as follows:

(In Thousands)	2024	2023
Land	$5,203	$5,203
Construction in process	62	550
Premises	31,047	30,327
Furniture and equipment	14,793	14,632
Leasehold improvements	253	249
Total	51,358	50,961
Less accumulated depreciation and amortization	24,874	23,392
Total	$26,484	$27,569

Depreciation amounted to $1,515,000 and $790,000 in 2024 and 2023, respectively.

7. DEPOSITS

Major classifications of deposits at December 31, 2024 and 2023 consisted of:

(In Thousands)	2024	2023
Demand deposits	$259,700	$266,015
Interest-bearing demand deposits	380,801	251,953
Savings	194,958	204,968
Money market	108,263	103,602
Time deposits	348,707	324,131
Total deposits	$1,292,429	$1,150,669

The following is a schedule reflecting scheduled maturities of time deposits at December 31, 2024:

(In Thousands)
2025	$295,438
2026	30,105
2027	10,372
2028	5,684
2029	6,286
Thereafter	822
Total	$348,707

Time deposits of $250,000 or more totaled approximately $100,287,000 and $94,445,000 at December 31, 2024 and 2023, respectively.

8. BORROWED FUNDS

Short-Term Borrowings

Short-term borrowings include repurchase agreements with customers and advances from the FHLB. As of December 31, 2024, the Bank was approved by the FHLB for borrowings of up to $568,756,000 of which $74,791,000 was outstanding in the form of advances and the FHLB had issued letters of credit on the Bank’s behalf totaling $26,000,000 against its borrowing capacity. Advances from the FHLB are secured by qualifying assets of the Bank. In addition to the outstanding balances noted below, the Bank also has additional lines of credit totaling $19,260,000 available from correspondent banks other than the FHLB. The outstanding balances and related information for short-term borrowings are summarized as follows:

	December 31, 2024
(In Thousands)	Ending Balance	Average Balance	Maximum Month End Balance	Average Rate During Year	Weighted Average Rate At Period End
Securities sold under agreements to repurchase	$49,806	$102,589	$185,680	4.66%	3.76%
Other short-term borrowings	18,582	17,319	34,000	5.54%	4.71%
Total	$68,388	$119,908	$219,680	4.79%	4.02%

	December 31, 2023
(In Thousands)	Ending Balance	Average Balance	Maximum Month End Balance	Average Rate During Year	Weighted Average Rate At Period End
Securities sold under agreements to repurchase	$189,532	$182,708	$200,311	4.54%	4.85%
Other short-term borrowings	63,000	15,119	63,000	5.50%	5.68%
Total	$252,532	$197,827	$263,311	4.61%	5.10%

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

The remaining contractual maturity of repurchase agreements in the Consolidated Balance Sheets as of December 31, 2024 and 2023 is presented in the following tables:

	Remaining Contractual Maturity of the Agreements
	Overnight and			Greater than
(In Thousands)	Continuous	Up to 30 Days	30-90 Days	90 Days	Total
December 31, 2024
Securities sold under agreements to repurchase:
Obligation of U.S. Government Corporations and Agencies:
Mortgage-backed	$37,385	$—	$—	$—	$37,385
Collateralized mortgage obligations	628	—	—	—	628
Other	4,511	600	—	4,088	9,199
Obligation of state and political subdivisions	2,594	—	—	—	2,594
Total borrowings	$45,118	$600	$—	$4,088	$49,806

Gross amount of recognized liabilities for repurchase agreements					$49,806
Amounts related to agreements not included in offsetting disclosure above					$—

	Remaining Contractual Maturity of the Agreements
	Overnight and			Greater than
(In Thousands)	Continuous	Up to 30 Days	30-90 Days	90 Days	Total
December 31, 2023
Securities sold under agreements to repurchase:
Obligation of U.S. Government Corporations and Agencies:
Mortgage-backed	$93,137	$—	$—	$—	$93,137
Other	92,151	1,663	1,094	1,487	96,395
Total borrowings	$185,288	$1,663	$1,094	$1,487	$189,532

Gross amount of recognized liabilities for repurchase agreements					$189,532
Amounts related to agreements not included in offsetting disclosure above					$—

The fair value of securities pledged to secure repurchase agreements may decline. The Corporation manages this risk by having a policy to pledge securities valued at 110% of the gross outstanding balance of repurchase agreements. Securities sold under agreements to repurchase are secured by securities with a carrying amount of $60,099,000 and $219,227,000 at December 31, 2024 and 2023, respectively.

Long-Term Borrowings

Long-term FHLB borrowings consisted of the following at December 31, 2024 and 2023:

(In Thousands)	December 31, 2024	December 31, 2023
Loans maturing in 2024 with a weighted-average rate of 4.70%	$—	$15,208
Loans maturing in 2025 with a weighted-average rate of 4.79%	15,208	15,208
Loans maturing in 2026 with a weighted-average rate of 4.05%	15,359	15,359
Loans maturing in 2027 with a weighted-average rate of 3.93%	15,417	15,417
Loans maturing in 2028 with a weighted-average rate of 3.85%	10,225	10,229
Total long-term FHLB borrowings; weighted average rate of 4.18%	56,209	71,421
Unamortized fair value adjustments	(673)	(973)
Total long-term borrowings	$55,536	$70,448

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

		Average Per Share
		Employees’	Market Value
Year Issued	Number of Shares	Purchase Price	of Shares
2024	6,462	$29.23	$32.48
2023	2,181	$35.58	$39.54

10. INCOME TAXES

The provision for income tax expense consisted of the following components for the years ended December 31, 2024 and 2023:

	For the Years Ended December 31,
(In Thousands)	2024	2023

Currently payable	$1,001	$565
Deferred tax (benefit)	2,317	(200)

Total income tax provision	$3,318	$365

A reconciliation between the expected statutory income tax rate and the effective income tax rate on income before income taxes is as follows for the years ended December 31, 2024 and 2023:

	2024		2023
(In Thousands)	Amount	%	Amount	%

Provision at statutory rate	$4,692	21.0%	$788	21.0%
Tax-exempt income	(871)	-3.9%	(376)	-10.0%
Bank-owned life insurance income-net	(209)	-0.9%	(106)	-2.8%
Tax credit from limited partnerships less amortization, net	(94)	-0.4%	(138)	-3.7%
Energy tax credit	(206)	-0.9%	-	0.0%
Non-deductible expenses	158	0.7%	262	7.0%
Other, net	(152)	-0.7%	(65)	-1.7%

Effective income tax and rate	$3,318	14.9%	$365	9.7%

The net deferred tax asset recorded by the Corporation consisted of the following tax effects of temporary timing differences at December 31, 2024 and 2023:

(In Thousands)	2024	2023
Deferred tax assets:
Allowance for credit losses	$2,071	$1,953
Purchase accounting adjustments on loans	2,922	5,116
Purchase accounting adjustments on securities	3,121	4,228
Purchase accounting adjustments on premises and equipment	587	593
Allowance for off balance sheet losses	3	6
Deferred compensation and director’s fees	1,964	1,763
Investment in limited partnerships	279	278
Unrealized losses on available-for-sale debt securities	3,693	3,997
Operating lease liability	95	102
Other	62	123
Total	14,797	18,159
Deferred tax liabilities:
Loan fees and costs	(166)	(164)
Bond accretion	(217)	(158)
Premises and equipment	(755)	(788)
Core deposit intangibles	(2,041)	(2,498)
Purchase accounting adjustments on deposits and borrowings	(269)	(566)
Mortgage servicing rights	(262)	(260)
Right of use assets	(92)	(100)
Other	(983)	(991)
Total	(4,785)	(5,525)
Deferred tax asset, net	$10,012	$12,634

It is anticipated that all tax assets shown above will be realized and accordingly no valuation allowance was provided. The Corporation prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. There is currently no liability for uncertain tax positions and no known unrecognized tax benefits. With limited exceptions, the Corporation is no longer subject to examination by Federal or State taxing authorities for years prior to 2021.

11. RELATED PARTY TRANSACTIONS

Certain directors and executive officers of the Corporation and the Bank, as well as their associates, family relationships and companies in which they are principal owners (i.e., at least 10% ownership), were indebted to the Bank at December 31, 2024 and 2023. These loans were made on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated parties. These loans did not present more than the normal risk of collectability nor present other unfavorable features. A summary of the activity on these related party loans consisted of the following:

	Beginning			Other	Ending
(In Thousands)	Balance	Additions	Payments	Changes	Balance
2024	$18,049	$2,296	$(2,740)	$(2,693)	$14,912
2023	14,938	6,799	(3,688)	—	18,049

Loans represent funds drawn and outstanding at the date of the accompanying consolidated financial statements. In the table above, other changes represent transfers out of the related party category. Commitments by the Bank to related parties on loan commitments and standby letters of credit for 2024 and 2023 presented an off-balance sheet risk to the extent of undisbursed funds in the amount of $4,268,000 and $5,936,000 respectively.

Deposits from related parties held by the Bank amounted to $17,629,000 and $21,857,000 at December 31, 2024 and 2023, respectively.

12. EMPLOYEE BENEFIT AND DEFERRED COMPENSATION PLANS

EMPLOYEE BENEFIT PLANS

The Bank maintains a 401K salary deferral profit sharing plan for the benefit of its employees. Under the salary deferral component, employees may elect to contribute a percentage of compensation up to the maximum amount allowable not to exceed the limits of IRS Code Section 401(K). The Corporation matches 100% of employee contributions up to 6% of compensation for the year ended December 31, 2024, and up to 4% of compensation for the year ended December 31, 2023. Under the profit sharing component, contributions are made at the discretion of the Bank’s Board of Directors. Matching contributions amounted to $682,000, and $295,000 for the years ended December 31, 2024 and 2023. There were no discretionary contributions for the years ended December 31, 2024 and 2023.

DEFERRED COMPENSATION PLANS

Directors

During 2003, the directors were given the option of receiving or deferring their directors’ fees under a non-qualified deferred compensation plan which allows the director to defer such fees until the year following the expiration of the directors’ term. Payments are then made over specified terms under these arrangements up to a ten-year period. Interest is to accrue on these deferred fees at a 5-year certificate of deposit rate, which was 0.90% in 2024 and 2023. The certificate of deposit rate will reset in January 2028. Three directors have elected to participate in this program and the total accrued liability as of December 31, 2024 and 2023 was $323,000, and $333,000, respectively.

Total directors’ fees, including amounts currently paid for the years ended December 31, 2024 and 2023 were $480,000 and $326,000, respectively.

During 2008, the directors were given the option of receiving or deferring their entire or partial directors’ fees under a non-qualified deferred compensation plan with the same features as the above plan. The interest rate that was paid was 1.54% in 2024 and 2.38% in 2023. The certificate of deposit rate will reset in January 2029. The total accrued liability as of December 31, 2024 and 2023 was $776,000 and $770,000, respectively.

Officers

The Bank sponsors non-qualified, non-funded supplemental retirement plans, for its executives, for which the Corporation has purchased cost recovery life insurance on the lives of the participants. The participant is the insured person under the policy and the Bank is the owner and beneficiary. The amount of the coverage is designed to provide sufficient revenues to cover all costs of the plans if assumptions made as to mortality experience, policy earnings, and other factors are realized. The Corporation incurred expenses related to the supplemental retirement plans of $1,078,000 and $445,000 for the years ended December 31, 2024 and 2023, respectively. At December 31, 2024 and 2023, the Corporation had an accrued liability related to the supplemental retirement plans of $6,330,000 and $5,579,000, respectively.

SPLIT-DOLLAR LIFE INSURANCE

The Bank provides endorsed split-dollar life insurance benefits to certain executives and directors. These benefits are accounted for under ASC Topic 715 “Compensation – Retirement Benefits”. This pronouncement requires recognition of a liability for postretirement benefits provided through an endorsed split-dollar life insurance arrangement. The Bank incurred expenses related to these endorsed split-dollar life insurance arrangements of $215,000 and $43,000 for the years ended December 31, 2024 and 2023, respectively. At December 31, 2024 and 2023, the Corporation had an accrued liability related to these arrangements of $1,921,000 and $1,710,000, respectively.

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

As of December 31, 2024 and 2023, the Corporation had recorded right-of-use assets in other assets for operating leases of $437,000 and $475,000, respectively, and related lease liabilities totaling $450,000 and $485,000, respectively, in other liabilities in its Consolidated Balance Sheets.

Certain of the Corporation’s leases contain options to renew the lease after the initial term. Management considers the Corporation’s historical pattern of exercising renewal options on leases and the positive performance of the leased locations, when determining whether it is reasonably certain that the leases will be renewed. If management concludes that there is reasonable certainty about the renewal option, it is included in the calculation of the remaining term of each applicable lease. The discount rate utilized in calculating the present value of the remaining lease payments for each lease was the Federal Home Loan Bank of Pittsburgh advance rate corresponding to the remaining maturity of the lease as of January 1, 2019. The following table presents the weighted-average remaining lease term and discount rate for the leases outstanding at December 31, 2024 and 2023.

	2024	2023
Weighted-average remaining term (years)	11.6	12.5
Weighted-average discount rate	3.52%	3.53%

The following table presents the undiscounted cash flows due related to operating leases as of December 31, 2024, along with a reconciliation to the discounted amount recorded on the Consolidated Balance Sheets:

Undiscounted cash flows due (In thousands):
2025	$52
2026	52
2027	53
2028	53
2029	53
Thereafter	285
Total undiscounted cash flows	548
Discount on cash flows	(98)
Total lease liabilities	$450

Under Topic 842, the lessee can elect to not record on the Consolidated Balance Sheets a lease whose term is twelve months or less and does not include a purchase option that the lessee is reasonably certain to exercise. As of December 31, 2024, the Corporation had no leases that had a term of twelve months or less.

Rental expense under operating leases totaled approximately $60,000 in 2024 and $45,000 in 2023.

In the normal course of business, the Corporation is subject to pending and threatened litigation in which claims for monetary damages are asserted. In management’s opinion, the Corporation’s financial position and results of operations would not be materially affected by the outcome of these legal proceedings.

14. REGULATORY MATTERS

In August 2018, the Federal Reserve Board issued an interim final rule that expanded applicability of the Board’s small bank holding company policy statement. The interim final rule raised the policy statement’s asset threshold from $1 billion to $3 billion in total consolidated assets for a bank holding company or savings and loan holding company that: (1) is not engaged in significant nonbanking activities; (2) does not conduct significant off-balance sheet activities; and (3) does not have a material amount of debt or equity securities, other than trust-preferred securities, outstanding. The interim final rule provides that, if warranted for supervisory purposes, the Federal Reserve may exclude a company from the threshold increase. Management believes the Corporation meets the conditions of the Federal Reserve’s small bank holding company policy statement and is therefore excluded from consolidated capital requirements at December 31, 2024.

The Bank is subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgements by regulators. Failure to meet capital requirements can initiate regulatory action. The net unrealized gain or loss on available-for-sale debt securities is not included in computing regulatory capital. Management believes as of December 31, 2024, the Bank meets all capital adequacy requirements to which it is subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At December 31, 2024 and 2023, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

Current quantitative measures established by regulation to ensure capital adequacy require Journey Bank to maintain minimum amounts and ratios (set forth in the table below) of Total capital, Tier I capital, and Tier I common equity (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). The following tables present summary information regarding the Bank’s risk-based capital and related ratios at December 31, 2024 and 2023:

	Journey Bank		Minimum Required For Capital Adequacy Purposes	Minimum Required For Capital Adequacy Purposes with Conservation Buffer	Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations
(Dollars in Thousands)	Amount	Ratio	Ratio	Ratio	Ratio
December 31, 2024
Total capital (to risk-weighted assets)	$152,703	16.03%	8.00%	10.50%	10.00%

Tier I capital (to risk-weighted assets)	143,417	15.06%	6.00%	8.50%	8.00%

Tier I common equity (to risk-weighted assets)	143,417	15.06%	4.50%	7.00%	6.50%

Tier I capital (to average assets)	143,417	9.10%	4.00%	4.00%	5.00%

Total risk-weighted assets	952,452

Total average assets	1,576,746

	Journey Bank		Minimum Required For Capital Adequacy Purposes	Minimum Required For Capital Adequacy Purposes with Conservation Buffer	Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations
(Dollars in Thousands)	Amount	Ratio	Ratio	Ratio	Ratio
December 31, 2023
Total capital (to risk-weighted assets)	$138,382	14.49%	8.00%	10.50%	10.00%

Tier I capital (to risk-weighted assets)	129,053	13.52%	6.00%	8.50%	8.00%

Tier I common equity (to risk-weighted assets)	129,053	13.52%	4.50%	7.00%	6.50%

Tier I capital (to average assets)	129,053	8.03%	4.00%	4.00%	5.00%

Total risk-weighted assets	954,878

Total average assets	1,607,661

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

The Corporation may require collateral or other security to support financial instruments with off-balance sheet credit risk. The contract or notional amounts at December 31, 2024 and 2023 were as follows:

(In Thousands)	2024	2023
Financial instruments whose contract amounts represents credit risk:
Commitments to extend credit	$169,217	$166,850
Standby letters of credit	4,828	6,621

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

Standby letters of credit and commercial letters of credit are conditional commitments issued by the Corporation to guarantee payment to a third party when a customer either fails to repay an obligation or fails to perform some non-financial obligation. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Corporation holds collateral supporting those commitments for which collateral is deemed necessary. The extent of collateral held for those commitments at December 31, 2024 varied from 0% to 100%. The average amount collateralized was 86.2%.

The Corporation’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and letters of credit is represented by the contractual notional amount of those instruments. The Corporation uses the same credit policies in making commitments and conditional obligations, as it does for on-balance sheet instruments.

The Corporation granted commercial, consumer and residential loans to customers primarily within Pennsylvania. Of the total loan portfolio, 89.9% was for real estate loans, principally residential. It was the opinion of management that this high concentration did not pose an adverse credit risk. Further, it is management’s opinion that the remainder of the loan portfolio was balanced and diversified to the extent necessary to avoid any significant concentration of credit.

As of December 31, 2024, the total reserve for unfunded commitments was $16,000 as compared to $27,000 at December 31, 2023, and is accounted for in other liabilities in the Consolidated Balance Sheets. See Note 1 for more information on the accounting policy for the allowance for unfunded commitments.

16. PARENT COMPANY ONLY FINANCIAL INFORMATION

Condensed financial information for Muncy Columbia Financial Corporation (Parent Company only) was as follows:

BALANCE SHEETS	December 31,
(In Thousands)	2024	2023
Assets
Cash	$853	$1,037
Investment in subsidiary	162,334	148,349
Available-for-sale debt securities	1,426	2,767
Marketable equity securities	1,355	1,295
Other assets	448	397
Total Assets	$166,416	$153,845
Liabilities and Stockholders’ Equity
Accrued expenses and other liabilities	$6	$20
Total Liabilities	6	20
Stockholders’ Equity
Common stock	4,802	4,794
Additional paid-in capital	83,543	83,343
Retained earnings	103,268	90,514
Accumulated other comprehensive loss	(13,896)	(15,036)
Treasury stock	(11,307)	(9,790)
Total Stockholders’ Equity	166,410	153,825
Total Liabilities and Stockholders’ Equity	$166,416	$153,845

STATEMENTS OF INCOME	Years Ended December 31,
(In Thousands)	2024	2023
Income
Dividends from subsidiary bank	$6,269	$3,557
Interest & dividends - other	103	83
Gains (losses) on marketable equity securities	60	(119)
Realized losses on available-for-sale debt securities, net	(77)	—
Total Income	6,355	3,521
Operating expenses	370	221
Income Before Taxes and Equity in Undistributed	5,985	3,300
Applicable income tax	(68)	(48)
Income Before Equity in Undistributed Net Income of Subsidiary	6,053	3,348
Equity in undistributed income of subsidiary	12,970	39
Net Income	$19,023	$3,387

STATEMENTS OF CASH FLOWS	Years Ended December 31,
(In Thousands)	2024	2023
Operating Activities:
Net income	$19,023	$3,387
Adjustments to reconcile net income to net cash provided by operating activities:
(Gains) losses on marketable equity securities	(60)	119
Realized losses on available-for-sale debt securities	77	—
Equity in undistributed net income of subsidiary	(12,970)	(39)
Deferred income taxes	11	(34)
Increase in other assets	(97)	(13)
Other, net	7	9
Net Cash Provided By Operating Activities	5,991	3,429
Investing Activities:
Net cash and cash equivalents provided by business combination	—	126
Proceeds from sales of available-for-sale debt securities	1,424	—
Net Cash Provided By Investing Activities	1,424	126
Financing Activities:
Acquisition of treasury stock	(1,517)	—
Proceeds from issuance of common stock	187	77
Cash dividends	(6,269)	(3,557)
Net Cash Used In Financing Activities	(7,599)	(3,480)
(Decrease) Increase in Cash and Cash Equivalents	(184)	75
Cash and Cash Equivalents at Beginning of Year	1,037	962
Cash and Cash Equivalents at End of Year	$853	$1,037

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

The following table presents the assets reported on the Consolidated Balance Sheets at their fair value on a recurring basis as of December 31, 2024 and December 31, 2023, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	December 31, 2024
(In Thousands)	Level I	Level II	Level III	Total
Obligation of US Government Corporations and Agencies
Mortgage-backed	$—	$113,707	$—	$113,707
Collateralized mortgage obligations	—	7,046	—	7,046
Other	—	119,454	—	119,454
Obligations of state and political subdivisions	—	82,762	—	82,762
Other debt securities	—	279	—	279
Total available-for-sale debt securities	$—	$323,248	$—	$323,248
Marketable equity securities	$1,355	$—	$—	$1,355
Real estate loans held for sale	$—	$1,691	$—	$1,691

	December 31, 2023
(In Thousands)	Level I	Level II	Level III	Total
Obligation of US Government Corporations and Agencies
Mortgage-backed	$—	$131,340	$—	$131,340
Collateralized mortgage obligations	—	9,018	—	9,018
Other	—	187,712	—	187,712
Obligations of state and political subdivisions	—	84,956	—	84,956
Other debt securities	—	276	—	276
Total available-for-sale debt securities	$—	$413,302	$—	$413,302
Marketable equity securities	$1,295	$—	$—	$1,295
Real estate loans held for sale	$—	$366	$—	$366

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

The following table presents the assets measured on a nonrecurring basis on the Consolidated Balance Sheets at their fair value as of December 31, 2024 and 2023, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	December 31, 2024
(In Thousands)	Level I	Level II	Level III	Total
Assets Measured on a Non-recurring Basis:
Loans individually evaluated for credit loss	$—	$—	$7,398	$7,398
Foreclosed assets held for sale	—	—	70	70
Total nonrecurring fair value measurements	$—	$—	$7,468	$7,468

	December 31, 2023
(In Thousands)	Level I	Level II	Level III	Total
Assets Measured on a Non-recurring Basis:
Loans individually evaluated for credit loss	$—	$—	$8,136	$8,136

Loans are individually evaluated for credit loss when they do not share similar risk characteristics as similar loans within their loan pool. Foreclosed assets held for sale consist of real estate acquired by foreclosure. Loans individually evaluated for credit loss are reviewed and evaluated on at least a quarterly basis for individual reserve requirements and adjusted accordingly. The following table provides a listing of significant unobservable inputs used in the fair value measurement process for items valued utilizing level III techniques on a nonrecurring basis as of December 31, 2024 and 2023:

	December 31, 2024
	Quantitative Information about Level III Fair Value Measurements
(In Thousands)	Fair Value Estimate	Valuation Technique	Unobservable Input	Range	Weighted Average
Loans individually evaluated for credit loss:
Commercial Real Estate	$6,429	Discounted cash flows	Charge-off rates	0-100%	21.25%
Commercial Real Estate	513	Sales comparison	Discount to appraised value	26-31%	26.44%
Residential Real Estate	456	Sales comparison	Discount to appraised value	21-41%	29.40%
Total loans individually evaluated for credit loss	$7,398
Foreclosed assets held for sale:
Residential Real Estate	$70	Sales comparison	Discount to appraised value	30.69%	N/A

	December 31, 2023
	Quantitative Information about Level III Fair Value Measurements
(In Thousands)	Fair Value Estimate	Valuation Technique	Unobservable Input	Range	Weighted Average
Loans individually evaluated for credit loss:
Commercial Real Estate	$8,136	Discounted cash flows	Charge-off rates	0-100%	18.22%

At December 31, 2024 and 2023, the carrying values and fair values of financial instruments that are not recorded at fair value on the Consolidated Balance Sheets are presented in the table below:

	December 31, 2024
	Carrying
(In Thousands)	Amount	Fair Value	Level I	Level II	Level III
Financial assets:
Cash and cash equivalents	$17,380	$17,380	$17,380	$—	$—
Interest-bearing time deposits	—	—	—	—	—
Restricted equity securities	7,095	7,095	—	7,095	—
Loans, net	1,116,079	1,042,090	—	—	1,042,090
Accrued interest receivable	4,850	4,850	—	4,850
Mortgage servicing rights	1,756	2,041	—	—	2,041

Financial liabilities:
Interest-bearing deposits	$1,032,729	$1,031,198	$—	$684,022	$347,176
Noninterest-bearing deposits	259,700	259,700	—	259,700	—
Short-term borrowings	68,388	68,388	—	68,388	—
Long-term borrowings	55,536	55,032	—	—	55,032
Accrued interest payable	1,857	1,857	—	1,857	—

	December 31, 2023
	Carrying
(In Thousands)	Amount	Fair Value	Level I	Level II	Level III
Financial assets:
Cash and cash equivalents	$18,377	$18,377	$18,377	$—	$—
Interest-bearing time deposits	979	982	—	982	—
Restricted equity securities	10,394	10,394	—	10,394	—
Loans, net	1,059,127	972,834	—	—	972,834
Accrued interest receivable	5,362	5,362	—	5,362
Mortgage servicing rights	2,035	2,107	—	—	2,107

Financial liabilities:
Interest-bearing deposits	$884,654	$883,434	$—	$560,521	$322,913
Noninterest-bearing deposits	266,015	266,015	—	266,015	—
Short-term borrowings	252,532	252,532	—	252,532	—
Long-term borrowings	70,448	68,887	—	—	68,887
Accrued interest payable	2,358	2,358	—	2,358	—

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

18. SUBSEQUENT EVENT

On February 12, 2025, the Corporation filed a Current Report on Form 8-K announcing the retirement of its Executive Chairman. The Corporation and the Bank entered into an Employment Separation Agreement and Release dated February 11, 2025 (the “Separation Agreement”) with Robert J. Glunk, Executive Chairman of the Corporation and the Bank, and the Bank entered into a Fourth Amendment to Supplemental Executive Retirement Plan (the “Amendment”) with Mr. Glunk. The Separation Agreement and Amendment were approved by the boards of directors of the Corporation and the Bank on February 11, 2025. The material terms of the Separation Agreement and Amendment are described below.

Pursuant to the Separation Agreement, Mr. Glunk’s employment agreement will be terminated and his last day of active employment with the Company and the Bank will be February 28, 2025 (the “Termination Date”). He will be paid his salary pursuant to the terms of his employment agreement through the Termination Date. In consideration of the termination of his employment agreement, the Separation Agreement provides for Mr. Glunk to be paid $650,000 in a single lump sum within fifteen (15) days after the Termination Date. Pursuant to the Amendment, the Company has agreed that Mr. Glunk shall be entitled to the full normal retirement benefit of $150,000 under his Supplemental Executive Retirement Plan (“SERP”), which previously was only available upon the attainment of a normal retirement age of 63. The $650,000 pretax lump sum payment, as well as the one-time additional pretax expense associated with the accelerated vesting of the SERP of $578,000, were recorded in the first quarter 2025. The Separation Agreement further provides that Mr. Glunk will continue to serve through his existing term on the board of directors as its board Chairman and the Corporation has agreed to nominate Mr. Glunk for one additional term of service as a director and to recommend his election to the Company’s shareholders.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Muncy Columbia Financial Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Muncy Columbia Financial Corporation and subsidiary (the “Company”) as of December 31, 2024 and 2023; the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the years then ended; and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Allowance for Credit Losses (ACL) – Loans

The Company’s loan portfolio totaled $1.1 billion as of December 31, 2024, and the associated ACL was $9.9 million. As described in Notes 1 and 5 to the consolidated financial statements, the determination of the ACL requires significant judgement about the expected future losses, which is based on baseline lifetime loss rates, which are calculated using either a discounted cash flow model or a probability of default methodology, and then adjusted as applicable for current qualitative conditions and the forecasted environment, based upon both internal and external factors that are different from the conditions that existed during the historical loss calculation period.

We identified the adjustments to the historical loss factor components of the allowance for credit losses as a critical audit matter, as auditing the underlying adjustments required significant auditor judgment, as amounts determined by management rely on analysis that is highly subjective and includes significant estimation uncertainty.

The primary procedures we performed to address this critical audit matter included:

•	Testing the design, implementation, and operating effectiveness of internal controls over the calculation of the allowance for credit losses
•	Testing the completeness and accuracy of the significant data points that management uses in their modeling of the ACL
•	Evaluating the directional consistency and reasonableness of management’s conclusions regarding assessment of qualitative factors based on the trends identified in the underlying supporting data
•	Testing the valuations for individually evaluated loans by evaluating assumptions on repayment and verifying the mathematical accuracy of calculations

We have served as the Company’s auditor since 2014.

/s/ S.R. Snodgrass, P.C.

Cranberry Township, Pennsylvania

March 7, 2025

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

The CEO and CFO have evaluated the changes to our internal controls over financial reporting that occurred during our fiscal Quarter Ended December 31, 2024, as required by Rules 13a-15(d) and 15d-15(d) under the Securities Exchange Act of 1934, as amended. There were no significant changes in the Corporation’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or that are reasonably likely to affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for Muncy Columbia Financial Corporation (the “Corporation”). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States and is not intended to provide absolute assurance that a misstatement of the Corporation’s financial statements would be prevented or detected.

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

As of December 31, 2024, management of the Corporation conducted an assessment of the effectiveness of the Corporation’s internal control over financial reporting based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the criteria in the Framework, management concluded that the Corporation’s system of internal control over financial reporting was effective as of December 31, 2024.

/s/ Lance O. Diehl	/s/ Joseph K. O’Neill, Jr., CPA
Lance O. Diehl	Joseph K. O’Neill, Jr., CPA
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

Item 9B. Other Information

(a)	There was no information the Corporation was required to disclose in a report on Form 8-K during the fourth quarter of 2024 that was not disclosed.

(b)	During the three months ended December 31, 2024, no director or officer of the Corporation adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information concerning Directors, Executive Officers and Corporate Governance is incorporated herein by reference to disclosure under the heading “Proposal No. 1 – Election of Five (5) Directors to Class 2,” and the captions “Information as to Nominees and Directors,” “Executive Officers of the Company and Significant Employees of Journey Bank,” and “Corporate Governance” and under the heading “Proposal No. 2 – Ratification of Approval of the Independent Registered Public Accounting Firm,” of the Corporation’s proxy statement dated March 7, 2025 for the annual meeting of stockholders to be held on April 22, 2025.

The Corporation’s Board of Directors has adopted a Code of Conduct and Ethics for the Corporation’s employees, officers and directors. The provisions of the Code of Conduct and Ethics are available on the Corporation’s website at https://ir.journeybank.com/governance/governance-documents/default.aspx.

The Corporation’s Board of Directors has adopted an Insider Trading Policy that prohibits the directors, officers, employees, agents, independent advisors and consultants of the Corporation and the Bank, and their related persons, from purchasing or selling any of the Corporation’s securities or the securities of any other company while in possession of material nonpublic information about the Corporation or any other company, as applicable. The policy prohibits such persons from communicating such nonpublic information to any other person, except to persons who need to know such information for purposes of Corporation business. The policy contains anti-hedging provisions that prohibit directors and officers of the Corporation and the Bank from purchasing financial instruments or engaging in transactions that are designed to hedge or offset any decrease in the market value of equity securities of the Corporation, including, without limitation, puts, calls, prepaid variable forward contracts, equity swaps, collars, exchange funds and other derivative securities or transactions with economic consequences comparable to the foregoing.

Item 11. Executive Compensation

Information concerning director and executive compensation is incorporated herein by reference to disclosure under the headings “Proposal No. 1 – Election of Five (5) Directors to Class 2” and the captions “Director Compensation” and “Executive Compensation” of the Corporation’s proxy statement dated March 7, 2025 for the annual meeting of stockholders to be held on April 22, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference to disclosure under the heading “Proposal No. 1 – Election of Five (5) Directors to Class 2” and the caption “Share Ownership of Directors, Named Executive Officers and Certain Beneficial Owners” of the Corporation’s proxy statement dated March 7, 2025 for the annual meeting of stockholders to be held on April 22, 2025.

Item 13. Certain Relationships and Related Transactions, Director Independence

Information concerning loans and deposit balances with Directors and Executive Officers is provided in Note 11 to the Consolidated Financial Statements, which is included in Part II, Item 8 of this Annual Report on Form 10-K. Additional information, including information concerning director independence, is incorporated herein by reference to disclosure appearing under heading “Proposal No. 1 – Election of Five (5) Directors to Class 2” and the captions “Director Independence” and “Transactions with Directors and Executive Officers” of the Corporation’s proxy statement dated March 7, 2025 for the annual meeting of stockholders to be held on April 22, 2025.

Item 14. Principal Accounting Fees and Services

Information concerning services provided by the Corporation’s independent auditor S.R. Snodgrass P.C., the audit committee’s pre-approval policies and procedures for such services, and fees paid by the Corporation to that firm, is incorporated herein by reference to disclosure under the heading “Proposal No. 2 – Ratification of Approval of the Independent Registered Public Accounting Firm” of the Corporation’s proxy statement dated March 7, 2025 for the annual meeting of stockholders to be held on April 22, 2025.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)  The following documents are filed as part of this report:

(1)  The following financial statements are filed herewith in Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2024 and 2023

Consolidated Statements of Income for the Years Ended December 31, 2024 and 2023

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2024 and 2023

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2024 and 2023

Consolidated Statements of Cash Flows for the Years Ended December 31, 2024 and 2023

Notes to Consolidated Financial Statements

(2)  All financial statement schedules are omitted because the required information is either not applicable, not required or is shown in the respective financial statement or in the notes thereto, which are incorporated by reference at subsection (a)(1) of this item.

(3)  Refer to the Exhibit Index following the signature page of this report, which is incorporated herein by reference.

(b)  See item 15(a) (3)

(c)  None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Muncy Columbia Financial Corporation

(Registrant)

By:	/s/ Lance O. Diehl	Date: March 7, 2025
Lance O. Diehl President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Joseph K. O’Neill, Jr.	Date: March 7, 2025
Joseph K. O’Neill, Jr. Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

BOARD OF DIRECTORS

By:	/s/ Todd M. Arthur	Date: March 7, 2025
Todd M. Arthur

By:	/s/ Lance O. Diehl	Date: March 7, 2025
Lance O. Diehl

By:	/s/ Robert W. Dillon	Date: March 7, 2025
Robert W. Dillon

By:	/s/ Robert J. Glunk	Date: March 7, 2025
Robert J. Glunk

By:	/s/ Robert P. Hager	Date: March 7, 2025
Robert P. Hager

By:	/s/ Willard H. Kile, Jr.	Date: March 7, 2025
Willard H. Kile, Jr.

By:	/s/ Brian D. Klingerman	Date: March 7, 2025
Brian D. Klingerman

By:	/s/ J. Howard Langdon	Date: March 7, 2025
J. Howard Langdon

By:	/s/ W. Bruce McMichael, Jr.	Date: March 7, 2025
W. Bruce McMichael, Jr.

By:	/s/ Steven H. Shannon	Date: March 7, 2025
Steven H. Shannon

By:	/s/ Stephen M. Tasselli	Date: March 7, 2025
Stephen M. Tasselli

By:	/s/ Bonnie M. Tompkins	Date: March 7, 2025
Bonnie M. Tompkins

By:	/s/ Edwin A. Wenner	Date: March 7, 2025
Edwin A. Wenner

By:	/s/ Brenda R. H. Williams	Date: March 7, 2025
Brenda R. H. Williams

INDEX TO EXHIBITS

The following exhibits are filed herewith, or, as indicated, incorporated by reference as a part of this report.

3.1	Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (filed on November 16, 2023))

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Registrant’s Current Report on Form 8-K (filed on December 11, 2024)

4.1	Form of common stock certificate (incorporated by reference to Exhibit 4.1 to Registrant’s Quarterly Report on Form 10-Q (filed May 13, 2024))

4.2	Description of Registrant’s Common Stock (Filed herewith)

10.1	Amended and Restated Employment Agreement dated as of February 13, 2024 by and among Registrant, Journey Bank and Robert J. Glunk (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (filed on February 14, 2024))

10.2	Employment Agreement dated as of April 17, 2023 by and among CCFNB Bancorp, Inc., First Columbia Bank & Trust Co. and Joseph K. O’Neill, Jr. (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-4 (File No. 333-273023 filed on June 29, 2023))

10.3	Amended and Restated Employment Agreement dated as of February 13, 2024 by and among Registrant, Journey Bank and Lance O. Diehl (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (filed on February 14, 2024))

10.4	First Amendment to Amended and Restated Employment Agreement dated as of December 10, 2024 by and among Registrant, Journey Bank and Lance O. Diehl (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (filed on December 12, 2024))

10.5	Amended and Restated Employment Agreement dated as of August 2, 2023 by and among CCFNB Bancorp, Inc., First Columbia Bank & Trust Co. and Jeffrey T. Arnold (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-4 Amendment No. 1 (File No. 333-273023 filed on August 7, 2023))

10.6	Supplemental Executive Retirement Plan Agreement dated April 15, 2003, between First Columbia Bank & Trust Co. (formerly Columbia County Farmers National Bank) and Lance O. Diehl, as amended (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-4 (File No. 333-273023 filed on June 29, 2023))

10.7	Third Amendment to Supplemental Executive Retirement Agreement dated April 15, 2003 for Lance O. Diehl dated December 10, 2024 between Journey Bank and Lance O. Diehl (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (filed on December 12, 2024))

10.8	2022 Supplemental Executive Retirement Plan dated March 15, 2022 between First Columbia Bank & Trust Co. and Lance O. Diehl, as amended (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-4 (File No. 333-273023 filed on June 29, 2023))

10.9	Supplemental Executive Retirement Benefit Agreement dated December 15, 2010 between First Columbia Bank & Trust Co. and Jeffrey T. Arnold, as amended (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-4 (File No. 333-273023 filed on June 29, 2023))

10.10	Supplemental Executive Retirement Agreement dated May 17, 2016, as amended, by and between Journey Bank, as successor by merger to The Muncy Bank and Trust Company, and Robert J. Glunk (incorporated by reference to Exhibit 10.3 to Registration’s Current Report on Form 8-K (filed on November 16, 2023))

10.11	Third Amendment to Supplemental Executive Retirement Plan dated February 13, 2024, between Journey Bank and Robert J. Glunk (incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K (filed on February 14, 2024))

10.12	Supplemental Executive Retirement Agreement dated September 24, 2020, as amended, by and between Journey Bank, as successor by merger to The Muncy Bank and Trust Company, and Joseph K. O’Neill, Jr. (incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K (filed on November 16, 2023))

10.13	Employment Separation Agreement and Release dated February 11, 2025 between Robert J. Glunk, Muncy Columbia Financial Corporation and Journey Bank (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K (filed on February 12, 2025))

10.14	Fourth Amendment to Supplemental Executive Retirement Agreement dated February 11, 2025 between Journey Bank and Robert Glunk (incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K (filed on February 12, 2025))

14.	Code of Conduct and Ethics – The Code of Conduct and Ethics is available through the Registrant’s website at https://ir.journeybank.com/governance/governance-documents/default.aspx

19.	Insider Trading Policy (Filed herewith)

21.1	Subsidiaries of Muncy Columbia Financial Corporation (Filed herewith)

23.	Consent of Independent Registered Public Accounting Firm (Filed herewith)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer (Filed herewith)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer (Filed herewith)

32.1	Section 1350 Certification of Chief Executive Officer (Filed herewith)

32.2	Section 1350 Certification of Chief Financial Officer (Filed herewith)

99.1	Additional information mailed or made available to shareholders with the proxy statement and annual report on Form 10-K on March 7, 2025 (Filed herewith)

101.	Interactive data file (Filed herewith)

104.	Cover page interactive data file (embedded in the cover page formatted in Inline XBRL)