Form 10-Q
period 2025-03-31
MUNCY COLUMBIA FINANCIAL Corp
filed 2025-05-09
CIK 731122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Common stock, $1.25 par value, 3,533,966 shares outstanding as of May 9, 2025.

Muncy Columbia Financial Corporation

PART I Financial Information

Item 1. Financial Statements

Muncy Columbia Financial Corporation

Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Data) (Unaudited)	March 31, 2025	December 31, 2024
ASSETS
Cash and due from banks	$13,781	$11,200
Interest-bearing deposits in other banks	9,978	6,180
Total cash and cash equivalents	23,759	17,380

Available-for-sale debt securities, at fair value	307,459	323,248
Marketable equity securities, at fair value	1,321	1,355
Restricted investment in bank stocks, at cost	6,480	7,095
Loans held for sale	1,782	1,691

Loans receivable	1,144,184	1,125,937
Allowance for credit losses	(9,985)	(9,858)
Loans, net	1,134,199	1,116,079

Premises and equipment, net	26,644	26,484
Foreclosed assets held for sale	70	70
Accrued interest receivable	4,948	4,850
Bank-owned life insurance	41,204	40,953
Investment in limited partnerships	4,905	5,092
Deferred tax asset, net	9,213	10,012
Goodwill	25,609	25,609
Other intangible assets, net	9,555	10,047
Other assets	5,188	5,993
TOTAL ASSETS	$1,602,336	$1,595,958

LIABILITIES
Interest-bearing deposits	$1,064,852	$1,032,729
Noninterest-bearing deposits	273,783	259,700
Total deposits	1,338,635	1,292,429

Short-term borrowings	27,682	68,388
Long-term borrowings	50,384	55,536
Accrued interest payable	1,864	1,857
Other liabilities	12,371	11,338
TOTAL LIABILITIES	1,430,936	1,429,548

STOCKHOLDERS’ EQUITY
Common stock, par value $1.25 per share; 15,000,000 shares authorized; issued 3,842,691 and outstanding 3,533,966 at March 31, 2025; issued 3,841,438 and outstanding 3,532,713 at December 31, 2024	4,804	4,802
Additional paid-in capital	83,594	83,543
Retained earnings	106,023	103,268
Accumulated other comprehensive loss	(11,714)	(13,896)
Treasury stock, at cost; 308,725 shares at March 31, 2025 and December 31, 2024	(11,307)	(11,307)
TOTAL STOCKHOLDERS’ EQUITY	171,400	166,410
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,602,336	$1,595,958

See accompanying notes to the unaudited consolidated financial statements.

Muncy Columbia Financial Corporation

Consolidated Statements of Income

	For the Three Months Ended
	March 31,
(In Thousands, Except Share and Per Share Data) (Unaudited)	2025	2024
INTEREST AND DIVIDEND INCOME
Interest and fees on loans:
Taxable	$18,284	$17,256
Tax-exempt	398	353
Interest and dividends on investment securities:
Taxable	1,097	1,161
Tax-exempt	860	830
Dividend and other interest income	168	223
Deposits in other banks	34	66
TOTAL INTEREST AND DIVIDEND INCOME	20,841	19,889

INTEREST EXPENSE
Deposits	5,801	4,610
Short-term borrowings	543	2,497
Long-term borrowings	629	847
TOTAL INTEREST EXPENSE	6,973	7,954

NET INTEREST INCOME	13,868	11,935

PROVISION FOR CREDIT LOSSES	110	90

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	13,758	11,845

NON-INTEREST INCOME
Service charges and fees	722	615
Interchange fees	623	619
Gain on sale of loans	83	76
Earnings on bank-owned life insurance	231	227
Brokerage	233	224
Trust	238	206
Losses on marketable equity securities	(34)	(117)
Realized losses on available-for-sale debt securities, net	—	(8)
Other non-interest income	349	690
TOTAL NON-INTEREST INCOME	2,445	2,532

NON-INTEREST EXPENSE
Salaries and employee benefits	6,320	4,802
Occupancy	720	618
Furniture and equipment	426	406
Pennsylvania shares tax	301	210
Professional fees	448	457
Director’s fees	153	134
Federal deposit insurance	218	220
Data processing and telecommunications	839	920
Automated teller machine and interchange	264	262
Merger-related expenses	—	96
Amortization of intangibles	510	549
Other non-interest expense	892	972
TOTAL NON-INTEREST EXPENSE	11,091	9,646

INCOME BEFORE INCOME TAX PROVISION	5,112	4,731
INCOME TAX PROVISION	767	695
NET INCOME	$4,345	$4,036

EARNINGS PER SHARE - BASIC AND DILUTED	$1.23	$1.13
WEIGHTED AVERAGE SHARES OUTSTANDING	3,532,727	3,570,342

See accompanying notes to the unaudited consolidated financial statements.

Muncy Columbia Financial Corporation

Consolidated Statements of Comprehensive Income

	For the Three Months Ended
	March 31,
(In Thousands) (Unaudited)	2025	2024
Net Income	$4,345	$4,036
Other comprehensive income (loss):
Unrealized holding gains (losses) on available-for-sale debt securities	2,761	(1,893)
Tax effect	(579)	397
Net realized losses included in net income	—	8
Tax effect	—	(2)
Other comprehensive income (loss), net	2,182	(1,490)
Comprehensive income	$6,527	$2,546

See accompanying notes to the unaudited consolidated financial statements.

Muncy Columbia Financial Corporation

Consolidated Statements of Changes in Stockholders’ Equity

					Accumulated
(In Thousands Except Share and Per Share Data)	Common Stock		Additional Paid-In	Retained	Other Comprehensive	Treasury	Total Stockholders’
(Unaudited)	Shares	Amount	Capital	Earnings	Loss	Stock	Equity
Balance, December 31, 2024	3,841,438	$4,802	$83,543	$103,268	$(13,896)	$(11,307)	$166,410

Net income	—	—	—	4,345	—	—	4,345
Other comprehensive income	—	—	—	—	2,182	—	2,182
Common stock issuance under employee stock purchase plan	1,253	2	46	—	—	—	48
Recognition of employee stock purchase plan expense	—	—	5	—	—	—	5
Cash dividends ($0.45 per share)	—	—	—	(1,590)	—	—	(1,590)

Balance, March 31, 2025	3,842,691	$4,804	$83,594	$106,023	$(11,714)	$(11,307)	$171,400

Balance, December 31, 2023	3,834,976	$4,794	$83,343	$90,514	$(15,036)	$(9,790)	$153,825

Net income	—	—	—	4,036	—	—	4,036
Other comprehensive loss	—	—	—	—	(1,490)	—	(1,490)
Common stock issuance under employee stock purchase plan	2,012	2	54	—	—	—	56
Recognition of employee stock purchase plan expense	—	—	6	—	—	—	6
Cash dividends ($0.44 per share)	—	—	—	(1,570)	—	—	(1,570)

Balance, March 31, 2024	3,836,988	$4,796	$83,403	$92,980	$(16,526)	$(9,790)	$154,863

See accompanying notes to the unaudited consolidated financial statements.

Muncy Columbia Financial Corporation

Consolidated Statements of Cash Flows

	For the Three Months Ended
	March 31,
(In Thousands) (Unaudited)	2025	2024
OPERATING ACTIVITIES
Net Income	$4,345	$4,036
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	110	90
Depreciation and amortization of premises and equipment	370	370
Accretion of loan fair value adjustments, net	(2,497)	(2,789)
Amortization of deposit fair value adjustments, net	97	481
Losses on marketable equity securities	34	117
Realized losses on available-for-sale debt securities, net	—	8
Accretion of investment securities, net	(221)	(184)
Losses on disposal of premises and equipment, net	51	—
Deferred income taxes	220	1,284
Gain on sale of loans	(83)	(76)
Earnings on bank-owned life insurance	(231)	(227)
Proceeds from sale of mortgage loans	3,675	2,257
Originations of mortgage loans held for resale	(3,683)	(2,429)
Amortization of intangibles	510	549
Amortization of investment in limited partnerships	187	187
Decrease (increase) in accrued interest receivable and other assets	707	(1,030)
Increase in accrued interest payable and other liabilities	1,040	1,166
Other, net	72	68
Net cash provided by operating activities	4,703	3,878
INVESTING ACTIVITIES
Available-for-sale debt securities:
Proceeds from sales	—	50,311
Proceeds from paydowns, calls and maturities	18,771	21,688
Proceeds from maturities of interest-bearing time deposits	—	248
Purchase of bank-owned life insurance	(20)	(20)
Proceeds from redemption of restricted investment in bank stocks	2,228	4,232
Purchase of restricted investment in bank stocks	(1,613)	(1,851)
Net increase in loans	(15,733)	(9,735)
Acquisition of customer relationship intangibles	(18)	—
Acquisition of premises and equipment	(576)	(113)
Net cash provided by investing activities	3,039	64,760
FINANCING ACTIVITIES
Net increase in deposits	46,109	62,350
Net decrease in short-term borrowings	(40,706)	(126,619)
Repayment of long-term borrowings	(5,224)	(5,001)
Proceeds from issuance of common stock	48	56
Cash dividends paid	(1,590)	(1,570)
Net cash used for financing activities	(1,363)	(70,784)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,379	(2,146)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	17,380	18,377
CASH AND CASH EQUIVALENTS, END OF PERIOD	$23,759	$16,231

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest paid	$6,966	$8,031
Loans transferred to foreclosed assets held for sale	—	165

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

BASIS OF PRESENTATION

The consolidated financial information included herein, except the consolidated balance sheet dated December 31, 2024, is unaudited. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. Prior period amounts have been reclassified when necessary to conform to the current period’s presentation. Such reclassifications did not have an impact on the operating results or financial position of the Corporation. Operating results for the three months ended March 31, 2025, are not necessarily indicative of the results for the year ending December 31, 2025.

These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation’s audited financial statements, included in the Annual Report filed on Form 10-K as of and for the year ended December 31, 2024.

SEGMENT REPORTING

Management has determined that the Corporation has one reportable segment, “Community Banking.” All of the Corporation’s activities are interrelated, and each activity is dependent and assessed based on how each of the activities of the Corporation supports the others.

The Corporation’s chief operating decision maker is the Chief Executive Officer. The Chief Executive Officer assesses performance for the Community Banking segment and decides how to allocate resources based on net income that is reported on the Consolidated Statements of Income. The measure of segment assets is reported on the Consolidated Balance Sheets as total assets. There have been no changes in the basis of segmentation or in the basis of measurement of segment profit or loss since the Annual Report filed on Form 10-K as of and for the year ended December 31, 2024.

RECENTLY ISSUED BUT NOT YET EFFECTIVE ACCOUNTING PRONOUNCEMENTS

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which improves the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. ASU No. 2023-09 is effective for public business entities for annual periods beginning after December 15, 2024. The ASU may be adopted on a prospective or retrospective basis and early adoption is permitted. The Corporation is currently evaluating the impact the new guidance will have on disclosures related to income taxes.

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

2. SECURITIES

The amortized cost, related estimated fair value, and unrealized gains and losses of available-for-sale debt securities were as follows at March 31, 2025 and December 31, 2024:

	March 31, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Obligation of U.S.Government Corporations and Agencies:
Mortgage-backed	$124,633	$112	$(12,333)	$112,412
Collateralized mortgage obligations	6,515	408	—	6,923
Other	109,500	—	(2,881)	106,619
Obligations of state and political subdivisions	81,363	960	(1,101)	81,222
Other debt securites	276	7	—	283
Total available-for-sale debt securities	$322,287	$1,487	$(16,315)	$307,459

	December 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Obligation of U.S.Government Corporations and Agencies:
Mortgage-backed	$128,631	$65	$(14,989)	$113,707
Collateralized mortgage obligations	6,752	294	—	7,046
Other	123,500	—	(4,046)	119,454
Obligations of state and political subdivisions	81,680	1,666	(584)	82,762
Other debt securites	274	5	—	279
Total available-for-sale debt securities	$340,837	$2,030	$(19,619)	$323,248

Securities available-for-sale with an aggregate fair value of $153,283,000 and $176,016,000 at March 31, 2025 and December 31, 2024, respectively, were pledged to secure public funds, trust funds, securities sold under agreements to repurchase and other balances as required by law.

The amortized cost and estimated fair value of investment securities, by expected maturity, are shown below at March 31, 2025. Expected maturities on debt securities will differ from contractual maturities, because some borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized
(In Thousands)	Cost	Fair Value
Due in one year or less	$49,434	$48,850
Due after one year to five years	67,376	65,078
Due after five years to ten years	29,497	29,110
Due after ten years	44,832	45,086
Sub-total	191,139	188,124

Mortgage-backed securities	124,633	112,412
Collateralized mortgage obligations	6,515	6,923
Total debt securities	$322,287	$307,459

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

The following table presents the gross proceeds received, and gross realized gains and losses, on sales of available-for-sale debt securities for the three months ended March 31, 2025 and 2024. Gains and losses realized on sales of available-for-sale debt securities are included in non-interest income in the Consolidated Statements of Income.

	For the Three Months Ended March 31,
(In Thousands)	2025	2024
Gross proceeds received on sales	$—	$50,311
Gross realized gains	—	595
Gross realized losses	—	(603)

The following summary shows the gross unrealized losses and fair value, aggregated by investment category of those individual securities for which an allowance for credit losses has not been recorded that have been in a continuous unrealized loss position for less than or more than 12 months as of March 31, 2025 and December 31, 2024:

	March 31, 2025
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	$9,661	$(75)	$96,077	$(12,258)	$105,738	$(12,333)
Other	—	—	106,619	(2,881)	106,619	(2,881)
Obligations of state and political subdivisions	42,565	(920)	2,673	(181)	45,238	(1,101)
Total	$52,226	$(995)	$205,369	$(15,320)	$257,595	$(16,315)

	December 31, 2024
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	$14,456	$(332)	$97,308	$(14,657)	$111,764	$(14,989)
Other	—	—	119,454	(4,046)	119,454	(4,046)
Obligations of state and political subdivisions	31,646	(475)	3,138	(109)	34,784	(584)
Total	$46,102	$(807)	$219,900	$(18,812)	$266,002	$(19,619)

At March 31, 2025, the Corporation had a total of 125 debt securities that have been in a gross unrealized loss position for less than twelve months with depreciation of 1.9% from the Corporation’s amortized cost basis.

At March 31, 2025, the Corporation had a total of 116 debt securities that have been in a gross unrealized loss position for greater than twelve months with depreciation of 7.5% from the Corporation’s amortized cost basis.

At March 31, 2025, unrealized losses on debt securities have not been recognized into income because the issuers bonds are of high credit quality (rated BBB or higher), management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions. The fair value is expected to recover as the bonds approach maturity.

As of March 31, 2025 and December 31, 2024, no allowance for credit loss (“ACL”) was required for debt securities. The Bank does not have the intent to sell and does not believe it will be more likely than not to be required to sell any of these securities prior to a recovery of their fair value to amortized cost, which may be at maturity.

As of March 31, 2025, all debt securities were rated above investment grade. Based on the payment status, rating and management’s evaluation of these securities, no ACL was required for the debt securities as of March 31, 2025. As of March 31, 2025, the underlying issuers continue to make timely principal and interest payments on the securities.

Equity securities with a readily determinable fair value are stated at fair value with realized and unrealized gains and losses reported in income. At March 31, 2025 and December 31, 2024, the Corporation held $1,321,000 and $1,355,000, respectively, in marketable equity securities recorded at fair value. The following is a summary of unrealized and realized gains and losses recognized in net income on marketable equity securities during the three months ended March 31, 2025 and 2024:

	For the Three Months
	Ended March 31,
(In Thousands)	2025	2024
Net losses recognized during the period on marketable equity securities	$(34)	$(117)

Less: Net losses recognized during the period on marketable equity securities sold during the period	—	—

Unrealized losses recognized during the period on marketable equity securities still held at the reporting date	$(34)	$(117)

3. LOANS AND ALLOWANCE FOR CREDIT LOSSES

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at their outstanding unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment to yield (interest income) over the life of the loan. Deferred fees and costs amounted to $777,000 at March 31, 2025 and $790,000 at December 31, 2024 and are netted against the outstanding unpaid principal balances.

The segments of the Corporation’s loan portfolio are disaggregated into classes that allow management to monitor risk and performance. The loan classes used are consistent with the internal reports evaluated by the Corporation’s management and Board of Directors to monitor risk and performance within the various segments of its loan portfolio.

Major classifications of loans at March 31, 2025 and December 31, 2024 consisted of:

(In Thousands)	March 31, 2025	December 31, 2024
Commercial and industrial	$93,932	$93,445
Commercial real estate:
Commercial mortgages	332,339	325,882
Student housing	45,538	45,808
Residential real estate	651,539	638,952
Consumer and other	20,836	21,850
Gross loans	$1,144,184	$1,125,937

Allowance for Credit Losses and Recorded Investment in Financial Receivables

The allowance for credit losses is measured on a collective (pool) basis when similar risk characteristics exist. The Corporation has aligned our segmentation to internal loan reports. The Corporation has identified the following portfolio segments:

●	Commercial and Industrial
●	Commercial Real Estate
●	Residential Real Estate
●	Consumer and other

The following table presents the activity in the allowance for credit losses by portfolio segment for the three months ended March 31, 2025 and 2024:

	For the Three Months Ended March 31, 2025
		Commercial	Residential
	Commercial and	Real	Real	Consumer
(In Thousands)	Industrial	Estate	Estate	and Other	Total
Balance, December 31, 2024	$931	$6,869	$1,850	$208	$9,858
Provision (credit) for credit losses on loans	460	(462)	164	(52)	110
Loans charged off	—	—	—	(1)	(1)
Recoveries	11	2	—	5	18
Balance, March 31, 2025	$1,402	$6,409	$2,014	$160	$9,985

	For the Three Months Ended March 31, 2024
		Commercial	Residential
	Commercial and	Real	Real	Consumer
(In Thousands)	Industrial	Estate	Estate	and Other	Total
Balance, December 31, 2023	$801	$6,847	$1,474	$180	$9,302
(Credit) provision for credit losses on loans (a)	(90)	319	(368)	240	101
Loans charged off	—	—	(45)	(11)	(56)
Recoveries	1	—	1	2	4
Balance, March 31, 2024	$712	$7,166	$1,062	$411	$9,351

(a)	Amount does not include the release of credit losses related to off balance sheet credit exposures of $11,000 for the three months ended March 31, 2024.

The cumulative loss rate used as the basis for the estimate of credit losses is comprised of the Corporation’s historical loss experience. As of March 31, 2025, the Corporation expects that the markets in which it operates will experience no significant changes in economic conditions based primarily on housing indexes, interest rate stabilization, and a steady unemployment rate. Management adjusts historical loss experience as needed based upon economic expectations. No reversion adjustments were necessary, as the starting point for the Corporation’s estimate was a cumulative loss rate covering the expected contractual term of the loan portfolio.

For the three months ended March 31, 2025, the Corporation recorded a $110,000 provision for credit losses on loans compared to $101,000 for the same period in 2024. The provision amounts for the three months ended March 31, 2025 and 2024 primarily reflect an increase in volume in the loan portfolio, increases in non-accrual loans which impacted probability of default calculations and changes in qualitative factors related to the nature of the loan portfolio, volume and severity of past due loans, loan grade migration, changes in lending staff, changes in lending policies and procedures and forecasted economic conditions.

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

The following table summarizes the loan portfolio and allowance for credit losses as of March 31, 2025 and December 31, 2024:

	March 31, 2025
(In Thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Total
Loans:
Individually evaluated	$—	$12,698	$2,313	$—	$15,011
Collectively evaluated	93,932	365,179	649,226	20,836	1,129,173
Total loans	$93,932	$377,877	$651,539	$20,836	$1,144,184

Allowance for credit losses:
Individually evaluated	$—	$3,896	$157	$—	$4,053
Collectively evaluated	1,402	2,513	1,857	160	5,932
Total allowance for credit losses	$1,402	$6,409	$2,014	$160	$9,985

	December 31, 2024
(In Thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Total
Loans:
Individually evaluated	$—	$12,712	$2,046	$—	$14,758
Collectively evaluated	93,445	358,978	636,906	21,850	1,111,179
Total loans	$93,445	$371,690	$638,952	$21,850	$1,125,937

Allowance for credit losses:
Individually evaluated	$—	$4,011	$133	$—	$4,144
Collectively evaluated	931	2,858	1,717	208	5,714
Total allowance for credit losses	$931	$6,869	$1,850	$208	$9,858

As of March 31, 2025 and December 31, 2024, the amortized cost basis of individually evaluated loans that were deemed to be collateral dependent was $3,293,000 and $2,925,000, respectively. As of March 31, 2025 and December 31, 2024, the amortized cost basis of collateral dependent loans classified as Residential Real Estate were $2,313,000 and $2,046,000, respectively, and were collateralized by residential real estate properties. As of March 31, 2025 and December 31, 2024, the amortized cost basis of collateral dependent loans classified as Commercial Real Estate were $980,000 and $879,000, respectively, and were collateralized by commercial real estate properties.

Age Analysis of Past-Due Loans Receivable

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past-due status as of March 31, 2025 and December 31, 2024:

	March 31, 2025
(In Thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Total Loans
Commercial and Industrial	$93,070	$26	$—	$836	$862	$93,932
Commercial Real Estate	373,177	1,864	123	2,713	4,700	377,877
Residential Real Estate	636,775	9,797	1,933	3,034	14,764	651,539
Consumer and other	20,488	140	126	82	348	20,836
	$1,123,510	$11,827	$2,182	$6,665	$20,674	$1,144,184

	December 31, 2024
(In Thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Total Loans
Commercial and Industrial	$92,690	$43	$111	$601	$755	$93,445
Commercial Real Estate	367,171	2,139	1,115	1,265	4,519	371,690
Residential Real Estate	625,201	7,163	2,326	4,262	13,751	638,952
Consumer and other	21,532	123	128	67	318	21,850
	$1,106,594	$9,468	$3,680	$6,195	$19,343	$1,125,937

Non-performing Loans

The following tables present the amortized cost basis of loans on nonaccrual status and loans past due over 90 days still accruing interest as of March 31, 2025 and December 31, 2024:

	March 31, 2025
(In Thousands)	Nonaccrual with no ACL	Nonaccrual with ACL	Total Nonaccrual	Loans Past Due over 90 Days Still Accruing	Total Nonperforming
Commercial and Industrial	$—	$1,211	$1,211	$—	$1,211
Commercial Real Estate	247	3,597	3,844	—	3,844
Residential Real Estate	1,696	5,254	6,950	—	6,950
Consumer and other	—	225	225	—	225
Total	$1,943	$10,287	$12,230	$—	$12,230

	December 31, 2024
(In Thousands)	Nonaccrual with no ACL	Nonaccrual with ACL	Total Nonaccrual	Loans Past Due over 90 Days Still Accruing	Total Nonperforming
Commercial and Industrial	$—	$734	$734	$—	$734
Commercial Real Estate	139	2,069	2,208	—	2,208
Residential Real Estate	1,458	5,478	6,936	—	6,936
Consumer and other	—	169	169	—	169
Total	$1,597	$8,450	$10,047	$—	$10,047

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

Based on the most recent analysis performed, the following table presents the recorded investment in non-homogenous loans by internal risk rating system as of March 31, 2025 and December 31, 2024:

	March 31, 2025
							Revolving
							Loans
	Term Loans Amortized Cost Basis by Origination Period						Amortized
(In Thousands)	2025	2024	2023	2022	2021	Prior	Cost Basis	Total
Commercial and Industrial
Risk Rating
Pass	$3,788	$12,549	$8,694	$13,124	$12,804	$23,374	$14,574	$88,907
Special Mention	—	—	—	—	—	—	25	25
Substandard	—	101	237	187	158	1,048	3,269	5,000
Doubtful	—	—	—	—	—	—	—	—
Total	$3,788	$12,650	$8,931	$13,311	$12,962	$24,422	$17,868	$93,932
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Real Estate
Risk Rating
Pass	$20,519	$43,639	$52,577	$57,482	$58,484	$111,646	$16,448	$360,795
Special Mention	—	—	—	2,519	—	3,263	71	5,853
Substandard	—	—	1,118	2,121	2,369	4,948	673	11,229
Doubtful	—	—	—	—	—	—	—	—
Total	$20,519	$43,639	$53,695	$62,122	$60,853	$119,857	$17,192	$377,877
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Total
Risk Rating
Pass	$24,307	$56,188	$61,271	$70,606	$71,288	$135,020	$31,022	$449,702
Special Mention	—	—	—	2,519	—	3,263	96	5,878
Substandard	—	101	1,355	2,308	2,527	5,996	3,942	16,229
Doubtful	—	—	—	—	—	—	—	—
Total	$24,307	$56,289	$62,626	$75,433	$73,815	$144,279	$35,060	$471,809
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

	December 31, 2024
							Revolving
							Loans
	Term Loans Amortized Cost Basis by Origination Period						Amortized
(In Thousands)	2024	2023	2022	2021	2020	Prior	Cost Basis	Total
Commercial and Industrial
Risk Rating
Pass	$13,008	$9,194	$13,658	$13,394	$7,057	$17,194	$14,898	$88,402
Special Mention	—	97	32	6	348	117	332	932
Substandard	103	174	171	164	91	505	2,902	4,111
Doubtful	—	—	—	—	—	—	—	—
Total	$13,111	$9,465	$13,861	$13,564	$7,496	$17,816	$18,133	$93,445
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Real Estate
Risk Rating
Pass	$44,854	$53,940	$59,313	$59,533	$20,624	$102,581	$15,025	$355,870
Special Mention	—	—	2,757	—	272	3,276	199	6,504
Substandard	—	389	1,250	2,396	521	4,064	696	9,316
Doubtful	—	—	—	—	—	—	—	—
Total	$44,854	$54,329	$63,320	$61,930	$21,417	$109,921	$15,920	$371,690
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Total
Risk Rating
Pass	$57,862	$63,134	$72,971	$72,927	$27,680	$119,775	$29,923	$444,272
Special Mention	—	97	2,789	6	620	3,393	532	7,436
Substandard	103	563	1,421	2,560	612	4,569	3,598	13,427
Doubtful	—	—	—	—	—	—	—	—
Total	$57,965	$63,794	$77,181	$75,493	$28,913	$127,737	$34,053	$465,135
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

The Bank monitors the credit risk profile by payment activity for residential real estate, consumer, and other loan classes. Loans past due 90 days or more and loans on nonaccrual status are considered non-performing. Non-performing loans are reviewed quarterly. The following table presents the amortized cost in residential real estate, and consumer and other loans based on payment activity as of March 31, 2025 and December 31, 2024:

	March 31, 2025
							Revolving
							Loans
	Term Loans Amortized Cost Basis by Origination Period						Amortized
(In Thousands)	2025	2024	2023	2022	2021	Prior	Cost Basis	Total
Residential Real Estate
Payment Performance
Performing	$25,150	$87,316	$79,589	$100,825	$76,314	$201,655	$73,740	$644,589
Nonperforming	—	288	545	839	1,405	3,145	728	6,950
Total	$25,150	$87,604	$80,134	$101,664	$77,719	$204,800	$74,468	$651,539
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer and Other
Payment Performance
Performing	$1,022	$2,188	$3,135	$7,867	$1,053	$1,413	$3,933	$20,611
Nonperforming	—	21	42	67	7	16	72	225
Total	$1,022	$2,209	$3,177	$7,934	$1,060	$1,429	$4,005	$20,836
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$1	$1

Total
Payment Performance
Performing	$26,172	$89,504	$82,724	$108,692	$77,367	$203,068	$77,673	$665,200
Nonperforming	—	309	587	906	1,412	3,161	800	7,175
Total	$26,172	$89,813	$83,311	$109,598	$78,779	$206,229	$78,473	$672,375
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$1	$1

	December 31, 2024
							Revolving
							Loans
	Term Loans Amortized Cost Basis by Origination Period						Amortized
(In Thousands)	2024	2023	2022	2021	2020	Prior	Cost Basis	Total
Residential Real Estate
Payment Performance
Performing	$87,826	$81,836	$103,749	$77,766	$55,360	$153,775	$71,705	$632,017
Nonperforming	295	480	959	1,506	501	2,219	976	6,936
Total	$88,121	$82,316	$104,708	$79,272	$55,861	$155,993	$72,681	$638,952
Current period gross charge-offs	$—	$—	$—	$—	$—	$45	$—	$45

Consumer and Other
Payment Performance
Performing	$2,893	$3,558	$8,322	$1,263	$490	$1,060	$4,096	$21,681
Nonperforming	21	25	63	8	—	9	42	169
Total	$2,914	$3,584	$8,385	$1,270	$490	$1,069	$4,138	$21,850
Current period gross charge-offs	$—	$7	$—	$—	$—	$4	$—	$11

Total
Payment Performance
Performing	$90,719	$85,394	$112,071	$79,028	$55,851	$154,834	$75,800	$653,698
Nonperforming	316	505	1,022	1,514	501	2,228	1,018	7,105
Total	$91,035	$85,899	$113,093	$80,542	$56,352	$157,063	$76,818	$660,802
Current period gross charge-offs	$—	$7	$—	$—	$—	$49	$—	$56

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

For the three months ended March 31, 2025 and 2024, the Bank did not grant any loan modifications to borrowers experiencing financial difficulty.

The carrying amount of foreclosed residential real estate properties held as a result of obtaining physical possession were $70,000 at both March 31, 2025 and December 31, 2024. The recorded investment of consumer mortgage loans secured by residential real properties for which formal foreclosure proceedings were in process were $1,607,000 and $1,846,000 at March 31, 2025 and December 31, 2024, respectively.

Concentrations of Credit Risk

Most of the Corporation’s lending activity occurs within the Bank’s primary market area which encompasses Clinton, Columbia, Lycoming, Montour and Eastern Northumberland counties in Northcentral Pennsylvania. The majority of the Corporation’s loan portfolio consists of commercial and consumer real estate loans. As of March 31, 2025 and December 31, 2024, there were no concentrations of loans related to any single industry in excess of 10% of total loans.

4. DEPOSITS

Major classifications of deposits at March 31, 2025 and December 31, 2024 consisted of:

(In Thousands)	March 31, 2025	December 31, 2024
Demand deposits	$273,783	$259,700
Interest-bearing demand deposits	406,330	380,801
Savings	195,748	194,958
Money market	103,759	108,263
Time deposits	359,015	348,707
Total deposits	$1,338,635	$1,292,429

Time deposits of $250,000 or more amounted to $104,351,000 and $100,287,000 as of March 31, 2025 and December 31, 2024, respectively.

5. BORROWED FUNDS

Short-Term Borrowings

Short-term borrowings include repurchase agreements with customers and advances from the FHLB. As of March 31, 2025, the Bank was approved by the FHLB for borrowings of up to $571,508,000 of which $50,985,000 was outstanding in the form of advances and the FHLB had issued letters of credit on the Bank’s behalf totaling $20,000,000 against its borrowing capacity. Advances from the FHLB are secured by qualifying assets of the Bank. In addition to the outstanding balances noted below, the Bank also has additional lines of credit totaling $19,466,000 available from correspondent banks other than the FHLB. The outstanding balances and related information for short-term borrowings are summarized as follows as of March 31, 2025 and December 31, 2024:

	March 31, 2025
(In Thousands)	Ending Balance	Maximum Month End Balance	Weighted Average Rate At Period End
Securities sold under agreements to repurchase	$27,682	$39,810	3.92%
Other short-term borrowings	—	22,210	4.69%
Total	$27,682	$62,020	3.92%

	December 31, 2024
(In Thousands)	Ending Balance	Maximum Month End Balance	Weighted Average Rate At Period End
Securities sold under agreements to repurchase	$49,806	$185,680	3.76%
Other short-term borrowings	18,582	34,000	4.71%
Total	$68,388	$219,680	4.02%

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

The remaining contractual maturity of repurchase agreements in the Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024 is presented in the following tables:

	Remaining Contractual Maturity of the Agreements
(In Thousands)	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
March 31, 2025
Securities sold under agreements to repurchase:
Obligation of U.S. Government Corporations and Agencies:
Mortgage-backed	$20,759	$—	$—	$—	$20,759
Collateralized mortgage obligations	414	—	—	—	414
Other	—	1,579	—	3,158	4,737
Obligation of state and political subdivisions	1,772	—	—	—	1,772
Total borrowings	$22,945	$1,579	$—	$3,158	$27,682

Gross amount of recognized liabilities for repurchase agreements					$27,682
Amounts related to agreements not included in offsetting disclosure above					$—

	Remaining Contractual Maturity of the Agreements
(In Thousands)	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
December 31, 2024
Securities sold under agreements to repurchase:
Obligation of U.S. Government Corporations and Agencies:
Mortgage-backed	$37,385	$—	$—	$—	$37,385
Collateralized mortgage obligations	628	—	—	—	628
Other	4,511	600	—	4,088	9,199
Obligation of state and political subdivisions	2,594	—	—	—	2,594
Total borrowings	$45,118	$600	$—	$4,088	$49,806

Gross amount of recognized liabilities for repurchase agreements					$49,806
Amounts related to agreements not included in offsetting disclosure above					$—

The fair value of securities pledged to secure repurchase agreements may decline. The Corporation manages this risk by having a policy to pledge securities valued at 110% of the gross outstanding balance of repurchase agreements. Securities sold under agreements to repurchase are secured by securities with a carrying amount of $36,399,000 and $60,099,000 at March 31, 2025 and December 31, 2024, respectively.

Long-Term Borrowings

Long-term FHLB borrowings consisted of the following at March 31, 2025 and December 31, 2024:

(In Thousands)	March 31, 2025	December 31, 2024
Loans maturing in 2025 with a weighted-average rate of 4.66%	$10,000	$15,208
Loans maturing in 2026 with a weighted-average rate of 4.05%	15,359	15,359
Loans maturing in 2027 with a weighted-average rate of 3.93%	15,417	15,417
Loans maturing in 2028 with a weighted-average rate of 3.85%	10,209	10,225
Total long-term FHLB borrowings; weighted average rate of 4.09%	50,985	56,209
Unamortized fair value adjustments	(601)	(673)
Total long-term borrowings	$50,384	$55,536

Note: Weighted-average rates are presented as of March 31, 2025.

6. FAIR VALUE MEASUREMENTS AND FAIR VALUES OF FINANCIAL INSTRUMENTS

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

The following table presents the assets reported on the Consolidated Balance Sheets at their fair value on a recurring basis as of March 31, 2025 and December 31, 2024, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	March 31, 2025
(In Thousands)	Level I	Level II	Level III	Total
Obligation of US Government Corporations and Agencies
Mortgage-backed	$—	$112,412	$—	$112,412
Collateralized mortgage obligations	—	6,923	—	6,923
Other	—	106,619	—	106,619
Obligations of state and political subdivisions	—	81,222	—	81,222
Other debt securities	—	283	—	283
Total available-for-sale debt securities	$—	$307,459	$—	$307,459

Marketable equity securities	$1,321	$—	$—	$1,321

Real estate loans held for sale	$—	$1,782	$—	$1,782

	December 31, 2024
(In Thousands)	Level I	Level II	Level III	Total
Obligation of US Government Corporations and Agencies
Mortgage-backed	$—	$113,707	$—	$113,707
Collateralized mortgage obligations	—	7,046	—	7,046
Other	—	119,454	—	119,454
Obligations of state and political subdivisions	—	82,762	—	82,762
Other debt securities	—	279	—	279
Total available-for-sale debt securities	$—	$323,248	$—	$323,248

Marketable equity securities	$1,355	$—	$—	$1,355

Real estate loans held for sale	$—	$1,691	$—	$1,691

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

The following table presents the assets measured on a nonrecurring basis on the Consolidated Balance Sheets at their fair value as of March 31, 2025 and December 31, 2024, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	March 31, 2025
(In Thousands)	Level I	Level II	Level III	Total
Assets Measured on a Non-recurring Basis:
Loans individually evaluated for credit loss	$—	$—	$7,412	$7,412
Foreclosed assets held for sale	—	—	70	70
Total nonrecurring fair value measurements	$—	$—	$7,482	$7,482

	December 31, 2024
(In Thousands)	Level I	Level II	Level III	Total
Assets Measured on a Non-recurring Basis:
Loans individually evaluated for credit loss	$—	$—	$7,398	$7,398
Foreclosed assets held for sale	—	—	70	70
Total nonrecurring fair value measurements	$—	$—	$7,468	$7,468

Loans are individually evaluated for credit loss when they do not share similar risk characteristics as similar loans within their loan pool. Foreclosed assets held for sale consist of real estate acquired by foreclosure. Loans individually evaluated for credit loss are reviewed and evaluated on at least a quarterly basis for individual reserve requirements and adjusted accordingly. The following table provides a listing of significant unobservable inputs used in the fair value measurement process for items valued utilizing level III techniques on a nonrecurring basis as of March 31, 2025 and December 31, 2024:

	March 31, 2025
	Quantitative Information about Level III Fair Value Measurements
(In Thousands)	Fair Value Estimate	Valuation Technique	Unobservable Input	Range	Weighted Average
Loans individually evaluated for credit loss:
Commercial Real Estate	$6,436	Discounted cash flows	Charge-off rates	0-100%	21.29%
Commercial Real Estate	515	Sales comparison	Discount to appraised value	25-31%	25.97%
Residential Real Estate	461	Sales comparison	Discount to appraised value	25-41%	33.63%
Total loans individually evaluated for credit loss	$7,412

Foreclosed assets held for sale:
Residential Real Estate	$70	Sales comparison	Discount to appraised value	30.69%	N/A

	December 31, 2024
	Quantitative Information about Level III Fair Value Measurements
(In Thousands)	Fair Value Estimate	Valuation Technique	Unobservable Input	Range	Weighted Average
Loans individually evaluated for credit loss:
Commercial Real Estate	$6,429	Discounted cash flows	Charge-off rates	0-100%	21.25%
Commercial Real Estate	513	Sales comparison	Discount to appraised value	26-31%	26.44%
Residential Real Estate	456	Sales comparison	Discount to appraised value	21-41%	29.40%
Total loans individually evaluated for credit loss	$7,398

Foreclosed assets held for sale:
Residential Real Estate	$70	Sales comparison	Discount to appraised value	30.69%	N/A

At March 31, 2025 and December 31, 2024, the carrying values and fair values of financial instruments that are not recorded at fair value on the Consolidated Balance Sheets are presented in the table below:

	March 31, 2025
(In Thousands)	Carrying Amount	Fair Value	Level I	Level II	Level III
Financial assets:
Cash and cash equivalents	$23,759	$23,759	$23,759	$—	$—
Restricted investment in bank stocks, at cost	6,480	6,480	—	6,480	—
Loans, net	1,134,199	1,059,169	—	—	1,059,169
Accrued interest receivable	4,948	4,948	—	4,948
Mortgage servicing rights	1,693	2,021	—	—	2,021

Financial liabilities:
Interest-bearing deposits	$1,064,852	$1,063,047	$—	$705,836	$357,211
Noninterest-bearing deposits	273,783	273,783	—	273,783	—
Short-term borrowings	27,682	27,682	—	27,682	—
Long-term borrowings	50,384	50,201	—	—	50,201
Accrued interest payable	1,864	1,864	—	1,864	—

	December 31, 2024
(In Thousands)	Carrying Amount	Fair Value	Level I	Level II	Level III
Financial assets:
Cash and cash equivalents	$17,380	$17,380	$17,380	$—	$—
Restricted investment in bank stocks, at cost	7,095	7,095	—	7,095	—
Loans, net	1,116,079	1,042,090	—	—	1,042,090
Accrued interest receivable	4,850	4,850	—	4,850
Mortgage servicing rights	1,756	2,041	—	—	2,041

Financial liabilities:
Interest-bearing deposits	$1,032,729	$1,031,198	$—	$684,022	$347,176
Noninterest-bearing deposits	259,700	259,700	—	259,700	—
Short-term borrowings	68,388	68,388	—	68,388	—
Long-term borrowings	55,536	55,032	—	—	55,032
Accrued interest payable	1,857	1,857	—	1,857	—

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

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, represents an overview of the financial condition and results of operations of the Corporation and should be read in conjunction with the more detailed and comprehensive disclosures included in the Annual Report on Form 10-K for the year ended December 31, 2024. In addition, please read this section in conjunction with the unaudited consolidated financial statements and notes to the unaudited consolidated financial statements contained in Item 1, “Financial Statements” of Part I to this Quarterly Report on Form 10-Q.

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

CAUTIONARY STATEMENT

Certain statements in this section and elsewhere in this Quarterly Report on Form 10-Q, other periodic reports filed by us under the Securities Exchange Act of 1934, as amended, and any other written or oral statements made by or on behalf of us may include “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 which reflect our current views with respect to future events and financial performance. Such forward looking statements are based on general assumptions and are subject to various risks, uncertainties, and other factors that may cause actual results to differ materially from the views, beliefs and projections expressed in such statements. These risks, uncertainties and other factors include, but are not limited to:

●	Our business and financial results are affected by business and economic conditions, both generally and specifically in the mostly North Central Pennsylvania market in which we operate.

●	Changes in interest rates and valuations in the debt, equity and other financial markets.

●	Disruptions in the liquidity and other functioning of financial markets, including such disruptions in the market for real estate and other assets commonly securing financial products.

●	Actions by the Federal Reserve Board and other government agencies, including those that impact money supply and market interest rates.

●	Changes in our customers’ and suppliers’ performance in general and their creditworthiness in particular.

●	Changes in customer preferences and behavior, whether as a result of changing business and economic conditions or other factors.

●	A continuation of recent turbulence in significant segments of the United States and global financial markets, particularly if it worsens, could impact our performance, both directly by affecting our revenues and the value of our assets and liabilities and indirectly by affecting our customers and suppliers and the economy generally.

●	Our business and financial performance could be impacted as the financial industry restructures in the current environment by changes in the competitive landscape.

●	Given current economic and financial market conditions, our forward-looking statements are subject to the risk that these conditions will be substantially different than we are currently expecting.

●	Legal and regulatory developments could have an impact on our ability to operate our businesses or our financial condition or results of operations or our competitive position or reputation. Reputational impacts, in turn, could affect matters such as business generation and retention, our ability to attract and retain management, liquidity and funding. These legal and regulatory developments could include: (a) the unfavorable resolution of legal proceedings or regulatory and other governmental inquiries; (b) increased litigation risk from recent regulatory and other governmental developments; (c) the results of the regulatory examination process, and regulators’ future use of supervisory and enforcement tools; (d) legislative and regulatory reforms, including changes to laws and regulations involving tax, pension, education and mortgage lending, the protection of confidential customer information, and other aspects of the financial institution industry; (e) the potential impact of new broad-based tariffs which may cause economic uncertainty and in turn influence profitability and asset quality; and (f) changes in accounting policies and principles.

●	Our business and operating results are affected by our ability to identify and effectively manage risks inherent in our businesses, including, where appropriate, through the effective use of third-party insurance and capital management techniques.

●	Our ability to anticipate and respond to technological changes can have an impact on our ability to respond to customer needs and to meet competitive demands.

●	Our ability to implement our business initiatives and strategies could affect our financial performance over the next several years.

●	Competition can have an impact on customer acquisition, growth and retention, as well as on our credit spreads and product pricing, which can affect market share, deposits and revenues.

●	Our business and operating results can also be affected by widespread natural disasters, terrorist activities or international hostilities, either as a result of the impact on the economy and capital and other financial markets generally or on us or on our customers and suppliers.

The words “believe,” “expect,” “anticipate,” “project” and similar expressions signify forward looking statements. Readers are cautioned not to place undue reliance on any forward looking statements made by or on behalf of us. Any such statement speaks only as of the date the statement was made. We undertake no obligation to update or revise any forward looking statements.

The following discussion and analysis should be read in conjunction with the detailed information and consolidated financial statements, including notes thereto, included elsewhere in this report. Our consolidated financial condition and results of operations are essentially those of our subsidiary, Journey Bank. Therefore, the analysis that follows is directed to the performance of the Bank.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Corporation’s financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and conform to general practices within the banking industry. In the preparation of its financial statements, the Corporation is required to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses as well as the disclosure of contingent assets and liabilities. Actual results could differ from those estimates. The Corporation’s critical accounting policies are fundamental to understanding this MD&A and are more fully described in Note 1 (“Summary of Significant Accounting Policies”) within the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

Allowance for Credit Losses (ACL) – Loans

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 326, Financial Instruments – Credit Losses, provides guidance on the accounting for credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. ASC 326 requires consideration of a broad range of reasonable and supportable information to form credit loss estimates in an effort to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit. Commonly referred to as Current Expected Credit Losses (“CECL”), requires a financial asset (or a group of financial assets) to be measured at an amortized cost basis and presented at the net amount expected to be collected. ASC 326 affects financial assets and net investment in leases that are not accounted for at fair value through net income, including such financial assets as loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash.

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

Although the Corporation’s management uses the best information available, the level of the ACL remains an estimate which is subject to significant judgment and short-term change which could have a significant impact on the Corporation’s financial condition or results of operations. From January 1, 2025 to March 31, 2025, the level of the ACL increased from $9.9 million to $10.0 million and the ACL to total loans decreased from 0.88% to 0.87%. The Corporation’s ACL is highly sensitive to the methods, assumptions and estimates underlying its calculation. See Note 3 “Loans and Allowance for Credit Losses” within the Corporation’s Notes to the Unaudited Consolidated Financial Statements which are included in Part I of this Quarterly Report on Form 10-Q for additional qualitative and quantitative information about the Corporation’s ACL.

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

FINANCIAL CONDITION

Total assets at March 31, 2025, were $1.602 billion, an increase of $6.4 million, or 0.4% from $1.596 billion at December 31, 2024. The change in total assets primarily reflected increases in cash and cash equivalents and loans receivable, partially offset by a decrease in available-for-sale debt securities. Cash and cash equivalents increased $6.4 million and gross loans receivable increased $18.2 million. Available-for-sale debt securities decreased $15.8 million. Total liabilities at March 31, 2025, were $1.431 billion, an increase of $1.4 million, or 0.1% from $1.430 billion at December 31, 2024. Deposit balances increased by $46.2 million, short-term borrowings decreased $40.7 million and long-term borrowings decreased $5.2 million since December 31, 2024.

Total average assets increased 0.7% from $1.590 billion for the three months ended March 31, 2024, to $1.601 billion for the three months ended March 31, 2025. Average earning assets were $1.499 billion for the three months ended March 31, 2025 and $1.493 billion for the three months ended March 31, 2024. Average interest-bearing liabilities were $1.154 billion for the three months ended March 31, 2025 and $1.171 billion for the three months ended March 31, 2024.

Cash and cash equivalents increased $6.4 million or 36.7% from $17.4 million at December 31, 2024 to $23.8 million at March 31, 2025. This increase is primarily related to increased correspondent bank balances resulting from cash flows from available-for-sale debt securities during the three months ended March 31, 2025.

Gross loans receivable not held for sale increased $18.2 million or 1.6% to $1.144 billion at March 31, 2025 from $1.126 billion at December 31, 2024. This increase is related to strong loan demand during the three months ended March 31, 2025.

Available-for-sale debt securities decreased $15.8 million to $307.5 million at March 31, 2025 from $323.2 million at December 31, 2024. The Corporation received proceeds from paydowns, calls and maturities of available-for-sale debt securities of $18.8 million during the three months ended March 31, 2025. Partially offsetting this activity was an increase in fair value of available-for-sale debt securities of $2.8 million for the three months ended March 31, 2025.

Interest-bearing deposits increased $32.1 million to $1.065 billion at March 31, 2025 from $1.033 billion at December 31, 2024. Noninterest-bearing deposits increased 5.4% from $259.7 million at December 31, 2024 to $273.8 million at March 31, 2025. The increase in total deposits during the three months ended March 31, 2025 was a result of strong organic deposit growth in combination with a strategic initiative to reposition customer repurchase agreements, which are classified as short-term borrowings, into core deposit accounts.

Short-term borrowings decreased $40.7 million to $27.7 million at March 31, 2025 from $68.4 million at December 31, 2024. This change was primarily related to the migration of customer repurchase agreements described above as well as a paydown in short-term FHLB borrowings during the three months ended March 31, 2025.

Long-term borrowings were $50.4 million at March 31, 2025 compared to $55.5 million at December 31, 2024. This decrease is primarily related to $5.2 million in repayments on long-term borrowings during the three months ended March 31, 2025.

Total stockholder’s equity increased by $5.0 million, or 3.0%, from $166.4 million at December 31, 2024, to $171.4 million at March 31, 2025. This increase is primarily attributable to earnings, net of cash dividends, along with a decrease in accumulated other comprehensive loss due to changes in the fair values of available-for-sale debt securities. Accumulated other comprehensive loss amounted to $11.7 million as of March 31, 2025 and $13.9 million as of December 31, 2024.

The loan-to-deposit ratio is a key measurement of liquidity. Our loan-to-deposit ratio decreased from 86.4% as of December 31, 2024 to 84.7% as of March 31, 2025 due to the asset/liability mix changes noted above, and remains within internal policy limits.

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

Securities

The Corporation’s investment securities portfolio provides a source of liquidity needed to meet expected loan demand and interest income to increase profitability. Additionally, the investment securities portfolio is used to meet pledging requirements to secure public deposits, customer repurchase agreements and for other purposes. Debt securities are classified as either available-for-sale or held-to-maturity at the time of purchase based on management’s intent. Available-for-sale securities are carried at fair value, with unrealized holding gains and losses reported as a component of stockholders’ equity in accumulated other comprehensive income (loss), net of tax, while held-to-maturity securities are carried at amortized cost. At March 31, 2025 and December 31, 2024, all debt securities were classified as available-for-sale. Equity securities with readily determinable fair values are carried at fair value, with gains and losses due to fluctuations in market value included in the Consolidated Statements of Income. Securities with limited marketability and/or restrictions, such as FHLB of Pittsburgh stock, are carried at cost. Decisions to purchase or sell investment securities are based upon management’s current assessment of long- and short-term economic and financial conditions, including the interest rate environment and asset/liability management, liquidity and tax-planning strategies.

At March 31, 2025, the investment portfolio was comprised principally of available-for-sale debt securities including, fixed-rate, taxable and tax-exempt obligations of state and political subdivisions and fixed-rate and floating-rate securities issued by U.S. government or U.S. government-sponsored agencies, which include agencies, mortgage-backed securities and collateralized mortgage obligations, or CMOs. Additionally, the Corporation holds equity investments in the stock of certain publicly traded bank holding companies. Except for U.S. government and government-sponsored agencies, there were no securities of any individual issuer that exceeded 10.0% of stockholders’ equity as of March 31, 2025.

The majority of the Corporation’s debt securities are fixed-rate instruments and inherently subject to interest rate risk, as the value of fixed-rate securities fluctuates with changes in interest rates. Generally, a security’s value reacts inversely with changes in interest rates. Available-for-sale securities are carried at fair value, with unrealized gains or losses reported in the accumulated other comprehensive income or loss component of stockholder’s equity, net of deferred income taxes. At March 31, 2025, the Corporation reported a net unrealized loss, included in accumulated other comprehensive loss, of $11.7 million, net of deferred income taxes of $3.1 million, a decrease of $2.2 million compared to the net unrealized holding loss of $13.9 million, net of deferred income taxes of $3.7 million, at December 31, 2024. Any future changes in interest rates could result in changes in the fair value of the Corporation’s securities portfolio and capital position. However, accumulated other comprehensive income and loss related to available-for-sale debt securities is excluded from regulatory capital and does not have an impact on the Corporation’s regulatory capital ratios.

The following table presents the carrying value of available-for-sale debt securities, at fair value at March 31, 2025 and December 31, 2024:

	March 31, 2025		December 31, 2024
	Amortized	Fair	Amortized	Fair
(In Thousands)	Cost	Value	Cost	Value
AVAILABLE-FOR-SALE DEBT SECURITIES:
Obligation of U.S.Government Corporations and Agencies:
Mortgage-backed	$124,633	$112,412	$128,631	$113,707
Collateralized mortgage obligations	6,515	6,923	6,752	7,046
Other	109,500	106,619	123,500	119,454
Obligations of state and political subdivisions	81,363	81,222	81,680	82,762
Other debt securites	276	283	274	279
Total available-for-sale debt securities	$322,287	$307,459	$340,837	$323,248

Aggregate Unrealized Loss		$(14,828)		$(17,589)
Aggregate Unrealized Loss as a % of Amortized Cost		(4.6%)		(5.2%)

The following table presents the weighted-average yields on available-for-sale debt securities by major category and maturity period at March 31, 2025. Yields are calculated on the basis of the amortized cost and weighted for the scheduled maturity of each security. Because mortgage-backed securities and collateralized mortgage obligations are not due at a single maturity date, they are not included in the maturity categories in the following summary.

	Within		One-		Five-		After
	One		Five		Ten		Ten
(Dollars In Thousands)	Year	Yield	Years	Yield	Years	Yield	Years	Yield	Total	Yield
AVAILABLE-FOR-SALE DEBT SECURITIES:
Obligation of U.S.Government Corporations and Agencies:
Other	$48,000	0.81%	$61,500	1.32%	$—	—	$—	—	$109,500	1.10%
Obligations of state and political subdivisions	1,335	5.03%	5,786	3.82%	29,409	4.15%	44,833	4.67%	81,363	4.43%
Other debt securities	99	5.24%	89	5.78%	88	5.00%	—	—	276	5.34%
Sub-total	$49,434	1.12%	$67,375	1.67%	$29,497	4.44%	$44,833	4.67%	$191,139	2.66%

Mortgage-backed securities									124,633	2.12%
Collateralized mortgage obligations									6,515	4.83%
Total									$322,287	2.41%

Marketable Equity Securities

At March 31, 2025 and and December 31, 2024, the Corporation held $1.3 and $1.4 million, respectively, in equity securities recorded at fair value. The following is a summary of unrealized and realized gains and losses recognized in net income on equity securities during the three months ended March 31, 2025 and 2024:

	For the Three Months
	Ended March 31,
(In Thousands)	2025	2024
Net losses recognized during the period on marketable equity securities	$(34)	$(117)

Less: Net losses recognized during the period on marketable equity securities sold during the period	—	—

Unrealized losses recognized during the period on marketable equity securities still held at the reporting date	$(34)	$(117)

See Note 2 within the Corporation’s Notes to the Unaudited Consolidated Financial Statements which are included in this Quarterly Report on Form 10-Q for more information regarding Corporation’s investment portfolio as of March 31, 2025.

Loans

Gross loans receivable increased 1.6% from $1.126 billion at December 31, 2024 to $1.144 billion at March 31, 2025. The percentage distribution in the loan portfolio is shown in the tables below:

	March 31, 2025		December 31, 2024
(In Thousands)	Amount	%	Amount	%
Commercial and industrial	$93,932	8.2%	$93,445	8.3%
Commercial real estate:
Commercial mortgages	332,339	29.0%	325,882	28.9%
Student housing	45,538	4.0%	45,808	4.1%
Residential real estate	651,539	56.9%	638,952	56.7%
Consumer and other	20,836	1.8%	21,850	1.9%
Gross loans	$1,144,184	100.0%	$1,125,937	100.0%

Loan concentrations are considered to exist when there are amounts loaned to a number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. Our lending activity is heavily concentrated in the geographic market areas we serve. This geographic concentration subjects our loan portfolio to the general economic conditions within the state. The risks created by this concentration have been considered by management and are monitored on an ongoing basis. As of March 31, 2025 and December 31, 2024, there were no concentrations of loans exceeding 10% of total loans other than the categories of loans disclosed in the table above. We believe our loan portfolio is diversified relative to industry concentrations across the various loan portfolio categories.

Banking regulators have established guidelines of less than 100% of tier 1 capital plus allowance for credit losses in construction lending and less than 300% of tier 1 capital plus allowance for credit losses in commercial real estate lending that management monitors as part of the risk management process. The construction concentration ratio is a percentage of the outstanding construction and land development loans to total tier 1 capital plus allowance for credit losses. The commercial real estate concentration ratio is a percentage of the outstanding balance of non-owner occupied commercial real estate, multifamily, and construction and land development loans to tier 1 capital plus allowance for credit losses. At March 31, 2025 and December 31, 2024, the Bank’s exposure to commercial real estate was well below these guidelines.

As of March 31, 2025, commercial real estate loans totaled $377.9 million or 33.0% of total gross loans. Of this amount commercial mortgage loans represented $332.4 million or 29.0% of total gross loans and student housing loans represented $45.5 million or 4.0% of total gross loans. The following table presents the distribution of commercial mortgage loans and related percentage of the total loan portfolio as of March 31, 2025 and December 31, 2024:

	March 31, 2025		December 31, 2024
(In Thousands)	Amount	%	Amount	%
Commercial mortgages:
Commercial construction	$24,123	2.1%	$24,664	2.2%
Multifamily	73,784	6.4%	74,463	6.5%
Owner occupied nonfarm nonresidential	106,743	9.3%	101,697	8.9%
Non-owner occupied nonfarm nonresidential	88,043	7.7%	83,882	7.3%
Other commercial	39,646	3.5%	41,176	3.6%
Total commercial mortgages	$332,339	29.0%	$325,882	28.5%

The following table presents the maturity distribution and interest rate information of the loan portfolio by major category as of March 31, 2025:

	As of March 31, 2025

	Fixed-Rate Loans					Variable- or Adjustable-Rate Loans					All Loans
	1 Year	1-5	5-15	>15		1 Year	1-5	5-15	>15
(In Thousands)	or Less	Years	Years	Years	Total	or Less	Years	Years	Years	Total	Total
Commercial and industrial	$5,087	$20,471	$14,281	$48	$39,887	$13,162	$3,101	$23,104	$14,678	$54,045	$93,932
Commercial real estate:
Commercial mortgages	3,681	3,136	16,126	11,873	34,816	13,146	8,216	67,439	208,722	297,523	332,339
Student housing	1,592	—	2,055	—	3,647	1,609	4,599	16,372	19,311	41,891	45,538
Residential real estate	6,416	9,033	60,298	42,568	118,315	14,543	4,537	50,893	463,251	533,224	651,539
Consumer and other	1,302	6,118	2,452	500	10,372	49	247	3,331	6,837	10,464	20,836
Total	$18,078	$38,758	$95,212	$54,989	$207,037	$42,509	$20,700	$161,139	$712,799	$937,147	$1,144,184

See Note 3 within the Corporation’s Notes to the Unaudited Consolidated Financial Statements which are included in this Quarterly Report on Form 10-Q for more information regarding the Corporation’s loan portfolio as of March 31, 2025.

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

The following table presents information about non-performing assets, as of March 31, 2025 and December 31, 2024:

Non-performing Assets

	March 31,	December 31,
(dollars in thousands)	2025	2024
Non-accrual loans	$12,230	$10,047
Loans past due 90 days or more and still accruing	—	—
Total non-performing loans	12,230	10,047
Foreclosed assets held for sale	70	70
Total non-performing assets	$12,300	$10,117

Non-performing loans as a percentage of total loans, gross	1.07%	0.94%
Non-performing assets as a percentage of total assets	0.77%	0.63%
Allowance for credit losses as a percentange of total loans, gross	0.87%	0.88%
Allowance for credit losses to non-performing assets	81.18%	97.44%

Total non-performing assets amounted to $12,300,000, or 0.77% of total assets at March 31, 2025, as compared to $10,117,000, or 0.63% of total assets at December 31, 2024. For the three months ended March 31, 2025, the Corporation experienced increases in non-accrual loans in all major loan classifications, however, the most significant increases were in commercial and industrial and commercial real estate loans which increased $477,000 and $1,636,000, respectively.

Residential real estate non-accrual loans are generally related to a homogenous population of well secured loans collateralized by 1-4 family residential properties. With respect to commercial and industrial and commercial real estate non-accrual loans, the Corporation has experienced a limited number of large commercial relationships that have required significant monitoring and workout efforts. As a result, these relationships may significantly impact the total amount of allowance required on individual loans and may significantly impact the provision for credit losses and the amount of total charge-offs reported in any one period.

Management believes it has been conservative in its decisions concerning identification of loans requiring individual evaluation for credit loss, estimates of loss, and nonaccrual status; however, the actual losses realized from these relationships could vary materially from the allowances calculated as of March 31, 2025. Management continues to closely monitor its loan relationships for credit losses and will adjust its estimates of loss and decisions concerning nonaccrual status, if appropriate.

Allowance for Credit Losses

The allowance for credit losses was $10.0 million at March 31, 2025, compared to $9.9 million at December 31, 2024. The allowance equaled 0.87% of total loans, net of unearned fees and costs and unamortized fair value adjustments, at March 31, 2025 as compared to 0.88% of total loans at December 31, 2024. The allowance for credit losses is analyzed quarterly and reviewed by the Corporation’s Board of Directors. Regular loan meetings with the Corporation’s Board of Directors reviewed new loans over specified thresholds. Delinquent loans, loan exceptions and certain large loans are addressed by the full Board no less than monthly to determine compliance with policies.

The following tables present the allocation of the allowance for credit losses as of March 31, 2025 and December 31, 2024:

	March 31, 2025			December 31, 2024
(dollars in thousands)	Allowance for Credit Losses	Percent of Allowance	Percent of Loans to Gross Loans	Allowance for Credit Losses	Percent of Allowance	Percent of Loans to Gross Loans
Commercial and industrial	$1,402	14.0%	8.2%	$931	9.4%	8.3%
Commercial real estate	6,409	64.2%	33.0%	6,869	69.7%	33.0%
Residential real estate	2,014	20.2%	56.9%	1,850	18.8%	56.7%
Consumer and other	160	1.6%	1.8%	208	2.1%	1.9%
Total	$9,985	100.0%	100.0%	$9,858	100.0%	100.0%

See Note 3 within the Corporation’s Notes to the Unaudited Consolidated Financial Statements which are included in this Quarterly Report on Form 10-Q for more information regarding the Corporation’s allowance for credit losses as of March 31, 2025.

Deposits

Deposits are the primary source of funds for the Corporation’s lending and investing activities. The Corporation provides a range of deposit services to businesses and individuals, including noninterest-bearing checking accounts, interest-bearing checking accounts, savings accounts, money market accounts and time deposits. These accounts generally earn interest at rates the Corporation establishes based on market factors and the anticipated amount and timing of funding needs. The establishment or continuity of a core deposit relationship can be a factor in loan pricing decisions. While the Corporation’s primary focus is on establishing customer relationships to attract core deposits, at times, the Corporation may use brokered deposits and other wholesale deposits to supplement its funding sources. As of March 31, 2025, the Corporation held no brokered deposits.

The following tables summarize the average balances outstanding and average interest rates for each major category of deposits for three months ended March 31, 2025 and 2024, respectively:

	For the Three Months Ended
	March 31, 2025		March 31, 2024
	Average	Average	Average	Average	Balance Change
	Balance	Rate	Balance	Rate	Amount	%
(In Thousands)
Non-interest bearing	$264,414	—%	$254,129	—%	$10,285	4.0%
Savings	193,633	0.03	203,003	0.03	(9,370)	(4.6)
Interest-bearing demand deposits	393,666	2.20	257,791	1.25	135,875	52.7
Money market deposits	103,600	1.84	104,095	1.87	(495)	(0.5)
Time deposits	354,636	3.64	333,875	3.99	20,761	6.2
Total deposits	$1,309,949	1.80%	$1,152,893	1.61%	$157,056	13.6%

The Corporation believes its deposit product offerings are properly structured to attract and retain core low-cost deposit relationships. The average cost of interest-bearing deposits for the three months ended March 31, 2025 and 2024, was 2.25% and 2.06%, respectively.

At March 31, 2025, estimated uninsured deposits, or the portion of deposit accounts which exceeded the Federal Deposit Corporation insurance limit, totaled $350.9 million. Of this amount, $131.0 million was collateralized by securities pledged by the Corporation or letters of credit issued through the Federal Home Loan Bank of Pittsburgh. Time deposits of $250,000 or more totaled approximately $104.4 million at March 31, 2025.

See Note 4 within the Corporation’s Notes to the Unaudited Consolidated Financial Statements which are included in this Quarterly Report on Form 10-Q for more information regarding the Corporation’s deposits as of March 31, 2025.

Borrowings

Short-term borrowings consist primarily of securities sold under agreements to repurchase and periodic overnight or short-term Federal Home Loan Bank advances. Average short-term borrowings amounted to 4.7% and 17.3% of total interest-bearing liabilities for the three months ended March 31, 2025 and 2024, respectively. This change was primarily related to the migration of customer repurchase agreements as well as a paydown in short-term FHLB borrowings during 2024 and 2025.

Long-term borrowings consist of advances due to the FHLB - Pittsburgh. Under terms of a blanket agreement, the loans are secured by certain qualifying assets of the Bank which consist principally of first mortgage loans. The carrying value of these collateralized items was $825.9 million at March 31, 2025. The Bank has lines of credit with the Federal Reserve Bank Discount Window, FHLB – Pittsburgh, and Atlantic Community Bankers Bank in the aggregate amount of $591.0 million at March 31, 2025. The unused portion of these lines of credit was $517.0 million at March 31, 2025.

See Note 5 within the Corporation’s Notes to the Unaudited Consolidated Financial Statements which are included in this Quarterly Report on Form 10-Q for more information regarding the Corporation’s borrowings as of March 31, 2025.

Capital Resources

Management believes, as of March 31, 2025, that Journey Bank meets all capital adequacy requirements to which it is subject. Management annually performs stress testing on its regulatory capital levels and expects Journey Bank to maintain capital levels that exceed the regulatory standards for well-capitalized institutions for the next 12 months and for the foreseeable future.

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

The following table reflects the Bank’s actual capital amounts and ratios at March 31, 2025 and December 31, 2024:

	Journey Bank		Minimum Required For Capital Adequacy Purposes	Minimum Required For Capital Adequacy Purposes with Conservation Buffer	Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations
(Dollars in Thousands)	Amount	Ratio	Ratio	Ratio	Ratio
March 31, 2025
Total capital (to risk-weighted assets)	$156,359	16.13%	8.00%	10.50%	10.00%

Tier I capital (to risk-weighted assets)	146,662	15.13%	6.00%	8.50%	8.00%

Tier I common equity (to risk-weighted assets)	146,662	15.13%	4.50%	7.00%	6.50%

Tier I capital (to average assets)	146,662	9.30%	4.00%	4.00%	5.00%

Total risk-weighted assets	969,511

Total average assets	1,577,808

	Journey Bank		Minimum Required For Capital Adequacy Purposes	Minimum Required For Capital Adequacy Purposes with Conservation Buffer	Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations
(Dollars in Thousands)	Amount	Ratio	Ratio	Ratio	Ratio
December 31, 2024
Total capital (to risk-weighted assets)	$152,703	16.03%	8.00%	10.50%	10.00%

Tier I capital (to risk-weighted assets)	143,417	15.06%	6.00%	8.50%	8.00%

Tier I common equity (to risk-weighted assets)	143,417	15.06%	4.50%	7.00%	6.50%

Tier I capital (to average assets)	143,417	9.10%	4.00%	4.00%	5.00%

Total risk-weighted assets	952,452

Total average assets	1,576,746

RESULTS OF OPERATIONS

Net income for the three months ended March 31, 2025 amounted to $4.3 million, or $1.23 per share, an increase of $0.3 million compared to $4.0 million, or $1.13 per share for the three months ended March 31, 2024. The increase in net income for the three months ended March 31, 2025, compared to the same period in 2024, was primarily attributable to a significant increase in net interest income partially offset by an increase in non-interest expense.

Net interest income increased $1.9 million, or 16.2% to $13.9 million for the three months ended March 31, 2025, from $11.9 million for the same period in 2024. Non-interest income was $2.4 million for the three months ended March 31, 2025, a decrease of $0.1 million, or 3.4%, from $2.5 million for the same period in 2024, which primarily related to increases in service charges and fees, along with decreases in losses on marketable equity securities and other non-interest income. Non-interest expense was $11.1 million for the three months ended March 31, 2025, an increase of $1.4 million, or 15.0%, from $9.6 million for the same period in 2024, which was primarily related to increases in salaries and employee benefits expenses.

The annualized return on average assets was 1.10% for the three months ended March 31, 2025, compared to 1.02% for the same period in 2024. The annualized return on average equity was 10.33% for the three months ended March 31, 2025, compared to 10.52% for the same period in 2024. The Corporation declared and paid dividends to holders of common stock of $0.45 per share during the three months ended March 31, 2025 and $0.44 per share for the same period in 2024.

Net Interest Income

Net interest income is the difference between (i) interest income, interest and fees on interest-earning assets, and (ii) interest expense, interest paid on deposits and borrowed funds. Net interest income represents the largest component of the Corporation’s operating income and, as such, is the primary determinant of profitability. Net interest income is impacted by variations in the volume, rate and composition of earning assets and interest-bearing liabilities, changes in general market interest rates and the level of non-performing assets. Interest income is shown on a fully tax-equivalent basis using the corporate statutory tax rate of 21.0% in 2025 and 2024.

Tax-equivalent net interest income increased $2.0 million, or 16.0%, to $14.2 million for the three months ended March 31, 2025 compared to $12.2 million for the same period in 2024. The increase in tax-equivalent net interest income was due to an increase in tax-equivalent interest income reflecting higher earning asset volumes and yields, along with a decrease in interest expense which resulted primarily from a significant decrease in average borrowings coupled with a decrease in the average rate paid on total interest-bearing liablities. Tax-equivalent net interest margin, a key measurement used in the banking industry to measure income from earning assets relative to the cost to fund those assets, is calculated by dividing tax-equivalent net interest income by average interest-earning assets. The Corporation’s tax-equivalent net interest margin increased 51 basis points to 3.83% for the three months ended March 31, 2025 compared to 3.32% for the same period of 2024, which was largely caused by increases in yields on earning assets along with a decrease in total in cost of funds. Additionally, interest rate spread, the difference between the average yield on interest-earning assets, shown on a fully tax-equivalent basis, and the average cost of interest-bearing liabilities, increased 57 basis points to 3.27% for the three months ended March 31, 2025 compared to 2.70% for the same period in 2024.

Tax-equivalent interest income increased $1.0 million, or 4.8%, to $21.1 million for the three months ended March 31, 2025 from $20.2 million for the same period in 2024, which was largely caused by growth in average earning assets, coupled with an increase in the tax-equivalent yield on average earning assets. Average earning assets increased $6.0 million, or 0.4%, to $1.499 billion for the three months ended March 31, 2025 from $1.493 billion for the same period in 2024, resulting in a corresponding increase to tax-equivalent interest income of $0.6 million. Specifically, average loans increased $51.4 million, or 4.7%, to $1.107 billion for the three months ended March 31, 2025 from $1.098 billion for the same period in 2024, which reflected strong organic loan growth. Taxable investment securities averaged $266.9 million for the three months ended March 31, 2025, a decrease of $44.2 million, or 14.2%, compared to $311.1 million for the same period in 2024, and tax-exempt securities averaged $79.1 million for the three months ended March 31, 2025, an increase of $0.4 million, or 0.52%, compared to $78.7 million for the same period in 2024, which contributed to a net decrease of $0.2 million in tax-equivalent interest income. The tax-equivalent yield on earning assets increased 29 basis points to 5.72% for the three months ended March 31, 2025 from 5.43% for the same period in 2024, which resulted in a corresponding increase in tax-equivalent interest income of $0.4 million. The Corporation’s tax-equivalent yield on loans increased 15 basis points to 6.63% for the three months ended March 31, 2025 compared to 6.48% for the same period in 2024, resulting in a corresponding increase in tax-equivalent interest income of $0.3 million, due primarily to the continued repricing of existing variable rate loans in the Corporation’s portfolio. Meanwhile, the tax-equivalent yield on investment securities increased 24 basis points to 2.73% for the three months ended March 31, 2025 from 2.48% for the same period in 2024 and caused a corresponding increase to tax-equivalent interest income of $0.1 million.

Interest expense decreased $1.0 million, or 12.3%, to $7.0 million for the three months ended March 31, 2025 from $8.0 million for the same period in 2024, which was primarily from a significant decrease in average borrowings, coupled with a lower overall cost of funds. Average borrowed funds, which is largely comprised of customer repurchase agreements and FHLB of Pittsburgh advances, averaged $108.0 million for the three months ended March 31, 2025, a decrease of $164.4 million from $272.5 million for the same period in 2024. Lower volumes of average borrowed funds resulted in a corresponding decrease in interest expense of $2.0 million. Total average interest-bearing deposits increased $146.8 million, or 16.3%, to $1.046 billion for the three months ended March 31, 2025, compared to $898.8 million for the same period in 2024, which resulted in a corresponding increase in interest expense of $0.6 million. For the three months ended March 31, 2025, the Corporation’s cost of funds decreased 28 basis points to 2.45% from 2.73% for the same period in 2024. The average rate paid on total borrowings decreased 53 basis points to 4.40% for the three months ended March 31, 2025 from 4.93% for the same period in 2024, which resulted in a corresponding decrease in interest expense of $0.2 million. The average rate paid on total interest-bearing deposits increased 19 basis points to 2.25% for the three months ended March 31, 2025 from 2.06% for the same period in 2024, which resulted in a corresponding increase in interest expense of $0.6 million.

The following Average Balance Sheet and Rate Analysis tables presents the average assets, actual income or expense and the average yield on assets, liabilities and stockholders’ equity for the three months ended March 31, 2025 and 2024.

AVERAGE BALANCE SHEET AND RATE ANALYSIS

THREE MONTHS ENDED MARCH 31,

	2025			2024
(In Thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS:	(1)			(1)
Tax-exempt loans	$42,842	$498	4.71%	$41,144	$439	4.29%
All other loans	1,106,657	18,284	6.70%	1,057,005	17,256	6.57%
Total loans(2)(3)(4)	1,149,499	18,782	6.63%	1,098,149	17,695	6.48%

Taxable securities	266,891	1,265	1.92%	311,078	1,384	1.79%
Tax-exempt securitites(3)	79,073	1,064	5.46%	78,666	1,024	5.24%
Total securities	345,964	2,329	2.73%	389,744	2,408	2.48%

Interest-bearing deposits in other banks	3,568	34	3.86%	5,106	66	5.20%

Total interest-earning assets	1,499,031	21,145	5.72%	1,492,999	20,169	5.43%

Other assets	102,340			97,327

TOTAL ASSETS	$1,601,371			$1,590,326

LIABILITIES:
Savings	$193,633	14	0.03%	$203,003	16	0.03%
Now deposits	393,666	2,139	2.20%	257,791	800	1.25%
Money market deposits	103,600	469	1.84%	104,095	485	1.87%
Time deposits	354,636	3,179	3.64%	333,875	3,309	3.99%
Total interest-bearing deposits	1,045,535	5,801	2.25%	898,764	4,610	2.06%

Short-term borrowings	54,210	543	4.06%	202,653	2,497	4.96%
Long-term borrowings	53,769	629	4.74%	69,882	847	4.87%
Total borrowings	107,979	1,172	4.40%	272,535	3,344	4.93%

Total interest-bearing liabilities	1,153,514	6,973	2.45%	1,171,299	7,954	2.73%

Noninterest-bearing deposits	264,414			254,129
Other liabilities	12,801			10,585
Stockholders’ equity	170,642			154,313
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,601,371			$1,590,326

Interest rate spread(6)			3.27%			2.70%
Net interest income/margin(5)		$14,172	3.83%		$12,215	3.32%

(1)	Average volume information was compared using daily averages for interest-earning and bearing accounts.
(2)	Interest on loans includes loan fee income.
(3)	Tax exempt interest revenue is shown on a tax-equivalent basis using a statutory federal income tax rate of 21 percent for 2025 and 2024.
(4)	Nonaccrual loans have been included with loans for the purpose of analyzing net interest earnings.
(5)	Net interest margin is computed by dividing annualized tax-equivalent net interest income by total interest earning assets.
(6)	Interest rate spread represents the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.

Reconcilement of Taxable Equivalent Net Interest Income
	For the Three Months Ended March 31,
	2025	2024
(In Thousands)
Total interest income	$20,841	$19,889
Total interest expense	6,973	7,954

Net interest income	13,868	11,935
Tax equivalent adjustment	304	280

Net interest income
(fully taxable equivalent)	$14,172	$12,215

Rate/Volume Analysis

To enhance the understanding of the effects of volumes (the average balance of earning assets and costing liabilities) and average interest rate fluctuations on the Consolidated Balance Sheets as it pertains to net interest income, the table below reflects these changes for the three months ended March 31, 2025 versus March 31, 2024:

	Three Months Ended March 31,
	2025 vs 2024
	Increase (Decrease)
	Due to
(In Thousands)	Volume	Rate	Net
Interest income:
Loans, tax-exempt	$18	$41	$59
Loans	804	224	1,028
Taxable investment securities	(195)	76	(119)
Tax-exempt investment securities	5	35	40
Interest bearing deposits	(20)	(12)	(32)
Total interest-earning assets	612	364	976

Interest expense:
Savings	(1)	(1)	(2)
NOW deposits	418	921	1,339
Money market deposits	(2)	(14)	(16)
Time deposits	204	(334)	(130)
Short-term borrowings	(1,814)	(140)	(1,954)
Long-term borrowings, FHLB	(194)	(24)	(218)
Total interest-bearing liabilities	(1,389)	408	(981)
Change in net interest income	$2,001	$(44)	$1,957

Provision for Credit Losses - Loans

For the three months ended March 31, 2025, the Corporation recorded a $110,000 provision for credit losses on loans compared to $101,000 for the same period in 2024. The provision amounts for the three months ended March 31, 2025 and 2024 primarily reflect an increase in volume in the loan portfolio, increases in non-accrual loans which impacted probability of default calculations and changes in qualitative factors related to the nature of the loan portfolio, volume and severity of past due loans, loan grade migration, changes in lending staff, changes in lending policies and procedures, and forecasted economic conditions.

See Note 3 within the Corporation’s Notes to the Unaudited Consolidated Financial Statements which are included in this Quarterly Report on Form 10-Q for more information regarding the Corporation’s allowance for credit losses as of March 31, 2025.

Non-interest Income

Total non-interest income decreased $87,000 to $2,445,000 for the three months ended March 31, 2025, compared to $2,532,000 for the same period of 2024. Service charges and fees increased $107,000 due primarily to higher overdraft fee income, and losses on marketable equity securities decreased $83,000 due to market value changes comparing the three months ended March 31, 2025 to same period of 2024. Other non-interest income decreased $341,000 due to one-time events in the three months ended March 31, 2024 including incentives received in conjunction with the launch of a debit card reissuance project as well as a governmental grant recorded in conjunction with the completion of a solar energy project.

	For the Three Months Ended
	March 31, 2025		March 31, 2024		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Service charges and fees	$722	29.5%	$615	24.3%	$107	17.4%
Interchange fees	623	25.5	619	24.4	4	0.6
Gain on sale of loans	83	3.4	76	3.0	7	9.2
Earnings on bank-owned life insurance	231	9.4	227	9.0	4	1.8
Brokerage	233	9.5	224	8.8	9	4.0
Trust	238	9.7	206	8.1	32	15.5
Losses on marketable equity securities	(34)	(1.4)	(117)	(4.6)	83	70.9
Realized losses on available-for-sale debt securities, net	—	—	(8)	(0.3)	8	(100.0)
Other non-interest income	349	14.4	690	27.3	(341)	(49.4)
Total non-interest income	$2,445	100.0%	$2,532	100.0%	$(87)	(3.4)%

Non-interest Expense

Total non-interest expense increased $1,445,000 from $9,646,000 for the three months ended March 31, 2024, to $11,091,000 for the same period of 2025. Salaries and employee benefits expense of $6,320,000 for the three months ended March 31, 2025 increased $1,518,000 from $4,802,000 for the same period of 2024. The Corporation recorded one-time pretax expenses totaling $1,295,000 in conjunction with the retirement of its Executive Chairman during the three months ended March 31, 2025. Additionally, health insurance expenses associated with the Corporation’s partially self-funded health insurance plan were $151,000 higher in the three months ended March 31, 2025 than the same period of 2024.

One standard to measure non-interest expense is to express annualized non-interest expense as a percentage of average total assets. For the three months ended March 31, 2025 this percentage was 2.81% compared to 2.44% for the three months ended March 31, 2024.

	For the Three Months Ended
	March 31, 2025		March 31, 2024		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Salaries and employee benefits	$6,320	57.0%	$4,802	49.8%	$1,518	31.6%
Occupancy	720	6.5	618	6.4	102	16.5
Furniture and equipment	426	3.8	406	4.2	20	4.9
Pennsylvania shares tax	301	2.7	210	2.2	91	43.3
Professional fees	448	4.0	457	4.7	(9)	(2.0)
Director’s fees	153	1.4	134	1.4	19	14.2
Federal deposit insurance	218	2.0	220	2.3	(2)	(0.9)
Data processing and telecommunications	839	7.6	920	9.5	(81)	(8.8)
Automated teller machine and interchange	264	2.4	262	2.7	2	0.8
Merger-related expenses	—	—	96	1.0	(96)	(100.0)
Amortization of intangibles	510	4.6	549	5.7	(39)	100.0
Other non-interest expense	892	8.0	972	10.0	(80)	(8.2)
Total non-interest expense	$11,091	100.0%	$9,646	99.9%	$1,445	15.0%

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

The Bank reviews cash flow projections regularly and updates them in order to maintain liquid assets at levels believed to meet the requirements of normal operations, including loan commitments and potential deposit outflows from maturing certificates of deposit and savings withdrawals. While deposits and securities sold under agreements to repurchase are its primary source of funds, when needed it is also able to generate cash through borrowings from the FHLB. At March 31, 2025, the Bank had remaining available capacity with FHLB, subject to certain collateral restrictions, of $498.1 million.

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

The statement of cash flows presents the change in cash and cash equivalents from operating, investing and financing activities. Cash and due from banks and interest-bearing deposits in other banks, which comprise cash and cash equivalents, are the Corporation’s most liquid assets. Cash and cash equivalents totaled $23.8 million at March 31, 2025, an increase of $6.4 million, or 36.7%, from $17.4 million at December 31, 2024, as net cash inflows from operating and investing activities were more than net cash outflows from financing activities.

Net cash inflows from investing activities provided $3.0 million of cash and cash equivalents during the three months ended March 31, 2025. Accounting for the majority of the net cash inflows was $18.8 million related to proceeds from sales, paydowns, calls and maturities of available-for-sale debt securities. This was partially offset by a net increase in loans of $15.7 million, which reflected strong loan demand. Financing activities used $1.4 million in net cash, which resulted primarily from a decrease in short-term borrowings, consisting of customer repurchase agreements and short-term FHLB borrowings, of $40.7 million along with a repayment of long-term borrowings of $5.2 million. These outflows were offset by a $46.1 million increase in deposits. Operating activities include net income, adjusted for the effects of non-cash transactions including, among others, depreciation and amortization and the provision for credit losses, and is the primary source of cash flows from operations. For the three months ended March 31, 2025, operating activities provided the Corporation with $4.7 million in net cash, which primarily reflected net income of $4.3 million.

The Corporation regularly analyzes its ability to generate adequate amounts of cash to meet its short and long-term cash requirements and plans. As part of its quarterly asset liability management procedures, the Corporation performs liquidity cash flow forecasts in various base level and stress scenarios to monitor future cash needs. As of March 31, 2025, the Corporation is expected to maintain a level cash balance over the next 12 months. The Corporation has not identified any known demands, commitments, events or uncertainties that would result or that are reasonably likely to result in its liquidity position materially increasing or decreasing over the next 12 months. The Corporation’s long-term cash needs are regularly analyzed through its strategic planning process, which includes a detailed review of liquidity and funding needs.

We manage liquidity on a daily basis. We believe that our liquidity is sufficient to meet present and future financial obligations and commitments on a timely basis. However, see potential liquidity risk factors at Item 1A – Risk Factors of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2024 and refer to the Consolidated Statements of Cash Flows in this Form 10-Q.

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

To manage the interest sensitivity position, an asset/liability model called “gap analysis” is used to monitor the difference in the volume of the Bank’s interest sensitive assets and liabilities that mature or reprice within given periods. A positive gap (asset sensitive) indicates that more assets reprice during a given period compared to liabilities, while a negative gap (liability sensitive) has the opposite effect. The Bank employs computerized net interest income simulation modeling to assist in quantifying interest rate risk exposure. This process measures and quantifies the impact on net interest income through varying interest rate changes and balance sheet compositions. The use of this model assists the ALCO to gauge the effects of the interest rate changes on interest sensitive assets and liabilities in order to determine what impact these rate changes will have upon our net interest spread. At March 31, 2025, our cumulative gap positions were within the internal risk management guidelines.

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

The following table illustrates the simulated impact of parallel and instantaneous interest rate shocks of +100, +200, +300, -100, -200, and -300 basis points on net interest income and the change in economic value over a one-year time horizon from the March 31, 2025 levels:

	Rates +100		Rates +200		Rates +300		Rates -100		Rates -200		Rates -300
	Simulation Results	Policy Limit	Simulation Results	Policy Limit	Simulation Results	Policy Limit	Simulation Results	Policy Limit	Simulation Results	Policy Limit	Simulation Results	Policy Limit
Earnings at risk:
Percent change in net interest income	4.61%	-10.00%	-0.24%	-15.00%	-5.33%	-20.00%	11.36%	-10.00%	12.46%	-15.00%	13.66%	-20.00%

Economic value at risk:
Percent change in economic value of equity	-6.44%	-15.00%	-14.12%	-25.00%	-22.69%	-30.00%	3.22%	-15.00%	3.88%	-25.00%	4.18%	-30.00%

Model results from the simulation at March 31, 2025 indicated that the Bank was projected to see an increase in net interest income over a one-year horizon in any of the rate shock scenarios, with the exception of the +200 and +300 scenarios, which showed 0.24% and 5.33% decreases, respectively. The percent change in EVE is expected to decrease in all rates up scenarios and increase in all rates down scenarios. All modeled exposures to net interest income and EVE for the next twelve-month horizon are within internal ALCO policy guidelines.

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

IMPACT OF INFLATION AND CHANGING PRICES

The preparation of financial statements in conformity with U.S. GAAP requires management to measure the Corporation’s financial position and operating results primarily in terms of historic dollars. Changes in the relative value of money due to inflation or recession are generally not considered. The effect of inflation on the Corporation’s operations is primarily related to increases in operating expenses. Management considers changes in interest rates to impact our financial condition and results of operations to a far greater degree than changes in prices due to inflation. Although interest rates are greatly influenced by changes in the inflation rate, they do not necessarily change at the same rate or in the same magnitude as the inflation rate. The Corporation manages interest rate risk in several ways. There can be no assurance that the Corporation will not be materially adversely affected by future changes in interest rates, as interest rates are highly sensitive to many factors that are beyond its control. Additionally, inflation may adversely impact the financial condition of the Corporation’s borrowers and could impact their ability to repay their loans, which could negatively affect the Corporation’s asset quality through higher delinquency rates and increased charge-offs. Management will carefully consider the impact of inflation and rising interest rates on the Corporation’s borrowers in managing credit risk related to the loan portfolio.

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

The CEO and CFO have evaluated the changes to our internal controls over financial reporting that occurred during our fiscal Quarter Ended March 31, 2025, as required by Rules 13a-15(d) and 15d-15(d) under the Securities Exchange Act of 1934, as amended, and have concluded that there were no changes that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II Other Information

Item 1.	Legal Proceedings

At March 31, 2025, the Corporation was not involved in any legal proceedings, other than routine legal proceedings in the ordinary course of business which involve amounts which, in the aggregate, are believed by management to be immaterial to the financial condition of the Corporation. In addition, no material proceedings are pending or are known to be threatened or contemplated against the Corporation by government authorities.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in Item 1A of the Corporation’s Form 10-K filed March 7, 2025.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None

(b)	Not applicable

(c)	Effective May 14, 2024, the Corporation’s Board of Directors authorized a new treasury stock repurchase program. Under the program, the Corporation was authorized to repurchase up to 178,614 shares of the Corporation’s common stock. During the first quarter 2025, the Corporation did not repurchase any shares of its common stock.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

(a)	There was no information the Corporation was required to disclose in a report on Form 8-K during the first quarter of 2025 that was not disclosed.

(b)	There were no material changes to the procedures by which security holders may recommend nominees to the Corporation’s board of directors during the first quarter of 2025.

(c)	During the first quarter of 2025, no director or officer of the Corporation adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.	Exhibits

3.1 Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (filed on November 16, 2023))

3.2 Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Registrant’s Current Report on Form 8-K (filed on December 11, 2024))

10.1 Employment Separation Agreement and Release dated February 11, 2025 between Robert J. Glunk, Muncy Columbia Financial Corporation and Journey Bank (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K (filed on February 12, 2025))

10.2 Fourth Amendment to Supplemental Executive Retirement Agreement dated February 11, 2025 between Journey Bank and Robert Glunk (incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K (filed on February 12, 2025))

31.1 Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2 Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1 Section 1350 Certification of Chief Executive Officer

32.2 Section 1350 Certification of Chief Financial Officer

101 The following materials from the Corporation’s Quarterly Report on Form 10-Q for the period ended March 31, 2025, formatted in XBRL (Extensible Business Reporting Language); (i) the Consolidated Balance Sheets (unaudited), (ii) the Consolidated Statements of Income (unaudited), (iii) the Consolidated Statements of Comprehensive Income (unaudited), (iv) the Consolidated Statements of Changes in Stockholders’ Equity (unaudited), (v) the Consolidated Statements of Cash Flows (unaudited), and (vi) the Notes to Unaudited Consolidated Financial Statements.

104 Cover Page for Interactive Data File (embedded with the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Muncy Columbia Financial Corporation

(Registrant)

By:	/s/ Lance O. Diehl	Date: May 9, 2025
Lance O. Diehl President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Joseph K. O’Neill, Jr.	Date: May 9, 2025
Joseph K. O’Neill, Jr. Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)