Form 10-Q
period 2025-06-30
MUNCY COLUMBIA FINANCIAL Corp
filed 2025-08-08
CIK 731122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Common stock, $1.25 par value, 3,534,998 shares outstanding as of August 8, 2025.

Muncy Columbia Financial Corporation

PART I Financial Information

Item 1. Financial Statements

Muncy Columbia Financial Corporation

Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Data) (Unaudited)	June 30, 2025	December 31, 2024
ASSETS
Cash and due from banks	$15,472	$11,200
Interest-bearing deposits in other banks	25,240	6,180
Total cash and cash equivalents	40,712	17,380

Available-for-sale debt securities, at fair value	292,764	323,248
Marketable equity securities, at fair value	1,335	1,355
Restricted investment in bank stocks, at cost	5,703	7,095
Loans held for sale	2,719	1,691

Loans receivable	1,157,072	1,125,937
Allowance for credit losses	(10,167)	(9,858)
Loans, net	1,146,905	1,116,079

Premises and equipment, net	26,789	26,484
Foreclosed assets held for sale	70	70
Accrued interest receivable	5,063	4,850
Bank-owned life insurance	41,461	40,953
Investment in limited partnerships	4,719	5,092
Deferred tax asset, net	8,208	10,012
Goodwill	25,609	25,609
Other intangible assets, net	9,044	10,047
Other assets	5,114	5,993
TOTAL ASSETS	$1,616,215	$1,595,958

LIABILITIES
Interest-bearing deposits	$1,088,383	$1,032,729
Noninterest-bearing deposits	272,680	259,700
Total deposits	1,361,063	1,292,429

Short-term borrowings	18,121	68,388
Long-term borrowings	45,451	55,536
Accrued interest payable	1,778	1,857
Other liabilities	13,527	11,338
TOTAL LIABILITIES	1,439,940	1,429,548

STOCKHOLDERS’ EQUITY
Common stock, par value $1.25 per share; 15,000,000 shares authorized; issued 3,843,723 and outstanding 3,534,998 at June 30, 2025; issued 3,841,438 and outstanding 3,532,713 at December 31, 2024	4,805	4,802
Additional paid-in capital	83,636	83,543
Retained earnings	108,434	103,268
Accumulated other comprehensive loss	(9,293)	(13,896)
Treasury stock, at cost; 308,725 shares at June 30, 2025 and December 31, 2024	(11,307)	(11,307)
TOTAL STOCKHOLDERS’ EQUITY	176,275	166,410
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,616,215	$1,595,958

See accompanying notes to the unaudited consolidated financial statements.

Muncy Columbia Financial Corporation

Consolidated Statements of Income

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(In Thousands, Except Share and Per Share Data) (Unaudited)	2025	2024	2025	2024
INTEREST AND DIVIDEND INCOME
Interest and fees on loans:
Taxable	$18,805	$17,741	$37,089	$34,997
Tax-exempt	420	332	818	685
Interest and dividends on investment securities:
Taxable	1,311	1,020	2,408	2,181
Tax-exempt	860	836	1,720	1,666
Dividend and other interest income	165	204	333	427
Deposits in other banks	101	62	135	128
TOTAL INTEREST AND DIVIDEND INCOME	21,662	20,195	42,503	40,084

INTEREST EXPENSE
Deposits	6,037	5,610	11,838	10,220
Short-term borrowings	252	1,427	795	3,924
Long-term borrowings	565	798	1,194	1,645
TOTAL INTEREST EXPENSE	6,854	7,835	13,827	15,789

NET INTEREST INCOME	14,808	12,360	28,676	24,295

PROVISION FOR CREDIT LOSSES	254	29	364	119

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	14,554	12,331	28,312	24,176

NON-INTEREST INCOME
Service charges and fees	709	667	1,431	1,282
Interchange fees	673	687	1,296	1,306
Gain on sale of loans	71	93	154	169
Earnings on bank-owned life insurance	233	229	464	456
Brokerage	252	192	485	416
Trust	280	204	518	410
Gains (losses) on marketable equity securities	14	(38)	(20)	(155)
Realized losses on available-for-sale debt securities, net	(426)	-	(426)	(8)
Other non-interest income	431	385	780	1,075
TOTAL NON-INTEREST INCOME	2,237	2,419	4,682	4,951

NON-INTEREST EXPENSE
Salaries and employee benefits	4,984	4,640	11,304	9,442
Occupancy	640	581	1,360	1,199
Furniture and equipment	460	384	886	790
Pennsylvania shares tax	301	230	602	440
Professional fees	414	319	862	776
Director’s fees	165	105	318	239
Federal deposit insurance	217	188	435	408
Data processing and telecommunications	1,078	904	1,917	1,824
Automated teller machine and interchange	101	106	365	368
Merger-related expenses	-	201	-	297
Amortization of intangibles	511	549	1,021	1,098
Other non-interest expense	985	987	1,877	1,959
TOTAL NON-INTEREST EXPENSE	9,856	9,194	20,947	18,840

INCOME BEFORE INCOME TAX PROVISION	6,935	5,556	12,047	10,287
INCOME TAX PROVISION	1,167	849	1,934	1,544
NET INCOME	$5,768	$4,707	$10,113	$8,743

EARNINGS PER SHARE - BASIC AND DILUTED	$1.63	$1.32	$2.86	$2.45
WEIGHTED AVERAGE SHARES OUTSTANDING	3,533,977	3,572,345	3,533,356	3,571,344

See accompanying notes to the unaudited consolidated financial statements.

Muncy Columbia Financial Corporation

Consolidated Statements of Comprehensive Income

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(In Thousands) (Unaudited)	2025	2024	2025	2024
Net Income	$5,768	$4,707	$10,113	$8,743
Other comprehensive income (loss):
Unrealized holding gains (losses) on available-for-sale debt securities	2,639	(519)	5,400	(2,412)
Tax effect	(555)	109	(1,134)	506
Net realized losses included in net income	426	-	426	8
Tax effect	(89)	-	(89)	(2)
Other comprehensive income (loss), net	2,421	(410)	4,603	(1,900)
Comprehensive income	$8,189	$4,297	$14,716	$6,843

See accompanying notes to the unaudited consolidated financial statements.

Muncy Columbia Financial Corporation

Consolidated Statements of Changes in Stockholders’ Equity

(In Thousands Except Share and Per Share Data)	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Treasury	Total Stockholders’
(Unaudited)	Shares	Amount	Capital	Earnings	Loss	Stock	Equity
For the three months ended:
Balance, March 31, 2025	3,842,691	$4,804	$83,594	$106,023	$(11,714)	$(11,307)	$171,400
Net income	-	-	-	5,768	-	-	5,768
Other comprehensive income	-	-	-	-	2,421	-	2,421
Common stock issuance under employee stock purchase plan	1,032	1	37	-	-	-	38
Recognition of employee stock purchase plan expense	-	-	5	-	-	-	5
Cash dividends ($0.95 per share)	-	-	-	(3,357)	-	-	(3,357)
Balance, June 30, 2025	3,843,723	$4,805	$83,636	$108,434	$(9,293)	$(11,307)	$176,275

Balance, March 31, 2024	3,836,988	$4,796	$83,403	$92,980	$(16,526)	$(9,790)	$154,863
Net income	-	-		4,707	-	-	4,707
Other comprehensive loss	-	-	-	-	(410)	-	(410)
Common stock issuance under employee stock purchase plan	1,739	2	46	-	-	-	48
Recognition of employee stock purchase plan expense	-	-	6	-	-	-	6
Cash dividends ($0.44 per share)	-	-	-	(1,573)	-	-	(1,573)
Balance, June 30, 2024	3,838,727	$4,798	$83,455	$96,114	$(16,936)	$(9,790)	$157,641

For the six months ended:
Balance, December 31, 2024	3,841,438	$4,802	$83,543	$103,268	$(13,896)	$(11,307)	$166,410
Net income	-	-	-	10,113	-	-	10,113
Other comprehensive income	-	-	-	-	4,603	-	4,603
Common stock issuance under employee stock purchase plan	2,285	3	83	-	-	-	86
Recognition of employee stock purchase plan expense	-	-	10	-	-	-	10
Cash dividends ($1.40 per share)	-	-	-	(4,947)	-	-	(4,947)
Balance, June 30, 2025	3,843,723	$4,805	$83,636	$108,434	$(9,293)	$(11,307)	$176,275

Balance, December 31, 2023	3,834,976	$4,794	$83,343	$90,514	$(15,036)	$(9,790)	$153,825
Net income	-	-	-	8,743	-	-	8,743
Other comprehensive loss	-	-	-	-	(1,900)	-	(1,900)
Common stock issuance under employee stock purchase plan	3,751	4	100	-	-	-	104
Recognition of employee stock purchase plan expense	-	-	12	-	-	-	12
Cash dividends ($0.88 per share)	-	-	-	(3,143)	-	-	(3,143)
Balance, June 30, 2024	3,838,727	$4,798	$83,455	$96,114	$(16,936)	$(9,790)	$157,641

See accompanying notes to the unaudited consolidated financial statements.

Muncy Columbia Financial Corporation

Consolidated Statements of Cash Flows

	For the Six Months Ended
	June 30,
(In Thousands) (Unaudited)	2025	2024
OPERATING ACTIVITIES
Net Income	$10,113	$8,743
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	364	119
Depreciation and amortization of premises and equipment	739	755
Accretion of loan fair value adjustments, net	(4,936)	(5,516)
Amortization of deposit fair value adjustments, net	169	817
Losses on marketable equity securities	20	155
Realized losses on available-for-sale debt securities, net	426	8
Accretion of investment securities, net	(500)	(346)
Losses on disposal of premises and equipment, net	59	-
Gain on sale of foreclosed assets held for sale, net	(10)	-
Deferred income taxes	581	1,621
Gain on sale of loans	(154)	(169)
Earnings on bank-owned life insurance	(464)	(456)
Proceeds from sale of mortgage loans	6,322	6,201
Originations of mortgage loans held for resale	(7,196)	(6,420)
Amortization of intangibles	1,021	1,098
Amortization of investment in limited partnerships	373	363
Decrease (increase) in accrued interest receivable and other assets	666	(671)
Increase in accrued interest payable and other liabilities	2,110	1,842
Other, net	141	142
Net cash provided by operating activities	9,844	8,286
INVESTING ACTIVITIES
Available-for-sale debt securities:
Purchases	(37,240)	-
Proceeds from sales	29,574	50,311
Proceeds from paydowns, calls and maturities	44,050	26,117
Proceeds from maturities of interest-bearing time deposits	-	740
Purchase of bank-owned life insurance	(44)	(44)
Proceeds from redemption of restricted investment in bank stocks	4,268	6,415
Purchase of restricted investment in bank stocks	(2,876)	(4,085)
Net increase in loans	(26,324)	(26,944)
Proceeds from sale of foreclosed assets held for sale	80	-
Acquisition of customer relationship intangibles	(18)	(354)
Acquisition of premises and equipment	(1,094)	(197)
Net cash provided by investing activities	10,376	51,959
FINANCING ACTIVITIES
Net increase in deposits	68,465	114,141
Net decrease in short-term borrowings	(50,267)	(163,246)
Repayment of long-term borrowings	(10,225)	(5,002)
Proceeds from issuance of common stock	86	104
Cash dividends paid	(4,947)	(3,143)
Net cash provided by (used for) financing activities	3,112	(57,146)
NET INCREASE IN CASH AND CASH EQUIVALENTS	23,332	3,099
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	17,380	18,377
CASH AND CASH EQUIVALENTS, END OF PERIOD	$40,712	$21,476

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest paid	$13,906	$15,848
Income taxes paid	300	-
Loans transferred to foreclosed assets held for sale	70	165

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

BASIS OF PRESENTATION

The consolidated financial information included herein, except the consolidated balance sheet dated December 31, 2024, is unaudited. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. Prior period amounts have been reclassified when necessary to conform to the current period’s presentation. Such reclassifications did not have an impact on the operating results or financial position of the Corporation. Operating results for the three and six months ended June 30, 2025, are not necessarily indicative of the results for the year ending December 31, 2025.

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

2. SECURITIES

The amortized cost, related estimated fair value, and unrealized gains and losses of available-for-sale debt securities were as follows at June 30, 2025 and December 31, 2024:

	June 30, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Obligation of U.S.Government Corporations and Agencies:
Mortgage-backed	$157,133	$503	$(10,812)	$146,824
Collateralized mortgage obligations	6,248	428	-	6,676
Other	59,500	-	(1,828)	57,672
Obligations of state and political subdivisions	81,368	887	(948)	81,307
Other debt securities	278	7	-	285
Total available-for-sale debt securities	$304,527	$1,825	$(13,588)	$292,764

	December 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Obligation of U.S.Government Corporations and Agencies:
Mortgage-backed	$128,631	$65	$(14,989)	$113,707
Collateralized mortgage obligations	6,752	294	-	7,046
Other	123,500	-	(4,046)	119,454
Obligations of state and political subdivisions	81,680	1,666	(584)	82,762
Other debt securities	274	5	-	279
Total available-for-sale debt securities	$340,837	$2,030	$(19,619)	$323,248

Securities available-for-sale with an aggregate fair value of $158,465,000 and $176,016,000 at June 30, 2025 and December 31, 2024, respectively, were pledged to secure public funds, trust funds, securities sold under agreements to repurchase and other balances as required by law.

The amortized cost and estimated fair value of investment securities, by expected maturity, are shown below at June 30, 2025. Expected maturities on debt securities will differ from contractual maturities, because some borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized
(In Thousands)	Cost	Fair Value
Due in one year or less	$24,495	$23,864
Due after one year to five years	42,796	41,648
Due after five years to ten years	28,891	28,899
Due after ten years	44,964	44,853
Sub-total	141,146	139,264

Mortgage-backed securities	157,133	146,824
Collateralized mortgage obligations	6,248	6,676
Total debt securities	$304,527	$292,764

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

The following table presents the gross proceeds received, and gross realized gains and losses, on sales of available-for-sale debt securities for the three and six months ended June 30, 2025 and 2024. Gains and losses realized on sales of available-for-sale debt securities are included in non-interest income in the Consolidated Statements of Income.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In Thousands)	2025	2024	2025	2024
Gross proceeds received on sales	$29,574	$-	$29,574	$50,311
Gross realized gains	-	-	-	595
Gross realized losses	(426)	-	(426)	(603)

The following summary shows the gross unrealized losses and fair value, aggregated by investment category of those individual securities for which an allowance for credit losses has not been recorded that have been in a continuous unrealized loss position for less than or more than 12 months as of June 30, 2025 and December 31, 2024:

	June 30, 2025
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	$5,588	$(6)	$93,715	$(10,806)	$99,303	$(10,812)
Other	100	-	57,672	(1,828)	57,772	(1,828)
Obligations of state and political subdivisions	30,806	(782)	2,437	(166)	33,243	(948)
Total	$36,494	$(788)	$153,824	$(12,800)	$190,318	$(13,588)

	December 31, 2024
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	$14,456	$(332)	$97,308	$(14,657)	$111,764	$(14,989)
Other	-	-	119,454	(4,046)	119,454	(4,046)
Obligations of state and political subdivisions	31,646	(475)	3,138	(109)	34,784	(584)
Total	$46,102	$(807)	$219,900	$(18,812)	$266,002	$(19,619)

At June 30, 2025, the Corporation had a total of 95 debt securities that have been in a gross unrealized loss position for less than twelve months with depreciation of 2.2% from the Corporation’s amortized cost basis.

At June 30, 2025, the Corporation had a total of 104 debt securities that have been in a gross unrealized loss position for greater than twelve months with depreciation of 8.4% from the Corporation’s amortized cost basis.

At June 30, 2025, unrealized losses on debt securities have not been recognized into income because the issuers bonds are of high credit quality (rated BBB or higher), management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions. The fair value is expected to recover as the bonds approach maturity.

As of June 30, 2025 and December 31, 2024, no allowance for credit loss (“ACL”) was required for debt securities. The Bank does not have the intent to sell and does not believe it will be more likely than not to be required to sell any of these securities prior to a recovery of their fair value to amortized cost, which may be at maturity.

As of June 30, 2025, all debt securities were rated above investment grade. Based on the payment status, rating and management’s evaluation of these securities, no ACL was required for the debt securities as of June 30, 2025. As of June 30, 2025, the underlying issuers continue to make timely principal and interest payments on the securities.

Equity securities with a readily determinable fair value are stated at fair value with realized and unrealized gains and losses reported in income. At June 30, 2025 and December 31, 2024, the Corporation held $1,335,000 and $1,355,000, respectively, in marketable equity securities recorded at fair value. The following is a summary of unrealized and realized gains and losses recognized in net income on marketable equity securities during the three and six months ended June 30, 2025 and 2024:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(In Thousands)	2025	2024	2025	2024
Net gains (losses) recognized during the period on marketable equity securities	$14	$(38)	$(20)	$(155)

Less: Net gains (losses) recognized during the period on marketable equity securities sold during the period	-	-	-	-

Unrealized gains (losses) recognized during the period on marketable equity securities still held at the reporting date	$14	$(38)	$(20)	$(155)

3. LOANS AND ALLOWANCE FOR CREDIT LOSSES

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at their outstanding unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment to yield (interest income) over the life of the loan. Deferred fees and costs amounted to $770,000 at June 30, 2025 and $790,000 at December 31, 2024 and are netted against the outstanding unpaid principal balances.

The segments of the Corporation’s loan portfolio are disaggregated into classes that allow management to monitor risk and performance. The loan classes used are consistent with the internal reports evaluated by the Corporation’s management and Board of Directors to monitor risk and performance within the various segments of its loan portfolio.

Major classifications of loans at June 30, 2025 and December 31, 2024 consisted of:

(In Thousands)	June 30, 2025	December 31, 2024
Commercial and industrial	$94,889	$93,445
Commercial real estate:
Commercial mortgages	339,074	325,882
Student housing	47,574	45,808
Residential real estate	657,082	638,952
Consumer and other	18,453	21,850
Gross loans	$1,157,072	$1,125,937

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

The following table presents the activity in the allowance for credit losses by portfolio segment for the three and six months ended June 30, 2025 and 2024:

	For the Three Months Ended June 30, 2025
	Commercial	Commercial	Residential
	and	Real	Real	Consumer
(In Thousands)	Industrial	Estate	Estate	and Other	Total
Balance, March 31, 2025	$1,402	$6,409	$2,014	$160	$9,985
Provision (credit) for credit losses on loans (a)	34	(3)	193	32	256
Loans charged off	-	-	(16)	(60)	(76)
Recoveries	1	1	-	-	2
Balance, June 30, 2025	$1,437	$6,407	$2,191	$132	$10,167

	For the Three Months Ended June 30, 2024
	Commercial	Commercial	Residential
	and	Real	Real	Consumer
(In Thousands)	Industrial	Estate	Estate	and Other	Total
Balance, March 31, 2024	$712	$7,166	$1,062	$411	$9,351
Provision (credit) for credit losses on loans (a)	86	(89)	92	(53)	36
Loans charged off	(16)	-	-	(17)	(33)
Recoveries	-	-	3	5	8
Balance, June 30, 2024	$782	$7,077	$1,157	$346	$9,362

	For the Six Months Ended June 30, 2025
	Commercial	Commercial	Residential
	and	Real	Real	Consumer
(In Thousands)	Industrial	Estate	Estate	and Other	Total
Balance, December 31, 2024	$931	$6,869	$1,850	$208	$9,858
Provision (credit) for credit losses on loans (a)	494	(465)	357	(20)	366
Loans charged off	-	-	(16)	(61)	(77)
Recoveries	12	3	-	5	20
Balance, June 30, 2025	$1,437	$6,407	$2,191	$132	$10,167

	For the Six Months Ended June 30, 2024
	Commercial	Commercial	Residential
	and	Real	Real	Consumer
(In Thousands)	Industrial	Estate	Estate	and Other	Total
Balance, December 31, 2023	$801	$6,847	$1,474	$180	$9,302
(Credit) provision for credit losses on loans (a)	(4)	230	(276)	187	137
Loans charged off	(16)	-	(45)	(28)	(89)
Recoveries	1	-	4	7	12
Balance, June 30, 2024	$782	$7,077	$1,157	$346	$9,362

(a)	Amounts do not include the release of credit losses related to off-balance sheet credit exposures of $2,000 and $7,000, respectively, for the three months ended June 30, 2025 and 2024, and $2,000 and $18,000, respectively, for the six months ended June 30, 2025 and 2024.

The cumulative loss rate used as the basis for the estimate of credit losses is comprised of the Corporation’s historical loss experience. As of June 30, 2025, the Corporation expects that the markets in which it operates will experience no significant changes in economic conditions based primarily on housing indexes, interest rate stabilization, and a steady unemployment rate. Management adjusts historical loss experience as needed based upon economic expectations. No reversion adjustments were necessary, as the starting point for the Corporation’s estimate was a cumulative loss rate covering the expected contractual term of the loan portfolio.

For the three and six months ended June 30, 2025, the Corporation recorded a $256,000 and $366,000 provision for credit losses on loans, respectively, compared to $36,000 and $137,000, respectively, for the same periods in 2024. The provision amounts for the three and six months ended June 30, 2025 and 2024 primarily reflect an increase in volume in the loan portfolio, increases in non-accrual loans which impacted probability of default calculations and changes in qualitative factors related to the nature of the loan portfolio, volume and severity of past due loans, loan grade migration, changes in lending staff, changes in lending policies and procedures and forecasted economic conditions.

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

The following table summarizes the loan portfolio and allowance for credit losses as of June 30, 2025 and December 31, 2024:

	June 30, 2025
	Commercial	Commercial	Residential
	and	Real	Real	Consumer
(In Thousands)	Industrial	Estate	Estate	and Other	Total
Loans:
Individually evaluated	$-	$12,583	$3,012	$-	$15,595
Collectively evaluated	94,889	374,065	654,070	18,453	1,141,477
Total loans	$94,889	$386,648	$657,082	$18,453	$1,157,072

Allowance for credit losses:
Individually evaluated	$-	$3,804	$175	$-	$3,979
Collectively evaluated	1,437	2,603	2,016	132	6,188
Total allowance for credit losses	$1,437	$6,407	$2,191	$132	$10,167

	December 31, 2024
	Commercial	Commercial	Residential
	and	Real	Real	Consumer
(In Thousands)	Industrial	Estate	Estate	and Other	Total
Loans:
Individually evaluated	$-	$12,712	$2,046	$-	$14,758
Collectively evaluated	93,445	358,978	636,906	21,850	1,111,179
Total loans	$93,445	$371,690	$638,952	$21,850	$1,125,937

Allowance for credit losses:
Individually evaluated	$-	$4,011	$133	$-	$4,144
Collectively evaluated	931	2,858	1,717	208	5,714
Total allowance for credit losses	$931	$6,869	$1,850	$208	$9,858

As of June 30, 2025 and December 31, 2024, the amortized cost basis of individually evaluated loans that were deemed to be collateral dependent were $3,990,000 and $2,925,000, respectively. As of June 30, 2025 and December 31, 2024, the amortized cost basis of collateral dependent loans classified as Residential Real Estate were $3,012,000 and $2,046,000, respectively, and were collateralized by residential real estate properties. As of June 30, 2025 and December 31, 2024, the amortized cost basis of collateral dependent loans classified as Commercial Real Estate were $978,000 and $879,000, respectively, and were collateralized by commercial real estate properties.

Age Analysis of Past-Due Loans Receivable

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past-due status as of June 30, 2025 and December 31, 2024:

	June 30, 2025
		30-59	60-89
		Days	Days	90+ Days	Total	Total
(In Thousands)	Current	Past Due	Past Due	Past Due	Past Due	Loans
Commercial and Industrial	$93,476	$485	$114	$814	$1,413	$94,889
Commercial Real Estate	383,744	1,015	392	1,497	2,904	386,648
Residential Real Estate	642,958	5,620	4,531	3,973	14,124	657,082
Consumer and other	18,156	161	83	53	297	18,453
	$1,138,334	$7,281	$5,120	$6,337	$18,738	$1,157,072

	December 31, 2024
		30-59	60-89
		Days	Days	90+ Days	Total	Total
(In Thousands)	Current	Past Due	Past Due	Past Due	Past Due	Loans
Commercial and Industrial	$92,690	$43	$111	$601	$755	$93,445
Commercial Real Estate	367,171	2,139	1,115	1,265	4,519	371,690
Residential Real Estate	625,201	7,163	2,326	4,262	13,751	638,952
Consumer and other	21,532	123	128	67	318	21,850
	$1,106,594	$9,468	$3,680	$6,195	$19,343	$1,125,937

Non-performing Loans

The following tables present the amortized cost basis of loans on nonaccrual status and loans past due over 90 days still accruing interest as of June 30, 2025 and December 31, 2024:

	June 30, 2025
	Nonaccrual	Nonaccrual		Loans Past Due over 90 Days
	with no	with	Total	Still	Total
(In Thousands)	ACL	ACL	Nonaccrual	Accruing	Nonperforming
Commercial and Industrial	$-	$1,188	$1,188	$-	$1,188
Commercial Real Estate	248	3,887	4,135	-	4,135
Residential Real Estate	1,800	6,496	8,296	-	8,296
Consumer and other	-	155	155	-	155
Total	$2,048	$11,726	$13,774	$-	$13,774

	December 31, 2024
	Nonaccrual	Nonaccrual		Loans Past Due over
	with no	with	Total	Still	Total
(In Thousands)	ACL	ACL	Nonaccrual	Accruing	Nonperforming
Commercial and Industrial	$-	$734	$734	$-	$734
Commercial Real Estate	139	2,069	2,208	-	2,208
Residential Real Estate	1,458	5,478	6,936	-	6,936
Consumer and other	-	169	169	-	169
Total	$1,597	$8,450	$10,047	$-	$10,047

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

Based on the most recent analysis performed, the following table presents the amortized cost of loans by internal risk rating system as of June 30, 2025 and December 31, 2024:

	June 30, 2025
							Revolving
							Loans
	Term Loans Amortized Cost Basis by Origination Period						Amortized
(In Thousands)	2025	2024	2023	2022	2021	Prior	Cost Basis	Total
Commercial and Industrial
Risk Rating
Pass	$7,236	$11,880	$8,329	$12,675	$12,230	$21,962	$15,802	$90,114
Special Mention	-	-	-	-	-	-	25	25
Substandard	-	62	221	171	142	1,012	3,142	4,750
Doubtful	-	-	-	-	-	-	-	-
Total	$7,236	$11,942	$8,550	$12,846	$12,372	$22,974	$18,969	$94,889
Year-to-date gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Commercial Real Estate
Risk Rating
Pass	$32,085	$43,271	$52,062	$57,765	$58,032	$109,106	$17,446	$369,767
Special Mention	-	-	-	2,518	-	3,146	130	5,794
Substandard	-	-	1,082	2,079	2,353	4,902	671	11,087
Doubtful	-	-	-	-	-	-	-	-
Total	$32,085	$43,271	$53,144	$62,362	$60,385	$117,154	$18,247	$386,648
Year-to-date gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Total
Risk Rating
Pass	$39,321	$55,151	$60,391	$70,440	$70,262	$131,068	$33,248	$459,881
Special Mention	-	-	-	2,518	-	3,146	155	5,819
Substandard	-	62	1,303	2,250	2,495	5,914	3,813	15,837
Doubtful	-	-	-	-	-	-	-	-
Total	$39,321	$55,213	$61,694	$75,208	$72,757	$140,128	$37,216	$481,537
Year-to-date gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

	December 31, 2024
							Revolving
							Loans
	Term Loans Amortized Cost Basis by Origination Period						Amortized
(In Thousands)	2024	2023	2022	2021	2020	Prior	Cost Basis	Total
Commercial and Industrial
Risk Rating
Pass	$13,008	$9,194	$13,658	$13,394	$7,057	$17,194	$14,898	$88,402
Special Mention	-	97	32	6	348	117	332	932
Substandard	103	174	171	164	91	505	2,902	4,111
Doubtful	-	-	-	-	-	-	-	-
Total	$13,111	$9,465	$13,861	$13,564	$7,496	$17,816	$18,133	$93,445
Year-to-date gross charge-offs	$-	$-	$47	$21	$14	$-	$-	$82

Commercial Real Estate
Risk Rating
Pass	$44,854	$53,940	$59,313	$59,533	$20,624	$102,581	$15,025	$355,870
Special Mention	-	-	2,757	-	272	3,276	199	6,504
Substandard	-	389	1,250	2,396	521	4,064	696	9,316
Doubtful	-	-	-	-	-	-	-	-
Total	$44,854	$54,329	$63,320	$61,930	$21,417	$109,921	$15,920	$371,690
Year-to-date gross charge-offs	$-	$-	$64	$-	$-	$-	$-	$64

Total
Risk Rating
Pass	$57,862	$63,134	$72,971	$72,927	$27,680	$119,775	$29,923	$444,272
Special Mention	-	97	2,789	6	620	3,393	532	7,436
Substandard	103	563	1,421	2,560	612	4,569	3,598	13,427
Doubtful	-	-	-	-	-	-	-	-
Total	$57,965	$63,794	$77,181	$75,493	$28,913	$127,737	$34,053	$465,135
Year-to-date gross charge-offs	$-	$-	$111	$21	$14	$-	$-	$146

The Bank monitors the credit risk profile by payment activity for residential real estate, consumer, and other loan classes. Loans past due 90 days or more and loans on nonaccrual status are considered non-performing. Non-performing loans are reviewed quarterly. The following table presents the amortized cost of residential real estate, and consumer and other loans based on payment activity as of June 30, 2025 and December 31, 2024:

	June 30, 2025
							Revolving
							Loans
	Term Loans Amortized Cost Basis by Origination Period						Amortized
(In Thousands)	2025	2024	2023	2022	2021	Prior	Cost Basis	Total
Residential Real Estate
Payment Performance
Performing	$46,648	$84,177	$76,489	$98,084	$74,155	$195,523	$73,710	$648,786
Nonperforming	-	414	538	827	1,857	3,331	1,329	8,296
Total	$46,648	$84,591	$77,027	$98,911	$76,012	$198,854	$75,039	$657,082
Year-to-date gross charge-offs	$-	$-	$-	$-	$16	$-	$-	$16

Consumer and Other
Payment Performance
Performing	$1,556	$1,928	$2,601	$6,292	$892	$1,148	$3,881	$18,298
Nonperforming	-	-	38	11	10	28	68	155
Total	$1,556	$1,928	$2,639	$6,303	$902	$1,176	$3,949	$18,453
Year-to-date gross charge-offs	$-	$4	$23	$9	$-	$-	$25	$61

Total
Payment Performance
Performing	$48,204	$86,105	$79,090	$104,376	$75,047	$196,671	$77,591	$667,084
Nonperforming	-	414	576	838	1,867	3,359	1,397	8,451
Total	$48,204	$86,519	$79,666	$105,214	$76,914	$200,030	$78,988	$675,535
Year-to-date gross charge-offs	$-	$4	$23	$9	$16	$-	$25	$77

	December 31, 2024
							Revolving
							Loans
	Term Loans Amortized Cost Basis by Origination Period						Amortized
(In Thousands)	2024	2023	2022	2021	2020	Prior	Cost Basis	Total
Residential Real Estate
Payment Performance
Performing	$87,826	$81,836	$103,749	$77,766	$55,360	$153,775	$71,705	$632,017
Nonperforming	295	480	959	1,506	501	2,219	976	6,936
Total	$88,121	$82,316	$104,708	$79,272	$55,861	$155,993	$72,681	$638,952
Year-to-date gross charge-offs	$-	$-	$22	$-	$-	$46	$-	$68

Consumer and Other
Payment Performance
Performing	$2,893	$3,558	$8,322	$1,263	$490	$1,060	$4,096	$21,681
Nonperforming	21	25	63	8	-	9	42	169
Total	$2,914	$3,584	$8,385	$1,270	$490	$1,069	$4,138	$21,850
Year-to-date gross charge-offs	$3	$28	$21	$1	$8	$31	$-	$92

Total
Payment Performance
Performing	$90,719	$85,394	$112,071	$79,028	$55,851	$154,834	$75,800	$653,698
Nonperforming	316	505	1,022	1,514	501	2,228	1,018	7,105
Total	$91,035	$85,899	$113,093	$80,542	$56,352	$157,063	$76,818	$660,802
Year-to-date gross charge-offs	$3	$28	$43	$1	$8	$77	$-	$160

Modifications to Borrowers Experiencing Financial Difficulty

Occasionally, the Bank may consider modifying loans to borrowers in financial distress by providing term extension, other-than-insignificant payment delay or interest rate reduction. In some cases, the Bank provides multiple types of concessions on one loan. Typically, one type of concession, such as an interest rate reduction, is granted initially. If the borrower continues to experience financial difficulty, another concession, such as term extension, may be granted.

For the three and six months ended June 30, 2025 and 2024, other than restructurings resulting in a delay in payment that is insignificant, the Bank did not grant any loan modifications to borrowers experiencing financial difficulty.

The carrying amount of foreclosed residential real estate properties held as a result of obtaining physical possession were $70,000 at both June 30, 2025 and December 31, 2024. The recorded investment of consumer mortgage loans secured by residential real properties for which formal foreclosure proceedings were in process were $3,394,000 and $1,846,000 at June 30, 2025 and December 31, 2024, respectively.

Concentrations of Credit Risk

Most of the Corporation’s lending activity occurs within the Bank’s primary market area which encompasses Clinton, Columbia, Lycoming, Montour and Eastern Northumberland counties in Northcentral Pennsylvania. The majority of the Corporation’s loan portfolio consists of commercial and consumer real estate loans. As of June 30, 2025 and December 31, 2024, there were no concentrations of loans related to any single industry in excess of 10% of total loans.

4. DEPOSITS

Major classifications of deposits at June 30, 2025 and December 31, 2024 consisted of:

(In Thousands)	June 30, 2025	December 31, 2024
Demand deposits	$272,680	$259,700
Interest-bearing demand deposits	422,415	380,801
Savings	194,816	194,958
Money market	104,677	108,263
Time deposits	366,475	348,707
Total deposits	$1,361,063	$1,292,429

Time deposits of $250,000 or more amounted to $101,052,000 and $100,287,000 as of June 30, 2025 and December 31, 2024, respectively.

5. BORROWED FUNDS

Short-Term Borrowings

Short-term borrowings include repurchase agreements with customers and advances from the FHLB. As of June 30, 2025, the Bank was approved by the FHLB for borrowings of up to $585,379,000 of which $45,985,000 was outstanding in the form of advances and the FHLB had issued letters of credit on the Bank’s behalf totaling $15,000,000 against its borrowing capacity. Advances from the FHLB are secured by qualifying assets of the Bank. In addition to the outstanding balances noted below, the Bank also has additional unused lines of credit totaling $19,265,000 available from correspondent banks other than the FHLB. The outstanding balances and related information for short-term borrowings are summarized as follows as of June 30, 2025 and December 31, 2024:

	June 30, 2025
(In Thousands)	Ending Balance	Maximum Month End Balance	Weighted Average Rate At Period End
Securities sold under agreements to repurchase	$18,121	$39,810	3.93%
Other short-term borrowings	-	22,210	4.71%
Total	$18,121	$62,020	3.93%

	December 31, 2024
(In Thousands)	Ending Balance	Maximum Month End Balance	Weighted Average Rate At Period End
Securities sold under agreements to repurchase	$49,806	$185,680	3.76%
Other short-term borrowings	18,582	34,000	4.71%
Total	$68,388	$219,680	4.02%

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

The remaining contractual maturity of repurchase agreements in the Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024 is presented in the following tables:

	Remaining Contractual Maturity of the Agreements
	Overnight and	Up to 30		Greater than 90
(In Thousands)	Continuous	Days	30-90 Days	Days	Total
June 30, 2025
Securities sold under agreements to repurchase:
Obligation of U.S. Government Corporations and Agencies:
Mortgage-backed	$12,696	$-	$-	$-	$12,696
Collateralized mortgage obligations	-	-	-	-	-
Other	-	1,414	1,176	2,196	4,786
Obligation of state and political subdivisions	639	-	-	-	639
Total borrowings	$13,335	$1,414	$1,176	$2,196	$18,121

Gross amount of recognized liabilities for repurchase agreements					$18,121
Amounts related to agreements not included in offsetting disclosure above					$-

	Remaining Contractual Maturity of the Agreements
	Overnight and	Up to 30		Greater than 90
(In Thousands)	Continuous	Days	30-90 Days	Days	Total
December 31, 2024
Securities sold under agreements to repurchase:
Obligation of U.S. Government Corporations and Agencies:
Mortgage-backed	$37,385	$-	$-	$-	$37,385
Collateralized mortgage obligations	628	-	-	-	628
Other	4,511	600	-	4,088	9,199
Obligation of state and political subdivisions	2,594	-	-	-	2,594
Total borrowings	$45,118	$600	$-	$4,088	$49,806

Gross amount of recognized liabilities for repurchase agreements					$49,806
Amounts related to agreements not included in offsetting disclosure above					$-

The fair value of securities pledged to secure repurchase agreements may decline. The Corporation manages this risk by having a policy to pledge securities valued at 110% of the gross outstanding balance of repurchase agreements. Securities sold under agreements to repurchase are secured by securities with a carrying amount of $21,257,000 and $60,099,000 at June 30, 2025 and December 31, 2024, respectively.

Long-Term Borrowings

Long-term FHLB borrowings consisted of the following at June 30, 2025 and December 31, 2024:

(In Thousands)	June 30, 2025	December 31, 2024
Loan maturing in 2025 with a rate of 4.92%	$5,000	$15,208
Loans maturing in 2026 with a weighted-average rate of 4.05%	15,359	15,359
Loans maturing in 2027 with a weighted-average rate of 3.93%	15,417	15,417
Loans maturing in 2028 with a weighted-average rate of 3.85%	10,209	10,225
Total long-term FHLB borrowings; weighted-average rate of 4.06%	45,985	56,209
Unamortized fair value adjustments	(534)	(673)
Total long-term borrowings	$45,451	$55,536

Note: Weighted-average rates are presented as of June 30, 2025.

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

The following table presents the assets reported on the Consolidated Balance Sheets at their fair value on a recurring basis as of June 30, 2025 and December 31, 2024, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	June 30, 2025
(In Thousands)	Level I	Level II	Level III	Total
Obligation of US Government Corporations and Agencies
Mortgage-backed	$-	$146,824	$-	$146,824
Collateralized mortgage obligations	-	6,676	-	6,676
Other	-	57,672	-	57,672
Obligations of state and political subdivisions	-	81,307	-	81,307
Other debt securities	-	285	-	285
Total available-for-sale debt securities	$-	$292,764	$-	$292,764

Marketable equity securities	$1,335	$-	$-	$1,335

Real estate loans held for sale	$-	$2,719	$-	$2,719

	December 31, 2024
(In Thousands)	Level I	Level II	Level III	Total
Obligation of US Government Corporations and Agencies
Mortgage-backed	$-	$113,707	$-	$113,707
Collateralized mortgage obligations	-	7,046	-	7,046
Other	-	119,454	-	119,454
Obligations of state and political subdivisions	-	82,762	-	82,762
Other debt securities	-	279	-	279
Total available-for-sale debt securities	$-	$323,248	$-	$323,248

Marketable equity securities	$1,355	$-	$-	$1,355

Real estate loans held for sale	$-	$1,691	$-	$1,691

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

The following table presents the assets measured on a nonrecurring basis on the Consolidated Balance Sheets at their fair value as of June 30, 2025 and December 31, 2024, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	June 30, 2025
(In Thousands)	Level I	Level II	Level III	Total
Assets Measured on a Non-recurring Basis:
Loans individually evaluated for credit loss	$-	$-	$7,981	$7,981
Foreclosed assets held for sale	-	-	70	70
Total nonrecurring fair value measurements	$-	$-	$8,051	$8,051

	December 31, 2024
(In Thousands)	Level I	Level II	Level III	Total
Assets Measured on a Non-recurring Basis:
Loans individually evaluated for credit loss	$-	$-	$7,398	$7,398
Foreclosed assets held for sale	-	-	70	70
Total nonrecurring fair value measurements	$-	$-	$7,468	$7,468

Loans are individually evaluated for credit loss when they do not share similar risk characteristics as similar loans within their loan pool. Foreclosed assets held for sale consist of real estate acquired by foreclosure. Loans individually evaluated for credit loss are reviewed and evaluated on at least a quarterly basis for individual reserve requirements and adjusted accordingly. The following table provides a listing of significant unobservable inputs used in the fair value measurement process for items valued utilizing level III techniques on a nonrecurring basis as of June 30, 2025 and December 31, 2024:

	June 30, 2025
	Quantitative Information about Level III Fair Value Measurements
(In Thousands)	Fair Value Estimate	Valuation Technique	Unobservable Input	Range	Weighted Average
Loans individually evaluated for credit loss:
Commercial Real Estate	$6,429	Discounted cash flows	Charge-off rates	0-100%	21.33%
Commercial Real Estate	515	Sales comparison	Discount to appraised value	25-31%	25.97%
Residential Real Estate	1,037	Sales comparison	Discount to appraised value	21-48%	30.06%
Total loans individually evaluated for credit loss	$7,981

Foreclosed assets held for sale:
Residential Real Estate	$70	Sales comparison	Discount to appraised value	44.00%	N/A

	December 31, 2024
	Quantitative Information about Level III Fair Value Measurements
(In Thousands)	Fair Value Estimate	Valuation Technique	Unobservable Input	Range	Weighted Average
Loans individually evaluated for credit loss:
Commercial Real Estate	$6,429	Discounted cash flows	Charge-off rates	0-100%	21.25%
Commercial Real Estate	513	Sales comparison	Discount to appraised value	26-31%	26.44%
Residential Real Estate	456	Sales comparison	Discount to appraised value	21-41%	29.40%
Total loans individually evaluated for credit loss	$7,398

Foreclosed assets held for sale:
Residential Real Estate	$70	Sales comparison	Discount to appraised value	30.69%	N/A

At June 30, 2025 and December 31, 2024, the carrying values and fair values of financial instruments that are not recorded at fair value on the Consolidated Balance Sheets are presented in the table below:

	June 30, 2025
	Carrying
(In Thousands)	Amount	Fair Value	Level I	Level II	Level III
Financial assets:
Cash and cash equivalents	$40,712	$40,712	$40,712	$-	$-
Restricted investment in bank stocks, at cost	5,703	5,703	-	5,703	-
Loans, net	1,146,905	1,074,201	-	-	1,074,201
Accrued interest receivable	5,063	5,063	-	5,063
Mortgage servicing rights	1,626	2,001	-	-	2,001

Financial liabilities:
Interest-bearing deposits	$1,088,383	$1,086,378	$-	$721,907	$364,471
Noninterest-bearing deposits	272,680	272,680	-	272,680	-
Short-term borrowings	18,121	18,121	-	18,121	-
Long-term borrowings	45,451	45,308	-	-	45,308
Accrued interest payable	1,778	1,778	-	1,778	-

	December 31, 2024
	Carrying
(In Thousands)	Amount	Fair Value	Level I	Level II	Level III
Financial assets:
Cash and cash equivalents	$17,380	$17,380	$17,380	$-	$-
Restricted investment in bank stocks, at cost	7,095	7,095	-	7,095	-
Loans, net	1,116,079	1,042,090	-	-	1,042,090
Accrued interest receivable	4,850	4,850	-	4,850
Mortgage servicing rights	1,756	2,041	-	-	2,041

Financial liabilities:
Interest-bearing deposits	$1,032,729	$1,031,198	$-	$684,022	$347,176
Noninterest-bearing deposits	259,700	259,700	-	259,700	-
Short-term borrowings	68,388	68,388	-	68,388	-
Long-term borrowings	55,536	55,032	-	-	55,032
Accrued interest payable	1,857	1,857	-	1,857	-

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

The Corporation is in the business of providing customary retail, commercial banking and financial services to individuals, businesses and local governments through its 22 branch offices operated by Journey Bank, the Corporation’s wholly-owned subsidiary. The Corporation’s 22 branch offices are operated in Clinton, Columbia, Lycoming, Montour and Northumberland counties in Northcentral Pennsylvania.

CAUTIONARY STATEMENT

Certain statements in this section and elsewhere in this Quarterly Report on Form 10-Q, other periodic reports filed by us under the Securities Exchange Act of 1934, as amended, and any other written or oral statements made by or on behalf of us may include “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 which reflect our current views with respect to future events and financial performance. Such forward looking statements are based on general assumptions and are subject to various risks, uncertainties, and other factors that may cause actual results to differ materially from the views, beliefs and projections expressed in such statements. These risks, uncertainties and other factors include, but are not limited to:

●	Our business and financial results are affected by business and economic conditions, both generally and specifically in the mostly Northcentral Pennsylvania market in which we operate.

●	Changes in interest rates and valuations in the debt, equity and other financial markets.

●	Disruptions in the liquidity and other functioning of financial markets, including such disruptions in the market for real estate and other assets commonly securing financial products.

●	Actions by the Federal Reserve Board and other government agencies, including those that impact money supply and market interest rates.

●	Changes in our customers’ and suppliers’ performance in general and their creditworthiness in particular.

●	Changes in customer preferences and behavior, whether as a result of changing business and economic conditions or other factors.

●	A continuation of recent turbulence in significant segments of the United States and global financial markets, particularly if it worsens, could impact our performance, both directly by affecting our revenues and the value of our assets and liabilities and indirectly by affecting our customers and suppliers and the economy generally.

●	Our business and financial performance could be impacted as the financial industry restructures in the current environment by changes in the competitive landscape.

●	Given current economic and financial market conditions, our forward-looking statements are subject to the risk that these conditions will be substantially different than we are currently expecting.

●	Legal and regulatory developments could have an impact on our ability to operate our businesses or our financial condition or results of operations or our competitive position or reputation. Reputational impacts, in turn, could affect matters such as business generation and retention, our ability to attract and retain management, liquidity and funding. These legal and regulatory developments could include: (a) the unfavorable resolution of legal proceedings or regulatory and other governmental inquiries; (b) increased litigation risk from recent regulatory and other governmental developments; (c) the results of the regulatory examination process, and regulators’ future use of supervisory and enforcement tools; (d) legislative and regulatory reforms, including changes to laws and regulations involving tax, pension, education and mortgage lending, the protection of confidential customer information, and other aspects of the financial institution industry; (e) the potential impact of new broad-based tariffs which may cause economic uncertainty and in turn influence profitability and asset quality; and (f) changes in accounting policies and principles.

●	Our business and operating results are affected by our ability to identify and effectively manage risks inherent in our businesses, including, where appropriate, through the effective use of third-party insurance and capital management techniques.

●	Our ability to anticipate and respond to technological changes can have an impact on our ability to respond to customer needs and to meet competitive demands.

●	Our ability to implement our business initiatives and strategies could affect our financial performance over the next several years.

●	Competition can have an impact on customer acquisition, growth and retention, as well as on our credit spreads and product pricing, which can affect market share, deposits and revenues.

●	Our business and operating results can also be affected by widespread natural disasters, terrorist activities or international hostilities, either as a result of the impact on the economy and capital and other financial markets generally or on us or on our customers and suppliers.

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

The Corporation defines its critical accounting policies in accordance with U.S. GAAP. U.S. GAAP requires the Corporation to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on its financial condition and results of operations, as well as the specific manner in which those principles are applied. Application of assumptions different than those used by the Corporation could result in material changes in the Corporation’s financial position or results of operations. The Corporation believes its policies governing the determination of the allowance for credit losses, the fair value of available-for-sale debt securities and the fair values of assets acquired and liabilities assumed in business combinations are critical accounting policies. The Corporation’s management has reviewed and approved these critical accounting policies and has discussed these policies with its Audit Committee. The Corporation believes the critical accounting policies used in the preparation of its financial statements that require significant estimates and judgments are as follows:

Allowance for Credit Losses (ACL) – Loans

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 326, Financial Instruments – Credit Losses, provides guidance on the accounting for credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. ASC 326 requires consideration of a broad range of reasonable and supportable information to form credit loss estimates in an effort to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit. Commonly referred to as Current Expected Credit Losses (“CECL”), ASC 326 requires a financial asset (or a group of financial assets) to be measured at an amortized cost basis and presented at the net amount expected to be collected. ASC 326 affects financial assets and net investment in leases that are not accounted for at fair value through net income, including such financial assets as loans, debt securities, trade receivables, net investments in leases, off-balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash.

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

Although the Corporation’s management uses the best information available, the level of the ACL remains an estimate which is subject to significant judgment and short-term change which could have a significant impact on the Corporation’s financial condition or results of operations. From January 1, 2025 to June 30, 2025, the level of the ACL increased from $9.9 million to $10.2 million and the ACL to total loans remained consistent at 0.88%. The Corporation’s ACL is highly sensitive to the methods, assumptions and estimates underlying its calculation. See Note 3 “Loans and Allowance for Credit Losses” within the Corporation’s Notes to the Unaudited Consolidated Financial Statements which are included in Part I of this Quarterly Report on Form 10-Q for additional qualitative and quantitative information about the Corporation’s ACL.

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

Business Combinations

Business combinations are accounted for by applying the acquisition method. As of acquisition date, the identifiable assets acquired and liabilities assumed are measured at fair value and recognized separately from goodwill. Results of operations of the acquired entity are included in the consolidated statement of income from the date of acquisition. The calculation of intangible assets including core deposits and the fair value of loans are based on significant judgements. Core deposit intangibles are calculated using a discounted cash flow model based on various factors including discount rate, attrition rate, interest rate, cost of alternative funds and net maintenance costs. Core deposit intangibles are amortized over the expected life of each acquired cored deposit type, discounted at a long-term market oriented after-tax rate of return. Loans acquired in connection with acquisitions are recorded at their acquisition-date fair value. Determining the fair value of the acquired loans involves estimating the principal and interest cash flows expected to be collected on the loans and discounting those cash flows at a market rate of interest. Management considers a number of factors in evaluating the acquisition-date fair value including the remaining life of the acquired loans, delinquency status, estimated prepayments, payment options and other loan features, internal risk grade, estimated value of the underlying collateral and interest rate environment.

FINANCIAL CONDITION

Total assets at June 30, 2025, were $1.616 billion, an increase of $20.3 million, or 1.3% from $1.596 billion at December 31, 2024. The change in total assets primarily reflects increases in cash and cash equivalents and loans receivable, partially offset by a decrease in available-for-sale debt securities. Cash and cash equivalents increased $23.3 million and gross loans receivable increased $31.1 million. Available-for-sale debt securities decreased $30.5 million. Total liabilities at June 30, 2025, were $1.440 billion, an increase of $10.4 million, or 0.7% from $1.430 billion at December 31, 2024. Deposit balances increased by $68.6 million, short-term borrowings decreased $50.3 million and long-term borrowings decreased $10.1 million since December 31, 2024.

Total average assets increased 1.9% from $1.579 billion for the three months ended June 30, 2024, to $1.609 billion for the three months ended June 30, 2025. Average earning assets were $1.501 billion for the three months ended June 30, 2025 and $1.483 billion for the three months ended June 30, 2024. Average interest-bearing liabilities were $1.147 billion for the three months ended June 30, 2025 and $1.150 billion for the three months ended June 30, 2024.

Total average assets increased 1.3% from $1.585 billion for the six months ended June 30, 2024, to $1.605 billion for the six months ended June 30, 2025. Average earning assets were $1.500 billion for the six months ended June 30, 2025 and $1.488 billion for the six months ended June 30, 2024. Average interest-bearing liabilities were $1.150 billion for the six months ended June 30, 2025 and $1.161 billion for the six months ended June 30, 2024.

Cash and cash equivalents increased $23.3 million or 134.2% from $17.4 million at December 31, 2024 to $40.7 million at June 30, 2025. This increase is primarily related to increased correspondent bank balances resulting from cash flows from available-for-sale debt securities activity during the six months ended June 30, 2025.

Gross loans receivable not held for sale increased $31.1 million or 2.8% to $1.157 billion at June 30, 2025 from $1.126 billion at December 31, 2024. This increase is related to strong loan demand during the six months ended June 30, 2025.

Available-for-sale debt securities decreased $30.5 million to $292.8 million at June 30, 2025 from $323.2 million at December 31, 2024. The Corporation received proceeds from sales, paydowns, calls and maturities of available-for-sale debt securities of $73.6 million during the six months ended June 30, 2025. Partially offsetting this activity were purchases of $37.2 million and an increase in fair value of available-for-sale debt securities of $5.4 million for the six months ended June 30, 2025.

Interest-bearing deposits increased $55.7 million to $1.088 billion at June 30, 2025 from $1.033 billion at December 31, 2024. Noninterest-bearing deposits increased 5.0% from $259.7 million at December 31, 2024 to $272.7 million at June 30, 2025. The increase in total deposits during the six months ended June 30, 2025 was a result of strong organic deposit growth in combination with a strategic initiative to reposition customer repurchase agreements, which are classified as short-term borrowings, into core deposit accounts.

Short-term borrowings decreased $50.3 million to $18.1 million at June 30, 2025 from $68.4 million at December 31, 2024. This change was primarily related to the migration of customer repurchase agreements described above as well as a paydown in short-term FHLB borrowings during the six months ended June 30, 2025.

Long-term borrowings were $45.5 million at June 30, 2025 compared to $55.5 million at December 31, 2024. This decrease is primarily related to $10.2 million in repayments on long-term borrowings during the six months ended June 30, 2025.

Total stockholder’s equity increased by $9.9 million, or 5.9%, from $166.4 million at December 31, 2024, to $176.3 million at June 30, 2025. This increase is primarily attributable to earnings, net of cash dividends, along with a decrease in accumulated other comprehensive loss due to changes in the fair values of available-for-sale debt securities. Accumulated other comprehensive loss amounted to $9.3 million as of June 30, 2025 and $13.9 million as of December 31, 2024.

The loan-to-deposit ratio is a key measurement of liquidity. Our loan-to-deposit ratio decreased from 86.4% as of December 31, 2024 to 84.3% as of June 30, 2025 due to the asset/liability mix changes noted above, and remains within internal policy limits.

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

Securities

The Corporation’s investment securities portfolio provides a source of liquidity needed to meet expected loan demand and interest income to increase profitability. Additionally, the investment securities portfolio is used to meet pledging requirements to secure public deposits, customer repurchase agreements and for other purposes. Debt securities are classified as either available-for-sale or held-to-maturity at the time of purchase based on management’s intent. Available-for-sale securities are carried at fair value, with unrealized holding gains and losses reported as a component of stockholders’ equity in accumulated other comprehensive income (loss), net of tax, while held-to-maturity securities are carried at amortized cost. At June 30, 2025 and December 31, 2024, all debt securities were classified as available-for-sale. Equity securities with readily determinable fair values are carried at fair value, with gains and losses due to fluctuations in market value included in the Consolidated Statements of Income. Securities with limited marketability and/or restrictions, such as FHLB of Pittsburgh stock, are carried at cost. Decisions to purchase or sell investment securities are based upon management’s current assessment of long and short-term economic and financial conditions, including the interest rate environment and asset/liability management, liquidity and tax-planning strategies.

At June 30, 2025, the investment portfolio was comprised principally of available-for-sale debt securities including, fixed-rate, taxable and tax-exempt obligations of state and political subdivisions and fixed-rate and floating-rate securities issued by U.S. government or U.S. government-sponsored agencies, which include agencies, mortgage-backed securities and collateralized mortgage obligations, or CMOs. Additionally, the Corporation holds equity investments in the stock of certain publicly traded bank holding companies. Except for U.S. government and government-sponsored agencies, there were no securities of any individual issuer that exceeded 10.0% of stockholders’ equity as of June 30, 2025.

The majority of the Corporation’s debt securities are fixed-rate instruments and inherently subject to interest rate risk, as the value of fixed-rate securities fluctuates with changes in interest rates. Generally, a security’s value reacts inversely with changes in interest rates. Available-for-sale securities are carried at fair value, with unrealized gains or losses reported in the accumulated other comprehensive income or loss component of stockholder’s equity, net of deferred income taxes. At June 30, 2025, the Corporation reported a net unrealized loss, included in accumulated other comprehensive loss, of $9.3 million, net of deferred income taxes of $2.5 million, a decrease of $4.6 million compared to the net unrealized holding loss of $13.9 million, net of deferred income taxes of $3.7 million, at December 31, 2024. Any future changes in interest rates could result in changes in the fair value of the Corporation’s securities portfolio and capital position. However, accumulated other comprehensive income and loss related to available-for-sale debt securities is excluded from regulatory capital and does not have an impact on the Corporation’s regulatory capital ratios.

The following table presents the carrying value of available-for-sale debt securities, at fair value at June 30, 2025 and December 31, 2024:

	June 30, 2025		December 31, 2024
	Amortized	Fair	Amortized	Fair
(In Thousands)	Cost	Value	Cost	Value
AVAILABLE-FOR-SALE DEBT SECURITIES:
Obligation of U.S.Government Corporations and Agencies:
Mortgage-backed	$157,133	$146,824	$128,631	$113,707
Collateralized mortgage obligations	6,248	6,676	6,752	7,046
Other	59,500	57,672	123,500	119,454
Obligations of state and political subdivisions	81,368	81,307	81,680	82,762
Other debt securities	278	285	274	279
Total available-for-sale debt securities	$304,527	$292,764	$340,837	$323,248

Aggregate Unrealized Loss		$(11,763)		$(17,589)
Aggregate Unrealized Loss as a % of Amortized Cost		(3.9%)		(5.2%)

The following table presents the weighted-average yields on available-for-sale debt securities by major category and maturity period at June 30, 2025. Yields are calculated on the basis of the amortized cost and weighted for the scheduled maturity of each security. Because mortgage-backed securities and collateralized mortgage obligations are not due at a single maturity date, they are not included in the maturity categories in the following summary.

	Within		One-		Five-		After
	One		Five		Ten		Ten
(Dollars In Thousands)	Year	Yield	Years	Yield	Years	Yield	Years	Yield	Total	Yield
AVAILABLE-FOR-SALE DEBT SECURITIES:
Obligation of U.S. Government Corporations and Agencies:
Other	$23,000	1.00%	$36,500	1.54%	$-	-	$-	-	$59,500	1.33%
Obligations of state and political subdivisions	1,395	5.06%	6,206	3.86%	29,649	4.35%	44,118	4.55%	81,368	4.43%
Other debt securities	100	5.24%	90	5.78%	88	5.00%	-	-	278	5.34%
Sub-total	$24,495	1.64%	$42,796	2.08%	$29,737	4.63%	$44,118	4.55%	$141,146	3.31%

Mortgage-backed securities									157,133	2.75%
Collateralized mortgage obligations									6,248	5.45%
Total									$304,527	2.98%

Marketable Equity Securities

At June 30, 2025 and and December 31, 2024, the Corporation held $1.3 and $1.4 million, respectively, in equity securities recorded at fair value. The following is a summary of unrealized and realized gains and losses recognized in net income on equity securities during the three and six months ended June 30, 2025 and 2024:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(In Thousands)	2025	2024	2025	2024
Net gains (losses) recognized during the period on marketable equity securities	$14	$(38)	$(20)	$(155)

Less: Net gains (losses) recognized during the period on marketable equity securities sold during the period	-	-	-	-

Unrealized gains (losses) recognized during the period on marketable equity securities still held at the reporting date	$14	$(38)	$(20)	$(155)

See Note 2 within the Corporation’s Notes to the Unaudited Consolidated Financial Statements which are included in this Quarterly Report on Form 10-Q for more information regarding Corporation’s investment portfolio as of June 30, 2025.

Loans

Gross loans receivable increased 2.8% from $1.126 billion at December 31, 2024 to $1.157 billion at June 30, 2025. The percentage distribution in the loan portfolio is shown in the tables below:

	June 30, 2025		December 31, 2024
(In Thousands)	Amount	%	Amount	%
Commercial and industrial	$94,889	8.2%	$93,445	8.3%
Commercial real estate:
Commercial mortgages	339,074	29.3%	325,882	28.9%
Student housing	47,574	4.1%	45,808	4.1%
Residential real estate	657,082	56.8%	638,952	56.7%
Consumer and other	18,453	1.6%	21,850	1.9%
Gross loans	$1,157,072	100.0%	$1,125,937	100.0%

Loan concentrations are considered to exist when there are amounts loaned to a number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. Our lending activity is heavily concentrated in the geographic market areas we serve. This geographic concentration subjects our loan portfolio to the general economic conditions within the state. The risks created by this concentration have been considered by management and are monitored on an ongoing basis. As of June 30, 2025 and December 31, 2024, there were no concentrations of loans exceeding 10% of total loans other than the categories of loans disclosed in the table above. We believe our loan portfolio is diversified relative to industry concentrations across the various loan portfolio categories.

Banking regulators have established guidelines of less than 100% of tier 1 capital plus allowance for credit losses in construction lending and less than 300% of tier 1 capital plus allowance for credit losses in commercial real estate lending that management monitors as part of the risk management process. The construction concentration ratio is a percentage of the outstanding construction and land development loans to total tier 1 capital plus allowance for credit losses. The commercial real estate concentration ratio is a percentage of the outstanding balance of non-owner occupied commercial real estate, multifamily, and construction and land development loans to tier 1 capital plus allowance for credit losses. At June 30, 2025 and December 31, 2024, the Bank’s exposure to commercial real estate was well below these guidelines.

As of June 30, 2025, commercial real estate loans totaled $386.7 million or 33.4% of total gross loans. Of this amount commercial mortgage loans represented $339.1 million or 29.3% of total gross loans and student housing loans represented $47.6 million or 4.1% of total gross loans. The following table presents the distribution of commercial mortgage loans and related percentage of the total loan portfolio as of June 30, 2025 and December 31, 2024:

	June 30, 2025		December 31, 2024
(In Thousands)	Amount	%	Amount	%
Commercial real estate:
Commercial mortgages:
Commercial construction	$24,114	2.1%	$24,664	2.2%
Multifamily	73,677	6.4%	74,463	6.6%
Owner occupied nonfarm nonresidential	110,420	9.5%	101,697	9.0%
Non-owner occupied nonfarm nonresidential	91,076	7.9%	83,882	7.4%
Other commercial	39,787	3.4%	41,176	3.7%
Student housing	47,574	4.1%	45,808	4.1%
Total commercial real estate	$386,648	33.4%	$371,690	33.0%

The following table presents the maturity distribution and interest rate information of the loan portfolio by major category as of June 30, 2025:

	As of June 30, 2025
	Fixed-Rate Loans					Variable- or Adjustable-Rate Loans					All Loans
	1 Year	1-5	5-15	>15		1 Year	1-5	5-15	>15
(In Thousands)	or Less	Years	Years	Years	Total	or Less	Years	Years	Years	Total	Total
Commercial and industrial	$6,011	$19,514	$14,056	$238	$39,819	$14,161	$3,370	$22,806	$14,733	$55,070	$94,889
Commercial real estate:
Commercial mortgages	3,774	4,483	15,883	11,937	36,077	13,296	7,120	67,823	214,758	302,997	339,074
Student housing	1,996	-	2,041	-	4,037	1,685	5,425	15,437	20,990	43,537	47,574
Residential real estate	7,105	9,034	58,465	42,827	117,431	14,319	4,614	51,531	469,187	539,651	657,082
Consumer and other	1,230	5,575	2,120	353	9,278	80	268	3,177	5,650	9,175	18,453
Total	$20,116	$38,606	$92,565	$55,355	$206,642	$43,541	$20,797	$160,774	$725,318	$950,430	$1,157,072

See Note 3 within the Corporation’s Notes to the Unaudited Consolidated Financial Statements which are included in this Quarterly Report on Form 10-Q for more information regarding the Corporation’s loan portfolio as of June 30, 2025.

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

The following table presents information about non-performing assets, as of June 30, 2025 and December 31, 2024:

Non-performing Assets

	June 30,	December 31,
(dollars in thousands)	2025	2024
Non-accrual loans	$13,774	$10,047
Loans past due 90 days or more and still accruing	-	-
Total non-performing loans	13,774	10,047
Foreclosed assets held for sale	70	70
Total non-performing assets	$13,844	$10,117

Non-performing loans as a percentage of total loans, gross	1.19%	0.89%
Non-performing assets as a percentage of total assets	0.86%	0.63%
Allowance for credit losses as a percentage of total loans, gross	0.88%	0.88%
Allowance for credit losses to non-performing assets	73.44%	97.44%

Total non-performing assets amounted to $13,844,000, or 0.86% of total assets at June 30, 2025, as compared to $10,117,000, or 0.63% of total assets at December 31, 2024. For the six months ended June 30, 2025, the Corporation experienced increases in non-accrual loans in all major loan classifications, however, the most significant increases were in commercial real estate and residential real estate loans which increased $1.9 million and $1.4 million, respectively.

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

Management believes it has been conservative in its decisions concerning identification of loans requiring individual evaluation for credit loss, estimates of loss, and nonaccrual status; however, the actual losses realized from these relationships could vary materially from the allowances calculated as of June 30, 2025. Management continues to closely monitor its loan relationships for credit losses and will adjust its estimates of loss and decisions concerning nonaccrual status, if appropriate.

Allowance for Credit Losses

The allowance for credit losses was $10.2 million at June 30, 2025, compared to $9.9 million at December 31, 2024. The allowance equaled 0.88% of total loans, net of unearned fees and costs and unamortized fair value adjustments, at June 30, 2025 and December 31, 2024. The allowance for credit losses is analyzed quarterly and reviewed by the Corporation’s Board of Directors. Regular loan meetings with the Corporation’s Board of Directors reviewed new loans over specified thresholds. Delinquent loans, loan exceptions and certain large loans are addressed by the full Board no less than monthly to determine compliance with policies.

The following tables present the allocation of the allowance for credit losses as of June 30, 2025 and December 31, 2024:

	June 30, 2025			December 31, 2024
(dollars in thousands)	Allowance for Credit Losses	Percent of Allowance	Percent of Loans to Gross Loans	Allowance for Credit Losses	Percent of Allowance	Percent of Loans to Gross Loans
Commercial and industrial	$1,437	14.1%	8.2%	$931	9.4%	8.3%
Commercial real estate	6,407	63.0%	33.4%	6,869	69.7%	33.0%
Residential real estate	2,191	21.6%	56.8%	1,850	18.8%	56.7%
Consumer and other	132	1.3%	1.6%	208	2.1%	1.9%
Total	$10,167	100.0%	100.0%	$9,858	100.0%	100.0%

The most significant changes in the allowance for credit losses on an individual segment basis from December 31, 2024 to June 30, 2025 include an increase in commercial and industrial loans from $931,000, or 9.4% of the total allowance, at December 31, 2024 to $1,437,000, or 14.1% of the total allowance, at June 30, 2025, as well a decrease in commercial real estate loans from $6,869,000, or 69.7% of the total allowance, at December 31, 2024 to $6,407,000, or 63.0% of the total allowance, at June 30, 2025. The increase for commercial and industrial loans includes the impact of increases in non-accrual loans which impacted probability of default calculations and changes in qualitative factors related to the nature of the loan portfolio, volume and severity of past due loans, loan grade migration, changes in lending staff, changes in lending policies and procedures and forecasted economic conditions. The decrease for commercial real estate loans includes the impact of lower individually evaluated allowances related to student housing loans due to a decrease in loan balances as well as an increase in the volume of collateral dependent loans with no allowance required due to higher overall nonperforming commercial real estate loan balances at June 30, 2025.

See Note 3 within the Corporation’s Notes to the Unaudited Consolidated Financial Statements which are included in this Quarterly Report on Form 10-Q for more information regarding the Corporation’s allowance for credit losses as of June 30, 2025.

Deposits

Deposits are the primary source of funds for the Corporation’s lending and investing activities. The Corporation provides a range of deposit services to businesses and individuals, including noninterest-bearing checking accounts, interest-bearing checking accounts, savings accounts, money market accounts and time deposits. These accounts generally earn interest at rates the Corporation establishes based on market factors and the anticipated amount and timing of funding needs. The establishment or continuity of a core deposit relationship can be a factor in loan pricing decisions. While the Corporation’s primary focus is on establishing customer relationships to attract core deposits, at times, the Corporation may use brokered deposits and other wholesale deposits to supplement its funding sources. As of June 30, 2025, the Corporation held no brokered deposits.

The following tables summarize the average balances outstanding and average interest rates for each major category of deposits for the three and six months ended June 30, 2025 and 2024, respectively:

	For the Three Months Ended
	June 30, 2025		June 30, 2024
	Average	Average	Average	Average	Balance Change
(In Thousands)	Balance	Rate	Balance	Rate	Amount	%
Non-interest bearing	$272,897	-%	$262,331	-%	$10,566	4.0%
Savings	196,194	0.03	200,228	0.03	(4,034)	(2.0)
Interest-bearing demand deposits	411,546	2.27	315,705	2.04	95,841	30.4
Money market deposits	103,661	1.92	111,772	2.11	(8,111)	(7.3)
Time deposits	362,047	3.54	337,968	4.06	24,079	7.1
Total deposits	$1,346,345	1.80%	$1,228,004	1.84%	$118,341	9.6%

	For the Six Months Ended
	June 30, 2025		June 30, 2024
	Average	Average	Average	Average	Balance Change
(In Thousands)	Balance	Rate	Balance	Rate	Amount	%
Non-interest bearing	$268,679	-%	$258,230	-%	$10,449	4.0%
Savings	194,920	0.03	201,616	0.03	(6,696)	(3.3)
Interest-bearing demand deposits	402,655	2.24	286,748	1.68	115,907	40.4
Money market deposits	103,631	1.88	107,934	2.00	(4,303)	(4.0)
Time deposits	358,362	3.59	335,922	4.02	22,440	6.7
Total deposits	$1,328,247	1.80%	$1,190,450	1.73%	$137,797	11.6%

The Corporation believes its deposit product offerings are properly structured to attract and retain core low-cost deposit relationships. The average cost of interest-bearing deposits for the three and six months ended June 30, 2025 was 2.26% and 2.25%, respectively. The average cost of interest-bearing deposits for the three and six months ended June 30, 2024 was 2.34% and 2.20%, respectively.

At June 30, 2025, estimated uninsured deposits, or the portion of deposit accounts which exceeded the Federal Deposit Corporation insurance limit, totaled $359.4 million. Of this amount, $143.9 million was collateralized by securities pledged by the Corporation or letters of credit issued through the Federal Home Loan Bank of Pittsburgh. Time deposits of $250,000 or more totaled approximately $101.1 million at June 30, 2025.

See Note 4 within the Corporation’s Notes to the Unaudited Consolidated Financial Statements which are included in this Quarterly Report on Form 10-Q for more information regarding the Corporation’s deposits as of June 30, 2025.

Borrowings

Short-term borrowings consist primarily of securities sold under agreements to repurchase and periodic overnight or short-term Federal Home Loan Bank advances. Average short-term borrowings amounted to 2.2% and 10.3% of total interest-bearing liabilities for the three months ended June 30, 2025 and 2024, respectively, and 3.4% and 13.8% of total interest-bearing liabilities for the six months ended June 30, 2025 and 2024, respectively. These changes were primarily related to the migration of customer repurchase agreements as well as a paydown in short-term FHLB borrowings during 2024 and 2025.

Long-term borrowings consist of advances due to the FHLB - Pittsburgh. Under terms of a blanket agreement, the loans are secured by certain qualifying assets of the Bank which consist principally of first mortgage loans. The carrying value of these collateralized items was $846.2 million at June 30, 2025. The Bank has lines of credit with the Federal Reserve Bank Discount Window, FHLB – Pittsburgh, and Atlantic Community Bankers Bank in the aggregate amount of $604.6 million at June 30, 2025. The unused portion of these lines of credit was $541.3 million at June 30, 2025.

See Note 5 within the Corporation’s Notes to the Unaudited Consolidated Financial Statements which are included in this Quarterly Report on Form 10-Q for more information regarding the Corporation’s borrowings as of June 30, 2025.

Capital Resources

Management believes, as of June 30, 2025, that Journey Bank meets all capital adequacy requirements to which it is subject. Management annually performs stress testing on its regulatory capital levels and expects Journey Bank to maintain capital levels that exceed the regulatory standards for well-capitalized institutions for the next 12 months and for the foreseeable future.

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

The following table reflects the Bank’s actual capital amounts and ratios at June 30, 2025 and December 31, 2024:

	Journey Bank		Minimum Required For Capital Adequacy Purposes	Minimum Required For Capital Adequacy Purposes with Conservation Buffer	Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations
(Dollars in Thousands)	Amount	Ratio	Ratio	Ratio	Ratio
June 30, 2025
Total capital (to risk-weighted assets)	$159,263	16.33%	8.00%	10.50%	10.00%

Tier I capital (to risk-weighted assets)	149,542	15.33%	6.00%	8.50%	8.00%

Tier I common equity (to risk-weighted assets)	149,542	15.33%	4.50%	7.00%	6.50%

Tier I capital (to average assets)	149,542	9.43%	4.00%	4.00%	5.00%

Total risk-weighted assets	975,502

Total average assets	1,585,433

	Journey Bank		Minimum Required For Capital Adequacy Purposes	Minimum Required For Capital Adequacy Purposes with Conservation Buffer	Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations
(Dollars in Thousands)	Amount	Ratio	Ratio	Ratio	Ratio
December 31, 2024
Total capital (to risk-weighted assets)	$152,703	16.03%	8.00%	10.50%	10.00%

Tier I capital (to risk-weighted assets)	143,417	15.06%	6.00%	8.50%	8.00%

Tier I common equity (to risk-weighted assets)	143,417	15.06%	4.50%	7.00%	6.50%

Tier I capital (to average assets)	143,417	9.10%	4.00%	4.00%	5.00%

Total risk-weighted assets	952,452

Total average assets	1,576,746

RESULTS OF OPERATIONS

Net income for the three months ended June 30, 2025 was $5,768,000, or $1.63 per share, compared to $4,707,000, or $1.32 per share, for the three months ended June 30, 2024. Net income for the six months ended June 30, 2025 was $10,113,000, or $2.86 per share compared to $8,743,000, or $2.45 per share for the same period in 2024. The increase in net income for the three and six months ended June 30, 2025, compared to the same periods in 2024, was primarily attributable to a significant increase in net interest income, partially offset by an increase in non-interest expense.

Net interest income increased $2.4 million, or 19.8% to $14.8 million for the three months ended June 30, 2025, from $12.4 million for the same period in 2024. Non-interest income was $2.2 million for the three months ended June 30, 2025, a decrease of $0.2 million, or 7.5%, from $2.4 million for the same period in 2024, which primarily related to realized losses on available-for-sale debt securities, net, partially offset by increases in brokerage income, trust income and gains on marketable equity securities. Non-interest expense was $9.9 million for the three months ended June 30, 2025, an increase of $0.7 million, or 7.2%, from $9.2 million for the same period in 2024, which was primarily related to increases in salaries and employee benefits and data processing and telecommunications expenses, partially offset by a decrease in merger-related expenses.

For the three and six months ended June 30, 2025, the annualized return on average assets was 1.44% and 1.27%, respectively, compared to 1.20% and 1.11%, respectively, for the comparable periods of 2024. The annualized return on average equity was 13.33% and 11.85%, respectively, for the three and six months ended June 30, 2025, compared to 12.28% and 11.40%, respectively, for the comparable periods of 2024. For the three-months ended June 30, 2025 the Corporation declared and paid dividends to holders of common stock of $0.95 per share, which includes the impact of a special one-time cash dividend of $0.50 per share, as compared to $0.44 for the same period of 2024. For the six-months ended June 30, 2025 the Corporation declared and paid dividends to holders of common stock of $1.40 per share, as compared to $0.88 for the same period of 2024.

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

Tax-equivalent net interest income increased $2.5 million, or 19.6%, to $15.1 million for the three months ended June 30, 2025 compared to $12.6 million for the same period in 2024. The increase in tax-equivalent net interest income was due to an increase in tax-equivalent interest income reflecting higher earning asset volumes and yields, along with a decrease in interest expense which resulted primarily from a significant decrease in average borrowings coupled with a decrease in the average rate paid on total interest-bearing liabilities. Tax-equivalent net interest margin, a key measurement used in the banking industry to measure income from earning assets relative to the cost to fund those assets, is calculated by dividing tax-equivalent net interest income by average interest-earning assets. The Corporation’s tax-equivalent net interest margin increased 61 basis points to 4.04% for the three months ended June 30, 2025 compared to 3.43% for the same period of 2024, which was largely caused by increases in yields on earning assets along with a decrease in total in cost of funds. Additionally, interest rate spread, the difference between the average yield on interest-earning assets, shown on a fully tax-equivalent basis, and the average cost of interest-bearing liabilities, increased 66 basis points to 3.47% for the three months ended June 30, 2025 compared to 2.81% for the same period in 2024.

Tax-equivalent interest income increased $1.5 million, or 7.3%, to $22.0 million for the three months ended June 30, 2025 from $20.5 million for the same period in 2024, which was largely caused by growth in average earning assets, coupled with an increase in the tax-equivalent yield on average earning assets. Average earning assets increased $18.5 million, or 1.2%, to $1.501 billion for the three months ended June 30, 2025 from $1.483 billion for the same period in 2024, resulting in a corresponding increase to tax-equivalent interest income of $0.7 million. Specifically, average loans increased $51.6 million, or 4.6%, to $1.161 billion for the three months ended June 30, 2025 from $1.110 billion for the same period in 2024, which reflected strong organic loan growth. Total investment securities averaged $330.4 million for the three months ended June 30, 2025, a decrease of $37.8 million, or 10.3%, compared to $368.2 million for the same period in 2024, which contributed to a net decrease of $0.2 million in tax-equivalent interest income. The tax-equivalent yield on earning assets increased 32 basis points to 5.87% for the three months ended June 30, 2025 from 5.55% for the same period in 2024, which resulted in a corresponding increase in tax-equivalent interest income of $0.8 million. The Corporation’s tax-equivalent yield on loans increased 9 basis points to 6.67% for the three months ended June 30, 2025 compared to 6.58% for the same period in 2024, resulting in a corresponding increase in tax-equivalent interest income of $0.3 million, due primarily to the origination of new loans at higher yields and the continued repricing of existing variable rate loans in the Corporation’s portfolio. Meanwhile, the tax-equivalent yield on investment securities increased 62 basis points to 3.08% for the three months ended June 30, 2025 from 2.46% for the same period in 2024 and caused a corresponding increase to tax-equivalent interest income of $0.4 million.

Interest expense decreased $0.9 million, or 12.5%, to $6.9 million for the three months ended June 30, 2025 from $7.8 million for the same period in 2024, which was primarily from a significant decrease in average borrowings, coupled with a lower overall cost of funds. Average borrowed funds, which is largely comprised of customer repurchase agreements and FHLB of Pittsburgh advances, averaged $73.1 million for the three months ended June 30, 2025, a decrease of $111.3 million from $184.4 million for the same period in 2024. Lower volumes of average borrowed funds resulted in a corresponding decrease in interest expense of $1.4 million. Total average interest-bearing deposits increased $107.8 million, or 11.2%, to $1.073 billion for the three months ended June 30, 2025, compared to $965.7 million for the same period in 2024, which resulted in a corresponding increase in interest expense of $0.8 million. For the three months ended June 30, 2025, the Corporation’s cost of funds decreased 34 basis points to 2.40% from 2.74% for the same period in 2024. The average rate paid on total borrowings decreased 37 basis points to 4.48% for the three months ended June 30, 2025 from 4.85% for the same period in 2024, which resulted in a corresponding decrease in interest expense of $0.1 million. The average rate paid on total interest-bearing deposits decreased 8 basis points to 2.26% for the three months ended June 30, 2025 from 2.34% for the same period in 2024, which resulted in a corresponding decrease in interest expense of $0.3 million.

On a year-to-date basis, tax equivalent net interest income increased $4.4 million, or 17.9%, to $29.3 million for the six months ended June 30, 2025, from $24.9 million for the comparable period of 2024. The increase in tax-equivalent net interest income for the year-to-date period was largely due to a $2.5 million, or 6.1%, increase in tax equivalent interest income, to $43.1 million, from $40.6 million for 2024, combined with a decrease in interest expense of $2.0 million, or 12.4%, to $13.8 million for the six months ended June 30, 2025, from $15.8 million for the six months ended June 30, 2024. Similar to the quarterly period, the $2.5 million or 6.1%, increase in year-to-date tax equivalent interest income was primarily due to higher earning-asset yields, coupled with an increase in average earning assets balances. The tax-equivalent yield on average earning assets increased 31 basis points to 5.80% for the six months ended June 30, 2025 from 5.49% for the same period in 2024, which resulted in a corresponding increase of $1.1 million to tax-equivalent interest income. The tax-equivalent yield on loans increased 12 basis points, while the tax-equivalent yield on investments increased 43 basis points comparing the year-to-date periods of 2025 and 2024, which resulted in corresponding increases in tax-equivalent interest income of $0.6 million and $0.6 million, respectively. Regarding earning-asset volumes, total average earning assets increased $12.3 million, or 0.8%, to $1.500 billion for the six months ended June 30, 2025, from $1.488 billion for the same period of 2024, which resulted in a corresponding increase in tax-equivalent interest income of $1.4 million. Similar to the quarterly period, this was primarily due to an increase in average total loans which increased $51.5 million, or 4.7%, to $1.156 billion for the six months ended June 30, 2025, from $1.104 billion for the same comparable period of 2024, which was primarily as a result of strong organic loan demand. This increase resulted in a corresponding increase in tax-equivalent interest income of $1.7 million.

The $2.0 million, or 12.4%, decrease in year-to-date interest expense was largely due to a significant decrease in average total borrowings. Average borrowed funds averaged $90.4 million for the six months ended June 30, 2025, a decrease of $138.1 million from $228.5 million for the same period in 2024. Lower volumes of average borrowed funds resulted in a corresponding decrease in interest expense of $3.6 million. This decrease was partially offset by an increase in interest-bearing deposit volumes. Comparing the year-to-date periods of 2025 and 2024, average interest-bearing deposits increased $127.3 million, or 13.7%, to $1.060 billion from $932.2 million, respectively, increasing interest expense by $1.4 million.

The following Average Balance Sheet and Rate Analysis tables presents the average assets, actual income or expense and the average yield on assets, liabilities and stockholders’ equity for the three and six months ended June 30, 2025 and 2024.

AVERAGE BALANCE SHEET AND RATE ANALYSIS

THREE MONTHS ENDED JUNE 30,

	2025			2024
(In Thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS:	(1)			(1)
Tax-exempt loans	$41,433	$522	5.06%	$39,188	$412	4.23%
All other loans	1,120,017	18,805	6.73%	1,070,699	17,741	6.66%
Total loans (2)(3)(4)	1,161,450	19,327	6.67%	1,109,887	18,153	6.58%

Taxable securities	251,586	1,476	2.35%	289,270	1,224	1.70%
Tax-exempt securities (3)	78,782	1,065	5.42%	78,899	1,031	5.26%
Total securities	330,368	2,541	3.08%	368,169	2,255	2.46%

Interest-bearing deposits in other banks	9,478	101	4.27%	4,753	62	5.25%

Total interest-earning assets	1,501,296	21,969	5.87%	1,482,809	20,470	5.55%

Other assets	107,428			95,890

TOTAL ASSETS	$1,608,724			$1,578,699

LIABILITIES:
Savings	$196,194	15	0.03%	$200,228	15	0.03%
Now deposits	411,546	2,334	2.27%	315,705	1,599	2.04%
Money market deposits	103,661	495	1.92%	111,772	586	2.11%
Time deposits	362,047	3,193	3.54%	337,968	3,410	4.06%
Total interest-bearing deposits	1,073,448	6,037	2.26%	965,673	5,610	2.34%

Short-term borrowings	24,870	252	4.06%	118,014	1,427	4.86%
Long-term borrowings	48,237	565	4.70%	66,420	798	4.83%
Total borrowings	73,107	817	4.48%	184,434	2,225	4.85%

Total interest-bearing liabilities	1,146,555	6,854	2.40%	1,150,107	7,835	2.74%

Noninterest-bearing deposits	272,897			262,331
Other liabilities	15,665			12,114
Stockholders’ equity	173,607			154,147
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,608,724			$1,578,699
Interest rate spread (6)			3.47%			2.81%
Net interest income/margin (5)		$15,115	4.04%		$12,635	3.43%

(1)	Average volume information was compared using daily averages for interest-earning and bearing accounts.
(2)	Interest on loans includes loan fee income.
(3)	Tax exempt interest revenue is shown on a tax-equivalent basis using a statutory federal income tax rate of 21 percent for 2025 and 2024.
(4)	Nonaccrual loans have been included with loans for the purpose of analyzing net interest earnings.
(5)	Net interest margin is computed by dividing annualized tax-equivalent net interest income by total interest earning assets.
(6)	Interest rate spread represents the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.

AVERAGE BALANCE SHEET AND RATE ANALYSIS

SIX MONTHS ENDED JUNE 30,

	2025			2024
(In Thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS:	(1)			(1)
Tax-exempt loans	$42,134	$1,020	4.88%	$40,166	$851	4.26%
All other loans	1,113,374	37,089	6.72%	1,063,853	34,997	6.62%
Total loans (2)(3)(4)	1,155,508	38,109	6.65%	1,104,019	35,848	6.53%

Taxable securities	259,197	2,741	2.13%	300,173	2,608	1.75%
Tax-exempt securities (3)	78,927	2,128	5.44%	78,783	2,055	5.25%
Total securities	338,124	4,869	2.90%	378,956	4,663	2.47%

Interest-bearing deposits in other banks	6,538	135	4.16%	4,930	128	5.22%

Total interest-earning assets	1,500,170	43,114	5.80%	1,487,905	40,639	5.49%

Other assets	104,898			96,607

TOTAL ASSETS	$1,605,068			$1,584,512

LIABILITIES:
Savings	$194,920	29	0.03%	$201,616	31	0.03%
Now deposits	402,655	4,473	2.24%	286,748	2,399	1.68%
Money market deposits	103,631	964	1.88%	107,934	1,071	2.00%
Time deposits	358,362	6,372	3.59%	335,922	6,719	4.02%
Total interest-bearing deposits	1,059,568	11,838	2.25%	932,220	10,220	2.20%

Short-term borrowings	39,459	795	4.06%	160,334	3,924	4.92%
Long-term borrowings	50,988	1,194	4.72%	68,151	1,645	4.85%
Total borrowings	90,447	1,989	4.43%	228,485	5,569	4.90%

Total interest-bearing liabilities	1,150,015	13,827	2.42%	1,160,705	15,789	2.74%

Noninterest-bearing deposits	268,679			258,230
Other liabilities	14,241			11,347
Stockholders’ equity	172,133			154,230
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,605,068			$1,584,512
Interest rate spread (6)			3.37%			2.76%
Net interest income/margin (5)		$29,287	3.94%		$24,850	3.36%

(1)	Average volume information was compared using daily averages for interest-earning and bearing accounts.
(2)	Interest on loans includes loan fee income.
(3)	Tax exempt interest revenue is shown on a tax-equivalent basis using a statutory federal income tax rate of 21 percent for 2025 and 2024.
(4)	Nonaccrual loans have been included with loans for the purpose of analyzing net interest earnings.
(5)	Net interest margin is computed by dividing annualized tax-equivalent net interest income by total interest earning assets.
(6)	Interest rate spread represents the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.

Reconcilement of Taxable Equivalent Net Interest Income
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In Thousands)	2025	2024	2025	2024
Total interest income	$21,662	$20,195	$42,503	$40,084
Total interest expense	6,854	7,835	13,827	15,789

Net interest income	14,808	12,360	28,676	24,295
Tax equivalent adjustment	307	275	611	555

Net interest income
(fully taxable equivalent)	$15,115	$12,635	$29,287	$24,850

Rate/Volume Analysis

To enhance the understanding of the effects of volumes (the average balance of earning assets and costing liabilities) and average interest rate fluctuations on the Consolidated Balance Sheets as it pertains to net interest income, the table below reflects these changes for the three and six months ended June 30, 2025 versus June 30, 2024:

	Three Months Ended June 30,			Six Months Ended June 30,
	2025 vs 2024			2025 vs 2024
	Increase (Decrease)			Increase (Decrease)
	Due to			Due to
(In Thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Loans, tax-exempt	$24	$87	$111	$42	$128	$170
Loans	821	243	1,064	1,625	467	2,092
Taxable investment securities	(160)	412	252	(355)	488	133
Tax-exempt investment securities	(1)	34	33	4	69	73
Interest bearing deposits	62	(23)	39	42	(35)	7
Total interest-earning assets	746	753	1,499	1,358	1,117	2,475

Interest expense:
Savings	-	-	-	(1)	(1)	(2)
NOW deposits	549	186	735	967	1,107	2,074
Money market deposits	(41)	(50)	(91)	(43)	(64)	(107)
Time deposits	244	(461)	(217)	448	(795)	(347)
Short-term borrowings	(1,136)	(39)	(1,175)	(2,950)	(179)	(3,129)
Long-term borrowings, FHLB	(219)	(14)	(233)	(413)	(38)	(451)
Total interest-bearing liabilities	(603)	(378)	(981)	(1,992)	30	(1,962)
Change in net interest income	$1,349	$1,131	$2,480	$3,350	$1,087	$4,437

Provision for Credit Losses

A summary of the provision for credit losses for the three and six months ended June 30, 2025 and 2024, is as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(In Thousands)	2025	2024	2025	2024
Provision for credit losses:
Loans receivable	$256	$36	$366	$137
Off-balance sheet exposures	(2)	(7)	(2)	(18)
Total provision for credit losses	$254	$29	$364	$119

For the three months ended June 30, 2025, there was a provision for credit losses of $254,000, an increase of $225,000 in expense compared to a provision for credit losses of $29,000 for the three months ended June 30, 2024. The provision for the three months ended June 30, 2025 included expense related to loans receivable of $256,000 and a credit related to off-balance sheet exposures of $2,000. For the six months ended June 30, 2025, there was a provision for credit losses of $364,000, an increase of $245,000 in expense compared to a provision for credit losses of $119,000 for the six months ended June 30, 2024. The provision for the six months ended June 30, 2025 included expense related to loans receivable of $366,000 and a credit related to off-balance sheet exposures of $2,000.

The provision amounts for the three and six months ended June 30, 2025 and 2024 primarily reflect an increase in volume in the loan portfolio, increases in non-accrual loans which impacted probability of default calculations and changes in qualitative factors related to the nature of the loan portfolio, volume and severity of past due loans, loan grade migration, changes in lending staff, changes in lending policies and procedures and forecasted economic conditions.

See Note 3 within the Corporation’s Notes to the Unaudited Consolidated Financial Statements which are included in this Quarterly Report on Form 10-Q for more information regarding the Corporation’s allowance for credit losses as of June 30, 2025.

Non-interest Income

Total non-interest income decreased $182,000 or 7.5% to $2,237,000 for the three months ended June 30, 2025, compared to the three months ended June 30, 2024 amount of $2,419,000. Realized losses on available-for-sale debt securities, net, totaled $426,000 for the three months ended June 30, 2025 compared to $0 for the three months ended June 30, 2024. This change was partially offset by increases in brokerage income and trust income of $60,000 and $76,000, respectively, due primarily to higher assets under management, and an increase in gains on marketable equity securities of $52,000 due to market value changes comparing the three months ended June 30, 2025 to the three months ended June 30, 2024.

For the six months ended June 30, 2025, total non-interest income decreased $269,000 or 5.4% to $4,682,000, compared to $4,951,000 for the six months ended June 30, 2024. Similar to the quarterly period, realized losses on available-for-sale debt securities, net, resulted in a decrease of $418,000 which was partially offset by increases in brokerage income, trust income and gains on marketable equity securities of $69,000, $108,000 and $135,000, respectively. Other non-interest income decreased $295,000 or 27.4% due primarily to one-time events during the three months ended March 31, 2024, including incentives received in conjunction with the launch of a debit card reissuance project as well as a governmental grant recorded in conjunction with the completion of a solar energy project.

	For the Three Months Ended
	June 30, 2025		June 30, 2024		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Service charges and fees	$709	31.7%	$667	27.6%	$42	6.3%
Interchange fees	673	30.1	687	28.4	(14)	(2.0)
Gain on sale of loans	71	3.2	93	3.8	(22)	(23.7)
Earnings on bank-owned life insurance	233	10.4	229	9.5	4	1.7
Brokerage	252	11.3	192	7.9	60	31.3
Trust	280	12.5	204	8.4	76	(37.3)
Gains (losses) on marketable equity securities	14	0.6	(38)	(1.6)	52	-
Realized losses on available-for-sale debt securities, net	(426)	(19.0)	-	-	(426)	(100.0)
Other non-interest income	431	19.2	385	16.0	46	11.9
Total non-interest income	$2,237	100.0%	$2,419	100.0%	$(182)	(7.5)%

	For the Six Months Ended
	June 30, 2025		June 30, 2024		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Service charges and fees	$1,431	30.6%	$1,282	25.9%	$149	11.6%
Interchange fees	1,296	27.7	1,306	26.4	(10)	(0.8)
Gain on sale of loans	154	3.3	169	3.4	(15)	(8.9)
Earnings on bank-owned life insurance	464	9.9	456	9.2	8	1.8
Brokerage	485	10.4	416	8.4	69	16.6
Trust	518	11.1	410	8.3	108	26.3
Losses on marketable equity securities	(20)	(0.4)	(155)	(3.1)	135	87.1
Realized losses on available-for-sale debt securities, net	(426)	(9.1)	(8)	(0.2)	(418)	(100.0)
Other non-interest income	780	16.5	1,075	21.7	(295)	(27.4)
Total non-interest income	$4,682	100.0%	$4,951	100.0%	$(269)	(5.4)%

Non-interest Expense

Total non-interest expense increased $662,000 from $9,194,000 for the three months ended June 30, 2024, to $9,856,000 for the three months ended June 30, 2025. Salaries and employee benefits expense of $4,984,000 for the three months ended June 30, 2025 increased $344,000 from $4,640,000 for the three months ended June 30, 2024. This increase was related to health insurance expenses associated with the Corporation’s partially self-funded health insurance plan which were $397,000 higher during the three months ended June 30, 2025 than the three months ended June 30, 2024. Additionally, data processing and telecommunications expenses increased $174,000 comparing the three months ended June 30, 2025 to the three months ended June 30, 2024 due to ongoing pricing increases and one-time charges in conjunction with the implementation of new products.

For the six months ended June 30, 2024, total non-interest expense increased $2,107,000 or 11.2% to $20,947,000, compared to $18,840,000 for the six months ended June 30, 2024. Salaries and employee benefits expense of $11,304,000 for the six months ended June 30, 2025 increased $1,862,000 from $9,442,000 for the same period of 2024. The Corporation recorded one-time pretax expenses totaling $1,295,000 in conjunction with the retirement of its Executive Chairman during the three months ended March 31, 2025. Additionally, health insurance expenses associated with the Corporation’s partially self-funded health insurance plan were $548,000 higher in the six months ended June 30, 2025 than the same period of 2024.

One standard to measure non-interest expense is to express annualized non-interest expense as a percentage of average total assets. For the three and six months ended June 30, 2025 this percentage was 2.46% and 2.63%, respectively, compared to 2.49% and 2.39%, respectively, for the three and six months ended June 30, 2024.

	For the Three Months Ended
	June 30, 2025		June 30, 2024		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Salaries and employee benefits	$4,984	50.6%	$4,640	50.5%	$344	7.4%
Occupancy	640	6.5	581	6.3	59	10.2
Furniture and equipment	460	4.7	384	4.2	76	19.8
Pennsylvania shares tax	301	3.1	230	2.5	71	(30.9)
Professional fees	414	4.2	319	3.5	95	29.8
Director’s fees	165	1.7	105	1.1	60	57.1
Federal deposit insurance	217	2.2	188	2.0	29	15.4
Data processing and telecommunications	1,078	10.9	904	9.8	174	19.2
Automated teller machine and interchange	101	1.0	106	1.2	(5)	(4.7)
Merger-related expenses	-	-	201	2.2	(201)	(100.0)
Amortization of intangibles	511	5.2	549	6.0	(38)	(6.9)
Other non-interest expense	985	10.0	987	10.7	(2)	(0.2)
Total non-interest expense	$9,856	100.1%	$9,194	100.0%	$662	7.2%

	For the Six Months Ended
	June 30, 2025		June 30, 2024		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Salaries and employee benefits	$11,304	54.0%	$9,442	50.1%	$1,862	19.7%
Occupancy	1,360	6.5	1,199	6.4	161	13.4
Furniture and equipment	886	4.2	790	4.2	96	12.2
Pennsylvania shares tax	602	2.9	440	2.3	162	36.8
Professional fees	862	4.1	776	4.1	86	11.1
Director’s fees	318	1.5	239	1.3	79	33.1
Federal deposit insurance	435	2.1	408	2.2	27	6.6
Data processing and telecommunications	1,917	9.2	1,824	9.7	93	5.1
Automated teller machine and interchange	365	1.7	368	2.0	(3)	(0.8)
Merger-related expenses	-	-	297	1.6	(297)	(100.0)
Amortization of intangibles	1,021	4.9	1,098	5.8	(77)	(7.0)
Other non-interest expense	1,877	9.0	1,959	10.3	(82)	(4.2)
Total non-interest expense	$20,947	100.1%	$18,840	100.0%	$2,107	11.2%

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

The Bank reviews cash flow projections regularly and updates them in order to maintain liquid assets at levels believed to meet the requirements of normal operations, including loan commitments and potential deposit outflows from maturing certificates of deposit and savings withdrawals. While deposits and securities sold under agreements to repurchase are its primary source of funds, when needed it is also able to generate cash through borrowings from the FHLB. At June 30, 2025, the Bank had remaining available capacity with FHLB, subject to certain collateral restrictions, of $522.0 million.

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

The statement of cash flows presents the change in cash and cash equivalents from operating, investing and financing activities. Cash and due from banks and interest-bearing deposits in other banks, which comprise cash and cash equivalents, are the Corporation’s most liquid assets. Cash and cash equivalents totaled $40.7 million at June 30, 2025, an increase of $23.3 million from $17.4 million at December 31, 2024, as net cash inflows were reported from operating, investing and financing activities for the six months ended June 30, 2025.

Net cash inflows from investing activities provided $10.4 million of cash and cash equivalents during the six months ended June 30, 2025. Accounting for the majority of the net cash inflows was $73.6 million related to proceeds from sales, paydowns, calls and maturities of available-for-sale debt securities. This was partially offset by purchases of available-for-sale debt securities of $37.2 million and a net increase in loans of $26.3 million, which reflected strong loan demand. Financing activities provided $3.1 million in net cash, which resulted primarily from a decrease in short-term borrowings, consisting of customer repurchase agreements and short-term FHLB borrowings, of $50.3 million along with a repayment of long-term borrowings of $10.2 million. These outflows were offset by a $68.5 million increase in deposits. Operating activities include net income, adjusted for the effects of non-cash transactions including, among others, depreciation and amortization and the provision for credit losses, and is the primary source of cash flows from operations. For the six months ended June 30, 2025, operating activities provided the Corporation with $9.8 million in net cash, which primarily reflected net income of $10.1 million.

The Corporation regularly analyzes its ability to generate adequate amounts of cash to meet its short and long-term cash requirements and plans. As part of its quarterly asset liability management procedures, the Corporation performs liquidity cash flow forecasts in various base level and stress scenarios to monitor future cash needs. As of June 30, 2025, the Corporation is expected to maintain a level cash balance over the next 12 months. The Corporation has not identified any known demands, commitments, events or uncertainties that would result or that are reasonably likely to result in its liquidity position materially increasing or decreasing over the next 12 months. The Corporation’s long-term cash needs are regularly analyzed through its strategic planning process, which includes a detailed review of liquidity and funding needs.

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

To manage the interest sensitivity position, an asset/liability model called “gap analysis” is used to monitor the difference in the volume of the Bank’s interest sensitive assets and liabilities that mature or reprice within given periods. A positive gap (asset sensitive) indicates that more assets reprice during a given period compared to liabilities, while a negative gap (liability sensitive) has the opposite effect. The Bank employs computerized net interest income simulation modeling to assist in quantifying interest rate risk exposure. This process measures and quantifies the impact on net interest income through varying interest rate changes and balance sheet compositions. The use of this model assists the ALCO to gauge the effects of the interest rate changes on interest sensitive assets and liabilities in order to determine what impact these rate changes will have upon our net interest spread. At June 30, 2025, our cumulative gap positions were within the internal risk management guidelines.

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

The following table illustrates the simulated impact of parallel and instantaneous interest rate shocks of +100, +200, +300, -100, -200, and -300 basis points on net interest income and the change in economic value over a one-year time horizon from the June 30, 2025 levels:

	Rates +100		Rates +200		Rates +300		Rates -100		Rates -200		Rates -300
	Simulation Results	Policy Limit	Simulation Results	Policy Limit	Simulation Results	Policy Limit	Simulation Results	Policy Limit	Simulation Results	Policy Limit	Simulation Results	Policy Limit
Earnings at risk:
Percent change in net interest income	2.71%	(10.00)%	(1.89)%	(15.00)%	(6.76)%	(20.00)%	9.15%	(10.00)%	10.19%	(15.00)%	11.49%	(20.00)%
Economic value at risk:
Percent change in economic value of equity	(6.63)%	(15.00)%	(14.41)%	(25.00)%	(23.07)%	(30.00)%	3.47%	(15.00)%	4.63%	(25.00)%	5.82%	(30.00)%

Model results from the simulation at June 30, 2025 indicated that the Bank was projected to see an increase in net interest income over a one-year horizon in any of the rate shock scenarios, with the exception of the +200 and +300 scenarios, which showed 1.89% and 6.76% decreases, respectively. The percent change in EVE is expected to decrease in all rates up scenarios and increase in all rates down scenarios. All modeled exposures to net interest income and EVE for the next twelve-month horizon are within internal ALCO policy guidelines.

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

The CEO and CFO have evaluated the changes to our internal controls over financial reporting that occurred during our fiscal Quarter Ended June 30, 2025, as required by Rules 13a-15(d) and 15d-15(d) under the Securities Exchange Act of 1934, as amended, and have concluded that there were no changes that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II Other Information

Item 1. Legal Proceedings

At June 30, 2025, the Corporation was not involved in any legal proceedings, other than routine legal proceedings in the ordinary course of business which involve amounts which, in the aggregate, are believed by management to be immaterial to the financial condition of the Corporation. In addition, no material proceedings are pending or are known to be threatened or contemplated against the Corporation by government authorities.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in Item 1A of the Corporation’s Form 10-K filed March 7, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None

(b)	Not applicable

(c)	Effective May 14, 2024, the Corporation’s Board of Directors authorized a new treasury stock repurchase program. Under the program, the Corporation was authorized to repurchase up to 178,614 shares of the Corporation’s common stock. During the second quarter 2025, the Corporation did not repurchase any shares of its common stock.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

(a)	There was no information the Corporation was required to disclose in a report on Form 8-K during the second quarter of 2025 that was not disclosed.

(b)	There were no material changes to the procedures by which security holders may recommend nominees to the Corporation’s board of directors during the second quarter of 2025.

(c)	During the second quarter of 2025, no director or officer of the Corporation adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

3.1	Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (filed on November 16, 2023))
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Registrant’s Current Report on Form 8-K (filed on December 11, 2024))
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer
101	The following materials from the Corporation’s Quarterly Report on Form 10-Q for the period ended June 30, 2025, formatted in XBRL (Extensible Business Reporting Language); (i) the Consolidated Balance Sheets (unaudited), (ii) the Consolidated Statements of Income (unaudited), (iii) the Consolidated Statements of Comprehensive Income (unaudited), (iv) the Consolidated Statements of Changes in Stockholders’ Equity (unaudited), (v) the Consolidated Statements of Cash Flows (unaudited), and (vi) the Notes to Unaudited Consolidated Financial Statements.
104	Cover Page for Interactive Data File (embedded with the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Muncy Columbia Financial Corporation (Registrant)

By:	/s/ Lance O. Diehl	Date: August 8, 2025
Lance O. Diehl President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Joseph K. O’Neill, Jr.	Date: August 8, 2025
Joseph K. O’Neill, Jr. Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)