Form 10-Q
period 2025-09-30
MUNCY COLUMBIA FINANCIAL Corp
filed 2025-11-07
CIK 731122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________to________________

Commission file No. 000-19028

MUNCY COLUMBIA FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Pennsylvania	23-2254643
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1199 Lightstreet Road, Bloomsburg, Pennsylvania	17815
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (570) 784-4400

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
None	None	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Common stock, $1.25 par value, 3,535,977 shares outstanding as of November 7, 2025.

Muncy Columbia Financial Corporation

PART I Financial Information

Item 1. Financial Statements

Muncy Columbia Financial Corporation

Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Data) (Unaudited)	September 30, 2025	December 31, 2024
ASSETS
Cash and due from banks	$13,640	$11,200
Interest-bearing deposits in other banks	31,686	6,180
Total cash and cash equivalents	45,326	17,380

Available-for-sale debt securities, at fair value	317,800	323,248
Marketable equity securities, at fair value	1,383	1,355
Restricted investment in bank stocks, at cost	5,442	7,095
Loans held for sale	1,520	1,691

Loans receivable	1,169,857	1,125,937
Allowance for credit losses	(10,548)	(9,858)
Loans, net	1,159,309	1,116,079

Premises and equipment, net	26,496	26,484
Foreclosed assets held for sale	70	70
Accrued interest receivable	5,132	4,850
Bank-owned life insurance	41,515	40,953
Investment in limited partnerships	4,532	5,092
Deferred tax asset, net	7,032	10,012
Goodwill	25,609	25,609
Other intangible assets, net	8,533	10,047
Other assets	5,251	5,993
TOTAL ASSETS	$1,654,950	$1,595,958

LIABILITIES
Interest-bearing deposits	$1,124,514	$1,032,729
Noninterest-bearing deposits	272,376	259,700
Total deposits	1,396,890	1,292,429

Short-term borrowings	16,893	68,388
Long-term borrowings	40,519	55,536
Accrued interest payable	1,779	1,857
Other liabilities	14,384	11,338
TOTAL LIABILITIES	1,470,465	1,429,548

STOCKHOLDERS' EQUITY
Common stock, par value $1.25 per share; 15,000,000 shares authorized; issued 3,844,702 and outstanding 3,535,977 at September 30, 2025; issued 3,841,438 and outstanding 3,532,713 at December 31, 2024	4,806	4,802
Additional paid-in capital	83,682	83,543
Retained earnings	113,562	103,268
Accumulated other comprehensive loss	(6,258)	(13,896)
Treasury stock, at cost; 308,725 shares at September 30, 2025 and December 31, 2024	(11,307)	(11,307)
TOTAL STOCKHOLDERS' EQUITY	184,485	166,410
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,654,950	$1,595,958

See accompanying notes to the unaudited consolidated financial statements.

Muncy Columbia Financial Corporation

Consolidated Statements of Income

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(In Thousands, Except Share and Per Share Data) (Unaudited)	2025	2024	2025	2024
INTEREST AND DIVIDEND INCOME
Interest and fees on loans:
Taxable	$19,365	$18,234	$56,454	$53,231
Tax-exempt	377	421	1,195	1,106
Interest and dividends on investment securities:
Taxable	1,497	994	3,905	3,175
Tax-exempt	864	842	2,584	2,508
Dividend and other interest income	151	190	484	617
Deposits in other banks	347	110	482	238
TOTAL INTEREST AND DIVIDEND INCOME	22,601	20,791	65,104	60,875

INTEREST EXPENSE
Deposits	6,255	6,133	18,093	16,353
Short-term borrowings	168	1,093	963	5,017
Long-term borrowings	527	791	1,721	2,436
TOTAL INTEREST EXPENSE	6,950	8,017	20,777	23,806

NET INTEREST INCOME	15,651	12,774	44,327	37,069

PROVISION FOR CREDIT LOSSES	479	151	843	270

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	15,172	12,623	43,484	36,799

NON-INTEREST INCOME
Service charges and fees	774	727	2,205	2,009
Interchange fees	671	664	1,967	1,970
Gain on sale of loans	186	75	340	244
Earnings on bank-owned life insurance	235	236	699	692
Brokerage	215	193	700	609
Trust	268	243	786	653
Gains on marketable equity securities	48	163	28	8
Realized losses on available-for-sale debt securities, net	—	—	(426)	(8)
Other non-interest income	495	414	1,275	1,489
TOTAL NON-INTEREST INCOME	2,892	2,715	7,574	7,666

NON-INTEREST EXPENSE
Salaries and employee benefits	4,799	4,704	16,103	14,146
Occupancy	644	644	2,004	1,843
Furniture and equipment	418	448	1,304	1,238
Pennsylvania shares tax	336	251	938	691
Professional fees	491	359	1,353	1,135
Director's fees	165	103	483	342
Federal deposit insurance	217	187	652	595
Data processing and telecommunications	877	848	2,794	2,672
Automated teller machine and interchange	230	107	595	475
Merger-related expenses	—	43	—	340
Amortization of intangibles	511	558	1,532	1,656
Other non-interest expense	1,290	1,115	3,167	3,074
TOTAL NON-INTEREST EXPENSE	9,978	9,367	30,925	28,207

INCOME BEFORE INCOME TAX PROVISION	8,086	5,971	20,133	16,258
INCOME TAX PROVISION	1,367	915	3,301	2,459
NET INCOME	$6,719	$5,056	$16,832	$13,799

EARNINGS PER SHARE - BASIC AND DILUTED	$1.90	$1.42	$4.76	$3.86
WEIGHTED AVERAGE SHARES OUTSTANDING	3,535,009	3,574,043	3,533,913	3,572,250

See accompanying notes to the unaudited consolidated financial statements.

Muncy Columbia Financial Corporation

Consolidated Statements of Comprehensive Income

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(In Thousands) (Unaudited)	2025	2024	2025	2024
Net Income	$6,719	$5,056	$16,832	$13,799
Other comprehensive income:
Unrealized holding gains on available-for-sale debt securities	3,842	10,286	9,242	7,874
Tax effect	(807)	(2,159)	(1,941)	(1,653)
Net realized losses included in net income	—	—	426	8
Tax effect	—	—	(89)	(2)
Other comprehensive income, net	3,035	8,127	7,638	6,227
Comprehensive income	$9,754	$13,183	$24,470	$20,026

See accompanying notes to the unaudited consolidated financial statements.

Muncy Columbia Financial Corporation

Consolidated Statements of Changes in Stockholders' Equity

					Accumulated
	Common		Additional		Other		Total
(In Thousands Except Share and Per Share Data)	Stock		Paid-In	Retained	Comprehensive	Treasury	Stockholders'
Unaudited)	Shares	Amount	Capital	Earnings	Loss	Stock	Equity
For the three months ended:
Balance, June 30, 2025	3,843,723	$4,805	$83,636	$108,434	$(9,293)	$(11,307)	$176,275
Net income	—	—	—	6,719	—	—	6,719
Other comprehensive income	—	—	—	—	3,035	—	3,035
Common stock issuance under employee
stock purchase plan	979	1	42	—	—	—	43
Recognition of employee stock purchase
plan expense	—	—	4	—	—	—	4
Cash dividends ($0.45 per share)	—	—	—	(1,591)	—	—	(1,591)
Balance, September 30, 2025	3,844,702	$4,806	$83,682	$113,562	$(6,258)	$(11,307)	$184,485

Balance, June 30, 2024	3,838,727	$4,798	$83,455	$96,114	$(16,936)	$(9,790)	$157,641
Net income	—	—	—	5,056	—	—	5,056
Other comprehensive income	—	—	—	—	8,127	—	8,127
Common stock issuance under employee
stock purchase plan	1,500	2	44	—	—	—	46
Recognition of employee stock purchase
plan expense	—	—	5	—	—	—	5
Cash dividends ($0.44 per share)	—	—	—	(1,572)	—	—	(1,572)
Balance, September 30, 2024	3,840,227	$4,800	$83,504	$99,598	$(8,809)	$(9,790)	$169,303

For the nine months ended:
Balance, December 31, 2024	3,841,438	$4,802	$83,543	$103,268	$(13,896)	$(11,307)	$166,410
Net income	—	—	—	16,832	—	—	16,832
Other comprehensive income	—	—	—	—	7,638	—	7,638
Common stock issuance under employee
stock purchase plan	3,264	4	125	—	—	—	129
Recognition of employee stock purchase
plan expense	—	—	14	—	—	—	14
Cash dividends ($1.85 per share)	—	—	—	(6,538)	—	—	(6,538)
Balance, September 30, 2025	3,844,702	$4,806	$83,682	$113,562	$(6,258)	$(11,307)	$184,485

Balance, December 31, 2023	3,834,976	$4,794	$83,343	$90,514	$(15,036)	$(9,790)	$153,825
Net income	—	—	—	13,799	—	—	13,799
Other comprehensive income	—	—	—	—	6,227	—	6,227
Common stock issuance under employee
stock purchase plan	5,251	6	144	—	—	—	150
Recognition of employee stock purchase
plan expense	—	—	17	—	—	—	17
Cash dividends ($1.32 per share)	—	—	—	(4,715)	—	—	(4,715)
Balance, September 30, 2024	3,840,227	$4,800	$83,504	$99,598	$(8,809)	$(9,790)	$169,303

See accompanying notes to the unaudited consolidated financial statements.

Muncy Columbia Financial Corporation

Consolidated Statements of Cash Flows

	For the Nine Months Ended
	September 30,
(In Thousands) (Unaudited)	2025	2024
		2015
OPERATING ACTIVITIES
Net Income	$16,832	$13,799
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	843	270
Depreciation and amortization of premises and equipment	1,120	1,138
Accretion of loan fair value adjustments, net	(7,285)	(8,147)
Amortization of deposit fair value adjustments, net	225	1,045
Gains on marketable equity securities	(28)	(8)
Realized losses on available-for-sale debt securities, net	426	8
Accretion of investment securities, net	(893)	(518)
Losses on disposal of premises and equipment, net	123	—
Gain (loss) on sale of foreclosed assets held for sale, net	(10)	129
Deferred income taxes	950	2,059
Gain on sale of loans	(340)	(244)
Earnings on bank-owned life insurance	(699)	(692)
Proceeds from sale of mortgage loans	16,170	8,357
Originations of mortgage loans held for resale	(15,659)	(9,939)
Amortization of intangibles	1,532	1,656
Amortization of investment in limited partnerships	560	550
Gain on settlement of bank-owned life insurance claims	(120)	—
Decrease in accrued interest receivable and other assets	764	958
Increase in accrued interest payable and other liabilities	2,697	1,755
Other, net	207	218
Net cash provided by operating activities	17,415	12,394
INVESTING ACTIVITIES
Available-for-sale debt securities:
Purchases	(69,597)	—
Proceeds from sales	29,574	50,311
Proceeds from paydowns, calls and maturities	55,877	35,849
Proceeds from maturities of interest-bearing time deposits	—	740
Purchase of bank-owned life insurance	(47)	(44)
Proceeds from redemption of restricted investment in bank stocks	4,550	7,938
Purchase of restricted investment in bank stocks	(2,897)	(5,073)
Net increase in loans	(36,858)	(36,502)
Proceeds from sale of foreclosed assets held for sale	80	248
Acquisition of customer relationship intangibles	(18)	(354)
Acquisition of premises and equipment	(1,241)	(286)
Net cash (used for) provided by investing activities	(20,577)	52,827
FINANCING ACTIVITIES
Net increase in deposits	104,236	138,755
Net decrease in short-term borrowings	(51,495)	(179,507)
Repayment of long-term borrowings	(15,224)	(10,212)
Proceeds from issuance of common stock	129	150
Cash dividends paid	(6,538)	(4,715)
Net cash provided by (used for) financing activities	31,108	(55,529)
NET INCREASE IN CASH AND CASH EQUIVALENTS	27,946	9,692
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	17,380	18,377
CASH AND CASH EQUIVALENTS, END OF PERIOD	$45,326	$28,069

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest paid	$20,855	$24,065
Income taxes paid	925	—
Securities acquired but not settled	271	—
Loans transferred to foreclosed assets held for sale	70	277
Bank-owned life insurance death benefit receivable	304	—

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

BASIS OF PRESENTATION

The consolidated financial information included herein, except the consolidated balance sheet dated December 31, 2024, is unaudited. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. Prior period amounts have been reclassified when necessary to conform to the current period’s presentation. Such reclassifications did not have an impact on the operating results or financial position of the Corporation. Operating results for the three and nine months ended September 30, 2025, are not necessarily indicative of the results for the year ending December 31, 2025.

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

2. SECURITIES

The amortized cost, related estimated fair value, and unrealized gains and losses of available-for-sale debt securities were as follows at September 30, 2025 and December 31, 2024:

	September 30, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Obligation of U.S.Government Corporations and Agencies:
Mortgage-backed	$182,564	$931	$(10,106)	$173,389
Collateralized mortgage obligations	5,999	449	—	6,448
Other	54,500	—	(1,318)	53,182
Obligations of state and political subdivisions	82,479	2,387	(273)	84,593
Other debt securities	179	9	—	188
Total available-for-sale debt securities	$325,721	$3,776	$(11,697)	$317,800

	December 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Obligation of U.S.Government Corporations and Agencies:
Mortgage-backed	$128,631	$65	$(14,989)	$113,707
Collateralized mortgage obligations	6,752	294	—	7,046
Other	123,500	—	(4,046)	119,454
Obligations of state and political subdivisions	81,680	1,666	(584)	82,762
Other debt securities	274	5	—	279
Total available-for-sale debt securities	$340,837	$2,030	$(19,619)	$323,248

Securities available-for-sale with an aggregate fair value of $182,870,000 and $176,016,000 at September 30, 2025 and December 31, 2024, respectively, were pledged to secure public funds, trust funds, securities sold under agreements to repurchase and other balances as required by law.

The amortized cost and estimated fair value of investment securities, by expected maturity, are shown below at September 30, 2025. Expected maturities on debt securities will differ from contractual maturities, because some borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized
(In Thousands)	Cost	Fair Value
Due in one year or less	$25,654	$25,207
Due after one year to five years	38,835	38,176
Due after five years to ten years	29,192	29,969
Due after ten years	43,477	44,611
Sub-total	137,158	137,963

Mortgage-backed securities	182,564	173,389
Collateralized mortgage obligations	5,999	6,448
Total debt securities	$325,721	$317,800

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

The following table presents the gross proceeds received, and gross realized gains and losses, on sales of available-for-sale debt securities for the three and nine months ended September 30, 2025 and 2024. Gains and losses realized on sales of available-for-sale debt securities are included in non-interest income in the Consolidated Statements of Income.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In Thousands)	2025	2024	2025	2024
Gross proceeds received on sales	$—	$—	$29,574	$50,311
Gross realized gains	—	—	—	595
Gross realized losses	—	—	(426)	(603)

The following summary shows the gross unrealized losses and fair value, aggregated by investment category of those individual securities for which an allowance for credit losses has not been recorded that have been in a continuous unrealized loss position for less than or more than 12 months as of September 30, 2025 and December 31, 2024:

	September 30, 2025
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	$22,035	$(243)	$90,680	$(9,863)	$112,715	$(10,106)
Other	—	—	53,182	(1,318)	53,182	(1,318)
Obligations of state and political subdivisions	7,960	(187)	3,311	(86)	11,271	(273)
Total	$29,995	$(430)	$147,173	$(11,267)	$177,168	$(11,697)

	December 31, 2024
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	$14,456	$(332)	$97,308	$(14,657)	$111,764	$(14,989)
Other	—	—	119,454	(4,046)	119,454	(4,046)
Obligations of state and political subdivisions	31,646	(475)	3,138	(109)	34,784	(584)
Total	$46,102	$(807)	$219,900	$(18,812)	$266,002	$(19,619)

At September 30, 2025, the Corporation had a total of 29 debt securities that have been in a gross unrealized loss position for less than twelve months with depreciation of 1.4% from the Corporation’s amortized cost basis.

At September 30, 2025, the Corporation had a total of 106 debt securities that have been in a gross unrealized loss position for greater than twelve months with depreciation of 7.7% from the Corporation’s amortized cost basis.

At September 30, 2025, unrealized losses on debt securities have not been recognized into income because the issuer’s bonds are of high credit quality (rated BBB or higher), management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions. The fair value is expected to recover as the bonds approach maturity.

As of September 30, 2025 and December 31, 2024, no allowance for credit loss (“ACL”) was required for debt securities. The Bank does not have the intent to sell and does not believe it will be more likely than not to be required to sell any of these securities prior to a recovery of their fair value to amortized cost, which may be at maturity.

As of September 30, 2025, all debt securities were rated above investment grade. Based on the payment status, rating and management’s evaluation of these securities, no ACL was required for the debt securities as of September 30, 2025. As of September 30, 2025, the underlying issuers continue to make timely principal and interest payments on the securities.

Equity securities with a readily determinable fair value are stated at fair value with realized and unrealized gains and losses reported in income. At September 30, 2025 and December 31, 2024, the Corporation held $1,383,000 and $1,355,000, respectively, in marketable equity securities recorded at fair value. The following is a summary of unrealized and realized gains and losses recognized in net income on marketable equity securities during the three and nine months ended September 30, 2025 and 2024:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(In Thousands)	2025	2024	2025	2024
Net gains recognized during the period on marketable equity securities	$48	$163	$28	$8

Less: Net gains recognized during the period on marketable equity securities sold during the period	—	—	—	—

Unrealized gains recognized during the period on marketable equity securities still held at the reporting date	$48	$163	$28	$8

3. LOANS AND ALLOWANCE FOR CREDIT LOSSES

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at their outstanding unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment to yield (interest income) over the life of the loan. Deferred fees and costs amounted to $758,000 at September 30, 2025 and $790,000 at December 31, 2024 and are netted against the outstanding unpaid principal balances.

The segments of the Corporation’s loan portfolio are disaggregated into classes that allow management to monitor risk and performance. The loan classes used are consistent with the internal reports evaluated by the Corporation’s management and Board of Directors to monitor risk and performance within the various segments of its loan portfolio.

Major classifications of loans at September 30, 2025 and December 31, 2024 consisted of:

(In Thousands)	September 30, 2025	December 31, 2024
Commercial and industrial	$92,667	$93,445
Commercial real estate:
Commercial mortgages	347,363	325,882
Student housing	48,001	45,808
Residential real estate	663,185	638,952
Consumer and other	18,641	21,850
Gross loans	$1,169,857	$1,125,937

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

The following table presents the activity in the allowance for credit losses by portfolio segment for the three and nine months ended September 30, 2025 and 2024:

	For the Three Months Ended September 30, 2025
		Commercial	Residential
	Commercial and	Real	Real	Consumer
(In Thousands)	Industrial	Estate	Estate	and Other	Total
Balance, June 30, 2025	$1,437	$6,407	$2,191	$132	$10,167
Provision (credit) for credit losses on loans (a)	(339)	152	579	83	475
Loans charged off	(3)	—	(39)	(54)	(96)
Recoveries	—	—	—	2	2
Balance, September 30, 2025	$1,095	$6,559	$2,731	$163	$10,548

	For the Three Months Ended September 30, 2024
		Commercial	Residential
	Commercial and	Real	Real	Consumer
(In Thousands)	Industrial	Estate	Estate	and Other	Total
Balance, June 30, 2024	$782	$7,077	$1,157	$346	$9,362
Provision (credit) for credit losses on loans (a)	40	(506)	661	(44)	151
Loans charged off	(33)	—	(45)	(21)	(99)
Recoveries	1	—	(1)	1	1
Balance, September 30, 2024	$790	$6,571	$1,772	$282	$9,415

	For the Nine Months Ended September 30, 2025
		Commercial	Residential
	Commercial and	Real	Real	Consumer
(In Thousands)	Industrial	Estate	Estate	and Other	Total
Balance, December 31, 2024	$931	$6,869	$1,850	$208	$9,858
Provision (credit) for credit losses on loans (a)	155	(313)	936	63	841
Loans charged off	(3)	—	(55)	(115)	(173)
Recoveries	12	3	—	7	22
Balance, September 30, 2025	$1,095	$6,559	$2,731	$163	$10,548

	For the Nine Months Ended September 30, 2024
		Commercial	Residential
	Commercial and	Real	Real	Consumer
(In Thousands)	Industrial	Estate	Estate	and Other	Total
Balance, December 31, 2023	$801	$6,847	$1,474	$180	$9,302
Provision (credit) for credit losses on loans (a)	36	(276)	385	143	288
Loans charged off	(49)	—	(90)	(49)	(188)
Recoveries	2	—	3	8	13
Balance, September 30, 2024	$790	$6,571	$1,772	$282	$9,415

(a) Amounts do not include the provision (release) of credit losses related to off-balance sheet credit exposures of $4,000 and $0, respectively, for the three months ended September 30, 2025 and 2024, and $2,000 and ($18,000), respectively, for the nine months ended September 30, 2025 and 2024.

The cumulative loss rate used as the basis for the estimate of credit losses is comprised of the Corporation’s historical loss experience. As of September 30, 2025, the Corporation expects that the markets in which it operates will experience no significant changes in economic conditions based primarily on housing indexes, interest rate stabilization, and a steady unemployment rate. Management adjusts historical loss experience as needed based upon economic expectations. No reversion adjustments were necessary, as the starting point for the Corporation’s estimate was a cumulative loss rate covering the expected contractual term of the loan portfolio.

For the three and nine months ended September 30, 2025, the Corporation recorded a $475,000 and $841,000 provision for credit losses on loans, respectively, compared to $151,000 and $288,000, respectively, for the same periods in 2024. The provision amounts for the three and nine months ended September 30, 2025 and 2024 primarily reflect an increase in volume in the loan portfolio, increases in non-accrual loans which impacted probability of default calculations and changes in qualitative factors related to the nature of the loan portfolio, volume and severity of past due loans, loan grade migration, changes in lending staff, changes in lending policies and procedures and forecasted economic conditions.

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

The following table summarizes the loan portfolio and allowance for credit losses as of September 30, 2025 and December 31, 2024:

	September 30, 2025
		Commercial	Residential
	Commercial and	Real	Real	Consumer
(In Thousands)	Industrial	Estate	Estate	and Other	Total
Loans:
Individually evaluated	$—	$13,601	$4,106	$—	$17,707
Collectively evaluated	92,667	381,763	659,079	18,641	1,152,150
Total loans	$92,667	$395,364	$663,185	$18,641	$1,169,857

Allowance for credit losses:
Individually evaluated	$—	$3,930	$676	$—	$4,606
Collectively evaluated	1,095	2,629	2,055	163	5,942
Total allowance for credit losses	$1,095	$6,559	$2,731	$163	$10,548

	December 31, 2024
		Commercial	Residential
	Commercial and	Real	Real	Consumer
(In Thousands)	Industrial	Estate	Estate	and Other	Total
Loans:
Individually evaluated	$—	$12,712	$2,046	$—	$14,758
Collectively evaluated	93,445	358,978	636,906	21,850	1,111,179
Total loans	$93,445	$371,690	$638,952	$21,850	$1,125,937

Allowance for credit losses:
Individually evaluated	$—	$4,011	$133	$—	$4,144
Collectively evaluated	931	2,858	1,717	208	5,714
Total allowance for credit losses	$931	$6,869	$1,850	$208	$9,858

As of September 30, 2025 and December 31, 2024, the amortized cost basis of individually evaluated loans that were deemed to be collateral dependent were $6,216,000 and $2,925,000, respectively. As of September 30, 2025 and December 31, 2024, the amortized cost basis of collateral dependent loans classified as Residential Real Estate were $4,106,000 and $2,046,000, respectively, and were collateralized by residential real estate properties. As of September 30, 2025 and December 31, 2024, the amortized cost basis of collateral dependent loans classified as Commercial Real Estate were $2,110,000 and $879,000, respectively, and were collateralized by commercial real estate properties.

Age Analysis of Past-Due Loans Receivable

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past-due status as of September 30, 2025 and December 31, 2024:

	September 30, 2025
		30-59	60-89
		Days	Days	90+ Days	Total	Total
(In Thousands)	Current	Past Due	Past Due	Past Due	Past Due	Loans
Commercial and Industrial	$91,760	$263	$171	$473	$907	$92,667
Commercial Real Estate	391,711	1,433	—	2,220	3,653	395,364
Residential Real Estate	652,965	3,523	2,088	4,609	10,220	663,185
Consumer and other	18,411	66	82	82	230	18,641
	$1,154,847	$5,285	$2,341	$7,384	$15,010	$1,169,857

	December 31, 2024
		30-59	60-89
		Days	Days	90+ Days	Total	Total
(In Thousands)	Current	Past Due	Past Due	Past Due	Past Due	Loans
Commercial and Industrial	$92,690	$43	$111	$601	$755	$93,445
Commercial Real Estate	367,171	2,139	1,115	1,265	4,519	371,690
Residential Real Estate	625,201	7,163	2,326	4,262	13,751	638,952
Consumer and other	21,532	123	128	67	318	21,850
	$1,106,594	$9,468	$3,680	$6,195	$19,343	$1,125,937

Non-performing Loans

The following tables present the amortized cost basis of loans on nonaccrual status and loans past due over 90 days still accruing interest as of September 30, 2025 and December 31, 2024:

	September 30, 2025
	Nonaccrual	Nonaccrual		Loans Past
	with no	with	Total	Due over 90 Days	Total
(In Thousands)	ACL	ACL	Nonaccrual	Still Accruing	Nonperforming
Commercial and Industrial	$—	$1,067	$1,067	$—	$1,067
Commercial Real Estate	524	3,774	4,298	—	4,298
Residential Real Estate	2,129	7,705	9,834	—	9,834
Consumer and other	—	267	267	—	267
Total	$2,653	$12,813	$15,466	$—	$15,466

	December 31, 2024
	Nonaccrual	Nonaccrual		Loans Past
	with no	with	Total	Due over 90 Days	Total
(In Thousands)	ACL	ACL	Nonaccrual	Still Accruing	Nonperforming
Commercial and Industrial	$—	$734	$734	$—	$734
Commercial Real Estate	139	2,069	2,208	—	2,208
Residential Real Estate	1,458	5,478	6,936	—	6,936
Consumer and other	—	169	169	—	169
Total	$1,597	$8,450	$10,047	$—	$10,047

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

Based on the most recent analysis performed, the following table presents the amortized cost of loans by internal risk rating system as of September 30, 2025 and December 31, 2024:

	September 30, 2025
							Revolving
							Loans
	Term Loans Amortized Cost Basis by Origination Period						Amortized
(In Thousands)	2025	2024	2023	2022	2021	Prior	Cost Basis	Total
Commercial and Industrial
Risk Rating
Pass	$9,205	$11,246	$7,675	$12,216	$10,632	$21,045	$15,910	$87,929
Special Mention	—	—	—	—	—	—	25	25
Substandard	—	37	139	117	134	1,015	3,271	4,713
Doubtful	—	—	—	—	—	—	—	—
Total	$9,205	$11,283	$7,814	$12,333	$10,766	$22,060	$19,206	$92,667
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$3	$3

Commercial Real Estate
Risk Rating
Pass	$52,554	$42,454	$51,571	$56,669	$52,026	$102,494	$21,015	$378,783
Special Mention	—	—	—	—	—	1,305	—	1,305
Substandard	—	—	1,064	4,543	2,542	6,371	756	15,276
Doubtful	—	—	—	—	—	—	—	—
Total	$52,554	$42,454	$52,635	$61,212	$54,568	$110,170	$21,771	$395,364
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Total
Risk Rating
Pass	$61,759	$53,700	$59,246	$68,885	$62,658	$123,539	$36,925	$466,712
Special Mention	—	—	—	—	—	1,305	25	1,330
Substandard	—	37	1,203	4,660	2,676	7,386	4,027	19,989
Doubtful	—	—	—	—	—	—	—	—
Total	$61,759	$53,737	$60,449	$73,545	$65,334	$132,230	$40,977	$488,031
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$3	$3

	December 31, 2024
							Revolving
							Loans
	Term Loans Amortized Cost Basis by Origination Period						Amortized
(In Thousands)	2024	2023	2022	2021	2020	Prior	Cost Basis	Total
Commercial and Industrial
Risk Rating
Pass	$13,008	$9,194	$13,658	$13,394	$7,057	$17,194	$14,898	$88,402
Special Mention	—	97	32	6	348	117	332	932
Substandard	103	174	171	164	91	505	2,902	4,111
Doubtful	—	—	—	—	—	—	—	—
Total	$13,111	$9,465	$13,861	$13,564	$7,496	$17,816	$18,133	$93,445
Year-to-date gross charge-offs	$—	$—	$47	$21	$14	$—	$—	$82

Commercial Real Estate
Risk Rating
Pass	$44,854	$53,940	$59,313	$59,533	$20,624	$102,581	$15,025	$355,870
Special Mention	—	—	2,757	—	272	3,276	199	6,504
Substandard	—	389	1,250	2,396	521	4,064	696	9,316
Doubtful	—	—	—	—	—	—	—	—
Total	$44,854	$54,329	$63,320	$61,930	$21,417	$109,921	$15,920	$371,690
Year-to-date gross charge-offs	$—	$—	$64	$—	$—	$—	$—	$64

Total
Risk Rating
Pass	$57,862	$63,134	$72,971	$72,927	$27,680	$119,775	$29,923	$444,272
Special Mention	—	97	2,789	6	620	3,393	532	7,436
Substandard	103	563	1,421	2,560	612	4,569	3,598	13,427
Doubtful	—	—	—	—	—	—	—	—
Total	$57,965	$63,794	$77,181	$75,493	$28,913	$127,737	$34,053	$465,135
Year-to-date gross charge-offs	$—	$—	$111	$21	$14	$—	$—	$146

The Bank monitors the credit risk profile by payment activity for residential real estate, consumer, and other loan classes. Loans past due 90 days or more and loans on nonaccrual status are considered non-performing. Non-performing loans are reviewed quarterly. The following table presents the amortized cost of residential real estate, and consumer and other loans based on payment activity as of September 30, 2025 and December 31, 2024:

	September 30, 2025
							Revolving
							Loans
	Term Loans Amortized Cost Basis by Origination Period						Amortized
(In Thousands)	2025	2024	2023	2022	2021	Prior	Cost Basis	Total
Residential Real Estate
Payment Performance
Performing	$65,461	$82,337	$73,960	$95,212	$72,444	$187,545	$76,392	$653,351
Nonperforming	—	405	659	1,317	1,866	4,109	1,478	9,834
Total	$65,461	$82,742	$74,619	$96,529	$74,310	$191,654	$77,870	$663,185
Year-to-date gross charge-offs	$—	$—	$—	$—	$55	$—	$—	$55

Consumer and Other
Payment Performance
Performing	$2,364	$1,604	$2,286	$6,070	$732	$1,057	$4,261	$18,374
Nonperforming	—	16	43	5	21	46	136	267
Total	$2,364	$1,620	$2,329	$6,075	$753	$1,103	$4,397	$18,641
Year-to-date gross charge-offs	$—	$4	$44	$9	$3	$—	$55	$115

Total
Payment Performance
Performing	$67,825	$83,941	$76,246	$101,282	$73,176	$188,602	$80,653	$671,725
Nonperforming	—	421	702	1,322	1,887	4,155	1,614	10,101
Total	$67,825	$84,362	$76,948	$102,604	$75,063	$192,757	$82,267	$681,826
Year-to-date gross charge-offs	$—	$4	$44	$9	$58	$—	$55	$170

	December 31, 2024
							Revolving
							Loans
	Term Loans Amortized Cost Basis by Origination Period						Amortized
(In Thousands)	2024	2023	2022	2021	2020	Prior	Cost Basis	Total
Residential Real Estate
Payment Performance
Performing	$87,826	$81,836	$103,749	$77,766	$55,360	$153,775	$71,705	$632,017
Nonperforming	295	480	959	1,506	501	2,219	976	6,936
Total	$88,121	$82,316	$104,708	$79,272	$55,861	$155,993	$72,681	$638,952
Year-to-date gross charge-offs	$—	$—	$22	$—	$—	$46	$—	$68

Consumer and Other
Payment Performance
Performing	$2,893	$3,558	$8,322	$1,263	$490	$1,060	$4,096	$21,681
Nonperforming	21	25	63	8	—	9	42	169
Total	$2,914	$3,584	$8,385	$1,270	$490	$1,069	$4,138	$21,850
Year-to-date gross charge-offs	$3	$28	$21	$1	$8	$31	$—	$92

Total
Payment Performance
Performing	$90,719	$85,394	$112,071	$79,028	$55,851	$154,834	$75,800	$653,698
Nonperforming	316	505	1,022	1,514	501	2,228	1,018	7,105
Total	$91,035	$85,899	$113,093	$80,542	$56,352	$157,063	$76,818	$660,802
Year-to-date gross charge-offs	$3	$28	$43	$1	$8	$77	$—	$160

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

The following table presents the amortized cost basis of loans at September 30, 2025, that were both experiencing difficulty and modified during the three and nine months ended September 30, 2025, by class and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers experiencing financial difficulty as compared to the amortized cost basis of each class of financing receivable is also presented below:

	Payment Delay
(In Thousands)	Amortized Cost Basis at September 30, 2025	% of Total Class of Financing Receivable
Commercial real estate:
Commercial mortgages	$199	0.1%
Residential real estate	170	0.0%
Total	$369	0.0%

For the three and nine months ended September 30, 2024, other than restructurings resulting in a delay in payment that is insignificant, the Bank did not grant any loan modifications to borrowers experiencing financial difficulty.

The Bank closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the performance of such loans that have been modified in the last 12 months at September 30, 2025:

	30-59	60-89
	Days	Days	90+ Days	Total
(In Thousands)	Past Due	Past Due	Past Due	Past Due
Commercial real estate:
Commercial mortgages	$—	$—	$199	$199
Residential real estate	—	—	—	—
Total	$—	$—	$199	$199

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the three and nine months ended September 30, 2025:

Payment Delay
Loan Type	Financial Effect
Commercial real estate:
Commercial mortgages	Provided seven-month interest only period and forbearance period through March 6, 2026.
Residential real estate	Provided nine-month interest only period and forbearance period through March 6, 2026.

Upon the Bank’s determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount.

The Bank had no commitments to lend any additional funds on modified loans during the three and nine months ended September 30, 2025, and the Bank had no loans that defaulted during the three and nine months ended September 30, 2025 that had been modified preceding the payment default when the borrower was experiencing financial difficulty at the time of modification.

The carrying amount of foreclosed residential real estate properties held as a result of obtaining physical possession were $70,000 at both September 30, 2025 and December 31, 2024. The recorded investment of consumer mortgage loans secured by residential real properties for which formal foreclosure proceedings were in process were $3,053,000 and $1,846,000 at September 30, 2025 and December 31, 2024, respectively.

Concentrations of Credit Risk

Most of the Corporation’s lending activity occurs within the Bank’s primary market area which encompasses Clinton, Columbia, Luzerne, Lycoming, Montour, Northumberland and Sullivan counties in Northcentral Pennsylvania. The majority of the Corporation’s loan portfolio consists of commercial and consumer real estate loans. As of September 30, 2025 and December 31, 2024, there were no concentrations of loans related to any single industry in excess of 10% of total loans.

4. DEPOSITS

Major classifications of deposits at September 30, 2025 and December 31, 2024 consisted of:

(In Thousands)	September 30, 2025	December 31, 2024
Demand deposits	$272,376	$259,700
Interest-bearing demand deposits	456,661	380,801
Savings	192,903	194,958
Money market	107,853	108,263
Time deposits	367,097	348,707
Total deposits	$1,396,890	$1,292,429

Time deposits of $250,000 or more amounted to $92,238,000 and $100,287,000 as of September 30, 2025 and December 31, 2024, respectively.

5. BORROWED FUNDS

Short-Term Borrowings

Short-term borrowings include repurchase agreements with customers and advances from the FHLB. As of September 30, 2025, the Bank was approved by the FHLB for borrowings of up to $592,585,000 of which $40,985,000 was outstanding in the form of advances and the FHLB had issued letters of credit on the Bank’s behalf totaling $13,000,000 against its borrowing capacity. Advances from the FHLB are secured by qualifying assets of the Bank. In addition to the outstanding balances noted below, the Bank also has additional unused lines of credit totaling $19,533,000 available from correspondent banks other than the FHLB. The outstanding balances and related information for short-term borrowings are summarized as follows as of September 30, 2025 and December 31, 2024:

	September 30, 2025
		Maximum	Weighted
	Ending	Month End	Average Rate
(In Thousands)	Balance	Balance	At Period End
Securities sold under agreements to repurchase	$16,893	$39,810	3.69%
Other short-term borrowings	—	22,210	4.47%
Total	$16,893	$62,020	3.69%

	December 31, 2024
		Maximum	Weighted
	Ending	Month End	Average Rate
(In Thousands)	Balance	Balance	At Period End
Securities sold under agreements to repurchase	$49,806	$185,680	3.76%
Other short-term borrowings	18,582	34,000	4.71%
Total	$68,388	$219,680	4.02%

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

The remaining contractual maturity of repurchase agreements in the Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024 is presented in the following tables:

	Remaining Contractual Maturity of the Agreements
	Overnight and			Greater than 90
(In Thousands)	Continuous	Up to 30 Days	30-90 Days	Days	Total
September 30, 2025
Securities sold under agreements to repurchase:
Obligation of U.S. Government Corporations and Agencies:
Mortgage-backed	$12,373	$—	$—	$—	$12,373
Collateralized mortgage obligations	—	—	—	—	—
Other	—	1,614	—	2,298	3,912
Obligation of state and political subdivisions	608	—	—	—	608
Total borrowings	$12,981	$1,614	$—	$2,298	$16,893

Gross amount of recognized liabilities for repurchase agreements					$16,893
Amounts related to agreements not included in offsetting disclosure above					$—

	Remaining Contractual Maturity of the Agreements
	Overnight and			Greater than 90
(In Thousands)	Continuous	Up to 30 Days	30-90 Days	Days	Total
December 31, 2024
Securities sold under agreements to repurchase:
Obligation of U.S. Government Corporations and Agencies:
Mortgage-backed	$37,385	$—	$—	$—	$37,385
Collateralized mortgage obligations	628	—	—	—	628
Other	4,511	600	—	4,088	9,199
Obligation of state and political subdivisions	2,594	—	—	—	2,594
Total borrowings	$45,118	$600	$—	$4,088	$49,806

Gross amount of recognized liabilities for repurchase agreements					$49,806
Amounts related to agreements not included in offsetting disclosure above					$—

The fair value of securities pledged to secure repurchase agreements may decline. The Corporation manages this risk by having a policy to pledge securities valued at 110% of the gross outstanding balance of repurchase agreements. Securities sold under agreements to repurchase are secured by securities with a carrying amount of $20,770,000 and $60,099,000 at September 30, 2025 and December 31, 2024, respectively.

Long-Term Borrowings

Long-term FHLB borrowings consisted of the following at September 30, 2025 and December 31, 2024:

(In Thousands)	September 30, 2025	December 31, 2024
Loans maturing in 2025 with a weighted-average rate of 4.79%	$—	$15,208
Loans maturing in 2026 with a weighted-average rate of 4.05%	15,359	15,359
Loans maturing in 2027 with a weighted-average rate of 3.93%	15,417	15,417
Loans maturing in 2028 with a weighted-average rate of 3.85%	10,209	10,225
Total long-term FHLB borrowings; weighted-average rate of 3.96%	40,985	56,209
Unamortized fair value adjustments	(466)	(673)
Total long-term borrowings	$40,519	$55,536

Note: Weighted-average rates are presented as of September 30, 2025.

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

The following table presents the assets reported on the Consolidated Balance Sheets at their fair value on a recurring basis as of September 30, 2025 and December 31, 2024, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	September 30, 2025
(In Thousands)	Level I	Level II	Level III	Total
Obligation of US Government Corporations and Agencies
Mortgage-backed	$—	$173,389	$—	$173,389
Collateralized mortgage obligations	—	6,448	—	6,448
Other	—	53,182	—	53,182
Obligations of state and political subdivisions	—	84,593	—	84,593
Other debt securities	—	188	—	188
Total available-for-sale debt securities	$—	$317,800	$—	$317,800

Marketable equity securities	$1,383	$—	$—	$1,383

Real estate loans held for sale	$—	$1,520	$—	$1,520

	December 31, 2024
(In Thousands)	Level I	Level II	Level III	Total
Obligation of US Government Corporations and Agencies
Mortgage-backed	$—	$113,707	$—	$113,707
Collateralized mortgage obligations	—	7,046	—	7,046
Other	—	119,454	—	119,454
Obligations of state and political subdivisions	—	82,762	—	82,762
Other debt securities	—	279	—	279
Total available-for-sale debt securities	$—	$323,248	$—	$323,248

Marketable equity securities	$1,355	$—	$—	$1,355

Real estate loans held for sale	$—	$1,691	$—	$1,691

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

The following table presents the assets measured on a nonrecurring basis on the Consolidated Balance Sheets at their fair value as of September 30, 2025 and December 31, 2024, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	September 30, 2025
(In Thousands)	Level I	Level II	Level III	Total
Assets Measured on a Non-recurring Basis:
Loans individually evaluated for credit loss	$—	$—	$8,884	$8,884
Foreclosed assets held for sale	—	—	70	70
Total nonrecurring fair value measurements	$—	$—	$8,954	$8,954

	December 31, 2024
(In Thousands)	Level I	Level II	Level III	Total
Assets Measured on a Non-recurring Basis:
Loans individually evaluated for credit loss	$—	$—	$7,398	$7,398
Foreclosed assets held for sale	—	—	70	70
Total nonrecurring fair value measurements	$—	$—	$7,468	$7,468

Loans are individually evaluated for credit loss when they do not share similar risk characteristics as similar loans within their loan pool. Foreclosed assets held for sale consist of real estate acquired by foreclosure. Loans individually evaluated for credit loss are reviewed and evaluated on at least a quarterly basis for individual reserve requirements and adjusted accordingly. The following table provides a listing of significant unobservable inputs used in the fair value measurement process for items valued utilizing level III techniques on a nonrecurring basis as of September 30, 2025 and December 31, 2024:

	September 30, 2025
	Quantitative Information about Level III Fair Value Measurements
(In Thousands)	Fair Value Estimate	Valuation Technique	Unobservable Input	Range	Weighted Average
Loans individually evaluated for credit loss:
Commercial Real Estate	$6,384	Discounted cash flows	Charge-off rates	0-100%	18.30%
Commercial Real Estate	1,195	Sales comparison	Discount to appraised value	27-48%	39.39%
Residential Real Estate	1,305	Sales comparison	Discount to appraised value	11-57%	35.83%
Total loans individually evaluated for credit loss	$8,884

Foreclosed assets held for sale:
Residential Real Estate	$70	Sales comparison	Discount to appraised value	44.00%	N/A

	December 31, 2024
	Quantitative Information about Level III Fair Value Measurements
(In Thousands)	Fair Value Estimate	Valuation Technique	Unobservable Input	Range	Weighted Average
Loans individually evaluated for credit loss:
Commercial Real Estate	$6,429	Discounted cash flows	Charge-off rates	0-100%	21.25%
Commercial Real Estate	513	Sales comparison	Discount to appraised value	26-31%	26.44%
Residential Real Estate	456	Sales comparison	Discount to appraised value	21-41%	29.40%
Total loans individually evaluated for credit loss	$7,398

Foreclosed assets held for sale:
Residential Real Estate	$70	Sales comparison	Discount to appraised value	30.69%	N/A

At September 30, 2025 and December 31, 2024, the carrying values and fair values of financial instruments that are not recorded at fair value on the Consolidated Balance Sheets are presented in the table below:

	September 30, 2025
	Carrying
(In Thousands)	Amount	Fair Value	Level I	Level II	Level III
Financial assets:
Cash and cash equivalents	$45,326	$45,326	$45,326	$—	$—
Restricted investment in bank stocks, at cost	5,442	5,442	—	5,442	—
Loans, net	1,159,309	1,096,312	—	—	1,096,312
Accrued interest receivable	5,132	5,132	—	5,132
Mortgage servicing rights	1,559	1,992	—	—	1,992

Financial liabilities:
Interest-bearing deposits	$1,124,514	$1,122,432	$—	$757,417	$365,015
Noninterest-bearing deposits	272,376	272,376	—	272,376	—
Short-term borrowings	16,893	16,893	—	16,893	—
Long-term borrowings	40,519	40,467	—	—	40,467
Accrued interest payable	1,779	1,779	—	1,779	—

	December 31, 2024
	Carrying
(In Thousands)	Amount	Fair Value	Level I	Level II	Level III
Financial assets:
Cash and cash equivalents	$17,380	$17,380	$17,380	$—	$—
Restricted investment in bank stocks, at cost	7,095	7,095	—	7,095	—
Loans, net	1,116,079	1,042,090	—	—	1,042,090
Accrued interest receivable	4,850	4,850	—	4,850
Mortgage servicing rights	1,756	2,041	—	—	2,041

Financial liabilities:
Interest-bearing deposits	$1,032,729	$1,031,198	$—	$684,022	$347,176
Noninterest-bearing deposits	259,700	259,700	—	259,700	—
Short-term borrowings	68,388	68,388	—	68,388	—
Long-term borrowings	55,536	55,032	—	—	55,032
Accrued interest payable	1,857	1,857	—	1,857	—

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

CAUTIONARY STATEMENT

Certain statements in this section and elsewhere in this Quarterly Report on Form 10-Q, other periodic reports filed by us under the Securities Exchange Act of 1934, as amended, and any other written or oral statements made by or on behalf of us may include “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 which reflect our current views with respect to future events and financial performance. Such forward looking statements are based on general assumptions and are subject to various risks, uncertainties, and other factors that may cause actual results to differ materially from the views, beliefs and projections expressed in such statements. These risks, uncertainties and other factors include, but are not limited to:

•	Our business and financial results are affected by business and economic conditions, both generally and specifically in the mostly Northcentral Pennsylvania market in which we operate.

•	Changes in interest rates and valuations in the debt, equity and other financial markets.

•	Disruptions in the liquidity and other functioning of financial markets, including such disruptions in the market for real estate and other assets commonly securing financial products.

•	Actions by the Federal Reserve Board and other government agencies, including those that impact money supply and market interest rates.

•	Changes in our customers’ and suppliers’ performance in general and their creditworthiness in particular.

•	Changes in customer preferences and behavior, whether as a result of changing business and economic conditions or other factors.

•	A continuation of recent turbulence in significant segments of the United States and global financial markets, particularly if it worsens, could impact our performance, both directly by affecting our revenues and the value of our assets and liabilities and indirectly by affecting our customers and suppliers and the economy generally.

•	Our business and financial performance could be impacted as the financial industry restructures in the current environment by changes in the competitive landscape.

•	Given current economic and financial market conditions, our forward-looking statements are subject to the risk that these conditions will be substantially different than we are currently expecting.

•	Legal, regulatory and governmental developments could have an impact on our ability to operate our businesses or our financial condition or results of operations or our competitive position or reputation. Reputational impacts, in turn, could affect matters such as business generation and retention, our ability to attract and retain management, liquidity and funding. These legal and regulatory developments could include: (a) the unfavorable resolution of legal proceedings or regulatory and other governmental inquiries; (b) increased litigation risk from recent regulatory and other governmental developments; (c) the results of the regulatory examination process, and regulators’ future use of supervisory and enforcement tools; (d) legislative and regulatory reforms, including changes to laws and regulations involving tax, pension, education and mortgage lending, the protection of confidential customer information, and other aspects of the financial institution industry; (e) the potential impact of new broad-based tariffs which may cause economic uncertainty and in turn influence profitability and asset quality; (f) the current U.S. government shutdown and Commonwealth of Pennsylvania budget impasse; and (g) changes in accounting policies and principles.

•	Our business and operating results are affected by our ability to identify and effectively manage risks inherent in our businesses, including, where appropriate, through the effective use of third-party insurance and capital management techniques.

•	Our ability to anticipate and respond to technological changes can have an impact on our ability to respond to customer needs and to meet competitive demands.

•	Our ability to implement our business initiatives and strategies could affect our financial performance over the next several years.

•	Competition can have an impact on customer acquisition, growth and retention, as well as on our credit spreads and product pricing, which can affect market share, deposits and revenues.

•	Our business and operating results can also be affected by widespread natural disasters, terrorist activities or international hostilities, either as a result of the impact on the economy and capital and other financial markets generally or on us or on our customers and suppliers.

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

Although the Corporation’s management uses the best information available, the level of the ACL remains an estimate which is subject to significant judgment and short-term change which could have a significant impact on the Corporation’s financial condition or results of operations. From January 1, 2025 to September 30, 2025, the level of the ACL increased from $9.9 million to $10.5 million and the ACL to total loans increased from 0.88% to 0.90%. The Corporation’s ACL is highly sensitive to the methods, assumptions and estimates underlying its calculation. See Note 3 “Loans and Allowance for Credit Losses” within the Corporation’s Notes to the Unaudited Consolidated Financial Statements which are included in Part I of this Quarterly Report on Form 10-Q for additional qualitative and quantitative information about the Corporation’s ACL.

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

FINANCIAL CONDITION

Total assets at September 30, 2025, were $1.655 billion, an increase of $59.0 million, or 3.7% from $1.596 billion at December 31, 2024. The change in total assets primarily reflects increases in cash and cash equivalents and loans receivable, partially offset by a decrease in available-for-sale debt securities. Cash and cash equivalents increased $27.9 million and gross loans receivable increased $43.9 million. Available-for-sale debt securities decreased $5.4 million. Total liabilities at September 30, 2025, were $1.470 billion, an increase of $40.9 million, or 2.9% from $1.430 billion at December 31, 2024. Deposit balances increased by $104.5 million, short-term borrowings decreased $51.5 million and long-term borrowings decreased $15.0 million since December 31, 2024.

Total average assets increased 2.2% from $1.602 billion for the three months ended September 30, 2024, to $1.637 billion for the three months ended September 30, 2025. Average earning assets were $1.525 billion for the three months ended September 30, 2025 and $1.493 billion for the three months ended September 30, 2024. Average interest-bearing liabilities were $1.167 billion for the three months ended September 30, 2025 and $1.162 billion for the three months ended September 30, 2024.

Total average assets increased 1.6% from $1.590 billion for the nine months ended September 30, 2024, to $1.616 billion for the nine months ended September 30, 2025. Average earning assets were $1.509 billion for the nine months ended September 30, 2025 and $1.490 billion for the nine months ended September 30, 2024. Average interest-bearing liabilities were $1.155 billion for the nine months ended September 30, 2025 and $1.160 billion for the nine months ended September 30, 2024.

Cash and cash equivalents increased $27.9 million or 160.8% from $17.4 million at December 31, 2024 to $45.3 million at September 30, 2025. This increase is primarily related to increased correspondent bank balances resulting from cash flows from available-for-sale debt securities as well as strong deposit growth during the nine months ended September 30, 2025.

Gross loans receivable not held for sale increased $43.9 million or 3.9% to $1.170 billion at September 30, 2025 from $1.126 billion at December 31, 2024. This increase is related to strong loan demand during the nine months ended September 30, 2025.

Available-for-sale debt securities decreased $5.4 million to $317.8 million at September 30, 2025 from $323.2 million at December 31, 2024. The Corporation received proceeds from sales, paydowns, calls and maturities of available-for-sale debt securities of $85.5 million during the nine months ended September 30, 2025. Partially offsetting this activity were purchases of $69.6 million and an increase in fair value of available-for-sale debt securities of $9.7 million for the nine months ended September 30, 2025.

Interest-bearing deposits increased $91.8 million to $1.125 billion at September 30, 2025 from $1.033 billion at December 31, 2024. Noninterest-bearing deposits increased 4.9% from $259.7 million at December 31, 2024 to $272.4 million at September 30, 2025. The increase in total deposits during the nine months ended September 30, 2025 was a result of strong organic deposit growth in combination with a strategic initiative to reposition customer repurchase agreements, which are classified as short-term borrowings, into core deposit accounts.

Short-term borrowings decreased $51.5 million to $16.9 million at September 30, 2025 from $68.4 million at December 31, 2024. This change was primarily related to the migration of customer repurchase agreements described above as well as a paydown in short-term FHLB borrowings during the nine months ended September 30, 2025.

Long-term borrowings were $40.5 million at September 30, 2025 compared to $55.5 million at December 31, 2024. This decrease is primarily related to $15.2 million in repayments on long-term borrowings during the nine months ended September 30, 2025.

Total stockholder’s equity increased by $18.1 million, or 10.9%, from $166.4 million at December 31, 2024, to $184.5 million at September 30, 2025. This increase is primarily attributable to earnings, net of cash dividends, along with a decrease in accumulated other comprehensive loss due to changes in the fair values of available-for-sale debt securities. Accumulated other comprehensive loss amounted to $6.3 million as of September 30, 2025 and $13.9 million as of December 31, 2024.

The loan-to-deposit ratio is a key measurement of liquidity. Our loan-to-deposit ratio decreased from 86.4% as of December 31, 2024 to 83.0% as of September 30, 2025 due to the asset/liability mix changes noted above, and remains within internal policy limits.

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

Securities

The Corporation’s investment securities portfolio provides a source of liquidity needed to meet expected loan demand and interest income to increase profitability. Additionally, the investment securities portfolio is used to meet pledging requirements to secure public deposits, customer repurchase agreements and for other purposes. Debt securities are classified as either available-for-sale or held-to-maturity at the time of purchase based on management's intent. Available-for-sale securities are carried at fair value, with unrealized holding gains and losses reported as a component of stockholders’ equity in accumulated other comprehensive income (loss), net of tax, while held-to-maturity securities are carried at amortized cost. At September 30, 2025 and December 31, 2024, all debt securities were classified as available-for-sale. Equity securities with readily determinable fair values are carried at fair value, with gains and losses due to fluctuations in market value included in the Consolidated Statements of Income. Securities with limited marketability and/or restrictions, such as FHLB of Pittsburgh stock, are carried at cost. Decisions to purchase or sell investment securities are based upon management’s current assessment of long and short-term economic and financial conditions, including the interest rate environment and asset/liability management, liquidity and tax-planning strategies.

At September 30, 2025, the investment portfolio was comprised principally of available-for-sale debt securities including, fixed-rate, taxable and tax-exempt obligations of state and political subdivisions and fixed-rate and floating-rate securities issued by U.S. government or U.S. government-sponsored agencies, which include agencies, mortgage-backed securities and collateralized mortgage obligations, or CMOs. Additionally, the Corporation holds equity investments in the stock of certain publicly traded bank holding companies. Except for U.S. government and government-sponsored agencies, there were no securities of any individual issuer that exceeded 10.0% of stockholders’ equity as of September 30, 2025.

The majority of the Corporation's debt securities are fixed-rate instruments and inherently subject to interest rate risk, as the value of fixed-rate securities fluctuates with changes in interest rates. Generally, a security's value reacts inversely with changes in interest rates. Available-for-sale securities are carried at fair value, with unrealized gains or losses reported in the accumulated other comprehensive income or loss component of stockholder's equity, net of deferred income taxes. At September 30, 2025, the Corporation reported a net unrealized loss, included in accumulated other comprehensive loss, of $6.3 million, net of deferred income taxes of $1.6 million, a decrease of $7.6 million compared to the net unrealized holding loss of $13.9 million, net of deferred income taxes of $3.7 million, at December 31, 2024. Any future changes in interest rates could result in changes in the fair value of the Corporation’s securities portfolio and capital position. However, accumulated other comprehensive income and loss related to available-for-sale debt securities is excluded from regulatory capital and does not have an impact on the Corporation's regulatory capital ratios.

The following table presents the carrying value of available-for-sale debt securities, at fair value at September 30, 2025 and December 31, 2024:

	September 30, 2025			December 31, 2024
	Amortized	Fair		Amortized	Fair
(In Thousands)	Cost	Value		Cost	Value
AVAILABLE-FOR-SALE DEBT SECURITIES:
Obligation of U.S. Government Corporations and Agencies:
Mortgage-backed	$182,564	$173,389		$128,631	$113,707
Collateralized mortgage obligations	5,999	6,448		6,752	7,046
Other	54,500	53,182		123,500	119,454
Obligations of state and political subdivisions	82,479	84,593		81,680	82,762
Other debt securities	179	188		274	279
Total available-for-sale debt securities	$325,721	$317,800		$340,837	$323,248

Aggregate Unrealized Loss		$(7,921)			$(17,589)
Aggregate Unrealized Loss as a % of Amortized Cost		(2.4%	)		(5.2%	)

The following table presents the weighted-average yields on available-for-sale debt securities by major category and maturity period at September 30, 2025. Yields are calculated on the basis of the amortized cost and weighted for the scheduled maturity of each security. Because mortgage-backed securities and collateralized mortgage obligations are not due at a single maturity date, they are not included in the maturity categories in the following summary.

	Within		One-		Five-		After
	One		Five		Ten		Ten
(Dollars In Thousands)	Year	Yield	Years	Yield	Years	Yield	Years	Yield	Total	Yield
AVAILABLE-FOR-SALE DEBT SECURITIES:
Obligation of U.S. Government Corporations and Agencies:
Other	$23,000	1.00%	$31,500	1.15%	$—	—	$—	—	$54,500	1.09%
Obligations of state and political subdivisions	1,154	4.37%	8,656	4.00%	29,192	4.35%	43,477	4.55%	82,479	4.42%
Other debt securities	—	—	179	5.39%	—	—	—	—	179	5.39%
Sub-total	$24,154	1.16%	$40,335	2.20%	$29,192	4.35%	$43,477	4.55%	$137,158	3.22%

Mortgage-backed securities									182,564	3.06%
Collateralized mortgage obligations									5,999	5.45%
Total									$325,721	3.12%

Marketable Equity Securities

At September 30, 2025 and December 31, 2024, the Corporation held $1.4 million in equity securities recorded at fair value. The following is a summary of unrealized and realized gains and losses recognized in net income on equity securities during the three and nine months ended September 30, 2025 and 2024:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(In Thousands)	2025	2024	2025	2024
Net gains recognized during the period on marketable equity securities	$48	$163	$28	$8

Less: Net gains recognized during the period on marketable equity securities sold during the period	—	—	—	—

Unrealized gains recognized during the period on marketable equity securities still held at the reporting date	$48	$163	$28	$8

See Note 2 within the Corporation’s Notes to the Unaudited Consolidated Financial Statements which are included in this Quarterly Report on Form 10-Q for more information regarding Corporation’s investment portfolio as of September 30, 2025.

Loans

Gross loans receivable increased 3.9% from $1.126 billion at December 31, 2024 to $1.170 billion at September 30, 2025. The percentage distribution in the loan portfolio is shown in the tables below:

	September 30, 2025		December 31, 2024
(In Thousands)	Amount	%	Amount	%
Commercial and industrial	$92,667	7.9%	$93,445	8.3%
Commercial real estate:
Commercial mortgages	347,363	29.7%	325,882	28.9%
Student housing	48,001	4.1%	45,808	4.1%
Residential real estate	663,185	56.7%	638,952	56.7%
Consumer and other	18,641	1.6%	21,850	1.9%
Gross loans	$1,169,857	100.0%	$1,125,937	100.0%

Loan concentrations are considered to exist when there are amounts loaned to a number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. Our lending activity is heavily concentrated in the geographic market areas we serve. This geographic concentration subjects our loan portfolio to the general economic conditions within the state. The risks created by this concentration have been considered by management and are monitored on an ongoing basis. As of September 30, 2025 and December 31, 2024, there were no concentrations of loans exceeding 10% of total loans other than the categories of loans disclosed in the table above. We believe our loan portfolio is diversified relative to industry concentrations across the various loan portfolio categories.

Banking regulators have established guidelines of less than 100% of tier 1 capital plus allowance for credit losses in construction lending and less than 300% of tier 1 capital plus allowance for credit losses in commercial real estate lending that management monitors as part of the risk management process. The construction concentration ratio is a percentage of the outstanding construction and land development loans to total tier 1 capital plus allowance for credit losses. The commercial real estate concentration ratio is a percentage of the outstanding balance of non-owner occupied commercial real estate, multifamily, and construction and land development loans to tier 1 capital plus allowance for credit losses. At September 30, 2025 and December 31, 2024, the Bank’s exposure to commercial real estate was well below these guidelines.

As of September 30, 2025, commercial real estate loans totaled $395.4 million or 33.8% of total gross loans. Of this amount commercial mortgage loans represented $347.4 million or 29.7% of total gross loans and student housing loans represented $48.0 million or 4.1% of total gross loans. The following table presents the distribution of commercial real estate loans and related percentage of the total loan portfolio as of September 30, 2025 and December 31, 2024:

	September 30, 2025		December 31, 2024
(In Thousands)	Amount	%	Amount	%
Commercial real estate:
Commercial mortgages:
Commercial construction	$17,938	1.5%	$24,664	2.2%
Multifamily	73,490	6.3%	74,463	6.6%
Owner occupied nonfarm nonresidential	113,460	9.7%	101,697	9.0%
Non-owner occupied nonfarm nonresidential	93,583	8.0%	83,882	7.4%
Other commercial	48,892	4.2%	41,176	3.7%
Student housing	48,001	4.1%	45,808	4.1%
Total commercial real estate	$395,364	33.8%	$371,690	33.0%

The following table presents the maturity distribution and interest rate information of the loan portfolio by major category as of September 30, 2025:

	As of September 30, 2025

	Fixed-Rate Loans					Variable- or Adjustable-Rate Loans					All Loans
	1 Year	1-5	5-15	>15		1 Year	1-5	5-15	>15
(In Thousands)	or Less	Years	Years	Years	Total	or Less	Years	Years	Years	Total	Total
Commercial and industrial	$4,466	$20,998	$11,553	$208	$37,225	$15,570	$3,274	$22,610	$13,988	$55,442	$92,667
Commercial real estate:
Commercial mortgages	4,233	3,951	23,622	11,870	43,676	16,330	7,573	68,388	211,396	303,687	347,363
Student housing	1,996	—	2,027	—	4,023	1,673	5,312	15,427	21,566	43,978	48,001
Residential real estate	7,582	8,418	55,602	44,510	116,112	13,193	4,499	51,824	477,557	547,073	663,185
Consumer and other	1,268	5,167	2,255	312	9,002	47	724	3,216	5,652	9,639	18,641
Total	$19,545	$38,534	$95,059	$56,900	$210,038	$46,813	$21,382	$161,465	$730,159	$959,819	$1,169,857

See Note 3 within the Corporation’s Notes to the Unaudited Consolidated Financial Statements which are included in this Quarterly Report on Form 10-Q for more information regarding the Corporation’s loan portfolio as of September 30, 2025.

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

The following table presents information about non-performing assets, as of September 30, 2025 and December 31, 2024:

Non-performing Assets

	September 30,	December 31,
(dollars in thousands)	2025	2024
Non-accrual loans	$15,466	$10,047
Loans past due 90 days or more and still accruing	—	—
Total non-performing loans	15,466	10,047
Foreclosed assets held for sale	70	70
Total non-performing assets	$15,536	$10,117

Non-performing loans as a percentage of total loans, gross	1.32%	0.89%
Non-performing assets as a percentage of total assets	0.94%	0.63%
Allowance for credit losses as a percentage of total loans, gross	0.90%	0.88%
Allowance for credit losses to non-performing assets	67.89%	97.44%

Total non-performing assets amounted to $15,536,000, or 0.94% of total assets at September 30, 2025, as compared to $10,117,000, or 0.63% of total assets at December 31, 2024. For the nine months ended September 30, 2025, the Corporation experienced increases in non-accrual loans in all major loan classifications, however, the most significant increases were in commercial real estate and residential real estate loans which increased $2.1 million and $2.9 million, respectively.

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

Management believes it has been conservative in its decisions concerning identification of loans requiring individual evaluation for credit loss, estimates of loss, and nonaccrual status; however, the actual losses realized from these relationships could vary materially from the allowances calculated as of September 30, 2025. Management continues to closely monitor its loan relationships for credit losses and will adjust its estimates of loss and decisions concerning nonaccrual status, if appropriate.

Allowance for Credit Losses

The allowance for credit losses was $10.5 million at September 30, 2025, compared to $9.9 million at December 31, 2024. The allowance equaled 0.90% of total loans, net of unearned fees and costs and unamortized fair value adjustments, at September 30, 2025 as compared to 0.88% at December 31, 2024. The allowance for credit losses is analyzed quarterly and reviewed by the Corporation’s Board of Directors. Regular loan meetings with the Corporation’s Board of Directors reviewed new loans over specified thresholds. Delinquent loans, loan exceptions and certain large loans are addressed by the full Board no less than monthly to determine compliance with policies.

The following tables present the allocation of the allowance for credit losses as of September 30, 2025 and December 31, 2024:

	September 30, 2025			December 31, 2024
(dollars in thousands)	Allowance for Credit Losses	Percent of Allowance	Percent of Loans to Gross Loans	Allowance for Credit Losses	Percent of Allowance	Percent of Loans to Gross Loans
Commercial and industrial	$1,095	10.4%	7.9%	$931	9.4%	8.3%
Commercial real estate	6,559	62.2%	33.8%	6,869	69.7%	33.0%
Residential real estate	2,731	25.9%	56.7%	1,850	18.8%	56.7%
Consumer and other	163	1.5%	1.6%	208	2.1%	1.9%
Total	$10,548	100.0%	100.0%	$9,858	100.0%	100.0%

The most significant changes in the allowance for credit losses on an individual segment basis from December 31, 2024 to September 30, 2025 include an increase in residential real estate loans from $1,850,000, or 18.8% of the total allowance, at December 31, 2024 to $2,731,000, or 25.9% of the total allowance, at September 30, 2025, as well as a decrease in commercial real estate loans from $6,869,000, or 69.7% of the total allowance, at December 31, 2024 to $6,559,000, or 62.2% of the total allowance, at September 30, 2025. The increase for residential real estate loans includes the impact of increases in non-accrual loans which impacted probability of default calculations and levels of individually evaluated loans and related individually evaluated allowance levels as well as changes in qualitative factors related to the nature of the loan portfolio, volume and severity of past due loans, loan grade migration, changes in lending staff, changes in lending policies and procedures and forecasted economic conditions. The decrease for commercial real estate loans includes the impact of lower individually evaluated allowances related to student housing loans due to a decrease in loan balances, an increase in the volume of collateral dependent loans with no allowance required due to higher overall nonperforming commercial real estate loan balances as well as a decrease in allowance levels for commercial construction loans due to decreases in volume and loss rates utilized. The impact of these items was partially offset by changes in qualitative factors consistent with residential real estate loans as noted above.

See Note 3 within the Corporation’s Notes to the Unaudited Consolidated Financial Statements which are included in this Quarterly Report on Form 10-Q for more information regarding the Corporation’s allowance for credit losses as of September 30, 2025.

Deposits

Deposits are the primary source of funds for the Corporation’s lending and investing activities. The Corporation provides a range of deposit services to businesses and individuals, including noninterest-bearing checking accounts, interest-bearing checking accounts, savings accounts, money market accounts and time deposits. These accounts generally earn interest at rates the Corporation establishes based on market factors and the anticipated amount and timing of funding needs. The establishment or continuity of a core deposit relationship can be a factor in loan pricing decisions. While the Corporation’s primary focus is on establishing customer relationships to attract core deposits, at times, the Corporation may use brokered deposits and other wholesale deposits to supplement its funding sources. As of September 30, 2025, the Corporation held no brokered deposits.

The following tables summarize the average balances outstanding and average interest rates for each major category of deposits for the three and nine months ended September 30, 2025 and 2024, respectively:

	For the Three Months Ended
	September 30, 2025		September 30, 2024
	Average	Average	Average	Average	Balance Change
	Balance	Rate	Balance	Rate	Amount	%
(In Thousands)
Non-interest bearing	$273,870	-%	$263,322	-%	$10,548	4.0%
Savings	194,417	0.03	196,138	0.03	(1,721)	(0.9)
Interest-bearing demand deposits	440,018	2.29	352,629	2.31	87,389	24.8
Money market deposits	105,762	1.98	113,131	2.23	(7,369)	(6.5)
Time deposits	365,505	3.44	344,704	3.96	20,801	6.0
Total deposits	$1,379,572	1.80%	$1,269,924	1.92%	$109,648	8.6%

	For the Nine Months Ended
	September 30, 2025		September 30, 2024
	Average	Average	Average	Average	Balance Change
	Balance	Rate	Balance	Rate	Amount	%
(In Thousands)
Non-interest bearing	$270,428	-%	$259,940	-%	$10,488	4.0%
Savings	194,750	0.03	199,776	0.03	(5,026)	(2.5)
Interest-bearing demand deposits	415,247	2.26	308,869	1.92	106,378	34.4
Money market deposits	104,349	1.91	109,679	2.08	(5,330)	(4.9)
Time deposits	360,770	3.54	337,989	4.01	22,781	6.7
Total deposits	$1,345,544	1.80%	$1,216,253	1.79%	$129,291	10.6%

The Corporation believes its deposit product offerings are properly structured to attract and retain core low-cost deposit relationships. The average cost of interest-bearing deposits for the three and nine months ended September 30, 2025 was 2.24% and 2.25%, respectively. The average cost of interest-bearing deposits for the three and nine months ended September 30, 2024 was 2.42% and 2.28%, respectively.

At September 30, 2025, estimated uninsured deposits, or the portion of deposit accounts which exceeded the Federal Deposit Corporation insurance limit, totaled $385.8 million. Of this amount, $162.6 million was collateralized by securities pledged by the Corporation or letters of credit issued through the Federal Home Loan Bank of Pittsburgh. Time deposits of $250,000 or more totaled approximately $92.2 million at September 30, 2025.

See Note 4 within the Corporation’s Notes to the Unaudited Consolidated Financial Statements which are included in this Quarterly Report on Form 10-Q for more information regarding the Corporation’s deposits as of September 30, 2025.

Borrowings

Short-term borrowings consist primarily of securities sold under agreements to repurchase and periodic overnight or short-term Federal Home Loan Bank advances. Average short-term borrowings amounted to 1.5% and 7.9% of total interest-bearing liabilities for the three months ended September 30, 2025 and 2024, respectively, and 2.8% and 11.8% of total interest-bearing liabilities for the nine months ended September 30, 2025 and 2024, respectively. These changes were primarily related to the migration of customer repurchase agreements as well as a paydown in short-term FHLB borrowings during 2024 and 2025.

Long-term borrowings consist of advances due to the FHLB - Pittsburgh. Under terms of a blanket agreement, the loans are secured by certain qualifying assets of the Bank which consist principally of first mortgage loans. The carrying value of these collateralized items was $857.0 million at September 30, 2025. The Bank has lines of credit with the Federal Reserve Bank Discount Window, FHLB – Pittsburgh, and Atlantic Community Bankers Bank in the aggregate amount of $612.1 million at September 30, 2025. The unused portion of these lines of credit was $555.9 million at September 30, 2025.

See Note 5 within the Corporation’s Notes to the Unaudited Consolidated Financial Statements which are included in this Quarterly Report on Form 10-Q for more information regarding the Corporation’s borrowings as of September 30, 2025.

Capital Resources

Management believes, as of September 30, 2025, that Journey Bank meets all capital adequacy requirements to which it is subject. Management annually performs stress testing on its regulatory capital levels and expects Journey Bank to maintain capital levels that exceed the regulatory standards for well-capitalized institutions for the next 12 months and for the foreseeable future.

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

The following table reflects the Bank’s actual capital amounts and ratios at September 30, 2025 and December 31, 2024:

	Journey Bank		Minimum Required For Capital Adequacy Purposes	Minimum Required For Capital Adequacy Purposes with Conservation Buffer	Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations
(Dollars in Thousands)	Amount	Ratio	Ratio	Ratio	Ratio
September 30, 2025
Total capital (to risk-weighted assets)	$165,092	16.70%	8.00%	10.50%	10.00%

Tier I capital (to risk-weighted assets)	155,117	15.69%	6.00%	8.50%	8.00%

Tier I common equity (to risk-weighted assets)	155,117	15.69%	4.50%	7.00%	6.50%

Tier I capital (to average assets)	155,117	9.62%	4.00%	4.00%	5.00%

Total risk-weighted assets	988,483

Total average assets	1,611,947

	Journey Bank		Minimum Required For Capital Adequacy Purposes	Minimum Required For Capital Adequacy Purposes with Conservation Buffer	Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations
(Dollars in Thousands)	Amount	Ratio	Ratio	Ratio	Ratio
December 31, 2024
Total capital (to risk-weighted assets)	$152,703	16.03%	8.00%	10.50%	10.00%

Tier I capital (to risk-weighted assets)	143,417	15.06%	6.00%	8.50%	8.00%

Tier I common equity (to risk-weighted assets)	143,417	15.06%	4.50%	7.00%	6.50%

Tier I capital (to average assets)	143,417	9.10%	4.00%	4.00%	5.00%

Total risk-weighted assets	952,452

Total average assets	1,576,746

RESULTS OF OPERATIONS

Net income for the three months ended September 30, 2025 was $6,719,000, or $1.90 per share, compared to $5,056,000, or $1.42 per share, for the three months ended September 30, 2024. Net income for the nine months ended September 30, 2025 was $16,832,000, or $4.76 per share compared to $13,799,000, or $3.86 per share for the same period in 2024. The increase in net income for the three and nine months ended September 30, 2025, compared to the same periods in 2024, was primarily attributable to a significant increase in net interest income, partially offset by an increase in non-interest expense.

Net interest income increased $2.9 million, or 22.5% to $15.7 million for the three months ended September 30, 2025, from $12.8 million for the same period in 2024. Non-interest income was $2.9 million for the three months ended September 30, 2025, an increase of $0.2 million, or 6.5%, from $2.7 million for the same period in 2024, which primarily reflected increases in gain on sale of loans and other non-interest income partially offset by a decrease in gains on marketable equity securities. Non-interest expense was $10.0 million for the three months ended September 30, 2025, an increase of $0.6 million, or 6.5%, from $9.4 million for the same period in 2024, which was primarily related to increases in professional fees, automated teller machine and interchange expenses and other non-interest expense.

Net interest income increased $7.3 million, or 19.6% to $44.3 million for the nine months ended September 30, 2025, from $37.1 million for the same period in 2024. Non-interest income was $7.6 million for the nine months ended September 30, 2025, a decrease of $0.1 million, or 1.2%, from $7.7 million for the same period in 2024, which primarily reflected increases in service charges and fees and trust income offset by decreases in realized losses on available-for-sale debt securities, net, and other non-interest income. Non-interest expense was $30.9 million for the nine months ended September 30, 2025, an increase of $2.7 million, or 9.6%, from $28.2 million for the same period in 2024, which was primarily related to increases in salaries and employee benefits, Pennsylvania shares tax and professional fees, partially offset by a decrease in merger-related expenses.

For the three and nine months ended September 30, 2025, the annualized return on average assets was 1.63% and 1.39%, respectively, compared to 1.26% and 1.13%, respectively, for the comparable periods of 2024. The annualized return on average equity was 14.81% and 12.88%, respectively, for the three and nine months ended September 30, 2025, compared to 12.34% and 11.39%, respectively, for the comparable periods of 2024. For the three months ended September 30, 2025 the Corporation declared and paid dividends to holders of common stock of $0.45 per share as compared to $0.44 for the same period of 2024. For the nine months ended September 30, 2025 the Corporation declared and paid dividends to holders of common stock of $1.85 per share, which includes the impact of a special one-time cash dividend of $0.50 per share, as compared to $1.32 for the same period of 2024.

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

Tax-equivalent net interest income increased $2.9 million, or 22.0%, to $15.9 million for the three months ended September 30, 2025 compared to $13.1 million for the same period in 2024. The increase in tax-equivalent net interest income was due to an increase in tax-equivalent interest income reflecting higher earning asset volumes and yields, along with a decrease in interest expense which resulted primarily from a significant decrease in average borrowings coupled with a decrease in the average rate paid on total interest-bearing liabilities. Tax-equivalent net interest margin, a key measurement used in the banking industry to measure income from earning assets relative to the cost to fund those assets, is calculated by dividing tax-equivalent net interest income by average interest-earning assets. The Corporation’s tax-equivalent net interest margin increased 67 basis points to 4.15% for the three months ended September 30, 2025 compared to 3.48% for the same period of 2024, which was largely caused by increases in yields on earning assets along with a decrease in total in cost of funds. Additionally, interest rate spread, the difference between the average yield on interest-earning assets, shown on a fully tax-equivalent basis, and the average cost of interest-bearing liabilities, increased 72 basis points to 3.59% for the three months ended September 30, 2025 compared to 2.87% for the same period in 2024.

Tax-equivalent interest income increased $1.8 million, or 8.6%, to $22.9 million for the three months ended September 30, 2025 from $21.1 million for the same period in 2024, which was largely caused by growth in average earning assets, coupled with an increase in the tax-equivalent yield on average earning assets. Average earning assets increased $32.3 million, or 2.2%, to $1.525 billion for the three months ended September 30, 2025 from $1.493 billion for the same period in 2024, resulting in a corresponding increase to tax-equivalent interest income of $1.0 million. Specifically, average loans increased $50.6 million, or 4.5%, to $1.175 billion for the three months ended September 30, 2025 from $1.124 billion for the same period in 2024, which reflected strong organic loan growth. Total investment securities averaged $318.4 million for the three months ended September 30, 2025, a decrease of $43.0 million, or 11.9%, compared to $361.4 million for the same period in 2024, which contributed to a net decrease of $0.2 million in tax-equivalent interest income. The tax-equivalent yield on earning assets increased 34 basis points to 5.96% for the three months ended September 30, 2025 from 5.62% for the same period in 2024, which resulted in a corresponding increase in tax-equivalent interest income of $0.8 million. The Corporation's tax-equivalent yield on loans increased 6 basis points to 6.70% for the three months ended September 30, 2025 compared to 6.64% for the same period in 2024, resulting in a corresponding increase in tax-equivalent interest income of $0.2 million, due primarily to the origination of new loans at higher yields and the continued repricing of existing variable rate loans in the Corporation’s portfolio. Meanwhile, the tax-equivalent yield on investment securities increased 94 basis points to 3.38% for the three months ended September 30, 2025 from 2.44% for the same period in 2024 and caused a corresponding increase to tax-equivalent interest income of $0.7 million.

Interest expense decreased $1.1 million, or 13.3%, to $7.0 million for the three months ended September 30, 2025 from $8.0 million for the same period in 2024, which was primarily from a significant decrease in average borrowings, coupled with a lower overall cost of funds. Average borrowed funds, which is largely comprised of customer repurchase agreements and FHLB of Pittsburgh advances, averaged $61.2 million for the three months ended September 30, 2025, a decrease of $94.0 million from $155.2 million for the same period in 2024. Lower volumes of average borrowed funds resulted in a corresponding decrease in interest expense of $1.2 million. Total average interest-bearing deposits increased $99.1 million, or 9.8%, to $1.106 billion for the three months ended September 30, 2025, compared to $1.007 billion for the same period in 2024, which resulted in a corresponding increase in interest expense of $0.8 million. For the three months ended September 30, 2025, the Corporation's cost of funds decreased 39 basis points to 2.36% from 2.75% for the same period in 2024. The average rate paid on total borrowings decreased 33 basis points to 4.50% for the three months ended September 30, 2025 from 4.83% for the same period in 2024. The average rate paid on total interest-bearing deposits decreased 18 basis points to 2.24% for the three months ended September 30, 2025 from 2.42% for the same period in 2024, which resulted in a corresponding decrease in interest expense of $0.6 million.

On a year-to-date basis, tax equivalent net interest income increased $7.3 million, or 19.3%, to $45.2 million for the nine months ended September 30, 2025, from $37.9 million for the comparable period of 2024. The increase in tax-equivalent net interest income for the year-to-date period was largely due to a $4.3 million, or 6.9%, increase in tax equivalent interest income, to $66.0 million, from $61.7 million for 2024, combined with a decrease in interest expense of $3.0 million, or 12.7%, to $20.8 million for the nine months ended September 30, 2025, from $23.8 million for the nine months ended September 30, 2024. Similar to the quarterly period, the $4.3 million or 6.9%, increase in year-to-date tax equivalent interest income was primarily due to higher earning-asset yields, coupled with an increase in average earning assets balances. The tax-equivalent yield on average earning assets increased 31 basis points to 5.85% for the nine months ended September 30, 2025 from 5.54% for the same period in 2024, which resulted in a corresponding increase of $1.9 million to tax-equivalent interest income. The tax-equivalent yield on loans increased 10 basis points, while the tax-equivalent yield on investments increased 59 basis points comparing the year-to-date periods of 2025 and 2024, which resulted in corresponding increases in tax-equivalent interest income of $0.8 million and $1.2 million, respectively. Regarding earning-asset volumes, total average earning assets increased $19.1 million, or 1.3%, to $1.509 billion for the nine months ended September 30, 2025, from $1.490 billion for the same period of 2024, which resulted in a corresponding increase in tax-equivalent interest income of $2.4 million. Similar to the quarterly period, this was primarily due to an increase in average total loans which increased $51.2 million, or 4.6%, to $1.162 billion for the nine months ended September 30, 2025, from $1.111 billion for the same comparable period of 2024, which was primarily as a result of strong organic loan demand. This increase resulted in a corresponding increase in tax-equivalent interest income of $2.5 million.

The $3.0 million, or 12.7%, decrease in year-to-date interest expense was largely due to a significant decrease in average total borrowings. Average borrowed funds averaged $80.2 million for the nine months ended September 30, 2025, a decrease of $123.7 million from $203.9 million for the same period in 2024. Lower volumes of average borrowed funds resulted in a corresponding decrease in interest expense of $4.5 million. This decrease was partially offset by an increase in interest-bearing deposit volumes. Comparing the year-to-date periods of 2025 and 2024, average interest-bearing deposits increased $118.8 million, or 12.4%, to $1.075 billion from $956.3 million, respectively, increasing interest expense by $2.1 million.

The following Average Balance Sheet and Rate Analysis tables presents the average assets, actual income or expense and the average yield on assets, liabilities and stockholders' equity for the three and nine months ended September 30, 2025 and 2024.

AVERAGE BALANCE SHEET AND RATE ANALYSIS

THREE MONTHS ENDED SEPTEMBER 30,

	2025			2024
(In Thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS:	(1)			(1)
Tax-exempt loans	$39,442	$470	4.73%	$43,579	$524	4.78%
All other loans	1,135,079	19,365	6.77%	1,080,350	18,234	6.71%
Total loans (2)(3)(4)	1,174,521	19,835	6.70%	1,123,929	18,758	6.64%

Taxable securities	240,268	1,647	2.72%	282,418	1,184	1.67%
Tax-exempt securities (3)	78,184	1,069	5.42%	79,028	1,037	5.22%
Total securities	318,452	2,716	3.38%	361,446	2,221	2.44%

Interest-bearing deposits in other banks	32,403	348	4.26%	7,746	110	5.65%

Total interest-earning assets	1,525,376	22,899	5.96%	1,493,121	21,089	5.62%

Other assets	111,828			108,904

TOTAL ASSETS	$1,637,204			$1,602,025

LIABILITIES:
Savings	$194,417	15	0.03%	$196,138	15	0.03%
Now deposits	440,018	2,543	2.29%	352,629	2,051	2.31%
Money market deposits	105,762	527	1.98%	113,131	635	2.23%
Time deposits	365,505	3,170	3.44%	344,704	3,432	3.96%
Total interest-bearing deposits	1,105,702	6,255	2.24%	1,006,602	6,133	2.42%

Short-term borrowings	17,163	168	3.88%	91,431	1,093	4.76%
Long-term borrowings	44,072	527	4.74%	63,814	791	4.93%
Total borrowings	61,235	695	4.50%	155,245	1,884	4.83%

Total interest-bearing liabilities	1,166,937	6,950	2.36%	1,161,847	8,017	2.75%

Noninterest-bearing deposits	273,870			263,322
Other liabilities	16,387			13,836
Stockholders' equity	180,010			163,020
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$1,637,204			$1,602,025
Interest rate spread (6)			3.59%			2.87%
Net interest income/margin (5)		$15,949	4.15%		$13,072	3.48%

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

AVERAGE BALANCE SHEET AND RATE ANALYSIS

NINE MONTHS ENDED SEPTEMBER 30,

	2025			2024
(In Thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS:	(1)			(1)
Tax-exempt loans	$41,227	$1,491	4.83%	$41,312	$1,375	4.45%
All other loans	1,120,688	56,454	6.74%	1,069,391	53,231	6.65%
Total loans (2)(3)(4)	1,161,915	57,945	6.67%	1,110,703	54,606	6.57%

Taxable securities	252,482	4,388	2.32%	294,122	3,792	1.72%
Tax-exempt securities (3)	79,013	3,197	5.41%	78,865	3,092	5.24%
Total securities	331,495	7,585	3.06%	372,987	6,884	2.47%

Interest-bearing deposits in other banks	15,279	483	4.23%	5,875	238	5.41%

Total interest-earning assets	1,508,689	66,013	5.85%	1,489,565	61,728	5.54%

Other assets	107,209			100,828

TOTAL ASSETS	$1,615,898			$1,590,393

LIABILITIES:
Savings	$194,750	44	0.03%	$199,776	46	0.03%
Now deposits	415,247	7,016	2.26%	308,869	4,450	1.92%
Money market deposits	104,349	1,491	1.91%	109,679	1,706	2.08%
Time deposits	360,770	9,542	3.54%	337,989	10,151	4.01%
Total interest-bearing deposits	1,075,116	18,093	2.25%	956,313	16,353	2.28%

Short-term borrowings	31,945	963	4.03%	137,198	5,017	4.88%
Long-term borrowings	48,259	1,721	4.77%	66,695	2,436	4.88%
Total borrowings	80,204	2,684	4.47%	203,893	7,453	4.88%

Total interest-bearing liabilities	1,155,320	20,777	2.40%	1,160,206	23,806	2.74%

Noninterest-bearing deposits	270,428			259,940
Other liabilities	15,362			13,065
Stockholders' equity	174,788			157,182
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$1,615,898			$1,590,393
Interest rate spread (6)			3.45%			2.79%
Net interest income/margin (5)		$45,236	4.01%		$37,922	3.40%

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

Reconcilement of Taxable Equivalent Net Interest Income
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
(In Thousands)
Total interest income	$22,601	$20,791	$65,104	$60,875
Total interest expense	6,950	8,017	20,777	23,806

Net interest income	15,651	12,774	44,327	37,069
Tax equivalent adjustment	298	298	909	853

Net interest income
(fully taxable equivalent)	$15,949	$13,072	$45,236	$37,922

Rate/Volume Analysis

To enhance the understanding of the effects of volumes (the average balance of earning assets and costing liabilities) and average interest rate fluctuations on the Consolidated Balance Sheets as it pertains to net interest income, the table below reflects these changes for the three and nine months ended September 30, 2025 versus September 30, 2024:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025 vs 2024			2025 vs 2024
	Increase (Decrease)			Increase (Decrease)
	Due to			Due to
(In Thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Loans, tax-exempt	$(44)	$(10)	$(54)	$(2)	$118	$116
Loans	926	205	1,131	2,551	672	3,223
Taxable investment securities	(181)	644	463	(536)	1,132	596
Tax-exempt investment securities	2	30	32	6	99	105
Interest bearing deposits	339	(101)	238	381	(136)	245
Total interest-earning assets	1,042	768	1,810	2,400	1,885	4,285

Interest expense:
Savings	—	—	—	(1)	(1)	(2)
NOW deposits	564	(72)	492	1,531	1,035	2,566
Money market deposits	(40)	(68)	(108)	(83)	(132)	(215)
Time deposits	236	(498)	(262)	684	(1,293)	(609)
Short-term borrowings	(895)	(30)	(925)	(3,845)	(209)	(4,054)
Long-term borrowings, FHLB	(260)	(4)	(264)	(673)	(42)	(715)
Total interest-bearing liabilities	(395)	(672)	(1,067)	(2,387)	(642)	(3,029)
Change in net interest income	$1,437	$1,440	$2,877	$4,787	$2,527	$7,314

Provision for Credit Losses

A summary of the provision for credit losses for the three and nine months ended September 30, 2025 and 2024, is as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(In Thousands)	2025	2024	2025	2024
Provision for credit losses:
Loans receivable	$475	$151	$841	$288
Off-balance sheet exposures	4	—	2	(18)
Total provision for credit losses	$479	$151	$843	$270

For the three months ended September 30, 2025, there was a provision for credit losses of $479,000, an increase of $328,000 in expense compared to a provision for credit losses of $151,000 for the three months ended September 30, 2024. The provision for the three months ended September 30, 2025 included expense related to loans receivable of $475,000 and expense related to off-balance sheet exposures of $4,000. For the nine months ended September 30, 2025, there was a provision for credit losses of $843,000, an increase of $573,000 in expense compared to a provision for credit losses of $270,000 for the nine months ended September 30, 2024. The provision for the nine months ended September 30, 2025 included expense related to loans receivable of $841,000 and expense related to off-balance sheet exposures of $2,000.

The provision amounts for the three and nine months ended September 30, 2025 and 2024 primarily reflect an increase in volume in the loan portfolio, increases in non-accrual loans which impacted probability of default calculations and changes in qualitative factors related to the nature of the loan portfolio, volume and severity of past due loans, loan grade migration, changes in lending staff, changes in lending policies and procedures and forecasted economic conditions.

See Note 3 within the Corporation’s Notes to the Unaudited Consolidated Financial Statements which are included in this Quarterly Report on Form 10-Q for more information regarding the Corporation’s allowance for credit losses as of September 30, 2025.

Non-interest Income

Total non-interest income increased $177,000 to $2,892,000 for the third quarter 2025, compared to the third quarter 2024 amount of $2,715,000. This change was primarily due to increases in gain on sale of loans and other non-interest income of $111,000 and $81,000, respectively, due to an increase in mortgage sale activity and a one-time gain of $120,000 related to a bank-owned life insurance claim. These increases were partially offset by a decrease in gains on marketable equity securities of $115,000 due to market value changes comparing the third quarter 2025 to the third quarter 2024.

For the nine months ended September 30, 2025, total non-interest income decreased $92,000 or 1.2% to $7,574,000, compared to $7,666,000 for the nine months ended September 30, 2024. Realized losses on available-for-sale debt securities, net, resulted in a decrease of $418,000 which was partially offset by increases in service charges and fees and trust income of $196,000 and $133,000, respectively. Other non-interest income decreased $214,000 or 14.4% due primarily to one-time events during the nine months ended September 30, 2024, including incentives received in conjunction with the launch of a debit card reissuance project as well as a governmental grant recorded in conjunction with the completion of a solar energy project.

	For the Three Months Ended
	September 30, 2025		September 30, 2024		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Service charges and fees	$774	26.8%	$727	26.8%	$47	6.5%
Interchange fees	671	23.2	664	24.5	7	1.1
Gain on sale of loans	186	6.4	75	2.8	111	148.0
Earnings on bank-owned life insurance	235	8.1	236	8.7	(1)	(0.4)
Brokerage	215	7.4	193	7.1	22	11.4
Trust	268	9.3	243	9.0	25	10.3
Gains on marketable equity securities	48	1.7	163	6.0	(115)	(70.6)
Realized losses on available-for-sale debt securities, net	—	—	—	—	—	—
Other non-interest income	495	17.1	414	15.1	81	19.6
Total non-interest income	$2,892	100.0%	$2,715	100.0%	$177	6.5%

	For the Nine Months Ended
	September 30, 2025		September 30, 2024		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Service charges and fees	$2,205	29.1%	$2,009	26.2%	$196	9.8%
Interchange fees	1,967	26.0	1,970	25.7	(3)	(0.2)
Gain on sale of loans	340	4.5	244	3.2	96	39.3
Earnings on bank-owned life insurance	699	9.2	692	9.0	7	1.0
Brokerage	700	9.2	609	7.9	91	14.9
Trust	786	10.4	653	8.5	133	20.4
Gains on marketable equity securities	28	0.4	8	0.1	20	250.0
Realized losses on available-for-sale debt securities, net	(426)	(5.6)	(8)	(0.1)	(418)	5,225.0
Other non-interest income	1,275	16.8	1,489	19.5	(214)	(14.4)
Total non-interest income	$7,574	100.0%	$7,666	100.0%	$(92)	(1.2)%

Non-interest Expense

Total non-interest expense increased $611,000 from $9,367,000 for the third quarter 2024, to $9,978,000 for the third quarter 2025. Significant variances included an increase in professional fees of $132,000 due primarily to higher legal and consulting costs, an increase in automated teller machine and interchange of $123,000 due primarily to higher debit card marketing expenses and an increase in other non-interest expense of $175,000 due primarily to higher overall marketing and advertising costs comparing the third quarter 2025 to the third quarter 2024.

For the nine months ended September 30, 2025, total non-interest expense increased $2,718,000 or 9.6% to $30,925,000, compared to $28,207,000 for the nine months ended September 30, 2024. Salaries and employee benefits expense of $16,103,000 for the nine months ended September 30, 2025 increased $1,957,000 from $14,146,000 for the same period of 2024. The Corporation recorded one-time pretax expenses totaling $1,295,000 in conjunction with the retirement of its Executive Chairman during the three months ended March 31, 2025. Additionally, health insurance expenses associated with the Corporation’s partially self-funded health insurance plan were $545,000 higher in the nine months ended September 30, 2025 than the same period of 2024. In addition to the increase in salaries and employee benefits expense, Pennsylvania shares tax expense increased $247,000 or 35.7% for the nine months ended September 30, 2025 due to increased capital levels and professional fees increased $218,000, consistent with the quarterly variance noted above.

One standard to measure non-interest expense is to express annualized non-interest expense as a percentage of average total assets. For the three and nine months ended September 30, 2025 this percentage was 2.42% and 2.33%, respectively, compared to 2.56% and 2.37%, respectively, for the three and nine months ended September 30, 2024.

	For the Three Months Ended
	September 30, 2025		September 30, 2024		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Salaries and employee benefits	$4,799	48.1%	$4,704	50.2%	$95	2.0%
Occupancy	644	6.5	644	6.9	—	—
Furniture and equipment	418	4.2	448	4.8	(30)	(6.7)
Pennsylvania shares tax	336	3.4	251	2.7	85	(33.9)
Professional fees	491	4.9	359	3.8	132	36.8
Director's fees	165	1.7	103	1.1	62	60.2
Federal deposit insurance	217	2.2	187	2.0	30	16.0
Data processing and telecommunications	877	8.8	848	9.1	29	3.4
Automated teller machine and interchange	230	2.3	107	1.1	123	115.0
Merger-related expenses	—	—	43	0.5	(43)	(100.0)
Amortization of intangibles	511	5.1	558	6.0	(47)	(8.4)
Other non-interest expense	1,290	12.8	1,115	11.8	175	15.7
Total non-interest expense	$9,978	100.0%	$9,367	100.0%	$611	6.5%

	For the Nine Months Ended
	September 30, 2025		September 30, 2024		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Salaries and employee benefits	$16,103	52.1%	$14,146	50.2%	$1,957	13.8%
Occupancy	2,004	6.5	1,843	6.5	161	8.7
Furniture and equipment	1,304	4.2	1,238	4.4	66	5.3
Pennsylvania shares tax	938	3.0	691	2.4	247	35.7
Professional fees	1,353	4.4	1,135	4.0	218	19.2
Director's fees	483	1.6	342	1.2	141	41.2
Federal deposit insurance	652	2.1	595	2.1	57	9.6
Data processing and telecommunications	2,794	9.0	2,672	9.5	122	4.6
Automated teller machine and interchange	595	1.9	475	1.7	120	25.3
Merger-related expenses	—	—	340	1.2	(340)	(100.0)
Amortization of intangibles	1,532	5.0	1,656	5.9	(124)	(7.5)
Other non-interest expense	3,167	10.2	3,074	10.9	93	3.0
Total non-interest expense	$30,925	100.0%	$28,207	100.0%	$2,718	9.6%

LIQUIDITY

Liquidity is the ability to quickly raise cash at a reasonable cost. An adequate liquidity position permits the Bank to pay creditors, compensate for unforeseen deposit fluctuations and fund unexpected loan demand. The Bank’s primary sources of funds are deposits, securities sold under agreements to repurchase, principal repayments of securities and outstanding loans, funds provided from operations, and day-to-day FHLB – Pittsburgh borrowings. In addition, the Bank invests excess funds in short-term interest-earning assets such as overnight deposits or U.S. agency securities, which provide liquidity to meet lending requirements. While scheduled payments from the amortization of loans and securities and short-term investments are relatively predictable sources of funds, general interest rates, economic conditions and competition greatly influence deposit flows and repayments on loans and mortgage-backed securities.

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

The Bank reviews cash flow projections regularly and updates them in order to maintain liquid assets at levels believed to meet the requirements of normal operations, including loan commitments and potential deposit outflows from maturing certificates of deposit and savings withdrawals. While deposits and securities sold under agreements to repurchase are its primary source of funds, when needed it is also able to generate cash through borrowings from the FHLB. At September 30, 2025, the Bank had remaining available capacity with FHLB, subject to certain collateral restrictions, of $536.3 million.

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

The statement of cash flows presents the change in cash and cash equivalents from operating, investing and financing activities. Cash and due from banks and interest-bearing deposits in other banks, which comprise cash and cash equivalents, are the Corporation’s most liquid assets. Cash and cash equivalents totaled $45.3 million at September 30, 2025, an increase of $27.9 million from $17.4 million at December 31, 2024, as net cash inflows reported from operating and financing activities outpaced net cash outflows from investing activities for the nine months ended September 30, 2025.

Net cash outflows from investing activities used $20.6 million of cash and cash equivalents during the nine months ended September 30, 2025. Accounting for the majority of the net cash outflows was $85.5 million related to proceeds from sales, paydowns, calls and maturities of available-for-sale debt securities which was offset by purchases of available-for-sale debt securities of $69.6 million and a net increase in loans of $36.9 million, which reflected strong loan demand. Financing activities provided $31.1 million in net cash, which resulted primarily from a decrease in short-term borrowings, consisting of customer repurchase agreements and short-term FHLB borrowings, of $51.5 million along with a repayment of long-term borrowings of $15.2 million. These outflows were offset by a $104.2 million increase in deposits. Operating activities include net income, adjusted for the effects of non-cash transactions including, among others, depreciation and amortization and the provision for credit losses, and is the primary source of cash flows from operations. For the nine months ended September 30, 2025, operating activities provided the Corporation with $17.4 million in net cash, which primarily reflected net income of $16.8 million.

The Corporation regularly analyzes its ability to generate adequate amounts of cash to meet its short and long-term cash requirements and plans. As part of its quarterly asset liability management procedures, the Corporation performs liquidity cash flow forecasts in various base level and stress scenarios to monitor future cash needs. As of September 30, 2025, the Corporation is expected to maintain a level cash balance over the next 12 months. The Corporation has not identified any known demands, commitments, events or uncertainties that would result or that are reasonably likely to result in its liquidity position materially increasing or decreasing over the next 12 months. The Corporation’s long-term cash needs are regularly analyzed through its strategic planning process, which includes a detailed review of liquidity and funding needs.

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

To manage the interest sensitivity position, an asset/liability model called "gap analysis" is used to monitor the difference in the volume of the Bank's interest sensitive assets and liabilities that mature or reprice within given periods. A positive gap (asset sensitive) indicates that more assets reprice during a given period compared to liabilities, while a negative gap (liability sensitive) has the opposite effect. The Bank employs computerized net interest income simulation modeling to assist in quantifying interest rate risk exposure. This process measures and quantifies the impact on net interest income through varying interest rate changes and balance sheet compositions. The use of this model assists the ALCO to gauge the effects of the interest rate changes on interest sensitive assets and liabilities in order to determine what impact these rate changes will have upon our net interest spread. At September 30, 2025, our cumulative gap positions were within the internal risk management guidelines.

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

The following table illustrates the simulated impact of parallel and instantaneous interest rate shocks of +100, +200, +300, -100, -200, and -300 basis points on net interest income and the change in economic value over a one-year time horizon from the September 30, 2025 levels:

	Rates +100		Rates +200		Rates +300		Rates -100		Rates -200		Rates -300
	Simulation Results	Policy Limit	Simulation Results	Policy Limit	Simulation Results	Policy Limit	Simulation Results	Policy Limit	Simulation Results	Policy Limit	Simulation Results	Policy Limit
Earnings at risk:
Percent change in net interest income	2.92%	-10.00%	-1.40%	-15.00%	-6.00%	-20.00%	8.76%	-10.00%	9.67%	-15.00%	11.80%	-20.00%

Economic value at risk:
Percent change in economic value of equity	-6.67%	-15.00%	-14.55%	-25.00%	-23.34%	-30.00%	3.08%	-15.00%	4.17%	-25.00%	5.61%	-30.00%

Model results from the simulation at September 30, 2025 indicated that the Bank was projected to see an increase in net interest income over a one-year horizon in any of the rate shock scenarios, with the exception of the +200 and +300 scenarios, which showed 1.40% and 6.00% decreases, respectively. The percent change in EVE is expected to decrease in all rates up scenarios and increase in all rates down scenarios. All modeled exposures to net interest income and EVE for the next twelve-month horizon are within internal ALCO policy guidelines.

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

IMPACT OF INFLATION AND CHANGING PRICES

The preparation of financial statements in conformity with U.S. GAAP requires management to measure the Corporation’s financial position and operating results primarily in terms of historic dollars. Changes in the relative value of money due to inflation or recession are generally not considered. The effect of inflation on the Corporation's operations is primarily related to increases in operating expenses. Management considers changes in interest rates to impact our financial condition and results of operations to a far greater degree than changes in prices due to inflation. Although interest rates are greatly influenced by changes in the inflation rate, they do not necessarily change at the same rate or in the same magnitude as the inflation rate. The Corporation manages interest rate risk in several ways. There can be no assurance that the Corporation will not be materially adversely affected by future changes in interest rates, as interest rates are highly sensitive to many factors that are beyond its control. Additionally, inflation may adversely impact the financial condition of the Corporation's borrowers and could impact their ability to repay their loans, which could negatively affect the Corporation's asset quality through higher delinquency rates and increased charge-offs. Management will carefully consider the impact of inflation and rising interest rates on the Corporation’s borrowers in managing credit risk related to the loan portfolio.

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

The CEO and CFO have evaluated the changes to our internal controls over financial reporting that occurred during our fiscal Quarter Ended September 30, 2025, as required by Rules 13a-15(d) and 15d-15(d) under the Securities Exchange Act of 1934, as amended, and have concluded that there were no changes that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II Other Information

Item 1. Legal Proceedings

At September 30, 2025, the Corporation was not involved in any legal proceedings, other than routine legal proceedings in the ordinary course of business which involve amounts which, in the aggregate, are believed by management to be immaterial to the financial condition of the Corporation. In addition, no material proceedings are pending or are known to be threatened or contemplated against the Corporation by government authorities.

Item 1A. Risk Factors

Except for modifying the Corporation’s “Changes in economic conditions” Risk Factor to include, as noted below, the potential impacts of (i) new broad-based tariffs, (ii) the U.S. Government shutdown, and (iii) the Commonwealth of Pennsylvania’s budget impasse, there have been no material changes from the risk factors previously disclosed in Item 1A of the Corporation’s Form 10-K filed March 7, 2025.

Changes in economic conditions, in particular an economic slowdown in central Pennsylvania, could materially and negatively affect the Corporation’s business.

The Corporation’s business is directly impacted by factors such as economic, political and market conditions, broad trends in industry and finance, legislative and regulatory changes, changes in government monetary and fiscal policies and inflation, including, without limitation, the potential impacts of new broad-based tariffs, the current U.S. government shutdown and the Commonwealth of Pennsylvania budget impasse, all of which are beyond the Corporation’s control. Any deterioration in economic conditions, whether caused by national or local concerns, and in particular in Pennsylvania, could result in the following consequences, any of which could hurt the Corporation’s business, profitability and asset quality materially: loan delinquencies may increase; problem assets and foreclosures may increase; demand for the Corporation’s products and services may decrease; low cost or noninterest bearing deposits may decrease; and collateral for loans made by the Corporation, especially real estate, may decline in value, reducing customers’ borrowing power and reducing the value of assets and collateral associated with the Corporation’s existing loans.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None

(b)	Not applicable

(c)	Effective May 14, 2024, the Corporation’s Board of Directors authorized a new treasury stock repurchase program. Under the program, the Corporation was authorized to repurchase up to 178,614 shares of the Corporation’s common stock. During the third quarter 2025, the Corporation did not repurchase any shares of its common stock.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

(a)	There was no information the Corporation was required to disclose in a report on Form 8-K during the third quarter of 2025 that was not disclosed.

(b)	There were no material changes to the procedures by which security holders may recommend nominees to the Corporation’s board of directors during the third quarter of 2025.

(c)	During the third quarter of 2025, no director or officer of the Corporation adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

3.1 Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (filed on August 18, 2025))

3.2 Amended and Restated Bylaws, as amended (incorporated by reference to Exhibit 3.2 to Registrant’s Current Report on Form 8-K (filed on December 11, 2024))

10.1 Second Amendment to 2022 Supplemental Executive Retirement Plan dated March 15, 2022 between Lance Diehl and Journey Bank (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K (filed on July 9, 2025))

10.2 Fourth Amendment to Supplemental Executive Retirement Agreement dated April 15, 2003 between Lance Diehl and Journey Bank (incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K (filed on July 9, 2025))

10.3 Fifth Amendment to Supplemental Executive Retirement Agreement dated December 15, 2010 between Jeffrey Arnold and Journey Bank (incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K (filed on July 9, 2025))

10.4 The Muncy Bank and Trust Company 2019 Executive Split Dollar Life Insurance Plan (incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K (filed on July 9, 2025))

10.5 Form of Participation Agreement under The Muncy Bank and Trust Company 2019 Executive Split Dollar Life Insurance Plan (incorporated by reference to Exhibit 10.5 to Registrant’s Current Report on Form 8-K (filed on July 9, 2025))

31.1 Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2 Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1 Section 1350 Certification of Chief Executive Officer

32.2 Section 1350 Certification of Chief Financial Officer

101 The following materials from the Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2025, formatted in XBRL (Extensible Business Reporting Language); (i) the Consolidated Balance Sheets (unaudited), (ii) the Consolidated Statements of Income (unaudited), (iii) the Consolidated Statements of Comprehensive Income (unaudited), (iv) the Consolidated Statements of Changes in Stockholders’ Equity (unaudited), (v) the Consolidated Statements of Cash Flows (unaudited), and (vi) the Notes to Unaudited Consolidated Financial Statements.

104 Cover Page for Interactive Data File (embedded with the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Muncy Columbia Financial Corporation

(Registrant)

By:	/s/ Lance O. Diehl	Date: November 7, 2025
Lance O. Diehl President and Chief Executive Officer (Principal Executive Officer)
By:	/s/ Joseph K. O’Neill, Jr.	Date: November 7, 2025
Joseph K. O’Neill, Jr. Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)