Form 10-K
period 2025-12-31
MUNCY COLUMBIA FINANCIAL Corp
filed 2026-03-06
CIK 731122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year-ended December 31, 2025

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ⌧

The aggregate market value of the registrant’s common stock held by non-affiliates at June 30, 2025, the registrant’s most recently completed second fiscal quarter, was $146,993,764.

The number of shares of common stock outstanding at March 6, 2026 was 3,536,754.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the annual meeting of its shareholders to be held April 23, 2026 are incorporated by reference into Parts III and IV of this Annual Report on Form 10-K. Except as expressly incorporated by reference, the registrant’s definitive proxy statement shall not be deemed to be part of this report.

MUNCY COLUMBIA FINANCIAL CORPORATION

FORM 10-K

PART I

Item 1. Business

General

Muncy Columbia Financial Corporation (the “Corporation”) is a registered financial holding company, bank holding company, and Pennsylvania business corporation, headquartered in Bloomsburg, Pennsylvania. The Corporation has one wholly-owned bank subsidiary, Journey Bank (the “Bank”). A substantial part of the Corporation’s business consists of the management and supervision of the Bank. The Corporation’s principal source of income is dividends paid by the Bank. At December 31, 2025, the Corporation, on a consolidated basis, had approximately:

•	$1.7 billion in total assets;
•	$1.2 billion in gross loans;
•	$1.4 billion in deposits; and
•	$193 million in stockholders’ equity.

The Corporation and Bank were formed through a merger in 2023. On April 18, 2023, CCFNB Bancorp, Inc. (“CCFNB”) and Muncy Bank Financial, Inc. (“MBF”) jointly announced the signing of a definitive merger agreement to combine the two companies in a strategic merger of equals. Effective November 11, 2023, the merger was completed. Under the terms of the Merger Agreement, (i) MBF merged with and into CCFNB, with CCFNB being the surviving entity, and (ii) The Muncy Bank & Trust Company merged with and into CCFNB's wholly-owned banking subsidiary, First Columbia Bank & Trust Co. ("First Columbia Bank"), with First Columbia Bank being the surviving bank (the "Mergers"). In connection with the Mergers, CCFNB changed its name to Muncy Columbia Financial Corporation and First Columbia Bank changed its name to Journey Bank. Total purchase consideration was $55.1 million, including 1,488,960 shares of the Corporation’s common stock issued with a value of $55,092,000 and cash of $9,000 paid for fractional shares. Holders of MBF common stock prior to the consummation of the merger held approximately 41.7% of the Corporation’s common stock outstanding immediately following the merger.

The Bank is a state-chartered, nonmember bank, whose deposits are insured by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation (“FDIC”). The Bank is a full-service commercial bank providing a range of services and products, including time and demand deposit accounts, consumer, commercial and mortgage loans to individuals and small to medium-sized businesses in its Northcentral Pennsylvania market area. The Bank also operates a full-service trust department and offers brokerage services through a third-party networking agreement. At December 31, 2025, the Bank had twenty-two branch banking offices located in the Pennsylvania counties of Clinton, Columbia, Lycoming, Montour and Northumberland.

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

As of December 31, 2025, the Corporation had 253 employees on a full-time equivalent basis. The Corporation and the Bank are not parties to any collective bargaining agreement and employee relations are considered to be good.

The Bank

The Bank’s legal headquarters are located at 1199 Lightstreet Road, Bloomsburg, Columbia County, Pennsylvania 17815. The Bank is a locally managed community bank that seeks to provide personal attention and professional financial assistance to its customers. The Bank serves the needs of individuals and small to medium-sized businesses. The Bank’s business philosophy includes offering direct access to its President and other officers and providing friendly, informed and courteous service, local and timely decision making, flexible and reasonable operating procedures and consistently-applied credit policies.

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

Interstate Banking and Branching

The federal banking agencies are generally authorized to approve interstate bank merger transactions. The Dodd-Frank Act amended federal banking law to permit banks to establish de novo branches in other states to the same extent as a bank chartered by that state would be so permitted. The interstate banking and branching provisions of the federal banking laws would permit the Bank to merge with banks in other states and branch into other states and would also permit banks from other states to acquire banks in the Bank's market area and to establish de novo branches in the Bank’s market area.

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

During 2018, the FRB raised the threshold of its "Small Bank Holding Company" exemption to the application of consolidated capital requirements for qualifying small bank holding companies from $1 billion to $3 billion of consolidated assets. Consequently, qualifying bank holding companies having less than $3 billion of consolidated assets are not subject to the consolidated capital requirements unless otherwise directed by the FRB. As of December 31, 2025, the Corporation qualifies as a small bank holding company and, while it complies with the consolidated capital requirements, it is not subject to regulation in accordance with the consolidated capital requirements.

Additional information concerning the Corporation and the Bank with respect to capital requirements is incorporated by reference from Note 13, “Regulatory Matters,” of the “Notes to Consolidated Financial Statements” included under Item 8 of this report, and from the “Capital Resources” section of the “Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations,” included under Item 7 of this report.

FDICIA

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), and the regulations promulgated under FDICIA, among other things, established five capital categories for insured depository institutions – well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized – and requires federal bank regulatory agencies to implement systems for “prompt corrective action” for insured depository institutions that do not meet minimum capital requirements based on these categories. Unless a bank is well capitalized, it is subject to restrictions on its ability to offer brokered deposits and on certain other aspects of its operations. An undercapitalized bank must develop a capital restoration plan and its parent bank holding company must guarantee the bank’s compliance with the plan up to the lesser of 5% of the bank’s assets at the time it became undercapitalized and the amount needed to comply with the plan. As of December 31, 2025, the Bank was considered well capitalized based on the guidelines implemented by the bank’s regulatory agencies.

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

Other Federal Laws and Regulations

The Corporation’s operations are subject to additional federal laws and regulations applicable to financial institutions, including, without limitation:

•	Privacy provisions of the GLB Act and related regulations, which require us to maintain privacy policies intended to safeguard customer financial information, to disclose the policies to our customers and to allow customers to “opt out” of having their financial service providers disclose their confidential financial information to non-affiliated third parties, subject to certain exceptions;

•	Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•	Consumer protection rules for the sale of insurance products by depository institutions, adopted pursuant to the requirements of the GLB Act; and

•	USA Patriot Act, which requires financial institutions to take certain actions to help prevent, detect and prosecute international money laundering and the financing of terrorism.

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

Community Reinvestment Act

The Community Reinvestment Act requires the FDIC to evaluate the Bank’s performance in helping to meet the credit needs of the entire community it serves, including low- and moderate-income neighborhoods, consistent with safe and sound banking operations, and to take this record into consideration when evaluating certain applications, such as applications to establish, relocate or close branch offices and applications in connection with mergers and other acquisition transactions. The Bank achieved a rating of “outstanding” on its most recent CRA examination dated December 5, 2022. On October 23, 2023, the FDIC and the other federal banking agencies approved changes to their CRA regulations.  The new CRA regulations were to become effective on January 1, 2026. On July 16, 2025, the FDIC and the other federal banking agencies issued a joint notice of proposed rulemaking to amend their CRA regulations by rescinding the CRA rule issued in October 2023 and replacing it with the 1995 CRA regulations.

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

As of December 31, 2025, the Bank did not exceed either guideline threshold.

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

Available Information

The Corporation files reports, proxy and information statements and other information electronically with the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The SEC’s website address is https://www.sec.gov. The Corporation makes its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments thereto available through its website at https://www.journeybank.com. The information contained on our website is not included as a part of, or incorporated by reference in, this Annual Report on Form 10-K. These reports may also be obtained free of charge as soon as practicable after filing or furnishing them to the SEC upon request by sending an email to investorrelations@journeybank.com. Information may also be obtained via written request to Muncy Columbia Financial Corporation, Attention: Chief Financial Officer, 1199 Lightstreet Road, Bloomsburg, PA 17815.

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

The Corporation’s business is directly impacted by factors such as economic, political and market conditions, broad trends in industry and finance, legislative and regulatory changes, changes in government monetary and fiscal policies and inflation, including, without limitation, the impacts of tariffs, sanctions and other trade policies of the United States, a deterioration of the credit rating for United States long-term sovereign debt or the impact of uncertain or changing political conditions, including federal government shutdowns and uncertainty regarding United States fiscal debt, deficit and budget matters, all of which are beyond the Corporation’s control. Any deterioration in economic conditions, whether caused by national or local concerns, and in particular in Pennsylvania, could result in the following consequences, any of which could hurt the Corporation’s business, profitability and asset quality materially: loan delinquencies may increase; problem assets and foreclosures may increase; demand for the Corporation’s products and services may decrease; low cost or noninterest bearing deposits may decrease; and collateral for loans made by the Corporation, especially real estate, may decline in value, reducing customers’ borrowing power and reducing the value of assets and collateral associated with the Corporation’s existing loans.

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

Making loans and other extensions of credit is an essential element of the Corporation’s business. Although the Corporation seeks to mitigate risks inherent in lending by adhering to specific underwriting practices, the Corporation’s loans and other extensions of credit may not be repaid. The risk of nonpayment is affected by a number of factors, including:

•	the duration of the credit;
•	credit risks of a particular customer;
•	changes in economic and industry conditions; and
•	in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral.

The Corporation attempts to maintain an appropriate allowance for credit losses to provide for probable losses in its loan portfolio. The Corporation periodically determines the amount of the allowance based on consideration of several factors, including but not limited to:

•	an ongoing review of the quality, mix, and size of the Corporation’s overall loan portfolio;
•	the Corporation’s historical loan loss experience;
•	evaluation of current and future economic conditions;
•	regular reviews of loan delinquencies and loan portfolio quality;
•	ongoing review of financial information provided by borrowers; and
•	the amount and quality of collateral, including guarantees, securing the loans.

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

Artificial Intelligence introduces compliance, operational, reputational, and information security risks.

Unapproved or insecure Artificial Intelligence (“AI”) tools may expose confidential information or create compliance violations. Errors, failures, or biased outputs could lead to poor decision-making, regulatory breaches, or reputational damage. Oversight is required to ensure AI tools are used responsibly and to prevent misuse that could threaten the confidentiality, integrity, or availability of information. The Corporation has adopted an AI and Automated Tool Usage Policy to establish guidelines for the responsible, secure, and compliant use of AI systems, automated bots, Application Programming Interfaces (“APIs”), and machine learning technologies within the organization. This ensures that all AI-related activities support the Corporation’s strategic objectives, regulatory obligations, and risk management practices while aligning with information security controls and protecting sensitive data, customer information, proprietary business processes, and the Corporation’s reputation. Violations of the Corporation’s AI and Automated Tool Usage Policy could result in compliance, operational and information security violations resulting in a material adverse effect on its business, results of operations and financial condition.

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

Federal banking regulators require us and our banking subsidiary to maintain adequate levels of capital to support our operations. These capital levels are determined and dictated by law, regulation and banking regulatory agencies. In addition, capital levels are also determined by our management and board of directors based on capital levels that they believe are necessary to support our business operations. At December 31, 2025, all three capital ratios for us and our banking subsidiary were above “well capitalized” levels under current bank regulatory guidelines. To be “well capitalized,” banking companies generally must maintain a Tier 1 leverage ratio of at least 5%, a Tier 1 risk-based capital ratio of at least 6.5% and a Total risk-based capital ratio of at least 10%. However, our regulators may require us or our banking subsidiary to operate with higher capital levels.

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

The Corporation’s shareholders have limited control over changes in the Corporation’s policies and operations, which increases the uncertainty and risks that shareholders face.

The Board of Directors of the Corporation determines the major policies of the Corporation, including its policies regarding growth and dividends. The Board of Directors may amend or revise these and other policies without a vote of the shareholders. The Board of Directors’ broad discretion in setting policies and shareholders’ inability to exert control over those policies increases the uncertainty and risks shareholders face.

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

We maintain a Business Continuity and Incident Response Program that provides a documented framework for responding to actual or potential incidents, including engagement of appropriate third parties such as insurance providers and incident response professionals, and timely reporting to our regulators, chief executive officer and board of directors as appropriate.  The Business Continuity and Incident Response Program is coordinated by the information security officer and key members of management are embedded into the Plan by its design. The Business Continuity and Incident Response Program facilitates coordination across multiple areas of our organization and is evaluated at least annually.

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

Item 2. Properties

The Corporation and its subsidiary occupy twenty-two branch properties in Clinton, Columbia, Lycoming, Montour, and Northumberland Counties in Pennsylvania, which are used principally as banking offices, as well as one ancillary facility. As of December 31, 2025, the Corporation and its subsidiary bank owned twenty-one of such properties and leased two such properties.

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

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Corporation had 928 stockholders of record and 3,536,754 shares of common stock outstanding, par value of $1.25 per share, the only authorized class of common stock, outstanding as of December 31, 2025. Quotations for the Corporation’s common stock appear under the symbol “CCFN” on the OTCQX, a trading platform operated by OTC Markets Group for companies that are current in their reporting with federal banking regulators. These quotations represent inter-dealer prices and do not include retail mark- up, markdown or commission. They may not necessarily represent actual transactions. The high and low closing sale prices and dividends per share of our common stock for the four quarters of 2025 and 2024 are summarized in the following table.

2025:	High ($)	Low ($)	Dividends Declared ($)
First quarter	45.00	41.40	0.45
Second quarter	47.50	38.61	0.95
Third quarter	50.99	46.05	0.45
Fourth quarter	56.82	49.32	0.45

2024:	High ($)	Low ($)	Dividends Declared ($)
First quarter	35.75	28.98	0.44
Second quarter	34.75	29.00	0.44
Third quarter	35.00	32.00	0.44
Fourth quarter	44.00	32.60	0.44

We have paid cash dividends since organization of the Corporation in 1983. It is our present intention to continue the dividend payment policy, although the payment of future dividends must necessarily depend upon earnings, financial position, restrictions under applicable law and other factors relevant at the time the Board of Directors considers any declaration of dividends. Our ability to pay dividends is subject to certain legal restrictions described in Note 13, “Regulatory Matters” of the “Notes to Consolidated Financial Statements” included under Item 8 of this report, and in the “Capital Resources” section of the “Management’s Discussion and Analysis of Consolidated Financial Conditions and Results of Operations,” included under Item 7 of this report.

Effective May 14, 2024, the Corporation’s Board of Directors authorized a new treasury stock repurchase program. Under the program, the Corporation was authorized to repurchase up to 178,614 shares of the Corporation’s common stock. The Board of Directors' authorization provides that the treasury stock repurchase program shall continue until the earlier of the date an aggregate of 178,614 shares of common stock has been purchased or May 14, 2026, or until suspended or terminated by the Board of Directors, in its sole discretion. The following table sets forth a summary of purchases by the Corporation, in the open market, of its equity securities during the fourth quarter 2025:

			Total Number of	Maximum
			Shares	Number of
			Purchased	Shares that May
			as Part of	Yet
			Publicly	be Purchased
	Total Number	Average	Announced	Under
	of Shares	Price Paid	Plans	the Plans or
Period	Purchased	per Share	or Programs	Programs
October 1 - 31, 2025	—	$—	—	134,589
November 1 - 30, 2025	—	$—	—	134,589
December 1 - 31, 2025	—	$—	—	134,589

The Corporation sells shares of its $1.25 par value per share common stock to employee participants in its Employee Stock Purchase Plan. The following table summarizes the quarterly sales of shares within the past three years pursuant to the plan:

Date of Sale	Number of Shares Sold	Offering Price	Aggregate Consideration Received
December 31, 2025	777	$45.01	$34,973
September 30, 2025	979	42.78	41,882
June 30, 2025	1,032	37.69	38,896
March 31, 2025	1,253	37.79	47,351
December 31, 2024	1,211	30.52	36,960
September 30, 2024	1,500	30.44	45,660
June 30, 2024	1,739	27.97	48,640
March 31, 2024	2,012	27.98	56,296
December 31, 2023	593	32.09	19,029
September 30, 2023	614	33.63	20,649
June 30, 2023	460	38.22	17,581
March 31, 2023	514	38.38	19,727

The shares in the table above issued on March 31, 2023, and June 30, 2023, were issued without registration under the Securities Act of 1933, as amended, in reliance upon the exemption provided by 17 CFR 230.701.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, represents an overview of the financial condition and results of operations of the Corporation and should be read in conjunction with our consolidated financial statements and notes thereto included in Item 8, "Financial Statements and Supplementary Data" and Item 1A, "Risk Factors" of Part I to this Annual Report on Form 10-K.

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

CAUTIONARY STATEMENT

Certain statements in this section and elsewhere in this Annual Report on Form 10-K, other periodic reports filed by us under the Securities Exchange Act of 1934, as amended, and any other written or oral statements made by or on behalf of us may include “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 which reflect our current views with respect to future events and financial performance. Such forward looking statements are based on general assumptions and are subject to various risks, uncertainties, and other factors that may cause actual results to differ materially from the views, beliefs and projections expressed in such statements. These risks, uncertainties and other factors include, but are not limited to:

•	Our business and financial results are affected by business and economic conditions, primarily in the Northcentral Pennsylvania market in which we operate.

•	Changes in interest rates and valuations in the debt, equity and other financial markets.

•	Disruptions in the liquidity and other functioning of financial markets, including such disruptions in the market for real estate and other assets commonly securing financial products.

•	Actions by the Federal Reserve Board and other government agencies, including those that impact money supply and market interest rates.

•	Changes in our customers’ and suppliers’ performance in general and their creditworthiness in particular.

•	Changes in customer preferences and behavior, whether as a result of changing business and economic conditions or other factors.

•	A downturn in significant segments of the United States or global financial markets could impact our performance, both directly by affecting our revenues and the value of our assets and liabilities and indirectly by affecting our customers and suppliers and the economy generally.

•	Our business and financial performance could be impacted as the financial industry restructures in the current environment by changes in the competitive landscape.

•	Given current economic and financial market conditions, our forward-looking statements are subject to the risk that these conditions will be substantially different than we are currently expecting.

•	Legal, regulatory and governmental developments could have an impact on our ability to operate our businesses, our financial condition, results of operations, our competitive position or reputation. Reputational impacts, in turn, could affect matters such as business generation and retention, our ability to attract and retain management, liquidity and funding. These legal and regulatory developments could include: (a) the unfavorable resolution of legal proceedings or regulatory and other governmental inquiries; (b) increased litigation risk from recent regulatory and other governmental developments; (c) the results of the regulatory examination process, and regulators’ future use of supervisory and enforcement tools; (d) legislative and regulatory reforms, including changes to laws and regulations involving tax, pension, education and mortgage lending, the protection of confidential customer information, and other aspects of the financial institution industry; and (e) changes in accounting policies and principles.

•	A deterioration of the credit rating for United States long-term sovereign debt or the impact of uncertain or changing political conditions, including federal government shutdowns and uncertainty regarding United States fiscal debt, deficit and budget matters.

•	The impacts of tariffs, sanctions and other trade policies of the United States and its global trading counterparts and the resulting impact on the our business and our customers.

•	Our business and operating results are affected by our ability to identify and effectively manage risks inherent in our businesses, including, where appropriate, through the effective use of third-party insurance and capital management techniques.

•	Our ability to anticipate and respond to technological changes can have an impact on our ability to respond to customer needs and to meet competitive demands.

•	Our ability to implement our business initiatives and strategies could affect our financial performance over the next several years.

•	Competition can have an impact on customer acquisition, growth and retention, as well as on our credit spreads and product pricing, which can affect market share, deposits and revenues.

•	Our business and operating results can also be affected by widespread natural disasters, terrorist activities or international hostilities, either as a result of the impact on the economy, capital and other financial markets generally, or on us or our customers and suppliers.

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

Although the Corporation’s management uses the best information available, the level of the ACL remains an estimate which is subject to significant judgment and short-term change which could have a significant impact on the Corporation’s financial condition or results of operations. From January 1, 2025 to December 31, 2025, the level of the ACL increased from $9.9 million to $10.0 million and the ACL to total loans decreased from 0.88% to 0.85%. The Corporation’s ACL is highly sensitive to the methods, assumptions and estimates underlying its calculation. See Note 4 “Loans and Allowance for Credit Losses” within the Corporation’s Notes to the Consolidated Financial Statements which are included in Part II of this Annual Report on Form 10-K for additional qualitative and quantitative information about the Corporation’s ACL.

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

Goodwill and Other Intangible Assets

Goodwill arises from business combinations and is determined as the excess of the fair value of the consideration transferred over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill is not amortized but is periodically evaluated for impairment. Impairment testing is performed using either a qualitative or quantitative approach. The Corporation has selected September 30 as the date to perform the annual goodwill impairment test. Additionally, a goodwill impairment evaluation is performed on an interim basis when events or circumstances indicate impairment potentially exists. Based on the annual goodwill impairment tests completed September 30, 2025 and 2024, no impairment was noted. No assurance can be given that future impairment tests will not result in a charge to earnings.

The Corporation’s other intangible assets consist primarily of core deposit intangibles. The calculation of core deposit intangibles are based on significant judgements. Core deposit intangibles are calculated using a discounted cash flow model based on various factors including discount rate, attrition rate, interest rate, cost of alternative funds and net maintenance costs. Core deposit intangibles are amortized over the expected life of each acquired core deposit type, discounted at a long-term market oriented after-tax rate of return. Core deposit intangibles are reviewed for impairment when indicators of impairment are present. Indicators of impairment may include significant runoff or attrition. Management is not aware of any indicators of impairment related to core deposit intangibles as of December 31, 2025 or 2024.

FINANCIAL CONDITION

Total assets at December 31, 2025 amounted to $1.673 billion, an increase of $77.2 million, or 4.8% from $1.596 billion at December 31, 2024. The change in total assets primarily reflected increases in cash and cash equivalents, available-for-sale debt securities, and loans receivable, partially offset by a decrease in deferred tax assets, net. Cash and cash equivalents increased $31.2 million, available-for-sale debt securities increased $4.0 million and loans receivable, not held for sale, increased by $51.6 million. Deferred tax assets, net, decreased $4.0 million. Total liabilities at December 31, 2025, were $1.481 billion, an increase of $51.1 million, or 3.6% from $1.430 billion at December 31, 2024. Deposit balances increased by $120.3 million, short-term borrowings decreased $55.9 million and long-term borrowings decreased $15.0 million since December 31, 2024.

Total average assets increased 2.0% from $1.593 billion for the year ended December 31, 2024, to $1.625 billion for the year ended December 31, 2025. Average earning assets were $1.517 billion for the year ended December 31, 2025 and $1.491 billion for the year ended December 31, 2024. Average interest-bearing liabilities were $1.159 billion for each of the years ended December 31, 2025 and 2024.

Cash and cash equivalents increased $31.2 million or 179.3% from $17.4 million at December 31, 2024 to $48.5 million at December 31, 2025. This increase is primarily related to increased correspondent bank balances resulting from cash flows from available-for-sale debt securities as well as strong deposit growth during the year ended December 31, 2025.

Available-for-sale debt securities increased $4.0 million to $327.2 million at December 31, 2025 from $323.2 million at December 31, 2024. The Corporation received proceeds from sales, paydowns, calls and maturities of available-for-sale debt securities of $94.0 million during the year ended December 31, 2025. Offsetting this activity were purchases of $84.6 million and an increase in fair value of available-for-sale debt securities of $12.5 million for year ended December 31, 2025.

Gross loans not held for sale increased 4.6% to $1.178 billion at December 31, 2025 from $1.126 billion at December 31, 2024. This increase is related to strong loan demand during the year ended December 31, 2025.

Deferred tax assets, net, decreased $4.0 million to $6.0 million at December 31, 2025 from $10.0 million at December 31, 2024. This decrease is primarily related to decreases in deferred tax assets related to unrealized losses on available-for-sale debt securities and purchase accounting adjustments for the year ended December 31, 2025.

Interest-bearing deposits increased $103.0 million to $1.136 billion at December 31, 2025 from $1.033 billion at December 31, 2024. Noninterest-bearing deposits increased 6.7% from $259.7 million at December 31, 2024 to $277.0 million at December 31, 2025. The increase in interest-bearing deposits during the year ended December 31, 2025 was a result of strong organic deposit growth in combination with the continued execution of a strategic initiative to reposition customer repurchase agreements, which are classified as short-term borrowings, into core deposit accounts. The Bank anticipates the completion of this project in 2026 which will assist in optimizing the Bank’s long-term liquidity needs and balance sheet management strategies. The increase in noninterest-bearing deposits was a result of continued growth in overall deposit levels and changes in product mix for the year ended December 31, 2025.

Short-term borrowings decreased $55.9 million to $12.5 million at December 31, 2025 from $68.4 million at December 31, 2024. This change was primarily related to the migration of customer repurchase agreements as discussed above as well as a paydown in short-term FHLB borrowings during the year ended December 31, 2025.

Long-term borrowings were $55.5 million at December 31, 2024 compared to $40.6 million at December 31, 2025. This decrease is primarily related to $15.2 million in long-term borrowing maturities during the year ended December 31, 2025.

Total stockholder’s equity increased by $26.1 million, or 15.7%, from $166.4 million at December 31, 2024, to $192.5 million at December 31, 2025. The increase is primarily attributable to earnings, net of cash dividends, along with a decrease in accumulated other comprehensive loss due to changes in the fair values of available-for-sale debt securities. Accumulated other comprehensive loss amounted to $4.0 million as of December 31, 2025 and $13.9 million as of December 31, 2024.

The loan-to-deposit ratio is a key measurement of liquidity. Our loan-to-deposit ratio decreased from 86.4% as of December 31, 2024 to 82.6% as of December 31, 2025 due to the asset/liability mix changes noted above, and remains within internal policy limits.

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

Securities

The Corporation’s investment securities portfolio provides a source of liquidity needed to meet expected loan demand and interest income to increase profitability. Additionally, the investment securities portfolio is used to meet pledging requirements to secure public deposits, customer repurchase agreements and for other purposes. Debt securities are classified as either available-for-sale or held-to-maturity at the time of purchase based on management's intent. Available-for-sale securities are carried at fair value, with unrealized holding gains and losses reported as a component of stockholders’ equity in accumulated other comprehensive income (loss), net of tax, while held-to-maturity securities are carried at amortized cost. At December 31, 2025 and December 31, 2024, all debt securities were classified as available-for-sale. Equity securities with readily determinable fair values are carried at fair value, with gains and losses due to fluctuations in market value included in the Consolidated Statements of Income. Securities with limited marketability and/or restrictions, such as FHLB of Pittsburgh stock, are carried at cost. Decisions to purchase or sell investment securities are based upon management’s current assessment of long- and short-term economic and financial conditions, including the interest rate environment and asset/liability management, liquidity and tax-planning strategies.

At December 31, 2025, the investment portfolio was comprised principally of available-for-sale debt securities including, fixed-rate, taxable and tax-exempt obligations of state and political subdivisions and fixed-rate and floating-rate securities issued by U.S. government or U.S. government-sponsored agencies, which include agencies, mortgage-backed securities and collateralized mortgage obligations, or CMOs. Additionally, the Corporation holds equity investments in the stock of certain publicly traded bank holding companies. Except for U.S. government and government-sponsored agencies, there were no securities of any individual issuer that exceeded 10.0% of stockholders’ equity as of December 31, 2025.

The majority of the Corporation's debt securities are fixed-rate instruments and inherently subject to interest rate risk, as the value of fixed-rate securities fluctuates with changes in interest rates. Generally, a security's value reacts inversely with changes in interest rates. Available-for-sale securities are carried at fair value, with unrealized gains or losses reported in the accumulated other comprehensive income or loss component of stockholder's equity, net of deferred income taxes. At December 31, 2025, the Corporation reported a net unrealized loss, included in accumulated other comprehensive loss, of $4.0 million, net of deferred income taxes of $1.1 million, a decrease of $9.9 million compared to the net unrealized holding loss of $13.9 million, net of deferred income taxes of $3.7 million, at December 31, 2024. Any future changes in interest rates could result in changes in the fair value of the Corporation’s securities portfolio and capital position. However, accumulated other comprehensive income and loss related to available-for-sale debt securities is excluded from regulatory capital and does not have an impact on the Corporation's regulatory capital ratios.

The following table presents the carrying value of available-for-sale debt securities, at fair value at December 31, 2025 and December 31, 2024:

	December 31, 2025			December 31, 2024
	Amortized	Fair		Amortized	Fair
(In Thousands)	Cost	Value		Cost	Value
AVAILABLE-FOR-SALE DEBT SECURITIES:
Obligation of U.S. Government Corporations and Agencies:
Mortgage-backed	$190,299	$182,347		$128,631	$113,707
Collateralized mortgage obligations	5,758	6,217		6,752	7,046
Other	54,500	53,603		123,500	119,454
Obligations of state and political subdivisions	81,625	84,890		81,680	82,762
Other debt securities	180	188		274	279
Total available-for-sale debt securities	$332,362	$327,245		$340,837	$323,248

Aggregate Unrealized Loss		$(5,117)			$(17,589)
Aggregate Unrealized Loss as a % of Amortized Cost		(1.5%	)		(5.2%	)

The following table presents the weighted-average yields on available-for-sale debt securities by major category and maturity period at December 31, 2025. Yields are calculated on the basis of the amortized cost and weighted for the scheduled maturity of each security. Because mortgage-backed securities and collateralized mortgage obligations are not due at a single maturity date, they are not included in the maturity categories in the following summary.

	Within		One-		Five-		After
	One		Five		Ten		Ten
(Dollars In Thousands)	Year	Yield	Years	Yield	Years	Yield	Years	Yield	Total	Yield
AVAILABLE-FOR-SALE DEBT SECURITIES:
Obligation of U.S. Government Corporations and Agencies:
Other	$54,500	1.09%	$—	—	$—	—	$—	—	$54,500	1.09%
Obligations of state and political subdivisions	1,641	4.16%	8,871	4.05%	29,662	4.36%	41,451	4.56%	81,625	4.42%
Other debt securities	—	—	180	5.39%	—	—	—	—	180	5.39%
Sub-total	$56,141	1.18%	$9,051	5.96%	$29,662	4.36%	$41,451	4.56%	$136,305	3.22%

Mortgage-backed securities									190,299	3.14%
Collateralized mortgage obligations									5,758	5.24%
Total									$332,362	3.16%

Marketable Equity Securities

At December 31, 2025, and December 31, 2024, the Corporation held $1.4 million in equity securities recorded at fair value. The following is a summary of unrealized and realized gains and losses recognized in net income on equity securities during the years ended December 31, 2025 and 2024:

	For the Years Ended
	December 31,
(In Thousands)	2025	2024
Net gains recognized during the period on marketable equity securities	$56	$60

Less: Net gains recognized during the period on marketable equity securities sold during the period	—	—

Unrealized gains recognized during the period on marketable equity securities still held at the reporting date	$56	$60

See Note 3 within the Corporation’s Notes to the Consolidated Financial Statements which are included in this Annual Report on Form 10-K for more information regarding Corporation’s investment portfolio as of December 31, 2025.

Loans

Gross loans receivable increased 4.6% from $1.126 billion at December 31, 2024 to $1.178 billion at December 31, 2025. The percentage distribution in the loan portfolio is shown in the tables below:

	December 31, 2025		December 31, 2024
(In Thousands)	Amount	%	Amount	%
Commercial and industrial	$95,352	8.1%	$93,445	8.3%
Commercial real estate:
Commercial mortgages	355,557	30.2%	325,882	28.9%
Student housing	48,043	4.1%	45,808	4.1%
Residential real estate	659,627	56.0%	638,952	56.7%
Consumer and other	19,002	1.6%	21,850	1.9%
Gross loans	$1,177,581	100.0%	$1,125,937	100.0%

Loan concentrations are considered to exist when there are amounts loaned to a number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. Our lending activity is heavily concentrated in the geographic market areas we serve. This geographic concentration subjects our loan portfolio to the general economic conditions within the state. The risks created by this concentration have been considered by management and are monitored on an ongoing basis. As of December 31, 2025 and December 31, 2024, there were no concentrations of loans exceeding 10% of total loans other than the categories of loans disclosed in the table above. We believe our loan portfolio is diversified relative to industry concentrations across the various loan portfolio categories.

Banking regulators have established guidelines of less than 100% of tier 1 capital plus allowance for credit losses in construction lending and less than 300% of tier 1 capital plus allowance for credit losses in commercial real estate lending that management monitors as part of the risk management process. The construction concentration ratio is a percentage of the outstanding construction and land development loans to total tier 1 capital plus allowance for credit losses. The commercial real estate concentration ratio is a percentage of the outstanding balance of non-owner occupied commercial real estate, multifamily, and construction and land development loans to tier 1 capital plus allowance for credit losses. At December 31, 2025, the Bank’s exposure to commercial real estate was well below these guidelines.

As of December 31, 2025, commercial real estate loans totaled $403.6 million or 34.3% of total gross loans. Of this amount commercial mortgage loans represented $355.6 million or 30.2% of total gross loans and student housing loans represented $48.0 million or 4.1% of total gross loans. The following table presents the distribution of commercial real estate loans and related percentage of the total loan portfolio as of December 31, 2025 and December 31, 2024:

	December 31, 2025		December 31, 2024
(In Thousands)	Amount	%	Amount	%
Commercial real estate:
Commercial mortgages:
Commercial construction	$19,105	1.6%	$24,664	2.2%
Multifamily	74,392	6.3%	74,463	6.6%
Owner occupied nonfarm nonresidential	122,506	10.4%	101,697	9.0%
Non-owner occupied nonfarm nonresidential	90,548	7.7%	83,882	7.4%
Other commercial	49,006	4.2%	41,176	3.7%
Student housing	48,043	4.1%	45,808	4.1%
Total commercial real estate	$403,600	34.3%	$371,690	33.0%

The following table presents the maturity distribution and interest rate information of the loan portfolio by major category as of December 31, 2025:

	As of December 31, 2025

	Fixed-Rate Loans					Variable- or Adjustable-Rate Loans					All Loans
	1 Year	1-5	5-15	>15		1 Year	1-5	5-15	>15
(In Thousands)	or Less	Years	Years	Years	Total	or Less	Years	Years	Years	Total	Total
Commercial and industrial	$9,491	$19,610	$13,022	$189	$42,312	$14,480	$2,911	$23,862	$11,787	$53,040	$95,352
Commercial real estate:
Commercial mortgages	2,378	6,843	22,978	11,847	44,046	17,292	7,834	81,204	205,181	311,511	355,557
Student housing	—	2,000	2,012	—	4,012	617	5,393	15,070	22,951	44,031	48,043
Residential real estate	7,125	7,987	53,629	41,749	110,490	13,536	3,278	54,994	477,329	549,137	659,627
Consumer and other	1,406	4,966	2,313	357	9,042	9	748	3,137	6,066	9,960	19,002
Total	$20,400	$41,406	$93,954	$54,142	$209,902	$45,934	$20,164	$178,267	$723,314	$967,679	$1,177,581

See Note 4 within the Corporation’s Notes to the Consolidated Financial Statements which are included in this Annual Report on Form 10-K for more information regarding the Corporation’s loan portfolio as of December 31, 2025.

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

The following table presents information about non-performing assets, as of December 31, 2025 and December 31, 2024:

Non-performing Assets

	December 31,	December 31,
(dollars in thousands)	2025	2024
Non-accrual loans	$11,523	$10,047
Loans past due 90 days or more and still accruing	135	—
Total non-performing loans	11,658	10,047
Foreclosed assets held for sale	320	70
Total non-performing assets	$11,978	$10,117

Non-performing loans as a percentage of total loans, gross	0.99%	0.89%
Non-performing assets as a percentage of total assets	0.72%	0.63%
Allowance for credit losses as a percentage of total loans, gross	0.85%	0.88%
Allowance for credit losses to non-performing assets	83.14%	97.44%

Total non-performing assets amounted to $12.0 million, or 0.72% of total assets at December 31, 2025, as compared to $10.1 million, or 0.63% of total assets at December 31, 2024. For the year ended December 31, 2025, the Corporation experienced increases in non-accrual loans in multiple loan classifications, however, the most significant increase was in residential real estate loans which increased $1.3 million.

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

Management believes it has been conservative in its decisions concerning identification of loans requiring individual evaluation for credit loss, estimates of loss, and nonaccrual status; however, the actual losses realized from these relationships could vary materially from the allowances calculated as of December 31, 2025. Management continues to closely monitor its loan relationships for credit losses and will adjust its estimates of loss and decisions concerning nonaccrual status, if appropriate.

Allowance for Credit Losses

The allowance for credit losses was $10.0 million at December 31, 2025, compared to $9.9 million at December 31, 2024. The allowance equaled 0.85% of total loans, net of unearned fees and costs and unamortized fair value adjustments, at December 31, 2025 as compared to 0.88% of total loans at December 31, 2024. The allowance for credit losses is analyzed quarterly and reviewed by the Corporation’s Board of Directors. No concentration or apparent deterioration in classes of loans or pledged collateral was evident. Regular loan meetings with the Corporation’s Board of Directors reviewed new loans over specified thresholds. Delinquent loans, loan exceptions and certain large loans are addressed by the full Board no less than monthly to determine compliance with policies.

The following tables present the allocation of the allowance for credit losses as of December 31, 2025 and December 31, 2024:

	December 31, 2025			December 31, 2024
(dollars in thousands)	Allowance for Credit Losses	Percent of Allowance	Percent of Loans to Gross Loans	Allowance for Credit Losses	Percent of Allowance	Percent of Loans to Gross Loans
Commercial and industrial	$1,037	10.4%	8.1%	$931	9.4%	8.3%
Commercial real estate	6,148	61.7%	34.3%	6,869	69.7%	33.0%
Residential real estate	2,556	25.7%	56.0%	1,850	18.8%	56.7%
Consumer and other	218	2.2%	1.6%	208	2.1%	1.9%
Total	$9,959	100.0%	100.0%	$9,858	100.0%	100.0%

The most significant changes in the allowance for credit losses on an individual segment basis from December 31, 2024 to December 31, 2025 include an increase in residential real estate loans from $1,850,000, or 18.8% of the total allowance, at December 31, 2024 to $2,556,000, or 25.7% of the total allowance, at December 31, 2025, as well as a decrease in commercial real estate loans from $6,869,000, or 69.7% of the total allowance, at December 31, 2024 to $6,148,000, or 61.7% of the total allowance, at December 31, 2025. The increase for residential real estate loans includes the impact of increases in non-accrual loans which impacted probability of default calculations and levels of individually evaluated loans and related individually evaluated allowance levels as well as changes in qualitative factors related to the nature of the loan portfolio, volume and severity of past due loans, loan grade migration, changes in lending staff, changes in lending policies and procedures and forecasted economic conditions. The decrease for commercial real estate loans includes the impact of lower individually evaluated allowances related to student housing loans due to a decrease in loan balances, an increase in the volume of collateral dependent loans with no allowance required due to higher overall nonperforming commercial real estate loan balances as well as a decrease in allowance levels for commercial construction loans due to decreases in volume and loss rates utilized. The impact of these items was partially offset by changes in qualitative factors consistent with residential real estate loans as noted above.

See Notes 1 and 4 within the Corporation’s Notes to the Consolidated Financial Statements which are included in this Annual Report on Form 10-K for more information regarding the Corporation’s allowance for credit losses as of December 31, 2025.

Deposits

Deposits are the primary source of funds for the Corporation’s lending and investing activities. The Corporation provides a range of deposit services to businesses and individuals, including noninterest-bearing checking accounts, interest-bearing checking accounts, savings accounts, money market accounts and time deposits. These accounts generally earn interest at rates the Corporation establishes based on market factors and the anticipated amount and timing of funding needs. The establishment or continuity of a core deposit relationship can be a factor in loan pricing decisions. While the Corporation’s primary focus is on establishing customer relationships to attract core deposits, at times, the Corporation may use brokered deposits and other wholesale deposits to supplement its funding sources. As of December 31, 2025, the Corporation held no brokered deposits.

The following tables summarize the average balances outstanding and average interest rates for each major category of deposits for years ended December 31, 2025 and 2024, respectively:

	For the Years Ended
	December 31, 2025		December 31, 2024
	Average	Average	Average	Average	Balance Change
	Balance	Rate	Balance	Rate	Amount	%
(In Thousands)
Non-interest bearing	$272,234	—%	$261,935	—%	$10,299	3.9%
Savings	194,195	0.03	198,175	0.03	(3,980)	(2.0)
Interest-bearing demand deposits	422,737	2.22	324,602	2.02	98,135	30.2
Money market deposits	105,084	1.91	109,584	2.08	(4,500)	(4.1)
Time deposits	362,173	3.50	341,740	3.95	20,433	6.0
Total deposits	$1,356,423	1.78%	$1,236,036	1.81%	$120,387	9.7%

The Corporation believes its deposit product offerings are properly structured to attract and retain core low-cost deposit relationships. The average cost of interest-bearing deposits for the years ended December 31, 2025, and 2024, was 2.22% and 2.30%, respectively. The decreased cost was primarily attributable to decreased market rates during 2024 and 2025.

At December 31, 2025, estimated uninsured deposits, or the portion of deposit accounts which exceeded the Federal Deposit Corporation insurance limit, totaled $383.6 million. Of this amount, $146.9 million was collateralized by securities pledged by the Corporation or letters of credit issued through the Federal Home Loan Bank of Pittsburgh. Time deposits of $250,000 or more totaled approximately $97.0 million at December 31, 2025.

See Note 6 within the Corporation’s Notes to the Consolidated Financial Statements which are included in this Annual Report on Form 10-K for more information regarding the Corporation’s deposits as of December 31, 2025.

Borrowings

Short-term borrowings consist primarily of securities sold under agreements to repurchase and periodic overnight or short-term Federal Home Loan Bank advances. Average short-term borrowings amounted to 2.4% and 10.3% of total interest-bearing liabilities for the years ended December 31, 2025 and 2024, respectively. This change was primarily related to the migration of customer repurchase agreements as well as a paydown in short-term FHLB borrowings during 2025.

Long-term borrowings consist of advances due to the FHLB - Pittsburgh. Under terms of a blanket agreement, the loans are secured by certain qualifying assets of the Bank which consist principally of first mortgage loans. The carrying value of these collateralized items was $856.5 million at December 31, 2025. The Bank has lines of credit with the Federal Reserve Bank Discount Window, FHLB – Pittsburgh, and Atlantic Community Bankers Bank in the aggregate amount of $613.4 million at December 31, 2025. The unused portion of these lines of credit was $557.2 million at December 31, 2025.

See Note 7 within the Corporation’s Notes to the Consolidated Financial Statements which are included in this Annual Report on Form 10-K for more information regarding the Corporation’s borrowings as of December 31, 2025.

Capital Resources

Management believes, as of December 31, 2025, that Journey Bank meets all capital adequacy requirements to which it is subject. Management annually performs stress testing on its regulatory capital levels and expects Journey Bank to maintain capital levels that exceed the regulatory standards for well-capitalized institutions for the next 12 months and for the foreseeable future.

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

The following table reflects the Bank’s actual capital amounts and ratios at December 31, 2025 and 2024:

	Journey Bank		Minimum Required For Capital Adequacy Purposes	Minimum Required For Capital Adequacy Purposes with Conservation Buffer	Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations
(Dollars in Thousands)	Amount	Ratio	Ratio	Ratio	Ratio
December 31, 2025
Total capital (to risk-weighted assets)	$170,931	16.87%	8.00%	10.50%	10.00%

Tier I capital (to risk-weighted assets)	161,300	15.92%	6.00%	8.50%	8.00%

Tier I common equity (to risk-weighted assets)	161,300	15.92%	4.50%	7.00%	6.50%

Tier I capital (to average assets)	161,300	9.93%	4.00%	4.00%	5.00%

Total risk-weighted assets	1,013,109

Total average assets	1,624,578

	Journey Bank		Minimum Required For Capital Adequacy Purposes	Minimum Required For Capital Adequacy Purposes with Conservation Buffer	Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations
(Dollars in Thousands)	Amount	Ratio	Ratio	Ratio	Ratio
December 31, 2024
Total capital (to risk-weighted assets)	$152,703	16.03%	8.00%	10.50%	10.00%

Tier I capital (to risk-weighted assets)	143,417	15.06%	6.00%	8.50%	8.00%

Tier I common equity (to risk-weighted assets)	143,417	15.06%	4.50%	7.00%	6.50%

Tier I capital (to average assets)	143,417	9.10%	4.00%	4.00%	5.00%

Total risk-weighted assets	952,452

Total average assets	1,576,746

RESULTS OF OPERATIONS

Net income in 2025 amounted to $24.2 million, or $6.85 per share, an increase of $5.2 million compared to $19.0 million, or $5.33 per share, in 2024. The increase in net income for 2025 compared to 2024 was primarily attributable to a significant increase in net interest income, partially offset by increases in non-interest expense and income tax provision expense.

Net interest income increased $10.1 million, or 20.1% to $60.6 million in 2025, from $50.5 million in 2024. Non-interest income was $10.4 million in both 2025 and 2024. Non-interest expense was $41.0 million in 2025, an increase of $3.4 million, or 8.9%, from $37.7 million in 2024, which was primarily related to increases in salaries and employee benefits, Pennsylvania shares tax and professional fees. Income tax provision expense increased $1.6 million, or 47% to $4.9 million in 2025, from $3.3 million in 2024, due to higher pretax earnings.

The annual return on average assets was 1.49% in 2025 compared to 1.19% in 2024. The annualized return on average equity was 13.57% in 2025 compared to 11.88% in 2024. The Corporation declared and paid dividends to holders of common stock of $2.30 per share in 2025 and $1.76 per share in 2024.

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

Tax-equivalent net interest income increased $10.2 million, or 19.7%, to $61.8 million in 2025 compared to $51.6 million in 2024. The increase in tax-equivalent net interest income was due to an increase in tax-equivalent interest income reflecting higher earning asset volumes and yields, along with a decrease in interest expense which resulted primarily from a significant decrease in average borrowings coupled with a decrease in the average rate paid on total interest-bearing liabilities. Tax-equivalent net interest margin, a key measurement used in the banking industry to measure income from earning assets relative to the cost to fund those assets, is calculated by dividing tax-equivalent net interest income by average interest-earning assets. The Corporation’s tax-equivalent net interest margin increased 62 basis points to 4.08% in 2025 compared to 3.46% in 2024, which was largely caused by increases in yields on earning assets along with a decrease in total in cost of funds. Additionally, interest rate spread, the difference between the average yield on interest-earning assets, shown on a fully tax-equivalent basis, and the average cost of interest-bearing liabilities, increased 66 basis points to 3.52% in 2025 compared to 2.86% in 2024.

Tax-equivalent interest income increased $6.3 million, or 7.6%, to $89.2 million for the year ended December 31, 2025 from $82.9 million for the same period in 2024, which was largely caused by growth in average earning assets, coupled with an increase in the tax-equivalent yield on average earning assets. Average earning assets increased $25.1 million, or 1.7%, to $1.517 billion for year ended December 31, 2025 from $1.491 billion for the same period in 2024, resulting in a corresponding increase to tax-equivalent interest income of $3.4 million. Specifically, average loans increased $50.2 million, or 4.5%, to $1.166 billion for the year ended December 31, 2025 from $1.116 billion for the same period in 2024, which reflected strong organic loan growth. Total investment securities averaged $331.6 million for the year ended December 31, 2025, a decrease of $38.3 million, or 10.3%, compared to $369.9 million for the same period in 2024, which contributed to a net decrease of $0.7 million in tax-equivalent interest income. The tax-equivalent yield on earning assets increased 32 basis points to 5.88% for the year ended December 31, 2025 from 5.56% for the same period in 2024, which resulted in a corresponding increase in tax-equivalent interest income of $2.9 million. The Corporation's tax-equivalent yield on loans increased 11 basis points to 6.69% for the year ended December 31, 2025 compared to 6.58% for the same period in 2024, resulting in a corresponding increase in tax-equivalent interest income of $1.2 million, due primarily to the origination of new loans at higher yields and the continued repricing of existing variable rate loans in the Corporation’s portfolio. Meanwhile, the tax-equivalent yield on investment securities increased 67 basis points to 3.16% for the year ended December 31, 2025 from 2.49% for the same period in 2024 and caused a corresponding increase to tax-equivalent interest income of $1.9 million.

Interest expense decreased $3.9 million, or 12.3%, to $27.4 million for the year ended December 31, 2025 from $31.3 million for the same period in 2024, which was primarily from a significant decrease in average borrowings, coupled with a lower overall cost of funds. Average borrowed funds, which is largely comprised of customer repurchase agreements and FHLB of Pittsburgh advances, averaged $75.0 million for the year ended December 31, 2025, a decrease of $109.6 million from $184.5 million for the same period in 2024. Lower volumes of average borrowed funds resulted in a corresponding decrease in interest expense of $5.3 million. Total average interest-bearing deposits increased $110.1 million, or 11.3%, to $1.084 billion for the year ended December 31, 2025, compared to $974.1 million for the same period in 2024, which resulted in a corresponding increase in interest expense of $2.7 million. For the year ended December 31, 2025, the Corporation's cost of funds decreased 33 basis points to 2.37% from 2.70% for the same period in 2024. The average rate paid on total borrowings decreased 40 basis points to 4.41% for the year ended December 31, 2025 from 4.81% for the same period in 2024. The average rate paid on total interest-bearing deposits decreased 8 basis points to 2.22% for the year ended December 31, 2025 from 2.30% for the same period in 2024, which resulted in a corresponding decrease in interest expense of $1.0 million.

The following Average Balance Sheet and Rate Analysis tables presents the average assets, actual income or expense and the average yield on assets, liabilities and stockholders' equity for the years ended December 31, 2025 and 2024.

AVERAGE BALANCE SHEET AND RATE ANALYSIS

YEAR ENDED DECEMBER 31,

	2025			2024
(In Thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS:	(1)			(1)
Tax-exempt loans	$40,965	$1,976	4.82%	$41,875	$1,889	4.51%
All other loans	1,125,411	76,002	6.75%	1,074,344	71,513	6.66%
Total loans (2)(3)(4)	1,166,376	77,978	6.69%	1,116,219	73,402	6.58%

Taxable securities	252,245	6,205	2.46%	290,951	5,063	1.74%
Tax-exempt securities (3)	79,344	4,283	5.40%	78,907	4,145	5.25%
Total securities	331,589	10,488	3.16%	369,858	9,208	2.49%

Interest-bearing deposits in other banks	18,584	767	4.13%	5,339	288	5.39%

Total interest-earning assets	1,516,549	89,233	5.88%	1,491,416	82,898	5.56%

Other assets	108,871			102,048

TOTAL ASSETS	$1,625,420			$1,593,464

LIABILITIES:
Savings	$194,195	58	0.03%	$198,175	61	0.03%
Now deposits	422,737	9,382	2.22%	324,602	6,564	2.02%
Money market deposits	105,084	2,005	1.91%	109,584	2,270	2.07%
Time deposits	362,173	12,670	3.50%	341,740	13,507	3.95%
Total interest-bearing deposits	1,084,189	24,115	2.22%	974,101	22,402	2.30%

Short-term borrowings	28,123	1,103	3.92%	119,908	5,741	4.79%
Long-term borrowings	46,849	2,201	4.70%	64,633	3,135	4.85%
Total borrowings	74,972	3,304	4.41%	184,541	8,876	4.81%

Total interest-bearing liabilities	1,159,161	27,419	2.37%	1,158,642	31,278	2.70%

Noninterest-bearing deposits	272,234			261,935
Other liabilities	15,567			12,752
Stockholders' equity	178,458			160,135
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$1,625,420			$1,593,464
Interest rate spread (6)			3.52%			2.86%
Net interest income/margin (5)		$61,814	4.08%		$51,620	3.46%

(1)	Average volume information was compared using daily averages for interest-earning and bearing accounts.
(2)	Interest on loans includes loan fee income.
(3)	Tax exempt interest revenue is shown on a tax-equivalent basis using a statutory federal income tax rate of 21 percent for 2025 and 2024.
(4)	Nonaccrual loans have been included with loans for the purpose of analyzing net interest earnings.
(5)	Net interest margin is computed by dividing annualized tax-equivalent net interest income by total interest earning assets.
(6)	Interest rate spread represents the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.

Reconcilement of Taxable Equivalent Net Interest Income
	For the Years Ended December 31,
	2025	2024
(In Thousands)
Total interest income	$88,018	$81,743
Total interest expense	27,419	31,278

Net interest income	60,599	50,465
Tax equivalent adjustment	1,215	1,155

Net interest income (fully taxable equivalent)	$61,814	$51,620

Rate/Volume Analysis

To enhance the understanding of the effects of volumes (the average balance of earning assets and costing liabilities) and average interest rate fluctuations on the Consolidated Balance Sheets as it pertains to net interest income, the table below reflects these changes for the years ended December 31, 2025 versus December 31, 2024:

	Years Ended December 31,
	2025 vs 2024
	Increase (Decrease)
	Due to
(In Thousands)	Volume	Rate	Net
Interest income:
Loans, tax-exempt	$(41)	$128	$87
Loans	3,400	1,090	4,490
Taxable investment securities	(674)	1,816	1,142
Tax-exempt investment securities	23	114	137
Interest bearing deposits	714	(235)	479
Total interest-earning assets	3,422	2,913	6,335

Interest expense:
Savings	(1)	(2)	(3)
NOW deposits	1,984	834	2,818
Money market deposits	(93)	(172)	(265)
Time deposits	808	(1,645)	(837)
Short-term borrowings	(4,395)	(243)	(4,638)
Long-term borrowings, FHLB	(863)	(71)	(934)
Total interest-bearing liabilities	(2,560)	(1,299)	(3,859)
Change in net interest income	$5,982	$4,212	$10,194

Provision for Credit Losses

A summary of the provision for credit losses for the years ended December 31, 2025 and 2024, is as follows:

	For the Years
	Ended December 31,
(In Thousands)	2025	2024
Provision for credit losses:
Loans receivable	$834	$847
Off-balance sheet exposures	5	(10)
Total provision for credit losses	$839	$837

For the year ended December 31, 2025, there was a provision for credit losses of $839,000, an increase of $2,000 in expense compared to a provision for credit losses of $837,000 for the year ended December 31, 2024. The provision for the year ended December 31, 2025 included expense related to loans receivable of $834,000 and expense related to off-balance sheet exposures of $5,000. The provision for the year ended December 31, 2024 included expense related to loans receivable of $847,000 and a credit related to off-balance sheet exposures of $10,000.

The provision amounts for the years ended December 31, 2025 and 2024 primarily reflect an increase in volume in the loan portfolio, increases in non-accrual loans which impacted probability of default calculations and changes in qualitative factors related to the nature of the loan portfolio, volume and severity of past due loans, loan grade migration, changes in lending staff, changes in lending policies and procedures and forecasted economic conditions.

See Notes 1 and 4 within the Corporation’s Notes to the Consolidated Financial Statements which are included in this Annual Report on Form 10-K for more information regarding the Corporation’s allowance for credit losses as of December 31, 2025.

Non-interest Income

Total non-interest income was $10.4 million for each of the years ended December 31, 2025, and 2024. Service charges and fees increased $236,000 due primarily to higher overdraft fee income. Brokerage income and trust income increased $131,000 and $168,000, respectively, due primarily to higher assets under management. These changes were offset by realized losses on available-for-sale debt securities, net, which totaled $422,000 for 2025 compared to $85,000 for 2024. The increase in realized losses on available-for-sale debt securities, net, for 2025 was related to a strategic realignment of the investment portfolio to enhance net interest margin in future years. Additionally, other non-interest income decreased $294,000 due to one-time events in the first quarter 2024 including incentives received in conjunction with the launch of a debit card reissuance project as well as a governmental grant recorded in conjunction with the completion of a solar energy project.

	For the Years Ended
	December 31, 2025		December 31, 2024		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Service charges and fees	$2,968	28.6%	$2,732	26.3%	$236	8.6%
Interchange fees	2,641	25.5	2,640	25.4	1	0.0
Gain on sale of loans	503	4.9	413	4.0	90	21.8
Earnings on bank-owned life insurance	925	8.9	928	8.9	(3)	(0.3)
Brokerage	938	9.1	807	7.8	131	16.2
Trust	1,111	10.7	943	9.1	168	17.8
Gains on marketable equity securities	56	0.5	60	0.6	(4)	(6.7)
Realized losses on available-for-sale debt securities, net	(422)	(4.1)	(85)	(0.8)	(337)	396.5
Other non-interest income	1,643	15.9	1,937	18.7	(294)	(15.2)
Total non-interest income	$10,363	100.0%	$10,375	100.0%	$(12)	(0.1)%

Non-interest Expense

Total non-interest expense increased $3.4 million or 8.9% from $37.7 million for the year ended December 31, 2024, to $41.0 million for the year ended December 31, 2025. Salaries and employee benefits expense of $21.7 million for the year ended December 31, 2025 increased $2.6 million from $19.2 million for the same period of 2024. The Corporation recorded one-time pretax expenses totaling $1.3 million in conjunction with the retirement of its Executive Chairman during the year ended December 31, 2025. Additionally, health insurance expenses associated with the Corporation’s partially self-funded health insurance plan were $704,000 higher in the year ended December 31, 2025 than the same period of 2024. In addition to the increase in salaries and employee benefits expense, Pennsylvania shares tax expense increased $298,000 or 31.7% due to increased capital levels, professional fees increased $417,000, due primarily to higher overall marketing and advertising costs as well as higher foreclosure and loan workout expenses. These increases were partially offset by decreases in merger-related expenses of $241,000 and amortization of intangibles of $179,000 due to lower core deposit intangible amortization in 2025.

One standard to measure non-interest expense is to express annualized non-interest expense as a percentage of average total assets. For the year ended December 31, 2025 this percentage was 2.52% compared to 2.36% for the year ended December 31, 2024.

	For the Years Ended
	December 31, 2025		December 31, 2024		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Salaries and employee benefits	$21,720	52.9%	$19,167	50.9%	$2,553	13.3%
Occupancy	2,623	6.4	2,459	6.5	164	6.7
Furniture and equipment	1,704	4.2	1,665	4.4	39	2.3
Pennsylvania shares tax	1,239	3.0	941	2.5	298	31.7
Professional fees	1,939	4.7	1,522	4.0	417	27.4
Director's fees	695	1.7	618	1.6	77	12.5
Federal deposit insurance	870	2.1	820	2.2	50	6.1
Data processing and telecommunications	3,645	8.9	3,595	9.5	50	1.4
Automated teller machine and interchange	779	1.9	671	1.8	108	16.1
Merger-related expenses	—	—	241	0.6	(241)	(100.0)
Amortization of intangibles	2,023	4.9	2,202	5.8	(179)	(8.1)
Other non-interest expense	3,783	9.3	3,761	10.2	22	0.6
Total non-interest expense	$41,020	100.0%	$37,662	100.0%	$3,358	8.9%

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

The Bank reviews cash flow projections regularly and updates them in order to maintain liquid assets at levels believed to meet the requirements of normal operations, including loan commitments and potential deposit outflows from maturing certificates of deposit and savings withdrawals. While deposits and securities sold under agreements to repurchase are its primary source of funds, when needed it is also able to generate cash through borrowings from the FHLB. At December 31, 2025, the Bank had remaining available capacity with FHLB, subject to certain collateral restrictions, of $537.4 million.

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

The statement of cash flows presents the change in cash and cash equivalents from operating, investing and financing activities. Cash and due from banks and interest-bearing deposits in other banks, which comprise cash and cash equivalents, are the Corporation’s most liquid assets. Cash and cash equivalents totaled $48.5 million at December 31, 2025, an increase of $31.2 million from $17.4 million at December 31, 2024, as net cash inflows reported from operating and financing activities outpaced net cash outflows from investing activities for the year ended December 31, 2025.

Net cash outflows from investing activities used $33.1 million of cash and cash equivalents during the year ended December 31, 2025. Accounting for the majority of the net cash outflows was a net increase in loans of $43.1 million which was partially offset by a net cash inflow from purchases, proceeds from sales, paydowns, calls and maturities of available-for-sale debt securities of $9.4 million. Financing activities provided $40.9 million in net cash, which resulted primarily from a decrease in short-term borrowings, consisting of customer repurchase agreements and short-term FHLB borrowings, of $55.9 million along with a repayment of long-term borrowings of $15.2 million. These outflows were offset by a $120.0 million increase in deposits. Operating activities include net income, adjusted for the effects of non-cash transactions including, among others, depreciation and amortization and the provision for credit losses, and is the primary source of cash flows from operations. For the year ended December 31, 2025, operating activities provided the Corporation with $23.3 million in net cash, which primarily reflected net income of $24.2 million.

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

To manage the interest sensitivity position, an asset/liability model called "gap analysis" is used to monitor the difference in the volume of the Bank's interest sensitive assets and liabilities that mature or reprice within given periods. A positive gap (asset sensitive) indicates that more assets reprice during a given period compared to liabilities, while a negative gap (liability sensitive) has the opposite effect. The Bank employs computerized net interest income simulation modeling to assist in quantifying interest rate risk exposure. This process measures and quantifies the impact on net interest income through varying interest rate changes and balance sheet compositions. The use of this model assists the ALCO to gauge the effects of the interest rate changes on interest sensitive assets and liabilities in order to determine what impact these rate changes will have upon our net interest spread. At December 31, 2025, our cumulative gap positions were within the internal risk management guidelines.

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

The following table illustrates the simulated impact of parallel and instantaneous interest rate shocks of +100, +200, +300, -100, -200, and -300 basis points on net interest income and the change in economic value over a one-year time horizon from the December 31, 2025 levels:

	Rates +100		Rates +200		Rates +300		Rates -100		Rates -200		Rates -300
	Simulation Results	Policy Limit	Simulation Results	Policy Limit	Simulation Results	Policy Limit	Simulation Results	Policy Limit	Simulation Results	Policy Limit	Simulation Results	Policy Limit
Earnings at risk:
Percent change in net interest income	2.12%	-10.00%	-1.58%	-15.00%	-5.55%	-20.00%	6.59%	-10.00%	7.41%	-15.00%	10.04%	-20.00%

Economic value at risk:
Percent change in economic value of equity	-5.95%	-15.00%	-13.14%	-25.00%	-21.26%	-30.00%	2.31%	-15.00%	3.75%	-25.00%	5.55%	-30.00%

Model results from the simulation at December 31, 2025 indicated that the Bank was projected to see an increase in net interest income over a one-year horizon in any of the rate shock scenarios, with the exception of the +200 and +300 scenarios, which showed 1.58% and 5.55% decreases, respectively. The percent change in EVE is expected to decrease in all rates up scenarios and increase in all rates down scenarios. All modeled exposures to net interest income and EVE for the next twelve-month horizon are within internal ALCO policy guidelines.

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

Item 8. Financial Statements and Supplementary Data

Muncy Columbia Financial Corporation

Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Data)	December 31, 2025	December 31, 2024
ASSETS
Cash and due from banks	$12,828	$11,200
Interest-bearing deposits in other banks	35,712	6,180
Total cash and cash equivalents	48,540	17,380

Available-for-sale debt securities, at fair value	327,245	323,248
Marketable equity securities, at fair value	1,411	1,355
Restricted investment in bank stocks, at cost	5,412	7,095
Loans held for sale	847	1,691

Loans receivable	1,177,581	1,125,937
Allowance for credit losses	(9,959)	(9,858)
Loans, net	1,167,622	1,116,079

Premises and equipment, net	26,263	26,484
Foreclosed assets held for sale	320	70
Accrued interest receivable	5,063	4,850
Bank-owned life insurance	41,740	40,953
Investment in limited partnerships	4,346	5,092
Deferred tax asset, net	5,992	10,012
Goodwill	25,609	25,609
Other intangible assets, net	8,042	10,047
Other assets	4,747	5,993
TOTAL ASSETS	$1,673,199	$1,595,958

LIABILITIES
Interest-bearing deposits	$1,135,740	$1,032,729
Noninterest-bearing deposits	277,012	259,700
Total deposits	1,412,752	1,292,429

Short-term borrowings	12,455	68,388
Long-term borrowings	40,584	55,536
Accrued interest payable	1,644	1,857
Other liabilities	13,223	11,338
TOTAL LIABILITIES	1,480,658	1,429,548

STOCKHOLDERS' EQUITY
Common stock, par value $1.25 per share; 15,000,000 shares authorized; issued 3,845,479 and outstanding 3,536,754 at December 31, 2025 issued 3,841,438 and outstanding 3,532,713 at December 31, 2024	4,807	4,802
Additional paid-in capital	83,720	83,543
Retained earnings	119,364	103,268
Accumulated other comprehensive loss	(4,043)	(13,896)
Treasury stock, at cost; 308,725 shares at December 31, 2025 and 2024	(11,307)	(11,307)
TOTAL STOCKHOLDERS' EQUITY	192,541	166,410
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,673,199	$1,595,958

See accompanying notes to the consolidated financial statements.

Muncy Columbia Financial Corporation

Consolidated Statements of Income

	For the Years Ended
	December 31,
(In Thousands, Except Share and Per Share Data)	2025	2024
INTEREST AND DIVIDEND INCOME
Interest and fees on loans:
Taxable	$76,002	$71,513
Tax-exempt	1,583	1,518
Interest and dividends on investment securities:
Taxable	5,580	4,256
Tax-exempt	3,461	3,361
Dividend and other interest income	625	807
Deposits in other banks	767	288
TOTAL INTEREST AND DIVIDEND INCOME	88,018	81,743

INTEREST EXPENSE
Deposits	24,115	22,402
Short-term borrowings	1,103	5,741
Long-term borrowings	2,201	3,135
TOTAL INTEREST EXPENSE	27,419	31,278

NET INTEREST INCOME	60,599	50,465

PROVISION FOR CREDIT LOSSES	839	837

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	59,760	49,628

NON-INTEREST INCOME
Service charges and fees	2,968	2,732
Interchange fees	2,641	2,640
Gain on sale of loans	503	413
Earnings on bank-owned life insurance	925	928
Brokerage	938	807
Trust	1,111	943
Gains on marketable equity securities	56	60
Realized losses on available-for-sale debt securities, net	(422)	(85)
Other non-interest income	1,643	1,937
TOTAL NON-INTEREST INCOME	10,363	10,375

NON-INTEREST EXPENSE
Salaries and employee benefits	21,720	19,167
Occupancy	2,623	2,459
Furniture and equipment	1,704	1,665
Pennsylvania shares tax	1,239	941
Professional fees	1,939	1,522
Director's fees	695	618
Federal deposit insurance	870	820
Data processing and telecommunications	3,645	3,595
Automated teller machine and interchange	779	671
Merger-related expenses	—	241
Amortization of intangibles	2,023	2,202
Other non-interest expense	3,783	3,761
TOTAL NON-INTEREST EXPENSE	41,020	37,662

INCOME BEFORE INCOME TAX PROVISION	29,103	22,341
INCOME TAX PROVISION	4,878	3,318
NET INCOME	$24,225	$19,023

EARNINGS PER SHARE - BASIC AND DILUTED	$6.85	$5.33
WEIGHTED AVERAGE SHARES OUTSTANDING	3,534,435	3,568,145

See accompanying notes to the consolidated financial statements.

Muncy Columbia Financial Corporation

Consolidated Statements of Comprehensive Income

	For the Years Ended
	December 31,
(In Thousands)	2025	2024
Net Income	$24,225	$19,023
Other comprehensive income:
Unrealized holding gains on available-for-sale debt securities	12,050	1,360
Tax effect	(2,530)	(287)
Net realized losses included in net income	422	85
Tax effect	(89)	(18)
Other comprehensive income, net	9,853	1,140
Comprehensive income	$34,078	$20,163

See accompanying notes to the consolidated financial statements.

Muncy Columbia Financial Corporation

Consolidated Statements of Changes in Stockholders' Equity

					Accumulated
	Common		Additional		Other		Total
	Stock		Paid-In	Retained	Comprehensive	Treasury	Stockholders'
(In Thousands Except Share and Per Share Data)	Shares	Amount	Capital	Earnings	Loss	Stock	Equity
Balance, December 31, 2024	3,841,438	$4,802	$83,543	$103,268	$(13,896)	$(11,307)	$166,410
Net income	—	—	—	24,225	—	—	24,225
Other comprehensive income	—	—	—	—	9,853	—	9,853
Common stock issuance under employee stock purchase plan	4,041	5	158	—	—	—	163
Recognition of employee stock purchase plan expense	—	—	19	—	—	—	19
Cash dividends ($2.30 per share)	—	—	—	(8,129)	—	—	(8,129)
Balance, December 31, 2025	3,845,479	$4,807	$83,720	$119,364	$(4,043)	$(11,307)	$192,541

Balance, December 31, 2023	3,834,976	$4,794	$83,343	$90,514	$(15,036)	$(9,790)	$153,825
Net income	—	—	—	19,023	—	—	19,023
Other comprehensive income	—	—	—	—	1,140	—	1,140
Common stock issuance under employee stock purchase plan	6,462	8	179	—	—	—	187
Recognition of employee stock purchase plan expense	—	—	21	—	—	—	21
Purchase of treasury stock (44,025 shares)	—	—	—	—	—	(1,517)	(1,517)
Cash dividends ($1.76 per share)	—	—	—	(6,269)	—	—	(6,269)
Balance, December 31, 2024	3,841,438	$4,802	$83,543	$103,268	$(13,896)	$(11,307)	$166,410

See accompanying notes to the consolidated financial statements.

Muncy Columbia Financial Corporation

Consolidated Statements of Cash Flows

	For the Years Ended
	December 31,
(In Thousands)	2025	2024
OPERATING ACTIVITIES
Net Income	$24,225	$19,023
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	839	837
Depreciation and amortization of premises and equipment	1,498	1,515
Accretion of loan fair value adjustments, net	(9,601)	(10,685)
Amortization of deposit fair value adjustments, net	276	1,185
Gains on marketable equity securities	(56)	(60)
Realized losses on available-for-sale debt securities, net	422	85
Accretion of investment securities, net	(1,390)	(719)
Losses on disposal of premises and equipment, net	137	—
Gain (loss) on sale of foreclosed assets held for sale, net	(10)	129
Deferred income taxes	1,401	2,317
Gain on sale of loans	(503)	(413)
Earnings on bank-owned life insurance	(925)	(928)
Proceeds from sale of mortgage loans	22,919	16,219
Originations of mortgage loans held for resale	(21,572)	(17,131)
Amortization of intangibles	2,023	2,202
Amortization of investment in limited partnerships	746	736
Gain on settlement of bank-owned life insurance claims	(119)	(66)
Decrease in accrued interest receivable and other assets	1,033	1,476
Increase in accrued interest payable and other liabilities	1,672	890
Other, net	272	288
Net cash provided by operating activities	23,287	16,900
INVESTING ACTIVITIES
Available-for-sale debt securities:
Purchases	(84,604)	(14,924)
Proceeds from sales	29,574	51,734
Proceeds from paydowns, calls and maturities	64,473	55,323
Proceeds from maturities of interest-bearing time deposits	—	989
Purchase of bank-owned life insurance	(47)	(44)
Proceeds from settlement of bank-owned life insurance claims	304	—
Proceeds from redemption of restricted investment in bank stocks	4,699	10,386
Purchase of restricted investment in bank stocks	(3,016)	(7,087)
Net increase in loans	(43,101)	(47,381)
Proceeds from sale of foreclosed assets held for sale	80	248
Acquisition of customer relationship intangibles	(18)	(354)
Acquisition of premises and equipment	(1,395)	(407)
Net cash (used for) provided by investing activities	(33,051)	48,483
FINANCING ACTIVITIES
Net increase in deposits	120,047	140,575
Net decrease in short-term borrowings	(55,933)	(184,144)
Repayment of long-term borrowings	(15,224)	(15,212)
Purchase of treasury stock	—	(1,517)
Proceeds from issuance of common stock	163	187
Cash dividends paid	(8,129)	(6,269)
Net cash provided by (used for) financing activities	40,924	(66,380)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	31,160	(997)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	17,380	18,377
CASH AND CASH EQUIVALENTS, END OF PERIOD	$48,540	$17,380

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest paid	$27,632	$31,779
Income taxes paid	1,875	—
Loans transferred to foreclosed assets held for sale	320	277
Bank-owned life insurance death benefit receivable	—	294

See accompanying notes to the consolidated financial statements.

MUNCY COLUMBIA FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of Muncy Columbia Financial Corporation (the "Corporation") are in accordance with the accounting principles generally accepted in the United States of America and conform to common practices within the banking industry. The more significant policies follow:

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

Procuring deposits and making loans are the major lines of business. The deposits are mainly deposits of individuals and small businesses and include various types of checking accounts, statement savings, money market accounts, interest checking accounts, individual retirement accounts, and certificates of deposit. The Bank also offers non-insured “Repo sweep” accounts which are collateralized by pledged securities. Lending products include commercial, consumer, and mortgage loans. Trust services include administration of various estates, pension plans, self-directed IRA's and other services. Financial services are offered through a third-party brokerage arrangement. These services include a full line of stocks, bonds and other non-insured financial products which are offered through the Bank’s investment center.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of these consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant changes include the allowance for credit losses, fair values of available-for-sale debt securities based on estimates from independent valuation services or from brokers and goodwill and other intangible assets. Assumptions and factors used in the estimates are evaluated on an annual basis or whenever events or changes in circumstances indicate that the previous assumptions and factors have changed. The result of the analysis could result in adjustments to the estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and in banks and federal funds sold. Interest-earning deposits have original maturities of 90 days or less. Net cash flows are reported for loan, deposit, and short-term borrowing transactions.

Available-for-Sale Debt Securities

Debt securities classified as available-for-sale are carried at fair value with unrealized gains and losses, net of the related tax effects, reflected as a separate component of stockholders’ equity. Investment securities are classified at the time of purchase, based on management’s intention and ability, as securities held-to-maturity, securities available-for-sale, or securities held for trading. Debt securities acquired with the intent and ability to hold to maturity are stated at cost, adjusted for amortization of premium and accretion of discount, which are computed using the interest method and recognized as adjustments of interest income. Debt securities which are held principally as a source of liquidity are classified as available-for-sale. Debt securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in current earnings. Realized security gains and losses are computed using the specific identification method. The Corporation does not hold any held-to-maturity or trading securities as of December 31, 2025 and 2024. Interest and dividends on investment securities are recognized as income when earned.

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

Accrued interest receivable on available-for-sale debt securities totaled $1,198,000 and $1,160,000 at December 31, 2025 and 2024, respectively, and is included within accrued interest receivable on the Consolidated Balance Sheets. This amount is excluded from the estimate of expected credit losses. Available-for-sale debt securities are typically classified as non-accrual when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about the further collectability of principal or interest. When available-for-sale debt securities are placed on non-accrual status, unpaid interest credited to income is reversed.

Marketable Equity Securities

Marketable equity securities are carried at fair value with unrealized and realized gains and losses included in net income.

Restricted Investment in Bank Stocks

Restricted investment in bank stocks represent required investments in the common stock of correspondent banks and consists of common stock of the Federal Home Loan Bank of Pittsburgh (“FHLB”) of $5,312,000 and $6,995,000 at December 31, 2025 and 2024, respectively, and other correspondent banks of $100,000 at both December 31, 2025 and 2024. As no active market exists for this stock, it is carried at cost. As a member of the FHLB, the Bank is required to maintain an investment in FHLB stock based on advances and other criteria. The Bank evaluated its holding of restricted stock and noted no credit loss at December 31, 2025 and 2024.

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

The allowance for credit losses is measured on a collective (pool) basis when similar risk characteristics exist. The Bank has identified the following portfolio segments and measures the allowance for credit losses using the following methods:

•	Residential real estate
•	Commercial real estate
•	Commercial and industrial
•	Consumer and other

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

The Bank has elected to exclude accrued interest receivable from the measurement of its ACL totaling $3,865,000 and $3,690,000 at December 31, 2025 and 2024, respectively. When a loan is placed on non-accrual status, any outstanding accrued interest is reversed against interest income.

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

Mortgage Servicing Rights

When mortgage loans are sold with servicing retained, servicing rights are initially recorded at fair value with the income statement effect recorded in gains on sale of loans. Fair value is based on market prices for comparable mortgage servicing contracts, when available or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. All classes of servicing assets are subsequently measured using the amortization method which requires servicing rights to be amortized into non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans. Mortgage servicing rights are reported in other assets on the Consolidated Balance Sheets. Servicing rights are evaluated for impairment annually based upon the fair value of the rights as compared to the carrying amount. Significant inputs to the fair value of mortgage servicing rights include expected net servicing income to be received, the expected life of the underlying loans and the discount rate. No impairment losses on mortgage servicing rights were recorded for the years ended December 31, 2025 and 2024.

Total loans serviced for the benefit of others amounted to $238,435,000 and $245,517,000 at December 31, 2025 and 2024, respectively, and are not included in the Consolidated Balance Sheets. Servicing fee income, which is reported on the Consolidated Statements of Income as other non-interest income, is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal; or a fixed amount per loan and are recorded as income when earned. The amortization of mortgage servicing rights is netted against loan servicing fee income. Net servicing fees totaled $371,000 and $441,000 for the years ended December 31, 2025 and 2024, respectively.

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

Intangible Assets – Goodwill

Goodwill arises from business combinations and is determined as the excess of the fair value of the consideration transferred over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. The Corporation has recorded net goodwill of $25,609,000 at both December 31, 2025 and 2024, related to the 2023 acquisition of Muncy Bank Financial, Inc. and its subsidiary, The Muncy Bank & Trust Company, and the 2008 acquisition of Columbia Financial Corporation and its subsidiary, First Columbia Bank & Trust Co. Goodwill acquired in a business combination is determined to have an indefinite useful life and is not amortized, but tested for impairment at least annually or more frequently if events and circumstances exists that indicate an impairment test should be performed. Any impairment of goodwill results in a charge to income. Goodwill is tested for impairment at the reporting unit level and an impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. The Corporation employs general industry practices in evaluating the impairment of its goodwill and other intangible assets.  Based upon its evaluation, management determined there was no impairment of goodwill during 2025 or 2024. No assurance can be given that future impairment tests will not result in a charge to earnings.

Intangible Assets – Other

The Corporation’s other intangible assets consist of core deposit and customer relationship intangibles. These intangibles are being amortized on a sum of the years digits method over 10 years and had a net carrying value of $8,042,000 and $10,047,000 as of December 31, 2025 and 2024, respectively. The recoverability of the carrying value is evaluated on an ongoing basis, and permanent declines in value, if any, are charged to expense. Amortization of the Corporation’s other intangible assets amounted to $2,023,000 and $2,202,000 for the years ended December 31, 2025 and 2024, respectively.

The estimated amortization expense of the other intangible assets over their remaining life is as follows:

(In Thousands):	Core Deposit Intangible	Customer Relationship Intangible	Total
2026	$1,738	$58	$1,796
2027	1,519	52	1,571
2028	1,299	45	1,344
2029	1,080	38	1,118
2030	860	31	891
Thereafter	1,263	59	1,322
Total	$7,759	$283	$8,042

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

Investments in Limited Partnerships

The Corporation is a limited partner in six partnerships at December 31, 2025 that provide low income housing in the Corporation’s geographic market area. The investments are accounted for under the proportional amortization method. The proportional amortization method results in the cost of the investments being amortized in proportion to the income tax credits and other income tax benefits received, with the amortization of the investments and the income tax credits being presented net in the Consolidated Statements of Income as a component of income tax expense. The amount of tax credits allocated to the Corporation was $840,000 and the amortization of the investments in limited partnerships was $746,000 in both 2025 and 2024. The carrying value of the Corporation’s investments in limited partnerships was $4,346,000 and $5,092,000 at December 31, 2025 and 2024, respectively.

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

The Corporation and the Bank are subject to U.S. federal income tax and Commonwealth of Pennsylvania tax. The Corporation and the Bank file a consolidated federal income tax return. The Corporation is also required to file a separate state income tax return. With limited exceptions, the Corporation is no longer subject to examination by Federal or State taxing authorities for years prior to 2022. At December 31, 2025 and December 31, 2024 the Corporation did not have any unrecognized tax benefits. The Corporation does not expect the amount of any unrecognized tax benefits to significantly increase in the next twelve months. The Corporation recognizes interest related to income tax matters as interest expense and penalties related to income tax matters as other noninterest expense. At December 31, 2025 and December 31, 2024, the Corporation does not have any amounts accrued for interest and/or penalties.

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

Advertising Costs

It is the Corporation’s policy to expense advertising costs in the period in which they are incurred. Advertising expenses for the years ended December 31, 2025 and 2024 were approximately $747,000 and $715,000, respectively.

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

Revenue Recognition

Under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, management determined that the primary sources of revenue associated with financial instruments, including interest income on loans and investments, along with certain noninterest revenue sources including investment security gains, loan servicing charges, gains on the sale of loans, and earnings on bank owned life insurance are not within the scope of Topic 606. The Corporation’s largest sources of noninterest income within the scope of Topic 606 are as follows:

•	Trust and Brokerage fees – Trust and investment advisory income is primarily comprised of fees earned from the management and administration of trusts and customer investment portfolios. The Corporation’s performance obligation is generally satisfied over a period of time and the resulting fees are billed monthly or quarterly, based upon the month end market value of the assets under management. Payment is generally received after month end through a direct charge to customers’ accounts. Other performance obligations (such as delivery of account statements to customers) are generally considered immaterial to the overall transactions price. Commissions on transactions are recognized on a trade-date basis as the performance obligation is satisfied at the point in time in which the trade is processed.

•	Service charges and fees – The Corporation has contracts with its deposit account customers where fees are charged if certain parameters are not met. These agreements can be cancelled at any time by either the Corporation or the deposit customer. Revenue from these transactions is recognized on a monthly basis as the Corporation has an unconditional right to the fee consideration. The Corporation also has transaction fees related to specific transactions or activities resulting from a customer request or activity that include overdraft fees, online banking fees, interchange fees, ATM fees and other transaction fees. All these fees are attributed to specific performance obligations of the Corporation where revenue is recognized at a defined point in time upon the completion of the requested service/transaction.

•	Interchange fees - The Corporation issues debit cards to consumer and business customers with checking deposit accounts. Debit card and ATM transactions are processed via electronic systems that involve several parties. The Corporation’s debit card and ATM transaction processing is executed via contractual arrangements with payment processing networks, a processor and a settlement bank. As described above, all deposit liabilities are considered to have one-day terms and therefore interchange revenue from customers’ use of their debit cards to initiate transactions are recognized in income at the time when the services are provided and related fees received in the Corporation’s deposit account with the settlement bank. Incremental costs associated with ATM and interchange processing are recognized as expense when incurred within noninterest expense in the Consolidated Statements of Income.

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

Reclassifications

Certain amounts in the consolidated financial statements of the prior years have been reclassified to conform to presentations used in the 2025 consolidated financial statements. Such reclassifications had no effect on the Corporation's consolidated financial condition or net income.

Adoption of New Accounting Standards

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

In November 2025, the FASB issued ASU 2025-08, Financial Instruments – Credit Losses (Topic 326): Purchased Loans, which amends the guidance in ASC 326 on the accounting for certain purchased loans. Under the ASU, entities must account for acquired loans (excluding credit cards) that meet certain criteria at acquisition (“purchased seasoned loans”) by recognizing them at their purchase price plus an allowance for expected credit losses (i.e., the so-called gross-up approach). The ASU’s amendments align the accounting for purchased seasoned loans with the treatment of financial assets purchased with more-than-insignificant credit deterioration since origination (“PCD assets”). Although the ASU expands the application of the gross-up approach, it does not amend the measurement, presentation, or disclosure requirements in ASC 326. The ASU’s guidance is effective for annual reporting periods beginning after December 15, 2026, including interim reporting periods, and entities must apply it prospectively. To the extent the Corporation purchases loans after the effective date of this ASU, this new guidance would apply which would eliminate the day 1 ACL on non-PCD loans being recorded through the provision for credit losses within the Corporation’s Consolidated Statements of Income.

2. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents the changes in accumulated other comprehensive loss by component, net of the tax, for the years ended December 31, 2025 and 2024:

(In Thousands)	Unrealized Loss on Available-for-Sale Debt Securities (a)
Balance, December 31, 2023	$(15,036)

Other comprehensive income before reclassifications, net of tax	1,073
Amounts reclassified from accumulated other comprehensive loss, net of tax	67
Net change in accumulated other comprehensive loss	1,140

Balance, December 31, 2024	(13,896)

Other comprehensive income before reclassifications, net of tax	9,520
Amounts reclassified from accumulated other comprehensive loss, net of tax	333
Net change in accumulated other comprehensive loss	9,853

Balance, December 31, 2025	$(4,043)

(a) All amounts are net of tax. Amounts in parentheses indicate debits.

The following table presents the amounts reclassified out of accumulated other comprehensive loss by component, net of tax, for the years ended December 31, 2025 and 2024:

(In Thousands)	Amounts Reclassified from Accumulated Other Comprehensive Loss (a)		Affected Line Item in the Consolidated
Details about accumulated other comprehensive loss	2025	2024	Statement of Income
Net realized losses on available-for-sale debt securities	$(422)	$(85)	Realized losses on available-for-sale debt securities, net
Income tax effect	89	18	Income tax provision
	$(333)	$(67)

(a) All amounts are net of tax. Amounts in parentheses indicate debits.

3. SECURITIES

The amortized cost, related estimated fair value, and unrealized gains and losses of available-for-sale debt securities were as follows at December 31, 2025 and December 31, 2024:

	December 31, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Obligation of U.S. Government Corporations and Agencies:
Mortgage-backed	$190,299	$1,132	$(9,084)	$182,347
Collateralized mortgage obligations	5,758	459	—	6,217
Other	54,500	—	(897)	53,603
Obligations of state and political subdivisions	81,625	3,338	(73)	84,890
Other debt securities	180	8	—	188
Total available-for-sale debt securities	$332,362	$4,937	$(10,054)	$327,245

	December 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Obligation of U.S. Government Corporations and Agencies:
Mortgage-backed	$128,631	$65	$(14,989)	$113,707
Collateralized mortgage obligations	6,752	294	—	7,046
Other	123,500	—	(4,046)	119,454
Obligations of state and political subdivisions	81,680	1,666	(584)	82,762
Other debt securities	274	5	—	279
Total available-for-sale debt securities	$340,837	$2,030	$(19,619)	$323,248

Securities available-for-sale with an aggregate fair value of $168,782,000 and $176,016,000 at December 31, 2025 and December 31, 2024, respectively, were pledged to secure public funds, trust funds, securities sold under agreements to repurchase and other balances as required by law.

The amortized cost and estimated fair value of investment securities, by expected maturity, are shown below at December 31, 2025. Expected maturities on debt securities will differ from contractual maturities, because some borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized
(In Thousands)	Cost	Fair Value
Due in one year or less	$56,141	$55,246
Due after one year to five years	9,051	9,257
Due after five years to ten years	29,662	30,630
Due after ten years	41,451	43,548
Sub-total	136,305	138,681

Mortgage-backed securities	190,299	182,347
Collateralized mortgage obligations	5,758	6,217
Total debt securities	$332,362	$327,245

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

The following table presents the gross proceeds received, and gross realized gains and losses, on sales of available-for-sale debt securities for the years ended December 31, 2025 and 2024. Gains and losses realized on sales of available-for-sale debt securities are included in non-interest income in the Consolidated Statements of Income.

	For the Years Ended December 31,
(In Thousands)	2025	2024
Gross proceeds received on sales	$29,574	$51,734
Gross realized gains	4	595
Gross realized losses	(426)	(680)

The following summary shows the gross unrealized losses and fair value, aggregated by investment category of those individual securities for which an allowance for credit losses has not been recorded that have been in a continuous unrealized loss position for less than or more than 12 months as of December 31, 2025 and December 31, 2024:

	December 31, 2025
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	$36,300	$(208)	$87,734	$(8,876)	$124,034	$(9,084)
Other	—	—	53,603	(897)	53,603	(897)
Obligations of state and political subdivisions	2,995	(19)	2,498	(54)	5,493	(73)
Total	$39,295	$(227)	$143,835	$(9,827)	$183,130	$(10,054)

	December 31, 2024
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	$14,456	$(332)	$97,308	$(14,657)	$111,764	$(14,989)
Other	—	—	119,454	(4,046)	119,454	(4,046)
Obligations of state and political subdivisions	31,646	(475)	3,138	(109)	34,784	(584)
Total	$46,102	$(807)	$219,900	$(18,812)	$266,002	$(19,619)

At December 31, 2025, the Corporation had a total of 16 debt securities that have been in a gross unrealized loss position for less than twelve months with depreciation of 0.6% from the Corporation’s amortized cost basis.

At December 31, 2025, the Corporation had a total of 99 debt securities that have been in a gross unrealized loss position for greater than twelve months with depreciation of 6.9% from the Corporation’s amortized cost basis.

At December 31, 2025, unrealized losses on debt securities have not been recognized into income because the issuers bonds are of high credit quality (rated BBB or higher), management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions. The fair value is expected to recover as the bonds approach maturity.

As of December 31, 2025 and 2024, no allowance for credit loss (“ACL”) was required for debt securities. The Bank does not have the intent to sell and does not believe it will be more likely than not to be required to sell any of these securities prior to a recovery of their fair value to amortized cost, which may be at maturity.

As of December 31, 2025, all debt securities were rated above investment grade. Based on the payment status, rating and management’s evaluation of these securities, no ACL was required for the debt securities as of December 31, 2025. As of December 31, 2025, the underlying issuers continue to make timely principal and interest payments on the securities.

Equity securities with a readily determinable fair value are stated at fair value with realized and unrealized gains and losses reported in income. At December 31, 2025 and 2024, the Corporation had $1,411,000 and $1,355,000, respectively, in marketable equity securities recorded at fair value. The following is a summary of unrealized and realized gains and losses recognized in net income on marketable equity securities during the years ended December 31, 2025 and 2024:

	For the Years Ended
	December 31,
(In Thousands)	2025	2024
Net gains recognized during the period on marketable equity securities	$56	$60

Less: Net gains recognized during the period on marketable equity securities sold during the period	—	—

Unrealized gains recognized during the period on marketable equity securities still held at the reporting date	$56	$60

4. LOANS AND ALLOWANCE FOR CREDIT LOSSES

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at their outstanding unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment to yield (interest income) over the life of the loan. Deferred fees and costs amounted to $747,000 at December 31, 2025 and $790,000 at December 31, 2024 and are netted against the outstanding unpaid principal balances.

The segments of the Corporation’s loan portfolio are disaggregated into classes that allow management to monitor risk and performance. The loan classes used are consistent with the internal reports evaluated by the Corporation’s management and Board of Directors to monitor risk and performance within the various segments of its loan portfolio.

Major classifications of loans at December 31, 2025 and December 31, 2024 consisted of:

(In Thousands)	December 31, 2025	December 31, 2024
Commercial and industrial	$95,352	$93,445
Commercial real estate:
Commercial mortgages	355,557	325,882
Student housing	48,043	45,808
Residential real estate	659,627	638,952
Consumer and other	19,002	21,850
Gross loans	$1,177,581	$1,125,937

Allowance for Credit Losses and Recorded Investment in Financial Receivables

The allowance for credit losses is measured on a collective (pool) basis when similar risk characteristics exist. The Corporation has aligned our segmentation to internal loan reports. The Corporation has identified the following portfolio segments:

•	Commercial and Industrial
•	Commercial Real Estate
•	Residential Real Estate
•	Consumer and other

The following table presents the activity in the allowance for credit losses by portfolio segment for the years ended December 31, 2025 and 2024:

	For the Year Ended December 31, 2025
		Commercial	Residential
	Commercial and	Real	Real	Consumer
(In Thousands)	Industrial	Estate	Estate	and Other	Total
Balance, December 31, 2024	$931	$6,869	$1,850	$208	$9,858
Provision (credit) for credit losses on loans (a)	96	(605)	1,159	184	834
Loans charged off	(3)	(120)	(453)	(186)	(762)
Recoveries	13	4	—	12	29
Balance, December 31, 2025	$1,037	$6,148	$2,556	$218	$9,959

	For the Year Ended December 31, 2024
		Commercial	Residential
	Commercial and	Real	Real	Consumer
(In Thousands)	Industrial	Estate	Estate	and Other	Total
Balance, December 31, 2023	$801	$6,847	$1,474	$180	$9,302
Provision (credit) for credit losses on loans (a)	210	86	440	111	847
Loans charged off	(82)	(64)	(68)	(92)	(306)
Recoveries	2	—	4	9	15
Balance, December 31, 2024	$931	$6,869	$1,850	$208	$9,858

(a) Amounts do not include the provision (release) of credit losses related to off-balance sheet credit exposures of $5,000 and ($10,000), respectively, for the years ended December 31, 2025 and 2024.

The cumulative loss rate used as the basis for the estimate of credit losses is comprised of the Corporation’s historical loss experience. As of December 31, 2025, the Corporation expects that the markets in which it operates will experience no significant changes in economic conditions based primarily on housing indexes, interest rate stabilization, and a steady unemployment rate. Management adjusts historical loss experience as needed based upon economic expectations. No reversion adjustments were necessary, as the starting point for the Corporation’s estimate was a cumulative loss rate covering the expected contractual term of the loan portfolio.

For the year ended December 31, 2025, the Corporation recorded a $834,000 provision for credit losses on loans compared to $847,000 for the year ended December 31, 2024. The provision amounts for the years ended December 31, 2025 and 2024 primarily reflect an increase in volume in the loan portfolio, increases in non-accrual loans which impacted probability of default calculations and changes in qualitative factors related to the nature of the loan portfolio, volume and severity of past due loans, loan grade migration, changes in lending staff, changes in lending policies and procedures and forecasted economic conditions.

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

When receiving an appraisal associated with an existing real estate collateral dependent transaction, the Bank’s Chief Credit Officer must determine if there have been material changes to the underlying assumptions in the appraisal which affect the original estimate of value. Some of the factors that could cause material changes to reported values include:

•	the passage of time;
•	the volatility of the local market;
•	the availability of financing;
•	natural disasters;
•	the inventory of competing properties;
•	new improvements to, or lack of maintenance of, the subject property or competing properties upon physical inspection by the Bank;
•	changes in underlying economic and market assumptions, such as material changes in current and projected vacancy, absorption rates, capitalization rates, lease terms, rental rates, sales prices, concessions, construction overruns and delays, zoning changes, etc.; and/or
•	environmental contamination.

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

The following table summarizes the loan portfolio and allowance for credit losses as of December 31, 2025 and December 31, 2024:

	December 31, 2025
		Commercial	Residential
	Commercial and	Real	Real	Consumer
(In Thousands)	Industrial	Estate	Estate	and Other	Total
Loans:
Individually evaluated	$—	$12,883	$3,458	$—	$16,341
Collectively evaluated	95,352	390,717	656,169	19,002	1,161,240
Total loans	$95,352	$403,600	$659,627	$19,002	$1,177,581

Allowance for credit losses:
Individually evaluated	$—	$3,637	$290	$—	$3,927
Collectively evaluated	1,037	2,511	2,266	218	6,032
Total allowance for credit losses	$1,037	$6,148	$2,556	$218	$9,959

	December 31, 2024
		Commercial	Residential
	Commercial and	Real	Real	Consumer
(In Thousands)	Industrial	Estate	Estate	and Other	Total
Loans:
Individually evaluated	$—	$12,712	$2,046	$—	$14,758
Collectively evaluated	93,445	358,978	636,906	21,850	1,111,179
Total loans	$93,445	$371,690	$638,952	$21,850	$1,125,937

Allowance for credit losses:
Individually evaluated	$—	$4,011	$133	$—	$4,144
Collectively evaluated	931	2,858	1,717	208	5,714
Total allowance for credit losses	$931	$6,869	$1,850	$208	$9,858

As of December 31, 2025 and 2024, the amortized cost basis of individually evaluated loans that were deemed to be collateral dependent was $4,973,000 and $2,925,000, respectively. As of December 31, 2025 and December 31, 2024, the amortized cost basis of collateral dependent loans classified as Residential Real Estate were $3,458,000 and $2,046,000, respectively, and were collateralized by residential real estate properties. As of December 31, 2025 and December 31, 2024, the amortized cost basis of collateral dependent loans classified as Commercial Real Estate were $1,515,000 and $879,000, respectively, and were collateralized by commercial real estate properties.

Age Analysis of Past-Due Loans Receivable

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past-due status as of December 31, 2025 and 2024:

	December 31, 2025
		30-59	60-89
		Days	Days	90+ Days	Total	Total
(In Thousands)	Current	Past Due	Past Due	Past Due	Past Due	Loans
Commercial and Industrial	$94,889	$74	$13	$376	$463	$95,352
Commercial Real Estate	401,876	932	198	594	1,724	403,600
Residential Real Estate	648,942	6,249	1,707	2,729	10,685	659,627
Consumer and other	18,833	113	16	40	169	19,002
	$1,164,540	$7,368	$1,934	$3,739	$13,041	$1,177,581

	December 31, 2024
		30-59	60-89
		Days	Days	90+ Days	Total	Total
(In Thousands)	Current	Past Due	Past Due	Past Due	Past Due	Loans
Commercial and Industrial	$92,690	$43	$111	$601	$755	$93,445
Commercial Real Estate	367,171	2,139	1,115	1,265	4,519	371,690
Residential Real Estate	625,201	7,163	2,326	4,262	13,751	638,952
Consumer and other	21,532	123	128	67	318	21,850
	$1,106,594	$9,468	$3,680	$6,195	$19,343	$1,125,937

Non-performing Loans

The following tables present the amortized cost basis of loans on nonaccrual status and loans past due over 90 days still accruing interest as of December 31, 2025 and 2024:

	December 31, 2025
	Nonaccrual	Nonaccrual		Loans Past
	with no	with	Total	Due over 90 Days	Total
(In Thousands)	ACL	ACL	Nonaccrual	Still Accruing	Nonperforming
Commercial and Industrial	$—	$989	$989	$—	$989
Commercial Real Estate	781	1,302	2,083	—	2,083
Residential Real Estate	2,427	5,788	8,215	135	8,350
Consumer and other	—	236	236	—	236
Total	$3,208	$8,315	$11,523	$135	$11,658

	December 31, 2024
	Nonaccrual	Nonaccrual		Loans Past
	with no	with	Total	Due over 90 Days	Total
(In Thousands)	ACL	ACL	Nonaccrual	Still Accruing	Nonperforming
Commercial and Industrial	$—	$734	$734	$—	$734
Commercial Real Estate	139	2,069	2,208	—	2,208
Residential Real Estate	1,458	5,478	6,936	—	6,936
Consumer and other	—	169	169	—	169
Total	$1,597	$8,450	$10,047	$—	$10,047

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

Based on the most recent analysis performed, the following table presents the recorded investment in non-homogenous loans by internal risk rating system as of December 31, 2025 and 2024:

	December 31, 2025
							Revolving
							Loans
	Term Loans Amortized Cost Basis by Origination Period						Amortized
(In Thousands)	2025	2024	2023	2022	2021	Prior	Cost Basis	Total
Commercial and Industrial
Risk Rating
Pass	$16,740	$10,385	$7,331	$11,743	$10,054	$20,016	$14,452	$90,721
Special Mention	—	—	—	—	—	—	25	25
Substandard	—	32	127	104	80	987	3,276	4,606
Doubtful	—	—	—	—	—	—	—	—
Total	$16,740	$10,417	$7,458	$11,847	$10,134	$21,003	$17,753	$95,352
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$3	$3

Commercial Real Estate
Risk Rating
Pass	$66,665	$42,242	$50,764	$55,460	$51,524	$99,688	$21,332	$387,675
Special Mention	—	—	—	—	—	1,319	—	1,319
Substandard	—	—	977	4,630	2,106	6,132	761	14,606
Doubtful	—	—	—	—	—	—	—	—
Total	$66,665	$42,242	$51,741	$60,090	$53,630	$107,139	$22,093	$403,600
Year-to-date gross charge-offs	$—	$—	$—	$—	$40	$67	$13	$120

Total
Risk Rating
Pass	$83,405	$52,627	$58,095	$67,203	$61,578	$119,704	$35,784	$478,396
Special Mention	—	—	—	—	—	1,319	25	1,344
Substandard	—	32	1,104	4,734	2,186	7,119	4,037	19,212
Doubtful	—	—	—	—	—	—	—	—
Total	$83,405	$52,659	$59,199	$71,937	$63,764	$128,142	$39,846	$498,952
Year-to-date gross charge-offs	$—	$—	$—	$—	$40	$67	$16	$123

	December 31, 2024
							Revolving
							Loans
	Term Loans Amortized Cost Basis by Origination Period						Amortized
(In Thousands)	2024	2023	2022	2021	2020	Prior	Cost Basis	Total
Commercial and Industrial
Risk Rating
Pass	$13,008	$9,194	$13,658	$13,394	$7,057	$17,194	$14,898	$88,403
Special Mention	—	97	32	6	348	117	332	932
Substandard	103	174	171	164	91	505	2,902	4,110
Doubtful	—	—	—	—	—	—	—	—
Total	$13,111	$9,465	$13,861	$13,564	$7,496	$17,816	$18,132	$93,445
Year-to-date gross charge-offs	$—	$—	$47	$21	$14	$—	$—	$82

Commercial Real Estate
Risk Rating
Pass	$44,854	$53,940	$59,313	$59,533	$20,624	$102,581	$15,025	$355,870
Special Mention	—	—	2,757	—	272	3,276	199	6,504
Substandard	—	389	1,250	2,396	521	4,064	696	9,316
Doubtful	—	—	—	—	—	—	—	—
Total	$44,854	$54,329	$63,320	$61,929	$21,417	$109,921	$15,920	$371,690
Year-to-date gross charge-offs	$—	$—	$64	$—	$—	$—	$—	$64

Total
Risk Rating
Pass	$57,862	$63,134	$72,971	$72,927	$27,681	$119,775	$29,923	$444,273
Special Mention	—	97	2,789	6	620	3,393	531	7,436
Substandard	103	563	1,421	2,560	612	4,569	3,598	13,426
Doubtful	—	—	—	—	—	—	—	—
Total	$57,965	$63,794	$77,181	$75,493	$28,913	$127,737	$34,052	$465,135
Year-to-date gross charge-offs	$—	$—	$111	$21	$14	$—	$—	$146

The Bank monitors the credit risk profile by payment activity for residential real estate, consumer, and other loan classes. Loans past due 90 days or more and loans on nonaccrual status are considered non-performing. Non-performing loans are reviewed quarterly. The following table presents the amortized cost in residential real estate, and consumer and other loans based on payment activity as of December 31, 2025 and 2024:

	December 31, 2025
							Revolving
							Loans
	Term Loans Amortized Cost Basis by Origination Period						Amortized
(In Thousands)	2025	2024	2023	2022	2021	Prior	Cost Basis	Total
Residential Real Estate
Payment Performance
Performing	$78,798	$78,692	$71,279	$92,519	$70,724	$180,376	$78,889	$651,277
Nonperforming	—	326	670	913	1,506	3,683	1,252	8,350
Total	$78,798	$79,018	$71,949	$93,432	$72,230	$184,059	$80,141	$659,627
Year-to-date gross charge-offs	$—	$61	$—	$—	$35	$198	$159	$453

Consumer and Other
Payment Performance
Performing	$3,699	$1,378	$1,977	$5,890	$577	$970	$4,275	$18,766
Nonperforming	7	16	16	12	4	54	127	236
Total	$3,706	$1,394	$1,993	$5,902	$581	$1,024	$4,402	$19,002
Year-to-date gross charge-offs	$10	$16	$69	$9	$3	$—	$79	$186

Total
Payment Performance
Performing	$82,497	$80,070	$73,256	$98,409	$71,301	$181,346	$83,164	$670,043
Nonperforming	7	342	686	925	1,510	3,737	1,379	8,586
Total	$82,504	$80,412	$73,942	$99,334	$72,811	$185,083	$84,543	$678,629
Year-to-date gross charge-offs	$10	$77	$69	$9	$38	$198	$238	$639

	December 31, 2024
							Revolving
							Loans
	Term Loans Amortized Cost Basis by Origination Period						Amortized
(In Thousands)	2024	2023	2022	2021	2020	Prior	Cost Basis	Total
Residential Real Estate
Payment Performance
Performing	$87,826	$81,836	$103,749	$77,766	$55,360	$153,775	$71,704	$632,016
Nonperforming	295	480	959	1,506	501	2,219	976	6,936
Total	$88,121	$82,316	$104,708	$79,272	$55,861	$155,994	$72,680	$638,952
Year-to-date gross charge-offs	$—	$—	$22	$—	$—	$46	$—	$68

Consumer and Other
Payment Performance
Performing	$2,893	$3,558	$8,322	$1,263	$490	$1,060	$4,095	$21,681
Nonperforming	21	25	63	8	—	9	43	169
Total	$2,914	$3,583	$8,385	$1,271	$490	$1,069	$4,138	$21,850
Year-to-date gross charge-offs	$3	$28	$21	$1	$8	$31	$—	$92

Total
Payment Performance
Performing	$90,719	$85,394	$112,071	$79,029	$55,850	$154,835	$75,799	$653,697
Nonperforming	316	505	1,022	1,514	501	2,228	1,019	7,105
Total	$91,035	$85,899	$113,093	$80,543	$56,351	$157,063	$76,818	$660,802
Year-to-date gross charge-offs	$3	$28	$43	$1	$8	$77	$—	$160

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

The following table presents the amortized cost basis of loans at December 31, 2025, that were both experiencing difficulty and modified during the year ended December 31, 2025, by class and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers experiencing financial difficulty as compared to the amortized cost basis of each class of financing receivable is also presented below:

(In Thousands)	Payment Delay	Term Extension	Total Modifications	% of Total Class of Financing Receivable
Commercial real estate:
Commercial mortgages	$198	$—	$198	0.1%
Residential real estate	304	271	575	0.1%
Total	$502	$271	$773	0.1%

For the year ended December 31, 2024, other than restructurings resulting in a delay in payment that is insignificant, the Bank did not grant any loan modifications to borrowers experiencing financial difficulty.

The Bank closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the performance of such loans that have been modified in the last 12 months at December 31, 2025:

		30-59	60-89
		Days	Days	90+ Days	Total	Total
(In Thousands)	Current	Past Due	Past Due	Past Due	Past Due	Loans
Commercial real estate:
Commercial mortgages	$—	$—	$198	$—	$198	$198
Residential real estate	271	134	170	—	304	575
Total	$271	$134	$368	$—	$502	$773

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty, by class and type of modification, for the year ended December 31, 2025:

Loan Type	Payment Delay	Term Extension
Commercial real estate:
Commercial mortgages	Provided seven-month interest only period and forbearance period through March 6, 2026.	N/A
Residential real estate	Provided nine-month interest only period and forbearance period through March 6, 2026 for one loan. Provided four-month payment deferral for one loan.	Added a weighted-average 19.3 years to the life of loans.

Upon the Bank’s determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount.

The Bank had no commitments to lend any additional funds on modified loans during year ended December 31, 2025, and the Bank had no loans that defaulted during the year ended December 31, 2025 that had been modified preceding the payment default when the borrower was experiencing financial difficulty at the time of modification.

The carrying amount of foreclosed residential real estate properties held as a result of obtaining physical possession were $320,000 and $70,000 at December 31, 2025 and 2024, respectively. The recorded investment of consumer mortgage loans secured by residential real properties for which formal foreclosure proceedings were in process were $1,935,000 and $1,846,000 at December 31, 2025 and 2024, respectively.

Concentrations of Credit Risk

Most of the Corporation’s lending activity occurs within the Bank’s primary market area which encompasses Clinton, Columbia, Lycoming, Montour and Northumberland counties in Northcentral Pennsylvania. The majority of the Corporation’s loan portfolio consists of commercial and consumer real estate loans. As of December 31, 2025 and 2024, there were no concentrations of loans related to any single industry in excess of 10% of total loans.

5. PREMISES AND EQUIPMENT

A summary of premises and equipment at December 31, 2025 and 2024 is as follows:

(In Thousands)	2025	2024
Land	$5,203	$5,203
Construction in process	—	62
Premises	31,985	31,047
Furniture and equipment	14,501	14,793
Leasehold improvements	253	253
Total	51,942	51,358
Less accumulated depreciation and amortization	25,679	24,874
Total	$26,263	$26,484

Depreciation amounted to $1,498,000 and $1,515,000 in 2025 and 2024, respectively.

6. DEPOSITS

Major classifications of deposits at December 31, 2025 and 2024 consisted of:

(In Thousands)	December 31, 2025	December 31, 2024
Demand deposits	$277,012	$259,700
Interest-bearing demand deposits	461,367	380,801
Savings	192,311	194,958
Money market	104,726	108,263
Time deposits	377,336	348,707
Total deposits	$1,412,752	$1,292,429

The following is a schedule reflecting scheduled maturities of time deposits at December 31, 2025:

(In Thousands)
2026	$336,458
2027	21,258
2028	9,725
2029	6,089
2030	3,119
Thereafter	687
Total	$377,336

Time deposits of $250,000 or more totaled approximately $96,961,000 and $100,287,000 at December 31, 2025 and 2024, respectively.

7. BORROWED FUNDS

Short-Term Borrowings

Short-term borrowings include repurchase agreements with customers and advances from the FHLB. As of December 31, 2025, the Bank was approved by the FHLB for borrowings of up to $593,655,000 of which $40,984,000 was outstanding in the form of advances and the FHLB had issued letters of credit on the Bank’s behalf totaling $13,000,000 against its borrowing capacity. Advances from the FHLB are secured by qualifying assets of the Bank. In addition to the outstanding balances noted below, the Bank also has additional lines of credit totaling $19,766,000 available from correspondent banks other than the FHLB. The outstanding balances and related information for short-term borrowings are summarized as follows:

	December 31, 2025
			Maximum	Average	Weighted
	Ending	Average	Month End	Rate During	Average Rate
(In Thousands)	Balance	Balance	Balance	Year	At Period End
Securities sold under agreements to repurchase	$12,455	$23,445	$39,810	3.75%	2.97%
Other short-term borrowings	—	4,678	22,210	4.77%	N/A
Total	$12,455	$28,123	$62,020	3.92%	2.97%

	December 31, 2024
			Maximum	Average	Weighted
	Ending	Average	Month End	Rate During	Average Rate
(In Thousands)	Balance	Balance	Balance	Year	At Period End
Securities sold under agreements to repurchase	$49,806	$102,589	$185,680	4.66%	3.76%
Other short-term borrowings	18,582	17,319	34,000	5.54%	4.71%
Total	$68,388	$119,908	$219,680	4.79%	4.02%

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

The remaining contractual maturity of repurchase agreements in the Consolidated Balance Sheets as of December 31, 2025 and 2024 is presented in the following tables:

	Remaining Contractual Maturity of the Agreements
	Overnight and			Greater than 90
(In Thousands)	Continuous	Up to 30 Days	30-90 Days	Days	Total
December 31, 2025
Securities sold under agreements to repurchase:
Obligation of U.S. Government Corporations and Agencies:
Mortgage-backed	$8,509	$—	$—	$—	$8,509
Other	—	600	—	3,346	3,946
Total borrowings	$8,509	$600	$—	$3,346	$12,455

Gross amount of recognized liabilities for repurchase agreements					$12,455
Amounts related to agreements not included in offsetting disclosure above					$—

	Remaining Contractual Maturity of the Agreements
	Overnight and			Greater than 90
(In Thousands)	Continuous	Up to 30 Days	30-90 Days	Days	Total
December 31, 2024
Securities sold under agreements to repurchase:
Obligation of U.S. Government Corporations and Agencies:
Mortgage-backed	$37,385	$—	$—	$—	$37,385
Collateralized mortgage obligations	628	—	—	—	628
Other	4,511	600	—	4,088	9,199
Obligation of state and political subdivisions	2,594	—	—	—	2,594
Total borrowings	$45,118	$600	$—	$4,088	$49,806

Gross amount of recognized liabilities for repurchase agreements					$49,806
Amounts related to agreements not included in offsetting disclosure above					$—

The fair value of securities pledged to secure repurchase agreements may decline. The Corporation manages this risk by having a policy to pledge securities valued at 110% of the gross outstanding balance of repurchase agreements. Securities sold under agreements to repurchase are secured by securities with a carrying amount of $20,317,000 and $60,099,000 at December 31, 2025 and 2024, respectively.

Long-Term Borrowings

Long-term FHLB borrowings consisted of the following at December 31, 2025 and 2024:

(In Thousands)	December 31, 2025	December 31, 2024
Loans maturing in 2025 with a weighted-average rate of 4.79%	$—	$15,208
Loans maturing in 2026 with a weighted-average rate of 4.05%	15,359	15,359
Loans maturing in 2027 with a weighted-average rate of 3.93%	15,417	15,417
Loans maturing in 2028 with a weighted-average rate of 3.85%	10,208	10,225
Total long-term FHLB borrowings; weighted-average rate of 3.96%	40,984	56,209
Unamortized fair value adjustments	(400)	(673)
Total long-term borrowings	$40,584	$55,536

8. STOCKHOLDERS' EQUITY AND STOCK PURCHASE PLANS

The Amended Articles of Incorporation contain a provision that permits the Corporation to issue warrants for the purchase of shares of common stock, par value $1.25 per share (the "Common Stock"), at below market prices in the event any person or entity acquires 25% or more of the Common Stock. No such warrants were issued for the years ended December 31, 2025 and 2024.

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

		Average Per Share
		Employees'	Market Value
Year Issued	Number of Shares	Purchase Price	of Shares
2025	4,041	$40.82	$45.35
2024	6,462	$29.23	$32.48

9. INCOME TAXES

The provision for income tax expense consisted of the following components for the years ended December 31, 2025 and 2024:

	For the Years Ended December 31,
(In Thousands)	2025	2024

Currently payable	$3,477	$1,001
Deferred tax	1,401	2,317

Total income tax provision	$4,878	$3,318

A reconciliation between the expected statutory income tax rate and the effective income tax rate on income before income taxes is as follows for the years ended December 31, 2025 and 2024:

	2025		2024
(In Thousands)	Amount	%	Amount	%

Provision at statutory rate	$6,112	21.0%	$4,692	21.0%
Tax-exempt income	(890)	-3.1%	(871)	-3.9%
Bank-owned life insurance income, net	(219)	-0.8%	(209)	-0.9%
Tax credit from limited partnerships less amortization, net	(94)	-0.3%	(94)	-0.4%
Energy tax credit	—	0.0%	(206)	-0.9%
Non-deductible interest expense	126	0.4%	142	0.6%
Other, net	(157)	-0.5%	(136)	-0.6%

Effective income tax and rate	$4,878	16.8%	$3,318	14.9%

The net deferred tax asset recorded by the Corporation consisted of the following tax effects of temporary timing differences at December 31, 2025 and 2024:

(In Thousands)	2025	2024
Deferred tax assets:
Allowance for credit losses	$2,091	$2,071
Purchase accounting adjustments on loans	906	2,922
Purchase accounting adjustments on securities	2,802	3,121
Purchase accounting adjustments on premises and equipment	559	587
Allowance for off balance sheet losses	4	3
Deferred compensation and director's fees	2,301	1,964
Investment in limited partnerships	285	279
Unrealized losses on available-for-sale debt securities	1,075	3,693
Operating lease liability	87	95
Other	64	62
Total	10,174	14,797
Deferred tax liabilities:
Loan fees and costs	(157)	(166)
Bond accretion	(373)	(217)
Premises and equipment	(657)	(755)
Core deposit intangibles	(1,629)	(2,041)
Purchase accounting adjustments on deposits and borrowings	(138)	(269)
Mortgage servicing rights	(251)	(262)
Right of use assets	(84)	(92)
Other	(893)	(983)
Total	(4,182)	(4,785)
Deferred tax asset, net	$5,992	$10,012

It is anticipated that all tax assets shown above will be realized and accordingly no valuation allowance was provided. The Corporation prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. There is currently no liability for uncertain tax positions and no known unrecognized tax benefits. With limited exceptions, the Corporation is no longer subject to examination by Federal or State taxing authorities for years prior to 2022.

10. RELATED PARTY TRANSACTIONS

Certain directors and executive officers of the Corporation and the Bank, as well as their associates, family relationships and companies in which they are principal owners (i.e., at least 10% ownership), were indebted to the Bank at December 31, 2025 and 2024. These loans were made on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated parties. These loans did not present more than the normal risk of collectability nor present other unfavorable features. A summary of the activity on these related party loans consisted of the following:

	Beginning			Other	Ending
(In Thousands)	Balance	Additions	Payments	Changes	Balance
2025	$14,912	$8,819	$(748)	$2,170	$25,153
2024	18,049	2,296	(2,740)	(2,693)	14,912

Loans represent funds drawn and outstanding at the date of the accompanying consolidated financial statements. In the table above, other changes represent transfers in and out of the related party category. Commitments by the Bank to related parties on loan commitments and standby letters of credit for 2025 and 2024 presented an off-balance sheet risk to the extent of undisbursed funds in the amount of $4,851,000 and $4,268,000 respectively.

Deposits from related parties held by the Bank amounted to $28,827,000 and $17,629,000 at December 31, 2025 and 2024, respectively.

11. EMPLOYEE BENEFIT AND DEFERRED COMPENSATION PLANS

EMPLOYEE BENEFIT PLANS

The Bank maintains a 401K salary deferral profit sharing plan for the benefit of its employees. Under the salary deferral component, employees may elect to contribute a percentage of compensation up to the maximum amount allowable not to exceed the limits of IRS Code Section 401(K). The Corporation matches 100% of employee contributions up to 6% of compensation for the years ended December 31, 2025 and 2024. Under the profit sharing component, contributions are made at the discretion of the Bank’s Board of Directors. Matching contributions amounted to $711,000, and $682,000 for the years ended December 31, 2025 and 2024. There were no discretionary contributions for the years ended December 31, 2025 and 2024.

DEFERRED COMPENSATION PLANS

Directors

During 2003, the directors were given the option of receiving or deferring their directors’ fees under a non-qualified deferred compensation plan which allows the director to defer such fees until the year following the expiration of the directors’ term. Payments are then made over specified terms under these arrangements up to a ten-year period. Interest is to accrue on these deferred fees at a 5-year certificate of deposit rate, which was 0.90% in 2025 and 2024. The certificate of deposit rate will reset in January 2028. Three directors have elected to participate in this program and the total accrued liability as of December 31, 2025 and 2024 was $314,000, and $323,000, respectively.

Total directors’ fees, including amounts currently paid for the years ended December 31, 2025 and 2024 were $695,000 and $618,000, respectively.

During 2008, the directors were given the option of receiving or deferring their entire or partial directors’ fees under a non-qualified deferred compensation plan with the same features as the above plan. The interest rate that was paid was 1.54% in 2025 and 2024. The certificate of deposit rate will reset in January 2029. The total accrued liability as of December 31, 2025 and 2024 was $781,000 and $776,000, respectively.

Officers

The Bank sponsors non-qualified, non-funded supplemental retirement plans, for its executives, for which the Corporation has purchased cost recovery life insurance on the lives of the participants. The participant is the insured person under the policy and the Bank is the owner and beneficiary. The amount of the coverage is designed to provide sufficient revenues to cover all costs of the plans if assumptions made as to mortality experience, policy earnings, and other factors are realized. The Corporation incurred expenses related to the supplemental retirement plans of $1,593,000 and $1,078,000 for the years ended December 31, 2025 and 2024, respectively. At December 31, 2025 and 2024, the Corporation had an accrued liability related to the supplemental retirement plans of $7,446,000 and $6,330,000, respectively.

SPLIT-DOLLAR LIFE INSURANCE

The Bank provides endorsed split-dollar life insurance benefits to certain executives and directors. These benefits are accounted for under ASC Topic 715 “Compensation – Retirement Benefits”. This pronouncement requires recognition of a liability for postretirement benefits provided through an endorsed split-dollar life insurance arrangement. The Bank incurred expenses related to these endorsed split-dollar life insurance arrangements of $492,000 and $215,000 for the years ended December 31, 2025 and 2024, respectively. At December 31, 2025 and 2024, the Corporation had an accrued liability related to these arrangements of $2,409,000 and $1,921,000, respectively.

12. OPERATING LEASE COMMITMENTS AND CONTINGENCIES

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

As of December 31, 2025 and 2024, the Corporation had recorded right-of-use assets in other assets for operating leases of $400,000 and $437,000, respectively, and related lease liabilities totaling $413,000 and $450,000, respectively, in other liabilities in its Consolidated Balance Sheets.

Certain of the Corporation’s leases contain options to renew the lease after the initial term. Management considers the Corporation’s historical pattern of exercising renewal options on leases and the positive performance of the leased locations, when determining whether it is reasonably certain that the leases will be renewed. If management concludes that there is reasonable certainty about the renewal option, it is included in the calculation of the remaining term of each applicable lease. The discount rate utilized in calculating the present value of the remaining lease payments for each lease was the Federal Home Loan Bank of Pittsburgh advance rate corresponding to the remaining maturity of the lease as of January 1, 2019. The following table presents the weighted-average remaining lease term and discount rate for the leases outstanding at December 31, 2025 and 2024.

	2025	2024
Weighted-average remaining term (years)	10.8	11.6
Weighted-average discount rate	3.50%	3.52%

The following table presents the undiscounted cash flows due related to operating leases as of December 31, 2025, along with a reconciliation to the discounted amount recorded on the Consolidated Balance Sheets:

Undiscounted cash flows due (In thousands):
2026	$52
2027	53
2028	53
2029	53
2030	53
Thereafter	231
Total undiscounted cash flows	495
Discount on cash flows	(82)
Total lease liabilities	$413

Under Topic 842, the lessee can elect to not record on the Consolidated Balance Sheets a lease whose term is twelve months or less and does not include a purchase option that the lessee is reasonably certain to exercise. As of December 31, 2025, the Corporation had no leases that had a term of twelve months or less.

Rental expense under operating leases totaled approximately $59,000 in 2025 and $60,000 in 2024.

In the normal course of business, the Corporation is subject to pending and threatened litigation in which claims for monetary damages are asserted. In management’s opinion, the Corporation’s financial position and results of operations would not be materially affected by the outcome of these legal proceedings.

13. REGULATORY MATTERS

In August 2018, the Federal Reserve Board issued an interim final rule that expanded applicability of the Board’s small bank holding company policy statement. The interim final rule raised the policy statement’s asset threshold from $1 billion to $3 billion in total consolidated assets for a bank holding company or savings and loan holding company that: (1) is not engaged in significant nonbanking activities; (2) does not conduct significant off-balance sheet activities; and (3) does not have a material amount of debt or equity securities, other than trust-preferred securities, outstanding. The interim final rule provides that, if warranted for supervisory purposes, the Federal Reserve may exclude a company from the threshold increase. Management believes the Corporation meets the conditions of the Federal Reserve’s small bank holding company policy statement and is therefore excluded from consolidated capital requirements at December 31, 2025.

The Bank is subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgements by regulators. Failure to meet capital requirements can initiate regulatory action. The net unrealized gain or loss on available-for-sale debt securities is not included in computing regulatory capital. Management believes as of December 31, 2025, the Bank meets all capital adequacy requirements to which it is subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At December 31, 2025 and 2024, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

Current quantitative measures established by regulation to ensure capital adequacy require Journey Bank to maintain minimum amounts and ratios (set forth in the table below) of Total capital, Tier I capital, and Tier I common equity (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). The following tables present summary information regarding the Bank’s risk-based capital and related ratios at December 31, 2025 and 2024:

	Journey Bank		Minimum Required For Capital Adequacy Purposes	Minimum Required For Capital Adequacy Purposes with Conservation Buffer	Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations
(Dollars in Thousands)	Amount	Ratio	Ratio	Ratio	Ratio
December 31, 2025
Total capital (to risk-weighted assets)	$170,931	16.87%	8.00%	10.50%	10.00%

Tier I capital (to risk-weighted assets)	161,300	15.92%	6.00%	8.50%	8.00%

Tier I common equity (to risk-weighted assets)	161,300	15.92%	4.50%	7.00%	6.50%

Tier I capital (to average assets)	161,300	9.93%	4.00%	4.00%	5.00%

Total risk-weighted assets	1,013,109

Total average assets	1,624,578

	Journey Bank		Minimum Required For Capital Adequacy Purposes	Minimum Required For Capital Adequacy Purposes with Conservation Buffer	Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations
(Dollars in Thousands)	Amount	Ratio	Ratio	Ratio	Ratio
December 31, 2024
Total capital (to risk-weighted assets)	$152,703	16.03%	8.00%	10.50%	10.00%

Tier I capital (to risk-weighted assets)	143,417	15.06%	6.00%	8.50%	8.00%

Tier I common equity (to risk-weighted assets)	143,417	15.06%	4.50%	7.00%	6.50%

Tier I capital (to average assets)	143,417	9.10%	4.00%	4.00%	5.00%

Total risk-weighted assets	952,452

Total average assets	1,576,746

14. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND CONCENTRATIONS OF CREDIT RISK

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

The Corporation may require collateral or other security to support financial instruments with off-balance sheet credit risk. The contract or notional amounts at December 31, 2025 and 2024 were as follows:

(In Thousands)	2025	2024
Financial instruments whose contract amounts represents credit risk:
Commitments to extend credit	$160,890	$169,217
Standby letters of credit	6,647	4,828

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

Standby letters of credit and commercial letters of credit are conditional commitments issued by the Corporation to guarantee payment to a third party when a customer either fails to repay an obligation or fails to perform some non-financial obligation. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Corporation holds collateral supporting those commitments for which collateral is deemed necessary. The extent of collateral held for those commitments at December 31, 2025 varied from 0% to 100%. The average amount collateralized was 91.0%.

The Corporation's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and letters of credit is represented by the contractual notional amount of those instruments. The Corporation uses the same credit policies in making commitments and conditional obligations, as it does for on-balance sheet instruments.

The Corporation granted commercial, consumer and residential loans to customers primarily within Pennsylvania. Of the total loan portfolio, 89.7% was for real estate loans, principally residential. It was the opinion of management that this high concentration did not pose an adverse credit risk. Further, it is management's opinion that the remainder of the loan portfolio was balanced and diversified to the extent necessary to avoid any significant concentration of credit.

As of December 31, 2025, the total reserve for unfunded commitments was $21,000 as compared to $16,000 at December 31, 2024, and is accounted for in other liabilities in the Consolidated Balance Sheets. See Note 1 for more information on the accounting policy for the allowance for unfunded commitments.

15. PARENT COMPANY ONLY FINANCIAL INFORMATION

Condensed financial information for Muncy Columbia Financial Corporation (Parent Company only) was as follows:

BALANCE SHEETS	December 31,
(In Thousands)	2025	2024
Assets
Cash	$715	$853
Investment in subsidiary	188,437	162,334
Available-for-sale debt securities	1,477	1,426
Marketable equity securities	1,411	1,355
Other assets	501	448
Total Assets	$192,541	$166,416
Liabilities and Stockholders' Equity
Accrued expenses and other liabilities	$—	$6
Total Liabilities	—	6
Stockholders' Equity
Common stock	4,807	4,802
Additional paid-in capital	83,720	83,543
Retained earnings	119,364	103,268
Accumulated other comprehensive loss	(4,043)	(13,896)
Treasury stock	(11,307)	(11,307)
Total Stockholders' Equity	192,541	166,410
Total Liabilities and Stockholders' Equity	$192,541	$166,416

STATEMENTS OF INCOME	Years Ended December 31,
(In Thousands)	2025	2024
Income
Dividends from subsidiary bank	$8,129	$6,269
Interest & dividends - other	87	103
Gains on marketable equity securities	56	60
Realized losses on available-for-sale debt securities, net	—	(77)
Total Income	8,272	6,355
Operating expenses	398	370
Income Before Taxes and Equity in Undistributed	7,874	5,985
Applicable income tax	(61)	(68)

Income Before Equity in Undistributed Net Income of Subsidiary	7,935	6,053
Equity in undistributed income of subsidiary	16,290	12,970
Net Income	$24,225	$19,023

STATEMENTS OF CASH FLOWS	Years Ended December 31,
(In Thousands)	2025	2024
Operating Activities:
Net income	$24,225	$19,023
Adjustments to reconcile net income to net cash provided by operating activities:
Gains on marketable equity securities	(56)	(60)
Realized losses on available-for-sale debt securities	—	77
Equity in undistributed net income of subsidiary	(16,290)	(12,970)
Deferred income taxes	12	11
Increase in other assets	(76)	(97)
Other, net	13	7
Net Cash Provided By Operating Activities	7,828	5,991
Investing Activities:
Proceeds from sales of available-for-sale debt securities	—	1,424
Net Cash Provided By Investing Activities	—	1,424
Financing Activities:
Acquisition of treasury stock	—	(1,517)
Proceeds from issuance of common stock	163	187
Cash dividends	(8,129)	(6,269)
Net Cash Used In Financing Activities	(7,966)	(7,599)
Decrease in Cash and Cash Equivalents	(138)	(184)
Cash and Cash Equivalents at Beginning of Year	853	1,037
Cash and Cash Equivalents at End of Year	$715	$853

16. FAIR VALUE MEASUREMENTS AND FAIR VALUES OF FINANCIAL INSTRUMENTS

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

The following table presents the assets reported on the Consolidated Balance Sheets at their fair value on a recurring basis as of December 31, 2025 and December 31, 2024, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	December 31, 2025
(In Thousands)	Level I	Level II	Level III	Total
Obligation of US Government Corporations and Agencies
Mortgage-backed	$—	$182,347	$—	$182,347
Collateralized mortgage obligations	—	6,217	—	6,217
Other	—	53,603	—	53,603
Obligations of state and political subdivisions	—	84,890	—	84,890
Other debt securities	—	188	—	188
Total available-for-sale debt securities	$—	$327,245	$—	$327,245

Marketable equity securities	$1,411	$—	$—	$1,411

Real estate loans held for sale	$—	$847	$—	$847

	December 31, 2024
(In Thousands)	Level I	Level II	Level III	Total
Obligation of US Government Corporations and Agencies
Mortgage-backed	$—	$113,707	$—	$113,707
Collateralized mortgage obligations	—	7,046	—	7,046
Other	—	119,454	—	119,454
Obligations of state and political subdivisions	—	82,762	—	82,762
Other debt securities	—	279	—	279
Total available-for-sale debt securities	$—	$323,248	$—	$323,248

Marketable equity securities	$1,355	$—	$—	$1,355

Real estate loans held for sale	$—	$1,691	$—	$1,691

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

The following table presents the assets measured on a nonrecurring basis on the Consolidated Balance Sheets at their fair value as of December 31, 2025 and 2024, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	December 31, 2025
(In Thousands)	Level I	Level II	Level III	Total
Assets Measured on a Non-recurring Basis:
Loans individually evaluated for credit loss	$—	$—	$7,654	$7,654
Foreclosed assets held for sale	—	—	320	320
Total nonrecurring fair value measurements	$—	$—	$7,974	$7,974

	December 31, 2024
(In Thousands)	Level I	Level II	Level III	Total
Assets Measured on a Non-recurring Basis:
Loans individually evaluated for credit loss	$—	$—	$7,398	$7,398
Foreclosed assets held for sale	—	—	70	70
Total nonrecurring fair value measurements	$—	$—	$7,468	$7,468

Loans are individually evaluated for credit loss when they do not share similar risk characteristics as similar loans within their loan pool. Foreclosed assets held for sale consist of real estate acquired by foreclosure. Loans individually evaluated for credit loss are reviewed and evaluated on at least a quarterly basis for individual reserve requirements and adjusted accordingly. The following table provides a listing of significant unobservable inputs used in the fair value measurement process for items valued utilizing level III techniques on a nonrecurring basis as of December 31, 2025 and 2024:

	December 31, 2025
	Quantitative Information about Level III Fair Value Measurements
(In Thousands)	Fair Value Estimate	Valuation Technique	Unobservable Input	Range	Weighted Average
Loans individually evaluated for credit loss:
Commercial Real Estate	$6,377	Discounted cash flows	Charge-off rates	0-100%	18.32%
Commercial Real Estate	537	Sales comparison	Discount to appraised value	28-33%	30.71%
Residential Real Estate	740	Sales comparison	Discount to appraised value	10-57%	30.03%
Total loans individually evaluated for credit loss	$7,654

Foreclosed assets held for sale:
Residential Real Estate	$320	Sales comparison	Discount to appraised value	33-66%	52.94%

	December 31, 2024
	Quantitative Information about Level III Fair Value Measurements
(In Thousands)	Fair Value Estimate	Valuation Technique	Unobservable Input	Range	Weighted Average
Loans individually evaluated for credit loss:
Commercial Real Estate	$6,429	Discounted cash flows	Charge-off rates	0-100%	21.25%
Commercial Real Estate	513	Sales comparison	Discount to appraised value	26-31%	26.44%
Residential Real Estate	456	Sales comparison	Discount to appraised value	21-41%	29.40%
Total loans individually evaluated for credit loss	$7,398

Foreclosed assets held for sale:
Residential Real Estate	$70	Sales comparison	Discount to appraised value	30.69%	N/A

At December 31, 2025 and 2024, the carrying values and fair values of financial instruments that are not recorded at fair value on the Consolidated Balance Sheets are presented in the table below:

	December 31, 2025
	Carrying
(In Thousands)	Amount	Fair Value	Level I	Level II	Level III
Financial assets:
Cash and cash equivalents	$48,540	$48,540	$48,540	$—	$—
Restricted investment in bank stocks, at cost	5,412	5,412	—	5,412	—
Loans, net	1,167,622	1,110,730	—	—	1,110,730
Accrued interest receivable	5,063	5,063	—	5,063
Mortgage servicing rights	1,490	2,074	—	—	2,074

Financial liabilities:
Interest-bearing deposits	$1,135,740	$1,134,312	$—	$758,406	$375,906
Noninterest-bearing deposits	277,012	277,012	—	277,012	—
Short-term borrowings	12,455	12,455	—	12,455	—
Long-term borrowings	40,584	40,536	—	—	40,536
Accrued interest payable	1,644	1,644	—	1,644	—

	December 31, 2024
	Carrying
(In Thousands)	Amount	Fair Value	Level I	Level II	Level III
Financial assets:
Cash and cash equivalents	$17,380	$17,380	$17,380	$—	$—
Restricted investment in bank stocks, at cost	7,095	7,095	—	7,095	—
Loans, net	1,116,079	1,042,090	—	—	1,042,090
Accrued interest receivable	4,850	4,850	—	4,850
Mortgage servicing rights	1,756	2,041	—	—	2,041

Financial liabilities:
Interest-bearing deposits	$1,032,729	$1,031,198	$—	$684,022	$347,176
Noninterest-bearing deposits	259,700	259,700	—	259,700	—
Short-term borrowings	68,388	68,388	—	68,388	—
Long-term borrowings	55,536	55,032	—	—	55,032
Accrued interest payable	1,857	1,857	—	1,857	—

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

17. SUBSEQUENT EVENT

On January 29, 2026, the Corporation filed a Current Report on Form 8-K announcing that it had entered into an Asset Purchase and Interim Servicing Agreement (the “Agreement”) with RCF II Loan Acquisition, LP (the “Purchaser”) and Raymond James Mortgage Company, Inc. (the “Facilitator”), pursuant to which the Bank agreed to sell a portfolio of 82 individual delinquent, nonperforming or reperforming 1-4 family residential mortgage loans. The purchase price was approximately $9.1 million and was paid in cash. The outstanding principal balance of the loans was approximately $9.8 million. The resulting pretax charge of approximately $0.7 million was recognized during the month ended January 31, 2026. The Agreement contains customary representations, warranties, covenants, repurchase obligations and indemnification provisions.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Muncy Columbia Financial Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Muncy Columbia Financial Corporation and subsidiary (the “Company”) as of December 31, 2025 and 2024; the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the years then ended; and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Allowance for Credit Losses (ACL) – Loans

The Company’s loan portfolio totaled $1.2 billion as of December 31, 2025, and the associated ACL was $10.0 million. As described in Notes 1 and 4 to the consolidated financial statements, the determination of the ACL requires significant judgement about the expected future losses, which is based on baseline lifetime loss rates, which are calculated using either a discounted cash flow model or a probability of default methodology, and then adjusted as applicable for current qualitative conditions and the forecasted environment, based upon both internal and external factors that are different from the conditions that existed during the historical loss calculation period.

We identified the adjustments to the historical loss factor components of the allowance for credit losses as a critical audit matter, as auditing the underlying adjustments required significant auditor judgment, as amounts determined by management rely on analysis that is highly subjective and includes significant estimation uncertainty.

The primary procedures we performed to address this critical audit matter included:

•	Testing the design, implementation, and operating effectiveness of internal controls over the calculation of the allowance for credit losses,
•	Testing the completeness and accuracy of the significant data points that management uses in their modeling of the ACL,
•	Evaluating the directional consistency and reasonableness of management’s conclusions regarding assessment of qualitative factors based on the trends identified in the underlying supporting data, and
•	Testing the valuations for individually evaluated loans by evaluating assumptions on repayment and verifying the mathematical accuracy of calculations.

We have served as the Company’s auditor since 2014.

/s/ S.R. Snodgrass, P.C.

Cranberry Township, Pennsylvania

March 6, 2026

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

The CEO and CFO have evaluated the changes to our internal controls over financial reporting that occurred during our fiscal Quarter Ended December 31, 2025, as required by Rules 13a-15(d) and 15d-15(d) under the Securities Exchange Act of 1934, as amended. There were no significant changes in the Corporation’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or that are reasonably likely to affect, our internal control over financial reporting.

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

As of December 31, 2025, management of the Corporation conducted an assessment of the effectiveness of the Corporation’s internal control over financial reporting based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the criteria in the Framework, management concluded that the Corporation’s system of internal control over financial reporting was effective as of December 31, 2025.

/s/ Lance O. Diehl	/s/ Joseph K. O’Neill, Jr., CPA
Lance O. Diehl President and Chief Executive Officer	Joseph K. O’Neill, Jr., CPA Executive Vice President and Chief Financial Officer

Item 9B. Other Information

(a)	There was no information the Corporation was required to disclose in a report on Form 8-K during the fourth quarter of 2025 that was not disclosed.
(b)	During the three months ended December 31, 2025, no director or officer of the Corporation adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information concerning Directors, Executive Officers and Corporate Governance is incorporated herein by reference to disclosure under the headings “Proposal No. 1 – Election of Four (4) Directors to Class 1,” and the captions “Information as to Nominees and Directors,” “Executive Officers of the Company and Significant Employees of Journey Bank,” and “Corporate Governance” and under the heading “Proposal No. 2 – Ratification of Approval of the Independent Registered Public Accounting Firm,” of the Corporation’s proxy statement dated March 6, 2026 for the annual meeting of stockholders to be held on April 23, 2026.

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

Item 11. Executive Compensation

Information concerning director and executive compensation is incorporated herein by reference to disclosure under the headings “Proposal No. 1 – Election of Four (4) Directors to Class 1” and the captions “Director Compensation” and “Executive Compensation” of the Corporation’s proxy statement dated March 6, 2026 for the annual meeting of stockholders to be held on April 23, 2026.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference to disclosure under the heading “Proposal No. 1 – Election of Four (4) Directors to Class 1” and the caption “Share Ownership of Directors, Named Executive Officers and Certain Beneficial Owners” of the Corporation’s proxy statement dated March 6, 2026 for the annual meeting of stockholders to be held on April 23, 2026.

Item 13. Certain Relationships and Related Transactions, Director Independence

Information concerning loans and deposit balances with Directors and Executive Officers is provided in Note 10 to the Consolidated Financial Statements, which is included in Part II, Item 8 of this Annual Report on Form 10-K. Additional information, including information concerning director independence, is incorporated herein by reference to disclosure appearing under heading “Proposal No. 1 – Election of Four (4) Directors to Class 1” and the captions “Director Independence” and “Transactions with Directors and Executive Officers” of the Corporation’s proxy statement dated March 6, 2026 for the annual meeting of stockholders to be held on April 23, 2026.

Item 14. Principal Accounting Fees and Services

Information concerning services provided by the Corporation’s independent auditor S.R. Snodgrass P.C., the audit committee’s pre-approval policies and procedures for such services, and fees paid by the Corporation to that firm, is incorporated herein by reference to disclosure under the heading “Proposal No. 2 – Ratification of Approval of the Independent Registered Public Accounting Firm” of the Corporation’s proxy statement dated March 6, 2026 for the annual meeting of stockholders to be held on April 23, 2026.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report:

(1) The following financial statements are filed herewith in Item 8:

Report of Independent Registered Public Accounting Firm (PCAOB ID 74)

Consolidated Balance Sheets as of December 31, 2025 and 2024

Consolidated Statements of Income for the Years Ended December 31, 2025 and 2024

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2025 and 2024

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2025 and 2024

Consolidated Statements of Cash Flows for the Years Ended December 31, 2025 and 2024

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

Muncy Columbia Financial Corporation

(Registrant)

By:	/s/ Lance O. Diehl	Date: March 6, 2026
Lance O. Diehl President and Chief Executive Officer (Principal Executive Officer)
By:	/s/ Joseph K. O’Neill, Jr.	Date: March 6, 2026
Joseph K. O’Neill, Jr. Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

BOARD OF DIRECTORS

By:	/s/ Todd M. Arthur	Date: March 6, 2026
Todd M. Arthur

By:	/s/ Lance O. Diehl	Date: March 6, 2026
Lance O. Diehl

By:	/s/ Robert W. Dillon	Date: March 6, 2026
Robert W. Dillon

By:	/s/ Robert J. Glunk	Date: March 6, 2026
Robert J. Glunk

By:	/s/ Robert P. Hager	Date: March 6, 2026
Robert P. Hager

By:	/s/ Willard H. Kile, Jr.	Date: March 6, 2026
Willard H. Kile, Jr.

By:	/s/ Brian D. Klingerman	Date: March 6, 2026
Brian D. Klingerman

By:	/s/ W. Bruce McMichael, Jr.	Date: March 6, 2026
W. Bruce McMichael, Jr.

By:	/s/ Robert M. Rabb	Date: March 6, 2026
Robert M. Rabb

By:	/s/ Steven H. Shannon	Date: March 6, 2026
Steven H. Shannon

By:	/s/ Bonnie M. Tompkins	Date: March 6, 2026
Bonnie M. Tompkins

By:	/s/ Edwin A. Wenner	Date: March 6, 2026
Edwin A. Wenner

By:	/s/ Brenda R. H. Williams	Date: March 6, 2026
Brenda R. H. Williams

INDEX TO EXHIBITS

The following exhibits are filed herewith, or, as indicated, incorporated by reference as a part of this report.

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (filed on August 18, 2025))

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Registrant’s Current Report on Form 8-K (filed on December 11, 2024)

4.1	Form of common stock certificate (Filed herewith)

4.2	Description of Registrant’s Common Stock (Filed herewith)

10.1	Amended and Restated Employment Agreement dated as of February 13, 2024 by and among Registrant, Journey Bank and Robert J. Glunk (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (filed on February 14, 2024))

10.2	Employment Agreement dated as of April 17, 2023 by and among CCFNB Bancorp, Inc., First Columbia Bank & Trust Co. and Joseph K. O’Neill, Jr. (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-4 (File No. 333-273023 filed on June 29, 2023))

10.3	Amended and Restated Employment Agreement dated as of February 13, 2024 by and among Registrant, Journey Bank and Lance O. Diehl (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (filed on February 14, 2024))

10.4	First Amendment to Amended and Restated Employment Agreement dated as of December 10, 2024 by and among Registrant, Journey Bank and Lance O. Diehl (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (filed on December 12, 2024))

10.5	Amended and Restated Employment Agreement dated as of August 2, 2023 by and among CCFNB Bancorp, Inc., First Columbia Bank & Trust Co. and Jeffrey T. Arnold (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-4 Amendment No. 1 (File No. 333-273023 filed on August 7, 2023))

10.6	Supplemental Executive Retirement Plan Agreement dated April 15, 2003, between First Columbia Bank & Trust Co. (formerly Columbia County Farmers National Bank) and Lance O. Diehl, as amended (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-4 (File No. 333-273023 filed on June 29, 2023))

10.7	Third Amendment to Supplemental Executive Retirement Agreement dated April 15, 2003 for Lance O. Diehl dated December 10, 2024 between Journey Bank and Lance O. Diehl (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (filed on December 12, 2024))

10.8	2022 Supplemental Executive Retirement Plan dated March 15, 2022 between First Columbia Bank & Trust Co. and Lance O. Diehl, as amended (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-4 (File No. 333-273023 filed on June 29, 2023))

10.9	Supplemental Executive Retirement Benefit Agreement dated December 15, 2010 between First Columbia Bank & Trust Co. and Jeffrey T. Arnold, as amended (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-4 (File No. 333-273023 filed on June 29, 2023))

10.10	Supplemental Executive Retirement Agreement dated May 17, 2016, as amended, by and between Journey Bank, as successor by merger to The Muncy Bank and Trust Company, and Robert J. Glunk (incorporated by reference to Exhibit 10.3 to Registration’s Current Report on Form 8-K (filed on November 16, 2023))

10.11	Third Amendment to Supplemental Executive Retirement Plan dated February 13, 2024, between Journey Bank and Robert J. Glunk (incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K (filed on February 14, 2024))

10.12	Supplemental Executive Retirement Agreement dated September 24, 2020, as amended, by and between Journey Bank, as successor by merger to The Muncy Bank and Trust Company, and Joseph K. O’Neill, Jr. (incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K (filed on November 16, 2023))

10.13	Employment Separation Agreement and Release dated February 11, 2025 between Robert J. Glunk, Muncy Columbia Financial Corporation and Journey Bank (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K (filed on February 12, 2025))

10.14	Fourth Amendment to Supplemental Executive Retirement Agreement dated February 11, 2025 between Journey Bank and Robert Glunk (incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K (filed on February 12, 2025))

10.15	Second Amendment to 2022 Supplemental Executive Retirement Plan dated March 15, 2022 between Lance Diehl and Journey Bank (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K (filed on July 9, 2025))

10.16	Fourth Amendment to Supplemental Executive Retirement Agreement dated April 15, 2003 between Lance Diehl and Journey Bank (incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K (filed on July 9, 2025))

10.17	Fifth Amendment to Supplemental Executive Retirement Agreement dated December 15, 2010 between Jeffrey Arnold and Journey Bank (incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K (filed on July 9, 2025))

10.18	The Muncy Bank and Trust Company 2019 Executive Split Dollar Life Insurance Plan (incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K (filed on July 9, 2025))

10.19	Form of Participation Agreement under The Muncy Bank and Trust Company 2019 Executive Split Dollar Life Insurance Plan (incorporated by reference to Exhibit 10.5 to Registrant’s Current Report on Form 8-K (filed on July 9, 2025))

14.	Code of Conduct and Ethics – The Code of Conduct and Ethics is available through the Registrant’s website at https://ir.journeybank.com/governance/governance-documents/default.aspx

19.	Insider Trading Policy (incorporated by reference to Exhibit 19 to Registrant’s Annual Report on Form 10-K (filed on March 7, 2025))

21.1	Subsidiaries of Muncy Columbia Financial Corporation (Filed herewith)

23.	Consent of Independent Registered Public Accounting Firm (Filed herewith)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer (Filed herewith)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer (Filed herewith)

32.1	Section 1350 Certification of Chief Executive Officer (Filed herewith)

32.2	Section 1350 Certification of Chief Financial Officer (Filed herewith)

99.1	Additional information mailed or made available to shareholders with the proxy statement and annual report on Form 10-K on March 6, 2026 (Filed herewith)

101.	Interactive data file (Filed herewith)

104.	Cover page interactive data file (embedded in the cover page formatted in Inline XBRL)