Form 10-Q
period 2026-03-31
MUNCY COLUMBIA FINANCIAL Corp
filed 2026-05-08
CIK 731122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Common stock, $1.25 par value, 3,537,409 shares outstanding as of May 8, 2026.

Muncy Columbia Financial Corporation

PART I Financial Information

Item 1. Financial Statements

Muncy Columbia Financial Corporation

Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Data) (Unaudited)	March 31, 2026	December 31, 2025
ASSETS
Cash and due from banks	$13,529	$12,828
Interest-bearing deposits in other banks	46,908	35,712
Total cash and cash equivalents	60,437	48,540

Available-for-sale debt securities, at fair value	355,193	327,245
Marketable equity securities, at fair value	1,490	1,411
Restricted investment in bank stocks, at cost	5,319	5,412
Loans held for sale	966	847

Loans receivable	1,181,519	1,177,581
Allowance for credit losses	(9,968)	(9,959)
Loans, net	1,171,551	1,167,622

Premises and equipment, net	25,991	26,263
Foreclosed assets held for sale	265	320
Accrued interest receivable	5,331	5,063
Bank-owned life insurance	41,992	41,740
Investment in limited partnerships	4,159	4,346
Deferred tax asset, net	6,328	5,992
Goodwill	25,609	25,609
Other intangible assets, net	7,588	8,042
Other assets	5,109	4,747
TOTAL ASSETS	$1,717,328	$1,673,199

LIABILITIES
Interest-bearing deposits	$1,170,358	$1,135,740
Noninterest-bearing deposits	283,210	277,012
Total deposits	1,453,568	1,412,752

Short-term borrowings	10,654	12,455
Long-term borrowings	40,649	40,584
Dividends payable	3,537	—
Accrued interest payable	1,719	1,644
Other liabilities	15,143	13,223
TOTAL LIABILITIES	1,525,270	1,480,658

STOCKHOLDERS' EQUITY
Common stock, par value $1.25 per share; 15,000,000 shares authorized; issued 3,846,134 and outstanding 3,537,409 at March 31, 2026; issued 3,845,479 and outstanding 3,536,754 at December 31, 2025	4,808	4,807
Additional paid-in capital	83,756	83,720
Retained earnings	121,355	119,364
Accumulated other comprehensive loss	(6,554)	(4,043)
Treasury stock, at cost; 308,725 shares at March 31, 2026 and December 31, 2025	(11,307)	(11,307)
TOTAL STOCKHOLDERS' EQUITY	192,058	192,541
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,717,328	$1,673,199

See accompanying notes to the unaudited consolidated financial statements.

Muncy Columbia Financial Corporation

Consolidated Statements of Income

	For the Three Months Ended
	March 31,
(In Thousands, Except Share and Per Share Data) (Unaudited)	2026	2025
INTEREST AND DIVIDEND INCOME
Interest and fees on loans:
Taxable	$19,345	$18,284
Tax-exempt	413	398
Interest and dividends on investment securities:
Taxable	1,833	1,097
Tax-exempt	870	860
Dividend and other interest income	136	168
Deposits in other banks	304	34
TOTAL INTEREST AND DIVIDEND INCOME	22,901	20,841

INTEREST EXPENSE
Deposits	5,893	5,801
Short-term borrowings	95	543
Long-term borrowings	470	629
TOTAL INTEREST EXPENSE	6,458	6,973

NET INTEREST INCOME	16,443	13,868

PROVISION FOR CREDIT LOSSES	69	110

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	16,374	13,758

NON-INTEREST INCOME
Service charges and fees	753	722
Interchange fees	617	623
(Loss) gain on sale of loans	(637)	83
Pennsylvania sales tax refund	454	—
Earnings on bank-owned life insurance	232	231
Brokerage	238	233
Trust	279	238
Gains (losses) on marketable equity securities	79	(34)
Other non-interest income	475	349
TOTAL NON-INTEREST INCOME	2,490	2,445

NON-INTEREST EXPENSE
Salaries and employee benefits	5,333	6,320
Occupancy	734	720
Furniture and equipment	379	426
Pennsylvania shares tax	375	301
Professional fees	644	448
Director's fees	167	153
Federal deposit insurance	195	218
Data processing and telecommunications	879	839
Automated teller machine and interchange	162	264
Amortization of intangibles	454	510
Other non-interest expense	875	892
TOTAL NON-INTEREST EXPENSE	10,197	11,091

INCOME BEFORE INCOME TAX PROVISION	8,667	5,112
INCOME TAX PROVISION	1,511	767
NET INCOME	$7,156	$4,345

EARNINGS PER SHARE - BASIC AND DILUTED	$2.02	$1.23
WEIGHTED AVERAGE SHARES OUTSTANDING	3,536,761	3,532,727

See accompanying notes to the unaudited consolidated financial statements.

Muncy Columbia Financial Corporation

Consolidated Statements of Comprehensive Income

	For the Three Months Ended
	March 31,
(In Thousands) (Unaudited)	2026	2025
Net Income	$7,156	$4,345
Other comprehensive (loss) income:
Unrealized holding (losses) gains on available-for-sale debt securities	(3,179)	2,761
Tax effect	668	(579)
Other comprehensive (loss) income, net	(2,511)	2,182
Comprehensive income	$4,645	$6,527

See accompanying notes to the unaudited consolidated financial statements.

Muncy Columbia Financial Corporation

Consolidated Statements of Changes in Stockholders' Equity

					Accumulated
(In Thousands Except Share and Per Share Data)	Common		Additional		Other		Total
(Unaudited)	Stock		Paid-In	Retained	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Stock	Equity
Balance, December 31, 2025	3,845,479	$4,807	$83,720	$119,364	$(4,043)	$(11,307)	$192,541
Net income	—	—	—	7,156	—	—	7,156
Other comprehensive loss	—	—	—	—	(2,511)	—	(2,511)
Common stock issuance under employee stock purchase plan	655	1	32	—	—	—	33
Recognition of employee stock purchase plan expense	—	—	4	—	—	—	4
Cash dividends ($1.46 per share)	—	—	—	(5,165)	—	—	(5,165)
Balance, March 31, 2026	3,846,134	$4,808	$83,756	$121,355	$(6,554)	$(11,307)	$192,058

Balance, December 31, 2024	3,841,438	$4,802	$83,543	$103,268	$(13,896)	$(11,307)	$166,410
Net income	—	—	—	4,345	—	—	4,345
Other comprehensive income	—	—	—	—	2,182	—	2,182
Common stock issuance under employee stock purchase plan	1,253	2	46	—	—	—	48
Recognition of employee stock purchase plan expense	—	—	5	—	—	—	5
Cash dividends ($0.45 per share)	—	—	—	(1,590)	—	—	(1,590)
Balance, March 31, 2025	3,842,691	$4,804	$83,594	$106,023	$(11,714)	$(11,307)	$171,400

See accompanying notes to the unaudited consolidated financial statements.

Muncy Columbia Financial Corporation

Consolidated Statements of Cash Flows

	For the Three Months Ended
	March 31,
(In Thousands) (Unaudited)	2026	2025
OPERATING ACTIVITIES
Net Income	$7,156	$4,345
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	69	110
Depreciation and amortization of premises and equipment	378	370
Accretion of loan fair value adjustments, net	(2,257)	(2,497)
Amortization of deposit fair value adjustments, net	43	97
(Gains) losses on marketable equity securities	(79)	34
Accretion of investment securities, net	(520)	(221)
(Gains) losses on disposal of premises and equipment, net	(5)	51
Gain on sale of foreclosed assets held for sale, net	(94)	—
Deferred income taxes	332	220
Earnings on bank-owned life insurance	(232)	(231)
Loss (gain) on sale of loans	637	(83)
Proceeds from sale of mortgage loans	12,298	3,675
Originations of mortgage loans held for resale	(3,198)	(3,683)
Amortization of intangibles	454	510
Amortization of investment in limited partnerships	187	187
(Increase) decrease in accrued interest receivable and other assets	(630)	707
Increase in accrued interest payable and other liabilities	1,995	1,040
Other, net	64	72
Net cash provided by operating activities	16,598	4,703
INVESTING ACTIVITIES
Available-for-sale debt securities:
Purchases	(38,639)	—
Proceeds from paydowns, calls and maturities	8,032	18,771
Purchase of bank-owned life insurance	(20)	(20)
Proceeds from redemption of restricted investment in bank stocks	126	2,228
Purchase of restricted investment in bank stocks	(33)	(1,613)
Net increase in loans	(11,812)	(15,733)
Proceeds from sale of premises and equipment	5	—
Proceeds from sale of foreclosed assets held for sale	364	—
Acquisition of customer relationship intangibles	—	(18)
Acquisition of premises and equipment	(101)	(576)
Net cash (used for) provided by investing activities	(42,078)	3,039
FINANCING ACTIVITIES
Net increase in deposits	40,773	46,109
Net decrease in short-term borrowings	(1,801)	(40,706)
Repayment of long-term borrowings	—	(5,224)
Proceeds from issuance of common stock	33	48
Cash dividends paid	(1,628)	(1,590)
Net cash provided by (used for) financing activities	37,377	(1,363)
NET INCREASE IN CASH AND CASH EQUIVALENTS	11,897	6,379
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	48,540	17,380
CASH AND CASH EQUIVALENTS, END OF PERIOD	$60,437	$23,759

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest paid	$6,383	$6,966
Loans transferred to foreclosed assets held for sale	215	—
Loans transferred to held for sale	9,856	—
Cash dividends declared but not paid	3,537	—

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

BASIS OF PRESENTATION

The consolidated financial information included herein, except the consolidated balance sheet dated December 31, 2025, is unaudited. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. Prior period amounts have been reclassified when necessary to conform to the current period’s presentation. Such reclassifications did not have an impact on the operating results or financial position of the Corporation. Operating results for the three months ended March 31, 2026, are not necessarily indicative of the results for the year ending December 31, 2026.

These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation’s audited financial statements, included in the Annual Report filed on Form 10-K as of and for the year ended December 31, 2025.

SEGMENT REPORTING

Management has determined that the Corporation has one reportable segment, “Community Banking.” All of the Corporation’s activities are interrelated, and each activity is dependent and assessed based on how each of the activities of the Corporation supports the others.

The Corporation’s chief operating decision maker is the Chief Executive Officer. The Chief Executive Officer assesses performance for the Community Banking segment and decides how to allocate resources based on net income that is reported on the Consolidated Statements of Income. The measure of segment assets is reported on the Consolidated Balance Sheets as total assets. There have been no changes in the basis of segmentation or in the basis of measurement of segment profit or loss since the Annual Report filed on Form 10-K as of and for the year ended December 31, 2025.

RECENTLY ISSUED BUT NOT YET EFFECTIVE ACCOUNTING PRONOUNCEMENTS

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

2. SECURITIES

The amortized cost, related estimated fair value, and unrealized gains and losses of available-for-sale debt securities were as follows at March 31, 2026 and December 31, 2025:

	March 31, 2026
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Obligation of U.S. Government Corporations and Agencies:
Mortgage-backed	$207,356	$703	$(10,069)	$197,990
Collateralized mortgage obligations	5,520	375	(2)	5,893
Other	69,500	—	(674)	68,826
Obligations of state and political subdivisions	80,932	1,729	(364)	82,297
Other debt securities	181	6	—	187
Total available-for-sale debt securities	$363,489	$2,813	$(11,109)	$355,193

	December 31, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Obligation of U.S. Government Corporations and Agencies:
Mortgage-backed	$190,299	$1,132	$(9,084)	$182,347
Collateralized mortgage obligations	5,758	459	—	6,217
Other	54,500	—	(897)	53,603
Obligations of state and political subdivisions	81,625	3,338	(73)	84,890
Other debt securities	180	8	—	188
Total available-for-sale debt securities	$332,362	$4,937	$(10,054)	$327,245

Securities available-for-sale with an aggregate fair value of $163,043,000 and $168,782,000 at March 31, 2026 and December 31, 2025, respectively, were pledged to secure public funds, trust funds, securities sold under agreements to repurchase and other balances as required by law.

The amortized cost and estimated fair value of investment securities, by expected maturity, are shown below at March 31, 2026. Expected maturities on debt securities will differ from contractual maturities, because some borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized
(In Thousands)	Cost	Fair Value
Due in one year or less	$56,268	$55,687
Due after one year to five years	23,467	23,510
Due after five years to ten years	31,990	32,318
Due after ten years	38,888	39,795
Sub-total	150,613	151,310

Mortgage-backed securities	207,356	197,990
Collateralized mortgage obligations	5,520	5,893
Total debt securities	$363,489	$355,193

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

The Corporation had no sales of available-for-sale debt securities for the three months ended March 31, 2026 and 2025. The following summary shows the gross unrealized losses and fair value, aggregated by investment category of those individual securities for which an allowance for credit losses has not been recorded that have been in a continuous unrealized loss position for less than or more than 12 months as of March 31, 2026 and December 31, 2025:

	March 31, 2026
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	$58,374	$(1,048)	$84,157	$(9,021)	$142,531	$(10,069)
Collateralized mortgage obligations	340	(2)			340	(2)
Other	14,907	(93)	53,919	(581)	68,826	(674)
Obligations of state and political subdivisions	21,938	(329)	384	(35)	22,322	(364)
Total	$95,559	$(1,472)	$138,460	$(9,637)	$234,019	$(11,109)

	December 31, 2025
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
Obligations of U.S. Government Corporations and Agencies:
Mortgage-backed	$36,300	$(208)	$87,734	$(8,876)	$124,034	$(9,084)
Other	—	—	53,603	(897)	53,603	(897)
Obligations of state and political subdivisions	2,995	(19)	2,498	(54)	5,493	(73)
Total	$39,295	$(227)	$143,835	$(9,827)	$183,130	$(10,054)

At March 31, 2026, the Corporation had a total of 81 debt securities that have been in a gross unrealized loss position for less than twelve months with depreciation of 1.5% from the Corporation’s amortized cost basis.

At March 31, 2026, the Corporation had a total of 90 debt securities that have been in a gross unrealized loss position for greater than twelve months with depreciation of 7.0% from the Corporation’s amortized cost basis.

At March 31, 2026, unrealized losses on debt securities have not been recognized into income because the issuer’s bonds are of high credit quality (rated BBB or higher), management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions. The fair value is expected to recover as the bonds approach maturity.

As of March 31, 2026 and December 31, 2025, no allowance for credit loss (“ACL”) was required for debt securities. The Bank does not have the intent to sell and does not believe it will be more likely than not to be required to sell any of these securities prior to a recovery of their fair value to amortized cost, which may be at maturity.

As of March 31, 2026, all debt securities were rated above investment grade. Based on the payment status, rating and management’s evaluation of these securities, no ACL was required for the debt securities as of March 31, 2026. As of March 31, 2026, the underlying issuers continue to make timely principal and interest payments on the securities.

Equity securities with a readily determinable fair value are stated at fair value with realized and unrealized gains and losses reported in income. At March 31, 2026 and December 31, 2025, the Corporation held $1,490,000 and $1,411,000, respectively, in marketable equity securities recorded at fair value. The following is a summary of unrealized and realized gains and losses recognized in net income on marketable equity securities during the three months ended March 31, 2026 and 2025:

	For the Three Months Ended
	March 31,
(In Thousands)	2026	2025
Net gains (losses) recognized during the period on marketable equity securities	$79	$(34)

Less: Net gains (losses) recognized during the period on marketable equity securities sold during the period	—	—

Unrealized gains (losses) recognized during the period on marketable equity securities still held at the reporting date	$79	$(34)

3. LOANS AND ALLOWANCE FOR CREDIT LOSSES

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at their outstanding unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment to yield (interest income) over the life of the loan. Deferred fees and costs amounted to $727,000 at March 31, 2026 and $747,000 at December 31, 2025 and are netted against the outstanding unpaid principal balances.

The segments of the Corporation’s loan portfolio are disaggregated into classes that allow management to monitor risk and performance. The loan classes used are consistent with the internal reports evaluated by the Corporation’s management and Board of Directors to monitor risk and performance within the various segments of its loan portfolio.

Major classifications of loans at March 31, 2026 and December 31, 2025 consisted of:

(In Thousands)	March 31, 2026	December 31, 2025
Commercial and industrial	$94,706	$95,352
Commercial real estate:
Commercial mortgages	368,095	355,557
Student housing	49,575	48,043
Residential real estate	650,903	659,627
Consumer and other	18,240	19,002
Gross loans	$1,181,519	$1,177,581

Allowance for Credit Losses and Recorded Investment in Financial Receivables

The allowance for credit losses is measured on a collective (pool) basis when similar risk characteristics exist. The Corporation has aligned our segmentation to internal loan reports. The Corporation has identified the following portfolio segments:

•	Commercial and Industrial
•	Commercial Real Estate
•	Residential Real Estate
•	Consumer and other

The following table presents the activity in the allowance for credit losses by portfolio segment for the three months ended March 31, 2026 and 2025:

	For the Three Months Ended March 31, 2026
		Commercial	Residential
	Commercial and	Real	Real	Consumer
(In Thousands)	Industrial	Estate	Estate	and Other	Total
Balance, December 31, 2025	$1,037	$6,148	$2,556	$218	$9,959
Provision (credit) for credit losses on loans (a)	(90)	175	(30)	12	67
Loans charged off	(52)	—	—	(22)	(74)
Recoveries	—	—	1	15	16
Balance, March 31, 2026	$895	$6,323	$2,527	$223	$9,968

	For the Three Months Ended March 31, 2025
		Commercial	Residential
	Commercial and	Real	Real	Consumer
(In Thousands)	Industrial	Estate	Estate	and Other	Total
Balance, December 31, 2024	$931	$6,869	$1,850	$208	$9,858
Provision (credit) for credit losses on loans	460	(462)	164	(52)	110
Loans charged off	—	—	—	(1)	(1)
Recoveries	11	2	—	5	18
Balance, March 31, 2025	$1,402	$6,409	$2,014	$160	$9,985

(a) Amount does not include the provision for credit losses related to off-balance sheet credit exposures of $2,000 for the three months ended March 31, 2026.

The cumulative loss rate used as the basis for the estimate of credit losses is comprised of the Corporation’s historical loss experience. As of March 31, 2026, the Corporation expects that the markets in which it operates will experience no significant changes in economic conditions based primarily on housing indexes, interest rate stabilization, and a steady unemployment rate. Management adjusts historical loss experience as needed based upon economic expectations. No reversion adjustments were necessary, as the starting point for the Corporation’s estimate was a cumulative loss rate covering the expected contractual term of the loan portfolio.

For the three months ended March 31, 2026, the Corporation recorded a $67,000 provision for credit losses on loans compared to $110,000 for the three months ended March 31, 2025. The provision amounts for the three months ended March 31, 2026 and 2025 primarily reflect an increase in volume in the loan portfolio, changes in non-accrual loans which impact probability of default calculations and changes in qualitative factors related to volume and severity of past due loans and loan grade migration.

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

The following table summarizes the loan portfolio and allowance for credit losses as of March 31, 2026 and December 31, 2025:

	March 31, 2026
		Commercial	Residential
	Commercial and	Real	Real	Consumer
(In Thousands)	Industrial	Estate	Estate	and Other	Total
Loans:
Individually evaluated	$—	$12,743	$3,063	$—	$15,806
Collectively evaluated	94,706	404,927	647,840	18,240	1,165,713
Total loans	$94,706	$417,670	$650,903	$18,240	$1,181,519

Allowance for credit losses:
Individually evaluated	$—	$3,179	$231	$—	$3,410
Collectively evaluated	895	3,144	2,296	223	6,558
Total allowance for credit losses	$895	$6,323	$2,527	$223	$9,968

	December 31, 2025
		Commercial	Residential
	Commercial and	Real	Real	Consumer
(In Thousands)	Industrial	Estate	Estate	and Other	Total
Loans:
Individually evaluated	$—	$12,883	$3,458	$—	$16,341
Collectively evaluated	95,352	390,717	656,169	19,002	1,161,240
Total loans	$95,352	$403,600	$659,627	$19,002	$1,177,581

Allowance for credit losses:
Individually evaluated	$—	$3,637	$290	$—	$3,927
Collectively evaluated	1,037	2,511	2,266	218	6,032
Total allowance for credit losses	$1,037	$6,148	$2,556	$218	$9,959

As of March 31, 2026 and December 31, 2025, the amortized cost basis of individually evaluated loans that were deemed to be collateral dependent was $4,561,000 and $4,973,000, respectively. As of March 31, 2026 and December 31, 2025, the amortized cost basis of collateral dependent loans classified as Residential Real Estate were $3,063,000 and $3,458,000, respectively, and were collateralized by residential real estate properties. As of March 31, 2026 and December 31, 2025, the amortized cost basis of collateral dependent loans classified as Commercial Real Estate were $1,498,000 and $1,515,000, respectively, and were collateralized by commercial real estate properties.

Age Analysis of Past-Due Loans Receivable

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past-due status as of March 31, 2026 and December 31, 2025:

	March 31, 2026
		30-59	60-89
		Days	Days	90+ Days	Total	Total
(In Thousands)	Current	Past Due	Past Due	Past Due	Past Due	Loans
Commercial and Industrial	$94,219	$209	$149	$129	$487	$94,706
Commercial Real Estate	414,981	1,360	538	791	2,689	417,670
Residential Real Estate	641,902	5,805	593	2,603	9,001	650,903
Consumer and other	18,009	119	26	86	231	18,240
	$1,169,111	$7,493	$1,306	$3,609	$12,408	$1,181,519

	December 31, 2025
		30-59	60-89
		Days	Days	90+ Days	Total	Total
(In Thousands)	Current	Past Due	Past Due	Past Due	Past Due	Loans
Commercial and Industrial	$94,889	$74	$13	$376	$463	$95,352
Commercial Real Estate	401,876	932	198	594	1,724	403,600
Residential Real Estate	648,942	6,249	1,707	2,729	10,685	659,627
Consumer and other	18,833	113	16	40	169	19,002
	$1,164,540	$7,368	$1,934	$3,739	$13,041	$1,177,581

Non-performing Loans

The following tables present the amortized cost basis of loans on nonaccrual status and loans past due over 90 days still accruing interest as of March 31, 2026 and December 31, 2025:

	March 31, 2026
	Nonaccrual	Nonaccrual		Loans Past
	with no	with	Total	Due over 90 Days	Total
(In Thousands)	ACL	ACL	Nonaccrual	Still Accruing	Nonperforming
Commercial and Industrial	$—	$832	$832	$—	$832
Commercial Real Estate	528	1,526	2,054	—	2,054
Residential Real Estate	2,148	3,804	5,952	—	5,952
Consumer and other	—	257	257	—	257
Total	$2,676	$6,419	$9,095	$—	$9,095

	December 31, 2025
	Nonaccrual	Nonaccrual		Loans Past
	with no	with	Total	Due over 90 Days	Total
(In Thousands)	ACL	ACL	Nonaccrual	Still Accruing	Nonperforming
Commercial and Industrial	$—	$989	$989	$—	$989
Commercial Real Estate	781	1,302	2,083	—	2,083
Residential Real Estate	2,427	5,788	8,215	135	8,350
Consumer and other	—	236	236	—	236
Total	$3,208	$8,315	$11,523	$135	$11,658

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

Based on the most recent analysis performed, the following table presents the recorded investment in non-homogenous loans by internal risk rating system as of March 31, 2026 and December 31, 2025:

	March 31, 2026
							Revolving
							Loans
	Term Loans Amortized Cost Basis by Origination Period						Amortized
(In Thousands)	2026	2025	2024	2023	2022	Prior	Cost Basis	Total
Commercial and Industrial
Risk Rating
Pass	$3,853	$15,788	$9,768	$6,749	$11,303	$28,520	$14,536	$90,517
Special Mention	—	—	—	—	—	—	—	—
Substandard	30	—	32	112	99	770	3,146	4,189
Doubtful	—	—	—	—	—	—	—	—
Total	$3,883	$15,788	$9,800	$6,861	$11,402	$29,290	$17,682	$94,706
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$52	$—	$52

Commercial Real Estate
Risk Rating
Pass	$25,082	$66,705	$41,854	$50,056	$53,615	$144,140	$20,258	$401,710
Special Mention	—	—	—	—	—	1,220	—	1,220
Substandard	—	—	—	971	4,604	8,379	786	14,740
Doubtful	—	—	—	—	—	—	—	—
Total	$25,082	$66,705	$41,854	$51,027	$58,219	$153,739	$21,044	$417,670
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Total
Risk Rating
Pass	$28,935	$82,493	$51,622	$56,805	$64,918	$172,660	$34,794	$492,227
Special Mention	—	—	—	—	—	1,220	—	1,220
Substandard	30	—	32	1,083	4,703	9,149	3,932	18,929
Doubtful	—	—	—	—	—	—	—	—
Total	$28,965	$82,493	$51,654	$57,888	$69,621	$183,029	$38,726	$512,376
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$52	$—	$52

	December 31, 2025
							Revolving
							Loans
	Term Loans Amortized Cost Basis by Origination Period						Amortized
(In Thousands)	2025	2024	2023	2022	2021	Prior	Cost Basis	Total
Commercial and Industrial
Risk Rating
Pass	$16,740	$10,385	$7,331	$11,743	$10,054	$20,016	$14,452	$90,721
Special Mention	—	—	—	—	—	—	25	25
Substandard	—	32	127	104	80	987	3,276	4,606
Doubtful	—	—	—	—	—	—	—	—
Total	$16,740	$10,417	$7,458	$11,847	$10,134	$21,003	$17,753	$95,352
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$3	$3

Commercial Real Estate
Risk Rating
Pass	$66,665	$42,242	$50,764	$55,460	$51,524	$99,688	$21,332	$387,675
Special Mention	—	—	—	—	—	1,319	—	1,319
Substandard	—	—	977	4,630	2,106	6,132	761	14,606
Doubtful	—	—	—	—	—	—	—	—
Total	$66,665	$42,242	$51,741	$60,090	$53,630	$107,139	$22,093	$403,600
Year-to-date gross charge-offs	$—	$—	$—	$—	$40	$67	$13	$120

Total
Risk Rating
Pass	$83,405	$52,627	$58,095	$67,203	$61,578	$119,704	$35,784	$478,396
Special Mention	—	—	—	—	—	1,319	25	1,344
Substandard	—	32	1,104	4,734	2,186	7,119	4,037	19,212
Doubtful	—	—	—	—	—	—	—	—
Total	$83,405	$52,659	$59,199	$71,937	$63,764	$128,142	$39,846	$498,952
Year-to-date gross charge-offs	$—	$—	$—	$—	$40	$67	$16	$123

The Bank monitors the credit risk profile by payment activity for residential real estate, consumer, and other loan classes. Loans past due 90 days or more and loans on nonaccrual status are considered non-performing. Non-performing loans are reviewed quarterly. The following table presents the amortized cost in residential real estate, and consumer and other loans based on payment activity as of March 31, 2026 and December 31, 2025:

	March 31, 2026
							Revolving
							Loans
	Term Loans Amortized Cost Basis by Origination Period						Amortized
(In Thousands)	2026	2025	2024	2023	2022	Prior	Cost Basis	Total
Residential Real Estate
Payment Performance
Performing	$16,018	$77,168	$76,035	$67,766	$88,598	$238,567	$80,799	$644,951
Nonperforming	—	—	274	365	1,099	3,069	1,145	5,952
Total	$16,018	$77,168	$76,309	$68,131	$89,697	$241,636	$81,944	$650,903
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer and Other
Payment Performance
Performing	$1,721	$3,092	$1,235	$1,641	$5,574	$1,408	$3,312	$17,983
Nonperforming	—	7	20	14	13	56	147	257
Total	$1,721	$3,099	$1,255	$1,655	$5,587	$1,464	$3,459	$18,240
Year-to-date gross charge-offs	$—	$—	$13	$2	$—	$—	$7	$22

Total
Payment Performance
Performing	$17,739	$80,260	$77,270	$69,407	$94,172	$239,975	$84,111	$662,934
Nonperforming	—	7	294	379	1,112	3,125	1,292	6,209
Total	$17,739	$80,267	$77,564	$69,786	$95,284	$243,100	$85,403	$669,143
Year-to-date gross charge-offs	$—	$—	$13	$2	$—	$—	$7	$22

	December 31, 2025
							Revolving
							Loans
	Term Loans Amortized Cost Basis by Origination Period						Amortized
(In Thousands)	2025	2024	2023	2022	2021	Prior	Cost Basis	Total
Residential Real Estate
Payment Performance
Performing	$78,798	$78,692	$71,279	$92,519	$70,724	$180,376	$78,889	$651,277
Nonperforming	—	326	670	913	1,506	3,683	1,252	8,350
Total	$78,798	$79,018	$71,949	$93,432	$72,230	$184,059	$80,141	$659,627
Year-to-date gross charge-offs	$—	$61	$—	$—	$35	$198	$159	$453

Consumer and Other
Payment Performance
Performing	$3,699	$1,378	$1,977	$5,890	$577	$970	$4,275	$18,766
Nonperforming	7	16	16	12	4	54	127	236
Total	$3,706	$1,394	$1,993	$5,902	$581	$1,024	$4,402	$19,002
Year-to-date gross charge-offs	$10	$16	$69	$9	$3	$—	$79	$186

Total
Payment Performance
Performing	$82,497	$80,070	$73,256	$98,409	$71,301	$181,346	$83,164	$670,043
Nonperforming	7	342	686	925	1,510	3,737	1,379	8,586
Total	$82,504	$80,412	$73,942	$99,334	$72,811	$185,083	$84,543	$678,629
Year-to-date gross charge-offs	$10	$77	$69	$9	$38	$198	$238	$639

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

For the three months ended March 31, 2026 and 2025, the Bank did not grant any loan modifications to borrowers experiencing financial difficulty.

The Bank closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the performance of such loans that have been modified in the last 12 months at March 31, 2026:

		30-59	60-89
		Days	Days	90+ Days	Total	Total
(In Thousands)	Current	Past Due	Past Due	Past Due	Past Due	Loans
Commercial real estate:
Commercial mortgages	$—	$—	$—	$197	$197	$197
Residential real estate	400	—	—	170	170	570
Total	$400	$—	$—	$367	$367	$767

No loans had been modified in the last 12 months at March 31, 2025.

Upon the Bank’s determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount.

As shown, in the table above, at March 31, 2026 one loan secured by commercial real estate with an amortized cost of $197,000 and one loan secured by residential real estate with an amortized cost basis of $170,000 were in default of their modified terms and were on nonaccrual status.

The carrying amount of foreclosed residential real estate properties held as a result of obtaining physical possession were $265,000 and $320,000 at March 31, 2026 and December 31, 2025. The recorded investment of consumer mortgage loans secured by residential real properties for which formal foreclosure proceedings were in process were $1,025,000 and $1,935,000 at March 31, 2026 and December 31, 2025, respectively.

Concentrations of Credit Risk

Most of the Corporation’s lending activity occurs within the Bank’s primary market area which encompasses Clinton, Columbia, Lycoming, Montour and Northumberland counties in Northcentral Pennsylvania. The majority of the Corporation’s loan portfolio consists of commercial and consumer real estate loans. As of March 31, 2026 and December 31, 2025, there were no concentrations of loans related to any single industry in excess of 10% of total loans.

4. DEPOSITS

Major classifications of deposits at March 31, 2026 and December 31, 2025 consisted of:

(In Thousands)	March 31, 2026	December 31, 2025
Demand deposits	$283,210	$277,012
Interest-bearing demand deposits	451,699	461,367
Savings	196,828	192,311
Money market	127,633	104,726
Time deposits	394,198	377,336
Total deposits	$1,453,568	$1,412,752

Time deposits of $250,000 or more amounted to $109,887,000 and $96,961,000 as of March 31, 2026 and December 31, 2025, respectively.

5. BORROWED FUNDS

Short-Term Borrowings

Short-term borrowings include repurchase agreements with customers and advances from the FHLB. As of March 31, 2026, the Bank was approved by the FHLB for borrowings of up to $572,467,000 of which $40,984,000 was outstanding in the form of advances, the FHLB had issued letters of credit on the Bank’s behalf totaling $4,000,000 against its borrowing capacity and the Bank had accrued interest and other reductions in its borrowing capacity totaling $2,283,000. Advances from the FHLB are secured by qualifying assets of the Bank. In addition to the outstanding balances noted below, the Bank also has additional unused lines of credit totaling $19,757,000 available from correspondent banks other than the FHLB. The outstanding balances and related information for short-term borrowings are summarized as follows as of March 31, 2026 and December 31, 2025:

	March 31, 2026
		Maximum	Weighted
	Ending	Month End	Average Rate
(In Thousands)	Balance	Balance	At Period End
Securities sold under agreements to repurchase	$10,654	$14,979	2.90%
Other short-term borrowings	—	—	N/A
Total	$10,654	$14,979	2.90%

	December 31, 2025
		Maximum	Weighted
	Ending	Month End	Average Rate
(In Thousands)	Balance	Balance	At Period End
Securities sold under agreements to repurchase	$12,455	$39,810	2.97%
Other short-term borrowings	—	22,210	N/A
Total	$12,455	$62,020	2.97%

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

The remaining contractual maturity of repurchase agreements in the Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025 is presented in the following tables:

	Remaining Contractual Maturity of the Agreements
	Overnight and			Greater than 90
(In Thousands)	Continuous	Up to 30 Days	30-90 Days	Days	Total
March 31, 2026
Securities sold under agreements to repurchase:
Obligation of U.S. Government Corporations and Agencies:
Mortgage-backed	$6,675	$—	$—	$—	$6,675
Other	—	1,647	—	2,332	3,979
Total borrowings	$6,675	$1,647	$—	$2,332	$10,654

Gross amount of recognized liabilities for repurchase agreements					$10,654
Amounts related to agreements not included in offsetting disclosure above					$—

	Remaining Contractual Maturity of the Agreements
	Overnight and			Greater than 90
(In Thousands)	Continuous	Up to 30 Days	30-90 Days	Days	Total
December 31, 2025
Securities sold under agreements to repurchase:
Obligation of U.S. Government Corporationsand Agencies:
Mortgage-backed	$8,509	$—	$—	$—	$8,509
Other	—	600	—	3,346	3,946
Total borrowings	$8,509	$600	$—	$3,346	$12,455

Gross amount of recognized liabilities for repurchase agreements					$12,455
Amounts related to agreements not included in offsetting disclosure above					$—

The fair value of securities pledged to secure repurchase agreements may decline. The Corporation manages this risk by having a policy to pledge securities valued at 110% of the gross outstanding balance of repurchase agreements. Securities sold under agreements to repurchase are secured by securities with a carrying amount of $18,667,000 and $20,317,000 at March 31, 2026 and December 31, 2025, respectively.

Long-Term Borrowings

Long-term FHLB borrowings consisted of the following at March 31, 2026 and December 31, 2025:

(In Thousands)	March 31, 2026	December 31, 2025
Loans maturing in 2026 with a weighted-average rate of 4.05%	$15,359	$15,359
Loans maturing in 2027 with a weighted-average rate of 3.93%	15,417	15,417
Loans maturing in 2028 with a weighted-average rate of 3.85%	10,208	10,208
Total long-term FHLB borrowings; weighted-average rate of 3.96%	40,984	40,984
Unamortized fair value adjustments	(335)	(400)
Total long-term borrowings	$40,649	$40,584

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

The following table presents the assets reported on the Consolidated Balance Sheets at their fair value on a recurring basis as of March 31, 2026 and December 31, 2025, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	March 31, 2026
(In Thousands)	Level I	Level II	Level III	Total
Obligation of US Government Corporations and Agencies
Mortgage-backed	$—	$197,990	$—	$197,990
Collateralized mortgage obligations	—	5,893	—	5,893
Other	—	68,826	—	68,826
Obligations of state and political subdivisions	—	82,297	—	82,297
Other debt securities	—	187	—	187
Total available-for-sale debt securities	$—	$355,193	$—	$355,193

Marketable equity securities	$1,490	$—	$—	$1,490

Real estate loans held for sale	$—	$966	$—	$966

	December 31, 2025
(In Thousands)	Level I	Level II	Level III	Total
Obligation of US Government Corporations and Agencies
Mortgage-backed	$—	$182,347	$—	$182,347
Collateralized mortgage obligations	—	6,217	—	6,217
Other	—	53,603	—	53,603
Obligations of state and political subdivisions	—	84,890	—	84,890
Other debt securities	—	188	—	188
Total available-for-sale debt securities	$—	$327,245	$—	$327,245

Marketable equity securities	$1,411	$—	$—	$1,411

Real estate loans held for sale	$—	$847	$—	$847

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

The following table presents the assets measured on a nonrecurring basis on the Consolidated Balance Sheets at their fair value as of March 31, 2026 and December 31, 2025, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	March 31, 2026
(In Thousands)	Level I	Level II	Level III	Total
Assets Measured on a Non-recurring Basis:
Loans individually evaluated for credit loss	$—	$—	$8,183	$8,183
Foreclosed assets held for sale	—	—	265	265
Total nonrecurring fair value measurements	$—	$—	$8,448	$8,448

	December 31, 2025
(In Thousands)	Level I	Level II	Level III	Total
Assets Measured on a Non-recurring Basis:
Loans individually evaluated for credit loss	$—	$—	$7,654	$7,654
Foreclosed assets held for sale	—	—	320	320
Total nonrecurring fair value measurements	$—	$—	$7,974	$7,974

Loans are individually evaluated for credit loss when they do not share similar risk characteristics as similar loans within their loan pool. Foreclosed assets held for sale consist of real estate acquired by foreclosure. Loans individually evaluated for credit loss are reviewed and evaluated on at least a quarterly basis for individual reserve requirements and adjusted accordingly. The following table provides a listing of significant unobservable inputs used in the fair value measurement process for items valued utilizing level III techniques on a nonrecurring basis as of March 31, 2026 and December 31, 2025:

	March 31, 2026
	Quantitative Information about Level III Fair Value Measurements
(In Thousands)	Fair Value Estimate	Valuation Technique	Unobservable Input	Range	Weighted Average
Loans individually evaluated for credit loss:
Commercial Real Estate	$6,767	Discounted cash flows	Charge-off rates	0-100%	18.36%
Commercial Real Estate	732	Sales comparison	Discount to appraised value	7-49%	25.22%
Residential Real Estate	684	Sales comparison	Discount to appraised value	10-43%	22.38%
Total loans individually evaluated for credit loss	$8,183

Foreclosed assets held for sale:
Residential Real Estate	$265	Sales comparison	Discount to appraised value	26-33%	27.20%

	December 31, 2025
	Quantitative Information about Level III Fair Value Measurements
(In Thousands)	Fair Value Estimate	Valuation Technique	Unobservable Input	Range	Weighted Average
Loans individually evaluated for credit loss:
Commercial Real Estate	$6,377	Discounted cash flows	Charge-off rates	0-100%	18.32%
Commercial Real Estate	537	Sales comparison	Discount to appraised value	28-33%	30.71%
Residential Real Estate	740	Sales comparison	Discount to appraised value	10-57%	30.03%
Total loans individually evaluated for credit loss	$7,654

Foreclosed assets held for sale:
Residential Real Estate	$320	Sales comparison	Discount to appraised value	33-66%	52.94%

At March 31, 2026 and December 31, 2025, the carrying values and fair values of financial instruments that are not recorded at fair value on the Consolidated Balance Sheets are presented in the table below:

	March 31, 2026
	Carrying
(In Thousands)	Amount	Fair Value	Level I	Level II	Level III
Financial assets:
Cash and cash equivalents	$60,437	$60,437	$60,437	$—	$—
Restricted investment in bank stocks, at cost	5,319	5,319	—	5,319	—
Loans, net	1,171,551	1,134,298	—	—	1,134,298
Accrued interest receivable	5,331	5,331	—	5,331
Mortgage servicing rights	1,431	2,041	—	—	2,041

Financial liabilities:
Interest-bearing deposits	$1,170,358	$1,168,671	$—	$776,164	$392,507
Noninterest-bearing deposits	283,210	283,210	—	283,210	—
Short-term borrowings	10,654	10,654	—	10,654	—
Long-term borrowings	40,649	40,600	—	—	40,600
Accrued interest payable	1,719	1,719	—	1,719	—

	December 31, 2025
	Carrying
(In Thousands)	Amount	Fair Value	Level I	Level II	Level III
Financial assets:
Cash and cash equivalents	$48,540	$48,540	$48,540	$—	$—
Restricted investment in bank stocks, at cost	5,412	5,412	—	5,412	—
Loans, net	1,167,622	1,110,730	—	—	1,110,730
Accrued interest receivable	5,063	5,063	—	5,063
Mortgage servicing rights	1,490	2,074	—	—	2,074

Financial liabilities:
Interest-bearing deposits	$1,135,740	$1,134,312	$—	$758,406	$375,906
Noninterest-bearing deposits	277,012	277,012	—	277,012	—
Short-term borrowings	12,455	12,455	—	12,455	—
Long-term borrowings	40,584	40,536	—	—	40,536
Accrued interest payable	1,644	1,644	—	1,644	—

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

7.  SUBSEQUENT EVENTS

On April 23, 2026, the Corporation filed a Current Report on Form 8-K announcing the declaration of a three-for-one stock split in the form of a 200% stock dividend on its outstanding shares of common stock. Each shareholder of record as of the close of business on May 7, 2026 will receive two additional shares of common stock for each share then held, to be distributed after the close of business on May 14, 2026. Based on the number of shares outstanding, the Corporation will have 10,612,227 shares of common stock issued and outstanding, net of treasury shares, on a split-adjusted basis. Because the change in common stock resulting from the stock split occurred after the filing of this Quarterly Report on Form 10-Q, the number of shares and per-share computations included in these Unaudited Consolidated Financial Statements have not been retrospectively adjusted for the stock split.

On April 29, 2026, the Corporation sold mortgaged-backed securities classified as available-for-sale with a total market value of $7.6 million. The sale resulted in a realized pretax loss of approximately $973,000, which was recorded in April 2026. Also on April 29, 2026, the Corporation prepaid, in full, its outstanding long-term FHLB borrowings of $40,984,000. This resulted in an aggregate prepayment penalty of approximately $49,000, as well as the immediate recognition of approximately $313,000 of remaining unamortized fair value adjustments related to these borrowings in April 2026, on a pretax basis.

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, represents an overview of the financial condition and results of operations of the Corporation and should be read in conjunction with the more detailed and comprehensive disclosures included in the Annual Report on Form 10-K for the year ended December 31, 2025. In addition, please read this section in conjunction with the unaudited consolidated financial statements and notes to the unaudited consolidated financial statements contained in Item 1, “Financial Statements” of Part I to this Quarterly Report on Form 10-Q.

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

CAUTIONARY STATEMENT

Certain statements in this section and elsewhere in this Quarterly Report on Form 10-Q, other periodic reports filed by us under the Securities Exchange Act of 1934, as amended, and any other written or oral statements made by or on behalf of us may include “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 which reflect our current views with respect to future events and financial performance. Such forward looking statements are based on general assumptions and are subject to various risks, uncertainties, and other factors that may cause actual results to differ materially from the views, beliefs and projections expressed in such statements. These risks, uncertainties and other factors include, but are not limited to:

•	Our business and financial results are affected by business and economic conditions, primarily in the Northcentral Pennsylvania market in which we operate.

•	Changes in interest rates and valuations in the debt, equity and other financial markets.

•	Disruptions in the liquidity and other functioning of financial markets, including such disruptions in the market for real estate and other assets commonly securing financial products.

•	Actions by the Federal Reserve Board and other government agencies, including those that impact money supply and market interest rates.

•	Changes in our customers’ and suppliers’ performance in general and their creditworthiness in particular.

•	Changes in customer preferences and behavior, whether as a result of changing business and economic conditions or other factors.

•	A downturn in significant segments of the United States or global financial markets could impact our performance, both directly by affecting our revenues and the value of our assets and liabilities and indirectly by affecting our customers and suppliers and the economy generally.

•	Our business and financial performance could be impacted as the financial industry restructures in the current environment by changes in the competitive landscape.

•	Given current economic and financial market conditions, our forward-looking statements are subject to the risk that these conditions will be substantially different than we are currently expecting.

•	Legal, regulatory and governmental developments could have an impact on our ability to operate our businesses, our financial condition, results of operations, our competitive position or reputation. Reputational impacts, in turn, could affect matters such as business generation and retention, our ability to attract and retain management, liquidity and funding. These legal and regulatory developments could include: (a) the unfavorable resolution of legal proceedings or regulatory and other governmental inquiries; (b) increased litigation risk from recent regulatory and other governmental developments; (c) the results of the regulatory examination process, and regulators’ future use of supervisory and enforcement tools; (d) legislative and regulatory reforms, including changes to laws and regulations involving tax, pension, education and mortgage lending, the protection of confidential customer information, and other aspects of the financial institution industry; and (e) changes in accounting policies and principles.

•	A deterioration of the credit rating for United States long-term sovereign debt or the impact of uncertain or changing political conditions, including federal government shutdowns and uncertainty regarding United States fiscal debt, deficit and budget matters.

•	The impacts of tariffs, sanctions and other trade policies of the United States and its global trading counterparts and the resulting impact on our business and our customers.

•	Our business and operating results are affected by our ability to identify and effectively manage risks inherent in our businesses, including, where appropriate, through the effective use of third-party insurance and capital management techniques.

•	Our ability to anticipate and respond to technological changes can have an impact on our ability to respond to customer needs and to meet competitive demands.

•	Our ability to implement our business initiatives and strategies could affect our financial performance over the next several years.

•	Competition can have an impact on customer acquisition, growth and retention, as well as on our credit spreads and product pricing, which can affect market share, deposits and revenues.

•	Our business and operating results can also be affected by widespread natural disasters, terrorist activities or international hostilities, either as a result of the impact on the economy, capital and other financial markets generally, or on us or our customers and suppliers.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Corporation’s financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and conform to general practices within the banking industry. In the preparation of its financial statements, the Corporation is required to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses as well as the disclosure of contingent assets and liabilities. Actual results could differ from those estimates. The Corporation’s critical accounting policies are fundamental to understanding this MD&A and are more fully described in Note 1 (“Summary of Significant Accounting Policies”) within the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2025.

The Corporation defines its critical accounting policies in accordance with U.S. GAAP. U.S. GAAP requires the Corporation to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on its financial condition and results of operations, as well as the specific manner in which those principles are applied. Application of assumptions different than those used by the Corporation could result in material changes in the Corporation’s financial position or results of operations. The Corporation believes its policies governing the determination of the allowance for credit losses, the fair value of available-for-sale debt securities and goodwill and other intangible assets are critical accounting policies. The Corporation’s management has reviewed and approved these critical accounting policies and has discussed these policies with its Audit Committee. The Corporation believes the critical accounting policies used in the preparation of its financial statements that require significant estimates and judgments are as follows:

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

Although the Corporation’s management uses the best information available, the level of the ACL remains an estimate which is subject to significant judgment and short-term change which could have a significant impact on the Corporation’s financial condition or results of operations. From January 1, 2026 to March 31, 2026, the level of the ACL remained consistent at $10.0 million and the ACL to total loans decreased from 0.85% to 0.84%. The Corporation’s ACL is highly sensitive to the methods, assumptions and estimates underlying its calculation. See Note 3 “Loans and Allowance for Credit Losses” within the Corporation’s Notes to the Unaudited Consolidated Financial Statements which are included in Part I of this Quarterly Report on Form 10-Q for additional qualitative and quantitative information about the Corporation’s ACL.

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

Goodwill and Other Intangible Assets

Goodwill arises from business combinations and is determined as the excess of the fair value of the consideration transferred over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill is not amortized but is periodically evaluated for impairment. Impairment testing is performed using either a qualitative or quantitative approach. The Corporation has selected September 30 as the date to perform the annual goodwill impairment test. Additionally, a goodwill impairment evaluation is performed on an interim basis when events or circumstances indicate impairment potentially exists. Based on the annual goodwill impairment test completed September 30, 2025, no impairment was noted. No assurance can be given that future impairment tests will not result in a charge to earnings.

The Corporation’s other intangible assets consist primarily of core deposit intangibles. The calculation of core deposit intangibles are based on significant judgements. Core deposit intangibles are calculated using a discounted cash flow model based on various factors including discount rate, attrition rate, interest rate, cost of alternative funds and net maintenance costs. Core deposit intangibles are amortized over the expected life of each acquired core deposit type, discounted at a long-term market oriented after-tax rate of return. Core deposit intangibles are reviewed for impairment when indicators of impairment are present. Indicators of impairment may include significant runoff or attrition. Management is not aware of any indicators of impairment related to core deposit intangibles as of March 31, 2026 or December 31, 2025.

FINANCIAL CONDITION

Total assets at March 31, 2026, were $1.717 billion, an increase of $44.1 million, or 2.6% from $1.673 billion at December 31, 2025. The change in total assets primarily reflects increases in cash and cash equivalents, available-for-sale debt securities and loans receivable. Cash and cash equivalents increased $11.9 million, available-for-sale debt securities increased $27.9 million and gross loans receivable increased $3.9 million. Total liabilities at March 31, 2026, were $1.525 billion, an increase of $44.6 million, or 3.0% from $1.481 billion at December 31, 2025. Deposit balances increased by $40.8 million since December 31, 2025.

Total average assets increased 5.4% from $1.601 billion for the three months ended March 31, 2025, to $1.688 billion for the three months ended March 31, 2026. Average earning assets were $1.571 billion for the three months ended March 31, 2026 and $1.499 billion for the three months ended March 31, 2025. Average interest-bearing liabilities were $1.197 billion for the three months ended March 31, 2026 and $1.154 billion for the three months ended March 31, 2025.

Cash and cash equivalents increased $11.9 million or 24.5% from $48.5 million at December 31, 2025 to $60.4 million at March 31, 2026. This increase is primarily related to increased correspondent bank balances resulting from strong deposit growth during the three months ended March 31, 2026.

Available-for-sale debt securities increased $28.0 million to $355.2 million at March 31, 2026 from $327.2 million at December 31, 2025. The Corporation purchased $38.6 million in available-for-sale debt securities during the three months ended March 31, 2026. Partially offsetting this activity was proceeds from paydowns, calls and maturities of available-for-sale debt securities of $8.0 million and a decrease in fair value of $3.2 million during the three months ended March 31, 2026.

Gross loans receivable held for investment increased $3.9 million or 0.3% to $1.182 billion at March 31, 2026 from $1.178 billion at December 31, 2025. New loan originations for the three months ended March 31, 2026 totaled $11.8 million. Partially offsetting this increase was the sale of approximately $9.8 million in mortgage loans for the three months ended March 31, 2026. On January 28, 2026, the Bank entered into an Asset Purchase and Interim Servicing Agreement pursuant to which the Bank agreed to sell a portfolio of 82 individual delinquent, nonperforming or reperforming 1-4 family residential mortgage loans. The outstanding principal balance of the loans was approximately $9.8 million. The sale resulted in reductions in past-due and nonaccrual residential real estate loans comparing respective March 31, 2026 and December 31, 2025 amounts.

Interest-bearing deposits increased $34.6 million to $1.170 billion at March 31, 2026 from $1.136 billion at December 31, 2025. Noninterest-bearing deposits increased 2.2% from $277.0 million at December 31, 2025 to $283.2 million at March 31, 2026. The increase in total deposits during the three months ended March 31, 2026 was a result of strong organic deposit growth in combination with a strategic initiative to reposition customer repurchase agreements, which are classified as short-term borrowings, into core deposit accounts.

Total stockholder’s equity decreased by $0.5 million, or 0.3%, from $192.5 million at December 31, 2025, to $192.1 million at March 31, 2026. This decrease is primarily attributable to earnings, net of cash dividends, offset by an increase in accumulated other comprehensive loss due to changes in the fair values of available-for-sale debt securities. Accumulated other comprehensive loss amounted to $6.6 million as of March 31, 2026 and $4.0 million as of December 31, 2025.

The loan-to-deposit ratio is a key measurement of liquidity. Our loan-to-deposit ratio decreased from 82.6% as of December 31, 2025 to 80.6% as of March 31, 2026 due to the asset/liability mix changes noted above, and remains within internal policy limits.

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

Securities

The Corporation’s investment securities portfolio provides a source of liquidity needed to meet expected loan demand and interest income to increase profitability. Additionally, the investment securities portfolio is used to meet pledging requirements to secure public deposits, customer repurchase agreements and for other purposes. Debt securities are classified as either available-for-sale or held-to-maturity at the time of purchase based on management's intent. Available-for-sale securities are carried at fair value, with unrealized holding gains and losses reported as a component of stockholders’ equity in accumulated other comprehensive income (loss), net of tax, while held-to-maturity securities are carried at amortized cost. At March 31, 2026 and December 31, 2025, all debt securities were classified as available-for-sale. Equity securities with readily determinable fair values are carried at fair value, with gains and losses due to fluctuations in market value included in the Consolidated Statements of Income. Securities with limited marketability and/or restrictions, such as FHLB of Pittsburgh stock, are carried at cost. Decisions to purchase or sell investment securities are based upon management’s current assessment of long and short-term economic and financial conditions, including the interest rate environment and asset/liability management, liquidity and tax-planning strategies.

At March 31, 2026, the investment portfolio was comprised principally of available-for-sale debt securities including, fixed-rate, taxable and tax-exempt obligations of state and political subdivisions and fixed-rate and floating-rate securities issued by U.S. government or U.S. government-sponsored agencies, which include agencies, mortgage-backed securities and collateralized mortgage obligations, or CMOs. Additionally, the Corporation holds equity investments in the stock of certain publicly traded bank holding companies. Except for U.S. government and government-sponsored agencies, there were no securities of any individual issuer that exceeded 10.0% of stockholders’ equity as of March 31, 2026.

The majority of the Corporation's debt securities are fixed-rate instruments and inherently subject to interest rate risk, as the value of fixed-rate securities fluctuates with changes in interest rates. Generally, a security's value reacts inversely with changes in interest rates. Available-for-sale securities are carried at fair value, with unrealized gains or losses reported in the accumulated other comprehensive income or loss component of stockholder's equity, net of deferred income taxes. At March 31, 2026, the Corporation reported a net unrealized loss, included in accumulated other comprehensive loss, of $6.6 million, net of deferred income taxes of $1.7 million, an increase of $2.5 million compared to the net unrealized holding loss of $4.0 million, net of deferred income taxes of $1.1 million, at December 31, 2025. Any future changes in interest rates could result in changes in the fair value of the Corporation’s securities portfolio and capital position. However, accumulated other comprehensive income and loss related to available-for-sale debt securities is excluded from regulatory capital and does not have an impact on the Corporation's regulatory capital ratios.

The following table presents the carrying value of available-for-sale debt securities, at fair value at March 31, 2026 and December 31, 2025:

	March 31, 2026			December 31, 2025
	Amortized	Fair		Amortized	Fair
(In Thousands)	Cost	Value		Cost	Value
AVAILABLE-FOR-SALE DEBT SECURITIES:
Obligation of U.S. Government Corporations and Agencies:
Mortgage-backed	$207,356	$197,990		$190,299	$182,347
Collateralized mortgage obligations	5,520	5,893		5,758	6,217
Other	69,500	68,826		54,500	53,603
Obligations of state and political subdivisions	80,932	82,297		81,625	84,890
Other debt securities	181	187		180	188
Total available-for-sale debt securities	$363,489	$355,193		$332,362	$327,245

Aggregate Unrealized Loss		$(8,296)			$(5,117)
Aggregate Unrealized Loss as a % of Amortized Cost		(2.3%	)		(1.5%	)

The following table presents the weighted-average yields on available-for-sale debt securities by major category and maturity period at March 31, 2026. Yields are calculated on the basis of the amortized cost and weighted for the scheduled maturity of each security. Because mortgage-backed securities and collateralized mortgage obligations are not due at a single maturity date, they are not included in the maturity categories in the following summary.

	Within		One-		Five-		After
	One		Five		Ten		Ten
(Dollars In Thousands)	Year	Yield	Years	Yield	Years	Yield	Years	Yield	Total	Yield
AVAILABLE-FOR-SALE DEBT SECURITIES:
Obligation of U.S. Government Corporations and Agencies:
Other	$54,500	1.09%	$15,000	3.76%	$—	—	$—	—	$69,500	1.67%
Obligations of state and political subdivisions	1,768	3.41%	8,286	4.13%	31,990	4.37%	38,888	4.58%	80,932	4.43%
Other debt securities	—	—	181	5.39%	—	—	—	—	181	5.39%
Sub-total	$56,268	1.16%	$23,467	4.63%	$31,990	4.37%	$38,888	4.58%	$150,613	3.15%

Mortgage-backed securities									207,356	3.25%
Collateralized mortgage obligations									5,520	5.16%
Total									$363,489	3.24%

Marketable Equity Securities

At March 31, 2026 and December 31, 2025, the Corporation held $1.5 million and $1.4 million, respectively, in equity securities recorded at fair value. The following is a summary of unrealized and realized gains and losses recognized in net income on equity securities during the three months ended March 31, 2026 and 2025:

	For the Three Months Ended
	March 31,
(In Thousands)	2026	2025
Net gains (losses) recognized during the period on marketable equity securities	$79	$(34)

Less: Net gains (losses) recognized during the period on marketable equity securities sold during the period	—	—

Unrealized gains (losses) recognized during the period on marketable equity securities still held at the reporting date	$79	$(34)

See Note 2 within the Corporation’s Notes to the Unaudited Consolidated Financial Statements which are included in this Quarterly Report on Form 10-Q for more information regarding Corporation’s investment portfolio as of March 31, 2026.

Loans

Gross loans receivable increased 0.3% from $1.178 billion at December 31, 2025 to $1.182 billion at March 31, 2026. The percentage distribution in the loan portfolio is shown in the tables below:

	March 31, 2026		December 31, 2025
(In Thousands)	Amount	%	Amount	%
Commercial and industrial	$94,706	8.0%	$95,352	8.1%
Commercial real estate:
Commercial mortgages	368,095	31.2%	355,557	30.2%
Student housing	49,575	4.2%	48,043	4.1%
Residential real estate	650,903	55.1%	659,627	56.0%
Consumer and other	18,240	1.5%	19,002	1.6%
Gross loans	$1,181,519	100.0%	$1,177,581	100.0%

Loan concentrations are considered to exist when there are amounts loaned to a number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. Our lending activity is heavily concentrated in the geographic market areas we serve. This geographic concentration subjects our loan portfolio to the general economic conditions within the state. The risks created by this concentration have been considered by management and are monitored on an ongoing basis. As of March 31, 2026 and December 31, 2025, there were no concentrations of loans exceeding 10% of total loans other than the categories of loans disclosed in the table above. We believe our loan portfolio is diversified relative to industry concentrations across the various loan portfolio categories.

Banking regulators have established guidelines of less than 100% of tier 1 capital plus allowance for credit losses in construction lending and less than 300% of tier 1 capital plus allowance for credit losses in commercial real estate lending that management monitors as part of the risk management process. The construction concentration ratio is a percentage of the outstanding construction and land development loans to total tier 1 capital plus allowance for credit losses. The commercial real estate concentration ratio is a percentage of the outstanding balance of non-owner occupied commercial real estate, multifamily, and construction and land development loans to tier 1 capital plus allowance for credit losses. At March 31, 2026 and December 31, 2025, the Bank’s exposure to commercial real estate was well below these guidelines.

As of March 31, 2026, commercial real estate loans totaled $417.7 million or 35.4% of total gross loans. Of this amount commercial mortgage loans represented $368.1 million or 31.2% of total gross loans and student housing loans represented $49.6 million or 4.2% of total gross loans. The following table presents the distribution of commercial real estate loans and related percentage of the total loan portfolio as of March 31, 2026 and December 31, 2025:

	March 31, 2026		December 31, 2025
(In Thousands)	Amount	%	Amount	%
Commercial real estate:
Commercial mortgages:
Commercial construction	$19,674	1.7%	$19,105	1.6%
Multifamily	76,456	6.5%	74,392	6.3%
Owner occupied nonfarm nonresidential	128,297	10.9%	122,506	10.4%
Non-owner occupied nonfarm nonresidential	94,828	8.0%	90,548	7.7%
Other commercial	48,840	4.1%	49,006	4.2%
Student housing	49,575	4.2%	48,043	4.1%
Total commercial real estate	$417,670	35.4%	$403,600	34.3%

The following table presents the maturity distribution and interest rate information of the loan portfolio by major category as of March 31, 2026:

	As of March 31, 2026

	Fixed-Rate Loans					Variable- or Adjustable-Rate Loans					All Loans
	1 Year	1-5	5-15	>15		1 Year	1-5	5-15	>15
(In Thousands)	or Less	Years	Years	Years	Total	or Less	Years	Years	Years	Total	Total
Commercial and industrial	$10,941	$17,308	$12,804	$188	$41,241	$14,372	$4,183	$22,848	$12,062	$53,465	$94,706
Commercial real estate:
Commercial mortgages	3,173	5,520	22,506	11,724	42,923	16,361	9,548	88,225	211,038	325,172	368,095
Student housing	—	2,000	1,997	—	3,997	612	5,303	14,799	24,864	45,578	49,575
Residential real estate	8,080	7,560	50,622	38,211	104,473	14,644	4,118	55,628	472,040	546,430	650,903
Consumer and other	538	4,831	2,595	342	8,306	51	676	3,313	5,894	9,934	18,240
Total	$22,732	$37,219	$90,524	$50,465	$200,940	$46,040	$23,828	$184,813	$725,898	$980,579	$1,181,519

See Note 3 within the Corporation’s Notes to the Unaudited Consolidated Financial Statements which are included in this Quarterly Report on Form 10-Q for more information regarding the Corporation’s loan portfolio as of March 31, 2026.

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

The following table presents information about non-performing assets, as of March 31, 2026 and December 31, 2025:

Non-performing Assets

	March 31,	December 31,
(dollars in thousands)	2026	2025
Non-accrual loans	$9,095	$11,523
Loans past due 90 days or more and still accruing	—	135
Total non-performing loans	9,095	11,658
Foreclosed assets held for sale	265	320
Total non-performing assets	$9,360	$11,978

Non-performing loans as a percentage of total loans, gross	0.77%	0.99%
Non-performing assets as a percentage of total assets	0.55%	0.72%
Allowance for credit losses as a percentage of total loans, gross	0.84%	0.85%
Allowance for credit losses to non-performing assets	106.50%	83.14%

Total non-performing assets amounted to $9,360,000, or 0.55% of total assets at March 31, 2026, as compared to $11,978,000, or 0.72% of total assets at December 31, 2025. For the three months ended March 31, 2026, the Corporation experienced decreases in non-accrual loans in all major loan classifications, however, the most significant decreases was in residential real estate loans which decreased $2.3 million, primarily related to the loan sale mentioned above.

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

Management believes it has been conservative in its decisions concerning identification of loans requiring individual evaluation for credit loss, estimates of loss, and nonaccrual status; however, the actual losses realized from these relationships could vary materially from the allowances calculated as of March 31, 2026. Management continues to closely monitor its loan relationships for credit losses and will adjust its estimates of loss and decisions concerning nonaccrual status, if appropriate.

Allowance for Credit Losses

The allowance for credit losses was $10.0 million at both March 31, 2026 and December 31, 2025. The allowance equaled 0.84% of total loans, net of unearned fees and costs and unamortized fair value adjustments, at March 31, 2026 as compared to 0.85% at December 31, 2025. The allowance for credit losses is analyzed quarterly and reviewed by the Corporation’s Board of Directors. Regular loan meetings with the Corporation’s Board of Directors reviewed new loans over specified thresholds. Delinquent loans, loan exceptions and certain large loans are addressed by the full Board no less than monthly to determine compliance with policies.

The following tables present the allocation of the allowance for credit losses as of March 31, 2026 and December 31, 2025:

	March 31, 2026			December 31, 2025
(dollars in thousands)	Allowance for Credit Losses	Percent of Allowance	Percent of Loans to Gross Loans	Allowance for Credit Losses	Percent of Allowance	Percent of Loans to Gross Loans
Commercial and industrial	$895	9.0%	8.0%	$1,037	10.4%	8.1%
Commercial real estate	6,323	63.4%	35.4%	6,148	61.7%	34.3%
Residential real estate	2,527	25.4%	55.1%	2,556	25.7%	56.0%
Consumer and other	223	2.2%	1.5%	218	2.2%	1.6%
Total	$9,968	100.0%	100.0%	$9,959	100.0%	100.0%

There were no material changes to the allowance for credit losses in total or on an individual segment basis from December 31, 2025 to March 31, 2026. The largest changes on an individual segment basis from December 31, 2025 to March 31, 2026 include a decrease in commercial and industrial loans from $1,037,000, or 10.4% of the total allowance, at December 31, 2025 to $895,000, or 9.0% of the total allowance, at March 31, 2026, as well as an increase in commercial real estate loans from $6,148,000, or 61.7% of the total allowance, at December 31, 2025 to $6,323,000, or 63.4% of the total allowance, at March 31, 2026. The decrease for commercial and industrial loans is primarily related to the impact of decreases in non-accrual loans, which impacted probability of default calculations, as well as a reduction in total loan volume. The increase for commercial real estate loans is primarily related to increases in loan volume and changes in qualitative factors, partially offset by the impact of lower individually evaluated allowances related to student housing loans due to a decrease in loan balances.

See Note 3 within the Corporation’s Notes to the Unaudited Consolidated Financial Statements which are included in this Quarterly Report on Form 10-Q for more information regarding the Corporation’s allowance for credit losses as of March 31, 2026.

Deposits

Deposits are the primary source of funds for the Corporation’s lending and investing activities. The Corporation provides a range of deposit services to businesses and individuals, including noninterest-bearing checking accounts, interest-bearing checking accounts, savings accounts, money market accounts and time deposits. These accounts generally earn interest at rates the Corporation establishes based on market factors and the anticipated amount and timing of funding needs. The establishment or continuity of a core deposit relationship can be a factor in loan pricing decisions. While the Corporation’s primary focus is on establishing customer relationships to attract core deposits, at times, the Corporation may use brokered deposits and other wholesale deposits to supplement its funding sources. As of March 31, 2026, the Corporation held no brokered deposits.

The following tables summarize the average balances outstanding and average interest rates for each major category of deposits for the three months ended March 31, 2026 and 2025, respectively:

	For the Three Months Ended
	March 31, 2026		March 31, 2025
	Average	Average	Average	Average	Balance Change
	Balance	Rate	Balance	Rate	Amount	%
(In Thousands)
Non-interest bearing	$274,115	-%	$264,414	-%	$9,701	3.7%
Savings	192,313	0.03	193,633	0.03	(1,320)	(0.7)
Interest-bearing demand deposits	453,854	1.98	393,666	2.20	60,188	15.3
Money market deposits	112,416	1.93	103,600	1.84	8,816	8.5
Time deposits	384,700	3.29	354,636	3.64	30,064	8.5
Total deposits	$1,417,398	1.68%	$1,309,949	1.80%	$107,449	8.2%

The Corporation believes its deposit product offerings are properly structured to attract and retain core low-cost deposit relationships. The average cost of interest-bearing deposits for the three months ended March 31, 2026 and 2025 was 2.09% and 2.25%, respectively.

At March 31, 2026, estimated uninsured deposits, or the portion of deposit accounts which exceeded the Federal Deposit Corporation insurance limit, totaled $417.0 million. Of this amount, $149.2 million was collateralized by securities pledged by the Corporation or letters of credit issued through the Federal Home Loan Bank of Pittsburgh. Time deposits of $250,000 or more totaled approximately $109.9 million at March 31, 2026.

See Note 4 within the Corporation’s Notes to the Unaudited Consolidated Financial Statements which are included in this Quarterly Report on Form 10-Q for more information regarding the Corporation’s deposits as of March 31, 2026.

Borrowings

Short-term borrowings consist primarily of securities sold under agreements to repurchase and periodic overnight or short-term Federal Home Loan Bank advances. Average short-term borrowings amounted to 1.1% and 4.7% of total interest-bearing liabilities for the three months ended March 31, 2026 and 2025, respectively. This reduction was primarily related to the migration of customer repurchase agreements as well as a paydown in short-term FHLB borrowings during 2025 and 2026.

Long-term borrowings consist of advances due to the FHLB - Pittsburgh. Under terms of a blanket agreement, the loans are secured by certain qualifying assets of the Bank which consist principally of first mortgage loans. The carrying value of these collateralized items was $821.3 million at March 31, 2026. The Bank has lines of credit with the Federal Reserve Bank Discount Window, FHLB – Pittsburgh, and Atlantic Community Bankers Bank in the aggregate amount of $592.2 million at March 31, 2026. The unused portion of these lines of credit was $545.0 million at March 31, 2026.

See Note 5 within the Corporation’s Notes to the Unaudited Consolidated Financial Statements which are included in this Quarterly Report on Form 10-Q for more information regarding the Corporation’s borrowings as of March 31, 2026.

Capital Resources

Management believes, as of March 31, 2026, that Journey Bank meets all capital adequacy requirements to which it is subject. Management annually performs stress testing on its regulatory capital levels and expects Journey Bank to maintain capital levels that exceed the regulatory standards for well-capitalized institutions for the next 12 months and for the foreseeable future.

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

The following table reflects the Bank’s actual capital amounts and ratios at March 31, 2026 and December 31, 2025:

	Journey Bank		Minimum Required For Capital Adequacy Purposes	Minimum Required For Capital Adequacy Purposes with Conservation Buffer	Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations
(Dollars in Thousands)	Amount	Ratio	Ratio	Ratio	Ratio
March 31, 2026
Total capital (to risk-weighted assets)	$173,317	17.26%	8.00%	10.50%	10.00%

Tier I capital (to risk-weighted assets)	163,615	16.29%	6.00%	8.50%	8.00%

Tier I common equity (to risk-weighted assets)	163,615	16.29%	4.50%	7.00%	6.50%

Tier I capital (to average assets)	163,615	9.88%	4.00%	4.00%	5.00%

Total risk-weighted assets	1,004,246

Total average assets	1,656,856

	Journey Bank		Minimum Required For Capital Adequacy Purposes	Minimum Required For Capital Adequacy Purposes with Conservation Buffer	Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations
(Dollars in Thousands)	Amount	Ratio	Ratio	Ratio	Ratio
December 31, 2025
Total capital (to risk-weighted assets)	$170,931	16.87%	8.00%	10.50%	10.00%

Tier I capital (to risk-weighted assets)	161,300	15.92%	6.00%	8.50%	8.00%

Tier I common equity (to risk-weighted assets)	161,300	15.92%	4.50%	7.00%	6.50%

Tier I capital (to average assets)	161,300	9.93%	4.00%	4.00%	5.00%

Total risk-weighted assets	1,013,109

Total average assets	1,624,578

RESULTS OF OPERATIONS

Net income for the three months ended March 31, 2026 was $7.2 million, or $2.02 per share, compared to $4.3 million, or $1.23 per share, for the three months ended March 31, 2025. The increase in net income for the three months ended March 31, 2026, compared to the same period in 2025, was primarily attributable to a significant increase in net interest income as well as a decrease in non-interest expense.

Net interest income increased $2.6 million, or 18.6% to $16.4 million for the three months ended March 31, 2026, from $13.9 million for the same period in 2025. Non-interest income was $2.5 million for the three months ended March 31, 2026, an increase of $0.1 million, or 1.8%, from $2.4 million for the same period in 2025, which primarily reflected a decrease in (loss) gain on sale of loans offset by increases in gains (losses) on marketable equity securities and other non-interest income. Non-interest expense was $10.2 million for the three months ended March 31, 2026, a decrease of $0.9 million, or 8.1%, from $11.1 million for the same period in 2025, which was primarily related to decreases in salaries and employee benefits and automated teller machine and interchange expenses partially offset by an increase in professional fees.

For the three months ended March 31, 2026, the annualized return on average assets was 1.72%, compared to 1.10% for the comparable period of 2025. The annualized return on average equity was 14.83% for the three months ended March 31, 2026, compared to 10.33% for the comparable period of 2025. For the three months ended March 31, 2026 the Corporation declared dividends to holders of common stock of $1.46 per share, which includes the impact of a special one-time cash dividend of $1.00 per share, as compared to $0.45 for the same period of 2025.

Net Interest Income

Net interest income is the difference between (i) interest income, interest and fees on interest-earning assets, and (ii) interest expense, interest paid on deposits and borrowed funds. Net interest income represents the largest component of the Corporation’s operating income and, as such, is the primary determinant of profitability. Net interest income is impacted by variations in the volume, rate and composition of earning assets and interest-bearing liabilities, changes in general market interest rates and the level of non-performing assets. Interest income is shown on a fully tax-equivalent basis using the corporate statutory tax rate of 21.0% in 2026 and 2025.

Tax-equivalent net interest income increased $2.6 million, or 18.2%, to $16.8 million for the three months ended March 31, 2026 compared to $14.2 million for the same period in 2025. The increase in tax-equivalent net interest income was due to an increase in tax-equivalent interest income reflecting higher earning asset volumes and yields, along with a decrease in interest expense which resulted primarily from a significant decrease in average borrowings coupled with a decrease in the average rate paid on total interest-bearing liabilities. Tax-equivalent net interest margin, a key measurement used in the banking industry to measure income from earning assets relative to the cost to fund those assets, is calculated by dividing tax-equivalent net interest income by average interest-earning assets. The Corporation’s tax-equivalent net interest margin increased 50 basis points to 4.33% for the three months ended March 31, 2026 compared to 3.83% for the same period of 2025, which was largely caused by increases in yields on earning assets along with a decrease in total in cost of funds. Additionally, interest rate spread, the difference between the average yield on interest-earning assets, shown on a fully tax-equivalent basis, and the average cost of interest-bearing liabilities, increased 54 basis points to 3.81% for the three months ended March 31, 2026 compared to 3.27% for the same period in 2025.

Tax-equivalent interest income increased $2.1 million, or 9.8%, to $23.2 million for the three months ended March 31, 2026 from $21.1 million for the same period in 2025, which was largely caused by growth in average earning assets, coupled with an increase in the tax-equivalent yield on average earning assets. Average earning assets increased $72.0 million, or 4.8%, to $1.571 billion for the three months ended March 31, 2026 from $1.499 billion for the same period in 2025, resulting in a corresponding increase to tax-equivalent interest income of $1.0 million. Specifically, average loans increased $37.8 million, or 3.3%, to $1.187 billion for the three months ended March 31, 2026 from $1.149 billion for the same period in 2025, which reflected strong organic loan growth, partially offset by the loan sale noted above. Total investment securities averaged $348.1 million for the three months ended March 31, 2026, an increase of $2.1 million, or 0.6%, compared to $346.0 million for the same period in 2025. The tax-equivalent yield on earning assets increased 27 basis points to 5.99% for the three months ended March 31, 2026 from 5.72% for the same period in 2025, which resulted in a corresponding increase in tax-equivalent interest income of $1.1 million. The Corporation's tax-equivalent yield on loans increased 15 basis points to 6.78% for the three months ended March 31, 2026 compared to 6.63% for the same period in 2025, resulting in a corresponding increase in tax-equivalent interest income of $0.5 million. Meanwhile, the tax-equivalent yield on investment securities increased 82 basis points to 3.55% for the three months ended March 31, 2026 from 2.73% for the same period in 2025 and caused a corresponding increase to tax-equivalent interest income of $0.7 million.

Interest expense decreased $0.5 million, or 7.4%, to $6.5 million for the three months ended March 31, 2026 from $7.0 million for the same period in 2025, which was primarily from a significant decrease in average borrowings, coupled with a lower overall cost of funds. Average borrowed funds, which are largely comprised of customer repurchase agreements and FHLB of Pittsburgh advances, averaged $54.0 million for the three months ended March 31, 2026, a decrease of $54.0 million from $108.0 million for the same period in 2025. Lower volumes of average borrowed funds resulted in a corresponding decrease in interest expense of $0.6 million. Total average interest-bearing deposits increased $97.7 million, or 9.3%, to $1.143 billion for the three months ended March 31, 2026, compared to $1.046 billion for the same period in 2025, which resulted in a corresponding increase in interest expense of $0.6 million. For the three months ended March 31, 2026, the Corporation's cost of funds decreased 26 basis points to 2.19% from 2.45% for the same period in 2025. The average rate paid on total borrowings decreased 15 basis points to 4.25% for the three months ended March 31, 2026 from 4.40% for the same period in 2025. The average rate paid on total interest-bearing deposits decreased 16 basis points to 2.09% for the three months ended March 31, 2026 from 2.25% for the same period in 2025, which resulted in a corresponding decrease in interest expense of $0.5 million.

The following Average Balance Sheet and Rate Analysis tables presents the average assets, actual income or expense and the average yield on assets, liabilities and stockholders' equity for the three months ended March 31, 2026 and 2025.

AVERAGE BALANCE SHEET AND RATE ANALYSIS

THREE MONTHS ENDED MARCH 31,

	2026			2025
(In Thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS:	(1)			(1)
Tax-exempt loans	$43,420	$517	4.83%	$42,842	$498	4.71%
All other loans	1,143,830	19,345	6.86%	1,106,657	18,284	6.70%
Total loans (2)(3)(4)	1,187,250	19,862	6.78%	1,149,499	18,782	6.63%

Taxable securities	268,493	1,969	2.97%	266,891	1,265	1.92%
Tax-exempt securities (3)	79,606	1,079	5.50%	79,073	1,064	5.46%
Total securities	348,099	3,048	3.55%	345,964	2,329	2.73%

Interest-bearing deposits in other banks	35,655	304	3.46%	3,568	34	3.86%

Total interest-earning assets	1,571,004	23,214	5.99%	1,499,031	21,145	5.72%

Other assets	117,040			102,340

TOTAL ASSETS	$1,688,044			$1,601,371

LIABILITIES:
Savings	$192,313	14	0.03%	$193,633	14	0.03%
Now deposits	453,854	2,219	1.98%	393,666	2,139	2.20%
Money market deposits	112,416	535	1.93%	103,600	469	1.84%
Time deposits	384,700	3,125	3.29%	354,636	3,179	3.64%
Total interest-bearing deposits	1,143,283	5,893	2.09%	1,045,535	5,801	2.25%

Short-term borrowings	12,992	95	2.97%	54,210	543	4.06%
Long-term borrowings	40,984	470	4.65%	53,769	629	4.74%
Total borrowings	53,976	565	4.25%	107,979	1,172	4.40%

Total interest-bearing liabilities	1,197,259	6,458	2.19%	1,153,514	6,973	2.45%

Noninterest-bearing deposits	274,115			264,414
Other liabilities	20,979			12,801
Stockholders' equity	195,691			170,642
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$1,688,044			$1,601,371
Interest rate spread (6)			3.81%			3.27%
Net interest income/margin (5)		$16,756	4.33%		$14,172	3.83%

(1)	Average volume information was compared using daily averages for interest-earning and bearing accounts.
(2)	Interest on loans includes loan fee income.
(3)	Tax exempt interest revenue is shown on a tax-equivalent basis using a statutory federal income tax rate of 21 percent for 2026 and 2025.
(4)	Nonaccrual loans have been included with loans for the purpose of analyzing net interest earnings.
(5)	Net interest margin is computed by dividing annualized tax-equivalent net interest income by total interest earning assets.
(6)	Interest rate spread represents the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.

Reconcilement of Taxable Equivalent Net Interest Income
	For the Three Months Ended March 31,
	2026	2025
(In Thousands)
Total interest income	$22,901	$20,841
Total interest expense	6,458	6,973

Net interest income	16,443	13,868
Tax equivalent adjustment	313	304

Net interest income
(fully taxable equivalent)	$16,756	$14,172

Rate/Volume Analysis

To enhance the understanding of the effects of volumes (the average balance of earning assets and costing liabilities) and average interest rate fluctuations on the Consolidated Balance Sheets as it pertains to net interest income, the table below reflects these changes for the three months ended March 31, 2026 versus March 31, 2025:

	Three Months Ended March 31,
	2026 vs 2025
	Increase (Decrease)
	Due to
(In Thousands)	Volume	Rate	Net
Interest income:
Loans, tax-exempt	$7	$12	$19
Loans	614	447	1,061
Taxable investment securities	8	696	704
Tax-exempt investment securities	7	8	15
Interest bearing deposits	306	(36)	270
Total interest-earning assets	942	1,127	2,069

Interest expense:
Savings	—	—	—
NOW deposits	327	(247)	80
Money market deposits	40	26	66
Time deposits	269	(323)	(54)
Short-term borrowings	(413)	(35)	(448)
Long-term borrowings, FHLB	(150)	(9)	(159)
Total interest-bearing liabilities	73	(588)	(515)
Change in net interest income	$869	$1,715	$2,584

Provision for Credit Losses

A summary of the provision for credit losses for the three months ended March 31, 2026 and 2025, is as follows:

	For the Three Months
	Ended March 31,
(In Thousands)	2026	2025
Provision for credit losses:
Loans receivable	$67	$110
Off-balance sheet exposures	2	—
Total provision for credit losses	$69	$110

For the three months ended March 31, 2026, there was a provision for credit losses of $69,000, a decrease of $41,000 in expense compared to a provision for credit losses of $110,000 for the three months ended March 31, 2025. The provision for the three months ended March 31, 2026 included expense related to loans receivable of $67,000 and expense related to off-balance sheet exposures of $2,000.

The provision amounts for the three months ended March 31, 2026 and 2025 primarily reflect an increase in volume in the loan portfolio, changes in non-accrual loans which impact probability of default calculations and changes in qualitative factors related to the volume and severity of past due loans and loan grade migration.

See Note 3 within the Corporation’s Notes to the Unaudited Consolidated Financial Statements which are included in this Quarterly Report on Form 10-Q for more information regarding the Corporation’s allowance for credit losses as of March 31, 2026.

Non-interest Income

Total non-interest income increased $45,000 to $2,490,000 for the first quarter 2026, compared to the first quarter 2025 amount of $2,445,000. For the first quarter 2026, a $637,000 loss on sale of loans was recorded, compared to a gain on sale of loans of $83,000 for the first quarter 2025. As noted above, on January 28, 2026, the Bank entered into an Asset Purchase and Interim Servicing Agreement pursuant to which the Bank agreed to sell a portfolio of 82 individual delinquent, nonperforming or reperforming 1-4 family residential mortgage loans. The purchase price was approximately $9.1 million and was paid in cash. The outstanding principal balance of the loans was approximately $9.8 million. The resulting pretax loss of $714,000 was recognized during the first quarter 2026. This loss was partially offset by ongoing gains on sale of loans of $77,000 recognized during the first quarter 2026. Other significant variances in total non-interest income included a sales tax refund received from the Commonwealth of Pennsylvania of $454,000 during the first quarter 2026 resulting from a state sales and use tax review engagement, an increase in gains (losses) on marketable equity securities of $113,000 due to market value changes comparing the first quarter 2026 to the first quarter 2025 and an increase in other non-interest income of $126,000 due primarily to a $94,000 gain on sale of foreclosed assets held for sale recorded during the first quarter 2026.

	For the Three Months Ended
	March 31, 2026		March 31, 2025		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Service charges and fees	$753	30.2%	$722	29.5%	$31	4.3%
Interchange fees	617	24.8	623	25.5	(6)	(1.0)
Gain on sale of loans	(637)	(25.6)	83	3.4	(720)	(867.5)
Pennsylvania sales tax refund	454	18.2	—	—	454	—
Earnings on bank-owned life insurance	232	9.3	231	9.4	1	0.4
Brokerage	238	9.6	233	9.5	5	2.1
Trust	279	11.2	238	9.7	41	17.2
Gains on marketable equity securities	79	3.2	(34)	(1.4)	113	(332.4)
Other non-interest income	475	19.1	349	14.4	126	36.1
Total non-interest income	$2,490	100.0%	$2,445	100.0%	$45	1.8%

Non-interest Expense

Total non-interest expense decreased $894,000 from $11,091,000 for the first quarter 2025, to $10,197,000 for the first quarter 2026. Salaries and employee benefits expense of $5,333,000 for the first quarter 2026 decreased $987,000 from $6,320,000 for the first quarter 2025. The Corporation recorded one-time pretax expenses totaling $1,295,000 in conjunction with the retirement of its Executive Chairman during the first quarter 2025. This decrease was partially offset by health insurance expenses associated with the Corporation’s partially self-funded health insurance plan which were $165,000 higher in the first quarter 2026 than the first quarter 2025 along with ongoing salary and wage increases for employees. Other significant variances in total non-interest expense included an increase in professional fees of $196,000 due primarily to fees paid in conjunction with the sales and use tax review engagement noted above and a decrease in automated teller machine and interchange expenses of $102,000 due primarily to lower automated teller machine processing expenses comparing the first quarter 2026 to the first quarter 2025.

One standard to measure non-interest expense is to express annualized non-interest expense as a percentage of average total assets. For the three months ended March 31, 2026 and 2025 this percentage was 2.50% and 2.81%, respectively.

	For the Three Months Ended
	March 31, 2026		March 31, 2025		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Salaries and employee benefits	$5,333	52.3%	$6,320	57.0%	$(987)	(15.6)%
Occupancy	734	7.2	720	6.5	14	1.9
Furniture and equipment	379	3.7	426	3.8	(47)	(11.0)
Pennsylvania shares tax	375	3.7	301	2.7	74	(24.6)
Professional fees	644	6.3	448	4.0	196	43.8
Director's fees	167	1.6	153	1.4	14	9.2
Federal deposit insurance	195	1.9	218	2.0	(23)	(10.6)
Data processing and telecommunications	879	8.6	839	7.6	40	4.8
Automated teller machine and interchange	162	1.6	264	2.4	(102)	(38.6)
Amortization of intangibles	454	4.5	510	4.6	(56)	(11.0)
Other non-interest expense	875	8.6	892	8.0	(17)	(1.9)
Total non-interest expense	$10,197	100.0%	$11,091	100.0%	$(894)	(8.1)%

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

The Bank reviews cash flow projections regularly and updates them in order to maintain liquid assets at levels believed to meet the requirements of normal operations, including loan commitments and potential deposit outflows from maturing certificates of deposit and savings withdrawals. While deposits and securities sold under agreements to repurchase are its primary source of funds, when needed it is also able to generate cash through borrowings from the FHLB. At March 31, 2026, the Bank had remaining available capacity with FHLB, subject to certain collateral restrictions, of $545.0 million.

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

The statement of cash flows presents the change in cash and cash equivalents from operating, investing and financing activities. Cash and due from banks and interest-bearing deposits in other banks, which comprise cash and cash equivalents, are the Corporation’s most liquid assets. Cash and cash equivalents totaled $60.4 million at March 31, 2026, an increase of $11.9 million from $48.5 million at December 31, 2025, as net cash inflows reported from operating and financing activities outpaced net cash outflows from investing activities for the three months ended March 31, 2026.

Net cash outflows from investing activities used $42.1 million of cash and cash equivalents during the three months ended March 31, 2026. Accounting for the majority of the net cash outflows was $8.0 million related to proceeds from sales, paydowns, calls and maturities of available-for-sale debt securities which was offset by purchases of available-for-sale debt securities of $38.6 million and a net increase in loans of $11.8 million, which reflected strong loan demand. Financing activities provided $37.4 million in net cash, which resulted primarily from a $40.8 million increase in deposits, partially offset by decreases in short-term borrowings, consisting of customer repurchase agreements and short-term FHLB borrowings, of $1.8 million along with cash dividends paid of $1.6 million. Operating activities include net income, adjusted for the effects of non-cash transactions including, among others, depreciation and amortization and the provision for credit losses, and is the primary source of cash flows from operations. For the three months ended March 31, 2026, operating activities provided the Corporation with $16.6 million in net cash, which primarily reflected net income of $7.2 million and proceeds from the sale of mortgage loans of $12.3 million.

The Corporation regularly analyzes its ability to generate adequate amounts of cash to meet its short and long-term cash requirements and plans. As part of its quarterly asset liability management procedures, the Corporation performs liquidity cash flow forecasts in various base level and stress scenarios to monitor future cash needs. As of March 31, 2026, the Corporation is expected to maintain an adequate cash balance over the next 12 months. The Corporation has not identified any known demands, commitments, events or uncertainties that would result or that are reasonably likely to result in its liquidity position materially increasing or decreasing over the next 12 months. The Corporation’s long-term cash needs are regularly analyzed through its strategic planning process, which includes a detailed review of liquidity and funding needs.

We manage liquidity on a daily basis. We believe that our liquidity is sufficient to meet present and future financial obligations and commitments on a timely basis. However, see potential liquidity risk factors at Item 1A – Risk Factors of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2025 and refer to the Consolidated Statements of Cash Flows in this Form 10-Q.

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

To manage the interest sensitivity position, an asset/liability model called "gap analysis" is used to monitor the difference in the volume of the Bank's interest sensitive assets and liabilities that mature or reprice within given periods. A positive gap (asset sensitive) indicates that more assets reprice during a given period compared to liabilities, while a negative gap (liability sensitive) has the opposite effect. The Bank employs computerized net interest income simulation modeling to assist in quantifying interest rate risk exposure. This process measures and quantifies the impact on net interest income through varying interest rate changes and balance sheet compositions. The use of this model assists the ALCO to gauge the effects of the interest rate changes on interest sensitive assets and liabilities in order to determine what impact these rate changes will have upon our net interest spread. At March 31, 2026, our cumulative gap positions were within the internal risk management guidelines.

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

The following table illustrates the simulated impact of parallel and instantaneous interest rate shocks of +100, +200, +300, -100, -200, and -300 basis points on net interest income and the change in economic value over a one-year time horizon from the March 31, 2026 levels:

	Rates +100		Rates +200		Rates +300		Rates -100		Rates -200		Rates -300
	Simulation Results	Policy Limit	Simulation Results	Policy Limit	Simulation Results	Policy Limit	Simulation Results	Policy Limit	Simulation Results	Policy Limit	Simulation Results	Policy Limit
Earnings at risk:
Percent change in net interest income	0.51%	-10.00%	-2.66%	-15.00%	-6.09%	-20.00%	3.91%	-10.00%	4.31%	-15.00%	6.58%	-20.00%

Economic value at risk:
Percent change in economic value of equity	-5.51%	-15.00%	-12.44%	-25.00%	-20.24%	-30.00%	1.35%	-15.00%	2.11%	-25.00%	3.69%	-30.00%

Model results from the simulation at March 31, 2026 indicated that the Bank was projected to see an increase in net interest income over a one-year horizon in any of the rate shock scenarios, with the exception of the +200 and +300 scenarios, which showed 2.66% and 6.09% decreases, respectively. The percent change in EVE is expected to decrease in all rates up scenarios and increase in all rates down scenarios. All modeled exposures to net interest income and EVE for the next twelve-month horizon are within internal ALCO policy guidelines.

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

The CEO and CFO have evaluated the changes to our internal controls over financial reporting that occurred during our fiscal Quarter Ended March 31, 2026, as required by Rules 13a-15(d) and 15d-15(d) under the Securities Exchange Act of 1934, as amended, and have concluded that there were no changes that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II Other Information

Item 1. Legal Proceedings

At March 31, 2026, the Corporation was not involved in any legal proceedings, other than routine legal proceedings in the ordinary course of business which involve amounts which, in the aggregate, are believed by management to be immaterial to the financial condition of the Corporation. In addition, no material proceedings are pending or are known to be threatened or contemplated against the Corporation by government authorities.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in Item 1A of the Corporation’s Form 10-K filed March 6, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None

(b)	Not applicable

(c)	Effective May 14, 2024, the Corporation’s Board of Directors authorized a treasury stock repurchase program. Under the program, the Corporation was authorized to repurchase up to 178,614 shares of the Corporation’s common stock. During the first quarter 2026, the Corporation did not repurchase any shares of its common stock.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

(a)	There was no information the Corporation was required to disclose in a report on Form 8-K during the first quarter of 2026 that was not disclosed.

(b)	There were no material changes to the procedures by which security holders may recommend nominees to the Corporation’s board of directors during the first quarter of 2026.

(c)	During the first quarter of 2026, no director or officer of the Corporation adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.

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

31.2 Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1 Section 1350 Certification of Chief Executive Officer

32.2 Section 1350 Certification of Chief Financial Officer

101 The following materials from the Corporation’s Quarterly Report on Form 10-Q for the period ended March 31, 2026, formatted in XBRL (Extensible Business Reporting Language); (i) the Consolidated Balance Sheets (unaudited), (ii) the Consolidated Statements of Income (unaudited), (iii) the Consolidated Statements of Comprehensive Income (unaudited), (iv) the Consolidated Statements of Changes in Stockholders’ Equity (unaudited), (v) the Consolidated Statements of Cash Flows (unaudited), and (vi) the Notes to Unaudited Consolidated Financial Statements.

104 Cover Page for Interactive Data File (embedded with the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Muncy Columbia Financial Corporation

(Registrant)

By:	/s/ Lance O. Diehl	Date: May 8, 2026
Lance O. Diehl President and Chief Executive Officer (Principal Executive Officer)
By:	/s/ Joseph K. O’Neill, Jr.	Date: May 8, 2026
Joseph K. O’Neill, Jr. Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)