Form 10-Q
period 2026-06-30
MUNCY COLUMBIA FINANCIAL Corp
filed 2026-08-07
CIK 731122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Common stock, $1.25 par value, 10,614,047 shares outstanding as of August 7, 2026.

Muncy Columbia Financial Corporation

PART I Financial Information

Item 1. Financial Statements

Muncy Columbia Financial Corporation
Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Data) (Unaudited)	June 30, 2026	December 31, 2025
ASSETS
Cash and due from banks	$16,327	$12,828
Interest-bearing deposits in other banks	3,817	35,712
Total cash and cash equivalents	20,144	48,540

Available-for-sale debt securities, at fair value	328,225	327,245
Marketable equity securities, at fair value	1,616	1,411
Restricted investment in bank stocks, at cost	4,690	5,412
Loans held for sale	1,354	847

Loans receivable	1,206,184	1,177,581
Allowance for credit losses	(10,261)	(9,959)
Loans, net	1,195,923	1,167,622

Premises and equipment, net	26,449	26,263
Foreclosed assets held for sale	—	320
Accrued interest receivable	5,567	5,063
Bank-owned life insurance	41,170	41,740
Investment in limited partnerships	3,973	4,346
Deferred tax asset, net	5,809	5,992
Goodwill	25,609	25,609
Other intangible assets, net	7,134	8,042
Other assets	4,669	4,747
TOTAL ASSETS	$1,672,332	$1,673,199

LIABILITIES
Interest-bearing deposits	$1,156,203	$1,135,740
Noninterest-bearing deposits	277,392	277,012
Total deposits	1,433,595	1,412,752

Short-term borrowings	24,296	12,455
Long-term borrowings	—	40,584
Accrued interest payable	1,539	1,644
Other liabilities	14,235	13,223
TOTAL LIABILITIES	1,473,665	1,480,658

STOCKHOLDERS' EQUITY
Common stock, par value $1.25 per share; 15,000,000 shares authorized; issued 10,922,772 and outstanding 10,614,047 at June 30, 2026; issued 10,918,987 and outstanding 10,610,262 at December 31, 2025	13,653	4,807
Additional paid-in capital	74,949	83,720
Retained earnings	126,866	119,364
Accumulated other comprehensive loss	(5,494)	(4,043)
Treasury stock, at cost; 308,725 shares at June 30, 2026 and December 31, 2025	(11,307)	(11,307)
TOTAL STOCKHOLDERS' EQUITY	198,667	192,541
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,672,332	$1,673,199

* All share amounts have been adjusted to reflect the three-for-one stock split effective May 15, 2026.

See accompanying notes to the unaudited consolidated financial statements.

Muncy Columbia Financial Corporation
Consolidated Statements of Income

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(In Thousands, Except Share and Per Share Data) (Unaudited)	2026	2025	2026	2025
INTEREST AND DIVIDEND INCOME
Interest and fees on loans:
Taxable	$19,642	$18,805	$38,987	$37,089
Tax-exempt	394	420	807	818
Interest and dividends on investment securities:
Taxable	2,202	1,311	4,035	2,408
Tax-exempt	864	860	1,734	1,720
Dividend and other interest income	138	165	274	333
Deposits in other banks	159	101	463	135
TOTAL INTEREST AND DIVIDEND INCOME	23,399	21,662	46,300	42,503

INTEREST EXPENSE
Deposits	6,051	6,037	11,944	11,838
Short-term borrowings	118	252	213	795
Long-term borrowings	461	565	931	1,194
TOTAL INTEREST EXPENSE	6,630	6,854	13,088	13,827

NET INTEREST INCOME	16,769	14,808	33,212	28,676

PROVISION FOR CREDIT LOSSES	394	254	463	364

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	16,375	14,554	32,749	28,312

NON-INTEREST INCOME
Service charges and fees	749	709	1,502	1,431
Interchange fees	672	673	1,289	1,296
Gain (loss) on sale of loans	155	71	(482)	154
Earnings on bank-owned life insurance	257	233	489	464
Gain on settlement of bank-owned life insurance claims	605	—	605	—
Brokerage	310	252	548	485
Trust	300	280	579	518
Gains (losses) on marketable equity securities	126	14	205	(20)
Realized losses on available-for-sale debt securities, net	(1,445)	(426)	(1,445)	(426)
Other non-interest income	831	431	1,760	780
TOTAL NON-INTEREST INCOME	2,560	2,237	5,050	4,682

NON-INTEREST EXPENSE
Salaries and employee benefits	5,580	4,984	10,913	11,304
Occupancy	682	640	1,416	1,360
Furniture and equipment	357	460	736	886
Pennsylvania shares tax	374	301	749	602
Professional fees	445	414	1,089	862
Director's fees	161	165	328	318
Federal deposit insurance	195	217	390	435
Data processing and telecommunications	962	1,078	1,841	1,917
Automated teller machine and interchange	140	101	302	365
Amortization of intangibles	454	511	908	1,021
Other non-interest expense	1,070	985	1,945	1,877
TOTAL NON-INTEREST EXPENSE	10,420	9,856	20,617	20,947

INCOME BEFORE INCOME TAX PROVISION	8,515	6,935	17,182	12,047
INCOME TAX PROVISION	1,360	1,167	2,871	1,934
NET INCOME	$7,155	$5,768	$14,311	$10,113

EARNINGS PER SHARE - BASIC AND DILUTED	$0.67	$0.54	$1.35	$0.95
WEIGHTED AVERAGE SHARES OUTSTANDING	10,612,247	10,601,932	10,611,271	10,600,067

* All share and per share amounts have been adjusted to reflect the three-for-one stock split effective May 15, 2026.

See accompanying notes to the unaudited consolidated financial statements.

Muncy Columbia Financial Corporation
Consolidated Statements of Comprehensive Income

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(In Thousands) (Unaudited)	2026	2025	2026	2025
Net Income	$7,155	$5,768	$14,311	$10,113
Other comprehensive income (loss):
Unrealized holding (losses) gains on available-for-sale debt securities	(103)	2,639	(3,282)	5,400
Tax effect	21	(555)	689	(1,134)
Net realized losses included in net income	1,445	426	1,445	426
Tax effect	(303)	(89)	(303)	(89)
Other comprehensive income (loss), net	1,060	2,421	(1,451)	4,603
Comprehensive income	$8,215	$8,189	$12,860	$14,716

See accompanying notes to the unaudited consolidated financial statements.

Muncy Columbia Financial Corporation
Consolidated Statements of Changes in Stockholders' Equity

					Accumulated
	Common		Additional		Other		Total
(In Thousands Except Share and Per Share Data)	Stock		Paid-In	Retained	Comprehensive	Treasury	Stockholders'
(Unaudited)	Shares	Amount	Capital	Earnings	Loss	Stock	Equity
For the three months ended:
Balance, March 31, 2026	10,920,952	$4,808	$83,756	$121,355	$(6,554)	$(11,307)	$192,058
Net income	—	—	—	7,155	—	—	7,155
Other comprehensive income	—	—	—	—	1,060	—	1,060
Common stock issuance under employee stock purchase plan	1,820	2	33	—	—	—	35
Recognition of employee stock purchase plan expense	—	—	3	—	—	—	3
Cash dividends ($0.155 per share)	—	—	—	(1,644)	—	—	(1,644)
Three-for-one stock split in the form of a stock dividend	—	8,843	(8,843)	—	—	—	—
Balance, June 30, 2026	10,922,772	$13,653	$74,949	$126,866	$(5,494)	$(11,307)	$198,667

Balance, March 31, 2025	10,910,623	$4,804	$83,594	$106,023	$(11,714)	$(11,307)	$171,400
Net income	—	—	—	5,768	—	—	5,768
Other comprehensive income	—	—	—	—	2,421	—	2,421
Common stock issuance under employee stock purchase plan	3,096	1	37	—	—	—	38
Recognition of employee stock purchase plan expense	—	—	5	—	—	—	5
Cash dividends ($0.317 per share)	—	—	—	(3,357)	—	—	(3,357)
Balance, June 30, 2025	10,913,719	$4,805	$83,636	$108,434	$(9,293)	$(11,307)	$176,275

For the six months ended:
Balance, December 31, 2025	10,918,987	$4,807	$83,720	$119,364	$(4,043)	$(11,307)	$192,541
Net income	—	—	—	14,311	—	—	14,311
Other comprehensive loss	—	—	—	—	(1,451)	—	(1,451)
Common stock issuance under employee stock purchase plan	3,785	3	65	—	—	—	68
Recognition of employee stock purchase plan expense	—	—	7	—	—	—	7
Cash dividends ($0.642 per share)	—	—	—	(6,809)	—	—	(6,809)
Three-for-one stock split in the form of a stock dividend	—	8,843	(8,843)	—	—	—	—
Balance, June 30, 2026	10,922,772	$13,653	$74,949	$126,866	$(5,494)	$(11,307)	$198,667

Balance, December 31, 2024	10,906,864	$4,802	$83,543	$103,268	$(13,896)	$(11,307)	$166,410
Net income	—	—	—	10,113	—	—	10,113
Other comprehensive income	—	—	—	—	4,603	—	4,603
Common stock issuance under employee stock purchase plan	6,855	3	83	—	—	—	86
Recognition of employee stock purchase plan expense	—	—	10	—	—	—	10
Cash dividends ($0.467 per share)	—	—	—	(4,947)	—	—	(4,947)
Balance, June 30, 2025	10,913,719	$4,805	$83,636	$108,434	$(9,293)	$(11,307)	$176,275

* All share and per share amounts have been adjusted to reflect the three-for-one stock split effective May 15, 2026.

See accompanying notes to the unaudited consolidated financial statements.

Muncy Columbia Financial Corporation
Consolidated Statements of Cash Flows

	For the Six Months Ended
	June 30,
(In Thousands) (Unaudited)	2026	2025
		2015
OPERATING ACTIVITIES
Net Income	$14,311	$10,113
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	463	364
Depreciation and amortization of premises and equipment	751	739
Accretion of loan fair value adjustments, net	(4,454)	(4,936)
Amortization of deposit fair value adjustments, net	84	169
(Gains) losses on marketable equity securities	(205)	20
Realized losses on available-for-sale debt securities, net	1,445	426
Accretion of investment securities, net	(1,089)	(500)
(Gains) losses on disposal of premises and equipment, net	(5)	59
Gain on sale of foreclosed assets held for sale, net	(90)	(10)
Deferred income taxes	569	581
Earnings on bank-owned life insurance	(489)	(464)
Loss (gain) on sale of loans	482	(154)
Proceeds from sale of mortgage loans	18,960	6,322
Originations of mortgage loans held for resale	(10,093)	(7,196)
Amortization of intangibles	908	1,021
Amortization of investment in limited partnerships	373	373
Gain on settlement of bank-owned life insurance claims	(605)	—
(Increase) decrease in accrued interest receivable and other assets	(426)	666
Increase in accrued interest payable and other liabilities	907	2,110
Other, net	398	141
Net cash provided by operating activities	22,195	9,844
INVESTING ACTIVITIES
Available-for-sale debt securities:
Purchases	(54,179)	(37,240)
Proceeds from sales	11,266	29,574
Proceeds from paydowns, calls and maturities	39,740	44,050
Purchase of bank-owned life insurance	(44)	(44)
Proceeds from settlement of bank-owned life insurance claims	1,708	—
Proceeds from redemption of restricted investment in bank stocks	2,430	4,268
Purchase of restricted investment in bank stocks	(1,708)	(2,876)
Net increase in loans	(34,381)	(26,324)
Proceeds from sale of premises and equipment	5	—
Proceeds from sale of foreclosed assets held for sale	625	80
Acquisition of customer relationship intangibles	—	(18)
Acquisition of premises and equipment	(928)	(1,094)
Net cash (used for) provided by investing activities	(35,466)	10,376
FINANCING ACTIVITIES
Net increase in deposits	20,759	68,465
Net increase (decrease) in short-term borrowings	11,841	(50,267)
Repayment of long-term borrowings	(40,984)	(10,225)
Proceeds from issuance of common stock	68	86
Cash dividends paid	(6,809)	(4,947)
Net cash (used for) provided by financing activities	(15,125)	3,112
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(28,396)	23,332
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	48,540	17,380
CASH AND CASH EQUIVALENTS, END OF PERIOD	$20,144	$40,712

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest paid	$13,193	$13,906
Income taxes paid	2,450	300
Loans transferred to foreclosed assets held for sale	215	70
Loans transferred to held for sale	9,856	—

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

BASIS OF PRESENTATION

The consolidated financial information included herein, except the consolidated balance sheet dated December 31, 2025, is unaudited. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. Prior period amounts have been reclassified when necessary to conform to the current period’s presentation. Such reclassifications did not have an impact on the operating results or financial position of the Corporation. Operating results for the three and six months ended June 30, 2026, are not necessarily indicative of the results for the year ending December 31, 2026.

These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation’s audited financial statements, included in the Annual Report filed on Form 10-K as of and for the year ended December 31, 2025.

STOCK SPLIT

On April 23, 2026, the Corporation’s Board of Directors declared a three-for-one stock split in the form of a 200% stock dividend on its outstanding shares of common stock. Each shareholder of record as of the close of business on May 7, 2026 received two additional shares of common stock for each share then held, effective May 15, 2026. The dividend was paid in authorized but unissued shares of common stock of the Corporation. The par value of the Corporation's stock was not affected by the split and remained at $1.25 per share. All share and per share amounts reported in the unaudited consolidated financial statements have been adjusted to reflect the three-for-one stock split.

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

2. SECURITIES

The amortized cost, related estimated fair value, and unrealized gains and losses of available-for-sale debt securities were as follows at June 30, 2026 and December 31, 2025:

	June 30, 2026
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Obligations of U.S. Government agencies or corporations	$61,500	$—	$(542)	$60,958
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or corporations:
Residential mortgage-backed securities	187,375	236	(9,571)	178,040
Residential collateralized mortgage obligations	5,344	335	(3)	5,676
Obligations of states and political subdivisions	80,678	2,683	(94)	83,267
Other debt securities	282	2	—	284
Total available-for-sale debt securities	$335,179	$3,256	$(10,210)	$328,225

	December 31, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Obligations of U.S. Government agencies or corporations	$54,500	$—	$(897)	$53,603
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or corporations:
Residential mortgage-backed securities	190,299	1,132	(9,084)	182,347
Residential collateralized mortgage obligations	5,758	459	—	6,217
Obligations of states and political subdivisions	81,625	3,338	(73)	84,890
Other debt securities	180	8	—	188
Total available-for-sale debt securities	$332,362	$4,937	$(10,054)	$327,245

Securities available-for-sale with an aggregate fair value of $166,788,000 and $168,782,000 at June 30, 2026 and December 31, 2025, respectively, were pledged to secure public funds, trust funds, securities sold under agreements to repurchase and other balances as required by law.

The amortized cost and estimated fair value of investment securities, by expected maturity, are shown below at June 30, 2026. Expected maturities on debt securities will differ from contractual maturities, because some borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized
(In Thousands)	Cost	Fair Value
Due in one year or less	$33,332	$33,017
Due after one year to five years	39,867	39,804
Due after five years to ten years	32,981	33,775
Due after ten years	36,280	37,913
Sub-total	142,460	144,509

Residential mortgage-backed securities	187,375	178,040
Residential collateralized mortgage obligations	5,344	5,676
Total available-for-sale debt securities	$335,179	$328,225

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

The following table presents the gross proceeds received, and gross realized gains and losses, on sales and calls of available-for-sale debt securities for the three and six months ended June 30, 2026 and 2025. Gains and losses realized on sales and calls of available-for-sale debt securities are included in non-interest income in the Consolidated Statements of Income.

	For the Three Months June 30,		For the Six Months Ended June 30,
(In Thousands)	2026	2025	2026	2025
Gross proceeds received	$11,266	$29,574	$11,266	$29,574
Gross realized gains	43	—	43	—
Gross realized losses	(1,488)	(426)	(1,488)	(426)

The following summary shows the gross unrealized losses and fair value, aggregated by investment category of those individual securities for which an allowance for credit losses has not been recorded that have been in a continuous unrealized loss position for less than or more than 12 months as of June 30, 2026 and December 31, 2025:

	June 30, 2026
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
Obligations of U.S. Government agencies or corporations	$29,871	$(229)	$31,186	$(313)	$61,057	$(542)
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or corporations:
Residential mortgage-backed securities	77,028	(1,691)	69,044	(7,880)	146,072	(9,571)
Residential collateralized mortgage obligations	320	(3)	—		320	(3)
Obligations of states and political subdivisions	9,034	(74)	399	(20)	9,433	(94)
Total available-for-sale debt securities	$116,253	$(1,997)	$100,629	$(8,213)	$216,882	$(10,210)

	December 31, 2025
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
Obligations of U.S. Government agencies or corporations	$—	$—	$53,603	$(897)	$53,603	$(897)
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or corporations:
Residential mortgage-backed securities	36,300	(208)	87,734	(8,876)	124,034	(9,084)
Obligations of states and political subdivisions	2,995	(19)	2,498	(54)	5,493	(73)
Total available-for-sale debt securities	$39,295	$(227)	$143,835	$(9,827)	$183,130	$(10,054)

At June 30, 2026, the Corporation had a total of 58 debt securities that have been in a gross unrealized loss position for less than twelve months with depreciation of 1.7% from the Corporation’s amortized cost basis.

At June 30, 2026, the Corporation had a total of 79 debt securities that have been in a gross unrealized loss position for greater than twelve months with depreciation of 8.3% from the Corporation’s amortized cost basis.

At June 30, 2026, unrealized losses on debt securities have not been recognized into income because the issuer’s bonds are of high credit quality (rated BBB or higher), management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions. The fair value is expected to recover as the bonds approach maturity.

As of June 30, 2026 and December 31, 2025, no allowance for credit loss (“ACL”) was required for debt securities. The Bank does not have the intent to sell and does not believe it will be more likely than not to be required to sell any of these securities prior to a recovery of their fair value to amortized cost, which may be at maturity.

As of June 30, 2026, all debt securities were rated above investment grade. Based on the payment status, rating and management’s evaluation of these securities, no ACL was required for the debt securities as of June 30, 2026. As of June 30, 2026, the underlying issuers continue to make timely principal and interest payments on the securities.

Equity securities with a readily determinable fair value are stated at fair value with realized and unrealized gains and losses reported in income. At June 30, 2026 and December 31, 2025, the Corporation held $1,616,000 and $1,411,000, respectively, in marketable equity securities recorded at fair value. The following is a summary of unrealized and realized gains and losses recognized in net income on marketable equity securities during the three and six months ended June 30, 2026 and 2025:

	For the Three Months		For the Six Months Ended
	Ended June 30,		June 30,
(In Thousands)	2026	2025	2026	2025
Net gains (losses) recognized during the period on marketable equity securities	$126	$14	$205	$(20)

Less: Net gains (losses) recognized during the period on marketable equity securities sold during the period	—	—	—	—

Unrealized gains (losses) recognized during the period on marketable equity securities still held at the reporting date	$126	$14	$205	$(20)

3. LOANS AND ALLOWANCE FOR CREDIT LOSSES

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at their outstanding unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment to yield (interest income) over the life of the loan. Deferred fees and costs amounted to $709,000 at June 30, 2026 and $747,000 at December 31, 2025 and are included with the outstanding unpaid principal balances.

The segments of the Corporation’s loan portfolio are disaggregated into classes that allow management to monitor risk and performance. The loan classes used are consistent with the internal reports evaluated by the Corporation’s management and Board of Directors to monitor risk and performance within the various segments of its loan portfolio.

Major classifications of loans at June 30, 2026 and December 31, 2025 consisted of:

(In Thousands)	June 30, 2026	December 31, 2025
Commercial and industrial	$86,234	$95,352
Commercial real estate:
Commercial mortgages	386,078	355,557
Student housing	49,650	48,043
Residential real estate	665,740	659,627
Consumer and other	18,482	19,002
Gross loans	$1,206,184	$1,177,581

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

The following table presents the activity in the allowance for credit losses by portfolio segment for the three and six months ended June 30, 2026 and 2025:

	For the Three Months Ended June 30, 2026
		Commercial	Residential
	Commercial and	Real	Real	Consumer
(In Thousands)	Industrial	Estate	Estate	and Other	Total
Balance, March 31, 2026	$895	$6,323	$2,527	$223	$9,968
Provision (credit) for credit losses on loans (a)	(92)	205	202	81	396
Loans charged off	(71)	—	—	(89)	(160)
Recoveries	33	—	23	1	57
Balance, June 30, 2026	$765	$6,528	$2,752	$216	$10,261

	For the Three Months Ended June 30, 2025
		Commercial	Residential
	Commercial and	Real	Real	Consumer
(In Thousands)	Industrial	Estate	Estate	and Other	Total
Balance, March 31, 2025	$1,402	$6,409	$2,014	$160	$9,985
Provision (credit) for credit losses on loans (a)	34	(3)	193	32	256
Loans charged off	—	—	(16)	(60)	(76)
Recoveries	1	1	—	—	2
Balance, June 30, 2025	$1,437	$6,407	$2,191	$132	$10,167

	For the Six Months Ended June 30, 2026
		Commercial	Residential
	Commercial and	Real	Real	Consumer
(In Thousands)	Industrial	Estate	Estate	and Other	Total
Balance, December 31, 2025	$1,037	$6,148	$2,556	$218	$9,959
Provision (credit) for credit losses on loans	(182)	380	172	93	463
Loans charged off	(123)	—	—	(111)	(234)
Recoveries	33	—	24	16	73
Balance, June 30, 2026	$765	$6,528	$2,752	$216	$10,261

	For the Six Months Ended June 30, 2025
		Commercial	Residential
	Commercial and	Real	Real	Consumer
(In Thousands)	Industrial	Estate	Estate	and Other	Total
Balance, December 31, 2024	$931	$6,869	$1,850	$208	$9,858
Provision (credit) for credit losses on loans (a)	494	(465)	357	(20)	366
Loans charged off	—	—	(16)	(61)	(77)
Recoveries	12	3	—	5	20
Balance, June 30, 2025	$1,437	$6,407	$2,191	$132	$10,167

(a) Amounts do not include the release of credit losses related to off-balance sheet credit exposures of $2,000 for the three months ended June 30, 2026 and $2,000 for the three and six months ended June 30, 2025.

The cumulative loss rate used as the basis for the estimate of credit losses is comprised of the Corporation’s historical loss experience. As of June 30, 2026, the Corporation expects that the markets in which it operates will experience no significant changes in economic conditions based primarily on housing indexes, interest rate stabilization, and a steady unemployment rate. Management adjusts historical loss experience as needed based upon economic expectations. No reversion adjustments were necessary, as the starting point for the Corporation’s estimate was a cumulative loss rate covering the expected contractual term of the loan portfolio.

For the three months and six months ended June 30, 2026, the Corporation recorded a $396,000 and $463,000 provision for credit losses on loans, respectively, compared to $256,000 and $366,000, respectively, for the same periods in 2025. The provision amounts for the three and six months ended June 30, 2026 and 2025 primarily reflect an increase in volume in the loan portfolio, changes in non-accrual loans which impact probability of default calculations and changes in qualitative factors related to volume and severity of past due loans and loan grade migration.

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

The following table summarizes the loan portfolio and allowance for credit losses as of June 30, 2026 and December 31, 2025:

	June 30, 2026
		Commercial	Residential
	Commercial and	Real	Real	Consumer
(In Thousands)	Industrial	Estate	Estate	and Other	Total
Loans:
Individually evaluated	$—	$13,893	$3,738	$—	$17,631
Collectively evaluated	86,234	421,835	662,002	18,482	1,188,553
Total loans	$86,234	$435,728	$665,740	$18,482	$1,206,184

Allowance for credit losses:
Individually evaluated	$—	$3,327	$288	$—	$3,615
Collectively evaluated	765	3,201	2,464	216	6,646
Total allowance for credit losses	$765	$6,528	$2,752	$216	$10,261

	December 31, 2025
		Commercial	Residential
	Commercial and	Real	Real	Consumer
(In Thousands)	Industrial	Estate	Estate	and Other	Total
Loans:
Individually evaluated	$—	$12,883	$3,458	$—	$16,341
Collectively evaluated	95,352	390,717	656,169	19,002	1,161,240
Total loans	$95,352	$403,600	$659,627	$19,002	$1,177,581

Allowance for credit losses:
Individually evaluated	$—	$3,637	$290	$—	$3,927
Collectively evaluated	1,037	2,511	2,266	218	6,032
Total allowance for credit losses	$1,037	$6,148	$2,556	$218	$9,959

As of June 30, 2026 and December 31, 2025, the amortized cost basis of individually evaluated loans that were deemed to be collateral dependent was $6,500,000 and $4,973,000, respectively. As of June 30, 2026 and December 31, 2025, the amortized cost basis of collateral dependent loans classified as Residential Real Estate were $3,738,000 and $3,458,000, respectively, and were collateralized by residential real estate properties. As of June 30, 2026 and December 31, 2025, the amortized cost basis of collateral dependent loans classified as Commercial Real Estate were $2,762,000 and $1,515,000, respectively, and were collateralized by commercial real estate properties.

Age Analysis of Past-Due Loans Receivable

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past-due status as of June 30, 2026 and December 31, 2025:

	June 30, 2026
		30-59	60-89
		Days	Days	90+ Days	Total	Total
(In Thousands)	Current	Past Due	Past Due	Past Due	Past Due	Loans
Commercial and Industrial	$85,462	$475	$240	$57	$772	$86,234
Commercial Real Estate	432,100	865	705	2,058	3,628	435,728
Residential Real Estate	658,764	3,311	1,829	1,836	6,976	665,740
Consumer and other	18,257	147	52	26	225	18,482
	$1,194,583	$4,798	$2,826	$3,977	$11,601	$1,206,184

	December 31, 2025
		30-59	60-89
		Days	Days	90+ Days	Total	Total
(In Thousands)	Current	Past Due	Past Due	Past Due	Past Due	Loans
Commercial and Industrial	$94,889	$74	$13	$376	$463	$95,352
Commercial Real Estate	401,876	932	198	594	1,724	403,600
Residential Real Estate	648,942	6,249	1,707	2,729	10,685	659,627
Consumer and other	18,833	113	16	40	169	19,002
	$1,164,540	$7,368	$1,934	$3,739	$13,041	$1,177,581

Non-performing Loans

The following tables present the amortized cost basis of loans on nonaccrual status and loans past due over 90 days still accruing interest as of June 30, 2026 and December 31, 2025:

	June 30, 2026
	Nonaccrual	Nonaccrual		Loans Past
	with no	with	Total	Due over 90 Days	Total
(In Thousands)	ACL	ACL	Nonaccrual	Still Accruing	Nonperforming
Commercial and Industrial	$121	$362	$483	$—	$483
Commercial Real Estate	1,207	1,818	3,025	—	3,025
Residential Real Estate	2,090	3,091	5,181	—	5,181
Consumer and other	—	192	192	—	192
Total	$3,418	$5,463	$8,881	$—	$8,881

	December 31, 2025
	Nonaccrual	Nonaccrual		Loans Past
	with no	with	Total	Due over 90 Days	Total
(In Thousands)	ACL	ACL	Nonaccrual	Still Accruing	Nonperforming
Commercial and Industrial	$—	$989	$989	$—	$989
Commercial Real Estate	781	1,302	2,083	—	2,083
Residential Real Estate	2,427	5,788	8,215	135	8,350
Consumer and other	—	236	236	—	236
Total	$3,208	$8,315	$11,523	$135	$11,658

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

Based on the most recent analysis performed, the following table presents the recorded investment in non-homogenous loans by internal risk rating system as of June 30, 2026 and December 31, 2025:

	June 30, 2026
							Revolving
							Loans
	Term Loans Amortized Cost Basis by Origination Period						Amortized
(In Thousands)	2026	2025	2024	2023	2022	Prior	Cost Basis	Total
Commercial and Industrial
Risk Rating
Pass	$6,409	$10,028	$9,074	$6,280	$10,639	$27,424	$12,274	$82,128
Special Mention	—	—	—	—	—	—	30	30
Substandard	—	—	31	176	70	791	3,008	4,076
Doubtful	—	—	—	—	—	—	—	—
Total	$6,409	$10,028	$9,105	$6,456	$10,709	$28,215	$15,312	$86,234
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$123	$—	$123

Commercial Real Estate
Risk Rating
Pass	$51,239	$67,192	$39,654	$48,918	$52,573	$138,721	$21,255	$419,552
Special Mention	—	—	—	—	19	1,406	—	1,425
Substandard	—	—	275	1,203	4,232	8,327	714	14,751
Doubtful	—	—	—	—	—	—	—	—
Total	$51,239	$67,192	$39,929	$50,121	$56,824	$148,454	$21,969	$435,728
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Total
Risk Rating
Pass	$57,648	$77,220	$48,728	$55,198	$63,212	$166,145	$33,529	$501,680
Special Mention	—	—	—	—	19	1,406	30	1,455
Substandard	—	—	306	1,379	4,302	9,118	3,722	18,827
Doubtful	—	—	—	—	—	—	—	—
Total	$57,648	$77,220	$49,034	$56,577	$67,533	$176,669	$37,281	$521,962
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$123	$—	$123

	December 31, 2025
							Revolving
							Loans
	Term Loans Amortized Cost Basis by Origination Period						Amortized
(In Thousands)	2025	2024	2023	2022	2021	Prior	Cost Basis	Total
Commercial and Industrial
Risk Rating
Pass	$16,740	$10,385	$7,331	$11,743	$10,054	$20,016	$14,452	$90,721
Special Mention	—	—	—	—	—	—	25	25
Substandard	—	32	127	104	80	987	3,276	4,606
Doubtful	—	—	—	—	—	—	—	—
Total	$16,740	$10,417	$7,458	$11,847	$10,134	$21,003	$17,753	$95,352
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$3	$3

Commercial Real Estate
Risk Rating
Pass	$66,665	$42,242	$50,764	$55,460	$51,524	$99,688	$21,332	$387,675
Special Mention	—	—	—	—	—	1,319	—	1,319
Substandard	—	—	977	4,630	2,106	6,132	761	14,606
Doubtful	—	—	—	—	—	—	—	—
Total	$66,665	$42,242	$51,741	$60,090	$53,630	$107,139	$22,093	$403,600
Year-to-date gross charge-offs	$—	$—	$—	$—	$40	$67	$13	$120

Total
Risk Rating
Pass	$83,405	$52,627	$58,095	$67,203	$61,578	$119,704	$35,784	$478,396
Special Mention	—	—	—	—	—	1,319	25	1,344
Substandard	—	32	1,104	4,734	2,186	7,119	4,037	19,212
Doubtful	—	—	—	—	—	—	—	—
Total	$83,405	$52,659	$59,199	$71,937	$63,764	$128,142	$39,846	$498,952
Year-to-date gross charge-offs	$—	$—	$—	$—	$40	$67	$16	$123

The Bank monitors the credit risk profile by payment activity for residential real estate, consumer, and other loan classes. Loans past due 90 days or more and loans on nonaccrual status are considered non-performing. Non-performing loans are reviewed quarterly. The following table presents the amortized cost in residential real estate, and consumer and other loans based on payment activity as of June 30, 2026 and December 31, 2025:

	June 30, 2026
							Revolving
							Loans
	Term Loans Amortized Cost Basis by Origination Period						Amortized
(In Thousands)	2026	2025	2024	2023	2022	Prior	Cost Basis	Total
Residential Real Estate
Payment Performance
Performing	$44,593	$74,744	$73,173	$64,317	$86,598	$230,614	$86,520	$660,559
Nonperforming	—	—	341	929	549	2,265	1,097	5,181
Total	$44,593	$74,744	$73,514	$65,246	$87,147	$232,879	$87,617	$665,740
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer and Other
Payment Performance
Performing	$2,656	$2,762	$1,094	$1,360	$5,420	$1,287	$3,711	$18,290
Nonperforming	—	—	—	13	10	52	117	192
Total	$2,656	$2,762	$1,094	$1,373	$5,430	$1,339	$3,828	$18,482
Year-to-date gross charge-offs	$—	$8	$36	$11	$3	$—	$53	$111

Total
Payment Performance
Performing	$47,249	$77,506	$74,267	$65,677	$92,018	$231,901	$90,231	$678,849
Nonperforming	—	—	341	942	559	2,317	1,214	5,373
Total	$47,249	$77,506	$74,608	$66,619	$92,577	$234,218	$91,445	$684,222
Year-to-date gross charge-offs	$—	$8	$36	$11	$3	$—	$53	$111

	December 31, 2025
							Revolving
							Loans
	Term Loans Amortized Cost Basis by Origination Period						Amortized
(In Thousands)	2025	2024	2023	2022	2021	Prior	Cost Basis	Total
Residential Real Estate
Payment Performance
Performing	$78,798	$78,692	$71,279	$92,519	$70,724	$180,376	$78,889	$651,277
Nonperforming	—	326	670	913	1,506	3,683	1,252	8,350
Total	$78,798	$79,018	$71,949	$93,432	$72,230	$184,059	$80,141	$659,627
Year-to-date gross charge-offs	$—	$61	$—	$—	$35	$198	$159	$453

Consumer and Other
Payment Performance
Performing	$3,699	$1,378	$1,977	$5,890	$577	$970	$4,275	$18,766
Nonperforming	7	16	16	12	4	54	127	236
Total	$3,706	$1,394	$1,993	$5,902	$581	$1,024	$4,402	$19,002
Year-to-date gross charge-offs	$10	$16	$69	$9	$3	$—	$79	$186

Total
Payment Performance
Performing	$82,497	$80,070	$73,256	$98,409	$71,301	$181,346	$83,164	$670,043
Nonperforming	7	342	686	925	1,510	3,737	1,379	8,586
Total	$82,504	$80,412	$73,942	$99,334	$72,811	$185,083	$84,543	$678,629
Year-to-date gross charge-offs	$10	$77	$69	$9	$38	$198	$238	$639

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

For the three and six months ended June 30, 2026 and 2025, the Bank did not grant any loan modifications to borrowers experiencing financial difficulty.

The Bank closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the performance of such loans that have been modified in the last 12 months at June 30, 2026:

		30-59	60-89
		Days	Days	90+ Days	Total	Total
(In Thousands)	Current	Past Due	Past Due	Past Due	Past Due	Loans
Commercial real estate:
Commercial mortgages	$—	$—	$—	$197	$197	$197
Residential real estate	396	—	—	170	170	566
Total	$396	$—	$—	$367	$367	$763

No loans had been modified in the last 12 months at June 30, 2025.

Upon the Bank’s determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount.

As shown, in the table above, at June 30, 2026 one loan secured by commercial real estate with an amortized cost of $197,000 and one loan secured by residential real estate with an amortized cost basis of $170,000 were in default of their modified terms and were on nonaccrual status.

The carrying amount of foreclosed residential real estate properties held as a result of obtaining physical possession were $0 and $320,000 at June 30, 2026 and December 31, 2025, respectively. The recorded investment of consumer mortgage loans secured by residential real properties for which formal foreclosure proceedings were in process were $1,873,000 and $1,935,000 at June 30, 2026 and December 31, 2025, respectively.

Concentrations of Credit Risk

Most of the Corporation’s lending activity occurs within the Bank’s primary market area which encompasses Clinton, Columbia, Lycoming, Montour and Northumberland counties in Northcentral Pennsylvania. The majority of the Corporation’s loan portfolio consists of commercial and consumer real estate loans. As of June 30, 2026 and December 31, 2025, there were no concentrations of loans related to any single industry in excess of 10% of total loans.

4. DEPOSITS

Major classifications of deposits at June 30, 2026 and December 31, 2025 consisted of:

(In Thousands)	June 30, 2026	December 31, 2025
Demand deposits	$277,392	$277,012
Interest-bearing demand deposits	453,593	461,367
Savings	198,675	192,311
Money market	113,486	104,726
Time deposits	390,449	377,336
Total deposits	$1,433,595	$1,412,752

Time deposits of $250,000 or more amounted to $111,029,000 and $96,961,000 as of June 30, 2026 and December 31, 2025, respectively.

5. BORROWED FUNDS

Short-Term Borrowings

Short-term borrowings include repurchase agreements with customers and advances from the FHLB. As of June 30, 2026, the Bank was approved by the FHLB for borrowings of up to $581,244,000 of which $17,800,000 was outstanding in the form of advances, the FHLB had issued letters of credit on the Bank’s behalf totaling $4,000,000 against its borrowing capacity and the Bank had accrued interest and other reductions in its borrowing capacity totaling $2,071,000. Advances from the FHLB are secured by qualifying assets of the Bank. In addition to the outstanding balances noted below, the Bank also has additional unused lines of credit totaling $19,598,000 available from correspondent banks other than the FHLB. The outstanding balances and related information for short-term borrowings are summarized as follows as of June 30, 2026 and December 31, 2025:

	June 30, 2026
		Maximum	Weighted
	Ending	Month End	Average Rate
(In Thousands)	Balance	Balance	At Period End
Securities sold under agreements to repurchase	$6,496	$14,979	3.60%
Other short-term borrowings	17,800	17,800	3.93%
Total	$24,296	$32,779	3.78%

	December 31, 2025
		Maximum	Weighted
	Ending	Month End	Average Rate
(In Thousands)	Balance	Balance	At Period End

Securities sold under agreements to repurchase	$12,455	$39,810	2.97%
Other short-term borrowings	—	22,210	N/A
Total	$12,455	$62,020	2.97%

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

The remaining contractual maturity of repurchase agreements in the Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025 is presented in the following tables:

	Remaining Contractual Maturity of the Agreements
	Overnight and			Greater than 90
(In Thousands)	Continuous	Up to 30 Days	30-90 Days	Days	Total
June 30, 2026
Securities sold under agreements to repurchase:
Obligations of U.S. Government agencies or corporations	$—	$—	$—	$4,592	4,592
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or corporations:
Residential mortgage-backed securities	1,479	—	—	425	1,904
Total borrowings	$1,479	$—	$—	$5,017	$6,496

Gross amount of recognized liabilities for repurchase agreements					$6,496
Amounts related to agreements not included in offsetting disclosure above					$—

	Remaining Contractual Maturity of the Agreements
	Overnight and			Greater than 90
(In Thousands)	Continuous	Up to 30 Days	30-90 Days	Days	Total
December 31, 2025
Securities sold under agreements to repurchase:
Obligations of U.S. Government agencies or corporations	$—	$600	$—	$3,346	3,946
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or corporations:
Residential mortgage-backed securities	8,509	—	—	—	8,509
Total borrowings	$8,509	$600	$—	$3,346	$12,455

Gross amount of recognized liabilities for repurchase agreements					$12,455
Amounts related to agreements not included in offsetting disclosure above					$—

The fair value of securities pledged to secure repurchase agreements may decline. The Corporation manages this risk by having a policy to pledge securities valued at 110% of the gross outstanding balance of repurchase agreements. Securities sold under agreements to repurchase are secured by securities with a carrying amount of $10,110,000 and $20,317,000 at June 30, 2026 and December 31, 2025, respectively.

Long-Term Borrowings

Long-term FHLB borrowings consisted of the following at June 30, 2026 and December 31, 2025:

(In Thousands)	June 30, 2026	December 31, 2025
Loans maturing in 2026 with a weighted-average rate of 4.05%	$—	$15,359
Loans maturing in 2027 with a weighted-average rate of 3.93%	—	15,417
Loans maturing in 2028 with a weighted-average rate of 3.85%	—	10,208
Total long-term FHLB borrowings; weighted-average rate of 3.96%	—	40,984
Unamortized fair value adjustments	—	(400)
Total long-term borrowings	$—	$40,584

The Corporation prepaid, in full, its outstanding long-term FHLB borrowings of $40,984,000 during the three months ended June 30, 2026. This resulted in an aggregate prepayment penalty of approximately $49,000, as well as the immediate recognition of approximately $313,000 of remaining unamortized fair value adjustments related to these borrowings during the three months ended June 30, 2026, on a pretax basis.

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

The following table presents the assets reported on the Consolidated Balance Sheets at their fair value on a recurring basis as of June 30, 2026 and December 31, 2025, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	June 30, 2026
(In Thousands)	Level I	Level II	Level III	Total
Obligations of U.S. Government agencies or corporations	$—	$60,958	$—	$60,958
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or corporations:
Residential mortgage-backed securities	—	178,040	—	178,040
Residential collateralized mortgage obligations	—	5,676	—	5,676
Obligations of states and political subdivisions	—	83,267	—	83,267
Other debt securities	—	284	—	284
Total available-for-sale debt securities	$—	$328,225	$—	$328,225

Marketable equity securities	$1,616	$—	$—	$1,616

Real estate loans held for sale	$—	$1,354	$—	$1,354

	December 31, 2025
(In Thousands)	Level I	Level II	Level III	Total
Obligations of U.S. Government agencies or corporations	$—	$53,603	$—	$53,603
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or corporations:
Residential mortgage-backed securities	—	182,347	—	182,347
Residential collateralized mortgage obligations	—	6,217	—	6,217
Obligations of states and political subdivisions	—	84,890	—	84,890
Other debt securities	—	188	—	188
Total available-for-sale debt securities	$—	$327,245	$—	$327,245

Marketable equity securities	$1,411	$—	$—	$1,411

Real estate loans held for sale	$—	$847	$—	$847

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

The following table presents the assets measured on a nonrecurring basis on the Consolidated Balance Sheets at their fair value as of June 30, 2026 and December 31, 2025, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	June 30, 2026
(In Thousands)	Level I	Level II	Level III	Total
Assets Measured on a Non-recurring Basis:
Loans individually evaluated for credit loss	$—	$—	$8,942	$8,942

	December 31, 2025
(In Thousands)	Level I	Level II	Level III	Total
Assets Measured on a Non-recurring Basis:
Loans individually evaluated for credit loss	$—	$—	$7,654	$7,654
Foreclosed assets held for sale	—	—	320	320
Total nonrecurring fair value measurements	$—	$—	$7,974	$7,974

Loans are individually evaluated for credit loss when they do not share similar risk characteristics as similar loans within their loan pool. Foreclosed assets held for sale consist of real estate acquired by foreclosure. Loans individually evaluated for credit loss are reviewed and evaluated on at least a quarterly basis for individual reserve requirements and adjusted accordingly. The following table provides a listing of significant unobservable inputs used in the fair value measurement process for items valued utilizing level III techniques on a nonrecurring basis as of June 30, 2026 and December 31, 2025:

	June 30, 2026
	Quantitative Information about Level III Fair Value Measurements
(In Thousands)	Fair Value Estimate	Valuation Technique	Unobservable Input	Range	Weighted Average
Loans individually evaluated for credit loss:
Commercial Real Estate	$6,718	Discounted cash flows	Charge-off rates	0-100%	18.40%
Commercial Real Estate	1,116	Sales comparison	Discount to appraised value	18-33%	27.65%
Residential Real Estate	1,108	Sales comparison	Discount to appraised value	10-43%	24.03%
Total loans individually evaluated for credit loss	$8,942

	December 31, 2025
	Quantitative Information about Level III Fair Value Measurements
(In Thousands)	Fair Value Estimate	Valuation Technique	Unobservable Input	Range	Weighted Average
Loans individually evaluated for credit loss:
Commercial Real Estate	$6,377	Discounted cash flows	Charge-off rates	0-100%	18.32%
Commercial Real Estate	537	Sales comparison	Discount to appraised value	28-33%	30.71%
Residential Real Estate	740	Sales comparison	Discount to appraised value	10-57%	30.03%
Total loans individually evaluated for credit loss	$7,654

Foreclosed assets held for sale:
Residential Real Estate	$320	Sales comparison	Discount to appraised value	33-66%	52.94%

At June 30, 2026 and December 31, 2025, the carrying values and fair values of financial instruments that are not recorded at fair value on the Consolidated Balance Sheets are presented in the table below:

	June 30, 2026
	Carrying
(In Thousands)	Amount	Fair Value	Level I	Level II	Level III
Financial assets:
Cash and cash equivalents	$20,144	$20,144	$20,144	$—	$—
Restricted investment in bank stocks, at cost	4,690	4,690	—	4,690	—
Loans, net	1,195,923	1,164,853	—	—	1,164,853
Accrued interest receivable	5,567	5,567	—	5,567
Mortgage servicing rights	1,372	2,031	—	—	2,031

Financial liabilities:
Interest-bearing deposits	$1,156,203	$1,154,604	$—	$765,756	$388,848
Noninterest-bearing deposits	277,392	277,392	—	277,392	—
Short-term borrowings	24,296	24,296	—	24,296	—
Accrued interest payable	1,539	1,539	—	1,539	—

	December 31, 2025
	Carrying
(In Thousands)	Amount	Fair Value	Level I	Level II	Level III
Financial assets:
Cash and cash equivalents	$48,540	$48,540	$48,540	$—	$—
Restricted investment in bank stocks, at cost	5,412	5,412	—	5,412	—
Loans, net	1,167,622	1,110,730	—	—	1,110,730
Accrued interest receivable	5,063	5,063	—	5,063
Mortgage servicing rights	1,490	2,074	—	—	2,074

Financial liabilities:
Interest-bearing deposits	$1,135,740	$1,134,312	$—	$758,406	$375,906
Noninterest-bearing deposits	277,012	277,012	—	277,012	—
Short-term borrowings	12,455	12,455	—	12,455	—
Long-term borrowings	40,584	40,536	—	—	40,536
Accrued interest payable	1,644	1,644	—	1,644	—

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

Although the Corporation’s management uses the best information available, the level of the ACL remains an estimate which is subject to significant judgment and short-term change which could have a significant impact on the Corporation’s financial condition or results of operations. From January 1, 2026 to June 30, 2026, the level of the ACL increased from $10.0 million to $10.3 million and the ACL to total loans remained consistent at 0.85%. The Corporation’s ACL is highly sensitive to the methods, assumptions and estimates underlying its calculation. See Note 3 “Loans and Allowance for Credit Losses” within the Corporation’s Notes to the Unaudited Consolidated Financial Statements which are included in Part I of this Quarterly Report on Form 10-Q for additional qualitative and quantitative information about the Corporation’s ACL.

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

The Corporation’s other intangible assets consist primarily of core deposit intangibles. The calculation of core deposit intangibles are based on significant judgements. Core deposit intangibles are calculated using a discounted cash flow model based on various factors including discount rate, attrition rate, interest rate, cost of alternative funds and net maintenance costs. Core deposit intangibles are amortized over the expected life of each acquired core deposit type, discounted at a long-term market oriented after-tax rate of return. Core deposit intangibles are reviewed for impairment when indicators of impairment are present. Indicators of impairment may include significant runoff or attrition. Management is not aware of any indicators of impairment related to core deposit intangibles as of June 30, 2026 or December 31, 2025.

FINANCIAL CONDITION

Total assets at June 30, 2026, were $1.672 billion, a decrease of $0.9 million, or 0.1% from $1.673 billion at December 31, 2025. The change in total assets primarily reflects a decrease in cash and cash equivalents offset by an increase in loans receivable. Cash and cash equivalents decreased $28.4 million and gross loans receivable increased $28.6 million. Total liabilities at June 30, 2026, were $1.474 billion, a decrease of $7.0 million, or 0.5% from $1.481 billion at December 31, 2025. Deposit balances increased by $20.8 million, short-term borrowings increased by $11.8 million and long-term borrowings decreased by $40.6 million since December 31, 2025.

Total average assets increased 5.1% from $1.605 billion for the six months ended June 30, 2025, to $1.687 billion for the six months ended June 30, 2026. Average earning assets were $1.570 billion for the six months ended June 30, 2026 and $1.500 billion for the six months ended June 30, 2025. Average interest-bearing liabilities were $1.194 billion for the six months ended June 30, 2026 and $1.150 billion for the six months ended June 30, 2025.

Cash and cash equivalents decreased $28.4 million or 58.5% from $48.5 million at December 31, 2025 to $20.1 million at June 30, 2026. This decrease is directly related to the prepayment of long-term borrowings during the six months ended June 30, 2026, which is discussed in further detail below.

Gross loans receivable held for investment increased $28.6 million or 2.4% to $1.206 billion at June 30, 2026 from $1.178 billion at December 31, 2025. New loan originations for the six months ended June 30, 2026 totaled $34.4 million. Partially offsetting this increase was the sale of approximately $9.8 million in mortgage loans for the six months ended June 30, 2026. On January 28, 2026, the Bank entered into an Asset Purchase and Interim Servicing Agreement pursuant to which the Bank agreed to sell a portfolio of 82 individual delinquent, nonperforming or reperforming 1-4 family residential mortgage loans. The outstanding principal balance of the loans was approximately $9.8 million. The sale resulted in reductions in past-due and nonaccrual residential real estate loans comparing respective June 30, 2026 and December 31, 2025 amounts.

Interest-bearing deposits increased $20.5 million to $1.156 billion at June 30, 2026 from $1.136 billion at December 31, 2025. Noninterest-bearing deposits increased 0.1% from $277.0 million at December 31, 2025 to $277.4 million at June 30, 2026. The increase in total deposits during the six months ended June 30, 2026 was a result of organic deposit growth in combination with a strategic initiative to reposition customer repurchase agreements, which are classified as short-term borrowings, into core deposit accounts.

Short-term borrowings, which consist primarily of securities sold under agreements to repurchase and periodic overnight or short-term FHLB advances, increased $11.8 million from $12.5 million at December 31, 2025 to $24.3 million at June 30, 2026. Included in this change was a decrease of securities sold under agreements to repurchase of $6.0 million along with an increase in short-term FHLB advances of $17.8 million. The decrease in repurchase agreements was due to the strategic initiative noted above. Short-term FHLB advances are utilized in the daily management of the Bank’s loan and deposit portfolios and increased due to strong loan demand experienced during the six months ended June 30, 2026.

Long-term borrowings, which consist of advances due to the FHLB – Pittsburgh, totaled $40.6 million at December 31, 2025 and $0 at June 30, 2026. The Corporation prepaid, in full, its outstanding long-term FHLB borrowings during the three months ended June 30, 2026. This resulted in an aggregate prepayment penalty of approximately $49,000, as well as the immediate recognition of approximately $313,000 of remaining unamortized fair value adjustments related to these borrowings during the three months ended June 30, 2026, on a pretax basis. The prepayment of long-term borrowings was executed to reduce borrowing costs and enhance net interest margin on a prospective basis. The weighted-average FHLB interest rate of long-term borrowings which were prepaid was 3.96%.

Total stockholder’s equity increased by $6.1 million, or 3.2%, from $192.5 million at December 31, 2025, to $198.7 million at June 30, 2026. This increase is primarily attributable to earnings, net of cash dividends, offset by an increase in accumulated other comprehensive loss due to changes in the fair values of available-for-sale debt securities. Accumulated other comprehensive loss amounted to $5.5 million as of June 30, 2026 and $4.0 million as of December 31, 2025.

The loan-to-deposit ratio is a key measurement of liquidity. Our loan-to-deposit ratio increased from 82.6% as of December 31, 2025 to 83.4% as of June 30, 2026 due to the asset/liability mix changes noted above, and remains within internal policy limits.

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

Securities

The Corporation’s investment securities portfolio provides a source of liquidity needed to meet expected loan demand and interest income to increase profitability. Additionally, the investment securities portfolio is used to meet pledging requirements to secure public deposits, customer repurchase agreements and for other purposes. Debt securities are classified as either available-for-sale or held-to-maturity at the time of purchase based on management's intent. Available-for-sale securities are carried at fair value, with unrealized holding gains and losses reported as a component of stockholders’ equity in accumulated other comprehensive income (loss), net of tax, while held-to-maturity securities are carried at amortized cost. At June 30, 2026 and December 31, 2025, all debt securities were classified as available-for-sale. Equity securities with readily determinable fair values are carried at fair value, with gains and losses due to fluctuations in market value included in the Consolidated Statements of Income. Securities with limited marketability and/or restrictions, such as FHLB of Pittsburgh stock, are carried at cost. Decisions to purchase or sell investment securities are based upon management’s current assessment of long and short-term economic and financial conditions, including the interest rate environment and asset/liability management, liquidity and tax-planning strategies.

At June 30, 2026, the investment portfolio was comprised principally of available-for-sale debt securities including, fixed-rate, taxable and tax-exempt obligations of state and political subdivisions and fixed-rate and floating-rate securities issued by U.S. government or U.S. government-sponsored agencies, which include agencies, mortgage-backed securities and collateralized mortgage obligations, or CMOs. Additionally, the Corporation holds equity investments in the stock of certain publicly traded bank holding companies. Except for U.S. government and government-sponsored agencies, there were no securities of any individual issuer that exceeded 10.0% of stockholders’ equity as of June 30, 2026.

The majority of the Corporation's debt securities are fixed-rate instruments and inherently subject to interest rate risk, as the value of fixed-rate securities fluctuates with changes in interest rates. Generally, a security's value reacts inversely with changes in interest rates. Available-for-sale securities are carried at fair value, with unrealized gains or losses reported in the accumulated other comprehensive income or loss component of stockholder's equity, net of deferred income taxes. At June 30, 2026, the Corporation reported a net unrealized loss, included in accumulated other comprehensive loss, of $5.5 million, net of deferred income taxes of $1.5 million, an increase of $1.5 million compared to the net unrealized holding loss of $4.0 million, net of deferred income taxes of $1.1 million, at December 31, 2025. Any future changes in interest rates could result in changes in the fair value of the Corporation’s securities portfolio and capital position. However, accumulated other comprehensive income and loss related to available-for-sale debt securities is excluded from regulatory capital and does not have an impact on the Corporation's regulatory capital ratios.

The following table presents the carrying value of available-for-sale debt securities, at fair value at June 30, 2026 and December 31, 2025:

	June 30, 2026			December 31, 2025
	Amortized	Fair		Amortized	Fair
(In Thousands)	Cost	Value		Cost	Value
AVAILABLE-FOR-SALE DEBT SECURITIES:
Obligations of U.S. Government agencies or corporations	$61,500	$60,958		$54,500	$53,603
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or corporations:
Residential mortgage-backed securities	187,375	178,040		190,299	182,347
Residential collateralized mortgage obligations	5,344	5,676		5,758	6,217
Obligations of states and political subdivisions	80,678	83,267		81,625	84,890
Other debt securities	282	284		180	188
Total available-for-sale debt securities	$335,179	$328,225		$332,362	$327,245

Aggregate Unrealized Loss		$(6,954)			$(5,117)
Aggregate Unrealized Loss as a % of Amortized Cost		(2.1%	)		(1.5%	)

The following table presents the weighted-average yields on available-for-sale debt securities by major category and maturity period at June 30, 2026. Yields are calculated on the basis of the amortized cost and weighted for the scheduled maturity of each security. Because mortgage-backed securities and collateralized mortgage obligations are not due at a single maturity date, they are not included in the maturity categories in the following summary.

	Within		One-		Five-		After
	One		Five		Ten		Ten
(Dollars In Thousands)	Year	Yield	Years	Yield	Years	Yield	Years	Yield	Total	Yield
AVAILABLE-FOR-SALE DEBT SECURITIES:
Obligations of U.S. Government agencies or corporations	$31,500	1.15%	$30,000	3.98%	$—	—	$—	—	$61,500	2.53%
Obligations of state and political subdivisions	1,832	3.36%	9,585	4.08%	32,981	4.40%	36,280	4.60%	80,678	4.43%
Other debt securities	—	—	282	4.92%	—	—	—	—	282	4.92%
Sub-total	$33,332	1.27%	$39,867	4.68%	$32,981	4.40%	$36,280	4.60%	$142,460	3.61%

Residential mortgage-backed securities									187,375	3.40%
Residential collateralized mortgage obligations									5,344	5.31%
Total									$335,179	3.52%

Marketable Equity Securities

At June 30, 2026 and December 31, 2025, the Corporation held $1.6 million and $1.4 million, respectively, in equity securities recorded at fair value. The following is a summary of unrealized and realized gains and losses recognized in net income on equity securities during the three and six months ended June 30, 2026 and 2025:

	For the Three Months		For the Six Months Ended
	Ended June 30,		June 30,
(In Thousands)	2026	2025	2026	2025
Net gains (losses) recognized during the period on marketable equity securities	$126	$14	$205	$(20)

Less: Net gains (losses) recognized during the period on marketable equity securities sold during the period	—	—	—	—

Unrealized gains (losses) recognized during the period on marketable equity securities still held at the reporting date	$126	$14	$205	$(20)

See Note 2 within the Corporation’s Notes to the Unaudited Consolidated Financial Statements which are included in this Quarterly Report on Form 10-Q for more information regarding Corporation’s investment portfolio as of June 30, 2026.

Loans

Gross loans receivable increased 2.4% from $1.178 billion at December 31, 2025 to $1.206 billion at June 30, 2026. The percentage distribution in the loan portfolio is shown in the tables below:

	June 30, 2026		December 31, 2025
(In Thousands)	Amount	%	Amount	%
Commercial and industrial	$86,234	7.1%	$95,352	8.1%
Commercial real estate:
Commercial mortgages	386,078	32.0%	355,557	30.2%
Student housing	49,650	4.1%	48,043	4.1%
Residential real estate	665,740	55.2%	659,627	56.0%
Consumer and other	18,482	1.5%	19,002	1.6%
Gross loans	$1,206,184	100.0%	$1,177,581	100.0%

Loan concentrations are considered to exist when there are amounts loaned to a number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. Our lending activity is heavily concentrated in the geographic market areas we serve. This geographic concentration subjects our loan portfolio to the general economic conditions within the state. The risks created by this concentration have been considered by management and are monitored on an ongoing basis. As of June 30, 2026 and December 31, 2025, there were no concentrations of loans exceeding 10% of total loans other than the categories of loans disclosed in the table above. We believe our loan portfolio is diversified relative to industry concentrations across the various loan portfolio categories.

Banking regulators have established guidelines of less than 100% of tier 1 capital plus allowance for credit losses in construction lending and less than 300% of tier 1 capital plus allowance for credit losses in commercial real estate lending that management monitors as part of the risk management process. The construction concentration ratio is a percentage of the outstanding construction and land development loans to total tier 1 capital plus allowance for credit losses. The commercial real estate concentration ratio is a percentage of the outstanding balance of non-owner occupied commercial real estate, multifamily, and construction and land development loans to tier 1 capital plus allowance for credit losses. At June 30, 2026 and December 31, 2025, the Bank’s exposure to commercial real estate was well below these guidelines.

As of June 30, 2026, commercial real estate loans totaled $435.7 million or 36.1% of total gross loans. Of this amount commercial mortgage loans represented $386.1 million or 32.0% of total gross loans and student housing loans represented $49.7 million or 4.1% of total gross loans. The following table presents the distribution of commercial real estate loans and related percentage of the total loan portfolio as of June 30, 2026 and December 31, 2025:

	June 30, 2026		December 31, 2025
(In Thousands)	Amount	%	Amount	%
Commercial real estate:
Commercial mortgages:
Commercial construction	$19,762	1.6%	$19,105	1.6%
Multifamily	85,926	7.1%	74,392	6.3%
Owner occupied nonfarm nonresidential	132,704	11.0%	122,506	10.4%
Non-owner occupied nonfarm nonresidential	98,086	8.1%	90,548	7.7%
Other commercial	49,600	4.1%	49,006	4.2%
Student housing	49,650	4.1%	48,043	4.1%
Total commercial real estate	$435,728	36.1%	$403,600	34.3%

The following table presents the maturity distribution and interest rate information of the loan portfolio by major category as of June 30, 2026:

	As of June 30, 2026

	Fixed-Rate Loans					Variable- or Adjustable-Rate Loans					All Loans
	1 Year	1-5	5-15	>15		1 Year	1-5	5-15	>15
(In Thousands)	or Less	Years	Years	Years	Total	or Less	Years	Years	Years	Total	Total
Commercial and industrial	$8,044	$16,723	$8,133	$187	$33,087	$12,060	$6,874	$23,881	$10,332	$53,147	$86,234
Commercial real estate:
Commercial mortgages	2,965	6,676	22,196	11,654	43,491	19,798	5,326	92,586	224,877	342,587	386,078
Student housing	—	2,000	1,982	—	3,982	589	5,146	14,722	25,211	45,668	49,650
Residential real estate	10,801	8,120	47,473	36,041	102,435	15,495	3,125	57,888	486,797	563,305	665,740
Consumer and other	508	4,757	2,615	358	8,238	735	308	3,170	6,031	10,244	18,482
Total	$22,318	$38,276	$82,399	$48,240	$191,233	$48,677	$20,779	$192,247	$753,248	$1,014,951	$1,206,184

See Note 3 within the Corporation’s Notes to the Unaudited Consolidated Financial Statements which are included in this Quarterly Report on Form 10-Q for more information regarding the Corporation’s loan portfolio as of June 30, 2026.

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

The following table presents information about non-performing assets, as of June 30, 2026 and December 31, 2025:

Non-performing Assets

	June 30,	December 31,
(dollars in thousands)	2026	2025
Non-accrual loans	$8,881	$11,523
Loans past due 90 days or more and still accruing	—	135
Total non-performing loans	8,881	11,658
Foreclosed assets held for sale	—	320
Total non-performing assets	$8,881	$11,978

Non-performing loans as a percentage of total loans, gross	0.74%	0.99%
Non-performing assets as a percentage of total assets	0.53%	0.72%
Allowance for credit losses as a percentage of total loans, gross	0.85%	0.85%
Allowance for credit losses to non-performing assets	115.54%	83.14%

Total non-performing assets amounted to $8,881,000, or 0.53% of total assets at June 30, 2026, as compared to $11,978,000, or 0.72% of total assets at December 31, 2025. For the six months ended June 30, 2026, the Corporation experienced a significant decrease in nonaccrual loans, which was largely driven by nonaccrual residential real estate loans which decreased $3.0 million, primarily related to the loan sale mentioned previously.

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

Management believes it has been conservative in its decisions concerning identification of loans requiring individual evaluation for credit loss, estimates of loss, and nonaccrual status; however, the actual losses realized from these relationships could vary materially from the allowances calculated as of June 30, 2026. Management continues to closely monitor its loan relationships for credit losses and will adjust its estimates of loss and decisions concerning nonaccrual status, if appropriate.

Allowance for Credit Losses

The allowance for credit losses was $10.3 million and $10.0 million at June 30, 2026 and December 31, 2025, respectively. The allowance equaled 0.85% of total loans, net of unearned fees and costs and unamortized fair value adjustments, at June 30, 2026 and December 31, 2025. The allowance for credit losses is analyzed quarterly and reviewed by the Corporation’s Board of Directors. Regular loan meetings with the Corporation’s Board of Directors reviewed new loans over specified thresholds. Delinquent loans, loan exceptions and certain large loans are addressed by the full Board no less than monthly to determine compliance with policies.

The following tables present the allocation of the allowance for credit losses as of June 30, 2026 and December 31, 2025:

	June 30, 2026			December 31, 2025
(dollars in thousands)	Allowance for Credit Losses	Percent of Allowance	Percent of Loans to Gross Loans	Allowance for Credit Losses	Percent of Allowance	Percent of Loans to Gross Loans
Commercial and industrial	$765	7.5%	7.1%	$1,037	10.4%	8.1%
Commercial real estate	6,528	63.6%	36.1%	6,148	61.7%	34.3%
Residential real estate	2,752	26.8%	55.2%	2,556	25.7%	56.0%
Consumer and other	216	2.1%	1.5%	218	2.2%	1.6%
Total	$10,261	100.0%	100.0%	$9,959	100.0%	100.0%

There were no material changes to the allowance for credit losses in total or on an individual segment basis from December 31, 2025 to June 30, 2026. The largest changes on an individual segment basis from December 31, 2025 to June 30, 2026 include a decrease in commercial and industrial loans from $1,037,000, or 10.4% of the total allowance, at December 31, 2025 to $765,000, or 7.1% of the total allowance, at June 30, 2026, as well as an increase in commercial real estate loans from $6,148,000, or 61.7% of the total allowance, at December 31, 2025 to $6,528,000, or 63.6% of the total allowance, at June 30, 2026. The decrease for commercial and industrial loans is primarily related to the impact of decreases in non-accrual loans, which impacted probability of default calculations, as well as a reduction in total loan volume. The increase for commercial real estate loans is primarily related to increases in loan volume and changes in qualitative factors, partially offset by the impact of lower individually evaluated allowances related to student housing loans due to a decrease in loan balances.

See Note 3 within the Corporation’s Notes to the Unaudited Consolidated Financial Statements which are included in this Quarterly Report on Form 10-Q for more information regarding the Corporation’s allowance for credit losses as of June 30, 2026.

Deposits

Deposits are the primary source of funds for the Corporation’s lending and investing activities. The Corporation provides a range of deposit services to businesses and individuals, including noninterest-bearing checking accounts, interest-bearing checking accounts, savings accounts, money market accounts and time deposits. These accounts generally earn interest at rates the Corporation establishes based on market factors and the anticipated amount and timing of funding needs. The establishment or continuity of a core deposit relationship can be a factor in loan pricing decisions. While the Corporation’s primary focus is on establishing customer relationships to attract core deposits, at times, the Corporation may use brokered deposits and other wholesale deposits to supplement its funding sources. As of June 30, 2026, the Corporation held no brokered deposits.

The following tables summarize the average balances outstanding and average interest rates for each major category of deposits for the three and six months ended June 30, 2026 and 2025, respectively:

	For the Three Months Ended
	June 30, 2026		June 30, 2025
	Average	Average	Average	Average	Balance Change
	Balance	Rate	Balance	Rate	Amount	%
(In Thousands)
Non-interest bearing	$282,669	—%	$272,897	—%	$9,772	3.6%
Savings	199,298	0.03	196,194	0.03	3,104	1.6
Interest-bearing demand deposits	453,523	1.97	411,546	2.27	41,977	10.2
Money market deposits	116,499	1.91	103,661	1.92	12,838	12.4
Time deposits	394,934	3.31	362,047	3.54	32,887	9.1
Total deposits	$1,446,923	1.68%	$1,346,345	1.80%	$100,578	7.5%

	For the Six Months Ended
	June 30, 2026		June 30, 2025
	Average	Average	Average	Average	Balance Change
	Balance	Rate	Balance	Rate	Amount	%
(In Thousands)
Non-interest bearing	$278,416	—%	$268,679	—%	$9,737	3.6%
Savings	195,825	0.03	194,920	0.03	905	0.5
Interest-bearing demand deposits	453,688	1.98	402,655	2.24	51,033	12.7
Money market deposits	114,469	1.92	103,631	1.88	10,838	10.5
Time deposits	389,856	3.30	358,362	3.59	31,494	8.8
Total deposits	$1,432,254	1.68%	$1,328,247	1.80%	$104,007	7.8%

The Corporation believes its deposit product offerings are properly structured to attract and retain core low-cost deposit relationships. The average cost of interest-bearing deposits for the three and six months ended June 30, 2026 was 2.08% and 2.09%, respectively. The average cost of interest-bearing deposits for the three and six months ended June 30, 2025 was 2.26% and 2.25%, respectively.

At June 30, 2026, estimated uninsured deposits, or the portion of deposit accounts which exceeded the Federal Deposit Corporation insurance limit, totaled $396.9 million. Of this amount, $152.8 million was collateralized by securities pledged by the Corporation or letters of credit issued through the Federal Home Loan Bank of Pittsburgh. Time deposits of $250,000 or more totaled approximately $111.0 million at June 30, 2026.

See Note 4 within the Corporation’s Notes to the Unaudited Consolidated Financial Statements which are included in this Quarterly Report on Form 10-Q for more information regarding the Corporation’s deposits as of June 30, 2026.

Borrowings

Short-term borrowings consist primarily of securities sold under agreements to repurchase and periodic overnight or short-term Federal Home Loan Bank advances. Average short-term borrowings amounted to 1.1% of total average interest-bearing liabilities for both the three and six months ended June 30, 2026. Average short-term borrowings amounted to 2.2% and 3.4% of total average interest-bearing liabilities for the three and six months ended June 30, 2025, respectively.

Long-term borrowings consist of advances due to the FHLB - Pittsburgh. Under terms of a blanket agreement, the loans are secured by certain qualifying assets of the Bank which consist principally of first mortgage loans. The carrying value of these collateralized items was $833.5 million at June 30, 2026. The Bank has lines of credit with the Federal Reserve Bank Discount Window, FHLB – Pittsburgh, and Atlantic Community Bankers Bank in the aggregate amount of $600.8 million at June 30, 2026. The unused portion of these lines of credit was $577.0 million at June 30, 2026.

See Note 5 within the Corporation’s Notes to the Unaudited Consolidated Financial Statements which are included in this Quarterly Report on Form 10-Q for more information regarding the Corporation’s borrowings as of June 30, 2026.

Capital Resources

Management believes, as of June 30, 2026, that Journey Bank meets all capital adequacy requirements to which it is subject. Management annually performs stress testing on its regulatory capital levels and expects Journey Bank to maintain capital levels that exceed the regulatory standards for well-capitalized institutions for the next 12 months and for the foreseeable future.

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

The following table reflects the Bank’s actual capital amounts and ratios at June 30, 2026 and December 31, 2025:

	Journey Bank		Minimum Required For Capital Adequacy Purposes	Minimum Required For Capital Adequacy Purposes with Conservation Buffer	Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations
(Dollars in Thousands)	Amount	Ratio	Ratio	Ratio	Ratio
June 30, 2026
Total capital (to risk-weighted assets)	$179,513	17.73%	8.00%	10.50%	10.00%

Tier I capital (to risk-weighted assets)	169,481	16.74%	6.00%	8.50%	8.00%

Tier I common equity (to risk-weighted assets)	169,481	16.74%	4.50%	7.00%	6.50%

Tier I capital (to average assets)	169,481	10.22%	4.00%	4.00%	5.00%

Total risk-weighted assets	1,012,420

Total average assets	1,658,796

	Journey Bank		Minimum Required For Capital Adequacy Purposes	Minimum Required For Capital Adequacy Purposes with Conservation Buffer	Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations
(Dollars in Thousands)	Amount	Ratio	Ratio	Ratio	Ratio
December 31, 2025
Total capital (to risk-weighted assets)	$170,931	16.87%	8.00%	10.50%	10.00%

Tier I capital (to risk-weighted assets)	161,300	15.92%	6.00%	8.50%	8.00%

Tier I common equity (to risk-weighted assets)	161,300	15.92%	4.50%	7.00%	6.50%

Tier I capital (to average assets)	161,300	9.93%	4.00%	4.00%	5.00%

Total risk-weighted assets	1,013,109

Total average assets	1,624,578

RESULTS OF OPERATIONS

Net income for the three months ended June 30, 2026 was $7.2 million, or $0.67 per share, compared to $5.8 million, or $0.54 per share, for the three months ended June 30, 2025. Net income for the six months ended June 30, 2026 was $14.3 million, or $1.35 per share, compared to $10.1 million, or $0.95 per share, for the six months ended June 30, 2025. The increase in net income for the three and six months ended June 30, 2026, compared to the same period in 2025, was primarily attributable to a significant increase in net interest income.

Net interest income increased $2.0 million, or 13.2% to $16.8 million for the three months ended June 30, 2026, from $14.8 million for the same period in 2025. Non-interest income was $2.6 million for the three months ended June 30, 2026, an increase of $0.3 million, or 14.4%, from $2.2 million for the same period in 2025, which primarily reflected increases in gain on settlement of bank-owned life insurance claims and other non-interest income offset by increases in realized losses on available-for-sale debt securities. Non-interest expense was $10.4 million for the three months ended June 30, 2026, an increase of $0.6 million, or 5.7%, from $9.9 million for the same period in 2025, which was primarily related to increases in salaries and employee benefits partially offset by a decrease in data processing and telecommunications.

Net interest income increased $4.5 million, or 15.8% to $33.2 million for the six months ended June 30, 2026, from $28.7 million for the same period in 2025. Non-interest income was $5.1 million for the six months ended June 30, 2026, an increase of $0.4 million, or 7.9%, from $4.7 million for the same period in 2025, which primarily reflected increases in gain on settlement of bank-owned life insurance claims and other non-interest income offset by increases in loss on sale of loans and realized losses on available-for-sale debt securities. Non-interest expense was $20.6 million for the six months ended June 30, 2026, an decrease of $0.3 million, or 1.6%, from $20.9 million for the same period in 2025, which was primarily related to decreases in salaries and employee benefits partially offset by an increase in professional fees.

For the three and six months ended June 30, 2026, the annualized return on average assets was 1.70% and 1.71%, respectively, compared to 1.44% and 1.27%, respectively for the comparable periods of 2025. The annualized return on average equity was 14.65% and 14.74%, respectively, for the three and six months ended June 30, 2026, compared to 13.33% and 11.85%, respectively, for the comparable periods of 2025. For the three months ended June 30, 2026 total cash dividends of $0.155 per share were declared as compared to $0.317 for the same period of 2025. For the six months ended June 30, 2026, total cash dividends of $0.642 per share were declared as compared to $0.467 for the same period of 2025, which included the impact of special one-time dividends of $0.333 per share and $0.167 per share for the six months ended June 30, 2026 and 2025, respectively.

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

Tax-equivalent net interest income increased $2.0 million, or 13.0%, to $17.1 million for the three months ended June 30, 2026 compared to $15.1 million for the same period in 2025. The increase in tax-equivalent net interest income was due to an increase in tax-equivalent interest income reflecting higher earning asset volumes and yields, along with a decrease in interest expense which resulted primarily from a significant decrease in average borrowings coupled with a decrease in the average rate paid on total interest-bearing liabilities. Tax-equivalent net interest margin, a key measurement used in the banking industry to measure income from earning assets relative to the cost to fund those assets, is calculated by dividing tax-equivalent net interest income by average interest-earning assets. The Corporation’s tax-equivalent net interest margin increased 33 basis points to 4.37% for the three months ended June 30, 2026 compared to 4.04% for the same period of 2025, which was largely caused by increases in yields on earning assets along with a decrease in total in cost of funds. Additionally, interest rate spread, the difference between the average yield on interest-earning assets, shown on a fully tax-equivalent basis, and the average cost of interest-bearing liabilities, increased 36 basis points to 3.83% for the three months ended June 30, 2026 compared to 3.47% for the same period in 2025.

Tax-equivalent interest income increased $1.7 million, or 7.9%, to $23.7 million for the three months ended June 30, 2026 from $22.0 million for the same period in 2025, which was largely caused by growth in average earning assets, coupled with an increase in the tax-equivalent yield on average earning assets. Average earning assets increased $67.0 million, or 4.5%, to $1.568 billion for the three months ended June 30, 2026 from $1.501 billion for the same period in 2025, resulting in a corresponding increase to tax-equivalent interest income of $0.7 million. Specifically, average loans increased $29.0 million, or 2.5%, to $1.190 billion for the three months ended June 30, 2026 from $1.161 billion for the same period in 2025, which reflected strong organic loan growth, partially offset by the loan sale noted above. Total investment securities averaged $364.5 million for the three months ended June 30, 2026, an increase of $34.1 million, or 10.3%, compared to $330.4 million for the same period in 2025. The tax-equivalent yield on earning assets increased 19 basis points to 6.06% for the three months ended June 30, 2026 from 5.87% for the same period in 2025, which resulted in a corresponding increase in tax-equivalent interest income of $1.0 million. The Corporation's tax-equivalent yield on loans increased 11 basis points to 6.78% for the three months ended June 30, 2026 compared to 6.67% for the same period in 2025, resulting in a corresponding increase in tax-equivalent interest income of $0.3 million. Meanwhile, the tax-equivalent yield on investment securities increased 68 basis points to 3.76% for the three months ended June 30, 2026 from 3.08% for the same period in 2025 and caused a corresponding increase to tax-equivalent interest income of $0.7 million.

Interest expense decreased $0.2 million, or 3.3%, to $6.7 million for the three months ended June 30, 2026 from $6.9 million for the same period in 2025, which was primarily from a significant decrease in average borrowings, coupled with a lower overall cost of funds. Average borrowed funds, which are largely comprised of customer repurchase agreements and FHLB of Pittsburgh advances, averaged $25.6 million for the three months ended June 30, 2026, a decrease of $47.5 million from $73.1 million for the same period in 2025. Lower volumes of average borrowed funds resulted in a corresponding decrease in interest expense of $0.5 million. Total average interest-bearing deposits increased $90.8 million, or 8.5%, to $1.164 billion for the three months ended June 30, 2026, compared to $1.073 billion for the same period in 2025, which resulted in a corresponding increase in interest expense of $0.6 million. For the three months ended June 30, 2026, the Corporation's cost of funds decreased 16 basis points to 2.24% from 2.40% for the same period in 2025. The average rate paid on total borrowings increased to 9.06% for the three months ended June 30, 2026 from 4.48% for the same period in 2025. The increase in the average rate paid on total borrowings is related to the prepayment of long-term borrowings during the three months ended June 30, 2026 discussed above and associated recognition of approximately $0.3 million of remaining unamortized fair value adjustments as a yield adjustment during the period. The average rate paid on total interest-bearing deposits decreased 18 basis points to 2.08% for the three months ended June 30, 2026 from 2.26% for the same period in 2025, which resulted in a corresponding decrease in interest expense of $0.6 million.

On a year-to-date basis, tax equivalent net interest income increased $4.54 million, or 15.5%, to $33.8 million for the six months ended June 30, 2026, from $29.3 million for the comparable period of 2025. The increase in tax-equivalent net interest income for the year-to-date period was largely due to a $3.8 million, or 8.8%, increase in tax equivalent interest income, to $46.9 million, from $43.1 million for 2025, combined with a decrease in interest expense of $0.7 million, or 5.3%, to $13.1 million for the six months ended June 30, 2026, from $13.8 million for the six months ended June 30, 2025. Similar to the quarterly period, the $3.8 million or 8.8%, increase in year-to-date tax equivalent interest income was primarily due to higher earning-asset yields, coupled with an increase in average earning assets balances. The tax-equivalent yield on average earning assets increased 23 basis points to 6.03% for the six months ended June 30, 2026 from 5.80% for the same period in 2025, which resulted in a corresponding increase of $2.1 million to tax-equivalent interest income. The tax-equivalent yield on loans increased 13 basis points, while the tax-equivalent yield on investments increased 76 basis points comparing the year-to-date periods of 2026 and 2025, which resulted in corresponding increases in tax-equivalent interest income of $0.8 million and $1.4 million, respectively. Regarding earning-asset volumes, total average earning assets increased $69.5 million, or 4.6%, to $1.570 billion for the six months ended June 30, 2026, from $1.500 billion for the same period of 2025, which resulted in a corresponding increase in tax-equivalent interest income of $1.7 million. Similar to the quarterly period, this was primarily due to an increase in average total loans which increased $33.3 million, or 2.9%, to $1.189 billion for the six months ended June 30, 2026, from $1.156 billion for the same comparable period of 2025, which was primarily as a result of strong organic loan demand. This increase resulted in a corresponding increase in tax-equivalent interest income of $1.1 million.

The $0.7 million, or 5.3%, decrease in year-to-date interest expense was largely due to a significant decrease in average total borrowings. Average borrowed funds averaged $39.7 million for the six months ended June 30, 2026, a decrease of $50.7 million from $90.4 million for the same period in 2025. Lower volumes of average borrowed funds resulted in a corresponding decrease in interest expense of $1.1 million. This decrease was partially offset by an increase in interest-bearing deposit volumes. Comparing the year-to-date periods of 2026 and 2025, average interest-bearing deposits increased $94.3 million, or 8.9%, to $1.154 billion from $1.060 billion, respectively, increasing interest expense by $1.2 million.

The following Average Balance Sheet and Rate Analysis tables present the average assets, actual income or expense and the average yield on assets, liabilities and stockholders' equity for the three and six months ended June 30, 2026 and 2025.

AVERAGE BALANCE SHEET AND RATE ANALYSIS

THREE MONTHS ENDED JUNE 30,

	2026			2025
(In Thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS:	(1)			(1)
Tax-exempt loans	$40,660	$492	4.85%	$41,433	$522	5.05%
All other loans	1,149,740	19,642	6.85%	1,120,017	18,805	6.73%
Total loans (2)(3)(4)	1,190,400	20,134	6.78%	1,161,450	19,327	6.67%

Taxable securities	285,431	2,340	3.29%	251,586	1,476	2.35%
Tax-exempt securities (3)	79,025	1,072	5.44%	78,782	1,064	5.42%
Total securities	364,456	3,412	3.76%	330,368	2,540	3.08%

Interest-bearing deposits in other banks	13,411	159	4.76%	9,478	101	4.27%

Total interest-earning assets	1,568,267	23,705	6.06%	1,501,296	21,968	5.87%

Other assets	118,051			107,428

TOTAL ASSETS	$1,686,318			$1,608,724

LIABILITIES:
Savings	$199,298	15	0.03%	$196,194	15	0.03%
Now deposits	453,523	2,226	1.97%	411,546	2,334	2.27%
Money market deposits	116,499	556	1.91%	103,661	495	1.92%
Time deposits	394,934	3,255	3.31%	362,047	3,193	3.54%
Total interest-bearing deposits	1,164,254	6,052	2.08%	1,073,448	6,037	2.26%

Short-term borrowings	12,576	117	3.73%	24,870	252	4.06%
Long-term borrowings	13,061	462	14.19%	48,237	565	4.70%
Total borrowings	25,637	579	9.06%	73,107	817	4.48%

Total interest-bearing liabilities	1,189,891	6,631	2.24%	1,146,555	6,854	2.40%

Noninterest-bearing deposits	282,669			272,897
Other liabilities	17,800			15,665
Stockholders' equity	195,958			173,607
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$1,686,318			$1,608,724
Interest rate spread (6)			3.83%			3.47%
Net interest income/margin (5)		$17,074	4.37%		$15,114	4.04%

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

AVERAGE BALANCE SHEET AND RATE ANALYSIS

SIX MONTHS ENDED JUNE 30,

	2026			2025
(In Thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS:	(1)			(1)
Tax-exempt loans	$42,032	$1,009	4.84%	$42,134	$1,020	4.88%
All other loans	1,146,801	38,987	6.86%	1,113,374	37,089	6.72%
Total loans (2)(3)(4)	1,188,833	39,996	6.78%	1,155,508	38,109	6.65%

Taxable securities	277,008	4,309	3.14%	259,197	2,741	2.13%
Tax-exempt securities (3)	79,314	2,151	5.47%	78,927	2,128	5.44%
Total securities	356,322	6,460	3.66%	338,124	4,869	2.90%

Interest-bearing deposits in other banks	24,471	463	3.82%	6,538	135	4.16%

Total interest-earning assets	1,569,626	46,919	6.03%	1,500,170	43,113	5.80%

Other assets	117,550			104,898

TOTAL ASSETS	$1,687,176			$1,605,068

LIABILITIES:
Savings	$195,825	29	0.03%	$194,920	29	0.03%
Now deposits	453,688	4,445	1.98%	402,655	4,473	2.24%
Money market deposits	114,469	1,091	1.92%	103,631	964	1.88%
Time deposits	389,856	6,380	3.30%	358,362	6,372	3.59%
Total interest-bearing deposits	1,153,838	11,945	2.09%	1,059,568	11,838	2.25%

Short-term borrowings	12,783	212	3.34%	39,459	795	4.06%
Long-term borrowings	26,945	932	6.98%	50,988	1,194	4.72%
Total borrowings	39,728	1,144	5.81%	90,447	1,989	4.43%

Total interest-bearing liabilities	1,193,566	13,089	2.21%	1,150,015	13,827	2.42%

Noninterest-bearing deposits	278,416			268,679
Other liabilities	19,368			14,241
Stockholders' equity	195,826			172,133
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$1,687,176			$1,605,068
Interest rate spread (6)			3.82%			3.37%
Net interest income/margin (5)		$33,830	4.35%		$29,286	3.94%

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

Reconcilement of Taxable Equivalent Net Interest Income
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In Thousands)	2026	2025	2026	2025

Total interest income	$23,399	$21,662	$46,300	$42,503
Total interest expense	6,630	6,854	13,088	13,827

Net interest income	16,769	14,808	33,212	28,676
Tax equivalent adjustment	305	306	618	610

Net interest income
(fully taxable equivalent)	$17,074	$15,114	$33,830	$29,286

Rate/Volume Analysis

To enhance the understanding of the effects of volumes (the average balance of earning assets and costing liabilities) and average interest rate fluctuations on the Consolidated Balance Sheets as it pertains to net interest income, the table below reflects these changes for the three and six months ended June 30, 2026 versus June 30, 2025:

	Three Months Ended June 30,			Six Months Ended June 30,
	2026 vs 2025			2026 vs 2025
	Increase (Decrease)			Increase (Decrease)
	Due to			Due to
(In Thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Loans, tax-exempt	$(9)	$(21)	$(30)	$(2)	$(9)	$(11)
Loans	500	337	837	1,114	784	1,898
Taxable investment securities	180	684	864	188	1,380	1,568
Tax-exempt investment securities	4	4	8	11	12	23
Interest bearing deposits	64	(6)	58	370	(42)	328
Total interest-earning assets	739	998	1,737	1,681	2,125	3,806

Interest expense:
Savings	—	—	—	—	—	—
NOW deposits	240	(348)	(108)	567	(595)	(28)
Money market deposits	61	—	61	101	26	127
Time deposits	291	(229)	62	560	(552)	8
Short-term borrowings	(124)	(11)	(135)	(537)	(46)	(583)
Long-term borrowings, FHLB	(413)	310	(103)	(563)	301	(262)
Total interest-bearing liabilities	55	(278)	(223)	128	(866)	(738)
Change in net interest income	$684	$1,276	$1,960	$1,553	$2,991	$4,544

Provision for Credit Losses

A summary of the provision for credit losses for the three and six months ended June 30, 2026 and 2025, is as follows:

	For the Three Months		For the Six Month
	Ended June 30,		Ended June 30,
(In Thousands)	2026	2025	2026	2025
Provision for credit losses:
Loans receivable	$396	$256	$463	$366
Off-balance sheet exposures	(2)	(2)	—	(2)
Total provision for credit losses	$394	$254	$463	$364

For the three months ended June 30, 2026, there was a provision for credit losses of $394,000, an increase of $140,000 in expense compared to a provision for credit losses of $254,000 for the three months ended June 30, 2025. The provision for the three months ended June 30, 2026 included expense related to loans receivable of $396,000 and a credit related to off-balance sheet exposures of $2,000. For the six months ended June 30, 2026, there was a provision for credit losses of $463,000, an increase of $99,000 in expense compared to a provision for credit losses of $364,000 for the six months ended June 30, 2025. The $463,000 provision for the six months ended June 30, 2026 was exclusively related to loans receivable and included no provision related to off-balance sheet exposures.

The provision amounts for the three and six months ended June 30, 2026 and 2025 primarily reflect an increase in volume in the loan portfolio, changes in non-accrual loans which impact probability of default calculations and changes in qualitative factors related to volume and severity of past due loans and loan grade migration.

See Note 3 within the Corporation’s Notes to the Unaudited Consolidated Financial Statements which are included in this Quarterly Report on Form 10-Q for more information regarding the Corporation’s allowance for credit losses as of June 30, 2026.

Non-interest Income

Total non-interest income increased $323,000 or 14.4% to $2,560,000 for the three months ended June 30, 2026 compared to $2,237,000 for the three months ended June 30, 2025. Realized losses on available-for-sale debt securities, net, totaled $1,445,000 for the three months ended June 30, 2026 compared to $426,000 for the same period of 2025. This change was offset by $605,000 of one-time gains recognized related to bank-owned life insurance claims during the three months ended June 30, 2026 as well as an increase in other non-interest income of $400,000 which was primarily related to incentives received pursuant to the Bank’s debit card processing contract during the three months ended June 30, 2026.

For the six months ended June 30, 2026, total non-interest income increased $368,000 or 7.9% to $5,050,000, compared to $4,682,000 for the six months ended June 30, 2025. Consistent with the quarterly period, realized losses on available-for-sale debt securities, net, resulted in a decrease of $1,019,000. Additionally, for the six months ended June 30 2026, a $482,000 loss on sale of loans was recorded, compared to a gain on sale of loans of $154,000 for the six months ended June 30, 2025, which relates to the loan sale noted above. Offsetting these decreases was $605,000 of one-time gains recognized related to bank-owned life insurance claims as well as an increase in other non-interest income of $980,000 which was primarily related to incentives received pursuant to the Bank’s debit card processing contract and a sales tax refund received from the Commonwealth of Pennsylvania resulting from a state sales and use tax review engagement during the six months ended June 30, 2026.

	For the Three Months Ended
	June 30, 2026		June 30, 2025		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Service charges and fees	$749	29.3%	$709	31.7%	$40	5.6%
Interchange fees	672	26.3	673	30.1	(1)	(0.1)
Gain on sale of loans	155	6.1	71	3.2	84	118.3
Earnings on bank-owned life insurance	257	10.0	233	10.4	24	10.3
Gain on settlement of bank-owned life insurance claims	605	23.6	—	—	605	100.0
Brokerage	310	12.1	252	11.3	58	23.0
Trust	300	11.7	280	12.5	20	7.1
Gains on marketable equity securities	126	4.9	14	0.6	112	800.0
Realized losses on available-for-sale debt securities, net	(1,445)	(56.4)	(426)	(19.0)	(1,019)	239.2
Other non-interest income	831	32.4	431	19.3	400	92.8
Total non-interest income	$2,560	100.0%	$2,237	100.0%	$323	14.4%

	For the Six Months Ended
	June 30, 2026		June 30, 2025		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Service charges and fees	$1,502	29.7%	$1,431	30.6%	$71	5.0%
Interchange fees	1,289	25.5	1,296	27.7	(7)	(0.5)
(Loss) gain on sale of loans	(482)	(9.5)	154	3.3	(636)	(413.0)
Earnings on bank-owned life insurance	489	9.7	464	9.9	25	5.4
Gain on settlement of bank-owned life insurance claims	605	12.0	—	—	605	100.0
Brokerage	548	10.9	485	10.4	63	13.0
Trust	579	11.5	518	11.1	61	11.8
Gains (losses) on marketable equity securities	205	4.1	(20)	(0.4)	225	(1,125.0)
Realized losses on available-for-sale debt securities, net	(1,445)	(28.6)	(426)	(9.1)	(1,019)	239.2
Other non-interest income	1,760	34.7	780	16.5	980	125.6
Total non-interest income	$5,050	100.0%	$4,682	100.0%	$368	7.9%

Non-interest Expense

Total non-interest expense increased $564,000 from $9,856,000 for the three months ended June 30, 2025, to $10,420,000 for the three months ended June 30, 2026. Salaries and employee benefits expense of $5,580,000 for the three months ended June 30, 2026 increased $596,000 from $4,984,000 for the three months ended June 30, 2025. This increase was related to health insurance expenses associated with the Corporation’s partially self-funded health insurance plan which were $316,000 higher for the three months ended June 30, 2026 than the comparable 2025 period, along with ongoing salary and wage increases for employees. The increase in salaries and employee benefits expense was partially offset by a decrease in data processing and telecommunications expenses of $116,000 due to one-time charges incurred in conjunction with the implementation of new products during the three months ended June 30, 2025.

For the six months ended June 30, 2026, total non-interest expense decreased $330,000 or 1.6% to $20,617,000, compared to $20,947,000 for the six months ended June 30, 2025. Salaries and employee benefits expense of $10,913,000 for the six months ended June 30, 2026 decreased $391,000 from $11,304,000 for the same period of 2025. The Corporation recorded one-time pretax expenses totaling $1,295,000 in conjunction with the retirement of its Executive Chairman during the three months ended March 31, 2025. This decrease was partially offset by health insurance expenses associated with the Corporation’s partially self-funded health insurance plan which were $481,000 higher for the six months ended June 30, 2026 than same period in 2025 along with ongoing salary and wage increases for employees. Professional fees increased $227,000 from $862,000 for the six months ended June 30, 2025 to $1,089,000 for the six months ended June 30, 2026 due primarily to fees paid in conjunction with the sales and use tax review engagement noted above.

One standard to measure non-interest expense is to express annualized non-interest expense as a percentage of average total assets. For the three and six months ended June 30, 2026 this percentage was 2.48% and 2.46%, respectively, compared to 2.46% and 2.64%, respectively, for the three and six months ended June 30, 2025.

	For the Three Months Ended
	June 30, 2026		June 30, 2025		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Salaries and employee benefits	$5,580	53.6%	$4,984	50.6%	$596	12.0%
Occupancy	682	6.5	640	6.5	42	6.6
Furniture and equipment	357	3.4	460	4.7	(103)	(22.4)
Pennsylvania shares tax	374	3.6	301	3.1	73	(24.3)
Professional fees	445	4.3	414	4.2	31	7.5
Director's fees	161	1.5	165	1.7	(4)	(2.4)
Federal deposit insurance	195	1.9	217	2.2	(22)	(10.1)
Data processing and telecommunications	962	9.2	1,078	10.9	(116)	(10.8)
Automated teller machine and interchange	140	1.3	101	1.0	39	38.6
Amortization of intangibles	454	4.4	511	5.2	(57)	(11.2)
Other non-interest expense	1,070	10.3	985	9.9	85	8.6
Total non-interest expense	$10,420	100.0%	$9,856	100.0%	$564	5.7%

	For the Six Months Ended
	June 30, 2026		June 30, 2025		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Salaries and employee benefits	$10,913	52.9%	$11,304	54.0%	$(391)	(3.5)%
Occupancy	1,416	6.9	1,360	6.5	56	4.1
Furniture and equipment	736	3.6	886	4.2	(150)	(16.9)
Pennsylvania shares tax	749	3.6	602	2.9	147	24.4
Professional fees	1,089	5.3	862	4.1	227	26.3
Director's fees	328	1.6	318	1.5	10	3.1
Federal deposit insurance	390	1.9	435	2.1	(45)	(10.3)
Data processing and telecommunications	1,841	8.9	1,917	9.2	(76)	(4.0)
Automated teller machine and interchange	302	1.5	365	1.7	(63)	(17.3)
Amortization of intangibles	908	4.4	1,021	4.9	(113)	(11.1)
Other non-interest expense	1,945	9.4	1,877	8.9	68	3.6
Total non-interest expense	$20,617	100.0%	$20,947	100.0%	$(330)	(1.6)%

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

The Bank reviews cash flow projections regularly and updates them in order to maintain liquid assets at levels believed to meet the requirements of normal operations, including loan commitments and potential deposit outflows from maturing certificates of deposit and savings withdrawals. While deposits and securities sold under agreements to repurchase are its primary source of funds, when needed it is also able to generate cash through borrowings from the FHLB. At June 30, 2026, the Bank had remaining available capacity with FHLB, subject to certain collateral restrictions, of $557.4 million.

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

The statement of cash flows presents the change in cash and cash equivalents from operating, investing and financing activities. Cash and due from banks and interest-bearing deposits in other banks, which comprise cash and cash equivalents, are the Corporation’s most liquid assets. Cash and cash equivalents totaled $20.1 million at June 30, 2026, a decrease of $28.4 million from $48.5 million at December 31, 2025, as net cash outflows from investing and financing activities outpaced new cash inflows reported from operating activities for the six months ended June 30, 2026.

Net cash outflows from investing activities used $35.5 million of cash and cash equivalents during the six months ended June 30, 2026. Accounting for the majority of the net cash outflows was $51.0 million related to proceeds from sales, paydowns, calls and maturities of available-for-sale debt securities which was offset by purchases of available-for-sale debt securities of $54.2 million and a net increase in loans of $34.4 million, which reflected strong loan demand. Financing activities used $15.1 million in net cash, which resulted primarily from a $41.0 million repayment of long-term borrowings, partially offset by a $20.8 million increase in deposits, and an increase in short-term borrowings, consisting of customer repurchase agreements and short-term FHLB borrowings, of $11.8 million along with cash dividends paid of $6.8 million. Operating activities include net income, adjusted for the effects of non-cash transactions including, among others, depreciation and amortization and the provision for credit losses, and is the primary source of cash flows from operations. For the six months ended June 30, 2026, operating activities provided the Corporation with $22.2 million in net cash, which primarily reflected net income of $14.3 million and proceeds from the sale of mortgage loans of $19.0 million.

The Corporation regularly analyzes its ability to generate adequate amounts of cash to meet its short and long-term cash requirements and plans. As part of its quarterly asset liability management procedures, the Corporation performs liquidity cash flow forecasts in various base level and stress scenarios to monitor future cash needs. As of June 30, 2026, the Corporation is expected to maintain an adequate cash balance over the next 12 months. The Corporation has not identified any known demands, commitments, events or uncertainties that would result or that are reasonably likely to result in its liquidity position materially increasing or decreasing over the next 12 months. The Corporation’s long-term cash needs are regularly analyzed through its strategic planning process, which includes a detailed review of liquidity and funding needs.

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

To manage the interest sensitivity position, an asset/liability model called "gap analysis" is used to monitor the difference in the volume of the Bank's interest sensitive assets and liabilities that mature or reprice within given periods. A positive gap (asset sensitive) indicates that more assets reprice during a given period compared to liabilities, while a negative gap (liability sensitive) has the opposite effect. The Bank employs computerized net interest income simulation modeling to assist in quantifying interest rate risk exposure. This process measures and quantifies the impact on net interest income through varying interest rate changes and balance sheet compositions. The use of this model assists the ALCO to gauge the effects of the interest rate changes on interest sensitive assets and liabilities in order to determine what impact these rate changes will have upon our net interest spread. At June 30, 2026, our cumulative gap positions were within the internal risk management guidelines.

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

The following table illustrates the simulated impact of parallel and instantaneous interest rate shocks of +100, +200, +300, -100, -200, and -300 basis points on net interest income and the change in economic value over a one-year time horizon from the June 30, 2026 levels:

	Rates +100		Rates +200		Rates +300		Rates -100		Rates -200		Rates -300
	Simulation Results	Policy Limit	Simulation Results	Policy Limit	Simulation Results	Policy Limit	Simulation Results	Policy Limit	Simulation Results	Policy Limit	Simulation Results	Policy Limit
Earnings at risk:
Percent change in net interest income	2.37%	-10.00%	-1.44%	-15.00%	-5.49%	-20.00%	6.94%	-10.00%	7.83%	-15.00%	10.36%	-20.00%

Economic value at risk:
Percent change in economic value of equity	-4.98%	-15.00%	-11.10%	-25.00%	-17.89%	-30.00%	0.58%	-15.00%	0.78%	-25.00%	2.27%	-30.00%

Model results from the simulation at June 30, 2026 indicated that the Bank was projected to see an increase in net interest income over a one-year horizon in any of the rate shock scenarios, with the exception of the +200 and +300 scenarios, which showed 1.44% and 5.49% decreases, respectively. The percent change in EVE is expected to decrease in all rates up scenarios and increase in all rates down scenarios. All modeled exposures to net interest income and EVE for the next twelve-month horizon are within internal ALCO policy guidelines.

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

The CEO and CFO have evaluated the changes to our internal controls over financial reporting that occurred during our fiscal Quarter Ended June 30, 2026, as required by Rules 13a-15(d) and 15d-15(d) under the Securities Exchange Act of 1934, as amended, and have concluded that there were no changes that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II Other Information

Item 1. Legal Proceedings

At June 30, 2026, the Corporation was not involved in any legal proceedings, other than routine legal proceedings in the ordinary course of business which involve amounts which, in the aggregate, are believed by management to be immaterial to the financial condition of the Corporation. In addition, no material proceedings are pending or are known to be threatened or contemplated against the Corporation by government authorities.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in Item 1A of the Corporation’s Form 10-K filed March 6, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None

(b)	Not applicable

(c)	Effective May 15, 2026, the Corporation’s Board of Directors authorized a new treasury stock repurchase program. Under the program, the Corporation was authorized to repurchase up to 530,611 shares of the Corporation’s common stock. During the second quarter 2026, the Corporation did not repurchase any shares of its common stock.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

(a)	There was no information the Corporation was required to disclose in a report on Form 8-K during the second quarter of 2026 that was not disclosed.

(b)	There were no material changes to the procedures by which security holders may recommend nominees to the Corporation’s board of directors during the second quarter of 2026.

(c)	During the second quarter of 2026, no director or officer of the Corporation adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.

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

31.2 Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1 Section 1350 Certification of Chief Executive Officer

32.2 Section 1350 Certification of Chief Financial Officer

101 The following materials from the Corporation’s Quarterly Report on Form 10-Q for the period ended June 30, 2026, formatted in XBRL (Extensible Business Reporting Language); (i) the Consolidated Balance Sheets (unaudited), (ii) the Consolidated Statements of Income (unaudited), (iii) the Consolidated Statements of Comprehensive Income (unaudited), (iv) the Consolidated Statements of Changes in Stockholders’ Equity (unaudited), (v) the Consolidated Statements of Cash Flows (unaudited), and (vi) the Notes to Unaudited Consolidated Financial Statements.

104 Cover Page for Interactive Data File (embedded with the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Muncy Columbia Financial Corporation

(Registrant)

By:	/s/ Lance O. Diehl	Date: August 7, 2026
Lance O. Diehl President and Chief Executive Officer (Principal Executive Officer)
By:	/s/ Joseph K. O’Neill, Jr.	Date: August 7, 2026
Joseph K. O’Neill, Jr. Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)