Form 10-Q
period 2026-09-30
MUNCY COLUMBIA FINANCIAL Corp
filed 2026-11-06
CIK 731122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Common stock, $1.25 par value, 10,615,664 shares outstanding as of November 6, 2026.

Muncy Columbia Financial Corporation

PART I Financial Information

Item 1. Financial Statements

Muncy Columbia Financial Corporation

Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Data) (Unaudited)	September 30, 2026	December 31, 2025
ASSETS
Cash and due from banks	$14,540	$12,828
Interest-bearing deposits in other banks	21,220	35,712
Total cash and cash equivalents	35,760	48,540

Available-for-sale debt securities, at fair value	324,860	327,245
Marketable equity securities, at fair value	1,647	1,411
Restricted investment in bank stocks, at cost	3,835	5,412
Loans held for sale	2,239	847

Loans receivable	1,208,364	1,177,581
Allowance for credit losses	(11,032)	(9,959)
Loans, net	1,197,332	1,167,622

Premises and equipment, net	26,196	26,263
Foreclosed assets held for sale	801	320
Accrued interest receivable	5,801	5,063
Bank-owned life insurance	41,428	41,740
Investment in limited partnerships	3,786	4,346
Deferred tax asset, net	7,791	5,992
Goodwill	25,609	25,609
Other intangible assets, net	6,680	8,042
Other assets	4,388	4,747
TOTAL ASSETS	$1,688,153	$1,673,199

LIABILITIES
Interest-bearing deposits	$1,198,095	$1,135,740
Noninterest-bearing deposits	273,744	277,012
Total deposits	1,471,839	1,412,752

Short-term borrowings	7,517	12,455
Long-term borrowings	—	40,584
Accrued interest payable	1,582	1,644
Other liabilities	14,179	13,223
TOTAL LIABILITIES	1,495,117	1,480,658

STOCKHOLDERS' EQUITY
Common stock, par value $1.25 per share; 15,000,000 shares authorized; issued 10,924,389 and outstanding 10,615,664 at September 30, 2026; issued 10,918,987 and outstanding 10,610,262 at December 31, 2025	13,656	4,807
Additional paid-in capital	74,992	83,720
Retained earnings	131,263	119,364
Accumulated other comprehensive loss	(15,568)	(4,043)
Treasury stock, at cost; 308,725 shares at September 30, 2026 and December 31, 2025	(11,307)	(11,307)
TOTAL STOCKHOLDERS' EQUITY	193,036	192,541
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,688,153	$1,673,199

* All share amounts have been adjusted to reflect the three-for-one stock split effective May 15, 2026.

See accompanying notes to the unaudited consolidated financial statements.

Muncy Columbia Financial Corporation

Consolidated Statements of Income

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(In Thousands, Except Share and Per Share Data) (Unaudited)	2026	2025	2026	2025
INTEREST AND DIVIDEND INCOME
Interest and fees on loans:
Taxable	$20,326	$19,365	$59,313	$56,454
Tax-exempt	380	377	1,187	1,195
Interest and dividends on investment securities:
Taxable	2,194	1,497	6,229	3,905
Tax-exempt	844	864	2,578	2,584
Dividend and other interest income	120	151	394	484
Deposits in other banks	102	347	565	482
TOTAL INTEREST AND DIVIDEND INCOME	23,966	22,601	70,266	65,104

INTEREST EXPENSE
Deposits	6,239	6,255	18,183	18,093
Short-term borrowings	94	168	307	963
Long-term borrowings	—	527	931	1,721
TOTAL INTEREST EXPENSE	6,333	6,950	19,421	20,777

NET INTEREST INCOME	17,633	15,651	50,845	44,327

PROVISION FOR CREDIT LOSSES	942	479	1,405	843

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	16,691	15,172	49,440	43,484

NON-INTEREST INCOME
Service charges and fees	777	774	2,279	2,205
Interchange fees	659	671	1,948	1,967
Gain (loss) on sale of loans	128	186	(354)	340
Earnings on bank-owned life insurance	257	235	746	699
Gain on settlement of bank-owned life insurance claims	—	120	605	120
Brokerage	289	215	837	700
Trust	299	268	878	786
Gains on marketable equity securities	31	48	236	28
Realized losses on available-for-sale debt securities, net	(2,404)	—	(3,849)	(426)
Other non-interest income	575	375	2,335	1,155
TOTAL NON-INTEREST INCOME	611	2,892	5,661	7,574

NON-INTEREST EXPENSE
Salaries and employee benefits	5,417	4,799	16,330	16,103
Occupancy	669	644	2,085	2,004
Furniture and equipment	390	418	1,126	1,304
Pennsylvania shares tax	374	336	1,123	938
Professional fees	327	491	1,416	1,353
Director's fees	158	165	486	483
Federal deposit insurance	195	217	585	652
Data processing and telecommunications	973	877	2,814	2,794
Automated teller machine and interchange	152	230	454	595
Amortization of intangibles	454	511	1,362	1,532
Other non-interest expense	939	1,290	2,884	3,167
TOTAL NON-INTEREST EXPENSE	10,048	9,978	30,665	30,925

INCOME BEFORE INCOME TAX PROVISION	7,254	8,086	24,436	20,133
INCOME TAX PROVISION	1,211	1,367	4,082	3,301
NET INCOME	$6,043	$6,719	$20,354	$16,832

EARNINGS PER SHARE - BASIC AND DILUTED	$0.57	$0.63	$1.92	$1.59
WEIGHTED AVERAGE SHARES OUTSTANDING	10,614,065	10,605,026	10,612,212	10,601,738

* All share and per share amounts have been adjusted to reflect the three-for-one stock split effective May 15, 2026.

See accompanying notes to the unaudited consolidated financial statements.

Muncy Columbia Financial Corporation

Consolidated Statements of Comprehensive (Loss) Income

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(In Thousands) (Unaudited)	2026	2025	2026	2025
Net Income	$6,043	$6,719	$20,354	$16,832
Other comprehensive (loss) income:
Unrealized holding (losses) gains on available-for-sale debt securities	(15,155)	3,842	(18,437)	9,242
Tax effect	3,182	(807)	3,871	(1,941)
Net realized losses included in net income	2,404	—	3,849	426
Tax effect	(505)	—	(808)	(89)
Other comprehensive (loss) income, net	(10,074)	3,035	(11,525)	7,638
Comprehensive (loss) income	$(4,031)	$9,754	$8,829	$24,470

See accompanying notes to the unaudited consolidated financial statements.

Muncy Columbia Financial Corporation

Consolidated Statements of Changes in Stockholders' Equity

					Accumulated
	Common		Additional		Other		Total
(In Thousands Except Share and Per Share Data)	Stock		Paid-In	Retained	Comprehensive	Treasury	Stockholders'
(Unaudited)	Shares	Amount	Capital	Earnings	Loss	Stock	Equity
For the three months ended:
Balance, June 30, 2026	10,922,772	$13,653	$74,949	$126,866	$(5,494)	$(11,307)	$198,667
Net income	—	—	—	6,043	—	—	6,043
Other comprehensive loss	—	—	—	—	(10,074)	—	(10,074)
Common stock issuance under employee stock purchase plan	1,617	3	38	—	—	—	41
Recognition of employee stock purchase plan expense	—	—	5	—	—	—	5
Cash dividends ($0.155 per share)	—	—	—	(1,646)	—	—	(1,646)
Balance, September 30, 2026	10,924,389	$13,656	$74,992	$131,263	$(15,568)	$(11,307)	$193,036

Balance, June 30, 2025	10,913,719	$4,805	$83,636	$108,434	$(9,293)	$(11,307)	$176,275
Net income	—	—	—	6,719	—	—	6,719
Other comprehensive income	—	—	—	—	3,035	—	3,035
Common stock issuance under employee stock purchase plan	2,937	1	42	—	—	—	43
Recognition of employee stock purchase plan expense	—	—	4	—	—	—	4
Cash dividends ($0.150 per share)	—	—	—	(1,591)	—	—	(1,591)
Balance, September 30, 2025	10,916,656	$4,806	$83,682	$113,562	$(6,258)	$(11,307)	$184,485

For the nine months ended:
Balance, December 31, 2025	10,918,987	$4,807	$83,720	$119,364	$(4,043)	$(11,307)	$192,541
Net income	—	—	—	20,354	—	—	20,354
Other comprehensive loss	—	—	—	—	(11,525)	—	(11,525)
Common stock issuance under employee stock purchase plan	5,402	6	103	—	—	—	109
Recognition of employee stock purchase plan expense	—	—	12	—	—	—	12
Cash dividends ($0.797 per share)	—	—	—	(8,455)	—	—	(8,455)
Three-for-one stock split in the form of a stock dividend	—	8,843	(8,843)	—	—	—	—
Balance, September 30, 2026	10,924,389	$13,656	$74,992	$131,263	$(15,568)	$(11,307)	$193,036

Balance, December 31, 2024	10,906,864	$4,802	$83,543	$103,268	$(13,896)	$(11,307)	$166,410
Net income	—	—	—	16,832	—	—	16,832
Other comprehensive income	—	—	—	—	7,638	—	7,638
Common stock issuance under employee stock purchase plan	9,792	4	125	—	—	—	129
Recognition of employee stock purchase plan expense	—	—	14	—	—	—	14
Cash dividends ($0.617 per share)	—	—	—	(6,538)	—	—	(6,538)
Balance, September 30, 2025	10,916,656	$4,806	$83,682	$113,562	$(6,258)	$(11,307)	$184,485

* All share and per share amounts have been adjusted to reflect the three-for-one stock split effective May 15, 2026.

See accompanying notes to the unaudited consolidated financial statements.

Muncy Columbia Financial Corporation

Consolidated Statements of Cash Flows

	For the Nine Months Ended
	September 30,
(In Thousands) (Unaudited)	2026	2025
		2015
OPERATING ACTIVITIES
Net Income	$20,354	$16,832
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	1,405	843
Depreciation and amortization of premises and equipment	1,122	1,120
Accretion of loan fair value adjustments, net	(6,579)	(7,285)
Amortization of deposit fair value adjustments, net	121	225
Gains on marketable equity securities	(236)	(28)
Realized losses on available-for-sale debt securities, net	3,849	426
Accretion of investment securities, net	(1,678)	(893)
(Gains) losses on disposal of premises and equipment, net	(5)	123
Gain on sale of foreclosed assets held for sale, net	(90)	(10)
Deferred income taxes	1,264	950
Earnings on bank-owned life insurance	(746)	(699)
Loss (gain) on sale of loans	354	(340)
Proceeds from sale of mortgage loans	23,830	16,170
Originations of mortgage loans held for resale	(15,720)	(15,659)
Amortization of intangibles	1,362	1,532
Amortization of investment in limited partnerships	560	560
Gain on settlement of bank-owned life insurance claims	(605)	(120)
(Increase) decrease in accrued interest receivable and other assets	(379)	764
Increase in accrued interest payable and other liabilities	894	2,697
Other, net	398	207
Net cash provided by operating activities	29,475	17,415
INVESTING ACTIVITIES
Available-for-sale debt securities:
Purchases	(90,766)	(69,597)
Proceeds from sales	27,821	29,574
Proceeds from paydowns, calls and maturities	48,571	55,877
Purchase of bank-owned life insurance	(45)	(47)
Proceeds from settlement of bank-owned life insurance claims	1,708	—
Proceeds from redemption of restricted investment in bank stocks	4,106	4,550
Purchase of restricted investment in bank stocks	(2,529)	(2,897)
Net increase in loans	(35,408)	(36,858)
Proceeds from sale of premises and equipment	5	—
Proceeds from sale of foreclosed assets held for sale	625	80
Acquisition of customer relationship intangibles	—	(18)
Acquisition of premises and equipment	(1,041)	(1,241)
Net cash used for investing activities	(46,953)	(20,577)
FINANCING ACTIVITIES
Net increase in deposits	58,966	104,236
Net decrease in short-term borrowings	(4,938)	(51,495)
Repayment of long-term borrowings	(40,984)	(15,224)
Proceeds from issuance of common stock	109	129
Cash dividends paid	(8,455)	(6,538)
Net cash provided by financing activities	4,698	31,108
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(12,780)	27,946
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	48,540	17,380
CASH AND CASH EQUIVALENTS, END OF PERIOD	$35,760	$45,326

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest paid	$19,483	$20,855
Income taxes paid	2,950	925
Securities acquired but not settled	—	271
Loans transferred to foreclosed assets held for sale	1,016	70
Loans transferred to held for sale	9,856	—
Bank-owned life insurance death benefit receivable	—	304

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

BASIS OF PRESENTATION

The consolidated financial information included herein, except the consolidated balance sheet dated December 31, 2025, is unaudited. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. Prior period amounts have been reclassified when necessary to conform to the current period’s presentation. Such reclassifications did not have an impact on the operating results or financial position of the Corporation. Operating results for the three and nine months ended September 30, 2026, are not necessarily indicative of the results for the year ending December 31, 2026.

These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation’s audited financial statements, included in the Annual Report filed on Form 10-K as of and for the year ended December 31, 2025.

CHANGE IN ACCOUNTING ESTIMATE

Effective September 30, 2026, the Corporation changed its methodology for estimating the allowance for credit losses ("ACL") on loans and other financial assets subject to Accounting Standards Codification ("ASC") 326, Financial Instruments—Credit Losses. The change was made to enhance the precision of the Corporation's estimate of expected credit losses by incorporating a new cash flow methodology to better reflect the risk characteristics and expected cash flows of the Corporation's loan portfolio.

Prior to the change, the Corporation estimated expected credit losses using primarily a probability of default methodology. Under the revised methodology, the Corporation utilizes a cash flow model to calculate the sum of expected losses via a gross loss rate and recovery rate assumption for pools of loans that share similar risk characteristics to estimate expected credit losses over the contractual term of the applicable financial assets, adjusted for expected prepayments and other relevant factors. The revised methodology incorporates federal call report loan codes as the segmentation mechanism.

The change in methodology represents a change in accounting estimate resulting from an improvement in the Corporation's estimation methodology and does not represent a change in the underlying accounting principle or requirements of ASC 326. Accordingly, the change has been accounted for prospectively in the period of change.

The effect of the change in methodology on the ACL as of September 30, 2026 was an increase of approximately $100,000. The change resulted in an increase in provision for credit losses on loans of approximately $100,000 for the three and nine-month periods ended September 30, 2026. The effect on net income was approximately $79,000, or $0.01 per basic and diluted share, after consideration of the related income tax effect.

The impact of the change is dependent upon the composition and credit characteristics of the Corporation's loan portfolio, economic conditions, and other assumptions used in the estimation process. As a result, the amount of the ACL and provision for credit losses may vary materially in future periods as these factors and management's expectations change.

The Corporation continues to evaluate the performance of its CECL methodology and the reasonableness of the assumptions and forecasts used in estimating expected credit losses. Future refinements to the methodology, assumptions, segmentation, forecasts, or other estimation techniques may result in changes to the ACL and provision for credit losses.

ALLOWANCE FOR CREDIT LOSSES - LOANS

The ACL on loans is a valuation account that is used to present the net amount expected to be collected on a loan. The ACL is adjusted through provision for credit losses as a charge against, or credit to, earnings. Loans deemed to be uncollectible are charged against the ACL, and any subsequent recoveries are credited to the ACL. Management evaluates the ACL on a quarterly basis. When changes in the reserve are necessary, an adjustment is made.

Management uses relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts in calculating its ACL. Historical credit loss experience provides the basis for the estimation of expected credit losses.

The key inputs to the cash flow model are loss rate, prepayment and curtailment rates, reasonable and supportable economic forecasts, and forecast reversion period.

•	Loss Rate - In order to incorporate economic factors into forecasting within the cash flow model, management elected to use the Loss Driver method or benchmark data to generate the expected loss rate for the pools of loans. The Loss Driver method analyzes how one or more economic factors change the default rate using a statistical regression analysis. Management selected economic factors (national unemployment rate and gross domestic product) that had a strong correlation to historical default rates.
•	Prepayment & Curtailment Rates: Institution specific rate studies were completed which were utilized for prepayment and curtailment rates in the model for segments with adequate historical data and reliable results. For any segments with historical data constraints, management has elected to use peer benchmark prepayment rates in the cash flow model for those call codes.
•	Reasonable and Supportable Forecasts - The forecast data used in the cash flow model is obtained via a subscription to a widely recognized and relied upon company who publishes various forecast scenarios. Management evaluates the various scenarios to determine a reasonable and supportable scenario.
•	Forecast Reversion Period - Management uses forecasts to predict how economic factors will perform and has determined to use a four-quarter forecast period as well as a four-quarter straight-line reversion period to series mean (also commonly referred to as the mean reversion period).

The allowance for credit losses calculation includes subjective adjustments for qualitative risk factors that are deemed likely to cause estimated credit losses to differ from historical experience. These qualitative adjustments generally increase allowance levels and include adjustments for factors deemed relevant, including: the nature and volume of portfolio changes, including loan portfolio growth; concentrations of credit based on loan type or industry; the volume and severity of past due, nonaccrual or adversely classified loans; trends in real estate or other collateral values; lending policies and procedures, including changes in underwriting and collections practices and loan review function; credit review function; lending, credit and other relevant management experience and risk tolerance; external factors and economic conditions not already captured. Each qualitative factor is assigned a value to reflect improvement, no change, minor risk, moderate risk, or major risk conditions based on management's best judgment using relevant information available at the time of the evaluation. Management uses a variety of future looking forecasts along with current economic statistics from reputable sources to assign the qualitative factor based on set parameters. Adjustments to the factors are supported through documentation of changes in conditions in a narrative accompanying the allowance calculation.

Loans that do not share risk characteristics are evaluated on an individual basis. The ACL for individual loans begins with the use of normal credit review procedures to identify whether a loan no longer shares similar risk characteristics with other pooled loans and therefore, should be individually assessed. We evaluate all loans that meet the following criteria: (1) when it is determined that foreclosure is probable; or (2) substandard, doubtful and nonperforming loans when repayment is expected to be provided substantially through the operation or sale of the collateral; or (3) when it is determined by management that a loan does not share similar risk characteristics with other loans. Specific reserves are established based on the following three acceptable methods for measuring the ACL: (1) the present value of expected future cash flows discounted at the loan’s original effective interest rate; (2) the loan’s observable market price; or (3) the fair value of the collateral when the loan is collateral dependent. Our individual loan evaluations consist primarily of the fair value of collateral method because most of our loans are collateral dependent. Collateral values are discounted to consider disposition costs when appropriate. A specific reserve is established or a charge-off is taken if the fair value of the loan is less than the loan balance.

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

2. SECURITIES

The amortized cost, related estimated fair value, and unrealized gains and losses of available-for-sale debt securities were as follows at September 30, 2026 and December 31, 2025:

	September 30, 2026
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Obligations of U.S. Government agencies or corporations	$96,599	$—	$(1,456)	$95,143
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or corporations:
Residential mortgage-backed securities	162,363	17	(13,051)	149,329
Residential collateralized mortgage obligations	5,139	123	(24)	5,238
Obligations of states and political subdivisions	80,181	13	(5,327)	74,867
Other debt securities	283	2	(2)	283
Total available-for-sale debt securities	$344,565	$155	$(19,860)	$324,860

	December 31, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Obligations of U.S. Government agencies or corporations	$54,500	$—	$(897)	$53,603
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or corporations:
Residential mortgage-backed securities	190,299	1,132	(9,084)	182,347
Residential collateralized mortgage obligations	5,758	459	—	6,217
Obligations of states and political subdivisions	81,625	3,338	(73)	84,890
Other debt securities	180	8	—	188
Total available-for-sale debt securities	$332,362	$4,937	$(10,054)	$327,245

Securities available-for-sale with an aggregate fair value of $186,790,000 and $168,782,000 at September 30, 2026 and December 31, 2025, respectively, were pledged to secure public funds, trust funds, securities sold under agreements to repurchase and other balances as required by law.

The amortized cost and estimated fair value of investment securities, by expected maturity, are shown below at September 30, 2026. Expected maturities on debt securities will differ from contractual maturities, because some borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized
(In Thousands)	Cost	Fair Value
Due in one year or less	$31,833	$31,716
Due after one year to five years	68,767	67,398
Due after five years to ten years	43,040	40,458
Due after ten years	33,423	30,721
Sub-total	177,063	170,293

Residential mortgage-backed securities	162,363	149,329
Residential collateralized mortgage obligations	5,139	5,238
Total available-for-sale debt securities	$344,565	$324,860

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

The following table presents the gross proceeds received, and gross realized gains and losses, on sales and calls of available-for-sale debt securities for the three and nine months ended September 30, 2026 and 2025. Gains and losses realized on sales and calls of available-for-sale debt securities are included in non-interest income in the Consolidated Statements of Income.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In Thousands)	2026	2025	2026	2025
Gross proceeds from sales	$16,555	$—	$27,821	$29,574
Gross proceeds from calls	55	—	1,663	—
Gross realized gains	5	—	48	—
Gross realized losses	(2,409)	—	(3,897)	(426)

The following summary shows the gross unrealized losses and fair value, aggregated by investment category of those individual securities for which an allowance for credit losses has not been recorded that have been in a continuous unrealized loss position for less than or more than 12 months as of September 30, 2026 and December 31, 2025:

	September 30, 2026
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
Obligations of U.S. Government agencies or corporations	$65,249	$(1,350)	$29,894	$(106)	$95,143	$(1,456)
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or corporations:
Residential mortgage-backed securities	96,436	(6,094)	51,940	(6,957)	148,376	(13,051)
Residential collateralized mortgage obligations	1,282	(24)	—	—	1,282	(24)
Obligations of states and political subdivisions	73,433	(5,250)	344	(77)	73,777	(5,327)
Other debt securities	189	(2)	—	—	189	(2)
Total available-for-sale debt securities	$236,589	$(12,720)	$82,178	$(7,140)	$318,767	$(19,860)

	December 31, 2025
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
Obligations of U.S. Government agencies or corporations	$—	$—	$53,603	$(897)	$53,603	$(897)
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or corporations:
Residential mortgage-backed securities	36,300	(208)	87,734	(8,876)	124,034	(9,084)
Obligations of states and political subdivisions	2,995	(19)	2,498	(54)	5,493	(73)
Total available-for-sale debt securities	$39,295	$(227)	$143,835	$(9,827)	$183,130	$(10,054)

At September 30, 2026, the Corporation had a total of 269 debt securities that have been in a gross unrealized loss position for less than twelve months with depreciation of 5.4% from the Corporation’s amortized cost basis.

At September 30, 2026, the Corporation had a total of 71 debt securities that have been in a gross unrealized loss position for greater than twelve months with depreciation of 8.7% from the Corporation’s amortized cost basis.

At September 30, 2026, unrealized losses on debt securities have not been recognized into income because the issuer’s bonds are of high credit quality (rated BBB or higher), management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions. The fair value is expected to recover as the bonds approach maturity.

As of September 30, 2026 and December 31, 2025, no allowance for credit loss (“ACL”) was required for debt securities. The Bank does not have the intent to sell and does not believe it will be more likely than not to be required to sell any of these securities prior to a recovery of their fair value to amortized cost, which may be at maturity.

As of September 30, 2026, all debt securities were rated above investment grade, with the exception of one unrated municipal bond with an amortized cost basis of $321,000. Based on the payment status, ratings and management’s evaluation of these securities, no ACL was required for the debt securities as of September 30, 2026. As of September 30, 2026, the underlying issuers continue to make timely principal and interest payments on the securities.

Equity securities with a readily determinable fair value are stated at fair value with realized and unrealized gains and losses reported in income. At September 30, 2026 and December 31, 2025, the Corporation held $1,647,000 and $1,411,000, respectively, in marketable equity securities recorded at fair value. The following is a summary of unrealized and realized gains and losses recognized in net income on marketable equity securities during the three and nine months ended September 30, 2026 and 2025:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(In Thousands)	2026	2025	2026	2025
Net gains recognized during the period on marketable equity securities	$31	$48	$236	$28

Less: Net gains (losses) recognized during the period on marketable equity securities sold during the period	—	—	—	—

Unrealized gains recognized during the period on marketable equity securities still held at the reporting date	$31	$48	$236	$28

3. LOANS AND ALLOWANCE FOR CREDIT LOSSES

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at their outstanding unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment to yield (interest income) over the life of the loan. Deferred fees and costs amounted to $703,000 at September 30, 2026 and $747,000 at December 31, 2025 and are included with the outstanding unpaid principal balances.

The segments of the Corporation’s loan portfolio are disaggregated to allow management to monitor risk and performance. The loan segments used are consistent with the internal reports evaluated by the Corporation’s management and Board of Directors to monitor risk and performance within its loan portfolio.

The following table summarizes major classifications of loans at September 30, 2026, reflecting changes made to the Corporation’s allowance methodology and related loan segments, and December 31, 2025, reflecting the Corporation’s previous allowance methodology and related loan segments:

(In Thousands)	September 30, 2026
Commercial and industrial	$59,023
Commercial real estate	401,114
All other commercial loans	60,417
Residential real estate	675,880
Consumer and other	11,930
Gross loans	$1,208,364

(In Thousands)	December 31, 2025
Commercial and industrial	$95,352
Commercial real estate:
Commercial mortgages	355,557
Student housing	48,043
Residential real estate	659,627
Consumer and other	19,002
Gross loans	$1,177,581

Allowance for Credit Losses and Recorded Investment in Financial Receivables

The allowance for credit losses is measured on a collective (pool) basis when similar risk characteristics exist. The Corporation has aligned our segmentation to federal call report loan codes.

The following table presents the activity in the allowance for credit losses by portfolio segment for the three and nine months ended September 30, 2026, reflecting the changes made to the Corporation’s allowance methodology effective September 30, 2026. See Note 1 “Summary of Significant Accounting Policies” in Part I, Item 1 of this Quarterly Report for additional information on the change in methodology:

	For the Three Months Ended September 30, 2026
		Commercial	All Other	Residential
	Commercial and	Real	Commercial	Real	Consumer
(In Thousands)	Industrial	Estate	Loans	Estate	and Other	Total
Balance, June 30, 2026	$521	$6,077	$508	$2,954	$201	$10,261
Provision (credit) for credit losses on loans (a)	185	(892)	(200)	1,648	80	821
Loans charged off	(26)	—	—	—	(51)	(77)
Recoveries	6	—	—	19	2	27
Balance, September 30, 2026	$686	$5,185	$308	$4,621	$232	$11,032

	For the Nine Months Ended September 30, 2026
		Commercial	All Other	Residential
	Commercial and	Real	Commercial	Real	Consumer
(In Thousands)	Industrial	Estate	Loans	Estate	and Other	Total
Balance, December 31, 2025	$497	$6,033	$592	$2,620	$217	$9,959
Provision (credit) for credit losses on loans (a)	299	(848)	(284)	1,958	158	1,283
Loans charged off	(150)	—	—	—	(162)	(312)
Recoveries	40	—	—	43	19	102
Balance, September 30, 2026	$686	$5,185	$308	$4,621	$232	$11,032

(a) Amounts do not include the provision for credit losses related to off-balance sheet credit exposures of $121,000 and $122,000 for the three and nine months ended September 30, 2026, respectively.

The following table presents the activity in the allowance for credit losses by portfolio segment for the three and nine months ended September 30, 2025, reflecting the Corporation’s previous allowance methodology. See Note 1 “Summary of Significant Accounting Policies” in Part I, Item 1 of this Quarterly Report for additional information:

	For the Three Months Ended September 30, 2025
		Commercial	Residential
	Commercial and	Real	Real	Consumer
(In Thousands)	Industrial	Estate	Estate	and Other	Total
Balance, June 30, 2025	$1,437	$6,407	$2,191	$132	$10,167
Provision (credit) for credit losses on loans (b)	(339)	152	579	83	475
Loans charged off	(3)	—	(39)	(54)	(96)
Recoveries	—	—	—	2	2
Balance, September 30, 2025	$1,095	$6,559	$2,731	$163	$10,548

	For the Nine Months Ended September 30, 2025
		Commercial	Residential
	Commercial and	Real	Real	Consumer
(In Thousands)	Industrial	Estate	Estate	and Other	Total
Balance, December 31, 2024	$931	$6,869	$1,850	$208	$9,858
Provision (credit) for credit losses on loans (b)	155	(313)	936	63	841
Loans charged off	(3)	—	(55)	(115)	(173)
Recoveries	12	3	—	7	22
Balance, September 30, 2025	$1,095	$6,559	$2,731	$163	$10,548

(b) Amounts do not include the provision for credit losses related to off-balance sheet credit exposures of $4,000 and $2,000 for the three and nine months ended September 30, 2025, respectively.

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

The following table summarizes the loan portfolio and allowance for credit losses as of September 30, 2026, reflecting the changes made to the Corporation’s allowance methodology, and December 31, 2025, reflecting the Corporation’s previous allowance methodology:

	September 30, 2026
		Commercial	All Other	Residential
	Commercial and	Real	Commercial	Real	Consumer
(In Thousands)	Industrial	Estate	Loans	Estate	and Other	Total
Loans:
Individually evaluated	$—	$3,047	$—	$4,901	$—	$7,948
Collectively evaluated	59,023	398,067	60,417	670,979	11,930	1,200,416
Total loans	$59,023	$401,114	$60,417	$675,880	$11,930	$1,208,364

Allowance for credit losses:
Individually evaluated	$—	$414	$—	$391	$—	$805
Collectively evaluated	686	4,771	308	4,230	232	10,227
Total allowance for credit losses	$686	$5,185	$308	$4,621	$232	$11,032

	December 31, 2025
		Commercial	Residential
	Commercial and	Real	Real	Consumer
(In Thousands)	Industrial	Estate	Estate	and Other	Total
Loans:
Individually evaluated	$—	$12,883	$3,458	$—	$16,341
Collectively evaluated	95,352	390,717	656,169	19,002	1,161,240
Total loans	$95,352	$403,600	$659,627	$19,002	$1,177,581

Allowance for credit losses:
Individually evaluated	$—	$3,637	$290	$—	$3,927
Collectively evaluated	1,037	2,511	2,266	218	6,032
Total allowance for credit losses	$1,037	$6,148	$2,556	$218	$9,959

As of September 30, 2026 and December 31, 2025, the amortized cost basis of individually evaluated loans that were deemed to be collateral dependent was $7,948,000 and $4,973,000, respectively. As of September 30, 2026 and December 31, 2025, the amortized cost basis of collateral dependent loans classified as Residential Real Estate were $4,901,000 and $3,458,000, respectively, and were collateralized by residential real estate properties. As of September 30, 2026 and December 31, 2025, the amortized cost basis of collateral dependent loans classified as Commercial Real Estate were $3,047,000 and $1,515,000, respectively, and were collateralized by commercial real estate properties.

Age Analysis of Past-Due Loans Receivable

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past-due status as of September 30, 2026 and December 31, 2025:

	September 30, 2026
		30-59	60-89
		Days	Days	90+ Days	Total	Total
(In Thousands)	Current	Past Due	Past Due	Past Due	Past Due	Loans
Commercial and Industrial	$58,744	$182	$18	$79	$279	$59,023
Commercial Real Estate	396,861	2,807	294	1,152	4,253	401,114
All Other Commercial Loans	59,833	313	—	271	584	60,417
Residential Real Estate	667,668	3,214	1,962	3,036	8,212	675,880
Consumer and Other	11,756	62	85	27	174	11,930
	$1,194,862	$6,578	$2,359	$4,565	$13,502	$1,208,364

	December 31, 2025
		30-59	60-89
		Days	Days	90+ Days	Total	Total
(In Thousands)	Current	Past Due	Past Due	Past Due	Past Due	Loans
Commercial and Industrial	$94,889	$74	$13	$376	$463	$95,352
Commercial Real Estate	401,876	932	198	594	1,724	403,600
Residential Real Estate	648,942	6,249	1,707	2,729	10,685	659,627
Consumer and other	18,833	113	16	40	169	19,002
	$1,164,540	$7,368	$1,934	$3,739	$13,041	$1,177,581

Non-performing Loans

The following tables present the amortized cost basis of loans on nonaccrual status and loans past due over 90 days still accruing interest as of September 30, 2026, reflecting the changes made to the Corporation’s allowance methodology, and December 31, 2025, reflecting the Corporation’s previous allowance methodology:

	September 30, 2026
	Nonaccrual	Nonaccrual		Loans Past
	with no	with	Total	Due over 90 Days	Total
(In Thousands)	ACL	ACL	Nonaccrual	Still Accruing	Nonperforming
Commercial and Industrial	$—	$113	$113	$—	$113
Commercial Real Estate	981	2,105	3,086	—	3,086
All Other Commercial Loans		312	312	—	312
Residential Real Estate	2,787	3,830	6,617	146	6,763
Consumer and Other	—	197	197	—	197
Total	$3,768	$6,557	$10,325	$146	$10,471

	December 31, 2025
	Nonaccrual	Nonaccrual		Loans Past
	with no	with	Total	Due over 90 Days	Total
(In Thousands)	ACL	ACL	Nonaccrual	Still Accruing	Nonperforming
Commercial and Industrial	$—	$989	$989	$—	$989
Commercial Real Estate	781	1,302	2,083	—	2,083
Residential Real Estate	2,427	5,788	8,215	135	8,350
Consumer and other	—	236	236	—	236
Total	$3,208	$8,315	$11,523	$135	$11,658

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

Based on the most recent analysis performed, the following table presents the recorded investment in non-homogenous loans by internal risk rating system as of September 30, 2026, reflecting the changes made to the Corporation’s allowance methodology, and December 31, 2025, reflecting the Corporation’s previous allowance methodology:

	September 30, 2026
							Revolving
							Loans
	Term Loans Amortized Cost Basis by Origination Period						Amortized
(In Thousands)	2026	2025	2024	2023	2022	Prior	Cost Basis	Total
Commercial and Industrial
Risk Rating
Pass	$8,585	$9,935	$7,539	$3,131	$1,847	$7,802	$16,868	$55,707
Special Mention	13	—	—	—	—	—	29	42
Substandard	—	—	19	164	32	321	2,738	3,274
Doubtful	—	—	—	—	—	—	—	—
Total	$8,598	$9,935	$7,558	$3,295	$1,879	$8,123	$19,635	$59,023
Year-to-date gross charge-offs	$—	$—	$10	$7	$8	$125	$—	$150

Commercial Real Estate
Risk Rating
Pass	$64,693	$50,175	$39,708	$49,198	$50,586	$114,746	$14,695	$383,801
Special Mention	—	—	—	—	—	941	1,863	2,804
Substandard	—	—	275	2,108	3,607	7,828	691	14,509
Doubtful	—	—	—	—	—	—	—	—
Total	$64,693	$50,175	$39,983	$51,306	$54,193	$123,515	$17,249	$401,114
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

All Other Commercial Loans
Risk Rating
Pass	$5,588	$1,938	$3,882	$2,970	$14,412	$27,434	$3,185	$59,409
Special Mention	—	—	—	—	—	429	10	439
Substandard	—	—	—	—	—	311	258	569
Doubtful	—	—	—	—	—	—	—	—
Total	$5,588	$1,938	$3,882	$2,970	$14,412	$28,174	$3,453	$60,417
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Total
Risk Rating
Pass	$78,866	$62,048	$51,129	$55,299	$66,845	$149,982	$34,748	$498,917
Special Mention	13	—	—	—	—	1,370	1,902	3,285
Substandard	—	—	294	2,272	3,639	8,460	3,687	18,352
Doubtful	—	—	—	—	—	—	—	—
Total	$78,879	$62,048	$51,423	$57,571	$70,484	$159,812	$40,337	$520,554
Year-to-date gross charge-offs	$—	$—	$10	$7	$8	$125	$—	$150

	December 31, 2025
							Revolving
							Loans
	Term Loans Amortized Cost Basis by Origination Period						Amortized
(In Thousands)	2025	2024	2023	2022	2021	Prior	Cost Basis	Total
Commercial and Industrial
Risk Rating
Pass	$16,740	$10,385	$7,331	$11,743	$10,054	$20,016	$14,452	$90,721
Special Mention	—	—	—	—	—	—	25	25
Substandard	—	32	127	104	80	987	3,276	4,606
Doubtful	—	—	—	—	—	—	—	—
Total	$16,740	$10,417	$7,458	$11,847	$10,134	$21,003	$17,753	$95,352
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$3	$3

Commercial Real Estate
Risk Rating
Pass	$66,665	$42,242	$50,764	$55,460	$51,524	$99,688	$21,332	$387,675
Special Mention	—	—	—	—	—	1,319	—	1,319
Substandard	—	—	977	4,630	2,106	6,132	761	14,606
Doubtful	—	—	—	—	—	—	—	—
Total	$66,665	$42,242	$51,741	$60,090	$53,630	$107,139	$22,093	$403,600
Year-to-date gross charge-offs	$—	$—	$—	$—	$40	$67	$13	$120

Total
Risk Rating
Pass	$83,405	$52,627	$58,095	$67,203	$61,578	$119,704	$35,784	$478,396
Special Mention	—	—	—	—	—	1,319	25	1,344
Substandard	—	32	1,104	4,734	2,186	7,119	4,037	19,212
Doubtful	—	—	—	—	—	—	—	—
Total	$83,405	$52,659	$59,199	$71,937	$63,764	$128,142	$39,846	$498,952
Year-to-date gross charge-offs	$—	$—	$—	$—	$40	$67	$16	$123

The Bank monitors the credit risk profile by payment activity for residential real estate, consumer, and other loan classes. Loans past due 90 days or more and loans on nonaccrual status are considered non-performing. Non-performing loans are reviewed quarterly. The following table presents the amortized cost in residential real estate, and consumer and other loans based on payment activity as of September 30, 2026 and December 31, 2025:

	September 30, 2026
							Revolving
							Loans
	Term Loans Amortized Cost Basis by Origination Period						Amortized
(In Thousands)	2026	2025	2024	2023	2022	Prior	Cost Basis	Total
Residential Real Estate
Payment Performance
Performing	$63,245	$75,219	$66,979	$62,825	$85,351	$224,610	$90,888	$669,117
Nonperforming	146	—	590	992	604	3,268	1,163	6,763
Total	$63,391	$75,219	$67,569	$63,817	$85,955	$227,878	$92,051	$675,880
Year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer and Other
Payment Performance
Performing	$2,542	$2,217	$1,989	$1,033	$276	$604	$3,072	$11,733
Nonperforming	9	—	17	55	9	1	106	197
Total	$2,551	$2,217	$2,006	$1,088	$285	$605	$3,178	$11,930
Year-to-date gross charge-offs	$—	$8	$41	$11	$3	$—	$99	$162

Total
Payment Performance
Performing	$65,787	$77,436	$68,968	$63,858	$85,627	$225,214	$93,960	$680,850
Nonperforming	155	—	607	1,047	613	3,269	1,269	6,960
Total	$65,942	$77,436	$69,575	$64,905	$86,240	$228,483	$95,229	$687,810
Year-to-date gross charge-offs	$—	$8	$41	$11	$3	$—	$99	$162

	December 31, 2025
							Revolving
							Loans
	Term Loans Amortized Cost Basis by Origination Period						Amortized
(In Thousands)	2025	2024	2023	2022	2021	Prior	Cost Basis	Total
Residential Real Estate
Payment Performance
Performing	$78,798	$78,692	$71,279	$92,519	$70,724	$180,376	$78,889	$651,277
Nonperforming	—	326	670	913	1,506	3,683	1,252	8,350
Total	$78,798	$79,018	$71,949	$93,432	$72,230	$184,059	$80,141	$659,627
Year-to-date gross charge-offs	$—	$61	$—	$—	$35	$198	$159	$453

Consumer and Other
Payment Performance
Performing	$3,699	$1,378	$1,977	$5,890	$577	$970	$4,275	$18,766
Nonperforming	7	16	16	12	4	54	127	236
Total	$3,706	$1,394	$1,993	$5,902	$581	$1,024	$4,402	$19,002
Year-to-date gross charge-offs	$10	$16	$69	$9	$3	$—	$79	$186

Total
Payment Performance
Performing	$82,497	$80,070	$73,256	$98,409	$71,301	$181,346	$83,164	$670,043
Nonperforming	7	342	686	925	1,510	3,737	1,379	8,586
Total	$82,504	$80,412	$73,942	$99,334	$72,811	$185,083	$84,543	$678,629
Year-to-date gross charge-offs	$10	$77	$69	$9	$38	$198	$238	$639

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

For the three and nine months ended September 30, 2026, the Bank did not grant any loan modifications to borrowers experiencing financial difficulty. The following table presents the amortized cost basis of loans at September 30, 2025, that were both experiencing difficulty and modified during the three and nine months ended September 30, 2025, by class and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers experiencing financial difficulty as compared to the amortized cost basis of each class of financing receivable is also presented below:

(In Thousands)	Payment Delay	% of Total Class of Financing Receivable
Commercial real estate	$199	0.1%
Residential real estate	170	0.0%
Total	$369	0.0%

The Bank closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the performance of such loans that have been modified in the last 12 months at September 30, 2026 and 2025:

	September 30, 2026
		30-59	60-89
		Days	Days	90+ Days	Total	Total
(In Thousands)	Current	Past Due	Past Due	Past Due	Past Due	Loans
Commercial real estate	$—	$—	$—	$—	$—	$—
Residential real estate	269	—	—	—	—	269
Total	$269	$—	$—	$—	$—	$269

	September 30, 2025
		30-59	60-89
		Days	Days	90+ Days	Total	Total
(In Thousands)	Current	Past Due	Past Due	Past Due	Past Due	Loans
Commercial real estate	$—	$—	$—	$199	$199	$199
Residential real estate	170	—	—	—	—	170
Total	$170	$—	$—	$199	$199	$369

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the three and nine months ended September 30, 2025:

Payment Delay
Loan Type	Financial Effect
Commercial real estate	Provided seven-month interest only period and forbearance period through March 6, 2026.
Residential real estate	Provided nine-month interest only period and forbearance period through March 6, 2026.

Upon the Bank’s determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount.

The carrying amount of foreclosed residential real estate properties held as a result of obtaining physical possession were $45,000 and $320,000 at September 30, 2026 and December 31, 2025, respectively. The recorded investment of consumer mortgage loans secured by residential real properties for which formal foreclosure proceedings were in process were $3,442,000 and $1,935,000 at September 30, 2026 and December 31, 2025, respectively.

Concentrations of Credit Risk

Most of the Corporation’s lending activity occurs within the Bank’s primary market area which encompasses Clinton, Columbia, Lycoming, Montour and Northumberland counties in Northcentral Pennsylvania. The majority of the Corporation’s loan portfolio consists of commercial and consumer real estate loans. As of September 30, 2026 and December 31, 2025, there were no concentrations of loans related to any single industry in excess of 10% of total loans.

4. DEPOSITS

Major classifications of deposits at September 30, 2026 and December 31, 2025 consisted of:

(In Thousands)	September 30, 2026	December 31, 2025
Demand deposits	$273,744	$277,012
Interest-bearing demand deposits	490,238	461,367
Savings	196,498	192,311
Money market	119,398	104,726
Time deposits	391,961	377,336
Total deposits	$1,471,839	$1,412,752

Time deposits of $250,000 or more amounted to $112,962,000 and $96,961,000 as of September 30, 2026 and December 31, 2025, respectively.

5. BORROWED FUNDS

Short-Term Borrowings

Short-term borrowings include repurchase agreements with customers and advances from the FHLB. As of September 30, 2026, the Bank was approved by the FHLB for borrowings of up to $602,450,000 of which the FHLB had issued letters of credit on the Bank’s behalf totaling $24,000,000 against its borrowing capacity and the Bank had other reductions in its borrowing capacity totaling $2,316,000. Advances from the FHLB are secured by qualifying assets of the Bank. In addition to the outstanding balances noted below, the Bank also has additional unused lines of credit totaling $19,613,000 available from correspondent banks other than the FHLB. The outstanding balances and related information for short-term borrowings are summarized as follows as of September 30, 2026 and December 31, 2025:

	September 30, 2026
		Maximum	Weighted
	Ending	Month End	Average Rate
(In Thousands)	Balance	Balance	At Period End
Securities sold under agreements to repurchase	$7,517	$14,979	3.56%
Other short-term borrowings	—	17,800	N/A
Total	$7,517	$32,779	3.56%

	December 31, 2025
		Maximum	Weighted
	Ending	Month End	Average Rate
(In Thousands)	Balance	Balance	At Period End
Securities sold under agreements to repurchase	$12,455	$39,810	2.97%
Other short-term borrowings	—	22,210	N/A
Total	$12,455	$62,020	2.97%

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

The remaining contractual maturity of repurchase agreements in the Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025 is presented in the following tables:

	Remaining Contractual Maturity of the Agreements
	Overnight and			Greater than 90
(In Thousands)	Continuous	Up to 30 Days	30-90 Days	Days	Total
September 30, 2026
Securities sold under agreements to repurchase:
Obligations of U.S. Government agencies or corporations	$—	$—	$—	$4,808	4,808
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or corporations:
Residential mortgage-backed securities	2,459	—	—	250	2,709
Total borrowings	$2,459	$—	$—	$5,058	$7,517

Gross amount of recognized liabilities for repurchase agreements					$7,517
Amounts related to agreements not included in offsetting disclosure above					$—

	Remaining Contractual Maturity of the Agreements
	Overnight and			Greater than 90
(In Thousands)	Continuous	Up to 30 Days	30-90 Days	Days	Total
December 31, 2025
Securities sold under agreements to repurchase:
Obligations of U.S. Government agencies or corporations	$—	$600	$—	$3,346	3,946
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or corporations:
Residential mortgage-backed securities	8,509	—	—	—	8,509
Total borrowings	$8,509	$600	$—	$3,346	$12,455

Gross amount of recognized liabilities for repurchase agreements					$12,455
Amounts related to agreements not included in offsetting disclosure above					$—

The fair value of securities pledged to secure repurchase agreements may decline. The Corporation manages this risk by having a policy to pledge securities valued at 110% of the gross outstanding balance of repurchase agreements. Securities sold under agreements to repurchase are secured by securities with a carrying amount of $8,522,000 and $20,317,000 at September 30, 2026 and December 31, 2025, respectively.

Long-Term Borrowings

Long-term FHLB borrowings consisted of the following at September 30, 2026 and December 31, 2025:

(In Thousands)	September 30, 2026	December 31, 2025
Loans maturing in 2026 with a weighted-average rate of 4.05%	$—	$15,359
Loans maturing in 2027 with a weighted-average rate of 3.93%	—	15,417
Loans maturing in 2028 with a weighted-average rate of 3.85%	—	10,208
Total long-term FHLB borrowings; weighted-average rate of 3.96%	—	40,984
Unamortized fair value adjustments	—	(400)
Total long-term borrowings	$—	$40,584

The Corporation prepaid, in full, its outstanding long-term FHLB borrowings of $40,984,000 during the nine months ended September 30, 2026. This resulted in an aggregate prepayment penalty of approximately $49,000, as well as the immediate recognition of approximately $313,000 of remaining unamortized fair value adjustments related to these borrowings, which was recognized in interest expense in the Consolidated Statements of Income, during the nine months ended September 30, 2026, on a pretax basis.

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

The following table presents the assets reported on the Consolidated Balance Sheets at their fair value on a recurring basis as of September 30, 2026 and December 31, 2025, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	September 30, 2026
(In Thousands)	Level I	Level II	Level III	Total
Obligations of U.S. Government agencies or corporations	$—	$95,143	$—	$95,143
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or corporations:
Residential mortgage-backed securities	—	149,329	—	149,329
Residential collateralized mortgage obligations	—	5,238	—	5,238
Obligations of states and political subdivisions	—	74,867	—	74,867
Other debt securities	—	283	—	283
Total available-for-sale debt securities	$—	$324,860	$—	$324,860

Marketable equity securities	$1,647	$—	$—	$1,647

Real estate loans held for sale	$—	$2,239	$—	$2,239

	December 31, 2025
(In Thousands)	Level I	Level II	Level III	Total
Obligations of U.S. Government agencies or corporations	$—	$53,603	$—	$53,603
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or corporations:
Residential mortgage-backed securities	—	182,347	—	182,347
Residential collateralized mortgage obligations	—	6,217	—	6,217
Obligations of states and political subdivisions	—	84,890	—	84,890
Other debt securities	—	188	—	188
Total available-for-sale debt securities	$—	$327,245	$—	$327,245

Marketable equity securities	$1,411	$—	$—	$1,411

Real estate loans held for sale	$—	$847	$—	$847

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

The following table presents the assets measured on a nonrecurring basis on the Consolidated Balance Sheets at their fair value as of September 30, 2026 and December 31, 2025, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	September 30, 2026
(In Thousands)	Level I	Level II	Level III	Total
Assets Measured on a Non-recurring Basis:
Loans individually evaluated for credit loss	$—	$—	$3,321	$3,321
Foreclosed assets held for sale	—	—	801	801
Total nonrecurring fair value measurements	$—	$—	$4,122	$4,122

	December 31, 2025
(In Thousands)	Level I	Level II	Level III	Total
Assets Measured on a Non-recurring Basis:
Loans individually evaluated for credit loss	$—	$—	$7,654	$7,654
Foreclosed assets held for sale	—	—	320	320
Total nonrecurring fair value measurements	$—	$—	$7,974	$7,974

Loans are individually evaluated for credit loss when they do not share similar risk characteristics as similar loans within their loan pool. Foreclosed assets held for sale consist of real estate acquired by foreclosure. Loans individually evaluated for credit loss are reviewed and evaluated on at least a quarterly basis for individual reserve requirements and adjusted accordingly. The following table provides a listing of significant unobservable inputs used in the fair value measurement process for items valued utilizing level III techniques on a nonrecurring basis as of September 30, 2026 and December 31, 2025:

	September 30, 2026
	Quantitative Information about Level III Fair Value Measurements
(In Thousands)	Fair Value Estimate	Valuation Technique	Unobservable Input	Range	Weighted Average
Loans individually evaluated for credit loss:
Commercial Real Estate	$1,639	Sales comparison	Discount to appraised value	14-37%	30.34%
Residential Real Estate	1,682	Sales comparison	Discount to appraised value	15-43%	28.02%
Total loans individually evaluated for credit loss	$3,321

Foreclosed assets held for sale:
Commercial Real Estate	$756	Sales comparison	Discount to appraised value	25-58%	30.90%
Residential Real Estate	45	Sales comparison	Discount to appraised value	54-57%	55.13%
Total foreclosed assets held for sale	$801

	December 31, 2025
	Quantitative Information about Level III Fair Value Measurements
(In Thousands)	Fair Value Estimate	Valuation Technique	Unobservable Input	Range	Weighted Average
Loans individually evaluated for credit loss:
Commercial Real Estate	$6,377	Discounted cash flows	Charge-off rates	0-100%	18.32%
Commercial Real Estate	537	Sales comparison	Discount to appraised value	28-33%	30.71%
Residential Real Estate	740	Sales comparison	Discount to appraised value	10-57%	30.03%
Total loans individually evaluated for credit loss	$7,654

Foreclosed assets held for sale:
Residential Real Estate	$320	Sales comparison	Discount to appraised value	33-66%	52.94%

At September 30, 2026 and December 31, 2025, the carrying values and fair values of financial instruments that are not recorded at fair value on the Consolidated Balance Sheets are presented in the table below:

	September 30, 2026
	Carrying
(In Thousands)	Amount	Fair Value	Level I	Level II	Level III
Financial assets:
Cash and cash equivalents	$35,760	$35,760	$35,760	$—	$—
Restricted investment in bank stocks, at cost	3,835	3,835	—	3,835	—
Loans, net	1,197,332	1,165,594	—	—	1,165,594
Accrued interest receivable	5,801	5,801	—	5,801
Mortgage servicing rights	1,314	2,009	—	—	2,009

Financial liabilities:
Interest-bearing deposits	$1,198,095	$1,195,582	$—	$806,134	$389,448
Noninterest-bearing deposits	273,744	273,744	—	273,744	—
Short-term borrowings	7,517	7,517	—	7,517	—
Accrued interest payable	1,582	1,582	—	1,582	—

	December 31, 2025
	Carrying
(In Thousands)	Amount	Fair Value	Level I	Level II	Level III
Financial assets:
Cash and cash equivalents	$48,540	$48,540	$48,540	$—	$—
Restricted investment in bank stocks, at cost	5,412	5,412	—	5,412	—
Loans, net	1,167,622	1,110,730	—	—	1,110,730
Accrued interest receivable	5,063	5,063	—	5,063
Mortgage servicing rights	1,490	2,074	—	—	2,074

Financial liabilities:
Interest-bearing deposits	$1,135,740	$1,134,312	$—	$758,406	$375,906
Noninterest-bearing deposits	277,012	277,012	—	277,012	—
Short-term borrowings	12,455	12,455	—	12,455	—
Long-term borrowings	40,584	40,536	—	—	40,536
Accrued interest payable	1,644	1,644	—	1,644	—

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Corporation’s financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and conform to general practices within the banking industry. In the preparation of its financial statements, the Corporation is required to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses as well as the disclosure of contingent assets and liabilities. Actual results could differ from those estimates. The Corporation’s critical accounting policies are fundamental to understanding this MD&A and are more fully described in Note 1 (“Summary of Significant Accounting Policies”) within the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2025, as well as Note 1 to the Unaudited Consolidated Financial Statements which are included in Part I of this Quarterly Report on Form 10-Q.

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

The ACL consists of two components, a specific component and a general component. The specific component relates to loans that are individually analyzed for impairment. For such loans, an allowance is established when the discounted cash flows, collateral value or observable market price of the loan is lower than the carrying value of that loan. The general component covers all other loans and is based on loss experience as adjusted for qualitative factors. The general reserve component of the ACL is based on pools of loans segregated by loan segment. Loss factors are applied based on a loss driver analysis for each loan segment to determine the appropriate reserve related to those loans.

The ACL calculation includes subjective adjustments for qualitative risk factors that are deemed likely to cause estimated credit losses to differ from historical experience. These qualitative adjustments generally increase allowance levels and include adjustments for factors deemed relevant, including: the nature and volume of portfolio changes, including loan portfolio growth; concentrations of credit based on loan type or industry; the volume and severity of past due, nonaccrual or adversely classified loans; trends in real estate or other collateral values; lending policies and procedures, including changes in underwriting and collections practices and loan review function; credit review function; lending, credit and other relevant management experience and risk tolerance; external factors and economic conditions not already captured. Each qualitative factor is assigned a value to reflect improvement, no change, minor risk, moderate risk, or major risk conditions based on management's best judgment using relevant information available at the time of the evaluation. Management uses a variety of future looking forecasts along with current economic statistics from reputable sources to assign the qualitative factor based on set parameters. Adjustments to the factors are supported through documentation of changes in conditions in a narrative accompanying the allowance calculation.

Although the Corporation’s management uses the best information available, the level of the ACL remains an estimate which is subject to significant judgment and short-term change which could have a significant impact on the Corporation’s financial condition or results of operations. From January 1, 2026 to September 30, 2026, the level of the ACL increased from $10.0 million to $11.0 million and the ACL to total loans increased from 0.85% to 0.91%. The Corporation’s ACL is highly sensitive to the methods, assumptions and estimates underlying its calculation. See Notes 1 “Summary of Significant Accounting Policies” and 3 “Loans and Allowance for Credit Losses” within the Corporation’s Notes to the Unaudited Consolidated Financial Statements which are included in Part I of this Quarterly Report on Form 10-Q for additional qualitative and quantitative information about the Corporation’s ACL.

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

Goodwill and Other Intangible Assets

Goodwill arises from business combinations and is determined as the excess of the fair value of the consideration transferred over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill is not amortized but is periodically evaluated for impairment. Impairment testing is performed using either a qualitative or quantitative approach. The Corporation has selected September 30 as the date to perform the annual goodwill impairment test. Additionally, a goodwill impairment evaluation is performed on an interim basis when events or circumstances indicate impairment potentially exists. Based on the annual goodwill impairment test completed as of September 30, 2025, no impairment was noted. The annual goodwill impairment test as of September 30, 2026 has not yet been finalized as of the date of issuance of these unaudited consolidated financial statements, however management anticipates no impairment as no triggering events or circumstances were identified. No assurance can be given that future impairment tests will not result in a charge to earnings.

The Corporation’s other intangible assets consist primarily of core deposit intangibles. The calculation of core deposit intangibles are based on significant judgements. Core deposit intangibles are calculated using a discounted cash flow model based on various factors including discount rate, attrition rate, interest rate, cost of alternative funds and net maintenance costs. Core deposit intangibles are amortized over the expected life of each acquired core deposit type, discounted at a long-term market oriented after-tax rate of return. Core deposit intangibles are reviewed for impairment when indicators of impairment are present. Indicators of impairment may include significant runoff or attrition. Management is not aware of any indicators of impairment related to core deposit intangibles as of September 30, 2026 or December 31, 2025.

FINANCIAL CONDITION

Total assets at September 30, 2026, were $1.688 billion, an increase of $15.0 million, or 0.9% from $1.673 billion at December 31, 2025. The change in total assets primarily reflects a decrease in cash and cash equivalents offset by an increase in loans receivable. Cash and cash equivalents decreased $12.8 million and gross loans receivable held for investment increased $30.8 million. Total liabilities at September 30, 2026, were $1.495 billion, an increase of $14.5 million, or 1.0% from $1.481 billion at December 31, 2025. Deposit balances increased by $59.1 million, short-term borrowings decreased by $4.9 million and long-term borrowings decreased by $40.6 million since December 31, 2025.

Total average assets increased 4.4% from $1.616 billion for the nine months ended September 30, 2025 to $1.686 billion for the nine months ended September 30, 2026. Average earning assets were $1.568 billion for the nine months ended September 30, 2026 and $1.509 billion for the nine months ended September 30, 2025. Average interest-bearing liabilities were $1.192 billion for the nine months ended September 30, 2026 and $1.155 billion for the nine months ended September 30, 2025.

Cash and cash equivalents decreased $12.8 million or 26.3% from $48.5 million at December 31, 2025 to $35.8 million at September 30, 2026. This decrease is directly related to the prepayment of long-term borrowings during the nine months ended September 30, 2026, which is discussed in further detail below.

Gross loans receivable held for investment increased $30.8 million or 2.6% to $1.208 billion at September 30, 2026 from $1.178 billion at December 31, 2025. Net new loan originations for the nine months ended September 30, 2026 totaled $35.4 million. Partially offsetting this increase was the sale of approximately $9.8 million in mortgage loans for the nine months ended September 30, 2026. On January 28, 2026, the Bank entered into an Asset Purchase and Interim Servicing Agreement pursuant to which the Bank agreed to sell a portfolio of 82 individual delinquent, nonperforming or reperforming 1-4 family residential mortgage loans. The outstanding principal balance of the loans was approximately $9.8 million. The sale resulted in reductions in past-due and nonaccrual residential real estate loans comparing respective September 30, 2026 and December 31, 2025 amounts.

Interest-bearing deposits increased $62.4 million to $1.198 billion at September 30, 2026 from $1.136 billion at December 31, 2025. Noninterest-bearing deposits decreased 1.2% from $277.0 million at December 31, 2025 to $273.7 million at September 30, 2026. The increase in total deposits during the nine months ended September 30, 2026 was a result of organic deposit growth in combination with a strategic initiative to reposition customer repurchase agreements, which are classified as short-term borrowings, into core deposit accounts.

Short-term borrowings, which consist primarily of securities sold under agreements to repurchase and periodic overnight or short-term FHLB advances, decreased $4.9 million from $12.5 million at December 31, 2025 to $7.5 million at September 30, 2026. This change was exclusively related to a decrease in securities sold under agreements to repurchase due to the strategic initiative noted above. Short-term FHLB advances are utilized in the daily management of the Bank’s loan and deposit portfolios. No short-term FHLB advances were outstanding at September 30, 2026 or December 31, 2025.

Long-term borrowings, which consist of advances due to the FHLB – Pittsburgh, totaled $40.6 million at December 31, 2025 and $0 at September 30, 2026. The Corporation prepaid, in full, its outstanding long-term FHLB borrowings during the nine months ended September 30, 2026. The prepayment of long-term borrowings was executed to reduce borrowing costs and enhance net interest margin on a prospective basis. The weighted-average FHLB interest rate of long-term borrowings which were prepaid was 3.96%.

Total stockholder’s equity increased by $0.5 million, or 0.3%, from $192.5 million at December 31, 2025, to $193.0 million at September 30, 2026. This increase is primarily attributable to earnings, net of cash dividends, offset by an increase in accumulated other comprehensive loss due to changes in the fair values of available-for-sale debt securities. Accumulated other comprehensive loss amounted to $15.6 million as of September 30, 2026 and $4.0 million as of December 31, 2025.

The loan-to-deposit ratio is a key measurement of liquidity. Our loan-to-deposit ratio decreased from 82.6% as of December 31, 2025 to 81.3% as of September 30, 2026 due to the asset/liability mix changes noted above, and remains within internal policy limits.

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

Securities

The Corporation’s investment securities portfolio provides a source of liquidity needed to meet expected loan demand and interest income to increase profitability. Additionally, the investment securities portfolio is used to meet pledging requirements to secure public deposits, customer repurchase agreements and for other purposes. Debt securities are classified as either available-for-sale or held-to-maturity at the time of purchase based on management's intent. Available-for-sale securities are carried at fair value, with unrealized holding gains and losses reported as a component of stockholders’ equity in accumulated other comprehensive income (loss), net of tax, while held-to-maturity securities are carried at amortized cost. At September 30, 2026 and December 31, 2025, all debt securities were classified as available-for-sale. Equity securities with readily determinable fair values are carried at fair value, with gains and losses due to fluctuations in market value included in the Consolidated Statements of Income. Securities with limited marketability and/or restrictions, such as FHLB of Pittsburgh stock, are carried at cost. Decisions to purchase or sell investment securities are based upon management’s current assessment of long and short-term economic and financial conditions, including the interest rate environment and asset/liability management, liquidity and tax-planning strategies.

At September 30, 2026, the investment portfolio was comprised principally of available-for-sale debt securities including, fixed-rate, taxable and tax-exempt obligations of state and political subdivisions and fixed-rate and floating-rate securities issued by U.S. government or U.S. government-sponsored agencies, which include agencies, mortgage-backed securities and collateralized mortgage obligations, or CMOs. Additionally, the Corporation holds equity investments in the stock of certain publicly traded bank holding companies. Except for U.S. government and government-sponsored agencies, there were no securities of any individual issuer that exceeded 10.0% of stockholders’ equity as of September 30, 2026.

The majority of the Corporation's debt securities are fixed-rate instruments and inherently subject to interest rate risk, as the value of fixed-rate securities fluctuates with changes in interest rates. Generally, a security's value reacts inversely with changes in interest rates. Available-for-sale securities are carried at fair value, with unrealized gains or losses reported in the accumulated other comprehensive income or loss component of stockholder's equity, net of deferred income taxes. At September 30, 2026, the Corporation reported a net unrealized loss, included in accumulated other comprehensive loss, of $15.6 million, net of deferred income taxes of $4.1 million, an increase of $11.5 million compared to the net unrealized holding loss of $4.0 million, net of deferred income taxes of $1.1 million, at December 31, 2025. Any future changes in interest rates could result in changes in the fair value of the Corporation’s securities portfolio and capital position. However, accumulated other comprehensive income and loss related to available-for-sale debt securities is excluded from regulatory capital and does not have an impact on the Corporation's regulatory capital ratios.

The following table presents the carrying value of available-for-sale debt securities, at fair value at September 30, 2026 and December 31, 2025:

	September 30, 2026			December 31, 2025
	Amortized	Fair		Amortized	Fair
(In Thousands)	Cost	Value		Cost	Value
AVAILABLE-FOR-SALE DEBT SECURITIES:
Obligations of U.S. Government agencies or corporations	$96,599	$95,143		$54,500	$53,603
Mortgage-backed securities issued or guaranteed by U.S. Government agencies or corporations:
Residential mortgage-backed securities	162,363	149,329		190,299	182,347
Residential collateralized mortgage obligations	5,139	5,238		5,758	6,217
Obligations of states and political subdivisions	80,181	74,867		81,625	84,890
Other debt securities	283	283		180	188
Total available-for-sale debt securities	$344,565	$324,860		$332,362	$327,245

Aggregate Unrealized Loss		$(19,705)			$(5,117)
Aggregate Unrealized Loss as a % of Amortized Cost		(5.7%	)		(1.5%	)

The following table presents the weighted-average yields on available-for-sale debt securities by major category and maturity period at September 30, 2026. Yields are calculated on the basis of the amortized cost and weighted for the scheduled maturity of each security. Because mortgage-backed securities and collateralized mortgage obligations are not due at a single maturity date, they are not included in the maturity categories in the following summary.

	Within		One-		Five-		After
	One		Five		Ten		Ten
(Dollars In Thousands)	Year	Yield	Years	Yield	Years	Yield	Years	Yield	Total	Yield
AVAILABLE-FOR-SALE DEBT SECURITIES:
Obligations of U.S. Government agencies or corporations	$30,000	1.15%	$57,650	4.35%	$8,949	4.81%	$—	—	$96,599	3.40%
Obligations of state and political subdivisions	1,833	3.36%	10,834	4.12%	34,090	4.21%	33,424	4.62%	80,181	4.35%
Other debt securities	—	—	283	4.92%	—	—	—	—	283	4.92%
Sub-total	$31,833	1.28%	$68,767	4.32%	$43,039	4.33%	$33,424	4.62%	$177,063	3.83%

Residential mortgage-backed securities									162,363	3.67%
Residential collateralized mortgage obligations									5,139	5.71%
Total									$344,565	3.78%

Marketable Equity Securities

At September 30, 2026 and December 31, 2025, the Corporation held $1.6 million and $1.4 million, respectively, in equity securities recorded at fair value. The following is a summary of unrealized and realized gains and losses recognized in net income on equity securities during the three and nine months ended September 30, 2026 and 2025:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(In Thousands)	2026	2025	2026	2025
Net gains recognized during the period on marketable equity securities	$31	$48	$236	$28

Less: Net gains (losses) recognized during the period on marketable equity securities sold during the period	—	—	—	—

Unrealized gains recognized during the period on marketable equity securities still held at the reporting date	$31	$48	$236	$28

See Note 2 within the Corporation’s Notes to the Unaudited Consolidated Financial Statements which are included in this Quarterly Report on Form 10-Q for more information regarding Corporation’s investment portfolio as of September 30, 2026.

Loans

Gross loans receivable increased 2.6% from $1.178 billion at December 31, 2025 to $1.208 billion at September 30, 2026. The percentage distribution in the loan portfolio is shown in the tables below at September 30, 2026, reflecting changes made to the Corporation’s allowance methodology and related loan segments, and at December 31, 2025, reflecting the Corporation’s previous allowance methodology and related loan segments:

	September 30, 2026
(In Thousands)	Amount	%
Commercial and industrial	$59,023	4.9%
Commercial real estate	401,114	33.2%
All other commercial loans	60,417	5.0%
Residential real estate	675,880	55.9%
Consumer and other	11,930	1.0%
Gross loans	$1,208,364	100.0%

	December 31, 2025
(In Thousands)	Amount	%
Commercial and industrial	$95,352	8.1%
Commercial real estate:
Commercial mortgages	355,557	30.2%
Student housing	48,043	4.1%
Residential real estate	659,627	56.0%
Consumer and other	19,002	1.6%
Gross loans	$1,177,581	100.0%

Loan concentrations are considered to exist when there are amounts loaned to a number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. Our lending activity is heavily concentrated in the geographic market areas we serve. This geographic concentration subjects our loan portfolio to the general economic conditions within the state. The risks created by this concentration have been considered by management and are monitored on an ongoing basis. As of September 30, 2026 and December 31, 2025, there were no concentrations of loans exceeding 10% of total loans other than the categories of loans disclosed in the table above. We believe our loan portfolio is diversified relative to industry concentrations across the various loan portfolio categories.

Banking regulators have established guidelines of less than 100% of tier 1 capital plus allowance for credit losses in construction lending and less than 300% of tier 1 capital plus allowance for credit losses in commercial real estate lending that management monitors as part of the risk management process. The construction concentration ratio is a percentage of the outstanding construction and land development loans to total tier 1 capital plus allowance for credit losses. The commercial real estate concentration ratio is a percentage of the outstanding balance of non-owner occupied commercial real estate, multifamily, and construction and land development loans to tier 1 capital plus allowance for credit losses. At September 30, 2026 and December 31, 2025, the Bank’s exposure to commercial real estate was well below these guidelines.

As of September 30, 2026, commercial real estate loans totaled $401.1 million or 33.2% of total gross loans. The following table presents the distribution of commercial real estate loans and related percentage of the total loan portfolio as of September 30, 2026 and December 31, 2025:

	September 30, 2026
(In Thousands)	Amount	%
Commercial real estate:
Commercial construction	$43,663	3.6%
Multifamily	81,984	6.8%
Owner occupied nonfarm nonresidential	159,469	13.2%
Non-owner occupied nonfarm nonresidential	115,998	9.6%
Total commercial real estate	$401,114	33.2%

	December 31, 2025
(In Thousands)	Amount	%
Commercial real estate:
Commercial mortgages:
Commercial construction	$19,105	1.6%
Multifamily	74,392	6.3%
Owner occupied nonfarm nonresidential	122,506	10.4%
Non-owner occupied nonfarm nonresidential	90,548	7.7%
Other commercial	49,006	4.2%
Student housing	48,043	4.1%
Total commercial real estate	$403,600	34.3%

The following table presents the maturity distribution and interest rate information of the loan portfolio by major category as of September 30, 2026:

	As of September 30, 2026

	Fixed-Rate Loans					Variable- or Adjustable-Rate Loans					All Loans
	1 Year	1-5	5-15	>15		1 Year	1-5	5-15	>15
(In Thousands)	or Less	Years	Years	Years	Total	or Less	Years	Years	Years	Total	Total
Commercial and industrial	$3,531	$14,222	$5,620	$577	$23,950	$4,208	$6,667	$9,415	$14,783	$35,073	$59,023
Commercial real estate	2,722	10,658	19,750	801	33,931	6,458	11,223	97,434	252,068	367,183	401,114
All other commercial loans	4,587	2,973	3,563	—	11,123	1,866	587	23,299	23,542	49,294	60,417
Residential real estate	10,069	7,067	44,667	36,687	98,490	4,335	2,548	58,937	511,570	577,390	675,880
Consumer and other	445	4,654	2,776	476	8,351	25	320	1,602	1,632	3,579	11,930
Total	$21,354	$39,574	$76,376	$38,541	$175,845	$16,892	$21,345	$190,687	$803,595	$1,032,519	$1,208,364

See Note 3 within the Corporation’s Notes to the Unaudited Consolidated Financial Statements which are included in this Quarterly Report on Form 10-Q for more information regarding the Corporation’s loan portfolio as of September 30, 2026.

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

Non-performing loans are monitored on an ongoing basis as part of the Corporation’s loan review process. Additionally, work-outs for non-performing loans and foreclosed assets held for sale are actively monitored through the Bank’s Collections Department. A potential loss on a non-performing asset is generally determined by comparing the outstanding loan balance to the fair market value of the pledged collateral, less estimated cost to sell.

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

The following table presents information about non-performing assets, as of September 30, 2026 and December 31, 2025:

	September 30,	December 31,
(dollars in thousands)	2026	2025
Non-accrual loans	$10,325	$11,523
Loans past due 90 days or more and still accruing	146	135
Total non-performing loans	10,471	11,658
Foreclosed assets held for sale	801	320
Total non-performing assets	$11,272	$11,978

Non-performing loans as a percentage of total loans, gross	0.87%	0.99%
Non-performing assets as a percentage of total assets	0.67%	0.72%
Allowance for credit losses as a percentage of total loans, gross	0.91%	0.85%
Allowance for credit losses to non-performing assets	97.87%	83.14%

Total non-performing assets amounted to $11,272,000, or 0.67% of total assets at September 30, 2026, as compared to $11,978,000, or 0.72% of total assets at December 31, 2025. For the nine months ended September 30, 2026, the Corporation experienced a decrease in nonaccrual loans, which was largely driven by nonaccrual residential real estate loans which decreased $1.6 million, primarily related to the loan sale mentioned previously.

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

Management believes it has been conservative in its decisions concerning identification of loans requiring individual evaluation for credit loss, estimates of loss, and nonaccrual status; however, the actual losses realized from these relationships could vary materially from the allowances calculated as of September 30, 2026. Management continues to closely monitor its loan relationships for credit losses and will adjust its estimates of loss and decisions concerning nonaccrual status, if appropriate.

Allowance for Credit Losses

The allowance for credit losses was $11.0 million and $10.0 million at September 30, 2026 and December 31, 2025, respectively. The allowance equaled 0.91% of total loans, net of unearned fees and costs and unamortized fair value adjustments, at September 30, 2026 and 0.85% of total loans, net of unearned fees and costs and unamortized fair value adjustments, at December 31, 2025. The allowance for credit losses is analyzed quarterly and reviewed by the Corporation’s Board of Directors. Regular loan meetings with the Corporation’s Board of Directors reviewed new loans over specified thresholds. Delinquent loans, loan exceptions and certain large loans are reviewed by the full Board no less than monthly to determine compliance with policies.

The following tables present the allocation of the allowance for credit losses as of September 30, 2026, reflecting the changes made to the Corporation’s allowance methodology described in further detail below, and December 31, 2025, reflecting the Corporation’s previous allowance methodology:

	September 30, 2026
(dollars in thousands)	Allowance for Credit Losses	Percent of Allowance	Percent of Loans to Gross Loans
Commercial and industrial	$686	6.2%	4.9%
Commercial real estate	5,185	47.0%	33.2%
All other commercial loans	308	2.8%	5.0%
Residential real estate	4,621	41.9%	55.9%
Consumer and other	232	2.1%	1.0%
Total	$11,032	100.0%	100.0%

	December 31, 2025
(dollars in thousands)	Allowance for Credit Losses	Percent of Allowance	Percent of Loans to Gross Loans
Commercial and industrial	$1,037	10.4%	8.1%
Commercial real estate	6,148	61.7%	34.3%
Residential real estate	2,556	25.7%	56.0%
Consumer and other	218	2.2%	1.6%
Total	$9,959	100.0%	100.0%

Effective September 30, 2026, the Corporation changed its methodology for estimating the ACL on loans and other financial assets subject to ASC 326, Financial Instruments—Credit Losses. The change was made to enhance the precision of the Corporation's estimate of expected credit losses by incorporating a new cash flow methodology to better reflect the risk characteristics and expected cash flows of the Corporation's loan portfolio.

Prior to the change, the Corporation estimated expected credit losses using primarily a probability of default methodology. Under the revised methodology, the Corporation utilizes a cash flow model to calculate the sum of expected losses via a gross loss rate and recovery rate assumption for pools of loans that share similar risk characteristics to estimate expected credit losses over the contractual term of the applicable financial assets, adjusted for expected prepayments and other relevant factors. The revised methodology incorporates federal call report loan codes as the segmentation mechanism.

The change in methodology represents a change in accounting estimate resulting from an improvement in the Corporation's estimation methodology and does not represent a change in the underlying accounting principle or requirements of ASC 326. Accordingly, the change has been accounted for prospectively in the period of change.

The effect of the change in methodology on the ACL as of September 30, 2026 was an increase of approximately $100,000. The change resulted in an increase in provision for credit losses on loans of approximately $100,000 for the three and nine-month periods ended September 30, 2026. The effect on net income was approximately $79,000, or $0.01 per basic and diluted share, after consideration of the related income tax effect.

The overall level of the ACL increased from $10.0 million at December 31, 2025 to $11.0 million at September 30, 2026. The largest changes on an individual segment basis from December 31, 2025 to September 30, 2026 include a decrease in commercial real estate loans from $6.1 million at December 31, 2025 to $5.2 million at September 30, 2026, as well as an increase in residential real estate loans from $2.6 million at December 31, 2025 to $4.6 million at September 30, 2026. The decrease for commercial real estate loans is primarily related to a decrease in the ACL on individually evaluated loans from $3.6 million at December 31, 2025 to $0.4 million at September 30, 2026, partially offset by an increase in the ACL on collectively evaluated loans from $2.4 million at December 31, 2025 to $4.8 million at September 30, 2026. These changes include the impact of lower individually evaluated allowances related to student housing loans, which are no longer individually evaluated in the Corporation’s new ACL methodology, as well as an increase in total loan volume and higher homogenous loan loss rates related to the implementation of the Corporation’s new ACL methodology. The increase for residential real estate loans is primarily related to an increase in the ACL on collectively evaluated loans from $2.3 million at December 31, 2025 to $4.2 million at September 30, 2026. This change includes the impact of an increase in total loan volume and higher homogenous loan loss rates related to the implementation of the Corporation’s new ACL methodology.

See Notes 1 and 3 within the Corporation’s Notes to the Unaudited Consolidated Financial Statements which are included in this Quarterly Report on Form 10-Q for more information regarding the Corporation’s allowance for credit losses as of September 30, 2026.

Deposits

Deposits are the primary source of funds for the Corporation’s lending and investing activities. The Corporation provides a range of deposit services to businesses and individuals, including noninterest-bearing checking accounts, interest-bearing checking accounts, savings accounts, money market accounts and time deposits. These accounts generally earn interest at rates the Corporation establishes based on market factors and the anticipated amount and timing of funding needs. The establishment or continuity of a core deposit relationship can be a factor in commercial loan pricing decisions. While the Corporation’s primary focus is on establishing customer relationships to attract core deposits, at times, the Corporation may use brokered deposits and other wholesale deposits to supplement its funding sources. As of September 30, 2026, the Corporation held no brokered deposits.

The following tables summarize the average balances outstanding and average interest rates for each major category of deposits for the three and nine months ended September 30, 2026 and 2025, respectively:

	For the Three Months Ended
	September 30, 2026		September 30, 2025
	Average	Average	Average	Average	Balance Change
	Balance	Rate	Balance	Rate	Amount	%
(In Thousands)
Non-interest bearing	$276,898	—%	$273,870	—%	$3,028	1.1%
Savings	197,081	0.03	194,417	0.03	2,664	1.4
Interest-bearing demand deposits	472,991	2.00	440,018	2.29	32,973	7.5
Money market deposits	115,362	1.87	105,762	1.98	9,600	9.1
Time deposits	392,923	3.32	365,505	3.44	27,418	7.5
Total deposits	$1,455,255	1.70%	$1,379,572	1.80%	$75,683	5.5%

	For the Nine Months Ended
	September 30, 2026		September 30, 2025
	Average	Average	Average	Average	Balance Change
	Balance	Rate	Balance	Rate	Amount	%
(In Thousands)
Non-interest bearing	$277,904	—%	$270,428	—%	$7,476	2.8%
Savings	196,248	0.03	194,750	0.03	1,498	0.8
Interest-bearing demand deposits	460,193	1.98	415,247	2.26	44,946	10.8
Money market deposits	114,770	1.91	104,349	1.91	10,421	10.0
Time deposits	390,889	3.31	360,770	3.54	30,119	8.3
Total deposits	$1,440,004	1.69%	$1,345,544	1.80%	$94,460	7.0%

The Corporation believes its deposit product offerings are properly structured to attract and retain core low-cost deposit relationships. The average cost of interest-bearing deposits for the three and nine months ended September 30, 2026 was 2.10% and 2.09%, respectively. The average cost of interest-bearing deposits for the three and nine months ended September 30, 2025 was 2.24% and 2.25%, respectively.

At September 30, 2026, estimated uninsured deposits, or the portion of deposit accounts which exceeded the Federal Deposit Insurance Corporation insurance limit, totaled $406.0 million. Of this amount, $193.5 million was collateralized by securities pledged by the Corporation or letters of credit issued through the Federal Home Loan Bank of Pittsburgh. Time deposits of $250,000 or more totaled approximately $113.0 million at September 30, 2026.

See Note 4 within the Corporation’s Notes to the Unaudited Consolidated Financial Statements which are included in this Quarterly Report on Form 10-Q for more information regarding the Corporation’s deposits as of September 30, 2026.

Borrowings

Short-term borrowings consist primarily of securities sold under agreements to repurchase and periodic overnight or short-term Federal Home Loan Bank advances. Average short-term borrowings amounted to 0.8% and 1.0% of total average interest-bearing liabilities for the three and nine months ended September 30, 2026, respectively. Average short-term borrowings amounted to 1.5% and 2.8% of total average interest-bearing liabilities for the three and nine months ended September 30, 2025, respectively.

Long-term borrowings consist of advances due to the FHLB - Pittsburgh. Under terms of a blanket agreement, the loans are secured by certain qualifying assets of the Bank which consist principally of first mortgage loans. The carrying value of these collateralized items was $863.8 million at September 30, 2026. The Bank has lines of credit with the Federal Reserve Bank Discount Window, FHLB – Pittsburgh, and Atlantic Community Bankers Bank in the aggregate amount of $622.1 million at September 30, 2026. The unused portion of these lines of credit was $595.7 million at September 30, 2026.

See Note 5 within the Corporation’s Notes to the Unaudited Consolidated Financial Statements which are included in this Quarterly Report on Form 10-Q for more information regarding the Corporation’s borrowings as of September 30, 2026.

Capital Resources

Management believes, as of September 30, 2026, that Journey Bank meets all capital adequacy requirements to which it is subject. Management annually performs stress testing on its regulatory capital levels and expects Journey Bank to maintain capital levels that exceed the regulatory standards for well-capitalized institutions for the next 12 months and for the foreseeable future.

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

The following table reflects the Bank’s actual capital amounts and ratios at September 30, 2026 and December 31, 2025:

	Journey Bank		Minimum Required For Capital Adequacy Purposes	Minimum Required For Capital Adequacy Purposes with Conservation Buffer	Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations
(Dollars in Thousands)	Amount	Ratio	Ratio	Ratio	Ratio
September 30, 2026
Total capital (to risk-weighted assets)	$185,115	18.18%	8.00%	10.50%	10.00%

Tier I capital (to risk-weighted assets)	174,217	17.11%	6.00%	8.50%	8.00%

Tier I common equity (to risk-weighted assets)	174,217	17.11%	4.50%	7.00%	6.50%

Tier I capital (to average assets)	174,217	10.50%	4.00%	4.00%	5.00%

Total risk-weighted assets	1,018,459

Total average assets	1,659,254

	Journey Bank		Minimum Required For Capital Adequacy Purposes	Minimum Required For Capital Adequacy Purposes with Conservation Buffer	Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations
(Dollars in Thousands)	Amount	Ratio	Ratio	Ratio	Ratio
December 31, 2025
Total capital (to risk-weighted assets)	$170,931	16.87%	8.00%	10.50%	10.00%

Tier I capital (to risk-weighted assets)	161,300	15.92%	6.00%	8.50%	8.00%

Tier I common equity (to risk-weighted assets)	161,300	15.92%	4.50%	7.00%	6.50%

Tier I capital (to average assets)	161,300	9.93%	4.00%	4.00%	5.00%

Total risk-weighted assets	1,013,109

Total average assets	1,624,578

RESULTS OF OPERATIONS

Net income for the three months ended September 30, 2026 was $6.0 million, or $0.57 per share, compared to $6.7 million, or $0.63 per share, for the three months ended September 30, 2025. Net income for the nine months ended September 30, 2026 was $20.4 million, or $1.92 per share, compared to $16.8 million, or $1.59 per share, for the nine months ended September 30, 2025. The decrease in net income for the three months ended September 30, 2026, compared to the same period in 2025, was primarily attributable to an increase in net interest income, offset by a decrease in non-interest income. The increase in net income for the nine months ended September 30, 2026, compared to the same period in 2025, was primarily attributable to a significant increase in net interest income, partially offset by a decrease in non-interest income.

Net interest income increased $2.0 million, or 12.7% to $17.6 million for the three months ended September 30, 2026, from $15.7 million for the same period in 2025. Non-interest income was $0.6 million for the three months ended September 30, 2026, a decrease of $2.3 million, or 78.9%, from $2.9 million for the same period in 2025, which primarily reflected increases in realized losses on available-for-sale debt securities. Non-interest expense was $10.1 million for the three months ended September 30, 2026, an increase of $0.1 million, or 0.7%, from $10.0 million for the same period in 2025, which was primarily related to increases in salaries and employee benefits partially offset by decreases in professional fees and other non-interest expense.

Net interest income increased $6.5 million, or 14.7% to $50.8 million for the nine months ended September 30, 2026, from $44.3 million for the same period in 2025. Non-interest income was $5.7 million for the nine months ended September 30, 2026, a decrease of $1.9 million, or 25.3%, from $7.6 million for the same period in 2025, which primarily reflected increases in gain on settlement of bank-owned life insurance claims and other non-interest income offset by increases in loss on sale of loans and realized losses on available-for-sale debt securities. Non-interest expense was $30.7 million for the nine months ended September 30, 2026, a decrease of $0.3 million, or 0.8%, from $30.9 million for the same period in 2025, which was primarily related to an increase in salaries and employee benefits offset by a decrease in other non-interest expense.

For the three and nine months ended September 30, 2026, the annualized return on average assets was 1.42% and 1.61%, respectively, compared to 1.63% and 1.39%, respectively for the comparable periods of 2025. The annualized return on average equity was 11.97% and 13.79%, respectively, for the three and nine months ended September 30, 2026, compared to 14.81% and 12.88%, respectively, for the comparable periods of 2025. For the three months ended September 30, 2026 total cash dividends of $0.155 per share were declared as compared to $0.150 for the same period of 2025. For the nine months ended September 30, 2026, total cash dividends of $0.797 per share were declared as compared to $0.617 for the same period of 2025, which included the impact of special one-time dividends of $0.333 per share and $0.167 per share for the nine months ended September 30, 2026 and 2025, respectively.

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

Tax-equivalent net interest income increased $2.0 million, or 12.4%, to $17.9 million for the three months ended September 30, 2026 compared to $15.9 million for the same period in 2025. The increase in tax-equivalent net interest income was due to an increase in tax-equivalent interest income reflecting higher earning asset volumes and yields, along with a decrease in interest expense which resulted primarily from a significant decrease in average borrowings coupled with a decrease in the average rate paid on total interest-bearing liabilities. Tax-equivalent net interest margin, a key measurement used in the banking industry to measure income from earning assets relative to the cost to fund those assets, is calculated by dividing tax-equivalent net interest income by average interest-earning assets. The Corporation’s tax-equivalent net interest margin increased 39 basis points to 4.54% for the three months ended September 30, 2026 compared to 4.15% for the same period of 2025, which was largely caused by increases in yields on earning assets along with a decrease in total cost of funds. Additionally, interest rate spread, the difference between the average yield on interest-earning assets, shown on a fully tax-equivalent basis, and the average cost of interest-bearing liabilities, increased 44 basis points to 4.03% for the three months ended September 30, 2026 compared to 3.59% for the same period in 2025.

Tax-equivalent interest income increased $1.4 million, or 6.0%, to $24.3 million for the three months ended September 30, 2026 from $22.9 million for the same period in 2025, which was largely caused by growth in average earning assets, coupled with an increase in the tax-equivalent yield on average earning assets. Average earning assets increased $40.6 million, or 2.7%, to $1.566 billion for the three months ended September 30, 2026 from $1.525 billion for the same period in 2025, resulting in a corresponding increase to tax-equivalent interest income of $0.6 million. Specifically, average loans increased $37.2 million, or 3.2%, to $1.212 billion for the three months ended September 30, 2026 from $1.175 billion for the same period in 2025, which reflected strong organic loan growth, partially offset by the loan sale noted above. Total investment securities averaged $340.3 million for the three months ended September 30, 2026, an increase of $21.9 million, or 6.9%, compared to $318.4 million for the same period in 2025. The tax-equivalent yield on earning assets increased 19 basis points to 6.15% for the three months ended September 30, 2026 from 5.96% for the same period in 2025, which resulted in a corresponding increase in tax-equivalent interest income of $0.8 million. The Corporation's tax-equivalent yield on loans increased 11 basis points to 6.81% for the three months ended September 30, 2026 compared to 6.70% for the same period in 2025, resulting in a corresponding increase in tax-equivalent interest income of $0.3 million. Meanwhile, the tax-equivalent yield on investment securities increased 53 basis points to 3.91% for the three months ended September 30, 2026 from 3.38% for the same period in 2025 and caused a corresponding increase to tax-equivalent interest income of $0.5 million.

Interest expense decreased $0.6 million, or 8.9%, to $6.3 million for the three months ended September 30, 2026 from $6.9 million for the same period in 2025, which was primarily from a significant decrease in average borrowings, coupled with a lower overall cost of funds. Average borrowed funds, which are largely comprised of customer repurchase agreements and FHLB of Pittsburgh advances, averaged $9.9 million for the three months ended September 30, 2026, a decrease of $51.4 million from $61.2 million for the same period in 2025. Lower volumes of average borrowed funds resulted in a corresponding decrease in interest expense of $0.6 million. Total average interest-bearing deposits increased $72.7 million, or 6.6%, to $1.178 billion for the three months ended September 30, 2026, compared to $1.106 billion for the same period in 2025, which resulted in a corresponding increase in interest expense of $0.5 million. For the three months ended September 30, 2026, the Corporation's cost of funds decreased 25 basis points to 2.11% from 2.36% for the same period in 2025. The average rate paid on total borrowings decreased to 3.78% for the three months ended September 30, 2026 from 4.50% for the same period in 2025. The average rate paid on total interest-bearing deposits decreased 14 basis points to 2.10% for the three months ended September 30, 2026 from 2.24% for the same period in 2025, which resulted in a corresponding decrease in interest expense of $0.5 million.

On a year-to-date basis, tax equivalent net interest income increased $6.5 million, or 14.4%, to $51.8 million for the nine months ended September 30, 2026, from $45.2 million for the comparable period of 2025. The increase in tax-equivalent net interest income for the year-to-date period was largely due to a $5.2 million, or 7.8%, increase in tax equivalent interest income, to $71.2 million, from $66.0 million for 2025, combined with a decrease in interest expense of $1.4 million, or 6.5%, to $19.4 million for the nine months ended September 30, 2026, from $20.8 million for the nine months ended September 30, 2025. Similar to the quarterly period, the $5.2 million or 7.8%, increase in year-to-date tax equivalent interest income was primarily due to higher earning-asset yields, coupled with an increase in average earning assets balances. The tax-equivalent yield on average earning assets increased 22 basis points to 6.07% for the nine months ended September 30, 2026 from 5.85% for the same period in 2025, which resulted in a corresponding increase of $2.9 million to tax-equivalent interest income. The tax-equivalent yield on loans increased 12 basis points, while the tax-equivalent yield on investments increased 68 basis points comparing the year-to-date periods of 2026 and 2025, which resulted in corresponding increases in tax-equivalent interest income of $1.1 million and $1.9 million, respectively. Regarding earning-asset volumes, total average earning assets increased $59.7 million, or 4.0%, to $1.568 billion for the nine months ended September 30, 2026, from $1.509 billion for the same period of 2025, which resulted in a corresponding increase in tax-equivalent interest income of $2.3 million. Similar to the quarterly period, this was primarily due to an increase in average total loans which increased $34.7 million, or 3.0%, to $1.197 billion for the nine months ended September 30, 2026, from $1.162 billion for the same comparable period of 2025, which was primarily as a result of strong organic loan demand. This increase resulted in a corresponding increase in tax-equivalent interest income of $1.8 million.

The $1.4 million, or 6.5%, decrease in year-to-date interest expense was largely due to a significant decrease in average total borrowings. Average borrowed funds totaled $29.7 million for the nine months ended September 30, 2026, a decrease of $50.5 million from $80.2 million for the same period in 2025. Lower volumes of average borrowed funds resulted in a corresponding decrease in interest expense of $1.7 million. This decrease was partially offset by an increase in interest-bearing deposit volumes. Comparing the year-to-date periods of 2026 and 2025, average interest-bearing deposits increased $87.0 million, or 8.1%, to $1.162 billion from $1.075 billion, respectively, increasing interest expense by $1.7 million.

The following Average Balance Sheet and Rate Analysis tables present the average assets, actual income or expense and the average yield on assets, liabilities and stockholders' equity for the three and nine months ended September 30, 2026 and 2025.

AVERAGE BALANCE SHEET AND RATE ANALYSIS

THREE MONTHS ENDED SEPTEMBER 30,

	2026			2025
(In Thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS:	(1)			(1)
Tax-exempt loans	$38,622	$475	4.88%	$39,442	$470	4.73%
All other loans	1,173,140	20,326	6.87%	1,135,079	19,365	6.77%
Total loans (2)(3)(4)	1,211,762	20,801	6.81%	1,174,521	19,835	6.70%

Taxable securities	261,858	2,311	3.50%	240,268	1,647	2.72%
Tax-exempt securities (3)	78,487	1,046	5.29%	78,184	1,069	5.42%
Total securities	340,345	3,357	3.91%	318,452	2,716	3.38%

Interest-bearing deposits in other banks	13,822	105	3.01%	32,403	348	4.26%

Total interest-earning assets	1,565,929	24,263	6.15%	1,525,376	22,899	5.96%

Other assets	119,043			111,828

TOTAL ASSETS	$1,684,972			$1,637,204

LIABILITIES:
Savings	$197,081	15	0.03%	$194,417	15	0.03%
Now deposits	472,991	2,385	2.00%	440,018	2,543	2.29%
Money market deposits	115,362	545	1.87%	105,762	527	1.98%
Time deposits	392,923	3,293	3.32%	365,505	3,170	3.44%
Total interest-bearing deposits	1,178,357	6,238	2.10%	1,105,702	6,255	2.24%

Short-term borrowings	9,857	94	3.78%	17,163	168	3.88%
Long-term borrowings	—	—	0.00%	44,072	527	4.74%
Total borrowings	9,857	94	3.78%	61,235	695	4.50%

Total interest-bearing liabilities	1,188,214	6,332	2.11%	1,166,937	6,950	2.36%

Noninterest-bearing deposits	276,898			273,870
Other liabilities	19,501			16,387
Stockholders' equity	200,359			180,010
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$1,684,972			$1,637,204
Interest rate spread (6)			4.03%			3.59%
Net interest income/margin (5)		$17,931	4.54%		$15,949	4.15%

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

AVERAGE BALANCE SHEET AND RATE ANALYSIS

NINE MONTHS ENDED SEPTEMBER 30,

	2026			2025
(In Thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS:	(1)			(1)
Tax-exempt loans	$40,883	$1,484	4.85%	$41,227	$1,491	4.84%
All other loans	1,155,678	59,313	6.86%	1,120,688	56,454	6.74%
Total loans (2)(3)(4)	1,196,561	60,797	6.79%	1,161,915	57,945	6.67%

Taxable securities	271,903	6,620	3.26%	252,482	4,388	2.32%
Tax-exempt securities (3)	79,035	3,197	5.41%	79,013	3,197	5.41%
Total securities	350,938	9,817	3.74%	331,495	7,585	3.06%

Interest-bearing deposits in other banks	20,881	568	3.64%	15,279	483	4.23%

Total interest-earning assets	1,568,380	71,182	6.07%	1,508,689	66,013	5.85%

Other assets	118,053			107,209

TOTAL ASSETS	$1,686,433			$1,615,898

LIABILITIES:
Savings	$196,248	44	0.03%	$194,750	44	0.03%
Now deposits	460,193	6,830	1.98%	415,247	7,016	2.26%
Money market deposits	114,770	1,636	1.91%	104,349	1,491	1.91%
Time deposits	390,889	9,673	3.31%	360,770	9,542	3.54%
Total interest-bearing deposits	1,162,100	18,183	2.09%	1,075,116	18,093	2.25%

Short-term borrowings	11,797	306	3.47%	31,945	963	4.03%
Long-term borrowings	17,865	932	6.97%	48,259	1,721	4.77%
Total borrowings	29,662	1,238	5.58%	80,204	2,684	4.47%

Total interest-bearing liabilities	1,191,762	19,421	2.18%	1,155,320	20,777	2.40%

Noninterest-bearing deposits	277,904			270,428
Other liabilities	19,414			15,362
Stockholders' equity	197,353			174,788
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$1,686,433			$1,615,898
Interest rate spread (6)			3.89%			3.45%
Net interest income/margin (5)		$51,761	4.41%		$45,236	4.01%

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

Reconcilement of Taxable Equivalent Net Interest Income
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In Thousands)	2026	2025	2026	2025

Total interest income	$23,966	$22,601	$70,266	$65,104
Total interest expense	6,333	6,950	19,421	20,777

Net interest income	17,633	15,651	50,845	44,327
Tax equivalent adjustment	298	298	916	909

Net interest income
(fully taxable equivalent)	$17,931	$15,949	$51,761	$45,236

Rate/Volume Analysis

To enhance the understanding of the effects of volumes (the average balance of earning assets and costing liabilities) and average interest rate fluctuations on the Consolidated Balance Sheets as it pertains to net interest income, the table below reflects these changes for the three and nine months ended September 30, 2026 versus September 30, 2025:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026 vs 2025			2026 vs 2025
	Increase (Decrease)			Increase (Decrease)
	Due to			Due to
(In Thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Loans, tax-exempt	$(10)	$14	$4	$(12)	$5	$(7)
Loans	649	312	961	1,763	1,096	2,859
Taxable investment securities	150	514	664	338	1,894	2,232
Tax-exempt investment securities	(10)	(13)	(23)	1	(1)	—
Interest bearing deposits	(193)	(50)	(243)	177	(92)	85
Total interest-earning assets	586	777	1,363	2,267	2,902	5,169

Interest expense:
Savings	—	—	—	—	—	—
NOW deposits	192	(350)	(158)	759	(945)	(186)
Money market deposits	48	(30)	18	149	(4)	145
Time deposits	237	(114)	123	797	(666)	131
Short-term borrowings	(70)	(4)	(74)	(607)	(50)	(657)
Long-term borrowings, FHLB	(521)	(6)	(527)	(1,084)	295	(789)
Total interest-bearing liabilities	(114)	(504)	(618)	14	(1,370)	(1,356)
Change in net interest income	$700	$1,281	$1,981	$2,253	$4,272	$6,525

Provision for Credit Losses

A summary of the provision for credit losses for the three and nine months ended September 30, 2026 and 2025, is as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(In Thousands)	2026	2025	2026	2025
Provision for credit losses:
Loans receivable	$821	$475	$1,283	$841
Off-balance sheet exposures	121	4	122	2
Total provision for credit losses	$942	$479	$1,405	$843

For the three months ended September 30, 2026, there was a provision for credit losses of $942,000, an increase of $463,000 in expense compared to a provision for credit losses of $479,000 for the three months ended September 30, 2025. The provision for the three months ended September 30, 2026 included expense related to loans receivable of $821,000 and off-balance sheet exposures of $121,000. For the nine months ended September 30, 2026, there was a provision for credit losses of $1,405,000, an increase of $562,000 in expense compared to a provision for credit losses of $843,000 for the nine months ended September 30, 2025. The $1,405,000 provision for the nine months ended September 30, 2026 included expense related to loans receivable of $1,283,000 and off-balance sheet exposures of $122,000.

The provision amounts for the three and nine months ended September 30, 2026 and 2025 primarily reflect an increase in volume in the loan portfolio, changes in qualitative factors as well as changes related to the implementation of the Corporation’s new ACL methodology effective September 30, 2026, as described above.

See Notes 1 and 3 within the Corporation’s Notes to the Unaudited Consolidated Financial Statements which are included in this Quarterly Report on Form 10-Q for more information regarding the Corporation’s allowance for credit losses as of September 30, 2026.

Non-interest Income

Total non-interest income decreased $2,281,000 or 78.9% to $611,000 for the three months ended September 30, 2026, compared to $2,892,000 for the three months ended September 30, 2025. Realized losses on available-for-sale debt securities, net, totaled $2,404,000 for the three months ended September 30, 2026. No realized losses on available-for-sale debt securities were recognized during the three months ended September 30, 2025. During the three months ended September 30, 2026, the Corporation sold certain available-for-sale debt securities at a loss as part of a balance sheet repositioning strategy designed to improve the Corporation’s net interest margin and enhance future earnings potential. The securities sold generally carried substantially lower contractual yields relative to the yields available on comparable securities at the time of reinvestment. The proceeds from the sales were reinvested in higher-yielding securities, which management expects will contribute to improved interest income and net interest margin in future periods, subject to changes in market interest rates, deposit costs, balance sheet composition, and other factors affecting the Corporation’s net interest margin.

For the nine months ended September 30, 2026, total non-interest income decreased $1,913,000 or 25.3% to $5,661,000, compared to $7,574,000 for the nine months ended September 30, 2025. Consistent with the quarterly period, realized losses on available-for-sale debt securities, net, resulted in a decrease of $3,423,000. Additionally, for the nine months ended September 30, 2026, a $354,000 loss on sale of loans was recorded, compared to a gain on sale of loans of $340,000 for the nine months ended September 30, 2025, which relates to the loan sale noted above. Offsetting these decreases was an increase of $485,000 in gains recognized related to bank-owned life insurance claims as well as an increase in other non-interest income of $1,180,000 which was primarily related to incentives received pursuant to the Bank’s debit card processing contract and a sales tax refund received from the Commonwealth of Pennsylvania resulting from a state sales and use tax review engagement during the nine months ended September 30, 2026.

	For the Three Months Ended
	September 30, 2026		September 30, 2025		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Service charges and fees	$777	127.2%	$774	26.8%	$3	0.4%
Interchange fees	659	107.9	671	23.2	(12)	(1.8)
Gain on sale of loans	128	20.9	186	6.4	(58)	(31.2)
Earnings on bank-owned life insurance	257	42.1	235	8.1	22	9.4
Gain on settlement of bank-owned life insurance claims	—	—	120	4.1	(120)	100.0
Brokerage	289	47.3	215	7.4	74	34.4
Trust	299	48.9	268	9.3	31	11.6
Gains on marketable equity securities	31	5.1	48	1.7	(17)	(35.4)
Realized losses on available-for-sale debt securities, net	(2,404)	(393.5)	—	—	(2,404)	100.0
Other non-interest income	575	94.1	375	13.0	200	53.3
Total non-interest income	$611	100.0%	$2,892	100.0%	$(2,281)	(78.9)%

	For the Nine Months Ended
	September 30, 2026		September 30, 2025		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Service charges and fees	$2,279	40.3%	$2,205	29.1%	$74	3.4%
Interchange fees	1,948	34.4	1,967	26.0	(19)	(1.0)
(Loss) gain on sale of loans	(354)	(6.3)	340	4.5	(694)	(204.1)
Earnings on bank-owned life insurance	746	13.2	699	9.2	47	6.7
Gain on settlement of bank-owned life insurance claims	605	10.7	120	1.6	485	100.0
Brokerage	837	14.8	700	9.2	137	19.6
Trust	878	15.5	786	10.4	92	11.7
Gains on marketable equity securities	236	4.2	28	0.4	208	742.9
Realized losses on available-for-sale debt securities, net	(3,849)	(68.0)	(426)	(5.6)	(3,423)	803.5
Other non-interest income	2,335	41.2	1,155	15.2	1,180	102.2
Total non-interest income	$5,661	100.0%	$7,574	100.0%	$(1,913)	(25.3)%

Non-interest Expense

Total non-interest expense increased $70,000 or 0.7% from $9,978,000 for the three months ended September 30, 2025, to $10,048,000 for the three months ended September 30, 2026. Salaries and employee benefits expense of $5,417,000 for the three months ended September 30, 2026 increased $618,000 from $4,799,000 for same period in 2025. This increase was related to health insurance expenses associated with the Corporation’s partially self-funded health insurance plan which were $422,000 higher for the three months ended September 30, 2026 than the same period in 2025, along with ongoing salary and wage increases for employees. The increase in salaries and employee benefits expense was partially offset by a decrease in professional fees of $164,000 due primarily to lower legal and consulting costs and a decrease in other non-interest expense of $351,000 due primarily to lower overall marketing and advertising costs comparing the three months ended September 30, 2026 to the same period in 2025.

For the nine months ended September 30, 2026, total non-interest expense decreased $260,000 or 0.8% to $30,665,000, compared to $30,925,000 for the nine months ended September 30, 2025. Salaries and employee benefits expense of $16,330,000 for the nine months ended September 30, 2026 increased $227,000 from $16,103,000 for the same period of 2025. The Corporation recorded one-time pretax expenses totaling $1,295,000 in conjunction with the retirement of its Executive Chairman during the three months ended March 31, 2025. This decrease was offset by health insurance expenses associated with the Corporation’s partially self-funded health insurance plan which were $902,000 higher for the nine months ended September 30, 2026 than same period in 2025 along with ongoing salary and wage increases for employees. Other non-interest expense decreased $283,000 from $3,167,000 for the nine months ended September 30, 2025 to $2,884,000 for the nine months ended September 30, 2026 due primarily to lower overall marketing and advertising costs as well as lower check and debit card losses.

One standard to measure non-interest expense is to express annualized non-interest expense as a percentage of average total assets. For the three and nine months ended September 30, 2026 this percentage was 2.37% and 2.43%, respectively, compared to 2.42% and 2.56%, respectively, for the three and nine months ended September 30, 2025.

	For the Three Months Ended
	September 30, 2026		September 30, 2025		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Salaries and employee benefits	$5,417	53.9%	$4,799	48.1%	$618	12.9%
Occupancy	669	6.7	644	6.5	25	3.9
Furniture and equipment	390	3.9	418	4.2	(28)	(6.7)
Pennsylvania shares tax	374	3.7	336	3.4	38	11.3
Professional fees	327	3.3	491	4.9	(164)	(33.4)
Director's fees	158	1.6	165	1.7	(7)	(4.2)
Federal deposit insurance	195	1.9	217	2.2	(22)	(10.1)
Data processing and telecommunications	973	9.7	877	8.8	96	10.9
Automated teller machine and interchange	152	1.5	230	2.3	(78)	(33.9)
Amortization of intangibles	454	4.5	511	5.1	(57)	(11.2)
Other non-interest expense	939	9.3	1,290	12.8	(351)	(27.2)
Total non-interest expense	$10,048	100.0%	$9,978	100.0%	$70	0.7%

	For the Nine Months Ended
	September 30, 2026		September 30, 2025		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Salaries and employee benefits	$16,330	53.3%	$16,103	52.1%	$227	1.4%
Occupancy	2,085	6.8	2,004	6.5	81	4.0
Furniture and equipment	1,126	3.7	1,304	4.2	(178)	(13.7)
Pennsylvania shares tax	1,123	3.7	938	3.0	185	19.7
Professional fees	1,416	4.6	1,353	4.4	63	4.7
Director's fees	486	1.6	483	1.6	3	0.6
Federal deposit insurance	585	1.9	652	2.1	(67)	(10.3)
Data processing and telecommunications	2,814	9.2	2,794	9.0	20	0.7
Automated teller machine and interchange	454	1.5	595	1.9	(141)	(23.7)
Amortization of intangibles	1,362	4.4	1,532	5.0	(170)	(11.1)
Other non-interest expense	2,884	9.3	3,167	10.2	(283)	(8.9)
Total non-interest expense	$30,665	100.0%	$30,925	100.0%	$(260)	(0.8)%

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

The Bank reviews cash flow projections regularly and updates them in order to maintain liquid assets at levels believed to meet the requirements of normal operations, including loan commitments and potential deposit outflows from maturing certificates of deposit and savings withdrawals. While deposits and securities sold under agreements to repurchase are its primary source of funds, when needed it is also able to generate cash through borrowings from the FHLB. At September 30, 2026, the Bank had remaining available capacity with FHLB, subject to certain collateral restrictions, of $576.1 million.

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

The statement of cash flows presents the change in cash and cash equivalents from operating, investing and financing activities. Cash and due from banks and interest-bearing deposits in other banks, which comprise cash and cash equivalents, are the Corporation’s most liquid assets. Cash and cash equivalents totaled $35.8 million at September 30, 2026, a decrease of $12.8 million from $48.5 million at December 31, 2025, as net cash outflows from investing activities outpaced net cash inflows reported from operating and financing activities for the nine months ended September 30, 2026.

Net cash outflows from investing activities used $47.0 million of cash and cash equivalents during the nine months ended September 30, 2026. Accounting for the majority of the net cash outflows was $76.4 million related to proceeds from sales, paydowns, calls and maturities of available-for-sale debt securities which was offset by purchases of available-for-sale debt securities of $90.8 million and a net increase in loans of $35.4 million, which reflected strong loan demand. Financing activities provided $4.7 million in net cash, which resulted primarily from a $59.0 million increase in deposits, partially offset by $41.0 million repayment of long-term borrowings, a net decrease in short-term borrowings of $4.9 million along with cash dividends paid of $8.5 million. Operating activities include net income, adjusted for the effects of non-cash transactions including, among others, depreciation and amortization and the provision for credit losses, and is the primary source of cash flows from operations. For the nine months ended September 30, 2026, operating activities provided the Corporation with $29.5 million in net cash, which primarily reflected net income of $20.4 million and proceeds from the sale of mortgage loans of $23.8 million.

The Corporation regularly analyzes its ability to generate adequate amounts of cash to meet its short and long-term cash requirements and plans. As part of its quarterly asset liability management procedures, the Corporation performs liquidity cash flow forecasts in various base level and stress scenarios to monitor future cash needs. As of September 30, 2026, the Corporation is expected to maintain an adequate cash balance over the next 12 months. The Corporation has not identified any known demands, commitments, events or uncertainties that would result or that are reasonably likely to result in its liquidity position materially increasing or decreasing over the next 12 months. The Corporation’s long-term cash needs are regularly analyzed through its strategic planning process, which includes a detailed review of liquidity and funding needs.

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

To manage the interest sensitivity position, an asset/liability model called "gap analysis" is used to monitor the difference in the volume of the Bank's interest sensitive assets and liabilities that mature or reprice within given periods. A positive gap (asset sensitive) indicates that more assets reprice during a given period compared to liabilities, while a negative gap (liability sensitive) has the opposite effect. The Bank employs computerized net interest income simulation modeling to assist in quantifying interest rate risk exposure. This process measures and quantifies the impact on net interest income through varying interest rate changes and balance sheet compositions. The use of this model assists the ALCO to gauge the effects of the interest rate changes on interest sensitive assets and liabilities in order to determine what impact these rate changes will have upon our net interest spread. At September 30, 2026, our cumulative gap positions were within the internal risk management guidelines.

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

The following table illustrates the simulated impact of parallel and instantaneous interest rate shocks of +100, +200, +300, -100, -200, and -300 basis points on net interest income and the change in economic value over a one-year time horizon from the September 30, 2026 levels:

	Rates +100		Rates +200		Rates +300		Rates -100		Rates -200		Rates -300
	Simulation Results	Policy Limit	Simulation Results	Policy Limit	Simulation Results	Policy Limit	Simulation Results	Policy Limit	Simulation Results	Policy Limit	Simulation Results	Policy Limit
Earnings at risk:
Percent change in net interest income	4.68%	-10.00%	1.32%	-15.00%	-2.27%	-20.00%	8.90%	-10.00%	9.41%	-15.00%	11.10%	-20.00%

Economic value at risk:
Percent change in economic value of equity	-4.92%	-15.00%	-10.76%	-25.00%	-17.19%	-30.00%	0.85%	-15.00%	0.91%	-25.00%	1.66%	-30.00%

Model results from the simulation at September 30, 2026 indicated that the Bank was projected to see an increase in net interest income over a one-year horizon in any of the rate shock scenarios, with the exception of the +300 scenario, which showed a 2.27% decrease. The percent change in EVE is expected to decrease in all rates up scenarios and increase in all rates down scenarios. All modeled exposures to net interest income and EVE for the next twelve-month horizon are within internal ALCO policy guidelines.

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

The CEO and CFO have evaluated the changes to our internal controls over financial reporting that occurred during the quarter ended September 30, 2026, as required by Rules 13a-15(d) and 15d-15(d) under the Securities Exchange Act of 1934, as amended. During the quarter ended September 30, 2026, the Corporation changed its methodology for estimating the allowance for credit losses, as described in greater detail in this Quarterly Report on Form 10-Q in Note 1 within the Corporation’s Notes to the Unaudited Financial Statements included in Part I, Item 1, and in the Management’s Discussion and Analysis under the heading ‘Financial Condition’ and the subheading ‘Allowance for Credit Losses’ included in Part I, Item 2. In connection with this change, the Corporation made changes to certain internal controls over financial reporting related to the estimation of the allowance for credit losses, including controls over data integrity, the review of model inputs and assumptions, the evaluation of qualitative factors, and management’s review and approval of the resulting allowance for credit losses. These changes were designed to support the consistent application of the new methodology and the reliability of the Corporation’s financial reporting. There were no other changes in the Corporation’s internal control over financial reporting during the quarter ended September 30, 2026 that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II Other Information

Item 1. Legal Proceedings

At September 30, 2026, the Corporation was not involved in any legal proceedings, other than routine legal proceedings in the ordinary course of business which involve amounts which, in the aggregate, are believed by management to be immaterial to the financial condition of the Corporation. In addition, no material proceedings are pending or are known to be threatened or contemplated against the Corporation by government authorities.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in Item 1A of the Corporation’s Form 10-K filed March 6, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None

(b)	Not applicable

(c)	Effective May 15, 2026, the Corporation’s Board of Directors authorized a new treasury stock repurchase program. Under the program, the Corporation was authorized to repurchase up to 530,611 shares of the Corporation’s common stock. During the third quarter 2026, the Corporation did not repurchase any shares of its common stock.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

(a)	There was no information the Corporation was required to disclose in a report on Form 8-K during the third quarter of 2026 that was not disclosed.

(b)	There were no material changes to the procedures by which security holders may recommend nominees to the Corporation’s board of directors during the third quarter of 2026.

(c)	During the third quarter of 2026, no director or officer of the Corporation adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.

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

31.2 Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1 Section 1350 Certification of Chief Executive Officer

32.2 Section 1350 Certification of Chief Financial Officer

101 The following materials from the Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2026, formatted in XBRL (Extensible Business Reporting Language); (i) the Consolidated Balance Sheets (unaudited), (ii) the Consolidated Statements of Income (unaudited), (iii) the Consolidated Statements of Comprehensive Income (unaudited), (iv) the Consolidated Statements of Changes in Stockholders’ Equity (unaudited), (v) the Consolidated Statements of Cash Flows (unaudited), and (vi) the Notes to Unaudited Consolidated Financial Statements.

104 Cover Page for Interactive Data File (embedded with the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Muncy Columbia Financial Corporation

(Registrant)

By:	/s/ Lance O. Diehl	Date: November 6, 2026
Lance O. Diehl President and Chief Executive Officer (Principal Executive Officer)
By:	/s/ Joseph K. O’Neill, Jr.	Date: November 6, 2026
Joseph K. O’Neill, Jr. Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)